Form 10-Q
period 1996-09-30
CORNELL CORRECTIONS INC
filed 1996-11-15
CIK 1016152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number 1-16152

                            CORNELL CORRECTIONS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                     76-0433642
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

           4801 Woodway
            Suite 400W
            Houston, Tx                                77056-1805
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

                                 (713) 623-0790
               ---------------------------------------------------
               (Registrants telephone number, including area code)

Indicate by a check mark whether Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [ ]  No [X]

At October 31, 1996 Registrant had outstanding 6,765,398 shares of its Common Stock.

PART I       FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CORNELL CORRECTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                ($ IN THOUSANDS)

                                                      DECEMBER 31, SEPTEMBER 30,
                                                          1995         1996
                                                        --------     --------
                                  ASSETS
CURRENT ASSETS:

     Cash and cash equivalents .....................    $    390     $    363

     Accounts receivable, net ......................       3,436        6,283

     Current portion of amount receivable
             from the California Department
             of Corrections ........................         216          178

     Deferred tax asset ............................          27           27

     Restricted assets .............................         284        1,022

     Prepaid and other .............................         187          653
                                                        --------     --------

         Total current assets ......................       4,540        8,526

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $430 and $960,
     respectively ..................................       1,909       25,846

OTHER ASSETS:

     Contract value, net ...........................         206         --

     Goodwill, net .................................       6,204        5,949

     Amount receivable from the California
          Department of Corrections,  noncurrent ...         519          407

     Deferred tax asset, noncurrent ................         409          409

     Deferred costs and other ......................         397        1,284
                                                        --------     --------

         Total assets ..............................    $ 14,184     $ 42,421
                                                        ========     ========
              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

     Accounts payable and accrued liabilities ......    $  2,991     $  4,370

     Current portion of long-term debt .............          24           24
                                                        --------     --------

          Total current liabilities ................       3,015        4,394

LONG-TERM DEBT, net of current portion .............       7,625       35,180

OTHER LONG-TERM LIABILITIES ........................         491          618
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:

     Class A common stock, $.01 par value,
          9,000,000 shares authorized, 3,189,385
          and 3,226,792 shares issued and
          outstanding, respectively ................          32           32

     Class B common stock, $.01 par value,
          1,000,000 shares authorized, none
          and 277,441 shares issued and
          outstanding, respectively ................        --              3

     Additional paid-in capital ....................       6,955        9,282

     Retained deficit ..............................      (1,331)      (4,281)

     Notes receivable from shareholders ............        --           (455)

     Treasury stock (555,000 shares of
          Class A common stock, at cost) ...........      (2,603)      (2,352)
                                                        --------     --------

          Total stockholders' equity ...............       3,053        2,229
                                                        --------     --------
          Total liabilities and stockholders'
               equity ..............................    $ 14,184     $ 42,421
                                                        ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                   SEPTEMBER 30,           SEPTEMBER  30,
                                --------------------    --------------------
                                  1995        1996        1995        1996
                                --------    --------    --------    --------
REVENUES:
 Occupancy fees .............   $  5,298    $ 10,552    $ 15,402    $ 21,519
 Other income ...............          7          56          10         426
                                --------    --------    --------    --------

                                   5,305      10,608      15,412      21,945

OPERATING EXPENSES ..........      4,184       8,537      12,214      17,998
DEPRECIATION AND AMORTIZATION        228         425         595         935
GENERAL AND ADMINISTRATIVE
     EXPENSES ...............        842       1,759       2,393       3,388
                                --------    --------    --------    --------
INCOME (LOSS) FROM OPERATIONS         51        (113)        210        (376)
INTEREST EXPENSE ............        149       2,163         418       2,661
INTEREST INCOME .............        (22)        (36)        (92)        (87)
                                --------    --------    --------    --------
LOSS BEFORE PROVISION FOR
     INCOME TAXES ...........        (76)     (2,240)       (116)     (2,950)
PROVISION FOR INCOME TAXES ..       --          --          --          --
                                --------    --------    --------    --------
NET LOSS ....................   $    (76)   $ (2,240)   $   (116)   $ (2,950)
                                ========    ========    ========    ========
LOSS PER SHARE ..............   $   (.02)   $   (.63)   $  (0.03)   $   (.87)
                                ========    ========    ========    ========
NUMBER OF SHARES USED IN PER
     SHARE CALCULATION ......      4,076       3,574       4,075       3,383
                                ========    ========    ========    ========

   The accompanying notes are an integral part of these consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS
                                                            ENDED SEPTEMBER 30,
                                                           ---------------------
                                                             1995        1996
                                                            -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss ...............................................   $  (116)   $ (2,950)
 Adjustments to reconcile net loss to net cash used in operating activities -

    Depreciation ........................................       101         311
    Amortization ........................................       494         624
    Non-cash stock-based compensation and financing
        charges .........................................      --         1,596
    Change in assets and liabilities, net of effects from
       acquisitions of businesses:
            Accounts receivable .........................      (789)         29
            Restricted assets ...........................        33        (131)

            Other assets ................................         3        (598)
            Accounts payable and accrued liabilities ....      (537)       (279)
                                                            -------    --------
    Net cash used in operating activities ...............      (811)     (1,398)
                                                            -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures ...................................      (309)       (687)

 Acquisition of businesses, less cash acquired ..........      --       (25,174)
                                                            -------    --------
    Net cash used in investing activities ...............      (309)    (25,861)
                                                            -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from long-term debt ...........................     4,500      30,856

 Payments on long-term debt .............................    (3,447)     (3,301)

 Issuance of common stock ...............................      --           279

 Direct costs related to issuance of common stock .......      --          (602)
                                                            -------    --------

    Net cash provided by financing activities ...........     1,053      27,232
                                                            -------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ...............       (67)        (27)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
     PERIOD .............................................       928         390
                                                            -------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............   $   861    $    363
                                                            =======    ========
     SUPPLEMENTAL CASH FLOW DISCLOSURE:
          Interest paid during the period ...............   $   242    $    970
                                                            =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

CORNELL CORRECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form S-1 (Registration No. 333-08243) declared effective by the Securities and Exchange Commission on October 1, 1996.


NOTE 2.  ACQUISITIONS

     In May 1996, the Company acquired a 310-bed facility located in Houston, Texas ("Reid Center"), previously operated by Texas Alcoholism Foundation, Inc. In July 1996, the Company completed the acquisition of substantially all the assets of MidTex Detentions, Inc. ("MidTex"), a private correctional center operator for the Federal Bureau of Prisons, operating three facilities in Central Texas with a capacity of 1,305 beds (collectively the "Big Spring Correctional Center" or "BSCC".) Total consideration for these acquisitions was approximately $25.7 million. The acquisitions were financed primarily through borrowings under the Company's credit facilities and a short-term convertible note dated July 3, 1996 (the "Convertible Bridge Note".) In connection with the MidTex acquisition, the Company entered into various agreements for the use of the facilities for approximately the next 35 years for a payment of $216,000 (annual payment in lieu of property taxes) per year.

     The acquisition costs and the estimated fair market value of the assets acquired and liabilities assumed associated with the above-mentioned acquisitions are as follows (in thousands):

                                                          MIDTEX     REID CENTER
                                                         --------      -------

Cash Paid .........................................      $ 23,200      $ 1,986

Transaction costs .................................           470           90
                                                         --------      -------
               Total purchase price ...............      $ 23,670      $ 2,076
                                                         ========      =======
Net assets acquired -

       Cash .......................................      $    486      $  --

       Receivables, net ...........................         2,726         --

       Other current assets .......................           755         --
       Property and equipment, net:

             Prepaid facility use .................        21,710         --

             Other ................................            10        2,090

Other assets ......................................             5         --
Accounts payable and accrued liabilities ..........        (2,022)         (14)
                                                         --------      -------

                                                         $ 23,670      $ 2,076
                                                         ========      =======

     The carrying value of the prepaid facility use relates to the right to use the three detention facilities retained by the City of Big Spring for 19, 20, and 23 years, respectively, plus three five-year extensions. Extensions of the lease agreement are at the option of the Company. The costs will be amortized over the respective periods, including the option periods. The Company currently intends to exercise these extensions.

     Both the Reid Center and MidTex acquisitions have been accounted for as purchases; therefore, the accompanying statements of operations reflect the results of operations since their respective acquisition dates.

     The unaudited consolidated results of operations on a pro forma basis as though the Reid Center and MidTex had been acquired as of the beginning of the Company's fiscal years 1995 and 1996 are as follows (amounts in thousands, except per share data):

                                             NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                           --------------------
                                             1995       1996
                                           --------- ----------

                Total revenues ..........   $27,688   $ 31,679

                Net income (loss) .......   $   326   $ (2,601)

                Earnings (loss) per share   $   .08   $   (.77)

NOTE 3.   INITIAL PUBLIC OFFERING

     On October 3, 1996, the Company completed an initial public offering ("IPO") of its common stock. Net proceeds to the Company from the sale of the 3,523,103 shares of common stock were approximately $38.6 million. On October 8, 1996, the Company repaid a total of $33.9 million of borrowings, $27.9 million of which was borrowed under a credit agreement dated July 3, 1996 (the "1996 Credit Facility") and $6.0 million of which was borrowed under the Convertible Bridge Note.

     As a result of the repayments of the term loan facility and the stock repurchase loan facility under the 1996 Credit Facility, such facilities were canceled. The revolving credit facility of $2.5 million and the multiple-advance term loan facility of $6.9 million are still available to the Company under the terms of the 1996 Credit Facility.

NOTE 4.   NON-RECURRING CHARGES

     In connection with the 1996 Credit Facility, the Company incurred expenses, issued certain options and warrants, and sold shares of common stock, for which the Company recognized total deferred financing costs of $1.3 million, of which $726,000 was noncash, to be amortized over the life of the 1996 Credit Facility. Since the use of proceeds from the IPO were used to retire the outstanding indebtedness under the 1996 Credit Facility, the total deferred financing costs were charged to interest expense as of September 30, 1996. In addition, the Company recognized noncash compensation expense of $870,000 during the third quarter of 1996 in connection with options to purchase shares of common stock granted in July 1996 to certain officers of the Company based upon the estimated valuation of the shares of common stock compared to the exercise price on the date of grant.

        The audited consolidated results of operations on a pro forma basis (i) assuming the Reid Center and MidTex had been acquired as of the beginning of the Company's fiscal years 1995 and 1996, (ii) assuming the IPO had occurred at the beginning of the Company's fiscal years 1995 and 1996, and (iii) excluding the non-recurring charges recognized during the three months ended September 30, 1996, are as follows (amounts in thousands, except per share data):

                                           NINE MONTHS ENDED
                                             SEPTEMBER 30,
                                         --------------------
                                           1995       1996
                                         --------- ----------

                     Total revenues ...   $27,688   $31,679

                     Net income .......   $ 1,329   $ 1,326

                     Earnings per share   $   .17   $   .19

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company provides to governmental agencies the integrated development, design, construction and operation of correctional facilities. The following table sets forth the number of facilities under contract or award at the end of the periods shown.


                                                      DECEMBER 31, SEPTEMBER 30,
                                                          1995         1996
                                                         -------     --------

Contracts (1) ......................................         19          24

Facilities in operation ............................         12          18

Design capacity of facilities in operation .........      1,347       3,114

Beds under contract (end of period) ................      1,478       3,101

Contracted beds in operation (end of period) .......      1,135       2,866
Average occupancy based on contracted beds in
operation (2) ......................................       98.9%       97.2%


(1) Consists of facilities in operation, facilities under development and facilities for which awards have been obtained.

(2) For the year ended December 31, 1995, and for the nine months ended September 30, 1996, respectively.

     During 1996, the Company has added the management of 2,202 beds through opening or contracting to open five new facilities (587 beds) and the acquisitions of MidTex and the Reid Center (1,615 beds). As of November 15, 1996, the Company had 25 contracts to operate 21 private correctional, detention and pre-release facilities with an aggregate design capacity of 3,549 beds. Of these facilities, 18 are currently in operation (3,114 beds) and three are under development (435 beds). One of the three facilities under development is scheduled to commence operations during the fourth quarter of 1996, and the other two are scheduled to commence operations during the first quarter of 1997.

     The Company derives substantially all its revenues from operating correctional, detention and pre-release facilities for federal and state governmental agencies in the United States. Revenues for operation of correctional, detention and pre-release facilities are generally recognized on a per diem rate based upon the number of occupant days for the period.

     The Company's operating expenses consist primarily of facility personnel costs, lease expense, insurance, utilities, food, medical services, supplies and clothing. Depreciation and amortization includes amortization of prepaid facility use costs pertaining to BSCC, amortization of intangible assets including goodwill, and depreciation of buildings and other property and equipment. General and administrative expenses consists primarily of salaries and related overhead of the Company's corporate and administrative personnel who provide senior management, accounting, finance, personnel and other services, and costs of developing new contracts.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentages of total revenue represented by certain items in the Company's consolidated statement of operations.

                                           Three Months          Nine Months
                                        Ended September 30,  Ended September 30,
                                          ---------------     ---------------
                                           1995     1996       1995     1996
                                          -----     -----     -----     -----

Total revenues ........................   100.0%    100.0%    100.0%    100.0%

Operating expenses ....................    78.9      80.5      79.2      82.0

Depreciation and amortization .........     4.3       4.0       3.9       4.3

General and administrative expenses ...    15.9      16.6      15.5      15.4
                                          -----     -----     -----     -----

Income (loss) from operations .........     0.9      (1.1)      1.4      (1.7)

Interest expense, net .................     2.3      20.0       2.1      11.7
                                          -----     -----     -----     -----

Loss before income taxes ..............    (1.4)    (21.1)     (0.7)    (13.4)

Provision for income taxes ............     0.0       0.0       0.0       0.0
                                          -----     -----     -----     -----

Net loss ..............................    (1.4)    (21.1)     (0.7)    (13.4)
                                          =====     =====     =====     =====

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     TOTAL REVENUES. Total revenues increased 100.0% to $10.6 million for the three months ended September 30, 1996 from $5.3 million for the three months ended September 30, 1995. The increase in occupancy fees of $5.3 million was due principally to the acquisition of MidTex as of July 1, 1996, the opening of two new pre-release facilities during the first quarter of 1996, and the acquisition of the Reid Center as of May 1, 1996.

     OPERATING EXPENSES. Operating expenses increased 104.0% to $8.5 million for the three months ended September 30, 1996 from $4.2 million for the three months ended September 30, 1995. The increase in operating expenses was due principally to the acquisition of MidTex as of July 1, 1996, the opening of two new pre-release facilities during the first quarter of 1996, and the acquisition of the Reid Center as of May 1, 1996. As a percentage of revenues, operating expenses increased to 80.5% from 78.9%.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by 86.4% to $425,000 for the three months ended September 30, 1996 from $228,000 for the three months ended September 30, 1995. The increase was due principally to the amortization of prepaid facility use costs of BSCC acquired in July 1996, and depreciation of the Reid Center acquired in May 1996 and a new pre-release facility which opened in January 1996.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 108.9% to $1.8 million for the three months ended September 30, 1996 from $842,000 for the three months ended September 30, 1995. Included in general and administrative expenses for the three months ended September 30, 1996 was a non-recurring, non-cash charge of $870,000 in connection with options to purchase shares of common stock granted in July 1996 to certain officers of the Company based upon the estimated valuation of the shares of common stock compared to the exercise price on the date of grant. As a percentage of revenues excluding the non-recurring charge, general and administrative expenses decreased to 8.4% from 15.9% due principally to spreading fixed costs over a larger revenue base.

     INTEREST. Interest expense, net of interest income, increased to $2.1 million for the three months ended September 30, 1996 from $127,000 for the three months ended September 30, 1995. The increase in net interest expense was principally due to the $1.3 million non-recurring charge ($726,000 of which was non-cash) to expense deferred financing costs associated with the 1996 Credit Facility, borrowings under the

Company's 1995 and 1996 Credit Facilities related to the acquisition of MidTex as of July 1, 1996, the Company's purchase of certain outstanding stock in November 1995, the construction and development of the two new pre-release facilities which opened during the first quarter of 1996, and the acquisition of the Reid Center in May 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     TOTAL REVENUES. Total revenues increased by 42.4% to $21.9 million for the nine months ended September 30, 1996 from $15.4 million for the nine months ended September 30, 1995. The increase in occupancy fees of $6.1 million, or 39.7% was due principally to the acquisition of the MidTex as of July 1, 1996, the opening of two new pre-release facilities during the first quarter of 1996, and the acquisition of the Reid Center as of May 1, 1996. The increase in other income for the nine months ended September 30, 1996 to $426,000 from $10,000 for the nine months ended September 30, 1995 was due primarily to the recognition of the revenue related to a previously reserved note receivable of $206,000 pertaining to 1994 operations of the Wyatt Facility, the realization of which has improved from prior periods due to payments received on the note and due to the additional operating experience with the facility. Additional other income relates to commissary operations and commissions earned at BSCC.

     OPERATING EXPENSES. Operating expenses increased by 47.4% to $18.0 million for the nine months ended September 30, 1996 from $12.2 million for the nine months ended September 30, 1995. This increase is principally attributable to the acquisition of MidTex as of July 1, 1996, the opening of two new pre-release facilities during the first quarter of 1996 and the acquisition of the Reid Center as of May 1, 1996. As a percentage of revenues, operating expenses increased to 82.0% from 79.2%. The increase in operating expenses as a percentage of revenues is principally due to incurring fixed operating costs while experiencing lower occupancy during start-up at one of the new pre-release facilities and a temporary decline in the occupancy at the Wyatt Facility during the first quarter of 1996.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 57.1% to $935,000 for the nine months ended September 30, 1996 from $595,000 for the nine months ended September 30, 1995. The increase was principally due to the amortization of prepaid facility use costs of BSCC, opening of a new pre-release facility in January 1996 and to the acquisition of Reid Center in May 1996.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 41.6% to $3.4 million for the nine months ended September 30, 1996 from $2.4 million for the nine months ended September 30, 1995. Included in general and administrative expenses for the nine months ended September 30, 1996 was a non-recurring, non-cash charge of $870,000 in connection with options to purchase shares of common stock granted in July 1996 to certain officers of the Company based upon the estimated valuation of the shares of common stock compared to the exercise price on the date of grant. As a percentage of revenues excluding the non-recurring charge, general and administrative expenses decreased to 11.5% from 15.5% due principally to spreading fixed costs over a larger revenue base.

     INTEREST. Interest expense, net of interest income, increased to $2.6 million for the nine months ended September 30, 1996 from $326,000 for the nine months ended September 30, 1995. The increase in net interest expense was principally due to the $1.3 million non-recurring charge ($726,000 of which was non-cash) to expense deferred financing costs associated with the 1996 Credit Facility, borrowings under the Company's 1995 and 1996 Credit Facilities related to the acquisition of MidTex as of July 1, 1996, the Company's purchase of certain outstanding stock in November 1995, the construction and development of the two new pre-release facilities which opened during the first quarter of 1996, and the acquisition of the Reid Center in May 1996.

     INCOME TAXES. The Company did not recognize any provision for income taxes due to a taxable loss in both periods. As of September 30, 1996, the Company had recognized a deferred tax asset of $436,000. Management of the Company believes that this deferred tax asset is realizable.

LIQUIDITY AND CAPITAL RESOURCES

     CHANGES IN FINANCIAL POSITION. As of September 30, 1996, total assets had increased $28.2 million to $42.4 million since December 31, 1995. The increase relates principally to the acquisitions of MidTex and the Reid Center for which total consideration was $25.7 million. See Note 2 to the Consolidated Financial Statements for the allocation of the respective acquisition costs. Deferred costs increased due to the capitalization of direct IPO costs which were reclassified to stockholders' equity upon completion of the IPO in October 1996. Long-term debt increased $27.6 million as a result of financing the aforementioned acquisitions. Additional paid-in capital increased $2.3 million due to (i) the recognition of $1.6 million related to options granted to certain officers of the Company, and to options and warrants issued in conjunction with obtaining the 1996 Credit Facility, (ii) the recording of $455,000 for common stock issued under stock options to certain stockholders, and (iii) the recording of $254,000 for the sale of common stock to a stockholder. The $455,000 of common stock issued under stock options to certain stockholders was financed by the Company for the stockholders, thus the notes receivable from the stockholders are presented as a reduction to stockholders' equity.

     WORKING CAPITAL. The Company's working capital increased to $4.1 million at September 30, 1996 from $1.5 million at December 31, 1995. This increase was principally due to an increase in receivables resulting from the acquisition of MidTex in July 1996 and the Reid Center in May 1996 and to financing under the 1995 Credit Facility for the purchase and construction of a new pre-release facility that opened during the first quarter of 1996. A portion of the construction costs were accrued as a current liability at December 31, 1995.

     EXISTING CREDIT FACILITIES. As of September 30, 1996, the outstanding indebtedness under the 1996 Credit Facility totaled $29.1 million, with a final maturity date of December 31, 2002. The Company used borrowings under the 1996 Credit Facility to refinance outstanding borrowings under the 1995 Credit Facility, to finance a portion of the MidTex acquisition and for working capital.

     The Company utilized the net proceeds from the IPO in early October 1996 to retire the outstanding borrowings under the 1996 Credit Facility and the Convertible Bridge Note. Therefore, immediately following the consummation of the IPO, the Company had no material debt. The Company currently has a $2.5 million revolving credit facility for working capital purposes and a $6.9 million multiple-advance term loan facility available for new and expanded facilities costs under the 1996 Credit Facility. The Company currently has no outstanding borrowings under the 1996 Credit Facility.

     CAPITAL EXPENDITURES. Capital expenditures for the nine months ended September 30, 1996 were $687,000 and related to completion of construction and purchase of furniture and equipment for the two newly opened pre-release facilities, and for normal replacement of furniture and equipment at various facilities.

     CASH USED IN OPERATING ACTIVITIES. The Company had net cash used in operating activities of $1.4 million for the nine months ended September 30, 1996 due principally to a loss from operations and to prepaid insurance, deposits, and other items due to the additional acquired facilities and facilities under development.

     Management of the Company believes that cash flows anticipated to be generated from operations, including recent acquisitions, will be sufficient to meet the Company's current operating needs. Additionally, after utilizing $33.9 million of IPO proceeds to repay outstanding indebtedness in October 1996, the Company had approximately $4 million of cash remaining. This cash, together with the existing 1996 Credit Facility and with cash anticipated to be generated from operations, is anticipated to provide sufficient liquidity to meet the Company's working capital requirements for the near term. It is not anticipated that the 1996 Credit Facility will provide sufficient financing to finance construction costs related to future institutional contract awards or significant future acquisitions. The Company anticipates obtaining separate sources of financing to finance such activities.

PART II   OTHER  INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company currently and from time to time is subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries or for wrongful restriction of, or interference with, inmate privileges. In the opinion of management of the Company, the outcome of the proceedings to which the Company is currently a party will not have a material adverse effect upon the Company's operations or financial condition.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          11.1 Statement Re: Computation of Per Share Earnings

          27   Financial Data Schedule

     b.   Reports on Form 8-K

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CORNELL CORRECTIONS, INC.
                                           (REGISTRANT)

Date:  November 15, 1996              By: /S/ DAVID M. CORNELL
                                          -----------------------
                                          David M. Cornell
                                          President and Chief Executive Officer

Date:  November 15, 1996              By: /S/ STEVEN W. LOGAN
                                          -------------------
                                          Steven W. Logan
                                          Treasurer and Chief Financial Officer