Form 10-K
period 1996-12-31
CORNELL CORRECTIONS INC
filed 1997-03-31
CIK 1016152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 1996      COMMISSION FILE NUMBER 1-14472

                           CORNELL CORRECTIONS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                        76-0433642
  (STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

4801 WOODWAY, SUITE #100E, HOUSTON, TEXAS                   77056
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (713) 623-0790

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, $.001 par value per Share
                               (Title of Class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  (  X  )     No   (     )

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be not contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( ).

  At February 28, 1997, Registrant had outstanding 6,765,398 shares of its common stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $45,796,000 based on the closing price of $10.625 per share as reported on the American Stock Exchange. For purposes of the foregoing calculation, all directors and officers of the Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or officers is an affiliate.

                      Documents Incorporated by Reference

Portions of the Proxy Statement for 1996 Annual Meeting of Stockholders.Part III

                                    PART I

ITEM 1.  BUSINESS

   Cornell Corrections, Inc. (the "Company") is one of the leading providers of privatized correctional, detention and pre-release services in the United States. The Company is the successor to entities that began developing institutional correctional and detention facilities in Massachusetts and Rhode Island in 1991, and pre-release facilities in California in 1977. The Company has rapidly expanded its operations through acquisitions and internal growth and is currently developing or operating facilities in the following 7 states:
California, Texas, Rhode Island, Utah, North Carolina, Georgia and New Mexico. As of December 31, 1996, the Company had 24 contracts to operate 21 private correctional, detention and pre-release facilities with an aggregate design capacity of 3,577 beds. Of these facilities, 18 were in operation (3,142 beds) and 3 were under development (435 beds). The 3 facilities under development commenced operations during the first quarter of 1997.

   As of March 25, 1997, the Company had expanded its operations to include 31 contracts to operate 26 facilities with an aggregate design capacity of 5,303 beds. The increase from December 31, 1996 included completing the acquisition of Interventions, Co. (300 pre-release beds and 150 juvenile beds), two newly awarded contracts in Santa Fe, New Mexico (504 secure institutional beds and 156 juvenile beds), and the beginning of a 516 bed expansion of the Company's Big Spring, Texas operations, with the balance from internal expansion. Construction on the Santa Fe, New Mexico and Big Spring, Texas expansion projects are expected to be completed during 1998.

   The Company provides to governmental agencies the integrated development, design, construction and operation of facilities within three areas of operational focus: (i) secure institutional correctional and detention services,
(ii) pre-release correctional services and (iii) juvenile correctional and detention services. Institutional correctional and detention services primarily consist of the operation of secure adult incarceration facilities. Pre-release correctional services primarily consist of providing pre-release and halfway house programs for adult inmates serving the last three to six months of their sentences and preparing for re-entry into society at large. At the facilities it operates, the Company generally provides maximum and medium security incarceration and minimum security residential services, institutional food services, certain transportation services, general education programs (such as high school equivalency and English as a second language programs), health care (including medical, dental and psychiatric services), work and recreational programs and chemical dependency and substance abuse programs. Additional services provided in the Company's pre-release facilities typically include life skills and employment training and job placement assistance. Juvenile services provided by the Company will include medical, educational and counseling programs tailored to meet the special needs of juveniles.

ACQUISITIONS HISTORY

   In March 1994, the Company acquired Eclectic Communications, Inc. ("Eclectic"), the operator of 11 privatized institutional and pre-release facilities in California with an aggregate design capacity of 979 beds. Consideration for this acquisition was $10.3 million, consisting of $6.0 million in cash, $3.3 million of subordinated indebtedness, approximately $700,000 of other long-term obligations, and $300,000 of direct acquisition costs.

   In May 1996, the Company acquired the Reid Center, a 310 bed pre-release facility located in Houston, Texas, for approximately $2.0 million. Included in the acquisition were the Reid Center facility property and buildings, the equipment, inventory and supplies used in the operation of the Reid Center facility and the assignment of the Reid Center's contract with the Texas Department of Criminal Justice ("TDCJ"). Following the consummation of this acquisition, approximately 100 employees of the Reid Center became employees of the Company. The Company believes that the Reid Center is the largest single facility pre-release center in Texas and that its acquisition enhances the Company's position as one of the leaders in providing pre-release services.

   In July 1996, the Company completed the acquisition of substantially all the assets of MidTex Detentions, Inc. ("MidTex"), an operator of secure institutional facilities in Big Spring, Texas ("Big Spring Facility"), for an aggregate purchase price of approximately $23.7 million. The City of Big Spring has an Intergovernmental Agreement ("IGA") with the Federal Bureau of Prisons ("FBOP") to house up to 1,333 inmates at the Big Spring Facility, and, as part of the acquisition, MidTex assigned to the Company its rights under an operating agreement with the City of Big Spring ("Big Spring Operating Agreement") to manage the Big Spring Facility. The Big Spring Operating Agreement has a base term of 20 years from the closing of the acquisition and three five-year renewal options at the discretion of the Company. The IGA has an indefinite term, although it may be terminated or modified by the FBOP upon 90 days' written notice. Following consummation of the this acquisition, approximately 250 employees of the City of Big Spring and MidTex became employees of the Company.

   In January 1997, the Company acquired substantially all of the assets and liabilities of Interventions, Co. ("Interventions") for $6.0 million which included the assumption of $2.3 million of pre-acquisition debt and $230,000 of transaction costs. Included as part of the acquisition is the operation of a 300 bed residential pre-release facility in Dallas, Texas and a 150 bed capacity residential Transitional Living Center for juveniles in San Antonio, Texas. In addition to the residential program operated at the Dallas facility, Interventions provides various non-residential aftercare treatment programs for probationers in Dallas, Texas. Following consummation of this acquisition, approximately 150 employees of Interventions became employees of the Company.

INDUSTRY AND MARKET

   There is a growing trend in the United States toward privatization of governmental correctional and detention services and functions. Generally, this trend results from continuing pressures faced by governments to control costs and improve service efficiency as a result of the rapidly growing inmate population in the United States. Further, as a result of the number of crimes committed each year and the corresponding number of arrests, incarceration costs generally grow faster than other parts of government budgets. In an attempt to address these pressures, governmental agencies are increasingly privatizing new facilities.

   According to reports issued by the Bureau of Justice Statistics ("BJS"), the number of adult inmates in United States federal and state prison facilities increased from 503,601 at December 31, 1985 to 1,104,074 at June 30, 1995, an increase of more than 119%. According to the Private Adult Correctional Facility Census, prepared by the Private Corrections Project Center for Studies in Criminology & Law, University of Florida, ("Private Correctional Facility Census"), the design capacity of privately managed adult correctional and detention facilities in the United States increased from 26 facilities with a design capacity of 10,973 beds at December 31, 1989 to 92 facilities with a design capacity of 57,609 beds at December 31, 1995. By year-end 1995, according to the Private Correctional Facility Census, numerous counties, various agencies of the federal government and 20 states had awarded management contracts to private companies. According to the Private Correctional Facility Census, privatized facilities include (i) correctional facilities operated for the FBOP and detention facilities operated for the Immigration and Naturalization Service ("INS") and U.S. Marshals Service, (ii) state prisons, pre-release correctional facilities, intermediate sanction facilities, work program facilities and state jail facilities operated for state agencies and (iii) city jail and transfer facilities operated for local agencies. Even after such growth, according to the Private Correctional Facility Census, less than five percent of adult inmates in United States correctional and detention facilities were housed in privately-managed facilities. There are also many privatized juvenile offender facilities. The Company believes that the market for juvenile services is also growing rapidly because of an increasing population of teenagers and an escalation of crime rates and incidents of mental health problems among that population. In addition, the Company believes that there is a growing trend toward privatization of juvenile services by governmental agencies.

AREAS OF OPERATIONAL FOCUS

   INSTITUTIONAL. At December 31, 1996, the Company operated 6 facilities, with an aggregate design capacity of 2,193 beds, that provide secure institutional correctional and detention services for incarcerated adults. These facilities consist of: the Big Spring Facility, medium and minimum security facilities operated primarily for the FBOP; the Donald W. Wyatt Federal Detention Facility ("Wyatt Facility"), a medium and maximum security unit operated primarily for the U.S. Marshals Service in Central Falls, Rhode Island; and two minimum security facilities in California operated for the California Department of Corrections ("CDC").

   The Company operates the Big Spring Facility pursuant to the Big Spring Operating Agreement between the Company and the City of Big Spring. The City of Big Spring in turn is a party to the IGA with the FBOP for an indefinite term with respect to the facilities. The INS and the U.S. Marshals Service also use the facilities. Inmates include detainees held by the INS, adjudicated inmates held by the INS who will be deported after serving their sentences and adjudicated inmates held for the FBOP. These facilities are equipped with an interactive satellite link to INS courtroom facilities and judges that should allow processing of a high volume of INS detainees, while reducing the time, effort and expense incurred in transporting inmates to offsite courtrooms.

   The Wyatt Facility in Central Falls opened in 1993 and primarily houses federal inmates awaiting adjudication under federal criminal charges. In addition, the Wyatt Facility houses certain other inmates under a contract with the Suffolk County, Massachusetts, Sheriff's Department. The Company's California facilities house primarily inmates sentenced by the State of California, most of whom are non-violent offenders with sentences of up to two years.

   Under its contracts, the Company provides a variety of programs and services at its institutional adult incarceration facilities, including secure incarceration services, institutional food services, certain transportation services, general education programs (such as high school equivalency and English as a second language programs), work and recreational programs and chemical dependency and substance abuse programs.

   PRE-RELEASE. At December 31, 1996 the Company operated or had contracts to operate 13 facilities, with an aggregate design capacity of 1,024 beds, that provide pre-release correctional services. Of these facilities, 6 are operated primarily for the FBOP, 5 are operated primarily for the CDC, 1 is operated for the TDCJ and 1 began operations for the North Carolina Department of Corrections ("NCDC") during the first quarter of 1997. Most residents of these facilities are or will be serving the last three to six months of their sentences and preparing for re-entry into society at large.

   At its pre-release facilities, the Company typically provides minimum security residential services, institutional food services, general education programs, life skills and employment training, job placement assistance and chemical dependency and substance abuse counseling. About 20% of the inmates at the FBOP pre-release facilities in California, Utah and Texas are on home confinement; monitoring is primarily done by required check-ins and by unscheduled visits to places of residence and employment.

   JUVENILE SERVICES. At December 31, 1996, the Company had contracts to operate 2 facilities, with an aggregate design capacity of 360 beds, that provide juvenile services. During the first quarter of 1997, the Company completed the construction, and began the operation of a 160 bed short-term juvenile detention facility for the State of Utah in Salt Lake City. The facility primarily houses pre-adjudicated juvenile detainees and juveniles awaiting placement in long-term correctional facilities. The Salt Lake City Juvenile Detention Facility includes an interactive satellite link to juvenile courtroom facilities and judges that should allow processing of a high volume of juvenile detainees, while reducing the time, effort and expense incurred in transporting detainees to offsite courtrooms. During the first quarter of 1997, the Company began the operation of a 200 bed capacity juvenile correctional facility for the State of Georgia located in Pelham, Georgia ("Pelham Facility"). The current contract is for 120 beds. Services at the Pelham Facility include intake and evaluation, mental health care, counseling, and an education program.

   The Company intends to pursue additional contract awards to provide juvenile detention and correctional services, including contracts for specialized rehabilitation programs and services for juveniles such as military style boot camps, wilderness programs and secure education and training centers.

FACILITIES

   The following table summarizes certain additional information with respect to contracts and facilities under operation by the Company as of December 31, 1996 (note: This table does not reflect new facilities from contracts awarded or acquired after December 31, 1996):

                                                       PRINCIPAL       DESIGN
                                                      CONTRACTING     CAPACITY    INITIAL   COMMENCEMENT
                                                      GOVERNMENT       (NO. OF   CONTRACT    OF CURRENT     TERM        RENEWAL
     FACILITY NAME AND LOCATION                         AGENCY        BEDS)(1)    DATE(2)     CONTRACT   (YEARS)(3)    OPTION(4)
------------------------------------------------------------------------------    -------     --------   ----------    ---------
SECURE INSTITUTIONAL CORRECTIONAL AND
     DETENTION FACILITIES:

Baker Correctional Facility                               CDC            288       1987         7/92          5          None
   Baker, California (5)
Big Spring Correctional Facility                       FBOP (6)         1,333       (6)          (6)         (6)          (6)
   Big Spring, Texas
Donald W. Wyatt Federal Detention Facility               U.S.            302       1992         11/93         5           One
   Central Falls, Rhode Island (5)                     Marshals                                                        Five-Year
                                                      Service (7)
Leo Chesney Correctional Facility                         CDC            270       1988         4/93          5          None
   Live Oak, California (5)

PRE-RELEASE FACILITIES:
Durham Center                                            NCDC            75        1996         6/96          5           One
   Durham, North Carolina                                                                                              Five Year
El Monte Center                                          FBOP            52        1993         4/93         (8)          (8)
   El Monte, California (5)
Indiana Street Center                                     CDC            96        1990         7/94          3          None
   San Francisco, California (5)
Inglewood Men's Center                                    CDC            53        1982         7/94          3          None
   Inglewood, California (5)
Inglewood Women's Center                                  CDC            27        1984         7/92         4 1/2       None
   Inglewood, California (5)
Leidel Community Correctional Center                     FBOP            94        1996         1/96         1 1/2       Three
   Houston, Texas                                                                                                      One-Year
Marvin Gardens Center                                     CDC            42        1981         7/94          3          None
   Los Angeles, California (5)
Oakland Center                                         FBOP (9)          61        1981         9/93        (10)         (10)
   Oakland, California (5)
Reid Community Correctional Center                       TDCJ            310       1996         1/96         1 1/2        One
   Houston, Texas                                                                                                     Unspecified
                                                                                                                         Term
Salt Lake City Center                                  FBOP (9)          58        1995         12/95         2          Three
   Salt Lake City, Utah                                                                                                One-Year
San Diego Center                                         FBOP            50        1984         11/95         2          Three
   San Diego, California (5)                                                                                           One-Year
Santa Barbara Center                                   CDC (11)          25        1977         7/94          3          None
   Santa Barbara, California (5)
Taylor Street Center                                   FBOP (12)         81        1984         2/96          2          Three
   San Francisco, California (5)                                                                                       One Year

JUVENILE FACILITIES:
Pelham Juvenile Correctional Facility                  State of          200       1996         1/97         10          None
   Pelham, Georgia                                   Georgia (13)
Salt Lake City Juvenile Detention Facility             State of          160       1996         6/96          3          None
   Salt Lake City, Utah                                Utah (14)

----------
(1) Design capacity is based on the physical space available presently, or with minimal additional expenditure, for inmate or residential beds in compliance with relevant regulations and contract requirements. In certain cases, the management contract for a facility provides for a different number of beds.

(2) Date from which the Company, or its predecessor, has had a contract with the contracting governmental agency on an uninterrupted basis.

(3) Substantially all contracts are terminable by the contracting government agency for any reason upon the required notice to the Company.

                                       (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

(4) Except as otherwise noted, the renewal option, if any, is at the discretion of the contracting government agency.

(5)     Facility is accredited by the American Correctional Association.

(6) The City of Big Spring, Texas entered into the IGA with the FBOP for an indefinite term (until modified or terminated) with respect to the Big Spring Facility, which began operations during 1989 and expanded through 1995. The Big Spring Operating Agreement has a term of 20 years with three five-year renewal options at the Company's discretion, pursuant to which the Company will manage the Big Spring Facility for the City of Big Spring.

(7) The U.S. Marshals Service entered into an intergovernmental agreement with the Central Falls Detention Facility Corporation ("DFC") in August 1991 for an indefinite term (until modified or terminated) with respect to the Wyatt Facility. The DFC, in turn, entered into a Professional Management Agreement with the Company for the Company to operate this facility effective November 1993 for a term of five years, with one five-year renewal option. In addition, pursuant to a contract between the DFC and the Suffolk County, Massachusetts Sheriff's Department, entered into in March 1996, Massachusetts state inmates are housed under the Company's management at this facility.

(8) The current contract term was less than one year, with an original termination date of September 1993; the FBOP has exercised three of its four one-year renewal options.

(9) In addition to its contract with the FBOP with respect to these facilities, the Company has contracts with the Administrative Office of the United States Courts, Pretrial Services ("Pretrial Services") to provide beds at these facilities.

(10) The current contract term was two years, with an original termination date of August 1995; the FBOP has exercised the first of its three one-year renewal options.

(11) In addition to its contract with the CDC with respect to this facility, in March 1996 the Company entered into a contract with the FBOP, with a term of two years and three one-year renewal options, to provide beds at this facility.

(12) In addition to its contract with the FBOP with respect to this facility, the Company has contracts with Pretrial Services and with the City of San Francisco to provide beds at this facility.

(13)    State of Georgia, Department of Children and Youth
        Services.

(14)    Utah Department of Human Services, Division of Youth
        Corrections.

FACILITY MANAGEMENT CONTRACTS

   Generally, the Company is compensated on the basis of the number of inmates held or supervised under each of its facilities' management contracts. The Company's existing facility management contracts generally provide that the Company will be compensated at an occupant per diem rate. Such compensation is invoiced in accordance with applicable law and is paid on a monthly basis. Under a per diem rate structure, a decrease in occupancy rates would cause a decrease in revenues and profitability. The Company is, therefore, dependent upon governmental agencies to supply the Company's facilities with a sufficient number of inmates to meet the facilities' design capacities, and in most cases such governmental agencies are under no obligation to do so. Moreover, because many of the Company's facilities have inmates serving relatively short sentences or only the last three to six months of their sentences, the high turnover rate of inmates requires a constant influx of new inmates from the relevant governmental agencies to provide sufficient occupancies to achieve profitability. Occupancy rates during the start-up phase when facilities are first opened typically result in capacity underutilization for 30 to 90 days. After a management contract has been awarded, the Company incurs facility start-up costs consisting principally of initial employee training, travel and other direct expenses incurred in connection with the contract. These costs vary by contract and can range between $30,000 and $1.0 million.

   All the Company's contracts are subject to legislative appropriations. A failure by a governmental agency to receive appropriations could result in termination of the contract by such agency or a reduction of the management fee payable to the Company.

   The Company's contracts generally require the Company to operate each facility in accordance with all applicable laws and regulations. The Company is required by its contracts to maintain certain levels of insurance coverage for general liability, workers' compensation, vehicle liability and property loss or damage. The Company is also required to indemnify the contracting agency for claims and costs arising out of the Company's operations, and in certain cases, to maintain performance bonds.

   The Company's facility management contracts typically have terms ranging from one to five years, and many have one or more renewal options for terms ranging from one to five years. Only the contracting governmental agency may exercise a renewal option. To date, all renewal options under the Company's management contracts have been exercised. However, in connection with the exercise of the renewal option, the contracting governmental agency or the Company typically has requested changes or adjustments to the contract terms. Additionally, the Company's facility management contracts typically allow a contracting governmental agency to terminate a contract without cause by giving the Company written notice ranging from 30 to 180 days.

MARKETING

   The Company's principal customers are the federal, state, and county governmental agencies responsible for correctional, detention and pre-release services. These governmental agencies often procure these services from the private sector by issuing a Request for Proposal ("RFP") to which a number of companies may respond. Most of the Company's activities in the area of securing new business are expected to be in the form of responding to RFPs. As part of the Company's process of responding to RFPs, management of the Company meets with appropriate personnel from the requesting agency to best determine the agency's distinct needs. If the Company believes that the project complies with its business strategy, the Company will submit a written response to the RFP. When responding to RFPs, the Company incurs costs, typically ranging from $10,000 to $75,000 per proposal, to determine the prospective client's distinct needs and prepare a detailed response to the RFP. The preparation of a response to an RFP typically takes from five to 10 weeks. In addition, the Company may incur substantial costs to (i) acquire options to lease or purchase land for a proposed facility and (ii) engage outside consulting and legal expertise related to a particular RFP.

   A typical RFP requires bidders to provide detailed information, including, but not limited to, descriptions of the following: the services to be provided by the bidder, the bidder's experience and qualifications, and the price at which the bidder is willing to provide the services requested by the agency (which services may include the renovation, improvement or expansion of an existing facility or the planning, design and construction of a new facility). Based on proposals received in response to an RFP, the governmental agency will award a contract; however, the governmental agency does not necessarily award a contract to the lowest bidder. In addition to costs, governmental agencies also consider experience and qualifications of bidders in awarding contracts.

   The marketing process for obtaining facility management contracts consists of several critical events. These include issuance of an RFP by a governmental agency, submission of a response to the RFP by the Company, the award of the contract by a governmental agency and the commencement of construction or operation of the facility. The Company's experience has been that a substantial period of time may elapse from the initial inquiry to receipt of a new contract, although, as the concept of privatization has gained wider acceptance, the length of time from inquiry to the award of contract has shortened. The length of time required to award a contract is also affected, in some cases, by the need to introduce enabling legislation. The bidding and award process for an RFP typically takes from three to nine months. Generally, if the facility for which an award has been made must be constructed, the Company's experience has been that management of a newly constructed facility typically commences between 12 and 24 months after the governmental agency's award.

   The Company also at times receives inquiries from or on behalf of governmental agencies that are considering privatization of certain facilities or that have already decided to contract with private providers. When such an inquiry is received, the Company determines whether there is a need for the Company's services and whether the legal and political climate in which the governmental agency operates is conducive to serious consideration of privatization. The Company then conducts an initial cost analysis to further determine project feasibility.

   When a contract requires construction of a new facility, the Company's success depends, in part, upon its ability to acquire real property for its facilities on desirable terms and at satisfactory locations. Management of the Company expects that many such locations will be in or near populous areas and therefore anticipates legal action and other forms of opposition from residents in areas surrounding each proposed site. The Company may incur significant expenses in responding to such opposition and there can be no assurance of success. In addition, the Company may choose not to bid in response to an RFP or may determine to withdraw a bid if legal action or other forms of opposition are anticipated.

OPERATIONS

   Pursuant to the terms of its management contracts, the Company is responsible for the overall operation of its facilities, including staff recruitment, general administration of the facilities, security and supervision of the offenders and facility maintenance. The Company also provides a variety of rehabilitative and educational programs at many of its facilities. Inmates at most facilities managed by the Company may receive basic education through academic programs designed to improve inmate literacy levels (including English as a second language programs) and the opportunity to acquire General Education Development certificates. At many facilities, the Company also offers vocational training to inmates who lack marketable job skills. In addition, the Company offers life skills, transition planning programs that provide inmates job search training and employment skills, health education, financial responsibility training and other skills associated with becoming productive citizens. At several of its facilities, the Company also offers counseling, education and/or treatment to inmates with chemical dependency or substance abuse problems.

   The Company operates each facility in accordance with Company-wide policies and procedures generally based on the standards and guidelines established by the American Correctional Association ("ACA") Commission on Accreditation. The ACA is an independent organization comprised of professionals in the corrections industry which establishes guidelines and standards by which a correctional institution may gain accreditation. The ACA standards, which are the industry's most widely accepted correctional standards, describe specific objectives to be accomplished and cover such areas as administration, personnel and staff training, security, medical and health care, food service, inmate supervision and physical plant requirements. At December 31, 1996, 12 of the Company's facilities are accredited by the ACA and the Company intends to seek ACA accreditation for certain of its other facilities.

   Internal quality control, conducted by senior facility staff and executive officers of the Company, takes the form of periodic operational, programmatic and fiscal audits; facility inspections; regular review of logs, reports and files; and strict maintenance of personnel standards, including an active training program. The requirements for training at the Company meet and often exceed ACA standards. Each of the Company's facilities develops its own training plan that is reviewed, evaluated and updated annually. Dedicated space and equipment for training is provided and outside resources such as community colleges are utilized in the training process. All correctional officers undergo an initial 40-hour orientation upon their hiring and receive academy-level training amounting to 120 hours and on-the-job training of up to 80 hours. Each correctional officer also receives up to 40 hours of training and education annually.

FACILITY DESIGN, CONSTRUCTION AND FINANCE

   In addition to operating correctional facilities, the Company also provides services to governmental agencies with respect to the development, design and construction of new correctional and detention facilities and the redesign and renovation of older facilities. The Company has developed and/or managed: (i) the development, design and construction of the 302 bed Wyatt Facility in Central Falls, Rhode Island; (ii) the development, design and construction of a 1,140 bed multi-purpose, multi-jurisdictional detention center in Plymouth, Massachusetts; (iii) the development of the 288 bed facility in Baker California; (iv) the development of the 270 bed facility in Live Oak, California; (v) the development, design and construction of the 58 bed FBOP facility in Salt Lake City, Utah; (vi) the development, design and construction of the 94 bed Leidel Center in Houston, Texas; (vii) the development, design and remodeling of a 75 bed pre-release center in Durham, North Carolina, (viii) the development, design, and construction of the 160 bed Salt Lake City Juvenile Detention Facility in Salt Lake City, Utah; and (ix) the development, design and remodeling of the 200 bed capacity Pelham, Georgia Juvenile Facility. Currently, the Company operates all of the facilities it has developed, designed and constructed with the exception of the detention center in Plymouth, Massachusetts, which is operated by the Sheriff's Department of the County of Plymouth, Massachusetts.

   The Company utilizes an experienced team of outside professional architectural consultants as part of the group that participates from conceptual design through final construction of a project. When designing a facility, the Company's outside architects utilize, with appropriate modifications, prototype designs the Company has previously used in developing projects. Management of the Company believes that the use of such proven designs allows the Company to reduce cost overruns and avoid construction delays. Additionally, the Company designs its facilities with the intention to improve security and minimize the number of guards or correctional officers needed to properly staff the facility by enabling enhanced visual and electronic surveillance of the facility.

   The Company may propose various construction financing structures to the contracting governmental agencies. The governmental agency may finance, or the Company may arrange for the financing of, the construction of such facilities through various methods including, but not limited to, the following: (i) a one-time general revenue appropriation by the governmental agency for the cost of the new facility, (ii) general obligation bonds that are secured by either a limited or unlimited tax levy by the issuing governmental entity or (iii) lease revenue bonds or certificates of participation secured by an annual lease payment that is subject to annual or bi-annual legislative appropriations. If the project is financed using project-specific tax-exempt bonds or other obligations, the construction contract is generally subject to the sale of such bonds or obligations. Substantial expenditures for construction will not be made on such a project until the tax-exempt bonds or other obligations are sold. If such bonds or obligations are not sold, construction and management of the facility will be delayed until alternate financing is procured or development of the project will be entirely suspended. When the Company is awarded a facility management contract, appropriations for the first annual or bi-annual period of the contract's term have generally already been approved, and the contract is subject to governmental appropriations for subsequent annual or bi-annual periods. Of the 21 facilities the Company operates or has contracted to operate as of December 31, 1996, 2 were funded using one of the above-described financing methods, 2 are owned by the Company and 17 are leased. Of the 17 leased facilities, 3 at the Big Spring Facility are operated under long-term leases ranging from 34 to 38 years including renewal options at the discretion of the Company. As part of the purchase price for the MidTex acquisition, the Company prepaid a majority of the facility costs related to the Big Spring Facility through at least the year 2030.

   The Company has in the past worked with governmental agencies and placement agents to obtain and structure financing for construction of facilities. In some cases, an unrelated special purpose corporation is established to incur borrowings to finance construction and, in other cases, the Company directly incurs borrowings for construction financing. A growing trend in the privatization industry is the requirement by governmental agencies that private operators make capital investments in new facilities and enter into direct financing arrangements in connection with the development of such facilities.

COMPETITION

   The Company competes with a number of companies, including, but not limited to, Corrections Corporation of America ("CCA"), Wackenhut Corrections Corporation ("WHC") and U.S. Corrections Corporation ("USCC"). At December 31, 1995, CCA and WHC accounted for more than 70% of the privatized secure adult beds under contract in the United States, according to the Private Correctional Facility Census. Therefore, certain competitors of the Company are larger and may have greater resources than the Company. The Company also competes in some markets with small local companies that may have better knowledge of local conditions and may be better able to gain political and public acceptance. In addition, the Company may compete in some markets with governmental agencies that operate correctional and detention facilities.

EMPLOYEES

     At December 31, 1996, the Company had 715 full-time employees and 39 part-time employees. Of such full-time employees, approximately 30 were employed at the Company's corporate and administrative offices in Houston, Texas and Ventura, California. The remainder of the employees work at the Company's facilities. The Company employs management, administrative and clerical, security, educational and counseling services, health services and general maintenance personnel. The Company believes its relations with its employees are good. From time to time, collective bargaining efforts have begun at certain of the Company's facilities, although to date none of the efforts has been successful. The Company expects such collective bargaining efforts to continue.

REGULATIONS

   The industry in which the Company operates is subject to federal, state and local regulations administered by a variety of regulatory authorities. Generally, prospective providers of correctional, detention and pre-release services must comply with a variety of applicable state and local regulations, including education, healthcare and safety regulations. The Company's contracts frequently include extensive reporting requirements and require supervision with on-site monitoring by representatives of contracting governmental agencies.

   In addition to regulations requiring certain contracting governmental agencies to enter into a competitive bidding procedure before awarding contracts, the laws of certain jurisdictions may also require the Company to award subcontracts on a competitive basis or to subcontract with businesses owned by women or members of minority groups.

INSURANCE

   The Company maintains a $10 million general liability insurance policy for all its operations. The Company also maintains insurance in amounts it deems adequate to cover property and casualty risks, workers' compensation and directors' and officers' liability.

   The Company's contracts and the statutes of certain states in which the Company operates typically require the maintenance of insurance by the Company. The Company's contracts provide that, in the event that the Company does not maintain such insurance, the contracting agency may terminate its agreement with the Company. The Company believes that it is in compliance in all material respects with respect to these requirements.

ITEM 2.  PROPERTIES

   The Company leases corporate headquarters office space in Houston, Texas and an administrative office in Ventura, California. The Company also leases space for 20 of the facilities it is currently operating or developing. In connection with the acquisition of MidTex, and as part of the purchase price, the Company prepaid a majority of the facility costs related to the Big Spring Facility through at least the year 2030.

   At December 31, 1996, the Company owned two facilities, the Leidel Center and the Reid Center, both located in Houston, Texas. The Company is not required to lease space at the Wyatt Facility, which is owned by the DFC, or the Salt Lake City Juvenile Detention Facility, which is owned by the County of Salt Lake and leased to the State of Utah.

ITEM 3.  LEGAL PROCEEDINGS

   The Company currently and from time to time is subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries or for wrongful restriction of, or interference with, inmate privileges, and employment matters. In the opinion of management of the Company, the outcome of the proceedings to which the Company is currently a party will not have a material adverse effect upon the Company's operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to the Company's security holders during the fourth quarter of 1996.

ITEM 5. MARKET FOR CORNELL CORRECTIONS, INC. COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   The common stock of the Company is currently listed on the American Stock Exchange ("AMEX") under the symbol CRN. As of February 28, 1997, there were approximately 37 record holders of common stock. The high and low sales prices for the common stock on the AMEX since the common stock began trading on October 3, 1996 are shown below:
                                                       1996
                Period                             HIGH      LOW

                1st Quarter.....................    N/A      N/A
                2nd Quarter.....................    N/A      N/A
                3rd Quarter.....................    N/A      N/A
                4th Quarter.....................  12 3/4    8 7/8

   The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain excess cash flow, if any, for use in the operation and expansion of its business and does not anticipate paying cash dividends on the common stock in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will be dependent upon, among other factors, the Company's results of operations, financial condition, capital requirements, restrictions, if any, imposed by financing commitments and legal requirements. The Company's current credit facility prohibits payment of dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                                       YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------------------------------
                                                                1992         1993         1994 (1)         1995           1996 (2)
                                                              -------       -------       --------        --------        --------
                                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
   Revenues:
      Occupancy fees ...................................      $  --         $   107       $ 15,389        $ 20,594        $ 31,877
      Other income .....................................        2,540         3,091            300              98             450
                                                              -------       -------       --------        --------        --------
         Total revenues ................................        2,540         3,198         15,689          20,692          32,327
   Operating expenses ..................................         --           2,827         12,315          16,351          26,038
   Depreciation and amortization .......................            3            16            758             820           1,390
   General and administrative expenses .................        1,627         1,315          2,959           3,531           4,560
                                                              -------       -------       --------        --------        --------
   Income (loss) from operations .......................          910          (960)          (343)            (10)            339
   Interest expense ....................................         --            --              294           1,115           2,810
   Interest income .....................................          (30)          (45)          (138)           (136)           (167)
                                                              -------       -------       --------        --------        --------
   Income (loss) before income taxes ...................          940          (915)          (499)           (989)         (2,304)
   Provision for income taxes ..........................         --            --              101            --                75
                                                              -------       -------       --------        --------        --------
   Net income (loss) ...................................      $   940       $  (915)      $   (600)       $   (989)       $ (2,379)
                                                              =======       =======       ========        ========        ========
   Earnings (loss) per share ...........................      $   .38       $  (.34)      $   (.16)       $   (.25)       $   (.53)
                                                              =======       =======       ========        ========        ========
   Number of shares used in per share
      computation (3) ..................................        2,491         2,695          3,811           3,983           4,466
   Supplemental earnings per share (4) .................                                                  $    .03        $    .04
                                                                                                          ========        ========

OPERATING DATA:
   Beds under contract (end of period) .................         --             282          1,155           1,478           3,254
   Contracted beds in operation (end of period) ........         --             282          1,155           1,135           2,899
   Average occupancy based on contracted
      beds in operation (5) ............................         --            --             92.1%           98.9%           97.0%

BALANCE SHEET DATA:
   Working capital .....................................      $   812       $   810       $  2,015        $  1,525        $  7,747
   Total assets ........................................        1,300         2,048         13,095          14,184          46,824
   Long-term debt ......................................         --            --            3,447           7,649             745
   Stockholders' equity ................................          896         1,085          6,631           3,053          41,051

----------

(1) Includes the operations of Eclectic purchased by the Company on March 31, 1994.

(2) Includes the operations of the Big Spring Facility and the Reid Center acquired in July 1996 and May 1996, respectively.

(3) Prior to March 31, 1994, the Company was organized as a partnership. For purposes of computing average shares outstanding for the period prior to March 31, 1994, the partnership units were converted to common shares using a one-to-one unit-to-share conversion ratio.

(4) Supplemental per share data is presented to show what the earnings would have been if the repayment of debt with proceeds from the initial public offering had taken place at the beginning of the respective periods.

(5) For any applicable facilities, includes reduced occupancy during the start-up phase. For the year ended December 31, 1993, occupancy did not commence until December 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The Company provides to governmental agencies the integrated development, design, construction and operation of correctional and detention facilities. The following table sets forth the number of facilities under contract or award at the end of the periods shown.

                                                                                                          DECEMBER 31,
                                                                                         -------------------------------------------
                                                                                            1994              1995            1996
                                                                                         ----------        ----------        -------

Contracts (1) ...................................................................              16               19               24
Facilities in operation .........................................................              13               12               18
Design capacity of facilities in operation ......................................           1,281            1,347            3,142
Beds under contract (end of period) .............................................           1,155            1,478            3,254
Contract beds in operation (end of period) ......................................           1,155            1,135            2,899
Average occupancy based on contracted beds in operation (2) .....................            92.1%            98.9%            97.0%

----------

(1) Consists of facilities in operation, facilities under development and facilities for which awards have been obtained.

(2) For any applicable facilities, includes reduced occupancy during the start-up phase.

   During 1996, the Company added the management of 2,230 beds through opening or contracting to open five new facilities (587 beds) and the acquisitions of MidTex and the Reid Center (1,643 beds). As of December 31, 1996, the Company had 24 contracts to operate 21 private correctional, detention and pre-release facilities with an aggregate design capacity of 3,577 beds. Of these facilities, 18 were in operation (3,142 beds) and 3 were under development (435 beds). The 3 facilities under development commenced operations during the first quarter of 1997.

   The Company derives substantially all its revenues from operating correctional, detention and pre-release facilities for federal and state governmental agencies in the United States. Revenues for operation of correctional, detention and pre-release facilities are generally recognized on a per diem rate based upon the number of occupant days for the period.

   The Company's operating expenses consist primarily of facility personnel costs, lease expense, insurance, utilities, food, medical services, supplies and clothing. Depreciation and amortization includes amortization of prepaid facility use costs pertaining to the Big Spring Facility, amortization of intangible assets including goodwill, and depreciation of buildings and other property and equipment. General and administrative expenses consists primarily of salaries and related overhead of the Company's corporate and administrative personnel who provide senior management, accounting, finance, personnel and other services, and costs of developing new contracts.

RESULTS OF OPERATIONS

   The Company's historical operating results reflect that the Company has expanded its business significantly since 1994. Material fluctuations in the Company's results of operations are principally the result of the timing and effect of acquisitions, the level of development activity conducted by the Company, and occupancy rates at Company-operated facilities. The Company's acquisitions to date have been accounted for using the purchase method of accounting, whereby the operating results of the acquired businesses have been reported in the Company's operating results since the date of acquisition.

   The Company's operations grew significantly with the March 1994 acquisition of Eclectic. The operations of Eclectic were included in the Company's results of operations for nine months in 1994 and a full twelve months in the years thereafter. The Company's acquisition of the Reid Center in May 1996 and MidTex in July 1996 significantly increased 1996 revenues over 1995 and will have a greater impact in 1997 once such operations are included in the Company's reported results of operations for a full year.

   In connection with the Company's July 1996 credit facility ("1996 Credit Facility"), the Company incurred expenses, issued certain options and warrants, and sold shares of common stock, for which the Company recognized total deferred financing costs of $1.3 million, of which $726,000 was noncash, to be amortized over the life of the 1996 Credit Facility. Since the use of proceeds from the initial public offering were used to retire the outstanding indebtedness under the 1996 Credit Facility, the total deferred financing costs were charged to interest expense during the third quarter of 1996 in connection with the early retirement of the borrowings under the 1996 Credit Facility. In addition, the Company recognized noncash compensation expense of $870,000 during the third quarter of 1996 in connection with the issuance of certain options granted in July 1996 to purchase shares of common stock.

   The following table sets forth for the periods indicated the percentages of total revenue represented by certain items in the Company's historical consolidated statements of operations.

                                                       YEAR ENDED DECEMBER 31,
                                                      1994      1995      1996
                                                   ---------------------------

Total revenues.....................................   100.0%   100.0%   100.0%
Operating expenses.................................    78.5     79.0     80.5
Depreciation and amortization......................     4.8      4.0      4.3
General and administrative expenses................    18.9     17.0     14.1
                                                     ------   ------   ------
Income (loss) from operations......................    (2.2)     0.0      1.1
Interest expense (income)..........................     1.0      4.8      8.2
                                                     ------   ------   ------
Income (loss) before income taxes..................    (3.2)    (4.8)    (7.1)
Provision for income taxes.........................     0.6      0.0      0.2
                                                     ------   ------   ------
Net income (loss)..................................    (3.8)    (4.8)    (7.3)
                                                     ======   ======   ======

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

   TOTAL REVENUES. Total revenues increased by 56.2% to $32.3 million for the year ended December 31, 1996 from $20.7 million for the year ended December 31, 1995. The increase in occupancy fees of $11.3 million, or 54.8%, was due principally to the acquisition of MidTex as of July 1, 1996, the opening of two new pre-release facilities during the first quarter of 1996, and the acquisition of the Reid Center as of May 1, 1996. The increase in other income for the year ended December 31, 1996 to $450,000 from $98,000 for the year ended December 31, 1995 was due principally to the recognition of revenue related to a previously reserved note receivable of $206,000 pertaining to 1994 operations of the Wyatt Facility, the realization of which improved from prior periods due to payments received on the note and due to the additional operating experience with the facility. Additional other income related to commissary operations and commissions earned at the Big Spring Facility.

   OPERATING EXPENSES. Operating expenses increased by 59.2% to $26.0 million for the year ended December 31, 1996 from $16.4 million for the year ended December 31, 1995. This increase was principally attributable to the acquisition of MidTex as of July 1, 1996, the opening of two new pre-release facilities during the first quarter of 1996, and the acquisition of the Reid Center as of May 1, 1996. As a percentage of revenues, operating expenses increased to 80.5% from 79.0% due primarily to the relative increase in secure institutional operations.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 69.5% to $1.4 million for the year ended December 31, 1996 from $820,000 for the year ended December 31, 1995. The increase was principally due to the amortization of prepaid facility use costs of the Big Spring Facility, the opening of two new pre-release facilities in January 1996, and to the acquisition of the Reid Center in May 1996.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 29.1% to $4.6 million for the year ended December 31, 1996 from $3.5 million for the year ended December 31, 1995. Included in general and administrative expenses for the year ended December 31, 1996 was a non-recurring, non-cash charge of $870,000 in connection with the July 1996 grant of certain options to purchase shares of the Company's common stock. As a percentage of revenues, excluding the non-recurring charge, general and administrative expenses decreased to 11.4% from 17.0% due principally to spreading fixed costs over a larger revenue base.

   INTEREST. Interest expense, net of interest income, increased to $2.6 million for the year ended December 31, 1996 from $979,000 for the year ended December 31, 1995. The increase in net interest expense was principally due to the $1.3 million non-recurring charge ($726,000 of which was non-cash) to expense deferred financing costs associated with the early retirement of significant portions of the 1996 Credit Facility, borrowings under the Company's 1995 and 1996 Credit Facilities related to the acquisition of MidTex in July 1996, the Company's financing of the purchase of certain outstanding stock in November 1995, the construction and development of the two new pre-release facilities which opened during the first quarter of 1996, and the acquisition of the Reid Center in May 1996.

   INCOME TAXES. The Company did not recognize any provision for federal income taxes due to a taxable loss in both years. The Company recognized a provision for state income taxes of $75,000 for the year ended December 31, 1996. As of December 31, 1996, the Company had recognized a deferred tax asset of $608,000. Management of the Company believes that this deferred tax asset is realizable.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

   TOTAL REVENUES. Total revenues increased 31.9% to $20.7 million for the year ended December 31, 1995 from $15.7 million for the year ended December 31, 1994. The revenue increase was due principally to the recognition of occupancy fees for a full 12 months in 1995 related to the Eclectic acquisition versus the recognition of nine months in 1994. Additionally, an increase in occupancy fees of approximately $1.1 million was attributable to the Wyatt Facility principally as a result of a higher occupancy and per diem rate in 1995 compared to 1994.

   OPERATING EXPENSES. Operating expenses increased 32.8% to $16.4 million for the year ended December 31, 1995 from $12.3 million for the year ended December 31, 1994. The increase in operating expenses was due principally to the recognition of operating expenses of Eclectic for a full 12 months in 1995. As a percentage of revenues, operating expenses increased to 79.0% from 78.5% principally for the same reason.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by 8.2% to $820,000 for the year ended December 31, 1995 from $758,000 for the year ended December 31, 1994. The increase was due principally to recognizing 12 months of contract value and goodwill amortization in 1995 as compared to nine months of amortization in 1994 resulting from the acquisition of Eclectic, offset in part by an accounting adjustment in the first quarter of 1995 to adjust depreciation expense in prior periods.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 19.3% to $3.5 million for the year ended December 31, 1995 from $3.0 million for the year ended December 31, 1994. The increase in general and administrative expenses was principally due to the addition of the operations of Eclectic and an increase in RFP and development costs. Development costs increased by $457,000 for the year ended December 31, 1995 compared to the year ended December 31, 1994. As a percentage of revenues, general and administrative expenses decreased to 17.0% from 18.9% due principally to spreading fixed costs over a larger revenue base.

   INTEREST. Interest expense, net of interest income, increased to $979,000 for the year ended December 31, 1995 from $156,000 for the year ended December 31, 1994. The increase resulted from the expensing of debt issuance costs and commitment fees of $472,000 associated with the 1995 Credit Facility, the incurrence of $4.0 million of debt and other long-term obligations in connection with the acquisition of Eclectic and increased borrowings under the 1995 Credit Facility to purchase treasury stock.

   INCOME TAXES. There was no provision for income taxes for the year ended December 31, 1995 due to a taxable loss. The Company recognized a provision for income taxes of $101,000 for the year ended December 31, 1994, even though the Company incurred a loss for financial reporting purposes in 1994, principally because certain goodwill amortization contributing to the loss for financial reporting purposes was not deductible for income tax purposes.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

   REVENUES. Revenues increased 390.6% to $15.7 million for the year ended December 31, 1994 from $3.2 million for the year ended December 31, 1993. The revenue increase was principally due to the recognition of occupancy fees for nine months of operations in 1994 for the facilities added as part of the Eclectic acquisition in March 1994. Additionally, because the Wyatt Facility did not begin operations until December 1993, Wyatt Facility occupancy fees for 1994 increased by approximately $3.5 million as compared to 1993. For the year ended December 31, 1993, there were $3.0 million of procurement and preopening revenues included in development fees and other income related to the procurement and preopening activities of the Wyatt Facility.

   OPERATING EXPENSES. Operating expenses increased 335.6% to $12.3 million for the year ended December 31, 1994 from $2.8 million for the year ended December 31, 1993. The increase in operating expenses was principally due to the addition of the operations of Eclectic and to a full year of operating costs of the Wyatt Facility. As a percentage of revenues, operating expenses decreased to 78.5% from 88.4% due principally to spreading fixed costs over a larger revenue base.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $758,000 for 1994 from $16,000 in 1993. The increase was due to recognizing nine months of amortization and depreciation in 1994 resulting from the Eclectic acquisition.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 125.0% to $3.0 million for the year ended December 31, 1994 from $1.3 million for the year ended December 31, 1993. The increase was principally due to the addition of the operations of Eclectic. As a percentage of revenues, general and administrative expenses decreased to 18.9% from 41.1% due principally to spreading fixed costs over a larger revenue base.

   INTEREST. Interest expense was $294,000 for the year ended December 31, 1994 compared to no interest expense for the year ended December 31, 1993 due to the incurrence of indebtedness related to the Eclectic acquisition. Interest income increased to $138,000 for the year ended December 31, 1994 from $45,000 for the year ended December 31, 1993 due to the assumption of certain interest-bearing receivables from the California Department of Corrections in connection with the Eclectic acquisition.

   INCOME TAXES. As described above, the Company recognized a provision for income taxes of $101,000 for the year ended December 31, 1994. There was no provision for income taxes for the year ended December 31, 1993 because the Company was organized as a partnership prior to March 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

   INITIAL PUBLIC OFFERING. On October 8, 1996, the Company completed an initial public offering ("IPO") of its common stock. Net proceeds to the Company from the sale of the 3,523,103 shares of newly issued common stock were approximately $37.4 million. On October 8, 1996, the Company repaid a total of $33.9 million of indebtedness, $27.9 million of which was borrowed under the 1996 Credit Facility and $6.0 million of which was borrowed under a short term convertible note ("Convertible Bridge Note").

   GENERAL. The Company's primary capital requirements are for working capital, start-up costs related to new operating contracts, furniture, fixtures and equipment, supply purchases, new facility renovations and acquisitions. Working capital requirements generally increase immediately prior to the Company commencing management of a new facility as the Company incurs start-up costs and purchases necessary equipment and supplies before facility management revenue (through occupancy fees) is realized. Some of the Company's management contracts have required the Company to make substantial initial expenditures of cash in connection with the opening or renovating of a facility. Substantially all these start-up expenditures are fully or partially recoverable as pass-through costs or are reimbursable from the contracting governmental agency over the term of the contract.

   CHANGES IN FINANCIAL POSITION. As of December 31, 1996, total assets had increased $32.6 million to $46.8 million since December 31, 1995. The increase related principally to the acquisitions of MidTex and the Reid Center for which total consideration was $25.7 million, and excess cash proceeds from the IPO. Total stockholders' equity increased $38.0 million to $41.1 million as of December 31, 1996 largely as a result of the IPO and certain other equity transactions. The Company utilized the net proceeds from the IPO in early October 1996 to retire all of the outstanding borrowings under the 1996 Credit Facility and the Convertible Bridge Note. Therefore, immediately following the consummation of the IPO, the Company had no material debt. The Company used borrowings under the 1996 Credit Facility to refinance outstanding borrowings under the 1995 Credit Facility, to finance a portion of the MidTex acquisition and for working capital. As of December 31, 1996, the Company had no outstanding borrowings under the 1996 Credit Facility.

   WORKING CAPITAL. The Company's working capital increased to $7.7 million at December 31, 1996 from $1.5 million at December 31, 1995. This increase was principally due to excess cash proceeds from the IPO after repayment of indebtedness, and an increase in receivables resulting from the acquisition of MidTex in July 1996 and the Reid Center in May 1996.

   EXISTING CREDIT FACILITIES. Under the 1996 Credit Facility, as amended, the Company has a $15.0 million credit facility comprised of a $5.0 million revolving credit facility for working capital purposes and a $10.0 million multiple-advance term loan facility available for new and expanded facilities costs.

   In January 1997, the Company acquired the assets of Interventions. The Company financed the $6.0 million purchase price, which included the retirement of $2.3 million of pre-acquisition bank debt, with $2.0 million of borrowings from the multiple-advance term loan facility under the 1996 Credit Facility, and the remainder with cash. See Note 7 to the consolidated financial statements.

   CAPITAL EXPENDITURES. Capital expenditures for the year ended December 31, 1996 were $1.3 million and related to construction in progress for a new pre-release facility which opened during the first quarter of 1997, completion of construction and purchase of furniture and equipment for the two pre-release facilities which opened during the first quarter of 1996, and for normal replacement of furniture and equipment at various facilities.

   CASH USED IN OPERATING ACTIVITIES. The Company had net cash used in operating activities of $540,000 for the year ended December 31, 1996. For the three months ended December 31, 1996, the Company had net cash provided by operating activities of $858,000. Significant uses of operating cash during 1996 include start-up costs for facilities under development, and increased prepaid insurance and other items related to the additional acquired facilities.

   Management of the Company believes that the cash flows anticipated to be generated from operations, together with the credit available under the 1996 Credit Facility, will provide sufficient liquidity to meet the Company's working capital requirements for the near term. It is not anticipated that the 1996 Credit Facility will provide sufficient financing to finance construction costs related to future institutional contract awards or significant future acquisitions. The Company anticipates obtaining separate sources of financing to finance such activities.

INFLATION

   Management of the Company believes that inflation has not had a material effect on the Company's results of operations during the past three years. However, most of the Company's facility management contracts provide for payments to the Company of either fixed per diem fees or per diem fees that increase by only small amounts during the terms of the contracts. Inflation could substantially increase the Company's personnel costs (the largest component of facility management expense) or other operating expenses at rates faster than any increases in occupancy fees.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Cornell Corrections, Inc.:

   We have audited the accompanying consolidated balance sheets of Cornell Corrections, Inc. (formerly Cornell Cox, Inc., a Delaware corporation and successor to the Cornell Cox Group, L.P., a Delaware limited partnership), and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornell Corrections, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP


Houston, Texas
February 7, 1997

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                           CORNELL CORRECTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                               1995       1996
                                                             -------     -------
                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...........................    $   390     $ 4,874
   Accounts receivable, net ............................      3,436       4,976
   Current portion of notes receivable .................        216         211
   Deferred tax asset ..................................         27         120
   Prepaids and other ..................................        187       1,128
   Restricted assets ...................................        284       1,124
                                                            -------     -------
      Total current assets .............................      4,540      12,433
PROPERTY AND EQUIPMENT, net ............................      1,909      26,074
OTHER ASSETS:
   Notes receivable, noncurrent ........................        519         620
   Goodwill, net .......................................      6,204       5,864
   Contract value, net .................................        206        --
   Deferred tax asset, noncurrent ......................        409         488
   Deferred costs and other ............................        397       1,345
                                                            -------     -------
      Total assets .....................................    $14,184     $46,824
                                                            =======     =======
               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities ............    $ 2,991     $ 4,403
   Current portion of long-term debt ...................         24         283
                                                            -------     -------
      Total current liabilities ........................      3,015       4,686
LONG-TERM DEBT, net of current portion .................      7,625         462
OTHER LONG-TERM LIABILITIES ............................        491         625

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 and $.001 par value, respectively,
     1,000,000 and 10,000,000 shares authorized, respectively,
     none outstanding...................................         --         --
   Common stock, $.01 and $.001 par value, respectively,
     9,000,000 and 30,000,000 shares authorized, respectively,
     3,189,385 and 7,320,398 shares issued and outstanding,
     respectively.......................................         32           7
   Additional paid-in capital...........................      6,955      47,562
   Stock option loans...................................         --        (455)
   Retained deficit.....................................     (1,331)     (3,710)
   Treasury stock (555,000 shares of common stock, at cost)  (2,603)     (2,353)
                                                            -------     -------
      Total stockholders' equity...........................   3,053      41,051
                                                            -------     -------
      Total liabilities and stockholders' equity........... $14,184     $46,824
                                                            =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                           CORNELL CORRECTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     YEAR ENDED DECEMBER 31,
                                                  1994      1995        1996
                                               --------    --------    --------
REVENUES:
  Occupancy fees ............................. $ 15,389    $ 20,594    $ 31,877
  Other income ...............................      300          98         450
                                               --------    --------    --------
                                                 15,689      20,692      32,327
OPERATING EXPENSES ...........................   12,315      16,351      26,038
DEPRECIATION AND AMORTIZATION ................      758         820       1,390
GENERAL AND ADMINISTRATIVE EXPENSES ..........    2,959       3,531       4,560
                                               --------    --------    --------

INCOME (LOSS) FROM OPERATIONS ................     (343)        (10)        339
INTEREST EXPENSE .............................      294       1,115       2,810
INTEREST INCOME ..............................     (138)       (136)       (167)
                                               --------    --------    --------

LOSS BEFORE PROVISION FOR INCOME TAXES .......     (499)       (989)     (2,304)
PROVISION FOR INCOME TAXES ...................      101        --            75
                                               --------    --------    --------

NET LOSS ..................................... $   (600)   $   (989)   $ (2,379)
                                               ========    ========    ========

LOSS PER SHARE ............................... $   (.16)   $   (.25)   $   (.53)
                                               ========    ========    ========

NUMBER OF SHARES USED IN PER SHARE CALCULATION    3,811       3,983       4,466
                                               ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   TOTAL
                                                PARTNERSHIP       COMMON STOCK       ADDITIONAL      STOCK    RETAINED
                                                  CAPITAL     ------------------      PAID-IN       OPTION    EARNINGS      TREASURY
                                                  BALANCE      SHARES     AMOUNT       CAPITAL       LOANS    (DEFICIT)      STOCK
                                                 -------      ---------     ----      --------      -----      -------      -------
BALANCES AT DECEMBER 31, 1993 ..............     $ 1,085           --       $--       $   --        $--        $  --        $  --

ALLOCATION OF JANUARY 1, 1994, TO
   MARCH 31, 1994 (i.e., PRE-
   INCORPORATION), LOSS TO
   RESPECTIVE PARTNERS' ACCOUNTS ...........        (258)          --        --           --         --            258         --
CONVERSION OF PARTNERSHIP INTO
   CORNELL CORRECTIONS, INC., A C
   CORPORATION .............................        (827)     2,100,376       21           806       --           --           --
ISSUANCE OF COMMON STOCK ...................        --        1,088,009       11         6,490       --           --           --
DIRECT COSTS RELATED TO ISSUANCE
   OF COMMON STOCK .........................        --             --        --           (355)      --           --           --
NET LOSS ...................................        --             --        --           --         --           (600)        --
                                                 -------      ---------     ----      --------      -----      -------      -------

BALANCES AT DECEMBER 31, 1994 ..............        --        3,188,385       32         6,941       --           (342)        --

EXERCISE OF STOCK OPTIONS ..................        --            1,000      --              3       --           --           --
PURCHASE OF TREASURY STOCK
   (555,000 shares, at cost) ...............        --             --        --           --         --           --         (2,603)
ISSUANCE OF WARRANTS .......................        --             --        --             11       --           --           --
NET LOSS ...................................        --             --        --           --         --           (989)        --
                                                 -------      ---------     ----      --------      -----      -------      -------

BALANCES AT DECEMBER 31, 1995 ..............        --        3,189,385       32         6,955       --         (1,331)      (2,603)

CONVERSION OF PAR VALUE
   FROM $.01 to $.001 ......................        --             --        (29)           29       --           --           --
ISSUANCES OF COMMON STOCK ..................        --        3,618,091        3        37,670       --           --           --
EXERCISE OF STOCK OPTIONS
   AND WARRANTS ............................        --          512,922        1         1,140       (455)        --           --
INCOME TAX BENEFITS FROM STOCK
   OPTIONS EXERCISED .......................        --             --        --            172       --           --           --
STOCK-BASED COMPENSATION ...................        --             --        --          1,596       --           --           --
REVERSAL OF PUT RIGHT COST .................        --             --        --           --         --           --            250
NET LOSS ...................................        --             --        --           --         --         (2,379)        --
                                                 -------      ---------     ----      --------      -----      -------      -------

BALANCES AT DECEMBER 31, 1996 ..............     $  --        7,320,398     $  7      $ 47,562      $(455)     $(3,710)     $(2,353)
                                                 =======      =========     ====      ========      =====      =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                     YEAR ENDED DECEMBER 31,
                                                                                              1994           1995            1996
                                                                                            -------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .........................................................................       $  (600)       $   (989)       $ (2,379)
   Adjustments to reconcile net loss to net cash used in
      operating activities --
      Depreciation ..................................................................           271             166             498
      Amortization ..................................................................           487             654             892
      Deferred income taxes .........................................................           101            --              (172)
      Non-cash stock-based compensation and financing charges .......................          --              --             1,596
      Change in assets and liabilities, net of effects from acquisition of businesses --
            Accounts receivable .....................................................        (1,161)         (1,086)          1,090
            Restricted assets .......................................................           (71)             (5)           (233)
            Other assets ............................................................           779             166          (1,765)
            Accounts payable and accrued liabilities ................................            92            (137)            (67)
                                                                                            -------        --------        --------
      Net cash used in operating activities .........................................          (102)         (1,231)           (540)
                                                                                            -------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .............................................................          (167)         (1,159)         (1,256)
   Acquisition of businesses, less cash acquired ....................................        (5,921)           --           (25,174)
   Redemption of commercial paper and U.S. Treasury notes ...........................           585            --              --
                                                                                            -------        --------        --------
      Net cash used in investing activities .........................................        (5,503)         (1,159)        (26,430)
                                                                                            -------        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt .....................................................            50          11,360          40,841
   Payments on long-term debt .......................................................          (284)         (7,158)        (47,745)
   Proceeds from issuance of common stock ...........................................         6,146               3          37,673
   Proceeds from exercise of stock options and warrants .............................          --              --               685
   Purchase of treasury stock .......................................................          --            (2,353)           --
                                                                                            -------        --------        --------
      Net cash provided by financing activities .....................................         5,912           1,852          31,454
                                                                                            -------        --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................................           307            (538)          4,484
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................................           621             928             390
                                                                                            -------        --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................................       $   928        $    390        $  4,874
                                                                                            =======        ========        ========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid ....................................................................       $   293        $    520        $  1,454
                                                                                            =======        ========        ========
   Income taxes paid ................................................................       $  --          $   --          $     75
                                                                                            =======        ========        ========

        The accompanying notes are an integral part of these consolidated financial statements.

                           CORNELL CORRECTIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Cornell Corrections, Inc. (collectively with its subsidiaries, the "Company"), a Delaware corporation, provides to governmental agencies the integrated development, design, construction and management of facilities within three areas of operational focus: (i) secure institutional correctional and detention services, (ii) pre-release correctional services and (iii) juvenile correctional and detention services.

   CONSOLIDATION

   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

   CASH AND CASH EQUIVALENTS

   The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

   RESTRICTED ASSETS

   For certain facilities, the Company maintains bank accounts for restricted cash belonging to inmates and commissary operations, for an equipment replacement fund for the replacement of equipment used in state programs, and for a restoration fund for any necessary restorations of the related facilities. These bank accounts and commissary inventories are collectively referred to as "restricted assets" in the accompanying financial statements.

   DEFERRED COSTS

   Facility start-up costs, which consist of costs of initial employee training, travel and other direct expenses incurred in connection with the opening of new facilities, are capitalized and amortized on a straight-line basis over the lesser of the initial term of the contract plus renewals or five years. Direct incremental development costs paid to unrelated third parties incurred in securing new facilities, including certain costs of responding to requests for proposal ("RFPs"), are capitalized as deferred costs and amortized as part of start-up costs. Internal payroll and other costs incurred in securing new facilities are expensed to general and administrative expenses. Deferred development costs are charged to general and administrative expenses when the success of obtaining a new facility project is considered doubtful.

   PROPERTY AND EQUIPMENT

   Property and equipment are recorded at cost. Ordinary maintenance and repair costs are expensed while renewal and betterment costs are capitalized. Prepaid facility use cost, which resulted from the July 1996 acquisition of MidTex, is being amortized over 35 years using the straight-line method. Buildings and improvements are depreciated over their estimated useful lives of 20 to 40 years using the straight-line method. Furniture and equipment are depreciated over their estimated useful lives of 3 to 10 years using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method based upon the shorter of the life of the asset or the term of the respective lease.

                           CORNELL CORRECTIONS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   Property and equipment at December 31, 1995 and 1996, are as follows (in thousands):

                                                               1995        1996
                                                           --------    --------
  Land .................................................   $   --      $    561
  Prepaid facility use .................................       --        21,637
  Buildings and improvements ...........................       --         2,651
  Leasehold improvements ...............................        598       1,100
  Furniture and equipment ..............................        407         938
  Construction in progress .............................      1,334         439
                                                           --------    --------
                                                              2,339      27,326
                Accumulated depreciation and amortization      (430)     (1,252)
                                                           --------    --------
                                                           $  1,909    $ 26,074
                                                           ========    ========

   Construction in progress at December 31, 1996 represents construction and development costs attributable to a new pre-release facility which opened during the first quarter of 1997.

   CONTRACT VALUE

   Contract value represents the estimated fair value of the contracts acquired with the acquisition of Eclectic Communications, Inc. ("Eclectic") which were amortized over the remaining term of the contracts. Accumulated amortization was $542,000 as of December 31, 1995 and contract value was fully amortized as of December 31, 1996.

   GOODWILL

   Goodwill represents the total consideration the Company paid to acquire Eclectic in excess of the fair market value of the net tangible and identifiable intangible assets acquired. Goodwill is being amortized on a straight-line basis over 20 years, which represents management's estimation of the related benefit to be derived from the acquired business. Under Accounting Principles Board ("APB") Opinion No. 17, the Company periodically evaluates whether events and circumstances after the acquisition date indicate that the remaining balance of goodwill may not be recoverable. If factors indicate that goodwill should be evaluated for possible impairment, the Company would compare estimated undiscounted future cash flow from the related operations to the carrying amount of goodwill. If the carrying amount of goodwill were greater than undiscounted future cash flow, an impairment loss would be recognized. Any impairment loss would be computed as the excess of the carrying amount of goodwill over the estimated fair value of the goodwill (calculated based on discounting estimated future cash flows). Accumulated amortization of goodwill was $599,000 and $939,000 as of December 31, 1995 and 1996, respectively.

   REALIZATION OF LONG-LIVED ASSETS

   In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets be probable of future recovery in their respective carrying amounts as of each balance sheet date. The Company adopted SFAS No. 121 effective January 1, 1996. Management believes its long-lived assets are realizable and that no impairment allowance is necessary pursuant to the provision of SFAS No. 121.

                           CORNELL CORRECTIONS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   REVENUE RECOGNITION

   Substantially all occupancy fees are derived from contracts with federal and state government agencies, which pay per diem rates based upon the number of occupant days for the period. Such revenues are recognized as services are provided.

   Revenues related to other income include development fees and miscellaneous other income. The development fees relate to the development, design and supervision of facility construction activities.
Revenues are recognized as services are provided.

   INCOME TAXES

   The Company utilizes the liability method of accounting for income taxes as required by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates.

   USE OF ESTIMATES

   The Company's financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). Financial statements prepared in accordance with GAAP require the use of management estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Additionally, management estimates affect the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

   BUSINESS CONCENTRATION

   Contracts with federal and state governmental agencies account for nearly all of the Company's revenues.

   FINANCIAL INSTRUMENTS

   The Company considers the fair value of all financial instruments not to be materially different from their carrying values at the end of each fiscal year based on management's estimate of the Company's ability to borrow funds under terms and conditions similar to those of the Company's existing debt.

   ACCOUNTING FOR STOCK-BASED COMPENSATION

   In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company's 1996 fiscal year. SFAS No. 123 allows the Company to adopt either of two methods for accounting for stock options. The Company intends to continue to account for its stock-based compensation plans under Accounting Principles Board, Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"). In accordance with SFAS No. 123, certain pro forma disclosures are provided in Note 6.

   PER SHARE DATA

   Per share data is based on the weighted average number of common shares and common share equivalents outstanding for the period. Common shares equivalents have been included in the calculation of the shares used in computing net loss per common share using the treasury stock method.

                           CORNELL CORRECTIONS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   INITIAL PUBLIC OFFERING

   On October 3, 1996, the Company completed an initial public offering ("IPO") of its common stock. Net proceeds to the Company from the sale of the 3,523,103 shares of newly issued common stock were approximately $37.4 million. Proceeds of the IPO were used to repay indebtedness and for general working capital purposes.

   NON-RECURRING CHARGES

   In connection with the Company's July 1996 credit facility ("1996 Credit Facility"), the Company incurred expenses, issued certain options and warrants, and sold shares of common stock, for which the Company recognized total deferred financing costs of $1.3 million, of which $726,000 was noncash, to be amortized over the life of the 1996 Credit Facility. Since the use of proceeds from the IPO were used to retire significant portions of the 1996 Credit Facility, the total deferred financing costs were charged to interest expense as of September 30, 1996. In addition, the Company recognized noncash compensation expense of $870,000 during the third quarter of 1996 in connection with options to purchase shares of common stock granted in July 1996 to certain officers of the Company based upon the estimated valuation of the shares of common stock compared to the exercise price on the date of grant.

2. ACQUISITIONS

   In July 1996, the Company completed the acquisition of substantially all the assets of MidTex Detentions, Inc. ("MidTex"), a private correctional center operator for the Federal Bureau of Prisons ("FBOP"), operating secure institutional facilities in Big Spring, Texas with a capacity of 1,305 beds at the date of acquisition ("Big Spring Facility"). In May 1996, the Company acquired a 310-bed facility located in Houston, Texas ("Reid Center"), previously operated by Texas Alcoholism Foundation, Inc., and The Texas House Foundation, Inc. (collectively, "Texas House"). Total consideration for these acquisitions was approximately $25.7 million. The acquisitions were financed primarily through borrowings under the 1996 Credit Facility and a short term convertible note ("Convertible Bridge Note"). In connection with the MidTex acquisition, the Company entered into various agreements for the use of the facilities and the annual payment of $216,000 (in lieu of property taxes) per year for approximately the next 35 years.

   The acquisition costs and the estimated fair market value of the assets acquired and liabilities assumed associated with the above-mentioned acquisitions are as follows (in thousands):

                                                      MIDTEX   REID CENTER

          Cash paid.................................. $23,200   $1,986
          Transaction costs..........................     470       90
                                                      -------    ------
             Total purchase price.................... $23,670   $2,076
                                                      =======   ======
          Net assets acquired --
            Cash..................................... $   486   $   --
            Receivables, net.........................   2,726       --
            Other current assets.....................     755       --
            Property and equipment, net:
             Prepaid facility use....................  21,710       --
             Other...................................      10    2,090
            Other assets.............................       5       --
            Accounts payable and accrued liabilities.  (2,022)     (14)
                                                       ------    ------
                                                      $23,670    $2,076
                                                      =======

                           CORNELL CORRECTIONS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   The carrying value of the prepaid facility use relates to the Company's right to use the three detention facilities retained by the City of Big Spring for 19, 20, and 23 years, respectively, plus three five-year extensions. Extensions of the lease agreement are at the option of the Company. The costs will be amortized over the respective periods, including the option periods. The Company currently intends to exercise these extensions.

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

   The unaudited consolidated results of operations on a pro forma basis as though the Reid Center and MidTex had been acquired as of the beginning of the Company's fiscal years 1995 and 1996 are as follows (amounts in thousands, except per share data):

                                                   YEAR ENDED DECEMBER 31,
                                                       1995        1996

            Total revenues........................... $38,716  $42,061
            Net loss.................................     (8)  (2,030)
            Loss per share...........................   (.00)    (.45)

   The unaudited consolidated results of operations on a pro forma basis (i) assuming the Reid Center and MidTex had been acquired as of the beginning of the Company's fiscal year 1996, (ii) assuming the IPO had occurred at the beginning of the Company's fiscal year 1996, and (iii) excluding the $2.1 million of non-recurring charges described above, are as follows (amounts in thousands, except per share data):

                                                         YEAR ENDED
                                                      DECEMBER 31, 1996

            Total revenues...............................  $42,061
            Net income...................................   1,772
            Earnings per share...........................     .25


   Effective March 31, 1994, the Company purchased all outstanding stock of Eclectic, a California-based operator of residential care and secure correctional facilities. Consideration for the Eclectic acquisition was $10.3 million, consisting of $6 million in cash, $3.3 million in seller subordinated debt, approximately $700,000 of other long-term obligations, and $300,000 of transaction costs. The Eclectic acquisition was accounted for as a purchase, and the accompanying statement of operations reflects the operating results of Eclectic since the acquisition date.

                           CORNELL CORRECTIONS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   The consideration paid and total net book value of the assets acquired and liabilities assumed associated with the Eclectic acquisition were as follows (in thousands):

          Cash paid (including transaction costs) ............         $  6,334
          Debt issued and other obligations incurred .........            4,000
                                                                       --------
            Total purchase price .............................         $ 10,334
                                                                       ========
          Net assets acquired --
            Current assets ...................................         $  2,532
            Property and equipment ...........................              586
            Contract value ...................................              748
            Goodwill .........................................            6,799
            Other assets .....................................            1,717
            Current liabilities ..............................           (1,577)
            Other liabilities ................................             (471)
                                                                       --------
                                                                       $ 10,334
                                                                       ========

3. INCOME TAXES

   The following is an analysis of the Company's deferred tax assets (in thousands):

                                                                 DECEMBER 31,
                                                          ---------------------
                                                            1995          1996
                                                          -------       -------
          Deferred tax assets relating to --
            Net operating loss carryforwards .......      $   380       $   609
            Accelerated depreciation and amortization
             of property and equipment for financial
             reporting purposes ....................          114           290
            Accrued expenses recorded for financial
             reporting purposes and deferred for tax
             purposes ..............................          217           282
            Deferred compensation ..................         --             331
                                                          -------       -------
                                                              711         1,512
          Deferred tax liabilities .................         --            --
            Net deferred tax asset before valuation
            allowance ..............................          711         1,512
          Valuation allowance ......................         (275)         (904)
                                                          -------       -------
            Net deferred tax asset .................      $   436       $   608
                                                          =======       =======


   The components of the Company's income tax provision were as follows (in thousands):

                                             YEAR ENDED DECEMBER 31,
                                              1994    1995      1996
                                            -------------------------
          Current provision................. $   --   $   --   $  247
          Deferred provision (benefit)......    101       --     (172)
                                             ------   ------   ------
            Tax provision................... $  101   $   --   $   75
                                             ======   ======   ======

                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                        1994     1995      1996
                                                        -----    -----    -----

Computed taxes at statutory rate of 34 percent ......   $(170)   $(336)   $(783)
Amortization of non-deductible intangibles ..........     166      162      186
1994 first quarter loss reported in
   partnership tax return ...........................      88     --       --
State income taxes, net of federal benefit ..........      35     --        (39)
Changes in valuation allowance ......................    --        190      629
Other ...............................................     (18)     (16)      82
                                                        -----    -----    -----
                                                        $ 101    $--      $  75
                                                        =====    =====    =====

      As of December 31, 1996, the Company has a net operating loss ("NOL") carryforward for income tax purposes of approximately $1,600,000 available to offset future taxable income. This carryforward will expire beginning 2008.

4.    LONG-TERM DEBT

      The Company's long-term debt consisted of the following (in thousands):

                                                                   DECEMBER 31,
                                                                 1995       1996
                                                               ------       ----
1995 Credit Facility (all repaid in 1996):
   Revolving credit ....................................       $  740       $--
   Term loan ...........................................        4,000        --
   Multiple-advance term loan ..........................          500        --
   Stock repurchase loan ...............................        2,350        --
                                                               ------       ----
      Total ............................................        7,590        --
Other notes payable, interest at 2.9% to 9.9% ..........           59        745
                                                               ------       ----
                                                                7,649        745
Less -- current maturities .............................           24        283
                                                               ------       ----
                                                               $7,625       $462
                                                               ======       ====

      In conjunction with the acquisition of MidTex, the 1995 Credit Facility was replaced with the1996 Credit Facility. The 1996 Credit Facility provided up to $35,000,000 in loans pursuant to four separate facilities consisting of a $2,500,000 revolving credit facility, a $23,200,000 term loan facility that was used to finance a portion of the Mid-Tex acquisition costs, a $6,950,000 multiple-advance term loan facility for new and expanded facilities costs and a $2,350,000 facility that was used to refinance the stock repurchase loan. In addition, in July 1996, the Company borrowed $6.0 million under the Convertible Bridge Note.

      On October 8, 1996, the Company repaid a total of $33.9 million of borrowings under the 1996 Credit Facility and the Convertible Bridge Note using proceeds from the IPO. As a result of the repayments of the term loan facility and the stock repurchase loan facility, such facilities were canceled.

                           CORNELL CORRECTIONS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   In December 1996, the 1996 Credit Facility was amended to increase the revolving credit facility to $5.0 million and the multiple-advance term loan facility to $10.0 million. Loans under the 1996 Credit Facility bear interest at a designated prime rate plus the following margins: revolving credit, 1%; multiple-advance term loan, 1.75%. Commitment fees equal to 0.5% per annum are payable on the unused portions of the revolving credit and multiple-advance term loan facilities. The revolving credit facility and the multiple-advance term loan facility will mature and all amounts, if any, outstanding thereunder will be due on December 31, 1997. The 1996 Credit Facility is secured by all of the Company's assets, including the stock of all the Company's subsidiaries, does not permit the payment of cash dividends and requires the Company to comply with certain earnings, net worth and debt service covenants. At December 31, 1996, there were no borrowings outstanding under the 1996 Credit Facility.

   Other notes payable pertain to financed insurance premiums and various vehicle notes. Scheduled maturities of long-term debt are as follows (in thousands):

                                                        DECEMBER 31,
                                                            1996

                1997.....................................  $  283
                1998.....................................     316
                1999.....................................     119
                2000.....................................      27
                                                           ------
                  Total..................................  $  745
                                                           ======

   In connection with the 1996 Credit Facility, the Company issued warrants to the lender enabling the lender to purchase 264,000 shares of Class B Common Stock at a per share exercise price of $2.82. The warrants are fully vested and expire in 2003. As a condition to funding, the 1996 Credit Facility required certain existing stockholders to purchase at least $200,000 of Class B Common Stock. On July 9, 1996, the existing stockholders purchased an aggregate of 90,331 shares of Class B Common Stock for $254,733 (or $2.82 per share). As a condition to the Convertible Bridge Note, the lender and certain existing stockholders entered into a put agreement dated as of July 3, 1996 ("Put Agreement"). The Company issued options to an existing stockholder to purchase 60,221 shares of Class B Common Stock at $2.82 per share in consideration for entering into the Put Agreement (see Note 6 - "Treasury Stock" regarding the expiration of this Put Agreement in 1996). Total financing costs of $1,261,000 (which includes (i) transaction costs of $535,000, (ii) the $568,000 difference between the exercise price of the warrants granted to the lender and an existing stockholder and the estimated valuation of the shares of common stock underlying such options and (iii) the $158,000 difference between the purchase price and the estimated valuation of the 90,331 shares of common stock purchased by an existing stockholder) were capitalized as deferred financing costs.

                           CORNELL CORRECTIONS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. COMMITMENTS AND CONTINGENCIES

   OPERATING LEASES

   The Company leases office space and certain facilities under long-term operating leases. Rent expense for all operating leases for the years ended December 31, 1994, 1995 and 1996, was approximately $1,667,000, $2,244,000, and
$2,358,000, respectively. As of December 31, 1996, the Company had the following rental commitments under noncancelable operating leases (in thousands):

                For the year ending December 31 --
                  1997...................................  $2,209
                  1998...................................   1,378
                  1999...................................     874
                  2000...................................     447
                  2001...................................     175
                  Thereafter.............................   1,257
                                                           ------
                                                           $6,340

   401(K) PLAN

   The Company has a defined contribution 401(k) plan. The Company's matching contribution represents 50 percent of a participant's contribution, up to the first six percent of the participant's salary. The Company can also make additional discretionary contributions. For the years ended December 31, 1994, 1995 and 1996, the Company recorded $100,000, $139,000, and $210,000, respectively, of contribution expense.

   OTHER

   The Company is subject to certain claims and disputes arising in the normal course of the Company's business. In the opinion of the Company's management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

6. STOCKHOLDERS' EQUITY

   CAPITALIZATION

   Upon the completion of the IPO, the Company's authorized stock was as follows:

                   CLASS                    AUTHORIZED  PAR VALUE

               Common stock.................. 30,000,000 $ .001
               Preferred stock............... 10,000,000   .001

   Preferred stock may be issued from time to time by the Board of Directors of the Company, which is responsible for determining the voting, dividend, redemption, conversion and liquidation features of any preferred stock.

   The Company effected a reclassification of its equity in 1996 in connection with the IPO which resulted in the reclassification of each share of Class A Common Stock and Class B Common Stock of the Company into one share of Common stock, par value $.001 per share, of the Company.

                           CORNELL CORRECTIONS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   OPTIONS AND WARRANTS

   In May 1996, the Company adopted the 1996 Stock Option Plan ("1996 Plan"). Pursuant to the 1996 Plan, the Company may grant non-qualified and incentive stock options. The Compensation Committee of the Board of Directors is responsible for determining the exercise price and vesting terms for the options. Additionally, prior to the IPO, the Company made various grants of options and warrants to purchase the Company's common stock.

   The Company may grant options for up to 880,000 shares under the 1996 Plan. The Company has granted options on 673,358 shares through December 31, 1996. The 1996 Plan option exercise price can be no less than the stock's market price on the date of grant. The 1996 Plan options vest up to four years, and expire after seven to ten years.

   On July 8, 1996, the chairman of the board and the chief financial officer of the Company exercised options to purchase 137,110 and 82,750 shares of Class A Common Stock and Class B Common Stock at an aggregate price of $274,220 and $180,638, respectively. In connection with the exercise, each officer entered into a promissory note with the Company for the respective aggregate exercise amounts. The promissory notes bear interest at the applicable short-term federal rate as prescribed by Internal Revenue Service regulations, mature in four years, are full recourse and are collateralized by shares of common stock exercised.

   A summary of the status of the Company's stock option plan and other options and warrants at December 31, 1995 and 1996 and changes during the years then ended is presented in the table and narrative below:

                                                              1995                       1996
                                                       -------------------------   -----------------------
                                                                    WEIGHTED                     WEIGHTED
                                                                     AVERAGE                      AVERAGE
                                                                    EXERCISE                     EXERCISE
                                                        SHARES         PRICE         SHARES          PRICE
                                                       --------     ---------      ---------    ---------
    Outstanding at beginning of year.................    83,062      $   5.11        814,562    $    2.12
    Granted..........................................   732,500          1.78        776,469         5.24
    Exercised........................................    (1,000)         2.50       (512,922)        2.22
    Forfeited........................................        --            --             --           --
    Expired..........................................        --            --             --           --
                                                       --------                    ---------
    Outstanding at end of year.......................   814,562          2.12      1,078,109         4.32
                                                       ========                    =========

    Exercisable at end of year.......................   793,562          2.11        930,609         3.46

    Weighted average fair value of options granted...      $.55                        $4.10

   Of the 1,078,109 options outstanding at December 31, 1996, 948,109 options have exercise prices between $2.00 and $5.64, with a weighted average exercise price of $3.26 and a weighted average remaining contractual life of 7.3 years. The remaining 130,000 options have exercise prices of $12.00 and a weighted average remaining contractual life of 9.8 years.

                           CORNELL CORRECTIONS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   Had compensation cost for the stock option grants under the 1996 Plan and other stock options and warrants been determined under SFAS No. 123, the Company's net loss and loss per share would have been the following pro forma amounts (in thousands, except per share amounts):

                                                   YEAR ENDED DECEMBER 31,
                                                       1995        1996

            Net Loss:         As reported             $ (989)  $(2,379)
                              Pro Forma               (1,391)  (3,503)

            Loss per share:   As reported               (.25)    (.53)
                              Pro Forma                 (.35)    (.80)

   Because SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

   Under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the minimum value calculation prior to the IPO, and the Black-Scholes option pricing model subsequent to the IPO. The following weighted average assumptions were used for grants in 1995 and 1996, respectively: risk-free interest rates of 6.1% and 6.8%; dividend rates of $0 and $0; expected lives of 7.0 and 7.5 years; expected volatility of 32.5% since the Company's stock began trading in October 1996.

   The Black-Scholes option valuation model and other existing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferrable. In addition, option valuation models require the input of and are highly sensitive to subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

   TREASURY STOCK

    Effective November 1, 1995, the Company repurchased 555,000 shares of Class A Common Stock from a former officer of the Company ("Stock Repurchase"). The Stock Repurchase and related expenses were financed with borrowings under the 1995 Credit Facility. In connection with the Stock Repurchase, the Company issued options to purchase 555,000 shares of Class B Common Stock, each with an exercise price of $2.00 per share, to certain existing stockholders and to the lender under the 1995 Credit Facility. Also, in connection with the Stock Repurchase, the Company granted the lender under the 1995 Credit Facility the Put Agreement to require the Company to repurchase options to purchase 31,250 shares of Class B Common Stock for an aggregate price of $250,000 (i.e., $8.00 per share) upon the first to occur of (a) the closing of an initial public offering of shares of common equity of the Company, (b) the repayment by the Company of the Stock Repurchase Loan or (c) December 31, 1996. The Put Agreement, which was accrued in 1995, expired and was reversed in 1996.

                           CORNELL CORRECTIONS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. SUBSEQUENT EVENTS

   On January 31, 1997, the Company acquired the assets of Interventions, Co. ("Interventions"). The Company paid an aggregate purchase price of $6,003,000 comprised of $3,523,000 in cash, $2,250,000 for the repayment of Interventions' outstanding notes payable, and $230,000 of transaction costs. The Company financed the purchase with $2,000,000 of borrowings from the multiple-advance term loan facility under its 1996 Credit Facility and the remainder with cash. The acquisition is being treated as a purchase for accounting purposes.

   The operations acquired from Interventions include (i) a 300 bed residential pre-release correctional center in Dallas County, Texas, (ii) various non-residential aftercare treatment programs for an additional 170 probationers in Dallas, Texas, and (iii) a 44 bed juvenile residential transitional living center program in San Antonio, Texas. In addition, the Company acquired from Interventions the 72,000 square foot, 150 bed capacity facility in San Antonio in which the juvenile transitional living center is operated.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

   Items 10, 11, 12 and 13 of Part III have been omitted from this report because the Company will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement. The information required by Items 10, 11, 12 and 13 of this report, which will appear in the definitive proxy statement, is incorporated by reference into Part III of this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)   FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

         1. Financial statements and reports of Arthur Andersen LLP
               Reports of Independent Auditors
               Consolidated Balance Sheets - December 31, 1995 and 1996 Consolidated Statements of Operations for the years ended
                 December 31, 1994, 1995, and 1996
               Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1995 and 1996 Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995, and 1996
               Notes to Consolidated Financial Statements

         2. Financial statement schedules

               All schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

         3. Exhibits


EXHIBIT                                                                         INCORPORATED
  NO.                           DESCRIPTION                                     BY REFERENCE
--------------------------------------------------------------------------------------------
3.1     Restated Certificate of Incorporation of the Company.

3.2     Amended and Restated Bylaws of the Company.

4.1     Certificate representing Common Stock.                                      (1)

4.2     Registration Rights Agreement dated as of March 31, 1994, as amended,       (1)
        among the Company and the stockholders listed on the signature pages thereto.

9.1     Stock Transfer and Voting Agreement dated November 23, 1994 between         (1)
        David M. Cornell and Jane B. Cornell.

10.1    Cornell Corrections, Inc. 1996 Stock Option Plan.                           (1)

10.2    Employment Agreement dated as of March 31, 1994 between the Company         (1)
        and Marvin H. Wiebe.

10.3    Form of Indemnification Agreement between the Company and each of its       (1)
        directors and executive officers.

EXHIBIT                                                                         INCORPORATED
  NO.                           DESCRIPTION                                     BY REFERENCE
--------------------------------------------------------------------------------------------
10.4    Stockholders Agreement among certain stockholders named therein.

10.5    Contract between CCCI and the CDC (No. 92.401) for the Baker, California    (1)
        Facility dated June 25, 1992, as amended.

10.6    Professional Management Agreement between the Company and Central Falls     (1)
        Detention Facility Corporation dated July 15, 1992.

10.7    Operating Agreement by and between each of MidTex Detentions, Inc., the     (1)
        City of Big Spring, Texas ("Big Spring") and Cornell Corrections of
        Texas, Inc. ("CCTI") dated as of July 1, 1996 and related Assignment and
        Assumption of Operating Agreement.

10.8    Contract between CCCI and the CDC (No. R92.132) for the Live Oak,           (1)
        California Facility dated March 1, 1993, as amended.

10.9    Asset Purchase Agreement dated as of January 31, 1997 by and between        (2)
        Cornell Corrections of Texas, Inc. and Interventions, Co.

10.10   [Intentionally Omitted]

10.11   [Intentionally Omitted]

10.12   Contract between Texas Alcoholism Foundation, Inc. and the Texas            (1)
        Department of Criminal Justice, Parole Division for the Reid Facility
        dated January 31, 1996, as amended.

10.13   [Intentionally Omitted]

10.14   Form of Contract between CCCI and the Utah State Department of Human        (1)
        Services, Division of Youth Corrections for the Salt Lake City, Utah
        Juvenile Facility.

10.15   Asset Purchase Agreement among CCTI, Texas Alcoholism Foundation, Inc.      (1)
        and the Texas House Foundation, Inc. dated May 14, 1996.

10.16   Asset Purchase Agreement among CCTI, the Company, Ed Davenport, Johnny      (1)
        Rutherford and MidTex Detentions, Inc. dated May 22, 1996.

10.17   Lease Agreement between CCCI and Baker Housing Company dated August 1,      (1)
        1987 for the Baker, California facility.

10.18   Lease Agreement between CCCI and Sun Belt Properties dated as of May 23,    (1)
        1988, as amended for the Live Oak, California facility.

10.19   Lease Agreement between Big Spring and Ed Davenport dated as of July 1,     (1)
        1996 for the Interstate Unit and related Assignment and Assumption of
        Leases.

10.20   Secondary Sublease Agreement between Big Spring and Ed Davenport dated      (1)
        as of July 1, 1996 for the Airpark Unit and related Assignment and
        Assumption of Leases.

10.21   Secondary Sublease Agreement between Big Spring and Ed Davenport dated      (1)
        as of July 1, 1996 for the Flightline Unit and related Assignment and
        Assumption of Leases.

10.22   [Intentionally Omitted]

10.23   Amended and Restated Credit Agreement among the Company, subsidiaries of    (1)
        the Company, the lenders listed therein ("Lenders"), and ING, as agent to the Lenders, dated as of July 3, 1996.

10.24   Convertible Subordinated Promissory Note from the Company to ING dated      (1)
        as of July 3, 1996.

10.25   Put Agreement among the Company, Concord II, CEP II, and ING dated as of    (1)
        July 3, 1996.

10.26   Subordination Agreement among the Company and ING dated July 3, 1996.       (1)

10.27   Extension Agreement among the Company, Concord II, and CEP II dated as      (1)
        of July 3, 1996.

EXHIBIT                                                                         INCORPORATED
  NO.                           DESCRIPTION                                     BY REFERENCE
--------------------------------------------------------------------------------------------
10.28   Warrant Issuance Agreement between the Company and ING dated July 3,        (1)
        1996.

10.29   Stock Option Agreement between the Company and CEP II dated July 9,         (1)
        1996.

10.30   Warrant Issuance Agreement between the Company and ING dated March 14,      (1)
        1995.

10.31   Investors Agreement among the Company, ING and certain stockholders of      (1)
        the Company listed therein dated as of November 1, 1995.

10.32   Option Agreement between the Company and ING dated as of November 1,        (1)
        1995.

10.33   Form of Option Agreement between the Company and the Optionholder listed    (1)
        therein dated as of November 1, 1995.

11.1    Computation of Per Share Earnings.

21.1    Subsidiaries of the Company.

23.1    Consent of Arthur Andersen LLP.

24.1    Powers of Attorney.

27.1    Financial Data Schedule.

(1) Registration Statement on Form S-1 of the Company (Registration No. 333-08243).

(2) Current Report on Form 8-K of the Company dated January 31, 1997 (File No. 1-14472).

        (b)     REPORTS ON FORM 8-K

                  None.

                                    SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CORNELL CORRECTIONS, INC.


Dated:   March 28, 1997                       By: /S/ DAVID M. CORNELL
                                                      David M. Cornell
                                                      Chairman of the Board,
                                                      President  and Chief
                                                      Executive Officer


SIGNATURE                     TITLE                      DATE


/S/ DAVID M. CORNELL          Chairman of the Board, President    March 28, 1997
    David M. Cornell          and Chief Executive Officer
                              (Principal Executive Officer)


/S/ STEVEN W. LOGAN           Chief Financial Officer, Treasurer  March 28, 1997
    Steven W. Logan           and Secretary
                              (Principal Financial Officer and
                              Principal Accounting Officer)


/S/ RICHARD T. HENSHAW III*   Director                            March 28, 1997
    Richard T. Henshaw III


/S/ PETER A. LEIDEL*          Director                            March 28, 1997
    Peter A. Leidel


/S/ CAMPBELL A. GRIFFIN, JR.* Director                            March 28, 1997
    Campbell A. Griffin, Jr.


/S/ TUCKER TAYLOR*            Director                            March 28, 1997
    Tucker Taylor

* By:  DAVID M. CORNELL
       David M. Cornell
       Attorney-in-Fact