Form 10-Q
period 1997-03-31
CORNELL CORRECTIONS INC
filed 1997-05-15
CIK 1016152

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD __________ TO _______________

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

                                 Yes [X] No [_]

At April 30, 1997 Registrant had outstanding 6,858,384 shares of its Common
Stock.
================================================================================

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CORNELL CORRECTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    DECEMBER 31,     MARCH 31,
                                                        1996           1997
                                                    ------------   ------------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .....................  $      4,874   $        368
   Accounts receivable, net ......................         4,976          8,719
   Current portion of notes receivable ...........           211            453
   Deferred tax asset ............................           120            120
   Prepaids and other ............................         1,128          1,478
   Restricted assets .............................         1,124          1,225
                                                    ------------   ------------
      Total current assets .......................        12,433         12,363
PROPERTY AND EQUIPMENT, net ......................        26,074         30,927
OTHER ASSETS:
   Goodwill, net .................................         5,864          5,779
   Notes receivable, noncurrent ..................           620            555
   Deferred tax asset, noncurrent ................           488            488
   Deferred costs and other ......................         1,345          1,870
                                                    ------------   ------------
      Total assets ...............................  $     46,824   $     51,982
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities ......  $      4,403   $      5,794
   Current portion of long-term debt .............           283          3,401
                                                    ------------   ------------
      Total current liabilities ..................         4,686          9,195
LONG-TERM DEBT, net of current portion ...........           462            364
OTHER LONG-TERM LIABILITIES ......................           625            719

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value, 10,000,000
     shares authorized, none outstanding .........          --             --
   Common stock, $.001 par value, 30,000,000
     shares authorized, 7,320,398 and 7,321,648
     shares issued and outstanding, respectively .             7              7
   Additional paid-in capital ....................        47,562         47,715
   Stock option loans ............................          (455)          (455)
   Retained deficit ..............................        (3,710)        (3,210)
   Treasury stock (555,000 shares of common
     stock, at cost) .............................        (2,353)        (2,353)
                                                    ------------   ------------
      Total stockholders' equity .................        41,051         41,704
                                                    ------------   ------------
      Total liabilities and stockholders' equity .  $     46,824   $     51,982
                                                    ============   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                    ---------------------------
                                                        1996           1997
                                                    ------------   ------------
REVENUES:
  Occupancy fees .................................  $      5,083   $     13,120
  Other income ...................................           370             80
                                                    ------------   ------------
                                                           5,453         13,200
OPERATING EXPENSES ...............................         4,562         10,797
DEPRECIATION AND AMORTIZATION ....................           237            448
GENERAL AND ADMINISTRATIVE EXPENSES ..............           714          1,069
                                                    ------------   ------------
INCOME (LOSS) FROM OPERATIONS ....................           (60)           886
INTEREST EXPENSE .................................           229            106
INTEREST INCOME ..................................           (28)           (54)
                                                    ------------   ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES ..          (261)           834
PROVISION FOR INCOME TAXES .......................          --              334
                                                    ------------   ------------
NET INCOME (LOSS) ................................  $       (261)  $        500
                                                    ============   ============
INCOME (LOSS) PER SHARE ..........................  $       (.07)  $        .07
                                                    ============   ============
NUMBER OF SHARES USED IN PER SHARE CALCULATION ...         3,522          7,106
                                                    ============   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                                        1996           1997
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..............................  $       (261)  $        500
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities --
   Depreciation ..................................            74            185
   Amortization ..................................           163            264
   Change in assets and liabilities, net
     of effects from acquisition of business --
      Accounts receivable ........................           567         (2,411)
      Restricted assets ..........................           (18)          (101)
      Other assets ...............................          (355)          (845)
      Accounts payable and accrued liabilities ...          (395)           939
                                                    ------------   ------------
   Net cash used in operating activities .........          (225)        (1,469)
                                                    ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...........................          (387)          (616)
  Acquisition of business, less cash acquired ....          --           (5,594)
                                                    ------------   ------------
   Net cash used in investing activities .........          (387)        (6,210)
                                                    ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ...................         1,875          4,600
  Payments on long-term debt .....................        (1,021)        (1,580)
  Proceeds from exercise of stock options ........          --              153
                                                    ------------   ------------
   Net cash provided by financing activities .....           854          3,173
                                                    ------------   ------------
NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS ...................           242         (4,506)
CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD ......................           390          4,874
                                                    ------------   ------------
CASH AND CASH EQUIVALENTS AT
     END OF PERIOD ...............................  $        632   $        368
                                                    ============   ============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid ..................................  $        232   $        116
                                                    ============   ============
  Income taxes paid ..............................  $       --     $       --
                                                    ============   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2. ACQUISITIONS

   On January 31, 1997, the Company acquired the assets of Interventions Co. ("Interventions"). The Company paid an aggregate purchase price of $6,003,000 comprised of $3,523,000 in cash, $2,250,000 for the repayment of Interventions' outstanding notes payable, and $230,000 of transaction costs. The Company financed the purchase with $2,000,000 of borrowings from the multiple-advance term loan facility under its 1996 Credit Facility and the remainder with cash. The acquisition is being treated as a purchase for accounting purposes.

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

   The acquisition costs and the estimated fair market value of the assets acquired and liabilities assumed associated with the Interventions acquisitions are as follows (in thousands):

        Cash paid ........................................  $    5,773
        Transaction costs ................................         230
                                                            ----------
            Total purchase price .........................  $    6,003
                                                            ==========

        Net assets acquired --
           Cash ..........................................  $      409
           Receivables, net ..............................       1,509
           Other current assets ..........................          54
           Property and equipment ........................       4,577
           Accounts payable and accrued liabilities ......        (546)
                                                            ----------
            Total purchase price .........................  $    6,003
                                                            ==========

3. LONG-TERM DEBT

   As of March 31, 1997, the Company had borrowings outstanding under the 1996 Credit Facility of $3,100,000. Currently, the 1996 Credit Facility will mature and all amounts, if any, outstanding thereunder will be due on December 31, 1997. Although the Company intends to refinance any amounts due under the 1996 Credit Facility prior to its maturity, the amount due at March 31, 1997 has been classified as current portion of long-term debt pending such refinancing.

4. EARNINGS PER SHARE

   In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE ("SFAS No. 128"). SFAS No. 128 replaces Accounting Principles Board Opinion 15, EARNINGS PER SHARE, and simplifies the computation of earnings (loss) per share ("EPS") by replacing the presentation of primary EPS with basic EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. SFAS No. 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. Restatement of all prior period EPS data is required. Management of the Company believes that the adoption of SFAS No. 128 will not have a material effect on previously reported EPS.

5. SUBSEQUENT EVENT

   In May 1997, the Company entered into a letter of understanding to acquire substantially all of the assets of the privately held, not-for-profit Abraxas Group, Inc., based in Pittsburg, Pennsylvania. Abraxas, a nationally recognized leader in the treatment of juveniles, provides residential, educational and community based treatment services to over 1300 youths in Pennsylvania, Ohio, Delaware and the District of Columbia, generating approximately $30 to $35 million in annual revenues. Closing of the transaction is subject to various conditions, including completion of due diligence and receipt of required governmental and other consents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The Company provides to governmental agencies the integrated development, design, construction and operation of correctional and detention facilities. The following table sets forth the number of facilities and beds under contract or award at the end of the periods shown.


                                                      DECEMBER 31, MARCH 31,
                                                          1996        1997
                                                         -----   -----
         Contracts (1) ................................     24      31
         Facilities in operation ......................     18      23
         Design capacity of facilities in operation ...  3,142   4,046
         Beds under contract (end of period) ..........  3,254   4,813
         Contracted beds in operation (end of period) .  2,899   3,537
         Average occupancy based on contracted
           beds in operation (2) ......................   97.0%   94.7%

(1) Consists of facilities in operation, facilities under development and facilities for which awards have been obtained.

(2) For any applicable facilities, includes reduced occupancy during the start-up phase.

   During the first quarter of 1997, the Company has added the management of 1,726 beds through opening or contracting to open 3 new facilities (1,276 beds) and the acquisition of Interventions (450 beds). As of March 31, 1997, the Company had 31 contracts to operate 26 private correctional, detention and pre-release facilities with an aggregate design capacity of 5,303 beds. Of these facilities, 23 are currently in operation (4,046 beds), 2 are under development and 1 will commence operation by the Company on July 1, 1997. Both facilities under development are scheduled to commence operations during 1998.

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

                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                          ----------------
                                                            1996      1997
                                                          ------    ------
    Total revenues .....................................   100.0%    100.0%
    Operating expenses .................................    83.7      81.8
    Depreciation and amortization ......................     4.3       3.4
    General and administrative expenses ................    13.1       8.1
                                                          ------    ------
    Income (loss) from operations ......................    (1.1)      6.7
    Interest expense, net ..............................     3.7       0.4
                                                          ------    ------
    Income (loss) before provision for income taxes ....    (4.8)      6.3
    Provision for income taxes .........................     0.0       2.5
                                                          ------    ------
    Net income (loss) ..................................    (4.8)      3.8
                                                          ======    ======

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

   TOTAL REVENUES. Total revenues increased 142.0% to $13.2 million for the three months ended March 31, 1997 from $5.5 million for the three months ended March 31, 1996. The increase in occupancy fees of approximately $8.0 million was due principally to the acquisition of MidTex in July 1996, the acquisition of the Reid Center in May 1996, the acquisition of Interventions in January 1997, and the opening of two new juvenile facilities and one new pre-release center during the first quarter of 1997.

   OPERATING EXPENSES. Operating expenses increased 136.7% to $10.8 million for the three months ended March 31, 1997 from $4.6 million for the three months ended March 31, 1996. The increase in operating expenses was due principally to the acquisition of MidTex in July 1996, the acquisition of the Reid Center in May 1996, the acquisition of Interventions in January 1997, and the opening of two new juvenile facilities and one new pre-release center during the first quarter of 1997. As a percentage of revenues, operating expenses decreased to 81.8% from 83.7%.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by 89.0% to $448,000 for the three months ended March 31, 1997 from $237,000 for the three months ended March 31, 1996. The increase was due principally to the amortization of prepaid facility use costs of the Big Spring Facility acquired in July 1996, depreciation of the Reid Center acquired in May 1996 and the Griffin Juvenile Facility acquired in January 1997, and depreciation and amortization of deferred start-up costs of the three new facilities opened during the first quarter of 1997.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 50.0% to $1.1 million for the three months ended March 31, 1997 from $714,000 for the three months ended March 31, 1996. The increase in general and administrative expenses resulted from adding corporate and administrative personnel, including a new chief operating officer position, to manage the increased business of the Company, and from additional costs of administering the Company since the initial public offering in the fourth quarter of 1996. As a percentage of revenues, general and administrative expenses decreased to 8.1% from 13.1% due principally to spreading fixed costs over a larger revenue base.

   INTEREST. Interest expense, net of interest income, decreased to $52,000 for the three months ended March 31, 1997 from $201,000 for the three months ended March 31, 1996 due to lower outstanding borrowings under the Company's 1996 and 1995 Credit Facilities for the respective periods.

   INCOME TAXES. For the three months ended March 31, 1997, the Company recognized a provision for income taxes at an estimated effective rate of 40% compared to no provision for income taxes for the three months ended March 31, 1996 due to a taxable loss. The 40% effective income tax rate applied in 1997 does not factor in any future benefit from reversal of previously reserved deferred tax assets resulting from prior net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

   GENERAL. The Company's primary capital requirements are for working capital, start-up costs related to new operating contracts, furniture, fixtures and equipment, supply purchases, new facility renovations, acquisitions and new facility construction. Working capital requirements generally increase immediately prior to the Company commencing management of a new facility as the Company incurs start-up costs and purchases necessary equipment and supplies before facility management revenue (through occupancy fees) is realized. Some of the Company's management contracts have required the Company to make substantial initial expenditures of cash in connection with the opening or renovating of a facility. Substantially all these start-up expenditures are fully or partially recoverable as pass-through costs or are reimbursable from the contracting governmental agency over the term of the contract.

   CHANGES IN FINANCIAL POSITION. As of March 31, 1997, total assets had increased $5.2 million to $52.0 million since December 31, 1996. The increase related principally to the acquisition of Interventions in January 1997. The Company paid $6.0 million for Interventions' assets including the retirement of $2.3 million of pre-acquisition bank debt. The purchase price was paid with $2.0 million of borrowings from the multiple-advance term loan facility under the 1996 Credit Facility, and the remainder with cash.

   WORKING CAPITAL. The Company's working capital decreased to $3.2 million at March 31, 1997 from $7.7 million at December 31, 1996. This decrease was principally due to the use of cash to fund a portion of the Interventions acquisition and the current classification of $3.1 million of indebtedness outstanding under the 1996 Credit Facility, offset in part by increased receivables for newly opened facilities and due to timing of collections.

   EXISTING CREDIT FACILITIES. Under the 1996 Credit Facility, as amended, the Company has a $15.0 million credit facility comprised of a $5.0 million revolving credit facility for working capital purposes and a $10.0 million multiple-advance term loan facility available for new and expanded facilities costs. The Company intends to refinance amounts due under the 1996 Credit Facility prior to its maturity on December 31, 1997.

   CAPITAL EXPENDITURES. Capital expenditures for the three months ended March 31, 1997 were $616,000 and related to improvements and furniture and equipment at the newly opened facilities, normal replacement of furniture and equipment at various facilities, and additional furniture and equipment at the Corporate office.

   CASH USED IN OPERATING ACTIVITIES. The Company had net cash used in operating activities of $1.5 million for the three months ended March 31, 1997. Significant uses of operating cash during the period include start-up costs for facilities under development, and increased prepaid insurance and other items related to the additional acquired and newly opened facilities.

   Management of the Company believes that the cash flows generated from operations, together with the credit available under the 1996 Credit Facility, will provide sufficient liquidity to meet the Company's working capital requirements for the near term. It is not anticipated that the 1996 Credit Facility will provide sufficient financing to fund construction costs related to future institutional contract awards or significant future acquisitions. The Company anticipates obtaining separate sources of financing to fund such activities.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

            11.1  Statement Re: Computation of Per Share Earnings

            27    Financial Data Schedule

         b. Reports on Form 8-K

            Form 8-K of the Company dated February 13, 1997 reporting the acquisition of Interventions Co. on January 31, 1997. Amendment No. 1 to that Form 8-K with historical and pro forma financial information was filed on April 11, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CORNELL CORRECTIONS, INC.


Date: May 15, 1997             By: /s/ DAVID M. CORNELL
                                       DAVID M. CORNELL
                                       Chairman of the Board, President
                                       and Chief Executive Officer
                                       (Principal Executive Officer)

Date: May 15, 1997             By: /s/ STEVEN W. LOGAN
                                       STEVEN W. LOGAN
                                       Chief Financial Officer, Treasurer
                                       and Secretary
                                       (Principal Financial Officer)