Form 10-Q
period 1997-06-30
CORNELL CORRECTIONS INC
filed 1997-08-14
CIK 1016152

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes [X] No [_]

At July 31, 1997 Registrant had outstanding 6,858,384 shares of its Common
Stock.

================================================================================

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CORNELL CORRECTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      DECEMBER 31,    JUNE 30,
                                                          1996          1997
                                                       ----------    ----------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .......................   $    4,874    $    1,579
   Accounts receivable, net ........................        4,976         8,383
   Current portion of notes receivable .............          211           403
   Prepaids and other ..............................        1,248         1,337
   Restricted assets ...............................        1,124         1,331
                                                       ----------    ----------
      Total current assets .........................       12,433        13,033
PROPERTY AND EQUIPMENT, net ........................       26,074        31,743
OTHER ASSETS:
   Goodwill, net ...................................        5,864         5,694
   Notes receivable, noncurrent ....................          620           501
   Deferred tax asset, noncurrent ..................          488           488
   Deferred costs and other ........................        1,345         1,823
                                                       ----------    ----------
      Total assets .................................   $   46,824    $   53,282
                                                       ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities ........   $    4,403    $    5,432
   Current portion of long-term debt ...............          283         2,283
                                                       ----------    ----------
      Total current liabilities ....................        4,686         7,715
LONG-TERM DEBT, net of current portion .............          462           309
OTHER LONG-TERM LIABILITIES ........................          625         2,721

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value, 10,000,000
     shares authorized, none outstanding ...........         --            --
   Common stock, $.001 par value, 30,000,000 shares
     authorized, 7,320,398 and 7,413,384 shares
     issued and outstanding, respectively ..........            7             7
   Additional paid-in capital ......................       47,562        47,753
   Stock option loans ..............................         (455)         (455)
   Retained deficit ................................       (3,710)       (2,415)
   Treasury stock (555,000 shares of common
     stock, at cost) ...............................       (2,353)       (2,353)
                                                       ----------    ----------
      Total stockholders' equity ...................       41,051        42,537
                                                       ----------    ----------
      Total liabilities and stockholders' equity ...   $   46,824    $   53,282
                                                       ==========    ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                              JUNE 30,                    JUNE 30,
                                      ------------------------    ------------------------
                                         1996          1997          1996          1997
                                      ----------    ----------    ----------    ----------
REVENUES:
  Occupancy fees ..................   $    5,884    $   14,766    $   10,967    $   27,886
  Other income ....................         --              74           370           155
                                      ----------    ----------    ----------    ----------
                                           5,884        14,840        11,337        28,041
OPERATING EXPENSES ................        4,900        11,759         9,461        22,556
DEPRECIATION AND AMORTIZATION .....          273           671           510         1,120
GENERAL AND ADMINISTRATIVE EXPENSES          914         1,149         1,629         2,218
                                      ----------    ----------    ----------    ----------

INCOME (LOSS) FROM OPERATIONS .....         (203)        1,261          (263)        2,147
INTEREST EXPENSE ..................          268           102           498           209
INTEREST INCOME ...................          (23)          (31)          (51)          (86)
                                      ----------    ----------    ----------    ----------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES ....................         (448)        1,190          (710)        2,024
PROVISION FOR INCOME TAXES ........         --             395          --             729
                                      ----------    ----------    ----------    ----------
NET INCOME (LOSS) .................   $     (448)   $      795    $     (710)   $    1,295
                                      ==========    ==========    ==========    ==========

INCOME (LOSS) PER SHARE ...........   $     (.13)   $      .11    $     (.20)   $      .18
                                      ==========    ==========    ==========    ==========

NUMBER OF SHARES USED IN PER SHARE
  CALCULATION .....................        3,523         7,171         3,523         7,139
                                      ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                             1996        1997
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ....................................   $   (710)   $  1,295
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities --
   Depreciation ........................................        185         395
   Amortization ........................................        325         725
   Change in assets and liabilities, net of
     effects from acquisition of businesses --
      Accounts receivable ..............................       (472)     (1,971)
      Restricted assets ................................        (41)       (207)
      Other assets .....................................       (282)       (760)
      Accounts payable and accrued liabilities .........         43         559
      Other liabilities ................................       --         2,020
                                                           --------    --------
   Net cash provided by (used in) operating activities .       (952)      2,056
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .................................       (467)     (1,795)
  Acquisition of businesses, less cash acquired ........     (4,251)     (5,594)
                                                           --------    --------
   Net cash used in investing activities ...............     (4,718)     (7,389)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt .........................      9,520       9,000
  Payments on long-term debt ...........................     (3,301)     (7,153)
  Proceeds from exercise of stock options ..............       --           191
  Proceeds from issuance of common stock ...............         24        --
  Direct costs related to issuance of common stock .....       (407)       --
                                                           --------    --------
   Net cash provided by financing activities ...........      5,836       2,038
                                                           --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...        166      (3,295)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......        390       4,874
                                                           --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............   $    556    $  1,579
                                                           ========    ========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid (net of interest capitalized) ..........   $    460    $    294
                                                           ========    ========
  Income taxes paid ....................................   $   --      $    412
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

   The acquisition costs and the estimated fair market value of the assets acquired and liabilities assumed associated with the Interventions acquisitions are as follows (in thousands):

        Cash paid ..............................................       $  5,773
        Transaction costs ......................................            230
                                                                       --------
            Total purchase price ...............................       $  6,003
                                                                       ========

        Net assets acquired --
           Cash ................................................       $    409
           Receivables, net ....................................          1,509
           Other current assets ................................             54
           Property and equipment ..............................          4,577
           Accounts payable and accrued liabilities ............           (546)
                                                                       --------
            Total purchase price ...............................       $  6,003
                                                                       ========

   In May 1997, the Company entered into a letter of understanding to acquire substantially all of the assets of the privately held, not-for-profit Abraxas Group, Inc., based in Pittsburgh, Pennsylvania. Abraxas, a nationally recognized leader in the treatment of juveniles, provides residential, educational and community based treatment services to over 1,300 youths in Pennsylvania, Ohio, Delaware and the District of Columbia, generating approximately $30 to $35 million in annual revenues. Closing of the transaction is subject to various conditions, including completion of due diligence and receipt of required governmental and other consents.

3. LONG-TERM DEBT

   As of June 30, 1997, the Company had borrowings outstanding under the 1996 Credit Facility of $2,000,000. Currently, the 1996 Credit Facility will mature and all amounts, if any, outstanding thereunder will be due on December 31, 1997. Although the Company intends to refinance any amounts due under the 1996 Credit Facility prior to its maturity, the amount due at June 30, 1997 has been classified as current portion of long-term debt pending such refinancing.

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


                                                        DECEMBER 31,  JUNE 30,
                                                            1996        1997
                                                          --------    --------
        Contracts (1) .................................         24          33
        Facilities in operation .......................         16          21
        Design capacity of facilities in operation ....      3,142       4,046
        Beds under contract (end of period) ...........      3,254       5,367
        Contracted beds in operation (end of period) ..      2,899       3,541
        Average occupancy based on contracted
          beds in operation(2) ........................       97.0%       96.4%

(1) Consists of facilities in operation, facilities under development and facilities for which awards have been obtained.
(2) For any applicable facilities, includes reduced occupancy during the start-up phase.

   During the first half of 1997, the Company has added the management of 2,095 beds through opening or contracting to open 3 new facilities (1,645 beds) and the acquisition of Interventions (450 beds). As of June 30, 1997, the Company had 33 contracts to operate 24 private correctional, detention and pre-release facilities with an aggregate design capacity of 5,872 beds. Of these facilities, 21 are currently in operation (4,046 beds), 2 are under development and 1 commenced operation by the Company on July 1, 1997. Both facilities under development are scheduled to commence operations during 1998.

   The Company derives substantially all its revenues from operating correctional, detention and pre-release facilities for federal and state governmental agencies in the United States. Revenues for operation of correctional, detention and pre-release facilities are generally recognized on a per diem rate based upon the number of occupant days for the period.

   The Company's operating expenses consist primarily of facility personnel costs, lease expense, insurance, utilities, food, medical services, supplies and clothing. Depreciation and amortization includes amortization of prepaid facility use costs pertaining to the Big Spring Facility, amortization of intangible assets including goodwill, amortization of facility start-up costs, and depreciation of buildings and other property and equipment. General and administrative expenses consists primarily of salaries and related overhead of the Company's corporate and administrative personnel who provide senior management, accounting, finance, personnel and other services, and costs of developing new contracts.

RESULTS OF OPERATIONS

   The following table sets forth for the periods indicated the percentages of total revenue represented by certain items in the Company's consolidated statement of operations.

                                            THREE MONTHS          SIX MONTHS
                                           ENDED JUNE 30,       ENDED JUNE 30,
                                         -----------------    -----------------
                                          1996       1997      1996       1997
                                         ------     ------    ------     ------
Total revenues .......................    100.0%     100.0%    100.0%     100.0%
Operating expenses ...................     83.3       79.2      83.5       80.4
Depreciation and amortization ........      4.7        4.6       4.5        4.0
General and administrative expenses ..     15.5        7.7      14.3        7.9
                                         ------     ------    ------     ------
Income (loss) from operations ........     (3.5)       8.5      (2.3)       7.7
Interest expense, net ................      4.1        0.5       4.0        0.5
                                         ------     ------    ------     ------
Income (loss) before provision
  for income taxes ...................     (7.6)       8.0      (6.3)       7.2
Provision for income taxes ...........      0.0        2.6       0.0        2.6
                                         ------     ------    ------     ------
Net income (loss) ....................     (7.6)       5.4      (6.3)       4.6
                                         ======     ======    ======     ======

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

   TOTAL REVENUES. Total revenues increased 152.2% to $14.8 million for the three months ended June 30, 1997 from $5.9 million for the three months ended June 30, 1996. The increase in revenues of approximately $8.9 million was due principally to the acquisition of MidTex in July 1996, the acquisition of the Reid Center in May 1996, the acquisition of Interventions in January 1997, and the opening of two new juvenile facilities and one new pre-release center during the first quarter of 1997.

   OPERATING EXPENSES. Operating expenses increased 140.0% to $11.8 million for the three months ended June 30, 1997 from $4.9 million for the three months ended June 30, 1996. The increase in operating expenses was due principally to the acquisition of MidTex in July 1996, the acquisition of the Reid Center in May 1996, the acquisition of Interventions in January 1997, and the opening of two new juvenile facilities and one new pre-release center during the first quarter of 1997. As a percentage of revenues, operating expenses decreased to 79.2% from 83.3%. The decrease in operating expenses as a percentage of revenues is principally due to higher operating margins at the Big Spring Facility which was acquired in July 1996 and improved occupancy of certain facilities as compared to the prior year period.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 145.8% to $671,000 for the three months ended June 30, 1997 from $273,000 for the three months ended June 30, 1996. The increase was due principally to the amortization of prepaid facility use costs of the Big Spring Facility acquired in July 1996, depreciation of the Reid Center acquired in May 1996 and the Griffin Juvenile Facility acquired in January 1997, and depreciation and amortization of deferred start-up costs of the three new facilities opened during the first quarter of 1997. In addition, amortization costs include approximately $187,000 to expense start-up costs related to the non-renewal of a 120 bed juvenile contract as of June 30, 1997.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 25.7% to $1.1 million for the three months ended June 30, 1997 from $914,000 for the three months ended June 30, 1996. The increase in general and administrative expenses resulted from adding corporate and administrative personnel, including a new chief operating officer position, to manage the increased business of the Company, and from additional costs of administering the Company since the initial public offering in the fourth quarter of 1996. As a percentage of revenues general and administrative expenses decreased to 7.7% from 15.5% due principally to spreading fixed costs over a larger revenue base.

   INTEREST. Interest expense, net of interest income, decreased to $71,000 for the three months ended June 30, 1997 from $245,000 for the three months ended June 30, 1996. The decrease in net interest expense was principally due to lower outstanding borrowings under the Company's 1996 and 1995 Credit Facilities for the respective periods.

   INCOME TAXES. For the three months ended June 30, 1997, the Company recognized a provision for income taxes at an estimated effective rate of 33% compared to no provision for income taxes for the three months ended June 30, 1996 due to a taxable loss. The effective income tax rate applied in 1997 includes a benefit for the reversal of previously reserved deferred tax assets resulting from prior net operating losses which are expected to be utilized in 1997.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

   TOTAL REVENUES. Total revenues increased by 147.3% to $28.0 million for the six months ended June 30, 1997 from $11.3 million for the six months ended June 30, 1996. The increase in revenues of $16.7 million was due principally to the acquisition of MidTex in July 1996, the acquisition of the Reid Center in May 1996, the acquisition of Interventions in January 1997, and the opening of two new juvenile facilities and one new pre-release center during the first quarter of 1997.

   OPERATING EXPENSES. Operating expenses increased by 138.4% to $22.6 million for the six months ended June 30, 1997 from $9.5 million for the six months ended June 30, 1996. The increase in operating expenses was due principally to the acquisition of MidTex in July 1996, the acquisition of the Reid Center in May 1996, the acquisition of Interventions in January 1997, and the opening of two new juvenile facilities and one new pre-release center during the first quarter of 1997. As a percentage of revenues, operating expenses decreased to 80.4% from 83.5%. The decrease in operating expenses as a percentage of revenues is principally due to higher operating margins at the Big Spring Facility which was acquired in July 1996 and improved occupancy of certain facilities as compared to the prior year period.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 119.6% to $1.1 million for the six months ended June 30, 1997 from $510,000 for the six months ended June 30, 1996. The increase was due principally to the amortization of prepaid facility use costs of the Big Spring Facility acquired in July 1996, depreciation of the Reid Center acquired in May 1996 and the Griffin Juvenile Facility acquired in January 1997, and depreciation and amortization of deferred start-up costs of the three new facilities opened during the first quarter of 1997. In addition, amortization costs include approximately $187,000 to expense start-up costs related to the non-renewal of a contract as of June 30, 1997.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 36.2% to $2.2 million for the six months ended June 30, 1997 from $1.6 million for the six months ended June 30, 1996. The increase in general and administrative expenses resulted from adding corporate and administrative personnel, including a new chief operating officer position, to manage the increased business of the Company, and from additional costs of administering the Company since the initial public offering in the fourth quarter of 1996. As a percentage of revenues general and administrative expenses decreased to 7.9% from 14.4% due principally to spreading fixed costs over a larger revenue base.

   INTEREST. Interest expense, net of interest income, decreased to $123,000 for the six months ended June 30, 1997 from $447,000 for the six months ended June 30, 1996. The decrease in net interest expense was principally due to lower outstanding borrowings under the Company's 1996 and 1995 Credit Facilities for the respective periods.

   INCOME TAXES. For the six months ended June 30, 1997, the Company recognized a provision for income taxes at an estimated effective annual rate of 36% compared to no provision for income taxes for the six months ended June 30, 1997 due to a taxable loss. The effective income tax rate applied in 1997 includes a benefit for the reversal of previously reserved deferred tax assets resulting from prior net operating losses which are expected to be utilized in 1997.

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

   CHANGES IN FINANCIAL POSITION. As of June 30, 1997, total assets had increased $6.5 million to $53.3 million since December 31, 1996. The increase related principally to the acquisition of Interventions in January 1997. The Company paid $6.0 million for Interventions' assets including the retirement of $2.3 million of pre-acquisition bank debt. The purchase price was paid with $2.0 million of borrowings from the 1996 Credit Facility and the remainder with cash.

   WORKING CAPITAL. The Company's working capital decreased to $5.3 million at June 30, 1997 from $7.7 million at December 31, 1996. This decrease was principally due to the use of cash to fund a portion of the Interventions acquisition in January 1997 and the classification of $2.0 million of indebtedness outstanding under the 1996 Credit Facility as current at June 30, 1997. Increases to working capital include increased receivables resulting from newly opened facilities and the timing of certain collections, and a $2.0 million cash advance from the State of Georgia for the construction and development of the newly awarded 500 bed contract in Charlton County, Georgia.

   CASH PROVIDED BY OPERATING ACTIVITIES. The Company had net cash provided by operating activities of $2.1 million for the six months ended June 30, 1997. Significant sources of cash include $2.4 million of net income plus depreciation and amortization and a $2.0 million advance from the State of Georgia for the construction and development of the newly awarded Charlton County contract. This advance will be applied to future per diem billings to the State of Georgia once the facility begins operating. Significant uses of operating cash during the period include increased accounts receivable and start-up costs for facilities under development, and increased prepaid insurance and other items related to the additional acquired and newly opened facilities.

   CAPITAL EXPENDITURES. Capital expenditures for the six months ended June 30, 1997 were $1.8 million and related to construction-in-progress for the Big Spring Facility's 516 bed expansion unit and for the 500 bed Charlton County, Georgia facility, improvements and furniture and equipment at the newly opened facilities and normal replacement of furniture and equipment at various facilities.

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

   Management of the Company believes that the cash flows generated from operations, together with the credit available under the 1996 Credit Facility, will provide sufficient liquidity to meet the Company's working capital requirements for the near term. To the extent that the 1996 Credit Facility does not provide sufficient financing to fund construction costs related to institutional contract awards or significant future acquisitions, the Company anticipates obtaining separate sources of financing to fund such activities.

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

                                 CORNELL CORRECTIONS, INC.


Date: August 14, 1997            By:  /S/ DAVID M. CORNELL
                                 DAVID M. CORNELL
                                 Chairman of the Board, President
                                 and Chief Executive Officer
                                 (Principal Executive Officer)


Date: August 14, 1997            By:  /S/ STEVEN W. LOGAN
                                 STEVEN W. LOGAN
                                 Chief Financial Officer, Treasurer
                                 and Secretary
                                 (Principal Financial Officer)