Form 10-Q/A
period 1997-06-30
CORNELL CORRECTIONS INC
filed 1997-09-30
CIK 1016152

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

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


                                                        DECEMBER 31,  JUNE 30,
                                                            1996        1997
                                                          --------    --------
        Contracts (1) .................................         24          33
        Facilities in operation .......................         16          21
        Design capacity of facilities in operation ....      3,142       4,046
        Beds under contract (end of period) ...........      3,254       5,367
        Contracted beds in operation (end of period) ..      2,899       3,541
        Average occupancy based on contracted
          beds in operation(2) ........................       97.0%       96.4%
------------
(1) Consists of facilities in operation, facilities under development and facilities for which awards have been obtained.
(2) For any applicable facilities, includes reduced occupancy during the start-up phase.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On May 20, 1997, the Company held its 1997 Annual Meeting of Stockholders. The matters voted on at the meeting and the results thereof are as follows:

A. Election of Directors.

   Stockholders elected the persons listed below as directors whose terms expire at the 1998 Annual Meeting of Stockholders. Results by nominee were:

                                                                      Authority
                                                   Voted For           Withheld
                                                   ----------         ----------
David M. Cornell .........................          5,269,081              4,058
Campbell A. Griffin, Jr. .................          5,269,081              4,058
Richard T. Henshaw, III ..................          5,269,381              3,758
Peter A. Leidel ..........................          5,265,881              7,258
Tucker Taylor ............................          5,265,881              7,258

B. Ratification of Appointment of Independent Public Accountants.

   Stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 1997, with 5,270,189 shares voted for, 1,450 shares voted against and 1,500 abstentions.


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

                                 CORNELL CORRECTIONS, INC.


Date: September 30, 1997         By:  /s/ DAVID M. CORNELL
                                 DAVID M. CORNELL
                                 Chairman of the Board, President
                                 and Chief Executive Officer
                                 (Principal Executive Officer)


Date: September 30, 1997         By:  /s/ STEVEN W. LOGAN
                                 STEVEN W. LOGAN
                                 Chief Financial Officer, Treasurer
                                 and Secretary
                                 (Principal Financial Officer)