Form 10-Q
period 1997-09-30
CORNELL CORRECTIONS INC
filed 1997-11-14
CIK 1016152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

                               Yes [X]  No [ ]

At October 31, 1997 Registrant had outstanding 9,390,904 shares of its Common Stock.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CORNELL CORRECTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     DECEMBER 31,  SEPTEMBER 30,
                                                         1996          1997
                                                       -------       -------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .............................   $  4,874    $  2,534
   Accounts receivable, net ..............................      4,976      18,923
   Current portion of notes receivable ...................        211         362
   Prepaids and other ....................................      1,248       1,664
   Restricted assets .....................................      1,124       1,481
                                                             --------    --------
      Total current assets ...............................     12,433      24,964
PROPERTY AND EQUIPMENT, net ..............................     26,074      46,012
OTHER ASSETS:
   Intangibles, net ......................................      5,864       6,204
   Notes receivable, noncurrent ..........................        620         448
   Deferred tax asset, noncurrent ........................        488         488
   Deferred costs and other ..............................      1,345       2,205
                                                             --------    --------
      Total assets .......................................   $ 46,824    $ 80,321
                                                             ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities ..............   $  4,403    $ 14,985
   Current portion of long-term debt .....................        283         290
                                                             --------    --------
      Total current liabilities ..........................      4,686      15,275
LONG-TERM DEBT, net of current portion ...................        462      18,198
OTHER LONG-TERM LIABILITIES ..............................        625       3,241

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value,
     10,000,000 shares authorized,
     none outstanding ....................................       --          --
   Common stock, $.001 par value,
     30,000,000 shares authorized, 7,320,398
     and 7,460,404 shares issued and outstanding,
     respectively ........................................          7           7
   Additional paid-in capital ............................     47,562      47,921
   Stock option loans ....................................       (455)       (455)
   Retained deficit ......................................     (3,710)     (1,513)
   Treasury stock (555,000 shares of
     common stock, at cost) ..............................     (2,353)     (2,353)
                                                             --------    --------
      Total stockholders' equity .........................     41,051      43,607
                                                             --------    --------
      Total liabilities and stockholders' equity .........   $ 46,824    $ 80,321
                                                             ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          THREE MONTHS ENDED  NINE MONTHS ENDED
                                             SEPTEMBER 30,      SEPTEMBER 30,
                                            ---------------   ---------------
                                             1996     1997     1996     1997
                                            ------   ------   ------   ------
REVENUES.................................. $10,608  $18,013  $21,945  $46,053
OPERATING EXPENSES........................   8,537   14,752   17,998   37,308
DEPRECIATION AND AMORTIZATION.............     425      506      935    1,625
GENERAL AND ADMINISTRATIVE EXPENSES.......   1,759    1,235    3,388    3,453
                                            ------   ------   ------   ------

INCOME (LOSS) FROM OPERATIONS.............    (113)   1,520     (376)   3,667
INTEREST EXPENSE..........................   2,163      147    2,661      356
INTEREST INCOME...........................     (36)     (36)     (87)    (122)
                                            ------   ------   ------   ------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES............................  (2,240)   1,409   (2,950)   3,433
PROVISION FOR INCOME TAXES................      --      507       --    1,236
                                            ------   ------   ------   ------
NET INCOME (LOSS).........................  $(2,240) $  902   $(2,950) $2,197
                                            =======  ======   =======  ======

INCOME (LOSS) PER SHARE...................  $ (.63)  $  .12   $ (.87)  $  .31
                                            ======   ======   ======   ======

NUMBER OF SHARES USED IN PER SHARE
  CALCULATION.............................   3,574    7,328    3,383    7,202
                                            ======   ======   ======   ======

The accompanying notes are an integral part of these consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                         1996        1997
                                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ................................................   $ (2,950)   $  2,197
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities --
   Depreciation ....................................................        311         618
   Amortization ....................................................        624       1,007
   Non-cash stock-based compensation and financing charges .........      1,596        --
   Change in assets and liabilities, net of effects from acquisition of businesses --
      Accounts receivable ..........................................         29      (3,734)
      Restricted assets ............................................       (131)       (357)
      Other assets .................................................       (598)     (1,346)
      Accounts payable and accrued liabilities .....................       (279)      4,911
      Other liabilities ............................................       --         2,000
                                                                       --------    --------
   Net cash provided by (used in) operating activities .............     (1,398)      5,296
                                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .............................................       (687)     (3,399)
  Acquisition of businesses, less cash acquired ....................    (25,174)    (22,263)
                                                                       --------    --------
   Net cash used in investing activities ...........................    (25,861)    (25,662)
                                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt .....................................     30,856      28,000
  Payments on long-term debt .......................................     (3,301)    (10,257)
  Proceeds from exercise of stock options and warrants .............       --           283
  Proceeds from issuance of common stock ...........................        279        --
  Direct costs related to issuance of common stock .................       (602)       --
                                                                       --------    --------
   Net cash provided by financing activities .......................     27,232      18,026
                                                                       --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..........................        (27)     (2,340)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................        390       4,874
                                                                       --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................   $    363    $  2,534
                                                                       ========    ========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid (net of interest capitalized) ......................   $    970    $    391
                                                                       ========    ========
  Income taxes paid ................................................   $   --      $    416
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

2. ACQUISITIONS

   On January 31, 1997, the Company acquired the assets of Interventions Co. ("Interventions"). The Company paid an aggregate purchase price of $6,003,000 comprised of $3,523,000 in cash, $2,250,000 for the repayment of Interventions' outstanding notes payable, and $230,000 of transaction costs. The Company financed the purchase with $2,000,000 of borrowings from the multiple-advance term loan facility under its 1996 Credit Facility and the remainder with cash. The operations acquired from Interventions include (i) a 300 bed residential pre-release correctional center in Dallas County, Texas, (ii) various non-residential aftercare treatment programs for an additional 170 probationers in Dallas, Texas, and (iii) a 44 bed juvenile residential transitional living center program in San Antonio, Texas. In addition, the Company acquired from Interventions the 72,000 square foot, 150 bed capacity facility in San Antonio in which the juvenile transitional living center program is operated.

   On September 9, 1997, the Company acquired substantially all of the assets of Abraxas Group, Inc. ("Abraxas"), a privately held, not-for-profit company based in Pittsburgh, Pennsylvania. Abraxas, a nationally recognized leader in the treatment of juveniles, provides residential, educational and community based treatment services to over 1,400 youths in Pennsylvania, Ohio, Delaware and the District of Columbia. The Company paid an aggregate purchase price of $19,192,000 comprised of $17,917,000 in cash, $600,000 for a non-compete agreement with the president of Abraxas and $675,000 of transaction and other costs. The Company financed the purchase with borrowings from its revolving line of credit under its 1997 Credit Facility (see note 3).

   The acquisition costs and the estimated fair market value of the assets acquired and liabilities assumed associated with the above mentioned acquisitions are as follows (in thousands):

                                                         INTERVENTIONS   ABRAXAS
                                                            -------      -------
Net assets acquired --
   Cash ...............................................     $   409      $   482
   Receivables, net ...................................       1,509        9,100
   Other current assets ...............................          54          154
   Property and equipment .............................       4,577       12,174
   Intangible assets ..................................        --            600
   Other non-current assets ...........................        --              5
   Accounts payable and accrued liabilities(546) ......      (3,323)
                                                            -------      -------
    Total purchase price ..............................     $ 6,003      $19,192
                                                            =======      =======

   Both the Interventions and Abraxas acquisitions have been accounted for as purchases; therefore, the accompanying statements of operations reflect the results of operations since their respective acquisition dates.

   The unaudited consolidated results of operations on a pro forma basis as though the 1996 acquisitions of MidTex and Reid Center and the 1997 acquisitions of Interventions and Abraxas had occurred as of the beginning of the Company's 1996 fiscal year are as follows (amounts in thousands, except per share data):


                                NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                      --------------------------
                                                        1996               1997
                                                      --------           -------
Total revenues .............................          $ 61,021           $69,121
Net income (loss) ..........................            (2,499)            2,834
Earnings (loss) per share ..................              (.74)              .39

3. LONG-TERM DEBT

   On September 9, 1997, the Company entered into a new $60 million revolving line of credit (the "1997 Credit Facility"), which matures in 2003 and bears interest at rates ranging from LIBOR plus 1.75% to 2.5% or prime at the Company's option. The 1997 Credit Facility is secured by substantially all of the Company's assets, and requires the Company to meet various financial covenants. Commitment fees of .375% are assessed on the unused portion of the line of credit. As of September 30, 1997, the Company had borrowings of $18.0 million outstanding under the 1997 Credit Facility.

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

5. SUBSEQUENT EVENT

   On October 17, 1997, the Company completed an offering of its common stock. Net proceeds to the Company from the sale of the 2,250,000 newly issued shares were approximately $41.2 million. The Company used a portion of the proceeds to repay borrowings under the 1997 Credit Facility, and will use the remainder for future acquisitions and working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The Company provides integrated facility development, design, construction and operational services to governmental agencies within three areas of operational focus: (i) secure institutional correctional and detention services;
(ii) pre-release correctional services and (iii) juvenile correctional and detention services. The following table sets forth the number of facilities, offender capacity and beds under contract or award at the end of the periods shown.


                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                        1996           1997
                                                    ------------   -------------

Facilities in operation (1) .........................      16            39
Total offender capacity:
 Residential ........................................   3,349         6,172
 Non-residential community based ....................    --             900
   Total ............................................   3,349         7,072
Beds under contract (end of period)(3) ..............   3,101         5,747
Contracted beds in operation (end of period)(3) .....   2,866         4,161
Average occupancy based on
  contracted beds in operation(2)(3) ................    97.2%         97.5%

(1) As of September 30, 1997, the Company has 39 facilities in operation and contracts to operate two additional facilities under development. Of the 41 facilities, 11 are non-residential community-based facilities.

(2) For any applicable facilities, includes reduced occupancy during the start-up phase.

(3)   Does not include the offender capacity from non-residential programs.

   The Company derives substantially all its revenues from operating correctional, detention and pre-release facilities for federal, state and local governmental agencies in the United States. Revenues for operation of correctional, detention and pre-release facilities are generally recognized on a per diem rate based upon the number of occupant days for the period.

   The Company's operating expenses consist primarily of facility personnel costs and related employment taxes and costs, lease expense, insurance, utilities, food, medical services, supplies and clothing. Depreciation and amortization includes amortization of prepaid facility use costs pertaining to the Big Spring Complex, amortization of intangible assets including goodwill, amortization of facility start-up costs, and depreciation of buildings and other property and equipment. General and administrative expenses consist primarily of salaries and related overhead of the Company's corporate and administrative personnel who provide senior management, accounting, finance, personnel, information systems and other services, and costs of developing new contracts.

RESULTS OF OPERATIONS

   The following table sets forth for the periods indicated the percentages of total revenue represented by certain items in the Company's consolidated statement of operations.

                                                              THREE MONTHS       NINE MONTHS
                                                          ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                                            1996      1997      1996      1997
                                                            -----     -----    -----     -----
Total revenues ..........................................   100.0%    100.0%   100.0%    100.0%
Operating expenses ......................................    80.5      81.9     82.0      81.0
Depreciation and amortization ...........................     4.0       2.8      4.3       3.5
General and administrative expenses .....................    16.6       6.9     15.4       7.5
                                                            -----     -----    -----     -----
Income (loss) from operations ...........................    (1.1)      8.4     (1.7)      8.0
Interest expense, net ...................................    20.0       0.6     11.7       0.5
                                                            -----     -----    -----     -----
Income (loss) before provision for income taxes .........   (21.1)      7.8    (13.4)      7.5
Provision for income taxes ..............................     0.0       2.8      0.0       2.7
                                                            -----     -----    -----     -----
Net income (loss) .......................................   (21.1)      5.0    (13.4)      4.8
                                                            =====     =====    =====     =====

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

   REVENUES. Revenues increased 69.8% to $18.0 million for the three months ended September 30, 1997 from $10.6 million for the three months ended September 30, 1996. The increase in revenues of approximately $7.4 million was due principally to the September 1997 acquisition of Abraxas and the January 1997 acquisition of Interventions. Additionally, the Company opened a 75 bed pre-release facility in Durham, North Carolina and a 160 bed juvenile detention facility in Salt Lake City, Utah in February 1997, and assumed the operation of a 240 bed adult and juvenile detention facility in Santa Fe, New Mexico in July 1997.

   OPERATING EXPENSES. Operating expenses increased 72.8% to $14.8 million for the three months ended September 30, 1997 from $8.5 million for the three months ended September 30, 1996. The increase in operating expenses was due principally to the September 1997 acquisition of Abraxas and the January 1997 acquisition of Interventions as well as the opening of two new facilities in February 1997 and the assumption of the Santa Fe, New Mexico contract in July 1997. As a percentage of revenues, operating expenses increased to 81.9% from 80.5%. The increase in operating expenses as a percentage of revenues is principally a result of lower operating margins at the Santa Fe facility and Abraxas. The Company's operating margins fluctuate depending on the relative mix of operating contracts among the Company's three areas of operational focus and their respective occupancies.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 19.1% to $506,000 for the three months ended September 30, 1997 from $425,000 for the three months ended September 30, 1996. The increase was due principally to the depreciation of the Griffin Juvenile Facility and related assets acquired in the January 1997 acquisition of Interventions, depreciation and amortization of assets acquired in the September 1997 Abraxas acquisition and depreciation and amortization of deferred start-up costs for the three new facilities which began operations during the first nine months of 1997.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 29.8% to $1.2 million for the three months ended September 30, 1997 from $1.8 million for the three months ended September 30, 1996. General and administrative expenses for the three months ended September 30, 1996 included a non-recurring, non-cash charge of $870,000 in connection with options to purchase shares of common stock granted in July 1996 to certain officers of the Company. Excluding the non-recurring charge, general and administrative expenses increased $346,000 or 39.3% as a result of adding corporate and administrative personnel, including a new chief operating officer position, to manage the increased business of the Company, and from additional costs of administering the Company since the initial public offering in the fourth quarter of 1996. As a percentage of revenues, excluding the non-recurring charge, general and administrative expenses decreased to 6.9% from 8.4% due principally to spreading fixed costs over a larger revenue base.

   INTEREST. Interest expense, net of interest income, decreased to $111,000 for the three months ended September 30, 1997 from $2.1 million for the three months ended September 30, 1996. The decrease in net interest expense was principally due to the $1.3 million non-recurring charge in the third quarter of 1996 to expense deferred financing costs associated with the early retirement of significant portions of the 1996 Credit Facility using the proceeds of the initial public offering in October 1996 ("IPO"). Excluding the non-recurring charge, interest expense decreased approximately $689,000, or 86.1%, as a result of lower outstanding borrowings under the 1997 and 1996 Credit Facilities for the respective periods.

   INCOME TAXES. For the three months ended September 30, 1997, the Company recognized a provision for income taxes at an estimated effective rate of 36% compared to no provision for income taxes for the three months ended September 30, 1996 due to a taxable loss. The effective income tax rate applied in 1997 includes a benefit for the reversal of previously reserved deferred tax assets resulting from prior net operating losses which are expected to be utilized in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

   REVENUES. Revenues increased by 109.9% to $46.1 million for the nine months ended September 30, 1997 from $21.9 million for the nine months ended September 30, 1996. The increase in revenues of $24.1 million was due principally to the acquisition of MidTex in July 1996, the acquisition of the Reid Center in May 1996, the acquisition of Interventions in January 1997 and the acquisition of Abraxas in September 1997. Additionally, the Company opened a 75 bed pre-release facility in Durham, North Carolina and a 160 bed juvenile detention facility in Salt Lake City, Utah in February 1997, and assumed the operation of a 240 bed adult and juvenile detention facility in Santa Fe, New Mexico in July 1997.

   OPERATING EXPENSES. Operating expenses increased by 107.3% to $37.3 million for the nine months ended September 30, 1997 from $18.0 million for the nine months ended September 30, 1996. The increase in operating expenses was due principally to the acquisition of MidTex in July 1996, the acquisition of the Reid Center in May 1996, the acquisition of Interventions in January 1997 and the acquisition of Abraxas in September 1997. Additionally, the Company opened two new facilities in February 1997 and assumed the operations of the Santa Fe, New Mexico contract in July 1997. As a percentage of revenues, operating expenses decreased to 81.0% from 82.0%. The decrease in operating expenses as a percentage of revenues is principally due to higher operating margins at the Big Spring Complex which was acquired in July 1996 and improved occupancy of certain facilities as compared to the prior year period. The Company's operating margins fluctuate depending on the relative mix of operating contracts among the Company's three areas of operational focus and their respective occupancies.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 73.8% to $1.6 million for the nine months ended September 30, 1997 from $935,000 for the nine months ended September 30, 1996. The increase was due principally to the amortization of prepaid facility use costs of the Big Spring Complex acquired in July 1996, depreciation of the Reid Center acquired in May 1996 and the Griffin Juvenile Facility acquired in January 1997, depreciation of assets acquired from Abraxas in September 1997 and depreciation and amortization of deferred start-up costs of the three new facilities which commenced operation during the first nine months of 1997. In addition, amortization costs for the nine months ended September 30, 1997 include approximately $187,000 to expense start-up costs related to the non-renewal of a contract as of June 30, 1997.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 1.9% to $3.5 million for the nine months ended September 30, 1997 from $3.4 million for the nine months ended September 30, 1996. General and administrative expenses for the nine months ended September 30, 1996 include a $870,000 non-recurring, non-cash charge in connection with options to purchase shares of common stock granted in July 1996 to certain officers of the Company. Excluding the non-recurring charge, general and administrative expenses increased $935,000, or 37.1%, as a result of adding corporate and administrative personnel, including a new chief operating officer position, to manage the increased business of the Company, and from additional costs of administering the Company since the initial public offering in the fourth quarter of 1996. As a percentage of revenues, excluding the non-recurring charge, general and administrative expenses decreased to 7.5% from 11.5% due principally to spreading fixed costs over a larger revenue base.

   INTEREST. Interest expense, net of interest income, decreased to $234,000 for the nine months ended September 30, 1997 from $2.6 million for the nine months ended September 30, 1996. Interest expense for the nine months ended September 30, 1996 included a $1.3 million non-recurring charge in the third quarter of 1996 to expense deferred financing costs associated with the early retirement of significant portions of the 1996 Credit Facility using proceeds of the IPO. Excluding the non-recurring charge, net interest expense decreased approximately $1.1 million as a result of lower outstanding borrowings under the Company's 1997 and 1996 Credit Facilities for the respective periods.

   INCOME TAXES. For the nine months ended September 30, 1997, the Company recognized a provision for income taxes at an estimated effective annual rate of 36% compared to no provision for income taxes for the nine months ended September 30, 1997 due to a taxable loss. The effective income tax rate applied in 1997 includes a benefit for the reversal of previously reserved deferred tax assets resulting from prior net operating losses which are expected to be utilized in 1997.

LIQUIDITY AND CAPITAL RESOURCES

   GENERAL. The Company's primary capital requirements are for working capital, start-up costs related to new operating contracts, furniture, fixtures and equipment, supply purchases, new facility renovations, acquisitions and new facility construction. Working capital requirements generally increase immediately prior to the Company commencing management of a new facility as the Company incurs start-up costs and purchases necessary equipment and supplies before facility management revenue (through occupancy fees) is realized. Some of the Company's management contracts have required and will require the Company to make substantial initial expenditures of cash in connection with the opening or renovating of a facility. Substantially all these start-up expenditures are fully or partially recoverable as pass-through costs or are reimbursable from the contracting governmental agency over the term of the contract.

   WORKING CAPITAL. The Company's working capital increased to $9.7 million at September 30, 1997 from $7.7 million at December 31, 1996. Increases to working capital include a $2.0 million cash advance from the State of Georgia for the construction and development of the newly awarded 550 bed contract in Charlton County, Georgia. This advance will be applied to future per diem billings to the State of Georgia once the facility begins operating.

   CASH PROVIDED BY OPERATING ACTIVITIES. The Company had net cash provided by operating activities of $5.3 million for the nine months ended September 30, 1997. Significant sources of cash include $3.8 million of net income plus depreciation and amortization, the $2.0 million advance from the State of Georgia for the

Charlton County contract, and increases in accounts payable and accrued liabilities. Significant uses of operating cash during the period include increased accounts receivable and start-up costs for facilities under development, and increased prepaid insurance and other items related to the additional acquired and newly opened facilities.

   CAPITAL EXPENDITURES. Capital expenditures for the nine months ended September 30, 1997 were $3.4 million and related to construction-in-progress for the 516 bed expansion of the Big Spring Complex and the 550 bed Charlton County Facility, improvements and furniture and equipment at the newly opened facilities and normal replacement of furniture and equipment at various facilities. The Company anticipates expending an additional $26.0 million through 1998 to complete the Big Spring Complex expansion and the development of the Charlton County Facility, and is currently seeking to obtain additional long-term project financing in the amount of approximately $25.0 million for these capital expenditures.

   EXISTING CREDIT FACILITIES. Under the 1997 Credit Facility, the Company has a $60.0 million revolving line of credit, the availability of which is determined by the Company's projected pro forma cash flow. The 1997 Credit Facility matures in 2003 and bears interest at rates ranging from LIBOR plus 1.75% to 2.50%.

   1997 EQUITY OFFERING. On October 17, the Company completed an offering of its common stock (the "1997 Offering"). Net proceeds to the Company from the sale of the 2,250,000 newly issued shares were approximately $41.2 million. The Company used a portion of the proceeds to repay borrowings under the 1997 Credit Facility, and intends to use the remainder for potential future acquisitions and working capital.

   Management of the Company believes that the cash flows anticipated to be generated from operations, together with the credit available under the 1997 Credit Facility and the net proceeds of the 1997 Offering, will provide sufficient liquidity for its foreseeable needs. The Company anticipates it will need to obtain separate additional sources of financing for significant acquisitions and construction costs related to future secure institutional contract awards.

INFLATION

   Management of the Company believes that inflation has not had a material effect on the Company's results of operations during the past three years. However, most of the Company's facility management contracts provide for payments to the Company of either fixed per diem fees or per diem fees that increase by only small amounts during the terms of the contracts. Inflation could substantially increase the Company's personnel costs (the largest component of facility management expense) or other operating expenses at rates faster than any increases in revenues.

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

         none.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

            11.1  Statement Re: Computation of Per Share Earnings

            27    Financial Data Schedule

         b. Reports on Form 8-K

            On September 22, 1997, the Company filed a report on Form 8-K dated September 9, 1997 reporting the acquisition of Abraxas Group, Inc. Amendment No. 1 to that Form 8-K with historical and pro forma financial information was filed on November 10, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CORNELL CORRECTIONS, INC.


Date: November 14, 1997                  By:  /S/ DAVID M. CORNELL
                                              --------------------
                                              DAVID M. CORNELL
                                              Chairman of the Board, President
                                              and Chief Executive Officer
                                              (Principal Executive Officer)

Date: November 14, 1997                  By:  /S/ STEVEN W. LOGAN
                                              -------------------
                                              STEVEN W. LOGAN
                                              Chief Financial Officer, Treasurer
                                              and Secretary
                                              (Principal Financial Officer)

                           Cornell Corrections, Inc.
                Statement Re: Computation of Per Share Earnings
                    (in thousands except per share amounts)


                                                                 Three Months Ended    Nine Months Ended
                                                                     September 30,        September 30,
                                                                 ------------------    ------------------
                                                                   1996       1997       1996       1997
                                                                 -------    -------    -------    -------
Net income (loss) ............................................   $(2,240)   $   902    $(2,950)   $ 2,197
                                                                 =======    =======    =======    =======
Shares used in computing earnings (loss) per share:
   Weighted average common shares and common share equivalents     3,479      7,450      3,288      7,390

   Less treasury shares ......................................      (555)      (555)      (555)      (555)

   Effect of shares issuable under stock options
     and warrants based on the treasury stock method .........       650        433        650        367
                                                                 -------    -------    -------    -------
                                                                   3,574      7,328      3,383      7,202
                                                                 =======    =======    =======    =======

 Earnings (loss) per share ...................................   $ (0.63)   $  0.12    $ (0.87)   $  0.31
                                                                 =======    =======    =======    =======