Form 10-K
period 1997-12-31
CORNELL CORRECTIONS INC
filed 1998-03-09
CIK 1016152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1997

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

   At February 27, 1998, Registrant had outstanding 9,390,904 shares of its common stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $173,639,000 based on the closing price of $21.00 per share as reported on the American Stock Exchange. For purposes of the foregoing calculation, all directors and officers of the Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or officers is an affiliate.

                       Documents Incorporated by Reference

Portions of the Proxy Statement for 1997 Annual Meeting of Stockholders.Part III

                                     PART I

ITEM 1.       BUSINESS

     Cornell Corrections, Inc. (the "Company") is one of the leading providers of privatized correctional, detention and pre-release services in the United States based on total offender capacity. The Company is the successor to entities that began developing secure institutional correctional and detention facilities in 1984, pre-release facilities in 1977 and juvenile facilities in 1973. The Company has significantly expanded its operations through acquisitions and internal growth and is currently operating or developing facilities in 11 states and the District of Columbia. As of December 31, 1997, the Company had contracts to operate 41 facilities with a total offender capacity of 7,072. The Company's residential facilities have a total design capacity of 6,172 beds, with 28 facilities currently in operation (4,586 beds), two facilities under development (1,070 beds) and an existing facility under expansion (516 beds).

     As of February 27, 1998, the Company has contracts to operate 41 facilities with a total offender capacity of 7,965. The increase in total offender capacity from December 31, 1997 includes (i) the purchase of the Great Plains Correctional Facility, an existing 812 bed medium security prison located in Hinton, Oklahoma, (ii) a newly awarded contract to operate a secure residential treatment unit in South Mountain, Pennsylvania with a capacity to serve 52 juveniles and (iii) a 56 bed expansion of a pre-release center in Houston, Texas. A decrease in offender capacity of 27 beds resulted from the expiration of a pre-release center contract which was not renewed.

     The Company provides integrated facility development, design, construction and operational services to governmental agencies within three areas of operational focus: (i) secure institutional correctional and detention services;
(ii) pre-release correctional services and (iii) juvenile correctional and detention services. See "Business -- Facility Design, Construction and Finance." Secure institutional correctional and detention services primarily consist of the operation of secure adult incarceration facilities. Pre-release correctional services primarily consist of providing pre-release and halfway house programs for adult offenders who are either on probation or serving the last three to six months of their sentences on parole and preparing for re-entry into society at large. Juvenile correctional and detention services primarily consist of providing residential treatment and educational programs and non-residential community-based programs to juvenile offenders between the ages of 10 and 17 who have either been adjudicated or suffer from behavioral problems. At the adult facilities it operates, the Company generally provides maximum and medium security incarceration and minimum security residential services, institutional food services, certain transportation services, general education programs (such as high school equivalency and English as a second language programs), health care (including medical, dental and psychiatric services), work and recreational programs and chemical dependency and substance abuse programs. Additional services provided in the Company's pre-release facilities typically include life skills and employment training and job placement assistance. Juvenile services provided by the Company include counseling, wilderness, medical and accredited educational programs tailored to meet the special needs of juveniles. The Company derives substantially all its revenues from operating correctional, detention and pre-release facilities for federal, state and local governmental agencies in the United States. Of the facilities operated or currently under development by the Company, 11 are owned, 26 are leased and four are operated through other arrangements. See "Business -- Properties."

HISTORY OF ACQUISITIONS

     Since 1994, the Company has completed six acquisitions. In January 1998, the Company purchased the Great Plains Correctional Facility ("Great Plains"), an existing 812 bed medium security prison located in Hinton, Oklahoma for $43.0 million plus transaction costs of approximately $750,000. The prison is currently operated pursuant to a one-year contract with nine one-year renewal options between the Oklahoma Department of Corrections and the Hinton Economic Development Authority ("HEDA"); HEDA in turn currently subcontracts the daily operations of the prison to another operator. The Company immediately began the transition from the current operator and will assume complete operation of Great Plains on or before July 5, 1998. The Company has a 30-year operating contract with four five-year renewals with HEDA. The purchase included an additional 20 adjacent acres of land for potential future expansion of the facility.

     In September 1997, the Company acquired substantially all of the assets of The Abraxas Group, Inc. and four related entitles (collectively, "Abraxas"), a juvenile operator of seven residential facilities and 11 non-residential community-based programs, serving an aggregate capacity of approximately 1,400 juvenile offenders. The aggregate purchase price for the acquisition was approximately $19.2 million. Founded in 1973, the 24 years of operating history and approximately 750 employees of Abraxas add a significant depth of juvenile management expertise and a vast network of relationships within the corrections industry. Abraxas has received national recognition, including multiple "Pennsylvania Residential Program of the Year" awards, and has been a featured program for the Ohio governor's crime summit. Following consummation of the acquisition, approximately 750 employees of Abraxas became employees of the Company.

     In January 1997, the Company acquired substantially all of the assets of Interventions Co. ("Interventions") for an aggregate purchase price of $6.0 million. The acquisition included the operation of a 300 bed adult residential pre-release facility in Dallas, Texas and a 150 bed capacity residential transitional living center for juveniles in San Antonio, Texas. Following the consummation of the acquisition, approximately 160 employees of Interventions became employees of the Company.

     In July 1996, the Company acquired substantially all the assets of MidTex Detentions, Inc. ("MidTex"), the operator of secure institutional facilities in Big Spring, Texas (the "Big Spring Complex"), for an aggregate purchase price of approximately $23.2 million. The City of Big Spring has an Intergovernmental Agreement (the "IGA") with the Federal Bureau of Prisons ("FBOP") to house up to 1,352 offenders at the Big Spring Complex, and as part of the acquisition, MidTex assigned to the Company its rights under an operating agreement with the City of Big Spring (the "Big Spring Operating Agreement") to manage the Big Spring Complex. The Big Spring Operating Agreement has a base term of 20 years from the closing of the acquisition and three five-year renewal options at the discretion of the Company. The IGA has an indefinite term, although it may be terminated or modified by the FBOP upon 90 days written notice. Following consummation of the MidTex acquisition, approximately 250 employees of the City of Big Spring and MidTex became employees of the Company.

     In May 1996, the Company acquired a 310 bed pre-release facility located in Houston, Texas (the "Reid Center"), for approximately $2.0 million. Included in the acquisition were the Reid Center facility property and buildings, the equipment, inventory and supplies used in the operation of the Reid Center facility and the assignment of the Reid Center's contract with the Texas Department of Criminal Justice ("TDCJ"). Following the consummation of the acquisition, approximately 100 employees of the Reid Center became employees of the Company.

     In March 1994, the Company acquired Eclectic Communications, Inc. ("Eclectic"), the operator of 11 privatized secure institutional and pre-release facilities in California with an aggregate design capacity of 979 beds. Consideration for the acquisition of Eclectic was $10.0 million, consisting of $6.0 million in cash, $3.3 million of subordinated indebtedness and $0.7 million of other long-term obligations.

INDUSTRY AND MARKET

     In the United States, there is a growing trend toward privatization of government services and functions, including correctional and detention services, as governments of all types face continuing pressure to control costs and improve the quality of services. According to the Private Adult Correctional Facility Census dated March 15, 1997 ("1996 Facility Census"), the design capacity of privately managed adult secure institutional correctional and detention facilities in operation or under construction worldwide increased from 10,973 beds at December 31, 1989 to 85,201 beds at December 31, 1996, a compound annual growth rate of 34%. In addition, the design capacity of privately managed adult secure institutional correctional and detention facilities increased 34% in the last year.

     The United States leads the world in private prison management contracts. The 1996 Facility Census reports that at December 31, 1996, there were private adult secure institutional correctional and detention facilities in operation or under construction in 25 states, the District of Columbia and Puerto Rico. According to reports issued by the United States Department of Justice, Bureau of Justice Statistics (the "BJS"), the number of adult offenders housed in United States federal and state prison facilities and in local jails increased from 744,208 at December 31, 1985 to 1,725,842 at June 30, 1997. Management believes that the increase in the demand for privatized adult secure institutional correctional and detention facilities is also a result, in large part, of the general shortage of beds available in United States adult secure institutional correctional and detention facilities.

     Industry reports also indicate that adult offenders convicted of violent crimes generally serve only one-third of their sentence, with the majority of them being repeat offenders. Accordingly, there is a perceived public demand for, among other things, longer prison sentences, as well as prison terms for juvenile offenders, resulting in even more overcrowding in United States correctional and detention facilities. Finally, numerous courts and other government entities in the United States have mandated that additional services offered to offenders be expanded and living conditions be improved. Many governments do not have the readily available resources to make the changes necessary to meet such mandates.

     Similar to the adult secure institutional correctional and detention industry, the area of pre-release correctional services has experienced substantial growth. The pre-release area is primarily comprised of individuals that have been granted parole or sentenced to probation. Probationers (individuals sentenced for an offense without incarceration) and parolees (individuals released prior to the completion of their sentence) are typically placed in pre-release settings. These individuals typically spend three to six months in halfway houses until they are prepared to re-enter society.

     According to the BJS, the number of parolees increased from 220,438 at December 31, 1980 to 690,159 at December 31, 1994, a compound annual growth rate of 8.5%. During the same period, the number of individuals on probation increased from 1.1 million to approximately 3.0 million, a compound annual growth rate of 7.4%. The probation and parole populations represent approximately 71% of the total number of adults under correctional supervision in the United States. The pre-release correctional services industry is extremely fragmented with several thousand providers across the country, most of which are small and operate in a specified geographic area.

     The juvenile corrections industry has also expanded rapidly in recent years as the need for services for at-risk and adjudicated youth has risen. According to the Criminal Justice Institute, the population in the juvenile correctional system, both residential and non-residential community-based, has increased from 62,268 youths at January 1, 1988 to 102,582 youths at January 1, 1995, a compound annual growth rate of 7.4%. In 1994, there were approximately 2.7 million juvenile arrests and 5.4 million youths in special education programs. The juvenile corrections industry is also fragmented with several thousand providers across the country, most of which are small and operate in a specific geographic area.

AREAS OF OPERATIONAL FOCUS

     SECURE INSTITUTIONAL. At December 31, 1997, the Company operated or had contracts to operate six facilities (3,882 beds) that provide secure institutional correctional and detention services for incarcerated adults. These facilities consisted of: (i) the 1,868 bed Big Spring Complex (which includes the 516 bed expansion expected to be completed during the second quarter of
1998), a minimum to medium security facility operated primarily for the FBOP;
(ii) the 302 bed Wyatt Facility, a medium to maximum security facility operated primarily for the United States Marshal Services (the "USMS") in Central Falls, Rhode Island; (iii) two minimum security facilities with a total design capacity of 558 beds in California operated for the California Department of Corrections (the "CDC"); (iv) the Santa Fe County Detention Center, a contracted 604 bed adult jail scheduled to be completed during the second quarter of 1998 (which is currently being operated with 200 adult beds within an existing 240 bed facility) to be operated for Santa Fe County and (v) the 550 bed Charlton County Facility, a minimum to medium security facility, scheduled to be completed during the third quarter of 1998, to be operated for the State of Georgia.

     The Company operates the Big Spring Complex pursuant to the Big Spring Operating Agreement between the Company and the City of Big Spring. The City of Big Spring in turn is a party to the IGA with the FBOP for an indefinite term with respect to the facilities. The Immigration and Naturalization Service (the "INS") and the USMS also use the Big Spring Complex. Offenders include detainees held by the INS, adjudicated offenders held by the INS who will be deported after serving their sentences and adjudicated offenders held for the FBOP. The Big Spring Complex is equipped with an interactive satellite link to INS courtroom facilities and judges, which allows for processing of a high volume of INS detainees, while reducing the time, effort and expense incurred in transporting offenders to offsite courtrooms.

     The Wyatt Facility in Central Falls opened in 1993 and houses primarily federal offenders awaiting adjudication under federal criminal charges.

     The Leo Chesney Correctional Facility (for females) and the Baker Correctional Facility (for males) are both in California and house primarily offenders sentenced by the State of California, most of whom are non-violent offenders with sentences of up to two years.

     The Santa Fe County Detention Center currently consists of a 240 bed detention facility, with approximately 200 adult and 40 juvenile beds. The adult population will be moved into a 604 bed adult detention facility upon the completion of its construction during the second quarter of 1998. The Santa Fe County Detention Center houses offenders from Santa Fe County and various surrounding counties.

     The Charlton County Facility is scheduled to open during the third quarter of 1998. The Company was awarded a 500 bed contract in June 1997, which was later expanded by an additional 50 beds. The Charlton County Facility will house offenders from the State of Georgia.

     Under its contracts, the Company provides a variety of programs and services at its secure institutional facilities, including secure incarceration services, institutional food services, certain transportation services, general education programs (such as high school equivalency and English as a second language programs), work and recreational programs and chemical dependency and substance abuse programs.

     PRE-RELEASE. At December 31, 1997, the Company operated or had contracts to operate 14 facilities (with an aggregate design capacity of 1,324 beds) that provide pre-release correctional services. Of these facilities, six are operated primarily for the FBOP, five are operated primarily for the CDC, one is operated for the TDCJ, one is operated for the North Carolina Department of Corrections (the "NCDC") and one is operated for Dallas County, Texas. Most residents of these facilities are or will be serving the last three to six months of their sentences and preparing for re-entry into society at large.

     At its pre-release facilities, the Company typically provides minimum security residential services, institutional food services, general education programs, life skills and employment training, job placement assistance and chemical dependency and substance abuse counseling. About 20% of the offenders at the FBOP pre-release facilities in California, Utah and Texas are on home confinement; monitoring is primarily done by required check-ins and by unscheduled visits to places of residence and employment.

     JUVENILE SERVICES. The Company offers programs to meet the multiple needs of troubled juveniles and operated or had contracts to operate 10 residential facilities and 11 non-residential community-based facilities serving an aggregate capacity of 1,866 youths as of December 31, 1997. Juvenile correctional and detention services primarily consist of treatment programs for offenders that are designed to lead to rehabilitation while providing public safety and holding offenders accountable for their decisions and behavior. The Company operates primarily within a restorative justice model. The basic philosophy is that merely serving time in an institution does not relieve juvenile offenders of the obligation to repay their victims and that incarceration alone does not compensate for the societal impact of crimes. The use of a balanced approach gives equal emphasis to accountability, competency development and community protection.

     The 160 bed Salt Lake Valley Detention Center includes an interactive satellite link to juvenile courtroom facilities and judges, which allows for processing of a high number of juvenile detainees, while reducing the time, effort and expense incurred in transporting detainees to offsite courtrooms.

     The Santa Fe County Detention Center is a contracted 156 bed juvenile detention facility scheduled to be completed during the fourth quarter of 1998 (which is currently being operated for 40 offenders within an existing 240 bed facility).

     The Griffin Juvenile Facility is a 150 bed capacity transitional living center for juveniles located in San Antonio, Texas. The Company currently has a 44 bed contract for the housing of adjudicated and certain homeless non-adjudicated juveniles.

     In September 1997, the Company acquired substantially all the assets of Abraxas, a nationally recognized provider of juvenile services which began operations in 1973. The operations of Abraxas add a significant depth of juvenile management and program expertise to the Company's existing juvenile operations. The Abraxas operations include the operation of seven residential facilities and 11 non-residential community-based programs, serving an aggregate capacity of approximately 1,400 juvenile offenders in Pennsylvania, Ohio, Delaware and the District of Columbia. The operations of Abraxas are now conducted through Abraxas Group, Inc., a wholly-owned subsidiary of the Company.

     The seven residential and 11 non-residential community-based facilities of Abraxas provide multiple programs including education, individual and group counseling, social skills training, physical training, community service, substance abuse treatment and wilderness challenges. The educational schools within Abraxas are accredited, whereby graduating juveniles are eligible to receive a full high school diploma as an alternative to the traditional General Educational Development ("G.E.D.") certificate.

     The three largest facilities operated by Abraxas include: (i) the A-1 program ("A-1"); (ii) the Leadership Development Program (the "LDP") and (iii) Abraxas of Ohio. In the acquisition, the Company acquired A-1's property comprised of approximately 16 buildings situated on approximately 100 acres with an aggregate design capacity of 191 beds. Located in the Allegheny National Forest, A-1 operates as an open residential facility for the treatment of delinquent and/or dependent males who have substance abuse problems and/or are involved in the sale of a controlled substance. A-1 also operates a licensed school which offers a full range of educational services and interscholastic sports programs. While at A-1, juvenile offenders may earn a high school diploma, pursue vocational tracks or receive G.E.D. instruction and testing. The LDP is leased by the Company with property located on approximately 3.5 acres in South Mountain, Pennsylvania. The LDP is a 15-week residential treatment program with a wilderness component. The LDP includes group counseling, substance abuse treatment and licensed educational programs. The Company also acquired Abraxas of Ohio's facility located on approximately 80 acres in north central Ohio. This residential program offers a comprehensive substance abuse treatment and education program for males. Individuals participate in intensive group curriculum which includes a wide variety of topics such as: stages of denial, self-help tools for recovery, goal setting, values, beliefs and morals, relapse process and prevention and sex education. Individuals may earn a high school diploma, pursue vocational tracks or receive G.E.D. instruction and testing.

     The non-residential community-based programs of Abraxas transition juvenile offenders from residential placement back to their home communities. Abraxas provides in-home counseling and intensive case management services while integrating an array of community resources into a comprehensive plan. This dual role of service provider and intermediary serves to bridge the gap between residential facilities and the community. The Company utilizes therapists and consulting psychologists in its multi-level treatment programs.

     The Company intends to pursue additional contract awards to provide juvenile detention and correctional services, and to continue to increase its number of contracts for specialized rehabilitation programs and services for juvenile offenders such as wilderness programs and secure education and training centers.

FACILITIES

     As of December 31, 1997, the Company operated 39 facilities and had been awarded contracts to operate two additional facilities that are currently under construction. In addition to providing management services, the Company has been involved in the development, design and/or construction of many of these facilities. The facilities currently under development are the Charlton County Facility, which is scheduled to commence operations during the third quarter of 1998, and the Santa Fe County Adult Detention Center scheduled to open during the second quarter of 1998. The following table summarizes certain additional information with respect to contracts and facilities under operation by the Company as of December 31, 1997:

                                                     PRINCIPAL
                                                     CONTRACTING    TOTAL         INITIAL   COMMENCEMENT
                                                     GOVERNMENT    OFFENDER       CONTRACT   OF CURRENT        TERM        RENEWAL
    FACILITY NAME AND LOCATION                         AGENCY      CAPACITY(1)     DATE(2)    CONTRACT       (YEARS)(3)   OPTION(4)
                                                      ---------    ---------      ---------   ---------      ---------    ---------
SECURE INSTITUTIONAL CORRECTIONAL
  AND DETENTION FACILITIES:

Baker Correctional Facility ........................         CDC         288           1987        7/97          1 1/2         None
   Baker, California (5)
Big Spring Complex .................................     FBOP(6)       1,868(7)          (6)         (6)            (6)          (6)
   Big Spring, Texas
Charlton County Facility ...........................    State of         550           1998        9/98              1         Nine
   Charlton County, Georgia                              Georgia                                                           One-Year
Leo Chesney Correctional Facility ..................         CDC         270           1988        4/93          6 1/2         None
   Live Oak, California (5)
Santa Fe County Adult Detention Center .............    Santa Fe         604           1997        7/97              3          Two
   Santa Fe, New Mexico (8)                               County                                                           One-Year
Wyatt Facility .....................................     USMS(9)         302           1992       11/93              5          One
   Central Falls, Rhode Island (5)                     Five-Year

PRE-RELEASE FACILITIES:

Dallas County Judicial Center ......................      Dallas         300           1991        9/97              1         None
   Wilmer, Texas                                          County
Durham Center ......................................        NCDC          75           1996       12/96          4 1/2          One
   Durham, North Carolina                              Five-Year
El Monte Center ....................................        FBOP          52           1993       10/97              1         Four
   El Monte, California (5)                             One-Year
Indiana Street Center ..............................         CDC          96           1990        7/94              6         None
   San Francisco, California (5)
Inglewood Men's Center .............................         CDC          53           1982        7/94              4         None
   Inglewood, California (5)
Inglewood Women's Center ...........................         CDC          27           1984        7/92            (10)        None
   Inglewood, California (5)
Leidel Community Correctional Center ...............        FBOP          94           1996        1/96              3          Two
   Houston, Texas                                       One-Year
Marvin Gardens Center ..............................         CDC          42           1981        7/94              4         None
   Los Angeles, California (5)
Oakland Center .....................................    FBOP(11)          61           1981        9/93            (12)         (12)
   Oakland, California (5)
Reid Community Correctional Center .................        TDCJ         310           1996        1/96            (13)         (13)
   Houston, Texas
Salt Lake City Center ..............................    FBOP(11)          58           1995       12/95              2        Three
   Salt Lake City, Utah                                 One-Year
San Diego Center ...................................        FBOP          50           1984       11/95              2        Three
   San Diego, California (5)                            One-Year
Santa Barbara Center ...............................     CDC(14)          25           1977        7/94              4         None
   Santa Barbara, California (5)
Taylor Street Center ...............................    FBOP(15)          81           1984        2/96              2        Three
   San Francisco, California (5)                        One Year

                       (TABLE CONTINUED ON FOLLOWING PAGE)

                                                     PRINCIPAL
                                                     CONTRACTING    TOTAL         INITIAL   COMMENCEMENT
                                                     GOVERNMENT    OFFENDER       CONTRACT   OF CURRENT        TERM        RENEWAL
    FACILITY NAME AND LOCATION                         AGENCY      CAPACITY(1)     DATE(2)    CONTRACT       (YEARS)(3)   OPTION(4)
                                                      ---------    ---------      ---------   ---------      ---------    ---------
JUVENILE FACILITIES:

RESIDENTIAL FACILITIES:
A-1..............................................       (16)             191           1973        7/97           1         Annual
   Marienville, Pennsylvania
A-2..............................................       (16)              23           1974        7/97           1         Annual
   Erie, Pennsylvania
A-3..............................................       (16)              20           1975        7/97           1         Annual
   Pittsburgh, Pennsylvania
ACAF.............................................       (16)              43           1989        7/97           1         Annual
   Pittsburgh, Pennsylvania
Griffin Juvenile Facility........................       Bexar            150           1996        7/97        Annual        None
   San Antonio, Texas                                  County
LDP..............................................       (16)             115           1994        7/97           1         Annual
   S. Mountain, Pennsylvania
Abraxas of Ohio..................................       (16)              96           1993        7/97           1         Annual
   Shelby, Ohio
PSRU.............................................       (16)              12           1994        7/97           1         Annual
   Erie, Pennsylvania
Salt Lake Valley Detention Center................     State of           160           1996        6/96           3          None
   Salt Lake City, Utah                               Utah (17)
Santa Fe County Juvenile Detention Center........     Santa Fe           156(8)        1997        7/97           3           Two
   Santa Fe, New Mexico                                County                                                               One-Year

NON-RESIDENTIAL COMMUNITY-BASED CENTERS:

Bensalem.........................................       (16)             120           1994        7/97           1         Annual
   Bensalem, Pennsylvania (18)
Day Treatment Program............................       (16)              28           1996        7/97           1         Annual
   Harrisburg, Pennsylvania
Dauphin County Mental Health.....................       (16)             115           1996        7/97           1         Annual
   Harrisburg, Pennsylvania
Delaware.........................................       (16)              20           1994        7/97           1         Annual
   Milford, Delaware
Erie Mental Health...............................       (16)              20           1997        7/97           1         Annual
   Erie, Pennsylvania
Lehigh Valley....................................       (16)              23           1992        7/97           1         Annual
   Lehigh Valley, Pennsylvania
NRC..............................................       (16)              40           1991        7/97           1         Annual
   Pittsburgh, Pennsylvania
Philadelphia Family Preservation/SCOH............       (16)              64           1992        7/97           1         Annual
   Philadelphia, Pennsylvania
Washington DC....................................       (16)              49           1993        7/97           1         Annual
   District of Columbia
Workbridge.......................................       (16)             386           1994        7/97           1         Annual
   Pittsburgh, Pennsylvania
Wyoming Valley...................................       (16)              35           1992        7/97           1         Annual
   Wyoming Valley, Pennsylvania

----------
(1) Total offender capacity includes design capacity plus the program capacity of the non-residential, community-based operations. Design capacity is based on the physical space available presently, or with minimal additional expenditure, for offender or residential beds in compliance with relevant regulations and contract requirements. In certain cases, the management contract for a facility provides for a lower number of beds.

(2) Date from which the Company, or its predecessor, has had a contract with the contracting governmental agency on an uninterrupted basis.

(3) Substantially all contracts are terminable by the contracting governmental agency for any reason upon the required notice to the Company.

                     (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

(4) Except as otherwise noted, the renewal option, if any, is at the discretion of the contracting governmental agency.

(5)  Facility is accredited by the American Correctional Association.

(6) The City of Big Spring entered into the IGA with the FBOP for an indefinite term (until modified or terminated) with respect to the Big Spring Complex, which began operations during 1989. The Big Spring Operating Agreement has a term of 20 years with three five-year renewal options at the Company's discretion, pursuant to which the Company manages the Big Spring Complex for the City of Big Spring. With respect to the expansion of the Big Spring Complex, the portion of the Big Spring Operating Agreement relating to the expansion has a term of 30 years with four five-year renewal options at the Company's discretion.

(7) Includes the 516 bed expansion, expected to be completed during the second quarter of 1998.

(8) These facilities are currently housed in a single 240 bed facility. This project will be completed in phases, whereby, on July 1, 1997, the Company took over the operation of an existing 240 bed adult and juvenile facility, while beginning construction of a new 604 bed adult detention facility, scheduled to be completed during the second quarter of 1998. The offenders housed in the 240 bed facility will then be transferred to the new 604 bed detention facility, along with offenders from surrounding counties at which time, the 240 bed facility will be converted into a 156 bed juvenile detention facility, scheduled to be completed during the fourth quarter of 1998.

(9) The USMS entered into an intergovernmental agreement with the Central Falls Detention Facility Corporation ("DFC") in August 1991 for an indefinite term (until modified or terminated) with respect to the Wyatt Facility. The DFC, in turn, entered into a Professional Management Agreement with the Company for the Company to operate this facility effective November 1993 for a term of five years, with one five-year renewal option.

(10) The contract expired December 31, 1997.

(11) In addition to its contract with the FBOP with respect to these facilities, the Company has contracts with the Administrative Office of the United States Courts, Pretrial Services ("Pretrial Services") to provide beds at these facilities.

(12) The current contract term was two years, with an original termination date of August 1995; the FBOP has exercised the last of its three one-year renewal options.

(13) The current contract expired August 31, 1997 and TDCJ granted a one-year extension.

(14) In addition to its contract with the CDC with respect to this facility, in March 1996 the Company entered into a contract with the FBOP, with a term of two years and three one-year renewal options, to provide beds at this facility.

(15) In addition to its contract with the FBOP with respect to this facility, the Company has contracts with Pretrial Services and with the City of San Francisco to provide beds at this facility.

(16) The Abraxas programs/facilities contract with numerous counties throughout Pennsylvania, Ohio and Delaware, and with the District of Columbia.

(17) Utah Department of Human Services, Division of Youth Corrections. (18) Operates within Pennsylvania's Youth Development Center/State Facility.

FACILITY MANAGEMENT CONTRACTS

     The Company is compensated on the basis of the number of offenders held or supervised under each of its facilities' management contracts. The Company's existing facility management contracts generally provide that the Company will be compensated at an occupant per diem rate. Such compensation is invoiced in accordance with applicable law and is typically paid on a monthly basis. Under a per diem rate structure, a decrease in occupancy rates would cause a decrease in revenues and profitability. The Company is, therefore, dependent upon governmental agencies to supply the Company's facilities with a sufficient number of offenders to meet the contract capacities, and in most cases such governmental agencies are under no obligation to do so. Moreover, because certain of the Company's facilities have offenders serving relatively short sentences or only the last three to six months of their sentences, the high turnover rate of offenders requires a constant influx of new offenders from the relevant governmental agencies to provide sufficient occupancies to achieve profitability. Occupancy rates during the start-up phase when facilities are first opened typically result in capacity underutilization for 30 to 90 days. After a management contract has been awarded, the Company incurs facility start-up costs consisting principally of initial employee training, travel and other direct expenses incurred in connection with the contract. These costs vary by contract and have ranged between $30,000 and $1.5 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     All the Company's contracts are subject to legislative appropriations. A failure by a governmental agency to receive appropriations could result in termination of the contract by such agency or a reduction of the management fee payable to the Company. To date, the Company has not lost a material contract due to a governmental agency not receiving appropriations, although no assurance can be given that the governmental agencies will continue to receive appropriations in all cases.

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

     The Company's facility management contracts typically have terms ranging from one to five years and many have one or more renewal options for terms ranging from one to five years. Only the contracting governmental agency may exercise a renewal option. To date, all but one renewal option under the Company's management contracts have been exercised. In connection with the exercise of the renewal option, the contracting governmental agency or the Company typically has requested changes or adjustments to the contract terms. Additionally, the Company's facility management contracts typically allow a contracting governmental agency to terminate a contract without cause by giving the Company written notice ranging from 30 to 180 days. To date, no contracts have been terminated before expiration.

MARKETING

     The Company's principal customers are federal, state and local governmental agencies responsible for adult and juvenile correctional, detention and pre-release services. These governmental agencies generally procure these services from the private sector by issuing a Request for Proposal ("RFP") to which a number of companies may respond. Most of the Company's activities in the area of securing new business are expected to be in the form of responding to RFPs. As part of the Company's process of responding to RFPs, management of the Company meets with appropriate personnel from the requesting agency to best determine the agency's distinct needs. If the Company believes that the project complies with its business strategy, the Company will submit a written response to the RFP. When responding to RFPs, the Company incurs costs, typically ranging from $10,000 to $75,000 per proposal, to determine the prospective client's distinct needs and prepare a detailed response to the RFP. In addition, the Company may incur substantial costs to acquire options to lease or purchase land for a proposed facility and engage outside consulting and legal expertise related to a particular RFP. The preparation of a response to an RFP typically takes from five to 10 weeks.

     A typical RFP requires bidders to provide detailed information, including, but not limited to, descriptions of the following: the services to be provided by the bidder, the bidder's experience and qualifications and the price at which the bidder is willing to provide the services requested by the agency (which services may include the renovation, improvement or expansion of an existing facility or the planning, design and construction of a new facility). Based on proposals received in response to an RFP, the governmental agency will award a contract; however, the governmental agency does not necessarily award a contract to the lowest bidder. In addition to costs, governmental agencies also consider experience and qualifications of bidders in awarding contracts.

     The marketing process for obtaining facility management contracts consists of several critical events. These include issuance of an RFP by a governmental agency, submission of a response to the RFP by the Company, the award of the contract by a governmental agency and the commencement of construction or operation of the facility. The Company's experience has been that a substantial period of time may elapse from the initial inquiry to receipt of a new contract, although, as the concept of privatization has gained wider acceptance, the length of time from inquiry to the award of contract has shortened. The length of time required to award a contract is also affected, in some cases, by the need to introduce enabling legislation. The bidding and award process for an RFP typically takes from three to nine months. Generally, if the facility for which an award has been made must be constructed, the Company's experience has been that a newly constructed facility typically commences operations between 12 and 24 months after the governmental agency's award.

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

     When a contract requires construction of a new facility, the Company's success depends, in part, upon its ability to acquire real property for its facilities on desirable terms and at satisfactory locations. Management of the Company expects that many such locations will be in or near populous areas and therefore anticipates legal action and other forms of opposition from residents in areas surrounding certain proposed sites. The Company may incur significant expenses in responding to such opposition and there can be no assurance of success. In addition, the Company may choose not to bid in response to an RFP or may determine to withdraw a bid if legal action or other forms of opposition are anticipated.

OPERATIONS

     Pursuant to the terms of its management contracts, the Company is responsible for the overall operation of its facilities, including staff recruitment, general administration of the facilities, security and supervision of the offenders and facility maintenance. The Company also provides a variety of rehabilitative and educational programs at many of its facilities. Offenders at most adult facilities managed by the Company may receive basic education through academic programs designed to improve offender literacy levels (including English as a second language programs) and the opportunity to acquire G.E.D. certificates. Programs for offenders at the Company's juvenile facilities typically have an increased emphasis on education and counseling. At many facilities, the Company also offers vocational training to offenders who lack marketable job skills. In addition, the Company offers life skills, transition planning programs that provide offenders job search training and employment skills, health education, financial responsibility training and other skills associated with becoming productive citizens. At several of its facilities, the Company also offers counseling, education and/or treatment to offenders with chemical dependency or substance abuse problems.

     The Company operates each facility in accordance with Company-wide policies and procedures generally based on the standards and guidelines established by the American Correctional Association ("ACA") Commission on Accreditation and/or the appropriate licensing agencies (collectively "Accreditation Standards"). The ACA is an independent organization comprised of professionals in the corrections industry which establishes guidelines and standards by which a correctional institution may gain accreditation. The Accreditation Standards describe specific objectives to be accomplished and cover such areas as administration, personnel and staff training, security, medical and health care, food service, offender supervision and physical plant requirements.

     Internal quality control, conducted by senior facility staff and executive officers of the Company, takes the form of periodic operational, programmatic and fiscal audits; facility inspections; regular review of logs, reports and files; and strict maintenance of personnel standards, including an active training program. Each of the Company's facilities develops its own training plan that is reviewed, evaluated and updated annually. Dedicated space and equipment for training is provided and outside resources such as community colleges are utilized in the training process. All adult correctional officers undergo a minimum 40-hour orientation upon their hiring and receive academy-level training amounting to 120 hours and on-the-job training of up to 80 hours. Each correctional officer also receives up to 40 hours of training and education annually. All juvenile treatment employees undergo a minimum 80-hour orientation upon their hiring and also receive up to 40 hours of training and education annually.

     Abraxas has received awards and recognition for its operations and programs, including being recognized (i) in 1995 by the Pennsylvania Juvenile Court Judges' Commission as "Residential Program of the Year" and (ii) in 1994 by the Office of Juvenile Justice and Delinquency Prevention in its Program Report titled "What Works: Promising Interventions in Juvenile Justice."

FACILITY DESIGN, CONSTRUCTION AND FINANCE

     In addition to operating correctional facilities, the Company also provides consultation and management services to governmental agencies with respect to the development, design and construction of new correctional and detention facilities and the redesign and renovation of older facilities. The Company or its predecessors have consulted on and/or managed the development, design and/or construction of a number of facilities in each of its three areas of operational focus, including:

                                                            TOTAL
                                                          OFFENDER
             FACILITY NAME                                CAPACITY                SERVICES PROVIDED
Wyatt Facility...................................            302           Development, design and construction
Plymouth, Massachusetts Detention Center.........          1,140           Development, design and construction
Baker Correctional Facility......................            288           Development
Leo Chesney Correctional Facility................            270           Development
Leidel Community Correctional Center.............             94           Development, design and construction
Salt Lake City Juvenile Detention Facility.......            160           Development, design and construction
A-1..............................................            191           Development
Abraxas of Ohio..................................             96           Development
LDP..............................................            115           Development


     The Company is currently managing the development, design and construction of: (i) the 516 bed expansion of the Big Spring Complex; (ii) the 550 bed Charlton County Facility; (iii) the 604 bed adult facility in Santa Fe County, New Mexico and (iv) the renovation of the 156 bed juvenile facility in Santa Fe County, New Mexico. Currently, the Company operates or will operate all of the facilities it has developed, designed and constructed with the exception of the detention center in Plymouth, Massachusetts, which is operated by the Sheriff's Department of the County of Plymouth, Massachusetts.

     The Company utilizes an experienced team of outside professional architectural consultants as part of the group that participates from conceptual design through final construction of a project. When designing a facility, the Company's outside architects utilize, with appropriate modifications, prototype designs the Company has previously used in developing projects. Management of the Company believes that the use of such proven designs allows the Company to reduce cost overruns and avoid construction delays. Additionally, the Company designs its facilities with the intention to improve security and minimize the personnel needed to properly staff the facility by enabling enhanced visual and electronic surveillance of the facility.

     The Company may propose various construction financing structures to the contracting governmental agencies. The governmental agency may finance, or the Company may arrange for the financing of, the construction of such facilities through various methods including, but not limited to, the following: (i) a one-time general revenue appropriation by the governmental agency for the cost of the new facility; (ii) general obligation bonds that are secured by either a limited or unlimited tax levy by the issuing governmental entity or (iii) lease revenue bonds or certificates of participation secured by an annual lease payment that is subject to annual or bi-annual legislative appropriations. If the project is financed using project-specific tax-exempt bonds or other obligations, the construction contract is generally subject to the sale of such bonds or obligations. Substantial expenditures for construction will not be made on such a project until the tax-exempt bonds or other obligations are sold. If such bonds or obligations are not sold, construction and management of the facility will be delayed until alternate financing is procured or development of the project will be entirely suspended. When the Company is awarded a facility management contract, appropriations for the first annual or bi-annual period of the contract's term have generally already been approved, and the contract is subject to governmental appropriations for subsequent annual or bi-annual periods. Of the 41 facilities the Company operates or has contracted to operate, four were funded using various of the above-described financing methods, 11 are owned by the Company and 26 are leased. The Big Spring Complex is operated under long-term leases ranging from 34 to 50 years including renewal options at the discretion of the Company. As part of the purchase price for the MidTex acquisition, the Company prepaid a majority of the facility costs related to the Big Spring Complex through at least the year 2030.

     The Company has in the past worked with governmental agencies and placement agents to obtain and structure financing for construction of facilities. In some cases, an unrelated special purpose corporation is established to incur borrowings to finance construction and, in other cases, the Company directly incurs borrowings for construction financing. A growing trend in the privatization industry is the requirement by governmental agencies that private operators make capital investments in new facilities and enter into direct financing arrangements in connection with the development of such facilities. There can be no assurance that the Company will have available capital if and when required to make such an investment to secure a contract for developing a facility.

COMPETITION

     The Company competes with a number of companies, including, but not limited to, Corrections Corporation of America ("CCA"), Wackenhut Corrections Corporation ("WHC"), Youth Services International, Inc. ("YSII") and Correctional Services Corporation ("CSCQ "). At December 31, 1996, CCA and WHC accounted for more than 75% of the privatized secure institutional adult beds under contract in the United States, according to the Private Correctional Facility Census. The Company also competes in some markets with small local companies that may have better knowledge of local conditions and may be better able to gain political and public acceptance. In addition, the Company may compete in some markets with governmental agencies that operate correctional and detention facilities.

EMPLOYEES

     At December 31, 1997, the Company had approximately 1,625 full-time employees and 340 part-time employees. The Company employs management, administrative and clerical, security, educational and counseling services, health services and general maintenance personnel. Approximately 165 employees at one of the residential facilities of Abraxas are represented by a union. The union's collective bargaining agreement effectively terminated on September 9, 1997, the closing date of the Abraxas acquisition. The Company is currently negotiating with the union's representative over terms for a new agreement. The correctional officers of the Wyatt Facility have voted to have the Rhode Island Private Correction Officers represent them for purposes of collective bargaining. On September 4, 1997, the National Labor Relations Board certified this union as the exclusive representative for purposes of collective bargaining for these employees. The Company is currently negotiating with the union's representative over terms for an agreement. The Company believes its relations with its employees are good.

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

INSURANCE

     The Company maintains a $10 million per occurrence per facility general liability insurance policy for all its operations. The Company also maintains insurance in amounts it deems adequate to cover property and casualty risks, workers' compensation and directors' and officers' liability.

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

ITEM 2.       PROPERTIES

     The Company leases corporate headquarters office space in Houston, Texas and regional administrative offices in Ventura, California, Big Spring, Texas and Pittsburgh, Pennsylvania. The Company also leases space for 26 of the facilities it is currently operating or developing. In connection with the acquisition of MidTex, and as part of the purchase price, the Company prepaid a majority of the facility costs related to the Big Spring Complex through at least the year 2030.

     The Company owns, or will own upon completion of construction, 11 facilities: (i) the Leidel Center and the Reid Center, both located in Houston, Texas; (ii) the Griffin Juvenile Facility in San Antonio, Texas; (iii) the A-3 and ACAF facilities in Pittsburgh, Pennsylvania; (iv) the A-2 and PSRU facilities in Erie, Pennsylvania; (v) the A-1 facility in Marienville, Pennsylvania; (vi) Abraxas of Ohio in Shelby, Ohio; (vii) the Philadelphia Family Preservation/SCOH facility in Philadelphia, Pennsylvania and (viii) the Charlton County Facility in Charlton County, Georgia. The Company is not required to lease space at the Wyatt Facility, which is owned by the DFC, the Salt Lake Valley Detention Center, which is owned by the County of Salt Lake and leased to the State of Utah, or the Santa Fe County Adult Detention Center and the Santa Fe County Juvenile Detention Center, which are owned by Santa Fe County. For a list of the locations of each facility, see "Facilities."

     The Company is currently constructing and financing the 550 bed Charlton County Facility which it will own. Additionally, the Company is currently constructing and financing the 516 bed expansion at the Big Spring Complex and has the right to use the facility for 50 years.

ITEM 3.       LEGAL PROCEEDINGS

     The Company currently and from time to time is subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries or for wrongful restriction of, or interference with, inmate privileges and employment matters. In the opinion of management of the Company, the outcome of the proceedings to which the Company is currently a party will not have a material adverse effect upon the Company's operations or financial condition.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR CORNELL CORRECTIONS, INC. COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The common stock of the Company is currently listed on the American Stock Exchange ("AMEX") under the symbol "CRN". As of February 27, 1998, there were approximately 45 record holders of common stock. The high and low sales prices for the common stock on the AMEX since the common stock began trading on October 3, 1996 are shown below:

                                                             HIGH         LOW
                                                            -------     -------
1996:

     Fourth Quarter (from October 3) .................      $12 3/4     $ 8 7/8

1997:

     First Quarter ...................................       11 5/8       9
     Second Quarter ..................................       18           9
     Third Quarter ...................................       16 5/8      14 7/16
     Fourth Quarter ..................................       20 3/4      15 3/4

1998:

     First Quarter (through February 27) .............       21          19 7/16

     The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain excess cash flow, if any, for use in the operation and expansion of its business and does not anticipate paying cash dividends on the common stock in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will be dependent upon, among other factors, the Company's results of operations, financial condition, capital requirements, restrictions, if any, imposed by financing commitments and legal requirements. The Second Amended and Restated Credit Agreement dated as of October 31, 1997, ("1997 Credit Facility") currently prohibits the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                    YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------
                                                   1997 (1)      1996 (2)       1995       1994 (3)       1993
                                                   ---------    ---------    ---------     --------     ---------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:

   Revenues......................................  $  70,302    $  32,327    $  20,692     $ 15,689     $   3,198
   Operating expenses............................     57,047       26,038       16,351       12,315         2,827
   Depreciation and amortization.................      2,231        1,390          820          758            16
   General and administrative expenses...........      5,394        4,560        3,531        2,959         1,315
                                                   ---------    ---------    ---------     --------     ---------
   Income (loss) from operations.................      5,630          339          (10)        (343)         (960)
   Interest expense (4)..........................        491        2,810        1,115          294            --
   Interest income...............................       (414)        (167)        (136)        (138)          (45)
                                                   ---------    ---------    ---------     --------     ---------
   Income (loss) before income taxes.............      5,553       (2,304)        (989)        (499)         (915)
   Provision for income taxes....................      1,999           75           --          101            --
                                                   ---------    ---------    ---------     --------     ---------
   Net income (loss).............................  $   3,554    $  (2,379)   $    (989)    $   (600)    $    (915)
                                                   =========    =========    =========     ========     =========
   Earnings (loss) per share:

       - Basic...................................  $     .48    $    (.65)   $    (.32)    $   (.21)    $    (.51)
       - Diluted.................................  $     .46    $    (.65)   $    (.32)    $   (.21)    $    (.51)
   Number of shares used to compute EPS (in thousands) (5):

       - Basic...................................      7,350        3,673        3,095        2,923         1,807
       - Diluted.................................      7,740        3,673        3,095        2,923         1,807

OPERATING DATA:
Total offender capacity:

   Residential...................................      6,172        3,577        1,640        1,281           302
   Non-residential community-based...............        900           --           --           --            --
     Total.......................................      7,072        3,577        1,640        1,281           302
   Beds under contract (end of period) (6).......      5,747        3,254        1,478        1,155           282
   Contract beds in operation (end of period) (6)      4,161        2,899        1,135        1,155           282
   Average occupancy based on contracted
     beds in operation (6) (7)...................       97.6%        97.0%        98.9%        92.1%           --

BALANCE SHEET DATA:

   Working capital...............................  $  26,220    $   7,747    $   1,525     $  2,015     $     810
   Total assets..................................    104,109       46,824       14,184       13,095         2,048
   Long-term debt................................        432          745        7,649        3,447            --
   Stockholders' equity..........................     86,730       41,051        3,053        6,631         1,085
----------

(1) Includes the operations of Interventions and Abraxas acquired in January 1997 and September 1997, respectively.

(2) Includes the operations of the Big Spring Complex and the Reid Center acquired in July 1996 and May 1996, respectively.

(3) Includes the operations of Eclectic purchased by the Company on March 31, 1994.

(4) Interest expense for 1996 includes a $1.3 million non-recurring charge ($726,000 of which was non-cash) to expense deferred financing costs associated with the early retirement of debt.

(5) Prior to March 31, 1994, the Company was organized as a partnership. For purposes of computing average shares outstanding for the period prior to March 31, 1994, the partnership units were converted to common shares using a one-to-one unit-to-share conversion ratio.

(6) Occupancy percentages are based on contracted offender capacity of residential facilities in operation. Since certain facilities have offender capacities that exceed contracted capacities, occupancy percentages can exceed 100% of contracted capacity.

(7) For any applicable facilities, includes reduced occupancy during the start-up phase. For the year ended December 31, 1993, occupancy did not commence until December 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company provides integrated facility development, design, construction and operational services to governmental agencies within three areas of operational focus. The following table sets forth the number of facilities and beds under contract or award at the end of the periods shown.

                                                                                           DECEMBER 31,
                                                                                ---------------------------------
                                                                                 1997         1996          1995
                                                                                ------       ------       -------
Facilities in operation (1)................................................         39           16            12
Total offender capacity:
     Residential...........................................................      6,172        3,577         1,640
     Non-residential community based.......................................        900           --            --
       Total...............................................................      7,072        3,577         1,640
Beds under contract (end of period) (3)....................................      5,747        3,254         1,478
Contracted beds in operation (end of period (3)............................      4,161        2,899         1,135
Average occupancy based on contracted beds in operation (2) (3)............       97.6%        97.0%         98.9%

-----------
(1) As of December 31, 1997, the Company had 39 facilities in operation and contracts to operate two additional facilities under development. Of the 41 facilities, 11 are non-residential community-based facilities.

(2) For any applicable facilities, includes reduced occupancy during the start-up phase.

(3) Occupancy percentages are based on contracted offender capacity of residential facilities in operation. Since certain facilities have offender capacities that exceed contracted capacities, occupancy percentages can exceed 100% of contracted capacity.

     The Company derives substantially all its revenues from operating correctional, detention and pre-release facilities for federal, state and local governmental agencies in the United States. Revenues for operation of correctional, detention and pre-release facilities are generally recognized on a per diem rate based upon the number of occupant days for the period.

     Factors which the Company considers in determining the per diem rate to charge include: (i) the programs specified by the contract and the related staffing levels; (ii) wage levels customary in the respective geographic areas;
(iii) whether the proposed facility is to be leased or purchased and (iv) the anticipated average occupancy levels which the Company believes could reasonably be maintained.

     The Company's operating margins generally vary from facility to facility (regardless of whether the facility is secure institutional, pre-release or juvenile) based on the level of competition for the contract award, the proposed length of the contract, the occupancy levels for a facility, the level of capital commitment required with respect to a facility and the anticipated changes in operating costs, if any, over the term of the contract.

     The Company incurs all facility operating expenses, except for certain debt service and lease payments with respect to facilities for which the Company has only a management contract (three facilities in operation at December 31, 1997).

     A majority of the Company's facility operating expenses consist of fixed costs. These fixed costs include lease and rental expense, insurance, utilities and depreciation. As a result, when the Company commences operation of new or expanded facilities, fixed operating expenses increase. The amount of the Company's variable operating expenses depends on occupancy levels at the facilities operated by the Company. These variable operating expenses include food, medical services, supplies and clothing. The Company's largest single operating expense, facility payroll expense and related employment taxes and costs, has both a fixed and a variable component. The Company can adjust the staffing and payroll to a certain extent based on occupancy at a facility, but a minimum fixed number of employees is required to operate and maintain any facility regardless of occupancy levels. Since a majority of the Company's operating expenses are fixed, to the extent that the Company can increase revenues at a facility through higher occupancy or expansion of the number of beds under contract, the Company should be able to improve operating results.

     General and administrative expenses consist primarily of salaries of the Company's corporate and administrative personnel who provide senior management, accounting, finance, personnel and other services and costs of developing new contracts.

     Newly opened facilities are staffed according to contract requirements when the Company begins receiving offenders. Offenders are typically assigned to a newly opened facility on a phased-in basis over a one to three-month period. The Company may incur operating losses at new facilities until break-even occupancy levels are reached. Quarterly results can be substantially affected by the timing of the commencement of operations as well as development and construction of new facilities and by expenses incurred by the Company (including the cost of options to purchase or lease proposed facility sites and the cost of engaging outside consultants and legal experts related to submitting responses to RFP's).

     Working capital requirements generally increase immediately prior to the Company commencing management of a new facility as the Company incurs start-up costs and purchases necessary equipment and supplies before facility management revenue is realized.

RESULTS OF OPERATIONS

     The Company's historical operating results reflect that the Company has significantly expanded its business since 1995. Material fluctuations in the Company's results of operations are principally the result of the timing and effect of acquisitions and the level of development activity conducted by the Company and occupancy rates at Company-operated facilities. The Company's acquisitions to date have been accounted for using the purchase method of accounting, whereby the operating results of the acquired businesses have been reported in the Company's operating results since the date of acquisition.

     The Company's income from operations as a percentage of revenues fluctuates depending on the relative mix of operating contracts among the Company's three areas of operational focus. Since pre-release facilities involve contracts with a fewer number of beds than secure institutions, fluctuations in the occupancy levels in such facilities have a more significant impact on their operating margins.

     The following table sets forth for the periods indicated the percentages of revenues represented by certain items in the Company's historical consolidated statements of operations.

                                                   YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                              1997         1996         1995
                                             ------       ------       -------
Revenues..................................    100.0%       100.0%        100.0%
Operating expenses........................     81.1         80.5          79.0
Depreciation and amortization.............      3.2          4.3           4.0
General and administrative expenses.......      7.7         14.1          17.0
                                             ------       ------       -------
Income (loss) from operations.............      8.0          1.1           0.0
Interest expense, net.....................      0.1          8.2           4.8
                                             ------       ------       -------
Income (loss) before income taxes.........      7.9         (7.1)         (4.8)
Provision for income taxes................      2.8          0.2           0.0
                                             ------       ------       -------
Net income (loss).........................      5.1%        (7.3)%        (4.8)%
                                             ======       ======       =======

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     REVENUES. Revenues increased 117.5% to $70.3 million for the year ended December 31, 1997 from $32.3 million for the year ended December 31, 1996. The increase in revenues of approximately $38.0 million was due principally to the September 1997 acquisition of Abraxas, the January 1997 acquisition of Interventions and a full year of results from the 1996 acquisitions of MidTex and Reid Center. Additionally, the Company opened a 75 bed pre-release facility in Durham, North Carolina and a 160 bed juvenile detention facility in Salt Lake City, Utah in February 1997, and assumed the operation of a 240 bed adult and juvenile detention facility in Santa Fe, New Mexico in July 1997.

     OPERATING EXPENSES. Operating expenses increased 119.1% to $57.0 million for the year ended December 31, 1997 from $26.0 million for the year ended December 31, 1996. The increase in operating expenses was due principally to the September 1997 acquisition of Abraxas, the January 1997 acquisition of Interventions and a full year of results from the 1996 acquisitions of MidTex and Reid Center. Additionally, the Company opened two new facilities in February 1997 and assumed the operation of the Santa Fe Facility in July 1997. As a percentage of revenues, operating expenses increased to 81.1% from 80.5%. The increase in operating expenses as a percentage of revenues is principally a result of lower operating margins at the Santa Fe facility and certain juvenile facilities. The Company's operating margins fluctuate depending on the relative mix of operating contracts among the Company's three areas of operational focus and their respective occupancies.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 60.5% to $2.2 million for the year ended December 31, 1997 from $1.4 million for the year ended December 31, 1996. The increase was due principally to a full year of amortization of prepaid facility use costs of the Big Spring Complex acquired in July 1996, the depreciation of the Griffin Juvenile Facility and related assets acquired in the January 1997 acquisition of Interventions, depreciation and amortization of assets acquired in the September 1997 Abraxas acquisition and depreciation and amortization of deferred start-up costs for the three new facilities which began operations during 1997. In addition, amortization costs include approximately $187,000 to expense start-up costs related to the non-renewal of a 120 bed juvenile contract as of June 1997.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 18.3% to $5.4 million for the year ended December 31, 1997 from $4.6 million for the year ended December 31, 1996. General and administrative expenses for the year ended December 31, 1996 included a non-recurring, non-cash charge of $870,000 in connection with options to purchase shares of common stock granted in July 1996 to certain officers of the Company. Excluding the non-recurring charge, general and administrative expenses increased $1.7 million or 46.2% as a result of adding corporate and administrative personnel, including a new chief operating officer, to manage the increased business of the Company, and from additional costs of administering the Company since the initial public offering in the fourth quarter of 1996 ("IPO"). As a percentage of revenues, general and administrative expenses decreased to 7.7% from 11.4%, excluding the non-recurring charge, due principally to spreading fixed costs over a larger revenue base.

     INTEREST. Interest expense, net of interest income, decreased to $77,000 for the year ended December 31, 1997 from $2.6 million for the year ended December 31, 1996. The decrease in net interest expense was principally due to the $1.3 million non-recurring charge ($726,000 of which was non-cash) in the third quarter of 1996 to expense deferred financing costs associated with the early retirement of significant portions of the 1996 Credit Facility using the proceeds of the IPO. Excluding the non-recurring charge, interest expense decreased approximately $1.0 million, or 67.9%, as a result of lower outstanding borrowings under the 1996 and 1997 Credit Facilities for the respective periods. During 1997, the Company capitalized interest totaling $151,000 related to the construction and development of facilities. In addition, 1997 interest income increased $247,000, or 147.9% as a result of interest earned on the investment of a portion of the proceeds from the Company's stock offering in October 1997.

     INCOME TAXES. For the year ended December 31, 1997, the Company recognized a provision for income taxes at an estimated effective rate of 36% compared to no provision for federal income taxes for the year ended December 31, 1996 due to a taxable loss. The effective income tax rate applied in 1997 includes a benefit for the reversal of reserves for deferred tax assets resulting from prior net operating losses which are expected to be utilized in 1997 and 1998.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     REVENUES. Total revenues increased by 56.2% to $32.3 million for the year ended December 31, 1996 from $20.7 million for the year ended December 31, 1995. The increase in revenues of $11.6 million was due principally to the acquisition of MidTex as of July 1, 1996, the opening of two new pre-release facilities during the first quarter of 1996 and the acquisition of the Reid Center in May 1996.

     OPERATING EXPENSES. Operating expenses increased by 59.2% to $26.0 million for the year ended December 31, 1996 from $16.4 million for the year ended December 31, 1995. This increase was principally attributable to the acquisition of MidTex in July 1996, the opening of two new pre-release facilities during the first quarter of 1996, and the acquisition of the Reid Center in May 1996. As a percentage of revenues, operating expenses increased to 80.5% from 79.0% due primarily to the relative increase in secure institutional operations.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 69.5% to $1.4 million for the year ended December 31, 1996 from $820,000 for the year ended December 31, 1995. The increase was principally due to the amortization of prepaid facility use costs of the Big Spring Complex, the opening of two new pre-release facilities in January 1996 and the acquisition of the Reid Center in May 1996.

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

     INTEREST. Interest expense, net of interest income, increased to $2.6 million for the year ended December 31, 1996 from $979,000 for the year ended December 31, 1995. The increase in net interest expense was due principally to the $1.3 million non-recurring charge ($726,000 of which was non-cash) to expense deferred financing costs associated with the early retirement of significant portions of the 1996 Credit Facility, borrowings under the Company's 1995 Credit Facility and the 1996 Credit Facility related to the acquisition of MidTex in July 1996, the Company's financing of the purchase of certain outstanding stock in November 1995, the construction and development of the two new pre-release facilities which opened during the first quarter of 1996 and the acquisition of the Reid Center in May 1996.

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

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     REVENUES. Revenues increased 31.9% to $20.7 million for the year ended December 31, 1995 from $15.7 million for the year ended December 31, 1994. The revenue increase was due principally to the recognition of occupancy fees for a full 12 months in 1995 related to the acquisition of Eclectic Communications, Inc. ("Eclectic") versus the recognition of nine months in 1994. Additionally, an increase in revenues of approximately $1.1 million was attributable to the Wyatt Facility principally as a result of a higher occupancy and per diem rate in 1995 compared to 1994.

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

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 19.3% to $3.5 million for the year ended December 31, 1995 from $3.0 million for the year ended December 31, 1994. The increase in general and administrative expenses was due principally to the addition of the operations of Eclectic and an increase in RFP and development costs. Development costs increased by $457,000 for the year ended December 31, 1995 compared to the year ended December 31, 1994. As a percentage of revenues, general and administrative expenses decreased to 17.0% from 18.9% due principally to spreading fixed costs over a larger revenue base.

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

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL. The Company's primary capital requirements are for acquisitions, construction of new facilities, expansions of existing facilities, working capital, start-up costs related to new operating contracts, and furniture, fixtures and equipment. Working capital requirements generally increase immediately prior to the Company commencing management of a new facility as the Company incurs start-up costs and purchases necessary equipment and supplies before facility management revenue (through occupancy fees) is realized. Some of the Company's management contracts have required the Company to make substantial initial expenditures of cash in connection with the opening or renovating of a facility. Substantially all these start-up expenditures are fully or partially recoverable as pass-through costs or are reimbursable from the contracting governmental agency over the term of the contract.

     CASH PROVIDED BY OPERATING ACTIVITIES. The Company had net cash provided by operating activities of $5.6 million for the year ended December 31, 1997 including a $2.0 million advance from the State of Georgia for the construction and development of the Charlton County Facility. This advance will be applied to future per diem billings to the State of Georgia once the facility begins operations in 1998. Significant uses of operating cash during the period include increased accounts receivable and start-up costs for facilities under development and increased prepaid insurance and other items related to the additional acquired and newly opened facilities.

     WORKING CAPITAL. The Company's working capital increased to $26.2 million at December 31, 1997 from $7.7 million at December 31, 1996. This increase was principally due to excess cash proceeds from the October 1997 stock offering after repayment of indebtedness and an increase in receivables resulting from the acquisitions of Interventions in January 1997 and Abraxas in September 1997.

     EXISTING CREDIT FACILITY. On September 9, 1997, the Company entered into a $60.0 million revolving line of credit and on October 31, 1997, the Company formalized terms under an amended and restated credit agreement (the "1997 Credit Facility"). The 1997 Credit Facility, which matures in March 2003, provides for borrowings of up to $60 million for acquisitions, new projects and working capital. The Credit Facility bears interest, at the election of the Company, at either the prime rate plus a margin from 0% to .5% or a rate which is 1.75% to 2.50% above the applicable LIBOR rate. Interest is payable monthly with respect to prime rate loans and at the expiration of the applicable LIBOR period. The 1997 Credit Facility is secured by all of the Company's assets, including the stock of all the Company's subsidiaries, does not permit the payment of cash dividends and requires the Company to comply with certain earnings, net worth and debt service covenants. As of December 31, 1997, there were no outstanding borrowings under the 1997 Credit Facility.

     1997 STOCK OFFERING. On October 17, 1997, the Company completed an offering of its common stock. Net proceeds to the Company from the sale of the 2,250,000 newly issued shares were approximately $41.1 million. The Company used a portion of the proceeds to repay borrowings of $18.0 million under the 1997 Credit Facility.

     In January 1998, the Company acquired the Great Plains Correctional Facility located in Hinton, Oklahoma. The Company financed the $43.0 million purchase price with $18.8 million of borrowings under the 1997 Credit Facility, and the remainder with cash remaining from the October 1997 stock offering. See
Note 9 to the consolidated financial statements.

     CAPITAL EXPENDITURES. Capital expenditures for the year ended December 31, 1997 were $9.6 million and related to construction in progress for the 516 bed expansion of the Big Spring Complex and the 550 bed Charlton County Facility, improvements and furniture and equipment at the newly opened facilities and normal replacement of furniture and equipment at various facilities. The Company is committed to additional expenditures of approximately $21.0 million through 1998 to complete the Big Spring Complex expansion and the development of the Charlton County Facility.

     In January 1997, the Company financed the acquisition of substantially all of the assets of Interventions with cash and $2.0 million of borrowings under the 1996 Credit Facility. In September 1997, the Company purchased substantially all of the assets of Abraxas. The Company financed the $19.2 million purchase price with borrowings under the 1997 Credit Facility. See Note 6 to the Company's Consolidated Financial Statements.

     The Company anticipates making cash investments in connection with future acquisitions and expansions. The Company believes that the cash flow from operations and amounts available under its Credit Facility will be sufficient to meet its capital requirements for the foreseeable future. Furthermore, management believes that additional resources may be available to the Company through a variety of other financing methods.

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

YEAR 2000 ISSUE

     The Year 2000 issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900 or not at all. The inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. Management of the Company has assessed the impact of the Year 2000 issue on the Company's computer hardware and software systems. Based on this assessment, management currently believes that the costs of resolving the Year 2000 issues will not be material to the Company's results of operations or financial condition.

PROPOSED ACCOUNTING STANDARD

     The American Institute of Certified Public Accountants has proposed an accounting standard which it may issue during 1998 that would require entities to expense start-up costs as incurred. If adopted, the standard may require the Company to expense previously capitalized start-up costs as a cumulative effect of a change in accounting principle in January 1999. At December 31, 1997, unamortized start-up costs were $1,256,000.

SEGMENT REPORTING

     The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information" in 1998. SFAS No. 131 provides revised disclosure guidelines for segments of an enterprise based on a management approach to defining operating segments.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Cornell Corrections, Inc.:

     We have audited the accompanying consolidated balance sheets of Cornell Corrections, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornell Corrections, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 1998

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                            CORNELL CORRECTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             DECEMBER 31,
                                                                                       -----------------------
                                                                                          1997          1996
                                                                                       ----------    ---------
                                              ASSETS
CURRENT ASSETS:

     Cash and cash equivalents.......................................................  $   18,968    $   4,874
     Accounts receivable (net of allowance for doubtful accounts
       of $2,644 and $19, respectively)..............................................      20,137        4,976
     Deferred tax asset..............................................................         604          120
     Prepaids and other..............................................................       1,366        1,339
     Restricted assets...............................................................       1,564        1,124
                                                                                       ----------    ---------
         Total current assets........................................................      42,639       12,433
PROPERTY AND EQUIPMENT, net..........................................................      52,516       26,074
OTHER ASSETS:

     Intangible assets, net..........................................................       6,104        5,864
     Deferred tax asset, noncurrent..................................................          --          488
     Deferred costs and other........................................................       2,850        1,965
                                                                                       ----------    ---------
         Total assets................................................................  $  104,109    $  46,824
                                                                                       ==========    =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable and accrued liabilities........................................  $   13,576    $   4,382
     Deferred revenues...............................................................       2,549           21
     Current portion of long-term debt...............................................         294          283
                                                                                       ----------    ---------
         Total current liabilities...................................................      16,419        4,686
LONG-TERM DEBT, net of current portion...............................................         138          462
DEFERRED TAX LIABILITIES.............................................................          58           --
OTHER LONG-TERM LIABILITIES..........................................................         764          625

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

     Preferred stock, $.001 par value 10,000,000 shares authorized,
       none outstanding.............................................................           --           --
     Common stock, $.001 par value, 30,000,000 shares authorized,
       9,945,904 and 7,320,398 shares issued and outstanding, respectively...........          10            7
     Additional paid-in capital......................................................      89,684       47,562
     Stock option loans..............................................................        (455)        (455)
     Accumulated deficit.............................................................        (156)      (3,710)
     Treasury stock (555,000 shares of common stock, at cost)........................      (2,353)      (2,353)
                                                                                       ----------    ---------
         Total stockholders' equity..................................................      86,730       41,051
                                                                                       ----------    ---------
         Total liabilities and stockholders' equity..................................  $  104,109    $  46,824
                                                                                       ==========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------
                                                                                1997         1996         1995
                                                                             ---------     --------     ---------
REVENUES...................................................................  $  70,302     $ 32,327     $  20,692
OPERATING EXPENSES.........................................................     57,047       26,038        16,351
DEPRECIATION AND AMORTIZATION..............................................      2,231        1,390           820
GENERAL AND ADMINISTRATIVE EXPENSES........................................      5,394        4,560         3,531
                                                                             ---------     --------     ---------
INCOME (LOSS) FROM OPERATIONS..............................................      5,630          339           (10)
INTEREST EXPENSE...........................................................        491        2,810         1,115
INTEREST INCOME............................................................       (414)        (167)         (136)
                                                                             ---------     --------     ---------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES............................      5,553       (2,304)         (989)
PROVISION FOR INCOME TAXES.................................................      1,999           75            --
                                                                             ---------     --------     ---------
NET INCOME (LOSS)..........................................................  $   3,554     $ (2,379)    $    (989)
                                                                             =========     ========     =========
NET EARNINGS (LOSS)  PER SHARE:

   BASIC ..................................................................  $     .48     $   (.65)    $    (.32)
   DILUTED.................................................................        .46         (.65)         (.32)

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:

   BASIC...................................................................      7,350        3,673         3,095
   DILUTED.................................................................      7,740        3,673         3,095

        The accompanying notes are an integral part of these consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            ADDITIONAL   STOCK
                                                            COMMON STOCK      PAID-IN   OPTION   ACCUMULATED TREASURY
                                                           SHARES    AMOUNT   CAPITAL    LOANS    DEFICIT     STOCK
                                                        ----------  -------   --------  ------    -------    -------
BALANCES AT DECEMBER 31, 1994.........................   3,188,385  $    32   $  6,941  $   --    $  (342)   $    --

EXERCISE OF STOCK OPTIONS.............................       1,000       --          3      --         --         --
PURCHASE OF TREASURY STOCK
   (555,000 shares, at cost)..........................          --       --         --      --         --     (2,603)
ISSUANCE OF WARRANTS..................................          --       --         11      --         --         --
NET LOSS..............................................          --       --         --      --       (989)        --
                                                        ----------  -------   --------  ------    -------    -------
BALANCES AT DECEMBER 31, 1995.........................   3,189,385       32      6,955      --     (1,331)    (2,603)

CONVERSION OF PAR VALUE

   FROM $.01 to $.001.................................          --      (29)        29      --         --         --
ISSUANCES OF COMMON STOCK.............................   3,618,091        3     37,670      --         --         --
EXERCISE OF STOCK OPTIONS

   AND WARRANTS.......................................     512,922        1      1,140    (455)        --         --
INCOME TAX BENEFITS FROM STOCK
   OPTIONS EXERCISED..................................          --       --        172      --         --         --
STOCK-BASED COMPENSATION..............................          --       --      1,596      --         --         --
REVERSAL OF PUT RIGHT COST............................          --       --         --      --         --        250
NET LOSS..............................................          --       --         --      --     (2,379)        --
                                                        ----------  -------   --------  ------    -------    -------
BALANCES AT DECEMBER 31, 1996.........................   7,320,398        7     47,562    (455)    (3,710)    (2,353)

ISSUANCE OF COMMON STOCK..............................   2,250,000        2     41,098      --         --         --
EXERCISE OF STOCK OPTIONS.............................     375,506        1        948      --         --         --
STOCK-BASED COMPENSATION..............................          --       --         76      --         --         --
NET INCOME............................................          --       --         --      --      3,554         --
                                                        ----------  -------   --------  ------    -------    -------
BALANCES AT DECEMBER 31, 1997.........................   9,945,904  $    10   $ 89,684  $ (455)   $  (156)   $(2,353)
                                                        ==========  =======   ========  ======    =======    =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1997         1996         1995
                                                                             ---------     --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss).......................................................  $   3,554     $ (2,379)    $    (989)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities --

     Depreciation..........................................................        928          498           166
     Amortization..........................................................      1,303          892           654
     Deferred income taxes.................................................         62         (172)           --
     Non-cash stock-based compensation and financing charges...............         --        1,596            --
     Change in assets and liabilities, net of effects from acquisition of businesses --
         Accounts receivable...............................................     (4,880)       1,090        (1,086)
         Restricted assets.................................................       (440)        (233)           (5)
         Other assets......................................................     (1,291)      (1,765)          166
         Accounts payable and accrued liabilities..........................      4,332          (88)         (145)
         Deferred revenues and other liabilities...........................      2,051           21             8
                                                                             ---------     --------     ---------
     Net cash provided by (used in) operating activities...................      5,619         (540)       (1,231)
                                                                             ---------     --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures....................................................     (9,640)      (1,256)       (1,159)
   Acquisition of businesses, less cash acquired...........................    (23,621)     (25,174)           --
                                                                             ---------     --------     ---------
     Net cash used in investing activities.................................    (33,261)     (26,430)       (1,159)
                                                                             ---------     --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from long-term debt............................................     29,500       40,841        11,360
   Payments on long-term debt..............................................    (29,813)     (47,745)       (7,158)
   Proceeds from issuance of common stock..................................     41,100       37,673             3
   Proceeds from exercise of stock options and warrants....................        949          685            --
   Purchase of treasury stock..............................................         --           --        (2,353)
                                                                             ---------     --------     ---------
     Net cash provided by financing activities.............................     41,736       31,454         1,852
                                                                             ---------     --------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................     14,094        4,484          (538)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................      4,874          390           928
                                                                             ---------     --------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................  $  18,968     $  4,874     $     390
                                                                             =========     ========     =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:

   Interest paid, net of amounts capitalized...............................  $     720     $  1,454     $     520
                                                                             =========     ========     =========
   Income taxes paid.......................................................  $   1,000     $     75     $      --
                                                                             =========     ========     =========

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

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Ordinary maintenance and repair costs are expensed while renewal and betterment costs are capitalized. Prepaid facility use cost, which resulted from the July 1996 acquisition of MidTex, is being amortized over 35 years using the straight-line method. Buildings and improvements are depreciated over their estimated useful lives of 30 to 40 years using the straight-line method. Furniture and equipment are depreciated over their estimated useful lives of 3 to 10 years using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method based upon the shorter of the life of the asset or the term of the respective lease.

     CAPITALIZED INTEREST

     The Company capitalizes interest in accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Costs," on facilities under development and construction. Interest capitalized during 1997 and 1996 was $151,000 and $0, respectively.

     INTANGIBLE ASSETS

     Goodwill represents the consideration the Company paid to acquire Eclectic in excess of the fair market value of the net tangible and identifiable intangible assets acquired. Goodwill is being amortized on a straight-line basis over 20 years, which represents management's estimation of the related benefit to be derived from the acquired business. Under Accounting Principles Board ("APB") Opinion No. 17 and SFAS No. 121, the Company periodically evaluates whether events and circumstances after the acquisition date indicate that the remaining balance of goodwill may not be recoverable. If factors indicate that goodwill should be evaluated for possible impairment, the Company would compare estimated undiscounted future cash flow from the related operations to the carrying amount of goodwill. If the carrying amount of goodwill were greater than undiscounted future cash flow, an impairment loss would be recognized. Any impairment

                            CORNELL CORRECTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

loss would be computed as the excess of the carrying amount of goodwill over the estimated fair value of the goodwill (calculated based on discounting estimated future cash flows). Accumulated amortization of goodwill was $1,279,000 and $939,000 as of December 31, 1997 and 1996, respectively.

     The non-compete agreement was entered into with the President of Abraxas in conjunction with the acquisition of Abraxas in September 1997. The agreement is being amortized over ten years using the straight line method. Accumulated amortization at December 31, 1997 was $20,000.

     Intangible assets at December 31, 1997 and 1996 were as follows (in thousands):

                                                            1997          1996
                                                          -------       -------
                  Goodwill .........................      $ 6,803       $ 6,803
                  Non-compete agreement ............          600          --
                                                          -------       -------
                                                            7,403         6,803

                  Accumulated amortization .........       (1,299)         (939)
                                                          -------       -------
                                                          $ 6,104       $ 5,864
                                                          =======       =======

DEFERRED COSTS

     Facility start-up costs, which include costs of initial employee training, travel and other direct expenses incurred in connection with the opening of new facilities or initiating new services or programs in existing facilities, are capitalized and generally amortized on a straight-line basis over the lesser of the initial term of the contract plus renewals or five years. Direct incremental development costs paid to unrelated third parties incurred in securing new facilities, including certain costs of responding to requests for proposal ("RFPs"), are capitalized as deferred costs and amortized as part of start-up costs. Internal payroll and other costs incurred in securing new facilities are expensed to general and administrative expenses. Deferred development costs are charged to general and administrative expenses when the success of obtaining a new facility project is considered doubtful.

     The American Institute of Certified Public Accountants has proposed an accounting standard which it may issue during 1998 that would require entities to expense start-up costs as incurred. If adopted, the standard may require the Company to expense previously capitalized start-up costs as a cumulative effect of a change in accounting principle in January 1999. At December 31, 1997, unamortized start-up costs were $1,256,000.

     Costs incurred relating to obtaining long-term debt financing are capitalized and amortized over the term of the related indebtedness. At December 31, 1997, the Company had recorded net deferred debt issuance costs of $896,000 related to obtaining the 1997 Credit Facility.

     REALIZATION OF LONG-LIVED ASSETS

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of " requires that long-lived assets be probable of future recovery in their respective carrying amounts as of each balance sheet date. The Company adopted SFAS No. 121 effective January 1, 1996. Management believes its long-lived assets are realizable and that no impairment allowance is necessary pursuant to the provision of SFAS No. 121 as of December 31, 1997.

                            CORNELL CORRECTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     REVENUE RECOGNITION

     Substantially all revenues are derived from contracts with federal, state and local government agencies, which pay either per diem rates based upon the number of occupant days for the period or cost-plus reimbursement. Revenues are recognized as services are provided. Deferred revenues result from advances or prepayments from agencies for future services to be provided.

     Included in accounts receivable at December 31, 1997 is approximately $1,756,000 of net receivables from the Pennsylvania Department of Education related to Abraxas' school programs. The Company is reimbursed for these programs by the Department of Education based upon its actual direct costs plus a percentage for allowable indirect costs. Historically, the Department of Education has disallowed certain costs in connection with its annual audit. The Company has filed appeals with the Department of Education for each year audited, which includes each school year in the period from July 1, 1989 through June 30, 1996. The ultimate outcome of these appeals is uncertain, however in the opinion of management, such resolution will not have a materially adverse effect on the Company's results of operations.

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

     USE OF ESTIMATES

     The Company's financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). Financial statements prepared in accordance with GAAP require the use of management estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Additionally, management estimates affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates made by management in the accompanying financial statements include the allowance for doubtful accounts related to the accounts receivable from Abraxas' school programs.

     BUSINESS CONCENTRATION

     Contracts with federal, state and local governmental agencies account for nearly all of the Company's revenues. The loss of or a significant decrease in business from one or more of these governmental agencies could have a material adverse effect on the Company's financial condition and results of operations.

     FINANCIAL INSTRUMENTS

     The Company considers the fair value of all financial instruments not to be materially different from their carrying values at the end of each fiscal year based on management's estimate of the Company's ability to borrow funds under terms and conditions similar to those of the Company's existing debt.

     ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees". In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", certain pro forma disclosures are provided in Note 8.

                            CORNELL CORRECTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     EARNINGS PER SHARE

     The Company, as required, adopted SFAS No. 128, "Earnings Per Share." In 1997 SFAS No. 128 revised the historical methodology used in computing earnings per share (EPS) such that the computations required for primary and fully diluted EPS were replaced with basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options. All earnings per share amounts presented herein have been restated to reflect the adoption of SFAS No. 128.

     SEGMENT REPORTING

     The Company will adopt SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in 1998. SFAS No. 131 provides revised disclosure guidelines for segments of an enterprise based on a management approach to defining operating segments.

2.   ACQUISITIONS

     In January 1997, the Company completed the acquisition of substantially all the assets of Interventions Co. ("Interventions"), a non-profit operator of a 300 bed adult residential pre-release facility in Dallas, Texas and 150 bed capacity residential transitional living center for juveniles in San Antonio, Texas.

     In September 1997, the Company acquired substantially all of the assets of the Abraxas Group, Inc. and four related entities (collectively, "Abraxas"). Abraxas is a provider of residential and non-residential community based juvenile programs, serving approximately 1,400 juvenile offenders throughout Pennsylvania, Ohio, Delaware and the District of Columbia. The acquisitions were financed primarily through borrowings under the 1997 and 1996 Credit Facilities (see Note 6).

     The acquisition costs and the estimated fair market value of the assets acquired and liabilities assumed associated with the above-mentioned acquisitions were as follows (in thousands):

                                                  INTERVENTIONS    ABRAXAS

Cash paid ......................................... $  5,773      $ 18,593
Transaction costs .................................      230           600
                                                    --------      --------
    Total purchase price .......................... $  6,003      $ 19,193
                                                    ========      ========
Net assets acquired --
  Cash ............................................ $    409      $    489
  Receivables, net ................................    1,509         8,551
  Other current assets ............................       54           107
  Property and equipment, net .....................    4,577        12,528
  Other assets ....................................     --             605
  Accounts payable and accrued liabilities ........     (546)       (3,087)
                                                    --------      --------
                                                    $  6,003      $ 19,193
                                                    ========      ========

     In July 1996, the Company completed the acquisition of substantially all the assets of MidTex Detentions, Inc. ("MidTex"), a private correctional center operator for the Federal Bureau of Prisons ("FBOP"), operating secure institutional facilities in Big Spring, Texas with a capacity of 1,305 beds at the date of acquisition ("Big Spring Complex"). In May 1996, the Company acquired a 310-bed facility located

                            CORNELL CORRECTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

in Houston, Texas ("Reid Center"), previously operated by Texas Alcoholism Foundation, Inc., and The Texas House Foundation, Inc. (collectively, "Texas House"). Total consideration for these acquisitions was approximately $25.7 million. The acquisitions were financed primarily through borrowings under the 1996 Credit Facility and a short-term convertible note. In connection with the MidTex acquisition, the Company entered into various agreements for the use of the facilities and the annual payment of $216,000 (in lieu of property taxes) per year for approximately the next 35 years.

     The acquisition costs and the estimated fair market value of the assets acquired and liabilities assumed associated with the above-mentioned acquisitions are as follows (in thousands):

                                                          MIDTEX     REID CENTER
                                                         --------      -------
Cash paid .............................................  $ 23,200      $ 1,986
Transaction costs .....................................       470           90
                                                         --------      -------
    Total purchase price ..............................  $ 23,670      $ 2,076
                                                         ========      =======
Net assets acquired --
  Cash ................................................  $    486      $  --
  Receivables, net ....................................     2,726         --
  Other current assets ................................       755         --
  Property and equipment, net:

    Prepaid facility use ..............................    21,710         --
    Other .............................................        10        2,090
  Other assets ........................................         5         --
  Accounts payable and accrued liabilities ............    (2,022)         (14)
                                                         --------      -------
                                                         $ 23,670      $ 2,076
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

     The 1997 and 1996 acquisitions have been accounted for as purchases; therefore, the accompanying statements of operations reflect the results of operations since their respective acquisition dates.

     The unaudited consolidated results of operations on a pro forma basis as though the 1997 and 1996 acquisitions had occurred as of the beginning of the Company's fiscal year 1996 were as follows (amounts in thousands, except per share data):

                                                      YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                       1997             1996
                                                  ------------      -----------
Total revenues ..............................     $     93,134      $    80,385
Net income (loss) ...........................            3,065           (1,040)
Net earnings (loss) per share
  - Basic ...................................              .42             (.28)
  - Diluted .................................              .40             (.28)

                            CORNELL CORRECTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.   PROPERTY AND EQUIPMENT
     Property and equipment were as follows (in thousands):

                                                             DECEMBER 31,
                                                  -----------------------------
                                                          1997             1996
                                                  ------------      -----------
Land ........................................     $      4,346      $       561
Prepaid facility use ........................           21,637           21,637
Buildings and improvements ..................           17,168            3,751
Furniture and equipment .....................            2,770              938
Construction in progress ....................            9,374              439
                                                  ------------      -----------
                                                        55,295           27,326

Accumulated depreciation and amortization ...           (2,779)          (1,252)
                                                  ------------      -----------
                                                  $     52,516      $    26,074
                                                  ============      ===========

     Construction in progress at December 31, 1997 includes construction and costs attributable to the 516 bed expansion of the Big Spring Complex and the 550 bed Charlton County Facility. The Company is committed to additional expenditures of approximately $21.0 million through 1998 to complete the Big Spring Complex expansion and the development of the Charlton County Facility.

4.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consisted of the following (in thousands):

                                                             DECEMBER 31,
                                                  -----------------------------
                                                       1997             1996
                                                  ------------      -----------
Accounts payable ............................     $      4,257      $     1,240
Accrued compensation expense ................            3,055            1,606
Accrued income taxes payable ................              898             --
Due to escrow ...............................            1,000             --
Other .......................................            4,366            1,536
                                                  ------------      -----------
                                                  $     13,576      $     4,382
                                                  ============      ===========

     Due to escrow represents an amount payable related to the purchase of Abraxas which was still outstanding as of December 31, 1997.

                            CORNELL CORRECTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.   INCOME TAXES

     The following is an analysis of the Company's deferred tax assets (in thousands):

                                                                DECEMBER 31,
                                                            -------------------
                                                              1997        1996
                                                            -------     -------
Deferred tax assets:

  Net operating loss carryforwards .....................    $   522     $   609
  Depreciation and amortization ........................        368         290
  Accrued expenses .....................................        986         282
  Deferred compensation ................................        331         331
  Other ................................................        252        --
                                                            -------     -------
                                                              2,459       1,512
Deferred tax liabilities:

  Start-up costs amortization ..........................        493        --
  Prepaid facility use amortization ....................        438        --
  Prepaid expenses .....................................        201        --
  Other ................................................        361        --
                                                            -------     -------
                                                              1,493        --

  Net deferred tax asset before valuation allowance ....        966       1,512
Valuation allowance ....................................       (420)       (904)
                                                            -------     -------
  Net deferred tax asset ...............................    $   546     $   608
                                                            =======     =======

     The components of the Company's income tax provision were as follows (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                  1997       1996           1995
                                                ------      -----       --------
Current provision ........................      $1,937      $ 247       $   --
Deferred provision (benefit) .............          62       (172)          --
                                                ------      -----       --------
  Tax provision ..........................      $1,999      $  75       $   --
                                                ======      =====       ========

     A reconciliation of taxes at the federal statutory rate with the income taxes recorded by the Company is presented below (in thousands):

                                                        YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                         1997     1996     1995
                                                      -------    -----    -----
Computed taxes at statutory rate of 34 percent ....   $ 1,888    $(783)   $(336)
Amortization of non-deductible intangibles ........       116      186      162
State income taxes, net of federal benefit ........       229      (39)    --
Changes in valuation allowance ....................      (484)     629      190
Other .............................................       250       82      (16)
                                                      -------    -----    -----
                                                      $ 1,999    $  75    $--
                                                      =======    =====    =====

                            CORNELL CORRECTIONS, INC.

     As of December 31, 1997, the Company has a net operating loss carryforward for income tax purposes of approximately $1,375,000 available to offset future taxable income. This carryforward will expire beginning 2008. The Company's income tax provision for the year ended December 31, 1997 included a benefit for the reversal of a portion of the valuation allowance resulting from the utilization of prior net operating losses.

6.   LONG-TERM DEBT

     The Company's long-term debt consisted of the following (in thousands):

                                                                   DECEMBER 31,
                                                                ----------------
                                                                1997        1996
                                                                ----        ----
Notes payable, interest at 2.9% to 9.9% ................        $432        $745
  Less -- current maturities ...........................         294         283
                                                                ----        ----
                                                                $138        $462
                                                                ====        ====

     On September 9, 1997, the Company entered into a $60.0 million revolving line of credit with a financial institution and on October 31, 1997, the Company formalized terms under an amended and restated credit agreement (the "1997 Credit Facility"). The 1997 Credit Facility provides for borrowings of up to $60.0 million, the availability of which is determined by the Company's projected pro forma cash flow. The 1997 Credit Facility matures in March 2003 and bears interest, at the election of the Company, at either the prime rate plus a margin of 0% to .5% or a rate which is 1.75% to 2.50% above the applicable LIBOR rate. Interest is payable monthly with respect to prime rate loans and at the expiration of the applicable LIBOR period for LIBOR based loans. Commitment fees equal to 0.375% per annum are payable on the unused portion of the facility. The 1997 Credit Facility is secured by all of the Company's assets, including the stock of all the Company's subsidiaries, does not permit the payment of cash dividends and requires the Company to comply with certain earnings, net worth and debt service covenants. As of December 31, 1997, there were no outstanding borrowings under the 1997 Credit Facility.

     Notes payable pertain to financed insurance premiums and various vehicle notes. Scheduled maturities of long-term debt were as follows (in thousands):

                                                                   DECEMBER 31,
                                                                      1997
                                                                   -----------
1998 .....................................................            $294
1999 .....................................................             135
2000 .....................................................               3
                                                                      ----
   Total .................................................            $432
                                                                      ====

                            CORNELL CORRECTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.   COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     The Company leases office space and certain facilities under long-term operating leases. Rent expense for all operating leases for the years ended December 31, 1997, 1996 and 1995, was approximately $3,583,000, $2,358,000, and
$2,244,000, respectively. As of December 31, 1997, the Company had the following rental commitments under noncancelable operating leases (in thousands):

For the year ending December 31 --
1998 ........................................            $3,377
1999 ........................................             1,678
2000 ........................................             1,010
2001 ........................................               617
2002 ........................................               312
Thereafter ..................................             2,004
                                                         ------
                                                         $8,998

     401(K) PLAN

     The Company has a defined contribution 401(k) plan. The Company's matching contribution represents 50 percent of a participant's contribution, up to the first six percent of the participant's salary. The Company can also make additional discretionary profit-sharing contributions. For the years ended December 31, 1997, 1996 and 1995, the Company recorded $514,000, $210,000 and
$139,000, respectively, of contribution expense.

     OTHER

     The Company is currently negotiating with union representatives over terms for agreements covering employee groups at two of its facilities.

     The Company is subject to certain claims and disputes arising in the normal course of the Company's business. In the opinion of the Company's management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

8.   STOCKHOLDERS' EQUITY

     STOCK OFFERINGS

     On October 17, 1997, the Company completed an offering of its common stock. Net proceeds to the Company from the sale of the 2,250,000 shares of newly issued common stock were approximately $41.1 million. Proceeds from the offering were used to repay indebtedness of $18.0 million under the 1997 Credit Facility with the remainder to be used for future acquisitions and general working capital purposes.

     On October 3, 1996, the Company completed an initial public offering of its common stock ("IPO"). Net proceeds to the Company from the sale of the 3,523,103 shares of newly issued common stock were approximately $37.4 million.

     Preferred stock may be issued from time to time by the Board of Directors of the Company, which is responsible for determining the voting, dividend, redemption, conversion and liquidation features of any preferred stock.

                            CORNELL CORRECTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     OPTIONS

     In May 1996, the Company adopted the 1996 Stock Option Plan ("1996 Plan"). Pursuant to the 1996 Plan, the Company may grant non-qualified and incentive stock options. The Compensation Committee of the Board of Directors is responsible for determining the exercise price and vesting terms for the options. Additionally, prior to the IPO, the Company made various grants of options to purchase the Company's common stock.

     The Company may grant options for up to 880,000 shares under the 1996 Plan under which the Company has granted options on 824,358 shares through December 31, 1997. The 1996 Plan option exercise price can be no less than the market price of the Company's common stock on the date of grant. The 1996 Plan options vest up to five years, and expire after seven to ten years.

     A summary of the status of the Company's 1996 plan and other options at December 31, 1997, 1996, and 1995 and changes during the years then ended is presented in the tables below:

                                                    1997                   1996                     1995
                                            --------------------       -----------------       ------------------
                                                        WEIGHTED                WEIGHTED                WEIGHTED
                                                         AVERAGE                 AVERAGE                 AVERAGE
                                                        EXERCISE                EXERCISE                EXERCISE
                                              SHARES      PRICE        SHARES     PRICE        SHARES     PRICE
                                            ----------  --------   -----------  --------    ----------  --------

Outstanding at beginning of year........    1,078,109   $  4.32       814,562    $ 2.12        83,062     $ 5.11
Granted.................................      161,000     12.57       776,469      5.24       732,500       1.78
Exercised...............................     (375,505)     2.55      (512,922)     2.22        (1,000)      2.50
Forfeited...............................       (9,150)     9.67            --        --            --         --
Expired.................................           --        --            --        --            --         --
                                           ----------             -----------               ---------
Outstanding at end of year..............      854,454               1,078,109      4.32       814,562       2.12
                                           ==========             ===========               =========

Exercisable at end of year..............      613,604      4.64       930,609      3.46       793,562       2.11

Weighted average fair value of
   options granted at market............        $9.42                   $4.10                    $.55

     In connection with the acquisition of Abraxas in September 1997, the Company granted options to purchase 10,000 shares of common stock at an exercise price of $7.59 which was equal to 50% of the fair market value of the Company's common stock. The fair value of these options, which were not granted under the 1996 Plan, was $12.57 per share. In July 1996, the Company recorded compensation expense of $870,000 related to options granted to certain officers of the Company.

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                                          WEIGHTED    WEIGHTED                       WEIGHTED
                                                           AVERAGE     AVERAGE                        AVERAGE
                                            NUMBER       REMAINING    EXERCISE        NUMBER         EXERCISE
         RANGE OF EXERCISE PRICES        OUTSTANDING       LIFE         PRICE      EXERCISABLE        PRICE
       --------------------------        -----------     ---------    --------     ------------     ----------
       $    2.00 to $  2.82...........       251,606         7.9      $  2.22           247,856      $  2.22
           3.75 to     7.59...........       327,248         8.5         5.01           294,748         4.92
          10.375 to   15.19...........       275,600         9.1        12.49            71,000        11.89
                                         -----------                                -----------
                                             854,454         8.5         6.60           613,604         4.64
                                         ===========                                ===========

                            CORNELL CORRECTIONS, INC.

     Had compensation cost for the stock option grants under the 1996 Plan and other stock options and warrants been determined under SFAS No. 123, the Company's net income (loss) and net earnings (loss) per share would have been the following pro forma amounts (in thousands, except per share amounts):

                                                                              YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------
                                                                           1997           1996       1995
                                                                       ------------   ------------ --------
       Net income (loss):                   As reported                  $   3,554    $  (2,379)   $    (989)
                                            Pro forma                        3,177       (3,503)      (1,391)

       Earnings (loss) per share (diluted): As reported                        .46         (.65)        (.32)
                                            Pro forma                          .41         (.95)        (.45)

     Because SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     Under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the minimum value calculation prior to the IPO, and the Black-Scholes option pricing model subsequent to the IPO. The following weighted average assumptions were used for grants in 1997, 1996, and 1995, respectively: risk-free interest rates of 6.5%, 6.8%, and 6.1%; dividend rates of $0, $0, and $0; expected lives of 10.0, 7.5 and 7.0 years; expected volatility of 54.79% for 1997 and 32.5% since the Company's stock began trading in October 1996.

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

                            CORNELL CORRECTIONS, INC.

9.   SUBSEQUENT EVENTS

     On January 6, 1998, the Company acquired the Great Plains Correctional Facility ("Great Plains") located in Hinton, Oklahoma. The Company paid an aggregate purchase price of $43.8 million comprised of $43.0 million in cash, and approximately $750,000 of transaction costs. The Company financed the purchase with $18.8 million of borrowings under its 1997 Credit Facility and the remainder with cash. The acquisition is being treated as a purchase for accounting purposes.

     Great Plains is currently operated pursuant to a one-year contract with nine one-year renewal options between the Oklahoma Department of Corrections and HEDA; HEDA in turn currently subcontracts the daily operations of the prison to another operator. The Company will immediately begin the transition from the current operator and will assume the complete operations of the prison on or before July 5, 1998. The purchase included the 812 bed facility and all surrounding infrastructure, a 30 year operating contract with four five year renewals between HEDA and the Company, plus an additional 20 adjacent acres of land for potential future expansion of the facility.

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)     FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
              1.  Financial statements and reports of Arthur Andersen LLP

                      Report of Independent Public Accountants
                      Consolidated Balance Sheets - December 31, 1997 and 1996

                      Consolidated Statements of Operations for the years ended
                         December 31, 1997, 1996, and 1995

                      Consolidated Statements of Stockholders' Equity for the
                         years ended December 31, 1997, 1996, and 1995

                      Consolidated Statements of Cash Flows for the years ended
                         December 31, 1997, 1996, and 1995

                      Notes to Consolidated Financial Statements
              2.  Financial statement schedules

                      All schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

              3.  Exhibits

  EXHIBIT

    NO.                                  DESCRIPTION                                    INCORPORATED BY REFERENCE
    3.1      Restated Certificate of Incorporation of the Company.                                 (1)
    3.2      Amended and Restated Bylaws of the Company.                                           (2)
    4.1      Certificate representing Common Stock.                                                (3)
    4.2      Registration Rights Agreement dated as of March 31, 1994, as amended,                 (3)

             among the Company and the stockholders listed on the signature pages thereto.

    9.1      Stock Transfer and Voting Agreement dated November 23, 1994                           (3)
             between David M. Cornell and Jane B. Cornell.
   10.1      Cornell Corrections, Inc. 1996 Stock Option Plan.                                     (3)
   10.2      Employment Agreement dated as of September 9, 1997 between Abraxas                    (2)
             Group, Inc. and Arlene R. Lissner.

   10.3      Covenant Not to Compete Agreement dated as of September 9, 1997 by                    (2)
             and between the Company and Arlene R. Lissner.
   10.4      Form of Indemnification Agreement between the Company and each of                     (3)
             its directors and executive officers.
   10.5      Stockholders Agreement among certain stockholders named therein dated                 (2)
             September 15, 1997.
   10.6      Contract between CCCI and the CDC (No. 92.401) for the Baker,                         (3)
             California Facility dated June 25, 1992, as amended.
   10.7      Professional Management Agreement between the Company and Central                     (3)
             Falls Detention Facility Corporation dated July 15, 1992.
   10.8      Operating Agreement by and between each of MidTex Detentions, Inc.,                   (3)
             the City of Big Spring, Texas ("Big Spring") and Cornell Corrections of
             Texas, Inc. ("CCTI") dated as of July 1, 1996 and related Assignment and Assumption of Operating Agreement.
   10.9      Contract between CCCI and the CDC (No. R92.132) for the Live Oak,                     (3)
             California Facility dated March 1, 1993, as amended.
   10.10     Asset Purchase Agreement dated as of January 31, 1997 by and between                  (4)
             Cornell Corrections of Texas, Inc. and Interventions Co.
   10.11     Asset Purchase Agreement dated as of August 14, 1997 by and between                   (2)
             Cornell Corrections, Inc. and Abraxas Group, Inc., Foundation for
             Abraxas, Inc., Abraxas Foundation, Inc., Abraxas Foundation of Ohio
             and Abraxas, Inc.
   10.12     Contract between Texas Alcoholism Foundation, Inc. and the Texas                      (3)
             Department of Criminal Justice, Parole Division for the Reid Facility
             dated January 31, 1996, as amended.
   10.13     Form of Contract between CCCI and the Utah State Department of                        (3)
             Human Services, Division of Youth Corrections for the Salt Lake City,
             Utah Juvenile Facility.
   10.14     Asset Purchase Agreement among CCTI, Texas Alcoholism Foundation,                     (3)
             Inc. and the Texas House Foundation, Inc. dated May 14, 1996.
   10.15     Asset Purchase Agreement among CCTI, the Company, Ed Davenport,                       (3)
             Johnny Rutherford and MidTex Detentions, Inc. dated May 22, 1996.
   10.16     Lease Agreement between CCCI and Baker Housing Company dated                          (3)
             August 1, 1987 for the Baker, California facility.
   10.17     Lease Agreement between CCCI and Sun Belt Properties dated as of May                  (3)
             23, 1988, as amended for the Live Oak, California facility.
   10.18     Lease Agreement between Big Spring and Ed Davenport dated as of July                  (3)
             1, 1996 for the Interstate Unit and related Assignment and Assumption of
             Leases.

  EXHIBIT
    NO.                                  DESCRIPTION                                    INCORPORATED BY REFERENCE
   10.19     Secondary Sublease Agreement between Big Spring and Ed Davenport                      (3)

             dated as of July 1, 1996 for the Airpark Unit and related
             Assignment and Assumption of Leases.

   10.20     Secondary Sublease Agreement between Big Spring and Ed Davenport                      (3)
             dated as of July 1, 1996 for the Flightline Unit and related Assignment and Assumption of Leases.
   10.21     Stock Option Agreement between the Company and CEP II dated July 9,                   (3)
             1996.
   10.22     Form of Option Agreement between the Company and the Optionholder                     (3)
             listed therein dated as of November 1, 1995.
   10.23     Second Amended and Restated Credit Agreement among the Company,
             Subsidiaries of the Company, the Lenders and ING, as agent to the
             Lenders dated as of October 31, 1997.
   11.1      Computation of Per Share Earnings.
   21.1      Subsidiaries of the Company.
   23.1      Consent of Arthur Andersen LLP.
   27.1      Financial Data Schedule.

-----------  -------------------------------------------------------------------- -------------------------------------

  (1)  Annual Report on Form 10-K of the Company for the year ended December 31, 1996.
  (2)  Registration Statement on Form S-1 of the Company (Registration No. 333-35807).
  (3)  Registration Statement on Form S-1 of the Company (Registration No. 333-08243).
  (4)  Current Report on Form 8-K of the Company dated January 31, 1997 (File No. 1-14472).

      (b)     REPORTS ON FORM 8-K

              On November 10, 1997, the Company filed Amendment No. 1 to Form
              8-K dated September 9, 1997 reporting the acquisition of Abraxas
              Group, Inc.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CORNELL CORRECTIONS, INC.

Dated:       March 9, 1998                By:   /S/ DAVID M. CORNELL
                                                David M. Cornell
                                                Chairman of the Board, President
                                                and Chief Executive Officer

SIGNATURE                        TITLE                             DATE

/S/ DAVID M. CORNELL             Chairman of the Board, President  March 9, 1998
David M. Cornell                 and Chief Executive Officer

                                 (Principal Executive Officer)

/S/ STEVEN W. LOGAN              Senior Vice President and         March 9, 1998
    Steven W. Logan              Chief Financial Officer
                                 (Principal Financial Officer and

                                  Principal Accounting Officer)

/S/ CAMPBELL A. GRIFFIN, JR.*    Director                          March 9, 1998
    Campbell A. Griffin, Jr.


/S/ RICHARD T. HENSHAW III*      Director                          March 9, 1998
    Richard T. Henshaw III


/S/ PETER A. LEIDEL*             Director                          March 9, 1998
    Peter A. Leidel

/S/ ARLENE R. LISSNER *          Director                          March 9, 1998
    Arlene R. Lissner

/S/ TUCKER TAYLOR*               Director                          March 9, 1998
    Tucker Taylor

* By:     DAVID M. CORNELL
          David M. Cornell
          Attorney-in-Fact