Form 10-Q
period 1998-03-31
CORNELL CORRECTIONS INC
filed 1998-05-14
CIK 1016152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                       Yes  [X]   No [ ]

      At April 30, 1998 Registrant had outstanding 9,412,904 shares of its Common Stock.

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                   CORNELL CORRECTIONS, INC.
                                  CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)
                               (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         MARCH 31,  DECEMBER 31,
                                                           1998        1997
                                                        ---------   ---------
                                     ASSETS

CURRENT ASSETS:

    Cash and cash equivalents ..........................$   1,191   $  18,968
    Accounts receivable, net ...........................   23,289      20,137
    Deferred tax asset .................................      604         604
    Prepaids and other .................................    1,735       1,366
    Restricted assets ..................................    1,541       1,564
                                                        ---------   ---------
        Total current assets ...........................   28,360      42,639
PROPERTY AND EQUIPMENT, net ............................  106,903      52,516
OTHER ASSETS:
    Intangible assets, net .............................    6,004       6,104
    Deferred costs and other ...........................    2,776       2,850
                                                        ---------   ---------
        Total assets ...................................$ 144,043   $ 104,109
                                                        =========   =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable and accrued liabilities .............$  19,658   $  13,576
    Deferred revenues ....................................    2,598       2,549
    Current portion of long-term debt ....................      294         294
                                                          ---------   ---------
        Total current liabilities ........................   22,550      16,419
LONG-TERM DEBT, net of current portion ...................   32,561         138
OTHER LONG-TERM LIABILITIES ..............................      816         822

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

    Preferred stock, $.001 par value, 10,000,000 shares authorized,
      none outstanding ....................................       --          --
    Common stock, $.001 par value, 30,000,000 shares authorized,
      9,945,904 and 9,967,904 shares issued and outstanding,
      respectively .......................................       10          10
    Additional paid-in capital ...........................   89,812      89,684
    Stock option loans ...................................     (455)       (455)
    Retained earnings (deficit) ..........................    1,102        (156)
    Treasury stock (555,000 shares of common stock, at
      cost) ..............................................   (2,353)     (2,353)
                                                          ---------   ---------
        Total stockholders' equity .......................   88,116      86,730
                                                          ---------   ---------
        Total liabilities and stockholders' equity .......$ 144,043   $ 104,109
                                                          =========   =========

    The accompanying notes are an integral part of these consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                              1998       1997
                                                           ---------   --------
REVENUES..................................................  $ 27,041   $13,200
OPERATING EXPENSES........................................    22,116    10,797
DEPRECIATION AND AMORTIZATION.............................       935       448
GENERAL AND ADMINISTRATIVE EXPENSES.......................     1,597     1,069
                                                            --------   -------

INCOME FROM OPERATIONS....................................     2,393       886
INTEREST EXPENSE..........................................       339       106
INTEREST INCOME...........................................       (42)      (54)
                                                            --------   -------

INCOME BEFORE PROVISION FOR INCOME TAXES..................     2,096       834
PROVISION FOR INCOME TAXES................................       838       334
                                                            --------   -------

NET INCOME................................................  $  1,258   $   500
                                                            ========   =======

NET EARNINGS PER SHARE:

    Basic.................................................  $    .13   $   .07
                                                            ========   =======
    Diluted...............................................  $    .13   $   .07
                                                            ========   =======

NUMBER OF SHARES USED IN PER SHARE CALCULATION:

    Basic.................................................     9,399     6,766
                                                            ========   =======
    Diluted...............................................     9,897     7,106
                                                            ========   =======


    The accompanying notes are an integral part of these consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             ------------------
                                                                1998       1997
                                                             --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income.................................................$  1,258   $   500
  Adjustments to reconcile net income to net cash provide
    by (used in) operating activities --
    Depreciation.............................................     631       185
    Amortization.............................................     304       264
    Change in assets and liabilities, net of effects from
      acquisitions
        Accounts receivable..................................  (3,152)   (2,411)
        Restricted assets....................................      23      (101)
        Other assets.........................................    (334)     (845)
        Accounts payable and accrued liabilities.............   2,055       921
        Deferred revenues and other liabilities..............      43        18
                                                             --------   -------
    Net cash provided by (used in) operating activities......     828    (1,469)
                                                             --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures.......................................  (7,405)     (616)
  Acquisition of businesses, less cash acquired.............. (43,750)   (5,594)
                                                             --------   -------
    Net cash used in investing activities.................... (51,155)   (6,210)
                                                             --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from long-term debt...............................  42,750     4,600
  Payments on long-term debt................................. (10,328)   (1,580)
  Proceeds from exercises of stock options...................     128       153
                                                             --------   -------
    Net cash provided by financing activities................  32,550     3,173
                                                             --------   -------

NET DECREASE IN CASH AND CASH EQUIVALENTS.................... (17,777)   (4,506)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.............  18,968     4,874
                                                             --------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...................$  1,191   $   368
                                                             ========   =======

SUPPLEMENTAL CASH FLOW DISCLOSURE:

  Interest paid, net of amounts capitalized..................$    341   $   116
                                                             ========   =======
  Income taxes paid..........................................$    495   $    --
                                                             ========   =======


    The accompanying notes are an integral part of these consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2.  ACQUISITIONS

    On January 6, 1998, the Company purchased the Great Plains Correctional Facility ("Great Plains"), located in Hinton, Oklahoma. The Company paid an aggregate purchase price of $43.8 million comprised of $43.0 million in cash and $750,000 of transaction costs. The Company financed the purchase with $18.8 million of borrowings under its 1997 Credit Facility and the remainder with cash. The aggregate purchase price included the 812 bed facility and all surrounding infrastructure, a 30 year operating contract with four five year renewals between the Hinton Economic Development Authority ("HEDA") and the Company, plus an additional 20 adjacent acres of land for potential future expansion of the facility.

    Great Plains is currently operated pursuant to a one-year contract with nine one-year renewal options between the Oklahoma Department of Corrections and HEDA; HEDA in turn currently subcontracts the daily operations of the prison to the operator. The Company immediately began the transition from the current operator and will assume the complete operations of the prison on or before July 7, 1998.

    The unaudited consolidated results of operations on a pro forma basis as though the January 1998 purchase of the Great Plains Correctional Facility and the September 1997 acquisition of Abraxas had occurred as of the beginning of the Company's 1997 fiscal year is as follows (amounts in thousands, except per share data):

                                                            THREE MONTHS ENDED
                                                               MARCH 31, 1997
                                                            -------------------
         Total revenues.........................................  $25,501
         Net income.............................................      905

         Earnings per share:

             Basic..............................................      .10
             Diluted............................................      .09

3.  LONG-TERM DEBT

    As of March 31, 1998, the Company had borrowings outstanding under the 1997 Credit Facility of $32.5 million. Under the 1997 Credit Facility, the Company has a $60.0 million revolving line of credit, the availability of which is determined by the Company's projected pro forma cash flow. The 1997 Credit Facility matures in 2003 and bears interest, at the election of the Company, at either the prime rate plus a margin of 0% to .5% or a rate which is 1.75% to 2.50% above the applicable LIBOR rate.

4.  EARNINGS PER SHARE

    The Company, as required, adopted SFAS No. 128, "Earnings Per Share" effective December 31, 1997. SFAS No. 128 revised the historical methodology used in computing earnings per share (EPS) such that the computations required for primary and fully diluted EPS were replaced with basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options. All earnings per share amounts presented herein have been restated to reflect the adoption of SFAS No. 128.

5.  SEGMENT REPORTING

    The Company will adopt SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in 1998. SFAS No. 131 provides revised disclosure guidelines for segments of an enterprise based on a management approach to defining operating segments.

6.  DEFERRED COSTS

    In April, 1998, Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5") was issued. SOP 98-5 requires entities to expense start-up costs as incurred and to expense previously capitalized start-up costs as a cumulative effect of a change in accounting principle. SOP 98-5 is generally effective for fiscal years beginning after December 15, 1998. At March 31, 1998, the Company's unamortized start-up costs were approximately $1.3 million.

7.  STOCKHOLDER RIGHTS PLAN

    On May 1, 1998, the Company adopted a stockholder rights plan. Under the plan, each stockholder of record at the close of the business day on May 11, 1998 will receive one Preferred Stock Purchase Right ("Right") for each share of common stock held. The Rights expire on May 1, 2008. Each Right initially entitles the stockholder to purchase one one-thousandth of a Series A Junior Participating Preferred Share for $120.00. Each Preferred Share has terms designed to make it economically equivalent to one thousand common shares. The Rights will become exercisable only in the event a person or group acquires 15% or more of the Company's common stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning 15% or more of the Company's common stock. If a person or group acquires a 15% or more position in the Company, each Right (except those held by the acquiring party) will then entitle its holder to purchase, at the exercise price, common stock of the Company having a value of twice the exercise price. The effect will be to entitle the holder to buy the common stock at 50% of the market price. Also, if following an acquisition of 15% or more of the Company's common stock, the Company is acquired by that person or group in a merger or other business combination transaction, each Right would then entitle its holder to purchase common stock of the acquiring company having a value of twice the exercise price. The effect will be to entitle the Company's stockholder to buy stock in the acquiring company at 50% of the market price. The Company may redeem the Rights at $0.01 per Right at any time prior to the acquisition of 15% or more of its common stock by a person or group.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company provides integrated facility development, design, construction and operational services to governmental agencies within three areas of operational focus: (i) secure institutional correctional and detention services;
(ii) juvenile correctional and detention services and (iii) pre-release correctional services. The following table sets forth the number of facilities, offender capacity and beds under contract or award at the end of the periods shown.

                                                         MARCH 31,  DECEMBER 31,
                                                           1998         1997
                                                         ---------   ----------
     Facilities in operation (1)........................     39           39
     Total offender capacity:
         Residential....................................  7,065        6,172
         Non-residential community based................    900          900
           Total........................................  7,965        7,072
     Beds under contract (end of period) (2)............  6,530        5,747
     Contracted beds in operation (end of period) (2)...  4,944        4,161
     Average occupancy based on contracted beds in
       operation (2)(3).................................   98.9%      97.6%

-----------
(1) As of March 31, 1998, the Company had 39 facilities in operation and contracts to operate two additional facilities under development. Of the 41 facilities, 10 are non-residential community-based facilities.

(2) Based on contracted offender capacity of residential facilities in operation. Since certain facilities have offender capacities that exceed contracted capacities, occupancy percentages can exceed 100% of contracted capacity.

(3) For any applicable facilities, includes reduced occupancy during the start-up phase.

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

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                          --------------------
                                                             1998         1997
                                                          -------      -------
         Total revenues.................................    100.0%       100.0%
         Operating expenses.............................     81.8         81.8
         Depreciation and amortization..................      3.5          3.4
         General and administrative expenses............      5.9          8.1
                                                          -------      -------
         Income from operations.........................      8.8          6.7
         Interest expense, net..........................      1.1          0.4
                                                          -------      -------
         Income before provision for income taxes.......      7.7          6.3
         Provision for income taxes.....................      3.1          2.5
                                                          -------      -------
         Net income.....................................      4.6%         3.8%
                                                          =======      =======

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

    REVENUES. Revenues increased 104.9% to $27.0 million for the three months ended March 31, 1998 from $13.2 million for the three months ended March 31, 1997. The increase in revenues of approximately $13.8 million was due principally to the acquisition of Abraxas in September 1997 and the purchase of the Great Plains Correctional Facility in January 1998. In addition, the Company assumed the operation of the 240 bed Santa Fe County Detention Center in July 1997.

    OPERATING EXPENSES. Operating expenses increased 104.8% to $22.1 million for the three months ended March 31, 1998 from $10.8 million for the three months ended March 31, 1997. The increase in operating expenses was due principally to the acquisition of Abraxas in September 1997, the purchase of the Great Plains Correctional Facility in January 1998 and the assumption of operation of the Santa Fe County Detention Center in July 1997. As a percentage of revenues, operating expenses remained comparable at 81.8%.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by 108.7% to $935,000 for the three months ended March 31, 1998 from $448,000 for the three months ended March 31, 1997. The increase was due principally to the depreciation of buildings and equipment acquired from Abraxas in September 1997 and depreciation of the Great Plains Correctional Facility acquired in January 1998.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 49.4% to $1.6 million for the three months ended March 31, 1998 from $1.1 million for the three months ended March 31, 1997. The increase in general and administrative expenses resulted from additional corporate, development, and administrative personnel to manage the increased bidding volume and business of the Company. As a percentage of revenues, general and administrative expenses decreased to 5.9% from 8.1% due principally to the larger revenue base.

    INTEREST. Interest expense, net of interest income, increased to $297,000 for the three months ended March 31, 1998 from $52,000 for the three months ended March 31, 1997 due principally to borrowings under the Company's 1997 Credit Facility for the purchase of the Great Plains Correctional Facility. During the three months ended March 31, 1998, the Company capitalized interest totaling $239,000 related to costs of facilities currently under construction and development.

    INCOME TAXES. For the three months ended March 31, 1998 and 1997, the Company recognized a provision for income taxes at an estimated effective rate of 40%.

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

    WORKING CAPITAL. The Company's working capital decreased to $5.8 million at March 31, 1998 from $26.2 million at December 31, 1997. This decrease was principally due to the use of cash to fund a portion of the Great Plains Correctional Facility purchase in January 1998.

    CASH PROVIDED BY OPERATING ACTIVITIES. The Company had net cash provided by operating activities of $828,000 for the three months ended March 31, 1998. Significant sources of cash include $2.2 million of net income plus depreciation and amortization and an increase in accounts payable and accrued liabilities. Significant uses of operating cash during the period include an increase in accounts receivable due to the Great Plains Correctional Facility and certain juvenile operations and start-up costs for facilities under development.

    EXISTING CREDIT FACILITIES. Under the 1997 Credit Facility, the Company has a $60.0 million revolving line of credit, the availability of which is determined by the Company's projected pro forma cash flow. The 1997 Credit Facility matures in 2003. As of March 31, 1998 the Company had borrowings outstanding under the 1997 Credit Facility of $32.5 million.

    CAPITAL EXPENDITURES. Capital expenditures for the three months ended March 31, 1998 were $7.4 million and related principally to construction-in-progress for the 516 bed expansion of the Big Spring Complex, the 550 bed Charlton County Facility and a new building at the Reid Center. The Company anticipates spending an additional $14 million through 1998 to complete the Big Spring Complex expansion and the development of the Charlton County Facility.

    In January 1998, the Company acquired the Great Plains Correctional Facility. The Company financed the $43.0 million purchase price with a combination of $18.8 million in borrowings under the 1997 Credit Facility, and the remainder with cash remaining from the October 1997 stock offering and cash generated from operations.

    Management of the Company believes that the cash flows generated from operations, together with the credit available under the 1997 Credit Facility, will provide sufficient liquidity to meet the Company's working capital requirements for the near term. It is not anticipated that the 1997 Credit Facility will provide sufficient financing to fund construction costs related to future institutional contract awards, expansions or significant future acquisitions. The Company anticipates obtaining additional sources of financing to fund such activities.

NEW ACCOUNTING STANDARD

    In April, 1998, Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5") was issued. SOP 98-5 requires entities to expense start-up costs as incurred and to expense previously capitalized start-up costs as a cumulative effect of a change in accounting principle. SOP 98-5 is generally effective for fiscal years beginning after December 15, 1998. At March 31, 1998, the Company's unamortized start-up costs were approximately $1.3 million.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a.  Exhibits

               11.1   Statement Re: Computation of Per Share Earnings

               27     Financial Data Schedule

           b.  Reports on Form 8-K

               Form 8-K of the Company dated January 21, 1998 reporting the purchase of the Great Plains Correctional Facility on January
               6, 1998. Amendment No. 1 to that Form 8-K with historical and pro forma financial information was filed on February 26, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CORNELL CORRECTIONS, INC.

Date:   May 14, 1998                By:   /s/ DAVID M. CORNELL
                                          --------------------
                                          DAVID M. CORNELL

                                          Chairman of the Board, President
                                          and Chief Executive Officer
                                          (Principal Executive Officer)

Date:   May 14, 1998                By:   /s/ KEVIN B. KELLY
                                          ------------------
                                          KEVIN B. KELLY

                                          Controller, Chief Accounting Officer
                                          and Secretary