Form 10-Q
period 1998-06-30
CORNELL CORRECTIONS INC
filed 1998-08-12
CIK 1016152

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                               Yes  X   No

At July 31, 1998 Registrant had outstanding 9,550,916 shares of its Common
Stock.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CORNELL CORRECTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          JUNE 30,  DECEMBER 31,
                                                           1998         1997
                                                         ---------    ---------
                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .........................   $   1,141    $  18,968
   Accounts receivable, net ..........................      22,462       20,137
   Deferred tax asset ................................         604          604
   Prepaids and other ................................       2,594        1,366
   Restricted assets .................................       1,699        1,564
                                                         ---------    ---------
      Total current assets ...........................      28,500       42,639
PROPERTY AND EQUIPMENT, net ..........................     126,454       52,516
OTHER ASSETS:
   Intangible assets, net ............................       5,904        6,104
   Deferred costs and other ..........................       3,941        2,850
                                                         ---------    ---------
      Total assets ...................................   $ 164,799    $ 104,109
                                                         =========    =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities ..........   $  20,350    $  13,576
   Deferred revenues .................................       2,187        2,549
   Current portion of long-term debt .................         239          294
                                                         ---------    ---------
      Total current liabilities ......................      22,776       16,419
LONG-TERM DEBT, net of current portion ...............      51,769          138
OTHER LONG-TERM LIABILITIES ..........................         810          822

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value, 10,000,000
     shares authorized, none outstanding .............        --           --
   Common stock, $.001 par value, 30,000,000
     shares authorized, 9,975,404 and 9,945,904
     shares issued and outstanding, respectively .....          10           10
   Additional paid-in capital ........................      89,859       89,684
   Stock option loans ................................        (455)        (455)
   Retained earnings (deficit) .......................       2,383         (156)
   Treasury stock (555,000 shares of common stock,
     at cost) ........................................      (2,353)      (2,353)
                                                         ---------    ---------
      Total stockholders' equity .....................      89,444       86,730
                                                         ---------    ---------
      Total liabilities and stockholders' equity .....   $ 164,799    $ 104,109
                                                         =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                         ------------------    -----------------
                                               JUNE 30,           JUNE 30,
                                         ------------------    -----------------
                                            1998      1997      1998    1997
                                           -------   ------    ------  ------
REVENUES.................................. $29,099  $14,840  $56,140  $28,041

OPERATING EXPENSES........................  23,618   11,759   45,734   22,556
DEPRECIATION AND AMORTIZATION.............     965      671    1,900    1,120
GENERAL AND ADMINISTRATIVE EXPENSES.......   2,034    1,149    3,631    2,218
                                            ------   ------   ------   ------

INCOME FROM OPERATIONS....................   2,482    1,261    4,875    2,147
INTEREST EXPENSE..........................     377      102      716      209
INTEREST INCOME...........................     (30)     (31)     (72)     (86)
                                            ------   ------   ------   ------

INCOME BEFORE PROVISION FOR
  INCOME TAXES............................   2,135    1,190    4,231    2,024
PROVISION FOR INCOME TAXES................     854      395    1,692      729
                                            ------   ------   ------   ------
NET INCOME ...............................  $1,281   $  795   $2,539   $1,295
                                            ======   ======   ======   ======

NET EARNINGS PER SHARE:
  Basic...................................  $  .14   $  .12   $  .27   $  .19
                                            ======   ======   ======   ======
  Diluted.................................  $  .13   $  .11   $  .26   $  .18
                                            ======   ======   ======   ======

NUMBER OF SHARES USED IN PER SHARE
  CALCULATION:
  Basic...................................   9,416    6,843    9,407    6,804
                                            ======   ======   ======   ======
  Diluted.................................   9,813    7,171    9,854    7,139
                                            ======   ======   ======   ======

The accompanying notes are an integral part of these consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                             SIX MONTHS ENDED
                                                                  JUNE 30,
                                                             -----------------
                                                               1998      1997
                                                              ------   ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $2,539   $1,295
  Adjustments to reconcile net income to
   net cash provided by operating activities --
   Depreciation.............................................   1,289      395
   Amortization.............................................     611      725
   Change in assets and liabilities,
      net of effects from acquisitions:
      Accounts receivable...................................  (2,325)  (1,971)
      Restricted assets.....................................    (135)    (207)
      Other assets..........................................  (2,402)    (760)
      Accounts payable and accrued liabilities..............   3,158      559
      Deferred revenues and other liabilities...............    (374)   2,020
                                                              ------   ------
   Net cash provided by operating activities................   2,361    2,056
                                                              ------   ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................  (28,189) (1,795)
  Acquisition of businesses, less cash acquired.............  (43,750) (5,594)
                                                              -------  ------
   Net cash used in investing activities....................  (71,939) (7,389)
                                                              -------  ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................  63,000    9,000
  Payments on long-term debt................................ (11,424)  (7,153)
  Proceeds from exercise of stock options...................     175      191
                                                              ------   ------
   Net cash provided by financing activities................  51,751    2,038
                                                              ------   ------

NET DECREASE IN CASH AND CASH EQUIVALENTS................... (17,827)  (3,295)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............  18,968    4,874
                                                              ------   ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $1,141   $1,579
                                                              ======   ======

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid, net of amounts capitalized.................  $1,290   $  294
                                                              ======   ======
  Income taxes paid.........................................  $1,831   $  412
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

   Great Plains is currently operated pursuant to a one-year contract with nine one-year renewal options between the Oklahoma Department of Corrections and HEDA; HEDA in turn currently subcontracts the daily operations of the prison to the operator. The Company immediately began the transition from the prior operator and assumed complete operation of the prison on July 7, 1998.

   The unaudited consolidated results of operations on a pro forma basis as though the January 1998 purchase of the Great Plains Correctional Facility and the September 1997 acquisition of Abraxas had occurred as of the beginning of the Company's 1997 fiscal year is as follows (amounts in thousands, except per share data):


                                                     SIX MONTHS ENDED
                                                       JUNE 30, 1997
                                                     ----------------
        Total revenues..................................$52,642
        Net income......................................  2,039
        Earnings per share:
           Basic........................................    .22
           Diluted......................................    .21

   In June 1998, the Company entered into an Asset Purchase Agreement to acquire substantially all of the Alaskan assets of Allvest, Inc. ("Allvest"), a privately held company based in Anchorage, Alaska. Allvest currently operates five pre-release facilities with a total offender capacity of 540 beds in Anchorage, Fairbanks and Bethel, Alaska and generates approximately $10 million in annual revenues. In addition, the Company and Allvest have agreed to enter into a cooperative venture to jointly develop a possible private prison in Delta Junction, Alaska. Closing of the transaction is subject to various conditions, including the completion of due diligence and receipt of required governmental and other consents. The Company expects to complete the transaction during the third quarter of 1998.

3. LONG-TERM DEBT

   As of June 30, 1998, the Company had borrowings outstanding under the 1997 Credit Facility of $51.8 million. Under the 1997 Credit Facility, the Company has a $60.0 million revolving line of credit, the availability of which is determined by the Company's projected pro forma cash flow. The 1997 Credit Facility matures in 2003 and bears interest, at the election of the Company, at either the prime rate plus a margin of 0% to .5% or a rate which is 1.75% to 2.50% above the applicable LIBOR rate.

   On July 15, 1998 the Company completed a private placement of $50.0 million of senior secured notes ("Senior Secured Notes"). The notes, which bear interest at a fixed interest rate of 7.74%, mature on July 15, 2010. Under the note purchase agreement, the Company is required to make eight annual principal repayments of $6.25 million beginning July 15, 2003. Earlier repayments of principal are allowed subject to certain prepayment provisions. Interest is payable semi-annually.

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

6. DEFERRED COSTS

   In April, 1998, Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5") was issued. SOP 98-5 requires entities to expense start-up costs as incurred and to expense previously capitalized start-up costs as a cumulative effect of a change in accounting principle. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. At June 30, 1998, the Company's unamortized start-up costs were approximately $2.3 million.

7. STOCKHOLDER RIGHTS PLAN

   On May 1, 1998, the Company adopted a stockholder rights plan. Under the plan, each stockholder of record at the close of the business day on May 11, 1998 received one Preferred Stock Purchase Right ("Right") for each share of common stock held. The Rights expire on May 1, 2008. Each Right initially entitles the stockholder to purchase one one-thousandth of a Series A Junior Participating Preferred Share for $120.00. Each Preferred Share has terms designed to make it economically equivalent to one thousand common shares. The Rights will become exercisable only in the event a person or group acquires 15% or more of the Company's common stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning 15% or more of the Company's common stock. If a person or group acquires a 15% or more position in the Company, each Right (except those held by the acquiring party) will then entitle its holder to purchase, at the exercise price, common stock of the Company having a value of twice the exercise price. The effect will be to entitle the holder to buy the common stock at 50% of the market price. Also, if following an acquisition of 15% or more of the Company's common stock, the Company is acquired by that person or group in a merger or other business combination transaction, each Right would then entitle its holder to purchase common stock of the acquiring company having a value of twice the exercise price. The effect will be to entitle the Company's stockholder to buy stock in the acquiring company at 50% of the market price. The Company may redeem the Rights at $0.01 per Right at any time prior to the acquisition of 15% or more of its common stock by a person or group.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The Company provides integrated facility development, design, construction and operational services to governmental agencies within three operating divisions: (i) secure institutional correctional and detention services; (ii) juvenile correctional and detention services and (iii) pre-release correctional services. The following table sets forth the number of facilities, offender capacity and beds under contract or award at the end of the periods shown.


                                                       JUNE 30,   DECEMBER 31,
                                                        1998         1997
                                                      ---------   -----------
        Facilities in operation (1)...................      42        39
        Total offender capacity:
           Residential................................   8,293     6,172
           Non-residential community based............     935       900
             Total....................................   9,228     7,072
        Contracted offender capacity in operation
          (end of period).............................   6,042     5,061
        Contracted beds in operation (end of
          period)(2)..................................   5,107     4,161
        Average occupancy based on contracted beds
          in operation(2)(3) .........................    98.4%     97.6%


(1) As of June 30, 1998, the Company had 40 facilities in operation and contracts to operate two additional facilities under development. Of the 42 facilities, 10 are non-residential community-based facilities.
(2) Based on contracted offender capacity of residential facilities in operation. Since certain facilities have offender capacities that exceed contracted capacities, occupancy percentages can exceed 100% of contracted capacity.
(3) For any applicable facilities, includes reduced occupancy during the start-up phase.

   The Company derives substantially all its revenues from operating correctional, detention and pre-release facilities for federal, state and local governmental agencies in the United States. Revenues for the operation of correctional, detention and pre-release facilities are generally recognized on a per diem rate based upon the number of occupant days for the period.

   The Company's operating expenses consist primarily of facility personnel costs and related employment taxes and costs, lease expense, insurance, utilities, food, medical services, supplies and clothing. Depreciation and amortization includes amortization of prepaid facility use costs pertaining to the Big Spring Complex, amortization of intangible assets including goodwill, amortization of facility start-up costs and depreciation of buildings and other property and equipment. General and administrative expenses consist primarily of salaries and related overhead of the Company's corporate and administrative personnel who provide senior management, accounting, finance, personnel, information systems and other services, and costs of developing new contracts.

RESULTS OF OPERATIONS

   The following table sets forth for the periods indicated the percentages of total revenue represented by certain items in the Company's consolidated statements of operations.

                                            THREE MONTHS       SIX MONTHS
                                            ENDED JUNE 30,    ENDED JUNE 30,
                                          ----------------  ----------------
                                            1998     1997    1998      1997
                                          -------  -------  ------    ------
Total revenues...........................  100.0%   100.0%   100.0%   100.0%
Operating expenses.......................   81.2     79.2     81.5     80.4
Depreciation and amortization............    3.3      4.6      3.4      4.0
General and administrative expenses......    7.0      7.7      6.5      7.9
                                          ------   ------   ------     ----
Income from operations...................    8.5      8.5      8.6      7.7
Interest expense, net....................    1.2      0.5      1.1      0.5
                                          ------   ------   ------     ----
Income before provision for income taxes.    7.3      8.0      7.5      7.2
Provision for income taxes...............    2.9      2.6      3.0      2.6
                                          ------   ------   ------     ----
Net income...............................    4.4%     5.4%     4.5%     4.6%
                                          ======   ======   ======     ====


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

   REVENUES. Revenues increased 96% to $29.1 million for the three months ended June 30, 1998 from $14.8 million for the three months ended June 30, 1997. The increase in revenues of approximately $14.3 million was due principally to the acquisition of Abraxas in September 1997 and the purchase of the Great Plains Correctional Facility in January 1998. In addition, the Company assumed the operation of the Santa Fe County Detention Center in July 1997.

   OPERATING EXPENSES. Operating expenses increased 101% to $23.6 million for the three months ended June 30, 1998 from $11.8 million for the three months ended June 30, 1997. The increase in operating expenses was due principally to the acquisition of Abraxas in September 1997 and the purchase of the Great Plains Correctional Facility in January 1998. In addition, the Company assumed the operation of the Santa Fe County Detention Center in July 1997. As a percentage of revenues, operating expenses increased to 81.2% from 79.2% primarily due to an increase in operations from juvenile facilities, which typically generate a lower relative operating margin, and the Santa Fe County Detention Center.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 44% to $965,000 for the three months ended June 30, 1998 from $671,000 for the three months ended June 30, 1997. Amortization costs for the three months ended June 30, 1997 included approximately $187,000 to expense start-up costs related to the non-renewal of a 120 bed juvenile contract as of June 30, 1997. Excluding this charge, depreciation and amortization expense increased 99% or $481,000 due principally to the depreciation of buildings and equipment acquired from Abraxas in September 1997 and depreciation of the Great Plains Correctional Facility purchased in January 1998.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 77% to $2.0 million for the three months ended June 30, 1998 from $1.1 million for the three months ended June 30, 1997. The increase in general and administrative expenses resulted from additional corporate, development and administrative personnel needed to manage the increased bidding volume and business of the Company. As a percentage of revenues, general and administrative expenses decreased to 7.0% from 7.7% due principally to the larger revenue base.

   INTEREST. Interest expense, net of interest income, increased to $347,000 for the three months ended June 30, 1998 from $71,000 for the three months ended June 30, 1997. The increase was due principally to borrowings under the Company's 1997 Credit Facility for the purchase of the Great Plains Correctional Facility in January 1998. During the three months ended June 30, 1998, the Company capitalized interest totaling $499,000 related to costs of facilities currently under construction and development including the Big Spring Complex expansion and the Charlton County Facility.

   INCOME TAXES. For the three months ended June 30, 1998, the Company recognized a provision for income taxes at an estimated effective rate of 40% compared to 33% for the three months ended June 30, 1997. The effective tax rate applied in 1997 included a benefit for the reversal of previously deferred tax assets resulting from prior net operating losses.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

   REVENUES. Revenues increased by 100% to $56.1 million for the six months ended June 30, 1998 from $28.0 million for the six months ended June 30, 1997. The increase in revenues of approximately $28.1 million was due principally to the acquisition of Abraxas in September 1997 and the purchase of the Great Plains Correctional Facility in January 1998. In addition, the Company assumed the operation of the Santa Fe County Detention Center in July 1997.

   OPERATING EXPENSES. Operating expenses increased 103% to $45.7 million for the six months ended June 30, 1998 from $22.6 million for the six months ended June 30, 1997. The increase in operating expenses was due principally to the acquisition of Abraxas in September 1997 and the purchase of the Great Plains Correctional Facility in January 1998. In addition, the Company assumed the operation of the Santa Fe County Detention Center in July 1997. As a percentage of revenues, operating expenses increased to 81.5% from 80.4% due to an increase in operations from certain juvenile facilities, which typically generate a lower relative operating margin, and the Santa Fe County Detention Center.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 70% to $1.9 million for the six months ended June 30, 1998 from $1.1 million for the six months ended June 30, 1997. Amortization costs for the six months ended June 30, 1997 included approximately $187,000 to expense start-up costs related to the non-renewal of a 120 bed juvenile contract as of June 30, 1997. Excluding this charge, depreciation and amortization increased 104% or $967,000 due principally to depreciation of buildings and equipment acquired from Abraxas in September 1997 and depreciation of the Great Plains Correctional Facility purchased in January 1998.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 64% to $3.6 million for the six months ended June 30, 1998 from $2.2 million for the six months ended June 30, 1997. The increase in general and administrative expenses resulted from additional corporate, development and administrative personnel needed to manage the increased bidding volume and business of the Company. As a percentage of revenues, general and administrative expenses decreased to 6.5% from 7.9% due principally to the larger revenue base.

   INTEREST. Interest expense, net of interest income, increased to $644,000 for the six months ended June 30, 1998 from $123,000 for the six months ended June 30, 1997. The increase in net interest expense was principally due to borrowings under the Company's 1997 Credit Facility for the purchase of the Great Plains Correctional Facility in January 1998. For the six months ended June 30, 1998, the Company capitalized interest totaling $738,000 related to costs of facilities under construction and development including the Big Spring Complex expansion and the Charlton County Facility.

   INCOME TAXES. For the six months ended June 30, 1998, the Company recognized a provision for income taxes at an estimated effective annual rate of 40% compared to 36% for the six months ended June 30, 1997. The effective income tax rate applied in 1997 included a benefit for the reversal of previously reserved deferred tax assets resulting from prior net operating losses.

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

   WORKING CAPITAL. The Company's working capital decreased to $5.7 million at June 30, 1998 from $26.2 million at December 31, 1997. This decrease was principally due to the use of cash to fund a portion of the Great Plains Correctional Facility purchase in January 1998.

   CASH PROVIDED BY OPERATING ACTIVITIES. The Company had net cash provided by operating activities of $2.4 million for the six months ended June 30, 1998. Significant sources of cash include $4.4 million of net income plus depreciation and amortization and an increase in accounts payable and accrued liabilities. Significant uses of operating cash during the period include an increase in accounts receivable due to the Great Plains Correctional Facility and certain juvenile operations and start-up costs for facilities under development.

   EXISTING CREDIT FACILITIES. Under the 1997 Credit Facility, which matures in 2003, the Company has a $60.0 million revolving line of credit, the availability of which is determined by the Company's projected pro forma cash flow. As of June 30, 1998 the Company had borrowings outstanding under the 1997 Credit Facility of $51.8 million.

   On July 15, 1998 the Company completed a private placement of $50.0 million of Senior Secured Notes. The notes, which bear interest at a fixed rate of 7.74%, mature on July 15, 2010. Under the note purchase agreement, the Company is required to make eight annual principal repayments of $6.25 million beginning on July 15, 2003. Earlier repayments of principal are allowed subject to certain prepayment provisions. Interest is payable semi-annually. Of the total principal amount, $25.0 million was issued on July 15, 1998 and was used by the Company to repay outstanding borrowings under the 1997 Credit Facility. The remaining $25.0 million will be issued no later than October 15, 1998 and will also be used by the Company to repay outstanding borrowings under the 1997 Credit Facility.

   CAPITAL EXPENDITURES. Capital expenditures for the six months ended June 30, 1998 were $28.2 million and related principally to construction-in-progress for the 560 bed expansion of the Big Spring Complex, the 1,600 bed Charlton County Facility and various facility expansions and improvements. The Company anticipates spending an additional $16.0 million through 1998 to complete the Charlton County Facility.

   In January 1998, the Company acquired the Great Plains Correctional Facility. The Company financed the $43.0 million purchase price with a combination of $18.8 million in borrowings under the 1997 Credit Facility, and the remainder with cash remaining from the October 1997 stock offering and cash generated from operations.

   In June 1998, the Company entered into an Asset Purchase Agreement to acquire substantially all of the Alaskan assets of Allvest, Inc. ("Allvest"), a privately held company based in Anchorage, Alaska. Allvest currently operates five pre-release facilities with a total offender capacity of 540 beds in Anchorage, Fairbanks and Bethel, Alaska and generates approximately $10 million in annual revenues. In addition, the Company and Allvest have agreed to enter into a cooperative venture to jointly develop a possible private prison in Delta Junction, Alaska. Closing of the transaction is subject to various conditions, including the completion of due diligence and receipt of required governmental and other consents. The Company expects to complete the transaction during the third quarter of 1998.

   Management of the Company believes that the cash flows generated from operations, together with the credit available under the 1997 Credit Facility upon repayment with proceeds from the Senior Secure Notes, will provide sufficient liquidity to meet the Company's working capital requirements for the near term. It is not anticipated that the 1997 Credit Facility will provide sufficient financing to fund construction costs related to future institutional contract awards, expansions or significant future acquisitions. The Company anticipates obtaining additional sources of financing to fund such activities.

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

NEW ACCOUNTING STANDARD

   In April 1998, Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5") was issued. SOP 98-5 requires entities to expense start-up costs as incurred and to expense previously capitalized start-up costs as a cumulative effect of a change in accounting principle. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. At June 30, 1998, the Company's unamortized start-up costs were approximately $2.3 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On April 9, 1998, the Company held its 1998 Annual Meeting of Stockholders. The matters voted on at the meeting and the results thereof are as follows:

   Stockholders elected the persons listed below as directors whose terms expire at the 1999 Annual Meeting of Stockholders. Results by nominee were:

                                                           AUTHORITY
                                             VOTED FOR      WITHHELD
                                            -----------   -----------
            David M. Cornell.................7,036,733       9,859
            Campbell A. Griffin, Jr..........7,036,733       9,859
            Richard T. Henshaw, III..........7,036,733       9,859
            Peter A. Leidel..................7,036,733       9,859
            Arlene R. Lissner................7,036,633       9,959
            Tucker Taylor....................7,036,733       9,859

   Stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 1998, with 7,000,861 shares voted for, 37,561 shares voted against, 3,670 abstentions and 4,500 shares not voted.

   Stockholders did not approve the proposed amendment to Article Fifth of the Company's Restated Certificate of Incorporation to provide for the classification of the Board of Directors into three classes, with members of each class serving staggered three year terms. There were 3,397,885 shares voted for, 3,187,282 shares voted against, 3,920 abstentions and 457,505 shares not voted.

   Stockholders did not approve the proposed amendment to Article Eighth of the Company's Restated Certificate of Incorporation that would have provided that Article Fifth and Article Eighth of the Restated Certificate of Incorporation could only be amended by the affirmative votes of at least 66 2/3% of the shares entitled to vote for the election of directors. There were 3,048,518 shares voted for, 3,536,824 shares voted against, 8,245 abstentions and 453,005 shares not voted.

   Stockholders did not approve the proposed amendment to Article Eighth of the Company's Restated Certificate of Incorporation that would have allowed stockholders to adopt, amend or repeal the bylaws only by the affirmative votes of at least 66 2/3% of the shares entitled to vote for the election of directors. There were 3,058,623 shares voted for, 3,523,059 shares voted against, 7,405 abstentions and 457,505 shares not voted.

   Stockholders approved the amendment and restatement of the 1996 Stock Option Plan to increase the number of shares available for grant. There were 3,343,385 shares voted for, 3,231,365 shares voted against, 8,490 abstentions and 463,352 shares not voted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

            10.1  Note Purchase Agreement dated July 15, 1998

            11.1  Statement Re: Computation of Per Share Earnings

            27    Financial Data Schedule

         b. Reports on Form 8-K

               Form 8-K of the Company dated May 11, 1998 reporting the adoption of the Shareholder Rights Plan. Amendment No. 1 to that Form 8-K was filed on May 15, 1998.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CORNELL CORRECTIONS, INC.

Date:  August 12, 1998             By: /s/ DAVID M. CORNELL
                                           DAVID M. CORNELL
                                           Chairman of the Board, President
                                            and Chief Executive Officer
                                            (Principal Executive Officer)

Date:  August 12, 1998             By: /s/ KEVIN B. KELLY
                                           KEVIN B. KELLY
                                           Controller, Chief Accounting
                                            Officer and Secretary