Form 10-Q
period 1998-09-30
CORNELL CORRECTIONS INC
filed 1998-11-17
CIK 1016152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD __________ TO _______________

                         COMMISSION FILE NUMBER 1-14472

                            CORNELL CORRECTIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                     76-0433642
   (STATE OR OTHER JURISDICTION                       (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

   1700 WEST LOOP SOUTH, SUITE 1500, HOUSTON, TEXAS            77027
   ------------------------------------------------            -----
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

                               Yes  [X]   No [ ]

At October 31, 1998 Registrant had outstanding 9,550,916 shares of its Common Stock.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CORNELL CORRECTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        SEPTEMBER 30,  DECEMBER 31,
                                                                           1998            1997
                                                                        ---------       ---------
                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .....................................      $     732       $  18,968
   Accounts receivable, net ......................................         26,691          20,137
   Deferred tax asset ............................................            604             604
   Prepaids and other ............................................          1,469           1,366
   Restricted assets .............................................          1,821           1,564
                                                                        ---------       ---------
      Total current assets .......................................         31,317          42,639
PROPERTY AND EQUIPMENT, net ......................................        154,203          52,516
OTHER ASSETS:
   Intangible assets, net ........................................          9,802           6,104
   Deferred costs and other ......................................          5,182           2,850
                                                                        ---------       ---------
      Total assets ...............................................      $ 200,504       $ 104,109
                                                                        =========       =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities ......................      $  21,234       $  13,576
   Deferred revenues .............................................          2,232           2,549
   Current portion of long-term debt .............................            169             294
                                                                        ---------       ---------
      Total current liabilities ..................................         23,635          16,419
LONG-TERM DEBT, net of current portion ...........................         85,515             138
OTHER LONG-TERM LIABILITIES ......................................            801             822

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value, 10,000,000 shares authorized,
     none outstanding ............................................           --              --
   Common stock, $.001 par value, 30,000,000 shares
     authorized, 10,105,916 and 9,945,904 shares
     issued and outstanding, respectively ........................             10              10
   Additional paid-in capital ....................................         89,859          89,684
   Stock option loans ............................................           (455)           (455)
   Retained earnings (deficit) ...................................          3,979            (156)
   Treasury stock (605,000 and 550,000 shares
     of common stock, at cost, respectively) .....................         (2,840)         (2,353)
                                                                        ---------       ---------
      Total stockholders' equity .................................         90,553          86,730
                                                                        ---------       ---------
      Total liabilities and stockholders' equity .................      $ 200,504       $ 104,109
                                                                        =========       =========

                  The accompanying notes are an integral part of these consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                               SEPTEMBER 30,               SEPTEMBER 30,
                                         -----------------------       -----------------------
                                           1998           1997           1998           1997
                                         --------       --------       --------       --------
REVENUES ..........................      $ 30,731       $ 18,013       $ 86,871       $ 46,053

OPERATING EXPENSES ................        24,675         14,752         70,411         37,308
DEPRECIATION AND AMORTIZATION .....           969            506          2,868          1,625
GENERAL AND ADMINISTRATIVE EXPENSES         1,802          1,235          5,433          3,453
                                         --------       --------       --------       --------
INCOME FROM OPERATIONS ............         3,285          1,520          8,159          3,667
INTEREST EXPENSE ..................           644            147          1,360            356
INTEREST INCOME ...................           (19)           (36)           (92)          (122)
                                         --------       --------       --------       --------
INCOME BEFORE PROVISION FOR
  INCOME TAXES ....................         2,660          1,409          6,891          3,433
PROVISION FOR INCOME TAXES ........         1,064            507          2,756          1,236
                                         --------       --------       --------       --------
NET INCOME ........................      $  1,596       $    902       $  4,135       $  2,197
                                         ========       ========       ========       ========
NET EARNINGS PER SHARE:
  Basic ...........................      $    .17       $    .13       $    .44       $    .32
                                         ========       ========       ========       ========
  Diluted .........................      $    .16       $    .12       $    .42       $    .31
                                         ========       ========       ========       ========
NUMBER OF SHARES USED IN PER SHARE
  CALCULATION:
  Basic ...........................         9,533          6,895          9,450          6,835
                                         ========       ========       ========       ========
  Diluted .........................         9,726          7,328          9,897          7,202
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

                            CORNELL CORRECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                       ------------------------
                                                          1998           1997
                                                       ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ....................................      $   4,135       $  2,197
  Adjustments to reconcile net income to net
   cash provided by operating activities --
   Depreciation .................................          1,924            618
   Amortization .................................            944          1,007
   Change in assets and liabilities, net of
     effects from acquisitions:
      Accounts receivable .......................         (6,554)        (3,734)
      Restricted assets .........................           (257)          (357)
      Other assets ..............................         (2,529)        (1,346)
      Accounts payable and accrued liabilities ..          6,364          4,911
      Deferred revenues and other liabilities ...           (338)         2,000
                                                       ---------       --------
   Net cash provided by operating activities ....          3,689          5,296
                                                       ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..........................        (42,060)        (3,399)
  Acquisition of businesses, less cash acquired .        (64,805)       (22,263)
                                                       ---------       --------
   Net cash used in investing activities ........       (106,865)       (25,662)
                                                       ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ..................        154,154         28,000
  Payments on long-term debt ....................        (68,902)       (10,257)
  Proceeds from exercise of stock options .......            175            283
  Purchases of treasury stock ...................           (487)          --
                                                       ---------       --------
   Net cash provided by financing activities ....         84,940         18,026
                                                       ---------       --------
NET DECREASE IN CASH AND CASH EQUIVALENTS .......        (18,236)        (2,340)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          18,968          4,874
                                                       ---------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......      $     732       $  2,534
                                                       =========       ========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid, net of amounts capitalized .....      $   2,125       $    391
                                                       =========       ========
  Income taxes paid .............................      $   2,044       $    416
                                                       =========       ========

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

2. ACQUISITIONS

   On January 6, 1998, the Company purchased the Great Plains Correctional Facility ("Great Plains"), located in Hinton, Oklahoma. The Company paid an aggregate purchase price of $43.8 million comprised of $43.0 million in cash and approximately $750,000 of transaction costs. The Company financed the purchase with $18.8 million of borrowings under the 1997 Credit Facility and the remainder with cash. The purchase price included the 812 bed facility, a 30 year operating contract with four five-year renewals between the Hinton Economic Development Authority ("HEDA") and the Company, and an additional 20 adjacent acres of land for potential future expansion of the facility. Great Plains is operated pursuant to a one-year contract with nine one-year renewal options between the Oklahoma Department of Corrections and HEDA; HEDA in turn subcontracts the daily operations of the prison to the Company. In January 1998, the Company began the transition from the prior operator and assumed complete operation of the prison in July 1998.

   On August 13, 1998, the Company acquired substantially all of the Alaskan assets of Allvest, Inc. ("Allvest"), a privately held company based in Anchorage, Alaska. The Company paid an aggregate purchase price of $21.1 million comprised of $19.9 million in cash and approximately $1.2 million of transaction costs. The Company financed the acquisition with borrowings under its 1997 Credit Facility. The acquisition included the operations of five pre-release facilities located in Anchorage, Fairbanks and Bethel, Alaska with an aggregate capacity of 540 beds and the real properties of three of the five facilities. In addition, the Company and Allvest have agreed to enter into a cooperative venture to jointly develop a possible private prison in Delta Junction, Alaska.

   The unaudited consolidated results of operations on a pro forma basis as though the August 1998 Allvest acquisition, the January 1998 purchase of the Great Plains Correctional Facility and the September 1997 acquisition of Abraxas had occurred as of the beginning of the Company's 1997 fiscal year are as follows (amounts in thousands, except per share data):

                                               NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                               -----------------
                                                 1997      1998
                                                 ----      ----
      Total revenues..........................  $86,025  $91,876
      Net income..............................    5,075    4,385
      Earnings per share:
        Basic.................................      .55      .46
        Diluted...............................      .53      .44

3. LONG-TERM DEBT

   As of September 30, 1998, the Company had borrowings outstanding under the 1997 Credit Facility of $35.5 million. Under the 1997 Credit Facility, the Company has a $60.0 million revolving line of credit, the availability of which is determined by the Company's projected pro forma cash flow. The 1997 Credit Facility matures in 2003 and bears interest, at the election of the Company, at either the prime rate plus a margin of 0% to .5% or a rate which is 1.75% to 2.50% above the applicable LIBOR rate.

   On July 15, 1998 the Company completed a private placement of $50.0 million of senior secured notes ("Senior Secured Notes"). The Senior Secured Notes, which bear interest at a fixed interest rate of 7.74%, mature on July 15, 2010. Under the note purchase agreement, the Company is required to make eight annual principal payments of $6.25 million beginning July 15, 2003. Earlier payments of principal are allowed subject to certain prepayment provisions. Interest is payable semi-annually. Proceeds from the sale of the Senior Secured Notes were used to repay borrowings under the 1997 Credit Facility.

4. EARNINGS PER SHARE

   The Company adopted SFAS No. 128, "Earnings Per Share" effective December 31, 1997. SFAS No. 128 revised the historical methodology used in computing earnings per share (EPS) such that the computations required for primary and fully diluted EPS were replaced with basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options. All earnings per share amounts presented herein have been restated to reflect the adoption of SFAS No. 128.

5. SEGMENT REPORTING

   The Company will adopt SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in 1998. SFAS No. 131 provides revised disclosure guidelines for segments of an enterprise based on a management approach to defining operating segments.

6. DEFERRED COSTS

   In April 1998, Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5") was issued. SOP 98-5 requires entities to expense start-up costs as incurred and to expense previously capitalized start-up costs as a cumulative effect of a change in accounting principle. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. At September 30, 1998, the Company's unamortized start-up costs were approximately $3.1 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The Company provides integrated facility development, design, construction and operational services to governmental agencies within three operating divisions: (i) secure institutional correctional and detention services; (ii) juvenile correctional and detention services and (iii) pre-release correctional services. The following table sets forth offender capacity under contract or award, the contracted offender capacity and beds in operation at the end of the periods shown and the average occupancy percentage for the year-to-date period then ended.


                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       1998            1997
                                                      ------           -----
Total offender capacity:
  Residential ....................................     9,093           6,172
  Non-residential community based ................       935             900
    Total ........................................    10,028           7,072
Contracted offender capacity in operation
  (end of period) ................................     7,265           5,061
Contracted beds in operation (end of period)(1) ..     6,250           4,161
Average occupancy based on contracted beds in
  operation(1)(2) ................................      96.8%           97.6%
-----------
(1) Based on contracted offender capacity of residential facilities in operation. Since certain facilities have offender capacities that exceed contracted capacities, occupancy percentages can exceed 100% of contracted capacity.

(2) For any applicable facilities, includes reduced occupancy during the start-up phase.

   The Company derives substantially all its revenues from operating correctional, detention and pre-release facilities for federal, state and local governmental agencies in the United States. Revenues for the operation of correctional, detention and pre-release facilities are generally recognized on a per diem rate based upon the number of occupant days for the period.

   The Company's operating expenses consist primarily of facility personnel costs and fringe benefits, resident food, medical services, lease expense, insurance, utilities, supplies and clothing. Depreciation and amortization includes depreciation of buildings and other property and equipment, amortization of prepaid facility use costs pertaining to the Big Spring Complex, amortization of intangible assets including goodwill and amortization of facility start-up costs. General and administrative expenses consist primarily of salaries and related overhead of the Company's corporate and administrative personnel who provide senior management, accounting, finance, human resources, payroll, information systems and other services, and costs of business development.

RESULTS OF OPERATIONS

   The following table sets forth for the periods indicated the percentages of total revenue represented by certain items in the Company's consolidated statements of operations.

                                           THREE MONTHS            NINE MONTHS
                                        ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                         1998        1997        1998        1997
                                        ------      ------      ------      ------
Total revenues ....................      100.0%      100.0%      100.0%      100.0%
Operating expenses ................       80.3        81.9        81.1        81.0
Depreciation and amortization .....        3.2         2.8         3.3         3.5
General and administrative expenses        5.8         6.9         6.3         7.5
                                        ------      ------      ------      ------
Income from operations ............       10.7         8.4         9.3         8.0
Interest expense, net .............        2.0         0.6         1.5         0.5
                                        ------      ------      ------      ------
Income before provision for
 income taxes .....................        8.7         7.8         7.8         7.5
Provision for income taxes ........        3.5         2.8         3.2         2.7
                                        ------      ------      ------      ------
Net income ........................        5.2%        5.0%        4.6%        4.8%
                                        ======      ======      ======      ======

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

   REVENUES. Revenues increased 71% to $30.7 million for the three months ended September 30, 1998 from $18.0 million for the three months ended September 30, 1997. The increase in revenues of approximately $12.7 million was due principally to the acquisition of Abraxas in September 1997, the purchase of the Great Plains Correctional Facility in January 1998, the acquisition of Allvest in August 1998 and expansions at various facilities.

   OPERATING EXPENSES. Operating expenses increased 67% to $24.7 million for the three months ended September 30, 1998 from $14.8 million for the three months ended September 30, 1997. The increase in operating expenses was due principally to the acquisition of Abraxas in September 1997, the purchase of the Great Plains Correctional Facility in January 1998, the acquisition of Allvest in August 1998 and expansions at various facilities. As a percentage of revenues, operating expenses decreased to 80.3% from 81.9% primarily due to a greater mix of owned versus leased facilities due to the purchases of the Great Plains Correctional Facility and the Alaska facilities.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 92% to $969,000 for the three months ended September 30, 1998 from $506,000 for the three months ended September 30, 1997 due principally to the depreciation of buildings and equipment acquired from Abraxas in September 1997 and depreciation of the Great Plains Correctional Facility purchased in January 1998.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 46% to $1.8 million for the three months ended September 30, 1998 from $1.2 million for the three months ended September 30, 1997. The increase in general and administrative expenses resulted from additional corporate, business development and administrative personnel needed to manage the increased business of the Company and for development of new contracts. As a percentage of revenues, general and administrative expenses decreased to 5.8% from 6.9% due principally to the larger revenue base.

   INTEREST. Interest expense, net of interest income, increased to $625,000 for the three months ended September 30, 1998 from $111,000 for the three months ended September 30, 1997. The increase was due principally to borrowings under the Company's 1997 Credit Facility for the purchase of the Great Plains Correctional Facility in January 1998 and the acquisition of Allvest in August 1998. During the three months ended September 30, 1998, the Company capitalized interest totaling $874,000 related to costs of facilities currently under construction and development including the 560 bed Big Spring Complex expansion and the 1,625 bed D. Ray James State Prison in Charlton County, Georgia.

   INCOME TAXES. For the three months ended September 30, 1998, the Company recognized a provision for income taxes at an estimated effective rate of 40% compared to 36% for the three months ended September 30, 1997. The effective tax rate applied in 1997 included a benefit for the reversal of previously deferred tax assets resulting from prior net operating losses.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

   REVENUES. Revenues increased by 89% to $86.9 million for the nine months ended September 30, 1998 from $46.1 million for the nine months ended September 30, 1997. The increase in revenues of approximately $40.8 million was due principally to the acquisition of Abraxas in September 1997, the purchase of the Great Plains Correctional Facility in January 1998, the acquisition of Allvest in August 1998 and expansions at various facilities.

   OPERATING EXPENSES. Operating expenses increased 89% to $70.4 million for the nine months ended September 30, 1998 from $37.3 million for the nine months ended September 30, 1997. The increase in operating expenses was due principally to the acquisition of Abraxas in September 1997, the purchase of the Great Plains Correctional Facility in January 1998, the acquisition of Allvest in August 1998 and expansions at various facilities. As a percentage of revenues, operating expenses were relatively constant at 81.1% and 81.0%, respectively. The recent trend of an increasing overall operating margin due to a greater mix of owned versus leased facilities was offset by lower operating margins at certain juvenile facilities.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 76% to $2.9 million for the nine months ended September 30, 1998 from $1.6 million for the nine months ended September 30, 1997. Amortization costs for the nine months ended September 30, 1997 included approximately $187,000 to expense start-up costs related to the non-renewal of a 120 bed juvenile contract as of June 30, 1997. Excluding this charge, depreciation and amortization increased 101% or $1.4 million due principally to depreciation of buildings and equipment acquired from Abraxas in September 1997 and depreciation of the Great Plains Correctional Facility purchased in January 1998.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 57% to $5.4 million for the nine months ended September 30, 1998 from $3.5 million for the nine months ended September 30, 1997. The increase in general and administrative expenses resulted from additional corporate, business development and administrative personnel needed to manage the increased business of the Company and for development of new contracts. As a percentage of revenues, general and administrative expenses decreased to 6.3% from 7.5% due principally to the larger revenue base.

   INTEREST. Interest expense, net of interest income, increased to $1.3 million for the nine months ended September 30, 1998 from $234,000 for the nine months ended September 30, 1997. The increase in net interest expense was principally due to borrowings under the Company's 1997 Credit Facility for the purchase of the Great Plains Correctional Facility in January 1998 and the acquisition of Allvest in August 1998. For the nine months ended September 30, 1998, the Company capitalized interest totaling $1.6 million related to costs of facilities under construction and development including the 560 bed Big Spring Complex expansion and the 1,625 bed D. Ray James State Prison in Georgia.

   INCOME TAXES. For the nine months ended September 30, 1998, the Company recognized a provision for income taxes at an estimated effective annual rate of 40% compared to 36% for the nine months ended September 30, 1997. The effective income tax rate applied in 1997 included a benefit for the reversal of previously reserved deferred tax assets resulting from prior net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

   GENERAL. The Company's primary capital requirements have been for acquisitions, new facility expansion and construction, working capital, start-up costs related to new operating contracts, and furniture, fixtures and equipment. Working capital requirements generally increase immediately prior to the Company commencing management of a new facility as the Company incurs start-up costs and purchases necessary equipment and supplies before facility management revenue is received. Some of the Company's management contracts have required and will require the Company to make substantial initial expenditures of cash in connection with the opening or renovating of a facility. Substantially all these start-up expenditures are fully or partially recoverable as pass-through costs or are reimbursable from the contracting governmental agency over the term of the contract.

   WORKING CAPITAL. The Company's working capital was $7.7 million at September 30, 1998 and $26.2 million at December 31, 1997. This decrease was principally due to the use of cash to fund a portion of the Great Plains Correctional Facility purchase in January 1998.

   CASH PROVIDED BY OPERATING ACTIVITIES. The Company had net cash provided by operating activities of $3.7 million for the nine months ended September 30, 1998. Significant sources of cash include $7.0 million of net income plus depreciation and amortization and an increase in accounts payable and accrued liabilities. Significant uses of operating cash during the period include an increase in accounts receivable due to the January 1998 purchase of the Great Plains Correctional Facility and the timing of receivable collections of various facilities, and start-up costs for facilities under development including the Big Spring Complex expansion and the D. Ray James State Prison in Georgia.

   EXISTING CREDIT FACILITIES. Under the 1997 Credit Facility, which matures in 2003, the Company has a $60.0 million revolving line of credit, the availability of which is determined by the Company's projected pro forma cash flow. As of September 30, 1998 the Company had borrowings outstanding under the 1997 Credit Facility of $35.5 million.

   On July 15, 1998 the Company completed a private placement of $50.0 million of Senior Secured Notes of which, $25.0 million was issued in July 1998 and $25.0 million in August 1998. The Senior Secured Notes, which bear interest at a fixed rate of 7.74%, mature on July 15, 2010. Under the note purchase agreement, the Company is required to make eight annual principal payments of $6.25 million beginning on July 15, 2003. Earlier payments of principal are allowed subject to certain prepayment provisions. Interest is payable semi-annually. The principal amount of $50.0 million was used by the Company to repay outstanding borrowings under the 1997 Credit Facility.

   CAPITAL EXPENDITURES. Capital expenditures for the nine months ended September 30, 1998 were $42.1 million and related principally to construction-in-progress for the 560 bed expansion of the Big Spring Complex, the 1,625 bed D. Ray James State Prison in Georgia and various facility expansions and improvements. The Company is committed to spend an additional $10.0 million through mid-1999 to complete the D. Ray James State Prison.

   ACQUISITIONS. In January 1998, the Company acquired the Great Plains Correctional Facility. The Company financed the $43.8 million purchase price with a combination of $18.8 million in borrowings under the 1997 Credit Facility, and the remainder with cash remaining from the October 1997 stock offering and cash generated from operations.

   In August 1998, the Company acquired substantially all of the Alaskan assets of Allvest, Inc., a privately held company based in Anchorage, Alaska. The Company financed the $21.1 million purchase price with borrowings under the 1997 Credit Facility. The acquisition included the operations of five pre-release facilities with an aggregate capacity of 540 beds in Anchorage, Fairbanks and Bethel, Alaska and the real properties of three of the five facilities. In addition, the Company and Allvest have agreed to enter into a cooperative venture to jointly develop a possible private prison in Delta Junction, Alaska.

   Management of the Company believes that the cash flows generated from operations, together with the credit available under the 1997 Credit Facility, will provide sufficient liquidity to meet the Company's committed capital and working capital requirements for the near term. It is not anticipated that the 1997 Credit Facility will provide sufficient financing to fund construction costs related to future institutional contract awards, expansions or significant future acquisitions. The Company anticipates obtaining additional sources of financing to fund such activities.

YEAR 2000 ISSUE

   The Company continues to identify, evaluate and implement modifications to its business systems in order to achieve Year 2000 date conversion compliance. The Company's business systems are comprised of a mix of off-the-shelf and internally developed systems that vary greatly in size, complexity and technical architecture. As a part of the Company's ongoing business plan, the Company continues to install new applications and upgrade existing ones in order to bring applications for its various locations into compliance. The Company currently believes all significant business systems will be Year 2000 compliant by mid-1999 with the majority of these in compliance by the end of 1998. The Company believes that the historical and estimated future Year 2000 remediation costs are not material to the Company's financial position or results of operations.

   During the fourth quarter of 1998, the Company intends to communicate with certain contracting governmental agencies, suppliers, financial institutions and others with whom it does business to address conversion-related issues. The Company still has not yet determined the complete status of Year 2000 compliance of its contracting governmental agencies, suppliers and financial institutions or what additional costs, if any, might be required by the Company. Management believes that non-compliance by the Company's suppliers are insignificant, but failure of certain contracting governmental agencies or its financial institutions could have a material effect on the Company's financial position or results of operations.

NEW ACCOUNTING STANDARD

   In April 1998, Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5") was issued. SOP 98-5 requires entities to expense start-up costs as incurred and to expense previously capitalized start-up costs as a cumulative effect of a change in accounting principle in the year adopted. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. At September 30, 1998, the Company's unamortized start-up costs were approximately $3.1 million.

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

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

            11.1  Statement Re: Computation of Per Share Earnings

            27    Financial Data Schedule

         b. Reports on Form 8-K

            Form 8-K of the Company dated August 27, 1998 reporting the acquisition of Allvest, Inc. on August 13, 1998. Amendment No. 1 to that Form 8-K with historical and pro forma financial information was filed on October 27, 1998. Amendment No. 2 to that Form 8-K with revised pro forma financial information was filed on November 13, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  CORNELL CORRECTIONS, INC.

Date: November 16, 1998                      By:  /s/ DAVID M. CORNELL
                                                  DAVID M. CORNELL
                                                  Chairman of the Board,
                                                  President and Chief
                                                  Executive Officer
                                                  (Principal Executive Officer)

Date: November 16, 1998                      By:  /s/ KEVIN B. KELLY
                                                  KEVIN B. KELLY
                                                  Controller, Chief
                                                  Accounting Officer
                                                  and Secretary