Form 10-K
period 1998-12-31
CORNELL CORRECTIONS INC
filed 1999-04-01
CIK 1016152

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 1998      COMMISSION FILE NUMBER 1-14472

                           CORNELL CORRECTIONS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                    76-0433642
  (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

1700 WEST LOOP SOUTH, SUITE 1500, HOUSTON, TEXAS            77027
------------------------------------------------       ---------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (713) 623-0790

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

  At February 26, 1999, Registrant had outstanding 9,552,216 shares of its common stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $148,951,000 based on the closing price of $16.50 per share as reported on the New York Stock Exchange. For purposes of the foregoing calculation, all directors and officers of the Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or officers is an affiliate.

                      Documents Incorporated by Reference

Portions of the Proxy Statement for 1999 Annual Meeting of Stockholders.        Part III

                                    PART I

ITEM 1.  BUSINESS

   Cornell Corrections, Inc. (the "Company") is one of the leading providers of privatized correctional, detention and pre-release services in the United States based on total offender capacity. The Company is the successor to entities that began developing secure institutional correctional and detention facilities in 1984, pre-release facilities in 1977 and juvenile facilities in 1973. The Company has significantly expanded its operations through acquisitions and internal growth and is currently operating facilities in 12 states and the District of Columbia. As of December 31, 1998, the Company had contracts to operate 53 facilities with a total offender capacity of 10,525. The Company's residential facilities have a total offender capacity of 9,135 beds, with 51 facilities currently in operation and an existing facility under expansion in Georgia (1,075 beds).

   The Company provides integrated facility development, design, construction and operational services to governmental agencies within three operating divisions: (i) secure institutional correctional and detention services; (ii) juvenile treatment, educational and detention services and (iii) pre-release correctional services. Secure institutional correctional and detention services consist primarily of the operation of secure adult incarceration facilities. Juvenile services consist of providing residential treatment and educational programs and non-residential community-based programs to juvenile offenders between the ages of 10 and 17 who have either been adjudicated or suffer from behavioral problems. Pre-release correctional services primarily consist of providing pre-release and halfway house programs for adult offenders who are either on probation or serving the last three to six months of their sentences on parole and preparing for re-entry into society. At the secure institutional correctional and detention facilities, the Company generally provides maximum and medium security incarceration and minimum security residential services, institutional food services, certain transportation services, general education programs (such as high school equivalency and English as a second language programs), health care (including medical, dental and psychiatric services), work and recreational programs and chemical dependency and substance abuse programs. Juvenile services provided by the Company include counseling, wilderness, medical and accredited educational programs tailored to meet the special needs of juveniles. Additional services provided in the Company's pre-release facilities typically include life skills and employment training and job placement assistance. The Company derives substantially all its revenues from operating correctional, detention and pre-release facilities for federal, state and local governmental agencies in the United States.

   For the years ended December 31, 1998, 1997 and 1996, 20.1%, 31.4% and 39.7%,
respectively, of the Company's consolidated revenues were derived from contracts with the Federal Bureau of Prisons.

HISTORY OF ACQUISITIONS

   Since 1994, the Company has completed seven acquisitions. In August 1998, the Company acquired substantially all of the Alaskan assets of Allvest, Inc. ("Allvest"), a privately held company based in Anchorage, Alaska. The Allvest acquisition included the operations of five pre-release facilities with an aggregate capacity of 540 beds in Anchorage, Fairbanks and Bethel, Alaska, the real properties of three of the five facilities and assignments of contracts with the Alaska Department of Corrections ("ADC"). The aggregate purchase price for the acquisition was approximately $21.3 million.

   In January 1998, the Company purchased the Great Plains Correctional Facility ("Great Plains"), an existing 812 bed medium security prison located in Hinton, Oklahoma for approximately $43.8 million. The prison was operated pursuant to a one-year contract with nine one-year renewal options between the Oklahoma Department of Corrections and the Hinton Economic Development Authority ("HEDA"); HEDA in turn subcontracted the daily operations of the prison to another operator. The Company assumed complete operation of Great Plains in July 1998. The Company has a 30-year operating contract with four five-year renewals with HEDA. The purchase included an additional 20 adjacent acres of land for potential future expansion of the facility.

   In September 1997, the Company acquired substantially all of the assets of The Abraxas Group, Inc. and four related entities (collectively, "Abraxas"), a not-for-profit juvenile operator of seven residential facilities and 11 non-residential community-based programs, serving an aggregate capacity of approximately 1,400 juvenile offenders. The aggregate purchase price for the acquisition was approximately $19.2 million.

   In January 1997, the Company acquired substantially all of the assets of Interventions Co. ("Interventions") for an aggregate purchase price of $6.0 million. The acquisition included the operation of the Dallas County Judicial Center, a 300 bed adult residential pre-release facility in Dallas, Texas and the Griffin Juvenile Facility, a 150 bed capacity residential transitional living center for juveniles in San Antonio, Texas.

   In July 1996, the Company acquired substantially all the assets of MidTex Detentions, Inc. ("MidTex"), the operator of secure institutional facilities in Big Spring, Texas (the "Big Spring Complex"), for an aggregate purchase price of approximately $23.2 million. The City of Big Spring has an Intergovernmental Agreement (the "IGA") with the Federal Bureau of Prisons ("FBOP") to house the offenders at the Big Spring Complex. As part of the acquisition, MidTex assigned to the Company its rights under an operating agreement with the City of Big Spring (the "Big Spring Operating Agreement") to manage the Big Spring Complex. The Big Spring Operating Agreement has a base term of 20 years from the closing of the acquisition and three five-year renewal options at the discretion of the Company. The IGA has an indefinite term, although it may be terminated or modified by the FBOP upon 90 days written notice.

   In May 1996, the Company acquired a 310 bed pre-release facility located in Houston, Texas (the "Reid Center"), for approximately $2.0 million. Included in the acquisition was the real and personal property and the assignment of the Reid Center's contract with the Texas Department of Criminal Justice ("TDCJ").

   In March 1994, the Company acquired Eclectic Communications, Inc. ("Eclectic"), the operator of 11 privatized secure institutional and pre-release facilities in California with an aggregate offender capacity of 979 beds. Consideration for the acquisition of Eclectic was $10.0 million.

INDUSTRY AND MARKET

   In the United States, there is a growing trend toward privatization of government services and functions, including correctional and detention services, as governments of all types face continuing pressure to control costs and improve the quality of services. According to the Private Adult Correctional Facility Census dated December 31, 1998 ("1998 Facility Census"), the design capacity of privately managed adult secure institutional correctional and detention facilities in operation or under construction worldwide increased from 10,973 beds at December 31, 1989 to 132,572 beds at December 31, 1998, a compound annual growth rate of 32%. In addition, the design capacity of privately managed adult secure institutional correctional and detention facilities increased 24% in the last year.

   The United States leads the world in private prison management contracts. The 1998 Facility Census reports that at December 31, 1998, there were private adult secure institutional correctional and detention facilities in operation or under construction in 25 states, the District of Columbia and Puerto Rico. According to reports issued by the United States Department of Justice, Bureau of Justice Statistics (the "BJS"), the number of adult offenders housed in United States federal and state prison facilities and in local jails increased from 744,208 at December 31, 1985 to 1,725,842 at June 30, 1997. Management believes that the increase in the demand for privatized adult secure institutional correctional and detention facilities is also a result, in large part, of the general shortage of beds available in United States adult secure institutional correctional and detention facilities. Industry reports also indicate that adult offenders convicted of violent crimes generally serve only one-third of their sentence, with the majority of them being repeat offenders. Accordingly, there is a perceived public demand for, among other things, longer prison sentences, as well as prison terms for juvenile offenders, resulting in even more overcrowding in United States correctional and detention facilities. Finally, numerous courts and other government entities in the United States have mandated that additional services offered to offenders be expanded and living conditions be improved. Many governments do not have the readily available resources to make the changes necessary to meet such mandates.

   Similar to the adult secure institutional correctional and detention industry, the area of pre-release correctional services has experienced substantial growth. The pre-release area primarily comprises individuals who have been granted parole or sentenced to probation. Probationers (individuals sentenced for an offense without incarceration) and parolees (individuals released prior to the completion of their sentence) are typically placed in pre-release settings. These individuals typically spend three to six months in halfway houses until they are prepared to re-enter society.

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

OPERATING DIVISIONS

   SECURE INSTITUTIONAL CORRECTIONAL AND DETENTION SERVICES. At December 31, 1998, the Company operated seven facilities with a total offender capacity of 5,916 beds that provide secure institutional correctional and detention services for incarcerated adults. These facilities consisted of: (i) the 812 bed Great Plains Correctional Facility, a medium security prison operated for HEDA and the Oklahoma Department of Corrections; (ii) the 1,947 bed Big Spring Complex, a minimum to medium security facility operated primarily for the FBOP; (iii) the 302 bed Wyatt Detention Facility, a medium to maximum security facility operated primarily for the United States Marshal Services (the "USMS") in Central Falls, Rhode Island; (iv) two minimum security facilities in California with a total offender capacity of 558 beds operated for the California Department of Corrections (the "CDC"); (v) the Santa Fe County Adult Detention Facility, a 672 bed adult detention facility operated for Santa Fe County and (vi) the 1,625 bed
D. Ray James Prison, a minimum to medium security facility operated for the State of Georgia.

   The Company operates the Big Spring Complex pursuant to the Big Spring Operating Agreement between the Company and the City of Big Spring. The City of Big Spring in turn is a party to the IGA with the FBOP for an indefinite term with respect to the facilities. The Immigration and Naturalization Service (the "INS") and the USMS also use the Big Spring Complex. Offenders include detainees held by the INS, adjudicated offenders held by the INS who will be deported after serving their sentences and adjudicated offenders held for the FBOP. The Big Spring Complex is equipped with an interactive satellite link to INS courtroom facilities and judges which allows for processing of a high volume of INS detainees while reducing the time, effort and expense incurred in transporting offenders to offsite courtrooms. The Company completed a 560 bed expansion at the Big Spring Complex in the fourth quarter of 1998.

   The Wyatt Detention Facility in Central Falls opened in 1993 and primarily houses federal offenders awaiting adjudication under federal criminal charges.

   The Leo Chesney Correctional Facility (for females) and the Baker Correctional Facility (for males) are both in California and house offenders sentenced by the State of California, most of whom are non-violent offenders with sentences of up to two years.

   The Santa Fe County Adult Detention Facility is a 672 bed adult detention facility that houses offenders from Santa Fe County and various surrounding counties. Construction of the new 672 bed adult detention facility was completed in July 1998. Prior to construction of the new facility, the Company operated a 240 bed facility which housed 200 adult and 40 juvenile offenders. The 240 bed facility was renovated to house 115 juveniles exclusively.

   The D. Ray James Prison began operations during the fourth quarter of 1998 and houses offenders from the State of Georgia. The Company is currently operating 550 beds with a 1,075 bed expansion to be completed in the first quarter of 1999.

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

   JUVENILE CORRECTIONAL AND DETENTION SERVICES. Under the name "Cornell Abraxas," the Company offers programs to meet the multiple needs of troubled juveniles. At December 31, 1998, the Company operated or had contracts to operate 14 residential facilities and 14 non-residential community-based programs serving an aggregate capacity of 2,636 youths. Juvenile correctional and detention services consist primarily of treatment programs for offenders that are designed to lead to rehabilitation while providing public safety and holding offenders accountable for their decisions and behavior. The Company operates primarily within a restorative justice model. The basic philosophy is that merely serving time in an institution does not relieve juvenile offenders of the obligation to repay their victims and that incarceration alone does not compensate for the societal impact of crimes. The use of a balanced approach gives equal emphasis to accountability, competency development and community protection.

   The 160 bed Salt Lake Valley Juvenile Detention Facility in Salt Lake City, Utah includes an interactive satellite link to juvenile courtroom facilities and judges, which allows for processing of a high number of juvenile detainees while reducing the time, effort and expense incurred in transporting detainees to offsite courtrooms.

   The Santa Fe County Juvenile Detention Facility in Santa Fe, New Mexico is a contracted 115 bed facility that houses juvenile offenders for Santa Fe County and various surrounding counties. The facility, which was previously a 240 bed facility that housed 200 adults and 40 juveniles, was renovated to house 115 juveniles.

   The Griffin Juvenile Facility is a 150 bed capacity transitional living center for juveniles located in San Antonio, Texas. The Company currently has contracts for the housing of adjudicated and certain homeless non-adjudicated juveniles.

   Generally, Cornell Abraxas programs include education, individual and group counseling, social skills training, physical training, community service and substance abuse treatment. The educational schools within Cornell Abraxas are accredited, whereby graduating juveniles are eligible to receive a full high school diploma as an alternative to the traditional General Educational Development ("G.E.D.") certificate.

   The three largest facilities operated by Cornell Abraxas include: (i) the Cornell Abraxas 1 program ("A-1"); (ii) the Leadership Development Program (the "LDP") and (iii) Cornell Abraxas of Ohio. A-1's property is comprised of approximately 16 buildings situated on approximately 100 acres with an aggregate offender capacity of 204 beds. Located in the Allegheny National Forest, A-1 operates as an open residential facility for the treatment of delinquent and/or dependent males who have substance abuse problems and/or are involved in the sale of a controlled substance. A-1 also operates a licensed school which offers a full range of educational services and interscholastic sports programs. While at A-1, juvenile offenders may earn a high school diploma, pursue vocational tracks or receive G.E.D. instruction and testing. The LDP is conducted on property leased by the Company, located on approximately 3.5 acres in South Mountain, Pennsylvania. The LDP is a 15-week residential treatment program with a wilderness component. The program includes group counseling, substance abuse treatment and licensed educational programs. Cornell Abraxas of Ohio's facility is located on approximately 80 acres in north central Ohio and has an offender capacity of 108 beds. This residential program offers a comprehensive substance abuse treatment and education program for males. Individuals participate in intensive group curriculum which includes a wide variety of topics such as: stages of denial, self-help tools for recovery, goal setting, values, beliefs and morals, relapse process and prevention and sex education. Individuals may earn a high school diploma, pursue vocational tracks or receive G.E.D. instruction and testing.

   The non-residential community-based programs transition juvenile offenders from residential placement back to their home communities. The Company provides in-home counseling and intensive case management services while integrating an array of community resources into a comprehensive plan. This dual role of service provider and intermediary serves to bridge the gap between residential facilities and the community. The Company utilizes therapists and consulting psychologists in its multi-level treatment programs.

   The Company intends to pursue additional contract awards to provide juvenile detention and correctional services, and to continue to increase its number of contracts for specialized rehabilitation programs and services for juvenile offenders such as wilderness programs and secure education and training centers.

   PRE-RELEASE CORRECTIONAL SERVICES. At December 31, 1998, the Company operated 18 facilities with an aggregate offender capacity of 1,973 beds that provide pre-release correctional services. For a listing of facility locations and the contracting agency, see "Facilities." Most residents of these facilities are or will be serving the last three to six months of their sentences and preparing for re-entry into society.

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

FACILITIES

   As of December 31, 1998, the Company operated 51 facilities and had been awarded contracts to operate two additional facilities that are currently under construction or renovation. In addition to providing management services, the Company has been involved in the development, design and/or construction of many of these facilities. The facilities currently under development are the Cornell Abraxas Youth Center, which commenced operations during the first quarter of 1999, and the New Morgan Academy scheduled to open in 2000. The following table summarizes certain additional information with respect to contracts and facilities under operation by the Company as of December 31, 1998:

                                                 PRINCIPAL                          COMMENCE-
                                                CONTRACTING   TOTAL      INITIAL      MENT                         COMPANY
                                                GOVERNMENT   OFFENDER   CONTRACT   OF CURRENT   TERM     RENEWAL    OWNED/
           FACILITY NAME AND LOCATION             AGENCY    CAPACITY(1)  DATE(2)    CONTRACT  (YEARS)(3) OPTION(4) LEASED
----------------------------------------------  ----------  ----------  --------  ----------  ---------  --------  -------
SECURE INSTITUTIONAL CORRECTIONAL
AND DETENTION FACILITIES:
Baker Community Correctional Facility .......         CDC      288        1987         7/97   1 1/2       None     Leased
   Baker, California (5)
Big Spring Complex ..........................     FBOP(6)    1,947          (6)          (6)     (6)        (6)        (7)
   Big Spring, Texas
D. Ray James Prison .........................    State of    1,625(8)     1998         9/98       1       Nine      Owned
   Charlton County, Georgia                       Georgia                                               One-Year
Great Plains Correctional Facility ..........          (9)     812          (9)    7/98 (9)      (9)        (9)     Owned
   Hinton, Oklahoma (5)
Chesney Community Correctional Facility .....         CDC      270        1988         4/93   6 1/2       None     Leased
   Live Oak, California (5)
Santa Fe County Adult Detention Facility.....    Santa Fe      672        1997         7/97       3        Two        (11)
   Santa Fe, New Mexico (10)                       County                                                One-Year
Wyatt Detention Facility ....................    USMS(12)      302        1992        11/93       5(12)     (12)      (11)
   Central Falls, Rhode Island (5)

JUVENILE CORRECTIONAL AND DETENTION FACILITIES:

RESIDENTIAL FACILITIES:

Cornell Abraxas I ...........................        (13)     204        1973         7/98       1     Annual      Owned
   Marienville, Pennsylvania
Cornell Abraxas II ..........................        (13)      23        1974         7/98       1     Annual      Owned
   Erie, Pennsylvania
Cornell Abraxas III .........................        (13)      24        1975         7/98       1     Annual      Owned
   Pittsburgh, Pennsylvania
Cornell Abraxas Center for Adolescent
   Females ..................................        (13)      43        1989         7/98       1     Annual      Owned
   Pittsburgh, Pennsylvania
Cornell Abraxas of Ohio .....................        (13)     108        1993         7/98       1     Annual      Owned
   Shelby, Ohio
Cornell Abraxas Youth Center ................        (13)      70        1999         3/99       1     Annual     Leased
   South Mountain, Pennsylvania
Danville Center for Adolescent Females ......        (13)      64        1998         2/98       1     Annual        (11)
   Danville, Pennsylvania
Griffin Juvenile Facility ...................      Bexar      150        1996         7/98   Annual      None      Owned
   San Antonio, Texas                             County
Leadership Development Program ..............        (13)     120        1994         7/98       1     Annual     Leased
   South Mountain, Pennsylvania
New Morgan Academy ..........................        (14)     180        (14)         (14)     (14)     (14)      Leased
   New Morgan, Pennsylvania


                                           (TABLE CONTINUED ON FOLLOWING PAGE)

                                                         PRINCIPAL                        COMMENCE-
                                                        CONTRACTING  TOTAL      INITIAL     MENT                           COMPANY
                                                        GOVERNMENT  OFFENDER    CONTRACT  OF CURRENT   TERM      RENEWAL    OWNED/
           FACILITY NAME AND LOCATION                     AGENCY   CAPACITY(1)  DATE(2)   CONTRACT  (YEARS)(3)  OPTION(4)   LEASED
-----------------------------------------------         ---------- -----------  -------   --------  ----------  ---------   -------
RESIDENTIAL FACILITIES: (CONTINUED)

Psychosocial Rehabilitation Unit ....................      (13)       13           1994      7/98       1        Annual       Owned
   Erie, Pennsylvania
Salt Lake Valley Juvenile Detention Facility.........      State of  160           1996      6/96       3         None          (11)
   Salt Lake City, Utah                                   Utah (15)
Santa Fe County Juvenile Detention Facility .........     Santa Fe   115           1997      7/97       3         Two           (11)
   Santa Fe, New Mexico (10)                              County                                                One-Year
South Mountain Secure Residential Treatment Unit ....      (13)       52           1997     10/98       1        Annual         (11)
   South Mountain, Pennsylvania

NON-RESIDENTIAL COMMUNITY-BASED CENTERS:

Adams County Mental Health ..........................      (13)       25           1998      7/98       1        Annual      Leased
   Oxford, Pennsylvania
Bensalem School .....................................      (13)      120           1994      7/98       1        Annual      Leased
   Bensalem, Pennsylvania (16)
Day Treatment Program ...............................      (13)       28           1996      7/98       1        Annual      Leased
   Harrisburg, Pennsylvania
Dauphin County Mental Health ........................      (13)      150           1996      7/98       1        Annual      Leased
   Harrisburg, Pennsylvania
Erie Mental Health ..................................      (13)       30           1997      7/98       1        Annual      Leased
   Erie, Pennsylvania
Lycoming County Mental Health .......................      (13)       25           1998      7/98       1        Annual      Leased
   Williamsport, Pennsylvania
Mental Health Clinic ................................      (13)       40           1996      7/98       1        Annual      Leased
   Harrisburg, Pennsylvania
Non-Residential Care ................................      (13)       20           1991      7/98       1        Annual      Leased
   Pittsburgh, Pennsylvania
Philadelphia Family Preservation/SCOH ...............      (13)       64           1992      7/98       1        Annual       Owned
   Philadelphia, Pennsylvania
Supervised Home Services ............................      (13)       33           1994      7/98       1        Annual      Leased
   Milford, Delaware
Supervised Home Services ............................      (13)       25           1992      7/98       1        Annual      Leased
   Lehigh Valley, Pennsylvania
Supervised Home Services/Home Detention..............      (13)       50           1993      7/98       1        Annual      Leased
   District of Columbia
Workbridge ..........................................      (13)      375           1994      7/98       1        Annual      Leased
   Pittsburgh, Pennsylvania
Workbridge ..........................................      (13)      325           1998      7/98       1        Annual      Leased
   Philadelphia, Pennsylvania


PRE-RELEASE CORRECTIONAL FACILITIES:

Cordova Center ......................................      ADC       192           1985     12/97       3          None       Owned
   Anchorage, Alaska (5)
Dallas County Judicial Center .......................      Dallas    300           1991      9/98       1          None      Leased
   Wilmer, Texas                                           County
Durham Center .......................................      NCDC       75           1996     12/96     4 1/2         One      Leased
   Durham, North Carolina                                                                                        Five-Year
El Monte Center .....................................      FBOP       52           1993     10/97       1          Four      Leased
   El Monte, California (5)                                                                                      One-Year
Inglewood Men's Center ..............................      CDC        53           1982      7/94       4 (17)     (17)      Leased
   Inglewood, California


                                             (TABLE CONTINUED ON FOLLOWING PAGE)

                                                   PRINCIPAL                          COMMENCE-
                                                  CONTRACTING    TOTAL      INITIAL     MENT                           COMPANY
                                                  GOVERNMENT   OFFENDER    CONTRACT  OF CURRENT   TERM      RENEWAL    OWNED/
           FACILITY NAME AND LOCATION               AGENCY     CAPACITY(1)  DATE(2)   CONTRACT  (YEARS)(3)  OPTION(4)  LEASED
-----------------------------------------------   ------------ -----------  -------   --------  ----------  ---------  --------
PRE-RELEASE CORRECTIONAL FACILITIES: (CONTINUED)

Leidel Community Correctional Center .........         FBOP      150          1996      1/96      3           Two       Owned
   Houston, Texas (5)                                                                                      One-Year
Marvin Gardens Center ........................          CDC       42          1981      1/99      5          None      Leased
   Los Angeles, California (5)
Midtown Center ...............................          ADC       32          1998      2/98      3          None       Owned
   Anchorage, Alaska
Northstar Center .............................          ADC      105          1990     12/97      3          None      Leased
   Fairbanks, Alaska (5)
Oakland Center ...............................     FBOP(18)       61          1981      9/98      2          None      Leased
   Oakland, California (5)
Parkview Center ..............................          ADC      112          1993     11/96      3          None      Leased
   Anchorage, Alaska (5)
Reid Community Correctional Center ...........         TDCJ      310          1996      9/98      1          None      Owned
   Houston, Texas
Salt Lake City Center ........................     FBOP(15)       58          1995     12/95      2         Three      Leased
   Salt Lake City, Utah (5)                                                                                One-Year
San Diego Center .............................         FBOP       50          1984     11/95      2         Three      Leased
   San Diego, California (5)                                                                               One-Year
San Diego Drug Aftercare Program..............         FBOP       80          1998     10/98      2          None      Leased
   San Diego, California
Santa Barbara Center .........................         FBOP       25          1996      3/96      2         Three      Leased
   Santa Barbara, California (5)                                                                           One-Year
Taylor Street Center .........................         (19)      177          1984      (19)    (19)         (19)      Leased
   San Francisco, California (5)
Tundra Center ................................          ADC       99          1986     12/97      4          None       Owned
   Bethel, Alaska

----------
(1) Total offender capacity includes design capacity plus the program capacity of the non-residential community-based operations. Design capacity is based on the physical space available presently, or with minimal additional expenditure, for offender or residential beds in compliance with relevant regulations and contract requirements. In certain cases, the management contract for a facility provides for a lower number of beds.
(2) Date from which the Company, or its predecessor, has had a contract with the contracting governmental agency on an uninterrupted basis.
(3) Substantially all contracts are terminable by the contracting governmental agency for any reason upon the required notice to the Company.
(4) Except as otherwise noted, the renewal option, if any, is at the discretion of the contracting governmental agency.
(5)   Facility is accredited by the American Correctional Association.
(6) The City of Big Spring entered into the IGA with the FBOP for an indefinite term (until modified or terminated) with respect to the Big Spring Complex, which began operations during 1989. The Big Spring Operating Agreement has a term of 20 years with three five-year renewal options at the Company's discretion, pursuant to which the Company manages the Big Spring Complex for the City of Big Spring. With respect to the 560 bed expansion of the Big Spring Complex, the portion of the Big Spring Operating Agreement relating to the expansion has a term of 30 years with four five-year renewal options at the Company's discretion.
(7) In connection with the acquisition of MidTex, and as part of the purchase price, the Company prepaid a majority of the facility costs related to three of the Big Spring Complex units through at least the year 2030. The Company owns the 560 bed expansion unit constructed in 1998.
(8) The Company is currently operating 550 beds and expects to phase-in the remaining 1,075 beds during 1999.
(9) The prison is operated pursuant to a one-year contract with nine one-year renewal options between the Oklahoma Department of Corrections and HEDA. HEDA in turn has subcontracted the operations to the Company under a 30-year operating contract with four five-year renewals.
(10) The Company took over the operation of an existing 240 bed adult and juvenile facility on July 1, 1997, while beginning construction of a new 672 bed adult detention facility, which was completed in the second quarter of 1998. The offenders housed in the 240 bed facility were transferred to the new 672 bed detention facility and the 240 bed facility was converted into a 115 bed juvenile detention facility.
(11) The Company does not incur any facility use costs for these facilities which are owned by a governmental agency or by the contracting agency.

                                       (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

(12) The USMS entered into an intergovernmental agreement with the Central Falls Detention Facility Corporation ("DFC") in August 1991 for an indefinite term (until modified or terminated) with respect to the Wyatt Detention Facility. The DFC, in turn, entered into a Professional Management Agreement with the Company for the Company to operate this facility effective November 1993 for a term of five years. The Company is currently finalizing a contract with a term of three years with one two-year renewal option.
(13) The Cornell Abraxas programs/facilities contract with numerous counties throughout Pennsylvania, Ohio, Delaware and with the District of Columbia.
(14) The facility is currently under development and construction. The Company anticipates obtaining contracts with various counties when construction is complete in 2000.
(15)  Utah Department of Human Services, Division of Youth Corrections.
(16)  Operates within Pennsylvania Youth Department Center/State Facility.
(17) The current contract, which expired in July 1998, was extended by the CDC for six months. The contract is currently out for bid.
(18) In addition to its contract with the FBOP with respect to these facilities, the Company has contracts with the Administrative Office of the United States Courts, Pretrial Services to provide beds at these facilities.
(19) The Company has a contract with the FBOP for 53 beds for the period February 1996 through January 2001 and with the CDC for 40 beds for the period July 1998 through June 2003. The Company also contracts with Pretrial Services for 5 beds.

FACILITY MANAGEMENT CONTRACTS

   The Company is compensated on the basis of the number of offenders held or supervised under each of its facilities' management contracts. The Company's existing facility management contracts generally provide that the Company will be compensated at an occupant per diem rate. Such compensation is invoiced in accordance with applicable law and is typically paid on a monthly basis. Under a per diem rate structure, a decrease in occupancy rates would cause a decrease in revenues and profitability. The Company is, therefore, dependent upon governmental agencies to supply the Company's facilities with a sufficient number of offenders to meet the contract capacities, and in most cases such governmental agencies are under no obligation to do so. Moreover, because certain of the Company's facilities have offenders serving relatively short sentences or only the last three to six months of their sentences, the high turnover rate of offenders requires a constant influx of new offenders from the relevant governmental agencies to provide sufficient occupancies to achieve profitability. Occupancy rates during the start-up phase when facilities are first opened typically result in capacity underutilization for 30 to 90 days. After a management contract has been awarded, the Company incurs facility start-up costs consisting principally of initial employee training, travel and other direct expenses incurred in connection with the contract. These costs vary by contract. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

MARKETING AND DEVELOPMENT

   The Company's principal customers are federal, state and local governmental agencies responsible for adult and juvenile correctional, detention and pre-release services. These governmental agencies generally procure services from the private sector by issuing a Request for Proposal ("RFP") to which a number of companies may respond. Most of the Company's efforts in securing new business are expected to be in the form of responding to RFPs. As part of the Company's process of responding to RFPs, management of the Company meets with appropriate personnel from the requesting agency to best determine the agency's distinct needs. If the Company believes that the project complies with its business strategy, the Company will submit a written response to the RFP. When responding to RFPs, the Company incurs costs, typically ranging from $10,000 to $75,000 per proposal, to determine the prospective client's distinct needs and prepare a detailed response to the RFP. In addition, the Company may incur substantial costs to acquire options to lease or purchase land for a proposed facility and engage outside consulting and legal expertise related to a particular RFP. The preparation of a response to an RFP typically takes from five to 10 weeks.

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

   The development process for obtaining facility management contracts consists of several steps. These include issuance of an RFP by a governmental agency, submission of a response to the RFP by the Company, the award of the contract by a governmental agency and the commencement of construction or operation of the facility. The Company's experience has been that a substantial period of time may elapse from the initial inquiry to receipt of a new contract, although, as the concept of privatization has gained wider acceptance, the length of time from inquiry to the award of contract has shortened. The length of time required to award a contract is also affected, in some cases, by the need to introduce enabling legislation. The bidding and award process for an RFP typically takes from three to nine months. Generally, if the facility for which an award has been made must be constructed, the Company's experience has been that a newly constructed facility typically commences operations between 12 and 24 months after the governmental agency's award.

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

   Internal quality control, conducted by senior facility staff and executive officers of the Company, takes the form of periodic operational, programming and fiscal audits; facility inspections; regular review of logs, reports and files; and strict maintenance of personnel standards, including an active training program. Each of the Company's facilities develops its own training plan that is reviewed, evaluated and updated annually. Dedicated space and equipment for training is provided and outside resources such as community colleges are utilized in the training process. All adult correctional officers undergo a minimum 40-hour orientation upon their hiring and receive academy-level training amounting to 120 hours and on-the-job training of up to 80 hours. Each correctional officer also receives up to 40 hours of training and education annually. All juvenile treatment employees undergo a minimum 80-hour orientation upon their hiring and also receive up to 40 hours of training and education annually.

   Cornell Abraxas has received awards and recognition for its operations and programs, including being recognized (i) in 1995 by the Pennsylvania Juvenile Court Judges' Commission as "Residential Program of the Year" and (ii) in 1994 by the Office of Juvenile Justice and Delinquency Prevention in its Program Report titled "What Works: Promising Interventions in Juvenile Justice."

FACILITY DESIGN, CONSTRUCTION AND FINANCE

   In addition to operating correctional facilities, the Company also provides consultation and management services to governmental agencies with respect to the development, design and construction of new correctional and detention facilities and the redesign and renovation of older facilities. The Company or its predecessors have consulted on and/or managed the development, design and/or construction of a number of facilities in each of its operating divisions.

   During 1998, the Company completed the development, design and construction of: (i) the 560 bed expansion of the Big Spring Complex; (ii) the 672 bed adult detention facility in Santa Fe, New Mexico and (iii) various facility expansions. Additionally, the Company completed a portion (550 beds) of the D. Ray James Prison in Charlton, Georgia in the fourth quarter of 1998. The construction of the remaining 1,075 beds is expected to be completed in the first half of 1999. Currently, the Company operates all of the facilities it has developed, designed and constructed with the exception of the detention center in Plymouth, Massachusetts, which is operated by the Sheriff's Department of the County of Plymouth, Massachusetts.

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

COMPETITION

   The Company competes with a number of companies, including, but not limited to, Corrections Corporation of America, Wackenhut Corrections Corporation, Youth Services International, Inc. and Correctional Services Corporation. The Company also competes in some markets with small local companies that may have better knowledge of local conditions and may be better able to gain political and public acceptance. In addition, the Company may compete in some markets with governmental agencies that operate correctional and detention facilities.

EMPLOYEES

   At December 31, 1998, the Company had approximately 2,333 full-time employees and 621 part-time employees. The Company employs management, administrative and clerical, security, educational and counseling services, health services and general maintenance personnel. Approximately 150 employees at two of the Company's facilities are represented by unions. The Company is currently negotiating over terms for an agreement at a third facility with approximately 35 employees. The Company believes its relations with its employees are good.

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

   The Company's contracts and the statutes of certain states in which the Company operates typically require the maintenance of insurance by the Company. The Company's contracts provide that, in the event the Company does not maintain such insurance, the contracting agency may terminate its agreement with the Company. The Company believes that it is in compliance in all material respects with respect to these requirements.

ITEM 2.  PROPERTIES

   The Company leases corporate headquarters office space in Houston, Texas and divisional administrative offices in Ventura, California and Pittsburgh, Pennsylvania. The Company also leases various facilities it is currently operating or developing. For a listing of owned and leased facilities, see "Business - Facilities."

ITEM 3.  LEGAL PROCEEDINGS

   The Company currently and from time to time is subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries or for wrongful restriction of, or interference with, offender privileges and employment matters. In the opinion of management of the Company, the outcome of the proceedings to which the Company is currently a party will not have a material adverse effect upon the Company's operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to the Company's security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR CORNELL CORRECTIONS, INC. COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   The common stock of the Company is currently listed on the New York Stock Exchange ("NYSE") under the symbol "CRN." As of February 26, 1999, there were approximately 47 record holders of common stock. The high and low closing sales prices for the common stock since the common stock began trading on October 3, 1996, are shown below:

                                                   HIGH      LOW
                                                   ----      ---
            1996:
                Fourth Quarter (from October 3).  $12 3/4   $ 8 7/8

            1997:
                First Quarter...................   11 5/8     9
                Second Quarter..................   18         9
                Third Quarter...................   16 5/8    14 7/16
                Fourth Quarter..................   20 3/4    15 3/4

            1998:
                First Quarter...................   24 1/2    19 7/16
                Second Quarter..................   25 7/16   18 1/2
                Third Quarter...................   21 1/16     8
                Fourth Quarter..................   19        11

            1999:
                First Quarter (through
                 February 26)...................   19 7/8    16 1/4

   The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain excess cash flow, if any, for use in the operation and expansion of its business and does not anticipate paying cash dividends on the common stock in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will be dependent upon, among other factors, the Company's results of operations; financial condition; capital requirements; restrictions, if any, imposed by financing commitments and legal requirements. The Third Amended and Restated Credit Agreement, dated as of December 3, 1998 ("1998 Credit Facility") currently prohibits the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                                       YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------------------------
                                                                  1998 (1)       1997 (2)     1996 (3)        1995         1994 (4)
                                                                 ---------     ---------     ---------     ---------     ---------
                                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
   Revenues ..................................................   $ 123,119     $  70,302     $  32,327     $  20,692     $  15,689
   Operating expenses ........................................      98,721        57,047        26,038        16,351        12,315
   Depreciation and amortization .............................       4,228         2,231         1,390           820           758
   General and administrative expenses .......................       7,581         5,394         4,560         3,531         2,959
                                                                 ---------     ---------     ---------     ---------     ---------
   Income (loss) from operations .............................      12,589         5,630           339           (10)         (343)
   Interest expense (5) ......................................       2,601           491         2,810         1,115           294
   Interest income ...........................................        (116)         (414)         (167)         (136)         (138)
                                                                 ---------     ---------     ---------     ---------     ---------
   Income (loss) before income taxes .........................      10,104         5,553        (2,304)         (989)         (499)
   Provision for income taxes ................................       4,042         1,999            75          --             101
                                                                 ---------     ---------     ---------     ---------     ---------
   Net income (loss) .........................................   $   6,062     $   3,554     $  (2,379)    $    (989)    $    (600)
                                                                 =========     =========     =========     =========     =========
   Earnings (loss) per share:
        - Basic ..............................................   $     .64     $     .48     $    (.65)    $    (.32)    $    (.21)
        - Diluted ............................................   $     .62     $     .46     $    (.65)    $    (.32)    $    (.21)
   Number of shares used to compute EPS (in thousands) (6):
        - Basic ..............................................       9,442         7,350         3,673         3,095         2,923
        - Diluted ............................................       9,772         7,740         3,673         3,095         2,923
OPERATING DATA:
Total offender capacity:
   Residential ...............................................       9,135         6,172         3,577         1,640         1,281
   Non-residential community-based ...........................       1,390           900          --            --            --
      Total ..................................................      10,525         7,072         3,577         1,640         1,281
Contracted offender capacity in operation
   (end of period) ...........................................       8,700         5,061         2,899         1,135         1,155
Contracted beds in operation (end of period) (7) .............       7,310         4,161         2,899         1,135         1,155
Average occupancy based on contracted
   beds in operation (7) (8) .................................        93.8%         97.6%         97.0%         98.9%         92.1%
BALANCE SHEET DATA:
   Working capital ...........................................   $  16,828     $  26,220     $   7,747     $   1,525     $   2,015
   Total assets ..............................................     212,695       104,109        46,824        14,184        13,095
   Long-term debt ............................................      98,480           432           745         7,649         3,447
   Stockholders' equity ......................................      91,500        86,730        41,051         3,053         6,631

----------
(1) Includes the operations of the Great Plains Correctional Facility acquired in January 1998 and the Alaska facilities purchased from Allvest in August 1998.
(2) Includes the operations of Interventions and Abraxas acquired in January 1997 and September 1997, respectively.
(3) Includes the operations of the Big Spring Complex and the Reid Center acquired in July 1996 and May 1996, respectively.
(4) Includes the operations of Eclectic purchased by the Company on March 31, 1994.
(5) Interest expense for 1996 includes a $1.3 million non-recurring charge ($726,000 of which was non-cash) to expense deferred financing costs associated with the early retirement of debt.
(6) Prior to March 31, 1994, the Company was organized as a partnership. For purposes of computing average shares outstanding for the period prior to March 31, 1994, the partnership units were converted to common shares using a one-to-one unit-to-share conversion ratio.
(7) Occupancy percentages are based on contracted offender capacity of residential facilities in operation. Since certain facilities have offender capacities that exceed contracted capacities, occupancy percentages can exceed 100% of contracted capacity.
(8) For any applicable facilities, includes reduced occupancy during the start-up phase.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The Company provides integrated facility development, design, construction and operational services to governmental agencies within three operating divisions: (i) secure institutional correctional and detention services; (ii) juvenile treatmen, educational and detention services and (iii) pre-release correctional services. The following table sets forth total offender capacity, the contracted offender capacity and beds in operation at the end of the periods shown, and the average occupancy percentage for the year then ended.

                                                            DECEMBER 31,
                                                      -----------------------
                                                       1998     1997     1996
                                                      ------   ------   -----
Total offender capacity:
   Residential.....................................   9,135    6,172    3,577
   Non-residential community-based.................   1,390      900       --
     Total.........................................  10,525    7,072    3,577
Contracted offender capacity in operation
     (end of period)...............................   8,700    5,061    2,899
Contracted beds in operation (end of period) (1)...   7,310    4,161    2,899
Average occupancy based on contracted beds in
     operation (1) (2).............................    93.8%    97.6%    97.0%

-----------
(1) Occupancy percentages are based on contracted offender capacity of residential facilities in operation. Since certain facilities have offender capacities that exceed contracted capacities, occupancy percentages can exceed 100% of contracted capacity.
(2) For any applicable facilities, includes reduced occupancy during the start-up phase.

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

   The Company's operating margins generally vary from facility to facility (regardless of whether the facility is secure institutional, juvenile or pre-release) based on the level of competition for the contract award, the proposed length of the contract, the occupancy levels for a facility, the level of capital commitment required with respect to a facility and the anticipated changes in operating costs, if any, over the term of the contract.

   The Company is responsible for all facility operating expenses, except for certain debt service and lease payments with respect to facilities for which the Company has only a management contract (six facilities in operation at December 31, 1998).

   A majority of the Company's facility operating expenses consist of fixed costs. These fixed costs include lease and rental expense, insurance, utilities and depreciation. As a result, when the Company commences operation of new or expanded facilities, fixed operating expenses increase. The amount of the Company's variable operating expenses, including food, medical services, supplies and clothing, depend on occupancy levels at the facilities operated by the Company. The Company's largest single operating expense, facility payroll expense and related employment taxes and costs, has both a fixed and a variable component. The Company can adjust the staffing and payroll to a certain extent based on occupancy at a facility, but a minimum fixed number of employees is required to operate and maintain any facility regardless of occupancy levels.

   General and administrative expenses consist primarily of salaries of the Company's corporate and administrative personnel who provide senior management, accounting, finance, human resources, payroll, information systems and other services, and costs of business development.

   Newly opened facilities are staffed according to contract requirements when the Company begins receiving offenders. Offenders are typically assigned to a newly opened facility on a phased-in basis over a one- to three-month period. The Company may incur start-up operating losses at new facilities until break-even occupancy levels are reached. Quarterly results can be substantially affected by the timing of the commencement of operations as well as development and construction of new facilities.

   Working capital requirements generally increase immediately prior to the Company's commencing management of a new facility as the Company incurs start-up costs and purchases necessary equipment and supplies before facility management revenue is realized.

RESULTS OF OPERATIONS

   The Company's historical operating results reflect a significant expansion of the Company's business since 1996. Material fluctuations in the Company's results of operations are principally the result of the timing and effect of acquisitions, the level of development activity conducted by the Company, and occupancy rates at Company-operated facilities. The Company's acquisitions to date have been accounted for using the purchase method of accounting, whereby the operating results of the acquired businesses have been reported in the Company's operating results since the date of acquisition.

   The Company's income from operations as a percentage of revenues fluctuates depending on the relative mix of operating contracts among the Company's three operating divisions.

   The following table sets forth for the periods indicated the percentages of revenues represented by certain items in the Company's historical consolidated statements of operations.

                                                       YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                       1998     1997     1996
                                                      ------   ------   -----
Revenues............................................. 100.0%   100.0%   100.0%
Operating expenses...................................  80.2     81.1     80.5
Depreciation and amortization........................   3.4      3.2      4.3
General and administrative expenses..................   6.2      7.7     14.1
                                                      -----    -----    -----
Income from operations...............................  10.2      8.0      1.1
Interest expense, net................................   2.0      0.1      8.2
                                                      -----    -----    -----
Income (loss) before income taxes....................   8.2      7.9     (7.1)
Provision for income taxes...........................   3.3      2.8      0.2
                                                      -----    -----    -----
Net income (loss)....................................   4.9%     5.1%    (7.3)%
                                                      =====    =====    =====

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

   REVENUES. Revenues increased by 75.1% to $123.1 million for the year ended December 31, 1998, from $70.3 million for the year ended December 31, 1997. Secure institutional division revenues increased 63.0% to $52.6 million in 1998 from $32.3 million in 1997, due principally to the purchase of the Great Plains Correctional Facility in January 1998; a full year of operations at the Santa Fe County Adult Detention Facility, which commenced in July 1997; and the 560 bed expansion unit at the Big Spring Complex and the opening of the D. Ray James Prison, both of which began operations in the fourth quarter of 1998. Juvenile division revenues increased 153.7 % to $47.0 million in 1998 from $18.5 million in 1997, due principally to a full year of results from the Abraxas acquisition in September 1997, additional programs which began in 1998 and expansions of various facilities. Pre-release division revenues increased 20.4% to $23.5 million in 1998 from $19.5 million in 1997, due principally to the acquisition of Allvest in August 1998.

   OPERATING EXPENSES. Operating expenses increased 73.1% to $98.7 million for the year ended December 31, 1998, from $57.0 million for the year ended December 31, 1997.

   Secure institutional division operating expenses increased 51.0% to $37.8 million in 1998 from $25.1 million in 1997, due principally to the purchase of the Great Plains Correctional Facility in January 1998; a full year of operations at the Santa Fe County Adult Detention Facility, which commenced in July 1997; and the 560 bed expansion unit at the Big Spring Complex and the opening of the D. Ray James Prison, both of which began operations in the fourth quarter of 1998. As a percentage of revenues, secure institutional division operating expenses were 71.9% in 1998 and 77.6% in 1997. The higher operating margin in 1998 versus 1997 was due principally to a greater mix of owned versus leased facilities, including the Great Plains Correctional Facility, offset in part by lower operating margins at start-up facilities such as the expansion unit at the Big Spring Complex, the D. Ray James Prison and the Santa Fe County Adult Detention Facility.

   Juvenile division operating expenses increased 159.1% to $41.2 million in 1998 from $15.9 million in 1997, due principally to a full year of results from the Abraxas acquisition in September 1997, additional programs which began in 1998 and expansions of various facilities. As a percentage of revenues, juvenile division operating expenses were 87.7% in 1998 and 85.9% in 1997. The lower operating margin in 1998 versus 1997 was due principally to an increase in juvenile programs which are funded on a cost-plus basis and the results of the Griffin Juvenile Facility, which has experienced lower occupancy in 1998.

   Pre-release division operating expenses increased 17.5% to $18.7 million in 1998 from $15.9 million in 1997, due principally to the acquisition of Allvest in August 1998. As a percentage of revenues, pre-release division operating expenses were 79.8% in 1998 and 81.8% in 1997. The higher operating margin in 1998 versus 1997 was due principally to a greater mix of owned versus leased facilities, including those acquired as part of the Allvest acquisition.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 89.5% to $4.2 million for the year ended December 31, 1998, from $2.2 million for the year ended December 31, 1997, due principally to depreciation of buildings and equipment acquired from Abraxas in September 1997, the Great Plains Correctional Facility purchased in January 1998, the 560 bed expansion unit at the Big Spring Complex, the opening of the D. Ray James Prison and various facility expansions and related equipment.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 40.5% to $7.6 million for the year ended December 31, 1998, from $5.4 million for the year ended December 31, 1997. The increase in general and administrative expenses resulted from additional corporate, business development and administrative personnel needed to manage the increased business of the Company and for development of new contracts. As a percentage of revenues, general and administrative expenses decreased to 6.2% from 7.7%, due principally to spreading the costs over a larger revenue base.

   INTEREST. Interest expense, net of interest income, increased to $2.5 million for the year ended December 31, 1998, from $77,000 for the year ended December 31, 1997. The increase in net interest expense was principally due to borrowings under the Company's 1997 Credit Facility for the purchase of the Great Plains Correctional Facility in January 1998, for the acquisition of Allvest in August 1998 and for working capital for various new programs and facility expansions. For the year ended December 31, 1998, the Company capitalized interest totaling $2.3 million related to costs of facilities under construction and development, including the 560 bed Big Spring Complex expansion and the 1,625 bed D. Ray James Prison.

   INCOME TAXES. For the year ended December 31, 1998, the Company recognized a provision for income taxes at an estimated effective annual rate of 40%, compared to 36% for the year ended December 31, 1997. The effective income tax rate applied in 1997 included a benefit for the reversal of previously reserved deferred tax assets resulting from prior net operating losses.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

   REVENUES. Revenues increased 117.5% to $70.3 million for the year ended December 31, 1997, from $32.3 million for the year ended December 31, 1996. Secure institutional division revenues increased 51.0% to $32.3 million in 1997 from $21.4 million in 1996, due principally to a full year of operations from the July 1996 acquisition of the Big Spring Complex (formerly MidTex) and assuming the operation of the Santa Fe County Adult Detention Facility, which commenced in July 1997. Juvenile division revenues were $18.5 million in 1997 due to the September 1997 acquisition of Abraxas, the opening of the Salt Lake Valley Juvenile Detention Center in the first quarter of 1997 and the acquisition of the Griffin Juvenile Facility in January 1997. The Company did not operate any juvenile facilities in 1996. Pre-release division revenues increased 78.0% to $19.5 million in 1997 from $10.9 million in 1996, due principally to the January 1997 acquisition of the Dallas County Judicial Center (formerly part of Interventions), a full year of operations of the Reid Community Correctional Center acquired in May 1996 and the opening of the Durham Center in the first quarter of 1997.

   OPERATING EXPENSES. Operating expenses increased 119.1% to $57.0 million for the year ended December 31, 1997, from $26.0 million for the year ended December 31, 1996.

   Secure institutional division operating expenses increased 45.6% to $25.1 million in 1997 from $17.2 million in 1996, due principally to a full year of operations from the July 1996 acquisition of the Big Spring Complex and assuming the operation of the Santa Fe County Adult Detention Facility, which commenced in July 1997. As a percentage of revenues, secure institutional division operating expenses were 77.6% in 1997 and 80.5% in 1996. The higher operating margin in 1997 versus 1996 for the secure institutional division was due principally to a full year of results of the Big Spring Complex acquired in July 1996.

   Juvenile division operating expenses were $15.9 million in 1997, due to the September 1997 acquisition of Abraxas, the opening of the Salt Lake Valley Juvenile Detention Center in the first quarter of 1997 and the January 1997 acquisition of the Griffin Juvenile Facility. The Company did not operate any juvenile facilities in 1996. As a percentage of revenues, juvenile division operating expenses were 85.9% in 1997.

    Pre-release division operating expenses increased 81.0% to $15.9 million in 1997 from $8.8 million in 1996 due principally to the January 1997 acquisition of the Dallas County Judicial Center, a full year of operations of the Reid Community Correctional Center acquired in May 1996 and the opening of the Durham Center in the first quarter of 1997. As a percentage of revenues, pre-release division operating expenses were 81.8% in 1997 and 80.5% in 1996.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 60.5% to $2.2 million for the year ended December 31, 1997, from $1.4 million for the year ended December 31, 1996. The increase was due principally to a full year of amortization of prepaid facility use costs of the Big Spring Complex acquired in July 1996, depreciation of the Griffin Juvenile Facility and related assets acquired in the January 1997 acquisition of Interventions, depreciation and amortization of assets acquired in the September 1997 Abraxas acquisition and depreciation and amortization of deferred start-up costs for the three new facilities which began operations during 1997. In addition, amortization costs for 1997 included approximately $187,000 to expense start-up costs related to the non-renewal of a 120 bed juvenile contract as of June 1997.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 18.3% to $5.4 million for the year ended December 31, 1997, from $4.6 million for the year ended December 31, 1996. General and administrative expenses for the year ended December 31, 1996, included a non-recurring, non-cash charge of $870,000 in connection with options to purchase shares of common stock granted in July 1996 to certain officers of the Company. Excluding the non-recurring charge, general and administrative expenses increased $1.7 million, or 46.2%, as a result of adding corporate and administrative personnel, including a new chief operating officer, to manage the increased business of the Company, and from additional costs of administering the Company since the initial public offering in the fourth quarter of 1996 ("IPO"). As a percentage of revenues, general and administrative expenses decreased to 7.7% from 11.4%, excluding the non-recurring charge, due principally to spreading fixed costs over a larger revenue base.

   INTEREST. Interest expense, net of interest income, decreased to $77,000 for the year ended December 31, 1997, from $2.6 million for the year ended December 31, 1996. The decrease in net interest expense was principally due to a $1.3 million non-recurring charge ($726,000 of which was non-cash) in the third quarter of 1996 to expense deferred financing costs associated with the early retirement of a significant portion of the 1996 Credit Facility using the proceeds of the IPO. Excluding the non-recurring charge, interest expense decreased approximately $1.0 million, or 67.9%, as a result of lower outstanding borrowings under the 1996 and 1997 Credit Facilities for the respective periods. During 1997, the Company capitalized interest totaling $151,000 related to the construction and development of facilities. In addition, 1997 interest income increased $247,000, or 147.9%, as a result of interest earned on the investment of a portion of the proceeds from the Company's stock offering in October 1997.

   INCOME TAXES. For the year ended December 31, 1997, the Company recognized a provision for income taxes at an estimated effective rate of 36%, compared to no provision for federal income taxes for the year ended December 31, 1996, due to a taxable loss. The effective income tax rate applied in 1997 includes a benefit for the reversal of reserves for deferred tax assets resulting from prior net operating losses which were utilized in 1997 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

   GENERAL. The Company's primary capital requirements are for acquisitions; construction of new facilities; expansions of existing facilities; working capital; start-up costs related to new operating contracts; and furniture, fixtures and equipment. Working capital requirements generally increase immediately prior to the Company commencing management of a new facility as the Company incurs start-up costs and purchases necessary equipment and supplies before facility management revenue (through occupancy fees) is realized. Some of the Company's management contracts have required the Company to make substantial initial expenditures of cash in connection with the opening or renovating of a facility. Substantially all these start-up expenditures are fully or partially recoverable as pass-through costs or are reimbursable from the contracting governmental agency over the term of the contract.

   WORKING CAPITAL. The Company's working capital was $16.8 million at December 31, 1998, and $26.2 million at December 31, 1997. This decrease was principally due to the use of cash to fund a portion of the Great Plains Correctional Facility purchase in January 1998.

   CASH PROVIDED BY OPERATING ACTIVITIES. The Company had net cash provided by operating activities of $1.4 million for the year ended December 31, 1998. Significant sources of cash include $10.3 million of net income plus depreciation and amortization and an increase in accounts payable and accrued liabilities. Significant uses of operating cash during the year included start-up costs for facilities under development, including the Big Spring Complex expansion and the D. Ray James Prison, and an increase in accounts receivable due to the opening and the timing of receivable collections of various facilities.

   EXISTING CREDIT FACILITY. In December 1998, the Company amended and restated its existing credit agreement with a financial institution (the "1998 Credit Facility" and previously the "1997 Credit Facility"). The 1998 Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit, the availability of which is determined by the Company's projected pro forma cash flow. The 1998 Credit Facility matures in March 2003 and bears interest, at the election of the Company, at either the prime rate plus a margin of 0% to 0.5% or a rate which is 1.75% to 2.50% above the applicable LIBOR-rate. Interest is payable monthly with respect to prime-rate loans and at the expiration of the applicable LIBOR period for LIBOR-based loans. Commitment fees equal to 0.375% per annum are payable on the unused portion of the facility. The 1998 Credit Facility is secured by all of the Company's assets, including the stock of all the Company's subsidiaries, does not permit the payment of cash dividends and requires the Company to comply with certain earnings, net worth and debt service covenants. Additionally, the 1998 Credit Facility provides the Company with the ability to enter into future operating lease agreements that provide for residual value guarantees. See Note 7 - Commitments and Contingencies. As of December 31, 1998, the Company had borrowings of $48.4 million outstanding under the 1998 Credit Facility.

   On July 15, 1998, the Company completed a private placement of $50.0 million of Senior Secured Notes ("Senior Notes"), of which $25.0 million was issued in July 1998 and $25.0 million in August 1998. The Senior Notes, which bear interest at a fixed rate of 7.74%, mature on July 15, 2010. Under the Senior Notes purchase agreements, the Company is required to make eight annual principal payments of $6.25 million beginning on July 15, 2003. Earlier payments of principal are allowed subject to certain prepayment provisions. Interest is payable semi annually. The principal amount of $50.0 million was used by the Company to repay outstanding borrowings under the 1997 Credit Facility. The holders of the Senior Notes and the lender under the 1998 Credit Facility have a collateral-sharing agreement whereby both sets of creditors have an equal security interest in all the assets of the Company.

   CAPITAL EXPENDITURES. Capital expenditures for the year ended December 31, 1998, were $49.5 million and related principally to construction of the 560 bed expansion of the Big Spring Complex and the 1,625 bed D. Ray James Prison, and other facility expansions and improvements. The Company is committed to spending an additional $3.5 million through 1999 to complete construction of the D. Ray James Prison.

   TREASURY STOCK. During the year ended December 31, 1998, the Company repurchased 142,100 shares of common stock on the open market under a share repurchase program at an aggregate cost of $1,646,000.

   ACQUISITIONS. In January 1998, the Company acquired the Great Plains Correctional Facility. The Company financed the $43.8 million purchase price with a combination of $18.8 million in borrowings under the 1997 Credit Facility and the proceeds from the October 1997 stock offering and cash generated from operations.

   In August 1998, the Company acquired substantially all of the Alaskan assets of Allvest, a privately held company based in Anchorage, Alaska. The Company financed the $21.3 million purchase price with borrowings under the 1997 Credit Facility. The acquisition included the operations of five pre-release facilities with an aggregate capacity of 540 beds in Anchorage, Fairbanks and Bethel, Alaska, and the real properties of three of the five facilities. In addition, the Company and Allvest agreed to enter into a cooperative venture to jointly pursue the development of a private prison in Delta Junction, Alaska.

   Management of the Company believes that the cash flows generated from operations, together with the credit available under the 1998 Credit Facility and operating lease capacity thereunder, will provide sufficient liquidity to meet the Company's committed capital and working capital requirements for the near term. It is not anticipated that the 1998 Credit Facility will provide sufficient financing to fund construction costs related to future secure institutional contract awards, expansions or significant future acquisitions. The Company anticipates obtaining additional sources of financing to fund such activities.

YEAR 2000 ISSUES

   The Company continues to identify, evaluate and implement modifications to its business systems in order to achieve Year 2000 date conversion compliance. The Company's business systems are comprised of third-party vendor systems and certain internally developed systems that vary greatly in size, complexity and technical architecture. As a part of the Company's ongoing business plan, the Company continues to install new applications and upgrade existing ones in order to bring applications for its various locations into compliance. The majority of information technology systems readiness efforts and critical-systems testing are scheduled to be completed by the middle of 1999. The remaining systems are to be completed by the fourth quarter of 1999. The Company is in the process of receiving responses from third-party software vendors. Preliminary indications are that they will be Year 2000 ready and will provide updated software on a timely basis.

   The majority of the non-information technology ("non-IT") systems are scheduled to be inventoried by the second quarter of 1999. All non-IT systems are scheduled to be ready by the end of the third quarter of 1999, with minor exceptions. Normal maintenance schedules for the fourth quarter of 1999 will allow the Company to complete any final readiness efforts.

   Contacts are currently being made with all critical third parties, such as governmental agencies, financial institutions, suppliers and vendors, to determine if they will be Year 2000 compliant. An aggressive follow-up will be implemented with those third parties not responding or those returning an unacceptable response. If it is determined that there is a significant risk, an effort will be made to work with this third party. If this is not successful, a new provider of the same services will be found. The Company still has not yet determined the complete status of Year 2000 compliance of its third parties or what additional costs, if any, might be required by the Company.

   The Company is currently implementing a broad information systems upgrade. The estimated costs associated with upgrading hardware and software associated with Year 2000 readiness are approximately $1.8 million and include efforts which were accelerated due to Year 2000 compliance. Total costs incurred as of December 31, 1998, for Year 2000 readiness have not been material. As Year 2000 impact assessment nears completion and the renovation planning, readiness implementation and testing evolve, the estimated costs may change.

   The most reasonably likely worst-case Year 2000 scenarios would be the inability of third-party suppliers, such as utility providers, telecommunication companies, and other critical suppliers, such as food service suppliers and health care suppliers, to continue providing their products and services or the inability of the Company's contracting governmental agencies to timely pay the Company for its services. These pose the most material operational, safety and/or financial risks to the Company. In addition, the Company may not obtain accurate and timely Year 2000 date impact information from suppliers of automation and process control systems and processes. Without quality information from suppliers, specifically on embedded chip technology, some Year 2000 problems could go undetected until after January 1, 2000.

   The Company has localized contingency plans already in place and is currently working to develop a corporate-wide contingency plan format. This format includes a template and other guidelines to help develop a plan that will cover the Year 2000 areas of concern. These plans are to be completed and tested, when practicable, by the fourth quarter of 1999.

   The foregoing Year 2000 discussion includes forward-looking statements of the Company's efforts and management's expectations relating to Year 2000 readiness. The Company's ability to achieve Year 2000 readiness, and the level of costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to install or modify proprietary hardware and software, and unanticipated problems identified in the ongoing Year 2000 readiness review.

NEW ACCOUNTING STANDARD

   In April 1998, Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5") was issued. SOP 98-5 requires entities to expense start-up costs as incurred and to expense previously capitalized start-up costs as a cumulative effect of a change in accounting principle in the year adopted. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. At December 31, 1998, the Company's unamortized start-up costs were approximately $4.9 million. In January 1999, the Company adopted SOP 98-5 and recorded a net-of-tax charge of approximately $3.0 million for the cumulative effect of a change in accounting principle.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   In the normal course of business, the Company is exposed to market risk, primarily from changes in interest rates. The Company continually monitors exposure to market risk and develops appropriate strategies to manage this risk. The Company is not exposed to any other significant market risks, including commodity price risk, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. Management does not use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices.

INTEREST RATE EXPOSURE

   The Company's exposure to changes in interest rates primarily results from its long-term debt with both fixed and floating interest rates. The Company's debt with fixed interest rates consists of the Senior Notes. The Company's debt with variable interest is its revolving line of credit. At December 31, 1998, approximately 49.2% ($48.4 million) of the long-term debt was subject to variable interest rates. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $200,000 for the year ended December 31, 1998. At December 31, 1998, the fair value of the Company's fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Cornell Corrections, Inc.:

   We have audited the accompanying consolidated balance sheets of Cornell Corrections, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornell Corrections, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP



Houston, Texas
February 25, 1999

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CORNELL CORRECTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   DECEMBER 31,
                                                                                 1998         1997
                                                                              ---------    ---------
                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ..............................................   $   2,519    $  18,968
   Accounts receivable (net of allowance for doubtful accounts
     of $3,141 and $2,644, respectively) ..................................      27,564       20,137
   Deferred tax asset .....................................................       1,209          604
   Prepaids and other .....................................................       2,203        1,366
   Restricted assets ......................................................       2,613        1,564
                                                                              ---------    ---------
      Total current assets ................................................      36,108       42,639
PROPERTY AND EQUIPMENT, net ...............................................     159,219       52,516
OTHER ASSETS:
   Intangible assets, net .................................................       9,935        6,104
   Deferred costs and other ...............................................       7,433        2,850
                                                                              ---------    ---------
      Total assets ........................................................   $ 212,695    $ 104,109
                                                                              =========    =========


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities ...............................   $  17,838    $  13,576
   Deferred revenues ......................................................       1,369        2,549
   Current portion of long-term debt ......................................          73          294
                                                                              ---------    ---------
      Total current liabilities ...........................................      19,280       16,419
LONG-TERM DEBT, net of current portion ....................................      98,407          138
DEFERRED TAX LIABILITIES ..................................................       2,769           58
OTHER LONG-TERM LIABILITIES ...............................................         739          764

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value, 10,000,000 shares authorized,
     none outstanding .....................................................        --           --
   Common stock, $.001 par value, 30,000,000 shares authorized,
     10,105,916 and 9,945,904 shares issued and outstanding, respectively .          10           10
   Additional paid-in capital .............................................      90,038       89,684
   Stock option loans .....................................................        (455)        (455)
   Retained earnings (deficit) ............................................       5,906         (156)
   Treasury stock (697,100 and 555,000 shares of common stock,
     respectively, at cost) ...............................................      (3,999)      (2,353)
      Total stockholders' equity ..........................................      91,500       86,730
                                                                              ---------    ---------
      Total liabilities and stockholders' equity ..........................   $ 212,695    $ 104,109
                                                                              =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        YEAR ENDED DECEMBER 31,
                                                  -----------------------------------
                                                      1998         1997         1996
                                                  ---------    ---------    ---------
REVENUES ......................................   $ 123,119    $  70,302    $  32,327
OPERATING EXPENSES ............................      98,721       57,047       26,038
DEPRECIATION AND AMORTIZATION .................       4,228        2,231        1,390
GENERAL AND ADMINISTRATIVE EXPENSES ...........       7,581        5,394        4,560
                                                  ---------    ---------    ---------

INCOME FROM OPERATIONS ........................      12,589        5,630          339
INTEREST EXPENSE ..............................       2,601          491        2,810
INTEREST INCOME ...............................        (116)        (414)        (167)
                                                  ---------    ---------    ---------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES      10,104        5,553       (2,304)
PROVISION FOR INCOME TAXES ....................       4,042        1,999           75
                                                  ---------    ---------    ---------

NET INCOME (LOSS) .............................   $   6,062    $   3,554    $  (2,379)
                                                  =========    =========    =========

NET EARNINGS (LOSS)  PER SHARE:
   BASIC ......................................   $     .64    $     .48    $    (.65)
   DILUTED ....................................   $     .62    $     .46    $    (.65)

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
   BASIC ......................................       9,442        7,350        3,673
   DILUTED ....................................       9,772        7,740        3,673


The accompanying notes are an integral part of these consolidated financial statements.

                             CORNELL CORRECTIONS, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                    ADDITIONAL     STOCK      RETAINED
                                                                 COMMON STOCK         PAID-IN     OPTION      EARNINGS    TREASURY
                                                               SHARES      AMOUNT     CAPITAL      LOANS     (DEFICIT)     STOCK
                                                            -----------   -------    ---------   --------   ---------    ---------
BALANCES AT DECEMBER 31, 1995............................     3,189,385   $    32    $   6,955   $     --   $  (1,331)   $  (2,603)

CONVERSION OF PAR VALUE
   FROM $.01 to $.001....................................            --       (29)          29         --          --           --
ISSUANCES OF COMMON STOCK................................     3,618,091         3       37,670         --          --           --
EXERCISE OF STOCK OPTIONS
   AND WARRANTS..........................................       512,922         1        1,140       (455)         --           --
INCOME TAX BENEFITS FROM STOCK
   OPTIONS EXERCISED.....................................            --        --          172         --          --           --
STOCK-BASED COMPENSATION.................................            --        --        1,596         --          --           --
REVERSAL OF PUT RIGHT COST...............................            --        --           --         --          --          250
NET LOSS.................................................            --        --           --         --      (2,379)          --
                                                            -----------   -------    ---------   --------   ---------    ---------

BALANCES AT DECEMBER 31, 1996............................     7,320,398         7       47,562       (455)     (3,710)      (2,353)

ISSUANCE OF COMMON STOCK.................................     2,250,000         2       41,098         --          --           --
EXERCISE OF STOCK OPTIONS................................       375,506         1          948         --          --           --
STOCK-BASED COMPENSATION.................................            --        --           76         --          --           --
NET INCOME...............................................            --        --           --         --       3,554           --
                                                            -----------   -------    ---------   --------   ---------    ---------

BALANCES AT DECEMBER 31, 1997............................     9,945,904   $    10    $  89,684   $   (455)  $    (156)   $  (2,353)

EXERCISE OF STOCK OPTIONS................................       160,012        --          176         --          --           --
INCOME TAX BENEFITS FROM STOCK
   OPTIONS EXERCISED.....................................            --        --          178         --          --           --
PURCHASE OF TREASURY STOCK
   (142,100 SHARES, AT COST).............................            --        --           --         --          --       (1,646)
NET INCOME...............................................            --        --           --         --       6,062           --
                                                            -----------   -------    ---------   --------   ---------    ---------

BALANCES AT DECEMBER 31, 1998............................    10,105,916   $    10    $  90,038   $   (455)  $   5,906    $  (3,999)
                                                             ==========   =======    =========   ========   =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                           CORNELL CORRECTIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                YEAR ENDED DECEMBER 31,
                                                                          -----------------------------------
                                                                             1998         1997         1996
                                                                          ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..................................................   $   6,062    $   3,554    $  (2,379)
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities --
      Depreciation ....................................................       2,880          928          498
      Amortization ....................................................       1,348        1,303          892
      Deferred income taxes ...........................................       2,106           62         (172)
      Non-cash stock-based compensation and financing charges .........        --           --          1,596
      Change in assets and liabilities, net of effects from acquisition of businesses --
           Accounts receivable ........................................      (7,427)      (4,880)       1,090
           Restricted assets ..........................................      (1,049)        (440)        (233)
           Other assets ...............................................      (5,590)      (1,291)      (1,765)
           Accounts payable and accrued liabilities ...................       4,249        4,332          (88)
           Deferred revenues and other liabilities ....................      (1,205)       2,051           21
                                                                          ---------    ---------    ---------
      Net cash provided by (used in) operating activities .............       1,374        5,619         (540)
                                                                          ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ...............................................     (49,483)      (9,640)      (1,256)
   Acquisition of businesses, less cash acquired ......................     (65,096)     (23,621)     (25,174)
                                                                          ---------    ---------    ---------
      Net cash used in investing activities ...........................    (114,579)     (33,261)     (26,430)
                                                                          ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt .......................................     176,379       29,500       40,841
   Payments on long-term debt .........................................     (78,331)     (29,813)     (47,745)
   Proceeds from issuance of common stock .............................        --         41,100       37,673
   Proceeds from exercise of stock options and warrants ...............         354          949          685
   Purchases of treasury stock ........................................      (1,646)        --           --
                                                                          ---------    ---------    ---------
      Net cash provided by financing activities .......................      96,756       41,736       31,454
                                                                          ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................     (16,449)      14,094        4,484
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......................      18,968        4,874          390
                                                                          ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................   $   2,519    $  18,968    $   4,874
                                                                          =========    =========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid, net of amounts capitalized ..........................   $     765    $     720    $   1,454
                                                                          =========    =========    =========
   Income taxes paid ..................................................   $   3,341    $   1,000    $      75
                                                                          =========    =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                           CORNELL CORRECTIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Cornell Corrections, Inc. (collectively with its subsidiaries, the "Company"), a Delaware corporation, provides to governmental agencies the integrated development, design, construction and management of facilities within three operating divisions: (i) secure institutional correctional and detention services, (ii) juvenile correctional and detention services and (iii) pre-release correctional services.

   CONSOLIDATION

   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

   CASH AND CASH EQUIVALENTS

   The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

   RESTRICTED ASSETS

   For certain facilities, the Company maintains bank accounts for restricted cash belonging to offenders or residents, commissary operations, an equipment replacement fund used in state programs and a restoration fund for certain facilities. These bank accounts and commissary inventories are collectively referred to as "restricted assets" in the accompanying financial statements.

   PROPERTY AND EQUIPMENT

   Property and equipment are recorded at cost. Ordinary maintenance and repair costs are expensed, while renewal and betterment costs are capitalized. Prepaid facility use cost, which resulted from the July 1996 acquisition of the Big Spring Complex, is being amortized over 35 years using the straight-line method. Buildings and improvements are depreciated over their estimated useful lives of 30 to 40 years using the straight-line method. Furniture and equipment are depreciated over their estimated useful lives of 3 to 10 years using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method based upon the shorter of the life of the asset or the term of the respective lease.

   CAPITALIZED INTEREST

   The Company capitalizes interest in accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Costs," on facilities under development and construction. Interest capitalized during 1998 and 1997 was $2,293,000 and $151,000, respectively.

   INTANGIBLE ASSETS

   Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net tangible and identified intangible assets. Goodwill is being amortized on a straight-line basis over 20 years, which represents management's estimation of the related benefit to be derived from the acquired business. Under Accounting Principles Board ("APB") Opinion No. 17 and SFAS No. 121, the Company periodically evaluates whether events and circumstances after the acquisition date indicate that the remaining balance of goodwill may not be recoverable. If factors indicate that goodwill should be evaluated for possible impairment, the Company would compare estimated undiscounted future cash flow from the related operations to the carrying amount of goodwill. If the carrying amount of goodwill were greater than undiscounted future cash flow, an impairment loss would be recognized. Any impairment loss would be

                           CORNELL CORRECTIONS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

computed as the excess of the carrying amount of goodwill over the estimated fair value of the goodwill (calculated based on discounting estimated future cash flows). Accumulated amortization of goodwill was $1,694,000 and $1,279,000 as of December 31, 1998 and 1997, respectively.

   A non-compete agreement was entered into with the President of Abraxas Group, Inc. ("Abraxas") in conjunction with the acquisition of Abraxas in September 1997. The agreement is being amortized over ten years using the straight-line method. Accumulated amortization was $80,000 and $20,000 at December 31, 1998 and 1997, respectively.

   Intangible assets at December 31, 1998 and 1997, were as follows (in thousands):

                                             1998        1997
                                           --------    --------
                Goodwill ...............   $ 11,109    $  6,803
                Non-compete agreement ..        600         600
                                           --------    --------
                                             11,709       7,403
                Accumulated amortization     (1,774)     (1,299)
                                           --------    --------
                                           $  9,935    $  6,104
                                           ========    ========
   DEFERRED COSTS

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

   In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires entities to expense start-up costs as incurred and to expense previously capitalized start-up costs as a cumulative effect of a change in accounting principle in the year adopted. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. At December 31, 1998, unamortized start-up costs were $4,923,000. In January 1999, the Company adopted SOP 98-5 and recorded a net of tax charge of $2,954,000 for the cumulative effect of a change in accounting principle.

   Costs incurred related to obtaining long-term debt financing are capitalized and amortized over the term of the related indebtedness. At December 31, 1998, the Company had recorded net deferred debt issuance costs of approximately $1,718,000 related to obtaining the 1997 Credit Facility and the Senior Secured Notes. See Note 6 to Consolidated Financial Statements.

   REALIZATION OF LONG-LIVED ASSETS

   SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, " requires that long-lived assets be probable of future recovery in their respective carrying amounts as of each balance sheet date. The Company adopted SFAS No. 121 effective January 1, 1996. Management believes its long-lived assets are realizable and that no impairment allowance is necessary pursuant to the provisions of SFAS No. 121 as of December 31, 1998.

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

   Included in accounts receivable at December 31, 1998 and 1997, was approximately $2,003,000 and $1,756,000, respectively, of net receivables from the Pennsylvania Department of Education related to Abraxas' school programs. The Company is reimbursed for these programs by the Department of Education based upon its actual direct costs plus a percentage for allowable indirect costs. Historically, the Department of Education has disallowed certain costs in connection with its annual audit. The Company has fully reserved for its estimate of such disallowances. The Company has filed appeals with the Department of Education for each year audited, which includes each school year in the period from July 1, 1989, through June 30, 1996. The ultimate outcome of these appeals is uncertain; however, in the opinion of management, such resolution will not have a materially adverse effect on the Company's results of operations.

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

   USE OF ESTIMATES

   The Company's financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). Financial statements prepared in accordance with GAAP require the use of management estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Additionally, management estimates affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates made by management in the accompanying financial statements include the allowance for doubtful accounts, including the portion related to the accounts receivable from Abraxas' school programs.

   BUSINESS CONCENTRATION

   Contracts with federal, state and local governmental agencies account for nearly all of the Company's revenues. The loss of or a significant decrease in business from one or more of these governmental agencies could have a material adverse effect on the Company's financial condition and results of operations.

   For the years ended December 31, 1998, 1997 and 1996, 20.1%, 31.4% and 39.7%,
respectively, of the Company's consolidated revenues were derived from contracts with the Federal Bureau of Prisons.

   FINANCIAL INSTRUMENTS

   The Company considers the fair value of all financial instruments not to be materially different from their carrying values at the end of each fiscal year based on management's estimate of the Company's ability to borrow funds under terms and conditions similar to those of the Company's existing debt.

                           CORNELL CORRECTIONS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   ACCOUNTING FOR STOCK-BASED COMPENSATION

   The Company accounts for its stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," certain pro forma disclosures are provided in Note 8.

   EARNINGS PER SHARE

   Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options.

2. ACQUISITIONS

   In January 1998, the Company purchased the Great Plains Correctional Facility, a secure institutional facility in Hinton, Oklahoma, with a capacity of 812 beds. In August 1998, the Company acquired substantially all of the Alaskan assets of Allvest, Inc. ("Allvest"), a privately held company based in Anchorage, Alaska. The Allvest acquisition included the operations of five pre-release facilities with an aggregate capacity of 540 beds in Anchorage, Fairbanks and Bethel, Alaska, and the real properties of three of the five facilities. Total consideration for these acquisitions was approximately $65.1 million. The acquisitions were financed through borrowings under the 1997 Credit Facility, proceeds from the 1997 stock offering and cash generated from operations.

   The acquisition costs and the estimated fair market value of the assets acquired and liabilities assumed associated with the above-mentioned acquisitions were as follows (in thousands):

                                                       GREAT
                                                      PLAINS   ALLVEST
                                                      -------  -------
          Cash paid.................................. $43,000  $20,399
          Transaction costs..........................     750      947
                                                      -------  -------
             Total purchase price.................... $43,750  $21,346
                                                      =======  =======
          Net assets acquired --
            Current assets........................... $    --   $   39
            Property and equipment...................  43,750   17,014
            Goodwill.................................      --    4,306
            Accounts payable and accrued liabilities.      --      (13)
                                                      -------  -------
                                                      $43,750  $21,346
                                                      =======  =======

   In January 1997, the Company acquired substantially all the assets of Interventions Co. ("Interventions"), a non-profit operator of a 300 bed adult residential pre-release facility in Dallas, Texas, and 150 bed residential transitional living center for juveniles in San Antonio, Texas.

   In September 1997, the Company acquired substantially all of the assets of the Abraxas and four related entities (collectively, "Abraxas"), a provider of residential and non-residential community-based juvenile programs, serving approximately 1,400 juvenile offenders throughout Pennsylvania, Ohio, Delaware and the District of Columbia. The acquisitions were financed primarily through borrowings under the 1997 and 1996 Credit Facilities (see Note 6).

                           CORNELL CORRECTIONS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   The acquisition costs and the estimated fair market value of the assets acquired and liabilities assumed associated with the above-mentioned acquisitions were as follows (in thousands):

                                                   INTERVENTIONS ABRAXAS

          Cash paid.................................. $5,773      $18,593
          Transaction costs..........................    230          600
                                                      ------      -------
             Total purchase price.................... $6,003      $19,193
                                                      ======      =======
          Net assets acquired --
            Cash..................................... $  409       $  489
            Receivables, net.........................  1,509        8,551
            Other current assets.....................     54          107
            Property and equipment..................   4,577       12,528
            Other assets.............................     --          605
            Accounts payable and accrued liabilities.   (546)      (3,087)
                                                      ------      -------
                                                      $6,003      $19,193
                                                      ======      =======

   The 1998 and 1997 acquisitions have been accounted for as purchases; therefore, the accompanying statements of operations reflect the results of operations since their respective acquisition dates.

   The unaudited consolidated results of operations on a pro forma basis as though the 1998 and 1997 acquisitions had occurred as of the beginning of the Company's fiscal year 1997 were as follows (amounts in thousands, except per share data):

                                           YEAR ENDED DECEMBER 31,
                                        -------------------------
                                             1998          1997
                                        -----------   -----------
               Total revenues .......   $   128,981   $   115,798
               Net income ...........         6,568         4,860
               Net earnings per share
                - Basic .............           .70           .66
                - Diluted ...........           .67           .63

3. PROPERTY AND EQUIPMENT

   Property and equipment were as follows (in thousands):

                                                             DECEMBER 31,
                                                        ----------------------
                                                           1998         1997
                                                        ---------    ---------
 Land ...............................................   $  14,030    $   4,346
 Prepaid facility use ...............................      21,637       21,637
 Buildings and improvements .........................     101,549       17,168
 Furniture and equipment ............................       7,880        2,770
 Construction in progress ...........................      20,457        9,374
                                                        ---------    ---------
                                                          165,553       55,295
 Accumulated depreciation and amortization ..........      (6,334)      (2,779)
                                                        ---------    ---------
                                                         $159,219    $  52,516
                                                        =========    =========

                           CORNELL CORRECTIONS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   Construction in progress at December 31, 1998, consists primarily of construction and costs attributable to that portion of the 1,625 bed D. Ray James Prison which is not yet complete. The Company is committed to spending an additional $3.5 million through early 1999 to complete construction of the D. Ray James Prison.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

   Accounts payable and accrued liabilities consisted of the following (in thousands):

                                                  DECEMBER 31,
                                               -----------------
                                                 1998      1997
                                               -------   -------
                Accounts payable ...........   $ 5,780   $ 4,257
                Accrued compensation expense     3,969     3,055
                Accrued interest payable ...     1,852        16
                Due to escrow ..............      --       1,000
                Other ......................     6,237     5,248
                                               -------   -------
                                               $17,838   $13,576
                                               =======   =======

   Due to escrow represents an amount payable related to the purchase of Abraxas which was outstanding at December 31, 1997.

5. INCOME TAXES

   The following is an analysis of the Company's deferred tax assets (liabilities) (in thousands):

                                                        DECEMBER 31,
                                                      ---------------
                                                       1998     1997
                                                      ------   ------
          Deferred tax assets:
            Net operating loss carryforwards.........$    --   $  522
            Depreciation and amortization............    147      368
            Accrued expenses.........................  1,511      986
            Deferred compensation....................    331      331
            Other....................................    165      252
                                                      ------   ------
                                                       2,154    2,459
                                                      ------   ------
          Deferred tax liabilities:
            Start-up costs amortization..............  1,877      493
            Prepaid facility use amortization........    682      438
            Prepaid expenses.........................    328      201
            Other....................................    827      361
                                                      ------   ------
                                                       3,714    1,493
                                                      ------   ------
            Net deferred tax asset (liability) before
             valuation allowance..................... (1,560)     966
          Valuation allowance........................     --     (420)
                                                      ------   ------
            Net deferred tax asset (liability).......$(1,560)  $  546
                                                      ======   ======

                           CORNELL CORRECTIONS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   The components of the Company's income tax provision were as follows (in thousands):

                                              YEAR ENDED DECEMBER 31,
                                            -------------------------
                                              1998     1997      1996
                                            -------------------------

          Current provision................. $1,936   $1,937   $  247
          Deferred provision (benefit)......  2,106       62     (172)
                                             ------   ------   ------
            Tax provision................... $4,042   $1,999   $   75
                                             ======   ======   ======

   A reconciliation of taxes at the federal statutory rate with the income taxes recorded by the Company is presented below (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1998       1997       1996
                                                 -------    -------    -------
Computed taxes at statutory rate of 34 percent   $ 3,435    $ 1,888    $  (783)
Amortization of non-deductible intangibles ...       116        116        186
State income taxes, net of federal benefit ...       499        229        (39)
Changes in valuation allowance ...............      (420)      (484)       629
Other ........................................       412        250         82
                                                 -------    -------    -------
                                                 $ 4,042    $ 1,999    $    75
                                                 =======    =======    =======

   The Company's income tax provision for the year ended December 31, 1998, included a benefit for the reversal of the valuation allowance resulting from the utilization of prior net operating losses.

6. LONG-TERM DEBT

   The Company's long-term debt consisted of the following (in thousands):

                                                          DECEMBER 31,
                                                      --------------------
                                                       1998        1997
                                                      --------    --------
     Revolving Line of Credit due March 2003 with
       an interest rate of prime plus 0% to 0.5% or
       LIBOR plus 1.75% to 2.50% ..................   $ 48,400    $   --
     Senior Secured Notes due July 2010
       with an interest rate of 7.74% .............     50,000        --
     Notes Payable, interest at 4.8% to 7.15% .....         80         432
                                                      --------    --------

     Total debt ...................................     98,480         432
     Less: current maturities .....................        (73)       (294)
                                                      --------    --------

     Long-term debt ...............................   $ 98,407    $    138
                                                      ========    ========

   On December 3, 1998, the Company formalized terms under an amended and restated credit agreement with a financial institution (the "1998 Credit Facility" and previously the "1997 Credit Facility"). The 1998 Credit Facility provides for borrowings up to $60.0 million under a revolving line of credit, the availability of which is determined by the Company's projected pro forma cash flow. The 1998 Credit Facility matures in March 2003 and bears interest, at the election of the Company, at either the prime rate plus a margin of 0% to 0.5% or a rate which is 1.75% to 2.50% above the applicable LIBOR rate. Interest is payable monthly

                           CORNELL CORRECTIONS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

with respect to prime rate loans and at the expiration of the applicable LIBOR period for LIBOR based loans. Commitment fees equal to 0.375% per annum are payable on the unused portion of the facility. The 1998 Credit Facility is secured by all of the Company's assets, including the stock of all the Company's subsidiaries, does not permit the payment of cash dividends and requires the Company to comply with certain earnings, net worth and debt service covenants. Additionally, the 1998 Credit Facility provides the Company with the ability to enter into future operating lease agreements that provide for residual value guarantees. See Note 7 - Commitments and Contingencies.

   On July 15, 1998, the Company completed a private placement of $50.0 million of Senior Secured Notes ("Senior Notes"), of which $25.0 million was issued in July 1998 and $25.0 million in August 1998. The Senior Notes, which bear interest at a fixed rate of 7.74%, mature on July 15, 2010. Under the Senior Notes purchase agreements, the Company is required to make eight annual principal payments of $6.25 million beginning on July 15, 2003 and comply with certain financial covenants. Earlier payments of principal are allowed subject to certain prepayment provisions. Interest is payable semi annually. The holders of the Senior Notes and the lender under the 1998 Credit Facility have a collateral-sharing agreement whereby both sets of creditors have an equal security interest in all the assets of the Company.

   Notes payable pertain to financed insurance premiums and various vehicle notes. Scheduled maturities of long-term debt were as follows (in thousands):


                For the year ending December 31 --
                  1999...................................  $   73
                  2000...................................       7
                  2001...................................      --
                  2002...................................      --
                  2003...................................  48,400
                  Thereafter.............................  50,000
                                                           ------
                      Total.............................. $98,480
                                                          =======
7. COMMITMENTS AND CONTINGENCIES

   OPERATING LEASES

   The Company leases office space and certain facilities under long-term operating leases. Rent expense for all operating leases for the years ended December 31, 1998, 1997 and 1996, was approximately $4,490,000, $3,583,000 and
$2,358,000, respectively. Under the 1998 Credit Facility, the Company is allowed to enter into future operating lease agreements for the acquisition or development of operating facilities at a cost not to exceed $40 million. The lease(s) under this arrangement will have a term of five years, will include purchase and renewal options and will provide for a substantial residual value guarantee (approximately 85% of the total cost) by the Company which would be due upon termination of the lease(s). Upon termination of a lease, the Company could either exercise a purchase option, or the facilities could be sold to a third party. The Company expects the fair market value of the leased facilities to substantially reduce or eliminate the Company's payment under the residual value guarantee. At December 31, 1998, there are no operating leases under this arrangement; however, the table of future minimum lease payments below includes the residual value guarantee related to projects currently in process for which the Company will enter into lease arrangements at construction completion. As of December 31, 1998, the Company had the following rental commitments under noncancelable operating leases and residual value guarantees (in thousands):

                           CORNELL CORRECTIONS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                For the year ending December 31 --
                  1999...................................  $3,053
                  2000...................................   2,439
                  2001...................................   2,049
                  2002...................................     877
                  2003...................................     594
                  Thereafter.............................   6,224
                                                           ------
                    Total                                 $15,236
                                                          =======
   401(K) PLAN

   The Company has a defined contribution 401(k) plan. The Company's matching contribution currently represents 50 percent of a participant's contribution, up to the first six percent of the participant's salary. For the years ended December 31, 1998, 1997 and 1996, the Company recorded $611,000, $514,000 and
$210,000, respectively, of contribution expense.

   OTHER

   The Company is currently negotiating with union representatives over terms for agreements covering an employee group at one of its facilities.

   The estimated costs associated with Year 2000 readiness are approximately $1.8 million including various hardware and software. As Year 2000 impact assessment nears completion and the renovation planning, readiness implementation and testing evolve, the estimated costs may change.

   The Company is subject to certain claims and disputes arising in the normal course of the Company's business. In the opinion of the Company's management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

8. STOCKHOLDERS' EQUITY

   STOCKHOLDER RIGHTS PLAN

   On May 1, 1998, the Company adopted a stockholder rights plan. Under the plan, each stockholder of record at the close of the business day on May 11, 1998, received one Preferred Stock Purchase Right ("Right") for each share of common stock held. The Rights expire on May 1, 2008. Each Right initially entitles the stockholder to purchase one one-thousandth of a Series A Junior Participating Preferred Share for $120.00. Each Preferred Share has terms designed to make it economically equivalent to one thousand common shares. The Rights will become exercisable only in the event a person or group acquires 15% or more of the Company's common stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning 15% or more of the Company's common stock. If a person or group acquires a 15% or more position in the Company, each Right (except those held by the acquiring party) will then entitle its holder to purchase, at the exercise price, common stock of the Company having a value of twice the exercise price. The effect will be to entitle the holder to buy the common stock at 50% of the market price. Also, if following an acquisition of 15% or more of the Company's common stock, the Company is acquired by that person or group in a merger or other business combination transaction, each Right would then entitle its holder to purchase common stock of the acquiring company having a value of twice the exercise price. The effect will be to entitle the Company's stockholder to buy stock in the acquiring company at 50% of the market price. The Company may redeem the Rights at $0.01 per Right at any time prior to the acquisition of 15% or more of its common stock by a person or group.

                           CORNELL CORRECTIONS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   STOCK OFFERINGS

   On October 17, 1997, the Company completed an offering of its common stock. Net proceeds to the Company from the sale of the 2,250,000 shares of newly issued common stock were approximately $41.1 million. Proceeds from the offering were used to repay indebtedness of $18.0 million under the 1997 Credit Facility, with the remainder used for 1998 acquisitions.

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

   OPTIONS

   In May 1996, the Company adopted the 1996 Stock Option Plan and amended and restated the plan in April 1998 ("1996 Plan"). Pursuant to the 1996 Plan, the Company may grant non-qualified and incentive stock options. The Compensation Committee of the Board of Directors is responsible for determining the exercise price and vesting terms for the options. Additionally, prior to the IPO, the Company made various grants of options to purchase the Company's common stock.

   Under the 1996 Plan, the Company may grant options for up to the greater of 1,500,000 shares or 15% of the aggregate number of shares of common stock outstanding. Including options granted from forteitures and cancellations, the Company has granted options on 1,757,230 shares through December 31, 1998, under the 1996 Plan. The 1996 Plan option exercise price can be no less than the market price of the Company's common stock on the date of grant. The 1996 Plan options vest up to seven years and expire seven to ten years from the grant date.

   A summary of the status of the Company's 1996 Plan and other options at December 31, 1998, 1997 and 1996, and changes during the years then ended is presented in the tables below:

                                            1998                   1997                   1996
                                    --------------------- ---------------------- ----------------------
                                                 WEIGHTED               WEIGHTED               WEIGHTED
                                                 AVERAGE                AVERAGE                 AVERAGE
                                                 EXERCISE               EXERCISE               EXERCISE
                                      SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                    ---------    ------    ---------    ------   ----------    ------
Outstanding at beginning of year      854,454    $ 6.60    1,078,109    $ 4.32      814,562    $ 2.12
Granted ........................      932,872     22.83      161,000     12.57      776,469      5.24
Exercised ......................     (177,187)     2.94     (375,505)     2.55     (512,922)     2.22
Forfeited or canceled ..........     (271,300)    19.76       (9,150)     9.67         --        --
                                    ---------    ------    ---------    ------   ----------    ------
Outstanding at end of year .....    1,338,839     15.73      854,454      6.60    1,078,109      4.32
                                    =========              =========             ==========

Exercisable at end of year .....      487,557      5.84      613,604      4.64      930,609      3.46

Weighted average fair value of
    options granted at market ..         --      $16.41         --      $ 9.42         --      $ 4.10

                           CORNELL CORRECTIONS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   In connection with the acquisition of Abraxas in September 1997, the Company granted options to purchase 10,000 shares of common stock at an exercise price of $7.59, which was equal to 50% of the fair market value of the Company's common stock. The fair value of these options, which were not granted under the 1996 Plan, was $12.57 per share.

   In July 1996, the Company recorded compensation expense of $870,000 related to options granted to certain officers of the Company.

   The following table summarizes information about stock options outstanding at December 31, 1998:

                                                                    WEIGHTED       WEIGHTED                            WEIGHTED
                                                                     AVERAGE        AVERAGE                             AVERAGE
                                                     NUMBER         REMAINING      EXERCISE           NUMBER           EXERCISE
           RANGE OF EXERCISE PRICES                OUTSTANDING        LIFE           PRICE          EXERCISABLE          PRICE
          -------------------------             -------------      --------     ----------        -------------     ----------
          $    2.00 to  $  2.50.............          103,919           6.7     $     2.07              103,919     $     2.07
              3.75 to      7.59.............          297,248           7.5           4.95              280,498           4.88
             10.375 to    15.81.............          295,005           8.6          13.65              103,140          12.24
              19.875 to  24.375.............          642,667           9.3          23.88                   --             --
                                                -------------      --------     ----------        -------------     ----------
                                                    1,338,839           8.5     $    15.73              487,557     $     5.84
                                                =============      ========     ==========        =============     ==========

   Had compensation cost for the stock option grants under the 1996 Plan and other stock options and warrants been determined under SFAS No. 123, the Company's net income (loss) and diluted net earnings (loss) per share would have been the following pro forma amounts (in thousands, except per share amounts):

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                        1998          1997         1996
                                                                                    ----------- ------------ -----------
     Net income (loss):                          As reported.............           $     6,062 $     3,554  $    (2,379)
                                                 Pro forma ..............                 4,380       3,177       (3,503)

     Earnings (loss) per share (diluted):        As reported.............                   .62         .46         (.65)
                                                 Pro forma ..............                   .45         .41         (.95)

Because SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

   Under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the minimum value calculation prior to the IPO and the Black-Scholes option pricing model subsequent to the IPO. The following weighted average assumptions were used for grants in 1998, 1997 and 1996, respectively: risk-free interest rates of 5.8%, 6.5% and 6.8%; dividend rates of $0, $0 and $0; expected lives of 10.0, 10.0 and 7.5 years; expected volatility of 54.70% for 1998, 54.79% for 1997 and 32.5% since the Company's stock began trading in October 1996.

                           CORNELL CORRECTIONS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   The Black-Scholes option pricing model and other existing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferrable. In addition, option valuation models require the input of and are highly sensitive to subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

   On July 8, 1996, the Chairman of the Board and the former Chief Financial Officer of the Company exercised options to purchase 137,110 and 82,750 shares of Class A Common Stock and Class B Common Stock at an aggregate price of $274,220 and $180,638, respectively. In connection with the exercise, each officer entered into a promissory note with the Company for the respective aggregate exercise amounts. The promissory notes bear interest at the applicable short-term federal rate as prescribed by Internal Revenue Service regulations, mature in four years, are full recourse and are collateralized by shares of common stock exercised.

   TREASURY STOCK

   During the year ended December 31, 1998, the Company repurchased 142,100 shares of common stock on the open market under a share repurchase program at an aggregate cost of $1,646,000. In November 1995, the Company repurchased 555,000 shares of common stock from a former officer of the Company.

9. SEGMENT DISCLOSURE

   In July 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," was issued. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

   The Company's three operating divisions are its reportable segments. The secure institutional segment consists of the operation of secure adult incarceration facilities. The juvenile segment consists of providing residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of 10 and 17 who either have been adjudicated or suffer from behavioral problems. The pre-release segment consists of providing pre-release and halfway house programs for adult offenders who are either on probation or serving the last three to six months of their sentences on parole and preparing for re-entry into society at large.

   The Company's reportable segments are managed separately because each business has different contractual requirements and needs specific to the respective offenders or residents. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intangible assets are not included in each segment's reportable assets, and the amortization of intangible assets is not included in the determination of a segment's operating income or loss. The Company evaluates performance based on income or loss from operations before general and administrative expenses, incentive bonuses, amortization of intangibles, interest and income taxes.

                           CORNELL CORRECTIONS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   The only significant noncash item reported in the respective segments' income or loss from operations is depreciation and amortization (excluding intangibles):

                                                         (IN THOUSANDS)
                                                     YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1998         1997        1996
                                             ---------    ---------    --------
Revenues
   Secure institutional ..................   $  52,630    $  32,283    $ 21,390
   Juvenile ..............................      47,032       18,536        --
   Pre-release ...........................      23,457       19,483      10,937
                                             ---------    ---------    --------
Total revenues ...........................   $ 123,119    $  70,302    $ 32,327
                                             =========    =========    ========

Depreciation and amortization
   Secure institutional ..................   $   2,145    $     693    $    358
   Juvenile ..............................         739          493        --
   Pre-release ...........................         685          613         464
   Amortization of intangibles ...........         415          340         546
   Corporate and other ...................         244           92          22
                                             ---------    ---------    --------
Total depreciation and amortization ......   $   4,228    $   2,231    $  1,390
                                             =========    =========    ========

Income (loss) from operations
   Secure institutional ..................   $  12,638    $   6,532    $  3,823
   Juvenile ..............................       5,058        2,128        --
   Pre-release ...........................       4,043        2,930       1,664
   General and administrative expense ....      (7,581)      (5,394)     (4,560)
   Incentive bonuses .....................        (803)         (50)       --
   Amortization of intangibles ...........        (415)        (340)       (546)
   Corporate and other ...................        (351)        (176)        (42)
                                             ---------    ---------    --------
Total income from operations .............   $  12,589    $   5,630    $    339
                                             =========    =========    ========

Assets
   Secure institutional ..................   $ 127,774    $  38,495    $ 26,119
   Juvenile ..............................      37,917       27,779        --
   Pre-release ...........................      28,815        8,469       7,030
   Intangible assets, net ................       9,935        6,104       5,864
   Corporate and other ...................       8,254       23,262       7,811
                                             ---------    ---------    --------
Total assets .............................   $ 212,695    $ 104,109    $ 46,824
                                             =========    =========    ========

Capital expenditures
   Secure institutional ..................   $  22,484    $   7,872    $     33
   Juvenile ..............................       5,927          272        --
   Pre-release ...........................      19,947          966       1,222
   Corporate and other ...................       1,125          530           1
                                             ---------    ---------    --------
Total capital expenditures ...............   $  49,483    $   9,640    $  1,256
                                             =========    =========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)   FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
         1. Financial statements and reports of Arthur Andersen LLP
               Report of Independent Public Accountants
               Consolidated Balance Sheets - December 31, 1998 and 1997 Consolidated Statements of Operations for the years ended
                 December 31, 1998, 1997 and 1996
               Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996
               Consolidated Statements of Cash Flows for the years ended
                 December 31, 1998, 1997 and 1996
               Notes to Consolidated Financial Statements
         2. Financial statement schedules
               All schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

         3. Exhibits

EXHIBIT
  NO.                     DESCRIPTION                                           INCORPORATED BY REFERENCE
-------  ------------------------------------------------------------------------------------------------
  3.1    Restated Certificate of Incorporation of the Company.                            1
  3.2    Amended and Restated Bylaws of the Company.
  4.1    Certificate representing Common Stock.                                           2
  4.2    Registration Rights Agreement dated as of March 31, 1994, as amended,            2
         among the Company and the stockholders listed on the signature pages thereto.
  4.3    Rights Agreement dated as of May 1, 1998 between the Company and                 9
         American Securities Transfer & Trust, Inc. as Rights Agent.
  9.1    Stock Transfer and Voting Agreement dated November 23, 1994 between              2
         David M. Cornell and Jane B. Cornell.
  10.1   Cornell Corrections, Inc. Amended and Restated 1996 Stock Option                 3
         Plan.
  10.2   Employment Agreement dated as of September 9, 1997 between Abraxas               4
         Group, Inc. and Arlene R. Lissner.
  10.3   Covenant Not to Compete Agreement dated as of September 9, 2997 by               4
         and between the Company and Arlene R. Lissner.
  10.4   Form of Indemnification Agreement between the Company and each of its            2
         directors and executive officers.

EXHIBIT
  NO.                     DESCRIPTION                                           INCORPORATED BY REFERENCE
-------  ------------------------------------------------------------------------------------------------
    10.5       Stockholders Agreement among certain stockholders named therein dated          4
               September 15, 1997.
    10.6       Contract between CCCI and the CDC (No. 92.401) for the Baker,                  2
               California Facility dated June 25, 1992, as amended.
    10.7       Professional Management Agreement between the Company and Central              2
               Falls Detention Facility Corporation dated July 15, 1992.
    10.8       Operating Agreement by and between each of MidTex Detentions, Inc.,            2
               the City of Big Spring, Texas ("Big Spring") and Cornell Corrections of
               Texas, Inc. ("CCTI") dated as of July 1, 1996 and related Assignment and Assumption of Operating Agreement.
    10.9       Contract between CCCI and the CDC (No. R92.132) for the Live Oak,              2
               California Facility dated March 1, 1993, as amended.
    10.10      Asset Purchase Agreement dated as of January 31, 1997 by and between           5
               Cornell Corrections of Texas, Inc. and Interventions Co.
    10.11      Asset Purchase Agreement dated as of August 14, 1997 by and between            4
               Cornell Corrections, Inc. and Abraxas Group, Inc., Foundation for
               Abraxas, Inc., Abraxas Foundation, Inc., Abraxas Foundation of Ohio
               and Abraxas, Inc.
    10.12      Contract between Texas Alcoholism Foundation, Inc. and the Texas               2
               Department of Criminal Justice, Parole Division for the Reid Facility
               dated January 31, 1996, as amended.
    10.13      Form of Contract between CCCI and the Utah State Department of                 2
               Human Services, Division of Youth Corrections for the Salt Lake City,
               Utah Juvenile Facility.
    10.14      Asset Purchase Agreement among CCTI, Texas Alcoholism Foundation,              2
               Inc. and the Texas House Foundation, Inc. dated May 14, 1996.
    10.15      Asset Purchase Agreement among CCTI, the Company, Ed Davenport,                2
               Johnny Rutherford and MidTex Detentions, Inc. dated May 22, 1996.
    10.16      Lease Agreement between CCCI and Baker Housing Company dated                   2
               August 1, 1987 for the Baker, California facility.
    10.17      Lease Agreement between CCCI and Sun Belt Properties dated as of May           2
               23, 1988, as amended for the Live Oak, California facility.
    10.18      Lease Agreement between Big Spring and Ed Davenport dated as of July           2
               1, 1996 for the Interstate Unit and related Assignment and Assumption of
               Leases.
    10.19      Secondary Sublease Agreement between Big Spring and Ed Davenport               2
               dated as of July 1, 1996 for the Airpark Unit and related Assignment and
               Assumption of Leases.
    10.20      Secondary Sublease Agreement between Big Spring and Ed Davenport               2
               dated as of July 1, 1996 for the Flightline Unit and related Assignment and Assumption of Leases.
    10.21      Stock Option Agreement between the Company and CEP II dated July 9,            2
               1996.
    10.22      Form of Option Agreement between the Company and the Optionholder              2
               listed therein dated as of November 1, 1995.
    10.23      Third Amended and Restated Credit Agreement among the Company,
               Subsidiaries of the Company, the Lenders and ING, as agent to the
               Lenders dated as of December 3, 1998
    10.24      Senior Note Agreement by and between the Company and the Note                  6
               Purchasers, dated July 15, 1998.
    10.25      Asset Purchase Agreement dated as of November 17, 1997 by and                  7
               between Foresite Capital Facilities Corporation and the Hinton Economic
               Development Authority.


    10.26      Amendment dated December 10, 1997 to Asset Purchase Agreement                  7
               dated as of November 17, 1997.
    10.27      Amendment No. 2 dated January 6, 1998 to Asset Purchase Agreement              7
               dated as of November 17, 1997.
    10.28      Assignment of Agreement of Purchase and Sale dated as of January 5,            7
               1998 by and between Foresite Capital Facilities Corporation and Cornell
               Corrections of Oklahoma, Inc.
    10.29      Allvest Asset Purchase Agreement dated as of June 20, 1998 by and              8
               between the Company and Allvest, Inc., St. John Investments, and
               William C. Weimar.
    11.1       Computation of Per Share Earnings.
    21.1       Subsidiaries of the Company.
    23.1       Consent of Arthur Andersen LLP.
    24.1       Powers of Attorney.
    27.1       Financial Data Schedule.

(1) Annual Report on Form 10-K of the Company for the year ended December 31, 1996.
(2) Registration Statement on Form S-1 of the Company (Registration No. 333-08243).
(3)   Definitive Proxy Statement dated March 9, 1998.
(4) Registration Statement on Form S-1 of the Company (Registration No. 333-35807).
(5) Current Report on Form 8-K of the Company dated January 31, 1997 (File No. 1-14472).
(6) Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 1998.
(7)   Current Report on Form 8-K of the Company dated January 6, 1998.
(8)   Current Report on Form 8-K of the Company dated August 13, 1998.
(9)   Registration Statement on Form 8-A of the Company filed May 11, 1998.

   (b)   REPORTS ON FORM 8-K

         On November 13, 1998, the Company filed Amendment No. 2 to Form 8-K dated August 13, 1998 reporting the acquisition of Allvest, Inc.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     CORNELL CORRECTIONS, INC.

Dated:   March 31, 1999                              By: /s/ DAVID M. CORNELL
                                                         --------------------
                                                         David M. Cornell
                        Chairman of the Board, President
                           and Chief Executive Officer

SIGNATURE                                  TITLE                                 DATE
---------                                  -----                                 ----
/s/ DAVID M. CORNELL          Chairman of the Board, President               March 31, 1999
David M. Cornell              and Chief Executive Officer
                              (Principal Executive Officer)


/s/ BRIAN E. BERGERON         Chief Financial Officer                        March 31, 1999
Brian E. Bergeron             and Treasurer
                              (Principal Financial Officer and
                              Principal Accounting Officer)



/s/ CAMPBELL A. GRIFFIN, JR.* Director                                       March 31, 1999
Campbell A. Griffin, Jr.


/s/ PETER A. LEIDEL*          Director                                       March 31, 1999
Peter A. Leidel


/s/ ARLENE R. LISSNER *       Director                                       March 31, 1999
Arlene R. Lissner


/s/ TUCKER TAYLOR*            Director                                       March 31, 1999
Tucker Taylor

* By:  DAVID M. CORNELL
       David M. Cornell
       Attorney-in-Fact