Form 10-Q
period 1999-03-31
CORNELL CORRECTIONS INC
filed 1999-05-17
CIK 1016152

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                       OR


( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD __________ TO _______________


                         COMMISSION FILE NUMBER 1-14472


                            CORNELL CORRECTIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                76-0433642
          (STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
        OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


  1700 WEST LOOP SOUTH, SUITE 1500, HOUSTON, TEXAS            77027
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)



  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:      (713) 623-0790


Indicate by a check mark whether Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [ ]

At April 30, 1999 Registrant had outstanding 9,569,128 shares of its Common
Stock.

================================================================================

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CORNELL CORRECTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                MARCH 31,    DECEMBER 31,
                                                                                  1999           1998
                                                                                ---------    -----------
                                                                               (UNAUDITED)
                                    ASSETS
CURRENT ASSETS:
      Cash and cash equivalents .............................................   $     548    $   2,519
      Accounts receivable, net ..............................................      30,079       27,564
      Deferred tax asset ....................................................       1,209        1,209
      Prepaids and other ....................................................       2,070        2,203
      Restricted assets .....................................................       1,983        2,613
                                                                                ---------    ---------
           Total current assets .............................................      35,889       36,108
PROPERTY AND EQUIPMENT, net .................................................     167,412      159,219
OTHER ASSETS:
      Intangible assets, net ................................................       9,751        9,935
      Deferred costs and other ..............................................       2,988        7,433
                                                                                ---------    ---------
           Total assets .....................................................   $ 216,040    $ 212,695
                                                                                =========    =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued liabilities ..............................   $  16,296    $  17,838
      Deferred revenues .....................................................         624        1,369
      Current portion of long-term debt .....................................        --             73
                                                                                ---------    ---------
           Total current liabilities ........................................      16,920       19,280
LONG-TERM DEBT, net of current portion ......................................     107,505       98,407
DEFERRED TAX LIABILITIES ....................................................         800        2,769
OTHER LONG-TERM LIABILITIES .................................................         735          739

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.001 par value, 10,000,000 shares authorized,
        none outstanding ....................................................        --           --
      Common stock, $.001 par value, 30,000,000 shares authorized, 10,121,628
        and 10,105,916 shares issued and outstanding, respectively ..........          10           10
      Additional paid-in capital ............................................      90,131       90,038
      Stock option loans ....................................................        (455)        (455)
      Retained earnings .....................................................       4,393        5,906
      Treasury stock (697,100 shares of common stock, at cost) ..............      (3,999)      (3,999)
                                                                                ---------    ---------
           Total stockholders' equity .......................................      90,080       91,500
                                                                                ---------    ---------
           Total liabilities and stockholders' equity .......................   $ 216,040    $ 212,695
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

                            CORNELL CORRECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            --------------------
                                                                              1999        1998
                                                                            ---------   --------
REVENUES ................................................................   $ 38,356    $ 27,041
OPERATING EXPENSES ......................................................     30,068      22,116
START-UP EXPENSES .......................................................        543        --
DEPRECIATION AND AMORTIZATION ...........................................      1,405         935
GENERAL AND ADMINISTRATIVE EXPENSES .....................................      2,353       1,597
                                                                            --------    --------

INCOME FROM OPERATIONS ..................................................      3,987       2,393
INTEREST EXPENSE ........................................................      1,608         339
INTEREST INCOME .........................................................        (21)        (42)
                                                                            --------    --------

INCOME BEFORE PROVISION FOR INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE .............................      2,400       2,096
PROVISION FOR INCOME TAXES ..............................................        960         838
                                                                            --------    --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE ............................................................      1,440       1,258

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
   NET OF RELATED INCOME TAX PROVISION OF $1,969 ........................      2,954        --
                                                                            --------    --------

NET INCOME (LOSS) .......................................................   $ (1,514)   $  1,258
                                                                            ========    ========

EARNINGS (LOSS) PER SHARE:
      BASIC
        Income before cumulative effect of change in accounting principle   $    .15    $    .13
        Cumulative effect of change in accounting principle .............       (.31)       --
                                                                            --------    --------
        Net income (loss) ...............................................   $   (.16)   $    .13
                                                                            ========    ========

      DILUTED
        Income before cumulative effect of change in accounting principle   $    .15    $    .13
        Cumulative effect of accounting change in accounting principle ..       (.31)       --
                                                                            --------    --------
        Net income (loss) ...............................................   $   (.16)   $    .13
                                                                            ========    ========

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
      BASIC .............................................................      9,412       9,399
      DILUTED ...........................................................      9,663       9,897


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                           --------------------
                                                                             1999        1998
                                                                           ---------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...................................................   $ (1,514)   $  1,258
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities --
      Cumulative effect of change in accounting principle ..............      2,954        --
      Depreciation .....................................................      1,077         631
      Amortization .....................................................        328         304
      Change in assets and liabilities, net of effects from acquisitions
           Accounts receivable .........................................     (2,515)     (3,152)
           Restricted assets ...........................................         37          23
           Other assets ................................................       (313)       (334)
           Accounts payable and accrued liabilities ....................       (949)      2,055
           Deferred revenues and other liabilities .....................       (749)         43
                                                                           --------    --------
      Net cash provided by (used in) operating activities ..............     (1,644)        828
                                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ................................................     (9,445)     (7,405)
   Acquisition of businesses, less cash acquired .......................       --       (43,750)
                                                                           --------    --------
      Net cash used in investing activities ............................     (9,445)    (51,155)
                                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt ........................................     14,500      42,750
   Payments on long-term debt ..........................................     (5,475)    (10,328)
   Proceeds from exercises of stock options ............................         93         128
                                                                           --------    --------
      Net cash provided by financing activities ........................      9,118      32,550
                                                                           --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..............................     (1,971)    (17,777)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................      2,519      18,968
                                                                           --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................   $    548    $  1,191
                                                                           ========    ========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid, net of amounts capitalized ...........................   $  1,408    $    341
                                                                           ========    ========
   Income taxes paid ...................................................   $    248    $    495
                                                                           ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared by Cornell Corrections, Inc. (the "Company" or Cornell") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2. LONG-TERM DEBT

   As of March 31, 1999, the Company had borrowings outstanding under the 1998 Credit Facility of $57.5 million. Under the 1998 Credit Facility, the Company has a $60.0 million revolving line of credit, the availability of which is determined by the Company's projected pro forma cash flow. The 1998 Credit Facility matures in 2003 and bears interest, at the election of the Company, at either the prime rate plus a margin of 0% to .5% or a rate which is 1.75% to 2.50% above the applicable LIBOR rate. The 1998 Credit Facility is secured by all of the Company's assets, including the stock of all the Company's subsidiaries, does not permit the payment of cash dividends and requires the Company to comply with certain earnings, net worth and debt service covenants. Additionally, the 1998 Credit Facility provides the Company with the ability to enter into future operating lease agreements that provide for residual value guarantees.

   As of March 31, 1999, the Company had outstanding $50 million of Senior Secured Notes ("Senior Notes"). The Senior Notes, which bear interest at a fixed rate of 7.74%, mature on July 15, 2010. Under the Senior Notes purchase agreements, the Company is required to make eight annual principal payments of $6.25 million beginning on July 15, 2003 and comply with certain financial covenants. Earlier payments of principal are allowed subject to certain prepayment provisions. Interest is payable semi annually. The holders of the Senior Notes and the lender under the 1998 Credit Facility have a collateral-sharing agreement whereby both sets of creditors have an equal security interest in all the assets of the Company.

3. EARNINGS PER SHARE

   Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as basic EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding stock options.

4. START-UP EXPENSES

   In April 1998, Statement of Position 98-5, Reporting on the Costs of
Start-Up Activities ("SOP 98-5") was issued. SOP 98-5 requires entities to expense start-up costs as incurred and to expense previously capitalized start-up costs as a cumulative effect of a change in accounting principle. SOP 98-5 was generally effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 on January 1, 1999, and as a result recorded a cumulative effect of a change in accounting principle of approximately $3.0 million, net of the related income tax provision of approximately $2.0 million.

5. SEGMENT DISCLOSURE

   The Company's three operating divisions are its reportable segments. The secure institutional segment consists of the operation of secure adult incarceration facilities. The juvenile segment consists of providing residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of 10 and 17. The pre-release segment consists of providing pre-release and halfway house programs for adult offenders. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intangible assets are not included in each segment's reportable assets, and the amortization of intangible assets is not included in the determination of a segment's operating income or loss. The Company evaluates performance based on income or loss from operations before general and administrative expenses, incentive bonuses, amortization of intangibles, interest and income taxes.

   The only significant noncash item reported in the respective segments' income or loss from operations is depreciation and amortization (excluding intangibles):

                                                            (IN THOUSANDS)
                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                      -------------------------
                                                         1999            1998
                                                      ---------       ---------
Revenues
   Secure institutional ........................      $  16,918       $  11,970
   Juvenile ....................................         13,689          10,451
   Pre-release .................................          7,749           4,620
                                                      ---------       ---------
Total revenues .................................      $  38,356       $  27,041
                                                      =========       =========

Depreciation and amortization
   Secure institutional ........................      $     755       $     489
   Juvenile ....................................            216             147
   Pre-release .................................            184             149
   Amortization of intangibles .................            153             100
   Corporate and other .........................             97              50
                                                      ---------       ---------
Total depreciation and amortization ............      $   1,405       $     935
                                                      =========       =========

Income from operations
   Secure institutional ........................      $   3,925       $   2,562
   Juvenile ....................................            911           1,196
   Pre-release .................................          1,753             454
   General and administrative expense ..........         (2,353)         (1,597)
   Incentive bonuses ...........................           --               (72)
   Amortization of intangibles .................           (153)           (100)
   Corporate and other .........................            (96)            (50)
                                                      ---------       ---------
Total income from operations ...................      $   3,987       $   2,393
                                                      =========       =========

Assets
   Secure institutional ........................      $ 130,119       $  95,480
   Juvenile ....................................         37,160          29,083
   Pre-release .................................         31,094           9,030
   Intangible assets, net ......................          9,751           6,004
   Corporate and other .........................          7,916           4,446
                                                      ---------       ---------
Total assets ...................................      $ 216,040       $ 144,043
                                                      =========       =========

Capital expenditures
   Secure institutional ........................      $   3,590       $   6,218
   Juvenile ....................................          1,019             298
   Pre-release .................................          4,067             699
   Corporate and other .........................            769             190
                                                      ---------       ---------
Total capital expenditures .....................      $   9,445       $   7,405
                                                      =========       =========

6.  SUBSEQUENT EVENT

         In May 1999, Cornell executed an agreement to acquire certain of the adult and juvenile behavioral health and correctional assets of Interventions, a not-for-profit corporation headquartered in Chicago, Illinois. Closing of the transaction is subject to various conditions, including receipt of required governmental and other consents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   Cornell provides integrated development, design, construction and operational services to governmental agencies within three operating divisions: (a) secure institutional correctional and detention services; (b) juvenile treatment, educational and detention services and (c) pre-release correctional services. The following table sets forth total offender capacity, the contracted offender capacity and beds in operation at the end of the periods shown, and the average occupancy percentage for the periods then ended.


                                                       MARCH 31,    DECEMBER 31,
                                                         1999          1998
                                                      --------       --------
   Offender capacity (end of period):
      Residential ...............................        9,875         9,135
      Non-residential community-based ...........        1,688         1,390
        Total ...................................       11,563        10,525
   Contracted offender capacity in
     operation (end of period) ..................        8,770         8,700
   Contracted beds in operation
     (end of period)(1) .........................        7,380         7,310
   Average occupancy based on
     contracted beds in operation(1)(2) .........         94.9%         93.8%

------------------
(1) Occupancy percentages are based on contracted offender capacity of residential facilities in operation. Since certain facilities have offender capacities that exceed contracted capacities, occupancy percentages can exceed 100% of contracted capacity.

(2) Occupancy percentages reflect reduced occupancy during the start-up phase of any applicable facility, resulting in a lower average occupancy in periods when Cornell has substantial start-up activities.

   Cornell derives substantially all its revenues from operating correctional, detention and pre-release facilities for federal, state and local governmental agencies in the United States. Revenues for operation of correctional, detention and pre-release facilities are generally recognized on a per diem rate based upon the number of occupant days for the period.

   Factors which Cornell considers in determining the per diem rate to charge include: (a) the programs specified by the contract and the related staffing levels; (b) the wage levels customary in the respective geographic areas; (c) whether the proposed facility is to be leased or purchased and (d) the anticipated average occupancy levels which Cornell believes could reasonably be maintained.

   Cornell's operating margins generally vary from facility to facility (regardless of whether the facility is secure institutional, juvenile or pre-release) based on (a) the level of competition for the contract award, (b) the proposed length of the contract, (c) the occupancy levels for a facility,
(d) the level of capital commitment required with respect to a facility and (e) the anticipated changes in operating costs, if any, over the term of the contract.

   Cornell is responsible for all facility operating expenses, except for certain debt service and lease payments with respect to facilities for which it has only a management contract (six facilities in operation at March 31, 1999).

   A majority of Cornell's facility operating expenses consist of fixed costs. These fixed costs include lease and rental expense, insurance, utilities and depreciation. As a result, when Cornell begins operating new or expanded facilities, fixed operating expenses increase. The amount of Cornell's variable operating expenses, including food, medical services, supplies and clothing, depend on occupancy levels at the facilities operated by Cornell. Cornell's largest single operating expense, facility payroll expense and related employment taxes and costs, has both a fixed and a variable component. Cornell can adjust staffing and payroll to a certain extent based on occupancy at a facility, but a minimum fixed number of employees is required to operate and maintain any facility regardless of occupancy levels.

   Start-up expenses consist primarily of payroll, benefits, training and other operating costs prior to opening a new or expanded facility and during the first three months of operation while occupancy is ramping up.

   Cornell incurs significant start-up costs before and as it begins operations at a facility. In April 1998, Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," or SOP 98-5, was issued. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. It requires entities to expense start-up costs as incurred and to expense previously capitalized start-up costs as a cumulative effect of a change in accounting principle in the year adopted. In January 1999, Cornell adopted SOP 98-5 and recorded a net-of-tax charge of approximately $3.0 million for the cumulative effect of a change in accounting principle. As a result of Cornell's adoption of SOP 98-5, Cornell began to record start-up expenses as incurred.

   General and administrative expenses consist primarily of salaries of Cornell's corporate and administrative personnel who provide senior management, accounting, finance, human resources, payroll, information systems and other services and costs of business development.

   Newly opened facilities are staffed according to contract requirements when Cornell begins receiving offenders. Offenders are typically assigned to a newly opened facility on a phased-in basis over a one- to three-month period. Cornell may incur start-up operating losses at new facilities until break-even occupancy levels are reached. Quarterly results can be substantially affected by the timing of the beginning of operations as well as development and construction of new facilities.

   Working capital requirements generally increase immediately prior to Cornell beginning management of a new facility as it incurs start-up costs and purchases necessary equipment and supplies before facility management revenue is realized.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentages of revenue represented by certain items in Cornell's historical consolidated statements of operations.

                                                          THREE MONTHS
                                                         ENDED MARCH 31,
                                                        ----------------
                                                         1999      1998
                                                        ------    ------
        Total revenues................................   100.0%    100.0%
        Operating expenses............................    78.4      81.8
        Start-up expenses.............................     1.4        --
        Depreciation and amortization.................     3.7       3.5
        General and administrative expenses...........     6.1       5.9
                                                        ------    ------
        Income from operations........................    10.4       8.8
        Interest expense, net.........................     4.1       1.1
                                                        ------    ------
        Income before provision for income taxes and
           cumulative effect of change in
           accounting principle.......................     6.3       7.7
        Provision for income taxes....................     2.5       3.1
                                                        ------    ------
        Income before cumulative effect of change
           in accounting principle....................     3.8%      4.6%
                                                        ======    ======


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31,
1998

   REVENUES. Revenues increased 41.8% to $38.4 million for the three months ended March 31, 1999 from $27.0 million for the three months ended March 31, 1998.

   Secure institutional division revenues increased 41.3% to $16.9 million for the three months ended March 31, 1999 from $12.0 million for the three months ended March 31, 1998 due principally to (a) the opening of the 560 bed expansion of the Big Spring Complex in the fourth quarter of 1998,
(b) the opening of the 550 initial beds in the D. Ray James Prison in the fourth quarter of 1998 and (c) the opening of the 672 bed Santa Fe County Adult Detention Facility in the third quarter of 1998.

   Juvenile division revenues increased 31.0% to $13.7 million for the three months ended March 31, 1999 from $10.5 million for the three months ended March 31, 1998 due to (a) the opening of the Danville Center for Adolescent Females in the second quarter of 1998, (b) the opening of the Santa Fe County Juvenile Detention Facility in the third quarter of 1998, (c) increased occupancy at the Cornell Abraxas I and Cornell Abraxas of Ohio facilities due to facility expansions completed in the third quarter of 1998 and (d) the addition of various new programs including two new non-residential mental health programs in Pennsylvania.

   Pre-release division revenues increased 67.7% to $7.7 million for the three months ended March 31, 1999 from $4.6 million for the three months ended March 31, 1998 due principally to the five pre-release centers in Alaska acquired from Allvest, Inc. in August 1998.

   OPERATING EXPENSES. Operating expenses increased 36.0% to $30.1 million for the three months ended March 31, 1999 from $22.1 million for the three months ended March 31, 1998.

   Secure institutional division operating expenses increased 35.9% to $12.1 million for the three months ended March 31, 1999 from $8.9 million for the three months ended March 31, 1998 due principally to (a) the opening of the 560 bed expansion of the Big Spring Complex in the fourth quarter of 1998 and (b) the opening of the 550 initial beds in the D. Ray James Prison in the fourth quarter of 1998. As a percentage of revenues, secure institutional division operating expenses were 71.6% for the three months ended March 31, 1999 compared to 74.5% for the three months ended March 31, 1998. The improved operating margin for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 was due principally to a greater mix of owned versus leased facilities and a reduction to operating expenses of $500,000 at the Santa Fe Adult Detention Facility resulting from a cost-sharing agreement with the Company's construction contractor.

Juvenile division operating expenses increased 33.4% to $12.2 million for the three months ended March 31, 1999 from $9.1 million for the three months ended March 31, 1998. This increase in operating expenses was due to (a) the start of operations at the Danville Center for Adolescent Females in the second quarter of 1998, (b) the start of operations at the Santa Fe County Juvenile Detention Facility late in the third quarter of 1998, (c) increased occupancy at the Cornell Abraxas I and Cornell Abraxas of Ohio facilities due to facility expansions completed in the third quarter of 1998 and (d) the addition of various new programs including two new non-residential mental health programs in Pennsylvania. As a percentage of revenues, operating expenses were 88.8% for the three months ended March 31, 1999 compared to 87.1% for the three months ended March 31, 1998.

   Pre-release division operating expenses increased 44.5% to $5.8 million for the three months ended March 31, 1999 from $4.0 million for the three months ended March 31, 1998 due principally to the acquisition of five pre-release centers in Alaska from Allvest in August 1998. As a percentage of revenues, operating expenses were 74.9% for the three months ended March 31, 1999 compared to 86.9% for the three months ended March 31, 1998. The higher operating margin for the three months ended March 31, 1999 versus the three months ended March 31, 1998 was due principally to a greater mix of owned versus leased facilities, including four owned facilities in Alaska.

   START-UP EXPENSES. Start-up expenses were $543,000 for the three months ended March 31, 1999 and were attributable to the start-up activities of the Cornell Abraxas Youth Center and to the opening of a portion of the 1,075 bed expansion of the D. Ray James Prison.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 50.3% to $1.4 million for the three months ended March 31, 1999 from $935,000 for the three months ended March 31, 1998 due to (a) depreciation of buildings and equipment acquired from Allvest in August 1998,
(b) the opening of the 560 bed expansion of the Big Spring Complex in the fourth quarter of 1998, (c) the opening of the 550 initial beds in the D. Ray James Prison in the fourth quarter of 1998 and (d) various facility expansions and related equipment.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 47.3% to $2.4 million for the three months ended March 31, 1999 from $1.6 million for the three months ended March 31, 1998. The increase in general and administrative expenses resulted principally from additional corporate, business development and administrative personnel to manage the increased business of Cornell and for development of new contracts.

   INTEREST. Interest expense, net of interest income, increased to $1.6 million for the three months ended March 31, 1999 from $297,000 for the three months ended March 31, 1998 due principally to borrowings under the 1998 Credit Facility for (a) the purchase of the Great Plains Correctional Facility in January 1998, (b) the acquisition of the Alaskan assets of Allvest in August 1998 and (c) working capital for various new programs and facility expansions. During the three months ended March 31, 1999, Cornell capitalized interest totaling $451,000 related to costs for construction and development of the D. Ray James Prison.

   INCOME TAXES. For the three months ended March 31, 1999 and 1998, Cornell recognized a provision for income taxes at an estimated effective rate of 40%.

   ACCOUNTING CHANGE. In April 1998, SOP 98-5 was issued. SOP 98-5 requires entities to expense start-up costs as incurred and to expense previously capitalized start-up costs as a cumulative effect of a change in accounting principle. Cornell adopted SOP 98-5 in January 1999 and recorded a net-of-tax charge of approximately $3.0 million for the cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

   GENERAL. Cornell's primary capital requirements are for (a) acquisitions, (b) construction of new facilities, (c) expansions of existing facilities, (d) working capital, including start-up costs related to new operating contracts, and (e) furniture, fixtures and equipment. Working capital requirements generally increase immediately prior to Cornell commencing management of a new facility as Cornell incurs start-up costs and purchases necessary equipment and supplies before facility management revenue (through occupancy fees) is realized. Some of Cornell's management contracts have required Cornell to make substantial initial expenditures of cash in connection with the opening or renovating of a facility. Substantially all these start-up expenditures are fully or partially recoverable as pass-through costs or are reimbursable from the contracting governmental agency over the term of the contract.

   WORKING CAPITAL. Cornell's working capital increased to $19.0 million at March 31, 1999 from $16.8 million at December 31, 1998. This increase was principally due to an increase in accounts receivable and a corresponding decrease in deferred revenues totaling $1.8 million due to applying the remainder of the $2.0 million advance from the State of Georgia received in 1997 to per diem billings of the D. Ray James Prison during the quarter.

   CASH USED IN OPERATING ACTIVITIES. Cornell had net cash used in operating activities of $1.6 million for the three months ended March 31, 1999. Significant uses of operating cash during the period include the $1.8 million combined increase in accounts receivable and the corresponding decrease in deferred revenues pertaining to the D. Ray James Prison, and other increases in accounts receivable and reductions in accounts payable.

   EXISTING CREDIT FACILITIES. In December 1998, Cornell entered into the 1998 Credit Facility with a syndicate. The 1998 Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit, the availability of which is determined by Cornell's projected pro forma cash flow. The 1998 Credit Facility matures in March 2003 and bears interest, at the election of Cornell, at either the prime rate plus a margin of up to 0.5% or a rate which is 1.75% to 2.50% above the applicable LIBOR-rate. The 1998 Credit Facility is secured by all of Cornell's assets, including the stock of all of Cornell's subsidiaries, does not permit the payment of cash dividends and requires Cornell to comply with certain leverage, net worth and debt service covenants. As of March 31, 1999, Cornell had borrowings outstanding under the 1998 Credit Facility of $57.5 million.

   Under the 1998 Credit Facility, Cornell is allowed to enter into future operating lease agreements for the acquisition or development of operating facilities at a cost not to exceed $40 million. The lease(s) under this arrangement will have a term of five years, will include purchase and renewal options and will provide for a substantial residual value guarantee (approximately 85% of the total cost) by Cornell which would be due upon termination of the lease(s). Upon termination of a lease, Cornell could either exercise a purchase option, or the facilities could be sold to a third party. Cornell expects the fair market value of the leased facilities to substantially reduce or eliminate Cornell's payment under the residual value guarantee. At March 31, 1999 there was approximately $30.8 million available under this arrangement.

   In April 1999, Cornell obtained an additional $5.0 million subordinated line of credit from an existing lender. The note bears interest at prime plus a margin of 3%, matures in July 1999 and may be renewed by the lender.

   As of March 31, 1999, Cornell had outstanding $50 million of Senior Secured Notes, or Senior Notes. The Senior Notes bear interest at a fixed rate of 7.74% and mature on July 15, 2010. Under the Senior Notes purchase agreements, Cornell is required to make eight annual principal payments of $6.25 million beginning on July 15, 2003 and comply with certain financial covenants. Earlier payments of principal are allowed subject to certain prepayment provisions. Interest is payable semi annually. The holders of the Senior Notes and the lender under the 1998 Credit Facility have a collateral-sharing agreement whereby both sets of creditors have an equal security interest in all of the assets of Cornell.

   CAPITAL EXPENDITURES. Capital expenditures for the three months ended March 31, 1999 were $9.4 million and related principally to (a) construction-in-progress for completion of the 1,625 bed D. Ray James Prison,
(b) the purchase of the Parkview Center and an additional building for future development, both in Anchorage, Alaska, (c) leasehold improvements at the Cornell Abraxas Youth Center and (d) various hardware and software for information systems upgrades. Cornell spent approximately $500,000 during the quarter for its management information systems upgrades. An estimated additional $4.4 million is expected to be used in next nine months to improve Cornell's internal hardware and software systems.

   ACQUISITIONS. In May 1999, Cornell executed an agreement to acquire certain of the adult and juvenile behavioral health and correctional assets of Interventions, a not-for-profit corporation headquartered in Chicago, Illinois. Closing of the transaction is subject to various conditions, including receipt of required governmental and other consents.


   Management believes that the cash flows generated from operations, together with the credit available under the 1998 Credit Facility, the operating lease capacity thereunder, a sale/leaseback arrangement, and equity and debt financing alternatives the Company is considering, will provide sufficient liquidity to meet Cornell's committed capital and working capital requirements for the near term. It is not anticipated that the current facilities will provide sufficient financing to fund construction costs related to future secure institutional contract awards, expansions or significant future acquisitions. Cornell anticipates obtaining additional sources of financing to fund such activities.

YEAR 2000 ISSUES

   Cornell continues to identify, evaluate and implement modifications to its business systems in order to achieve Year 2000 date conversion compliance. Cornell's business systems are comprised of third-party vendor systems and certain internally developed systems that vary greatly in size, complexity and technical architecture. As a part of Cornell's ongoing business plan, Cornell continues to install new applications and upgrade existing ones in order to bring applications for its various locations into compliance. The majority of information technology systems readiness efforts and critical-systems testing are scheduled to be completed by the middle of 1999. The remaining systems are to be completed by the fourth quarter of 1999. Cornell is in the process of receiving responses from third-party software vendors. Preliminary indications are that they will be Year 2000 ready and will provide updated software on a timely basis.

   The majority of the non-information technology, or non-IT, systems are scheduled to be inventoried by the second quarter of 1999. All non-IT systems are scheduled to be ready by the end of the third quarter of 1999, with minor exceptions. Normal maintenance schedules for the fourth quarter of 1999 will allow Cornell to complete any final readiness efforts.

   The inability of Cornell's contracting governmental agencies to timely pay Cornell for its services or the inability of Cornell's third-party suppliers to provide their products and services could seriously harm Cornell's business. Contacts are currently being made with all critical third parties, such as governmental agencies, financial institutions, suppliers and vendors, to determine if they will be Year 2000 compliant. An aggressive follow-up program will be implemented with those third parties not responding or those returning an unacceptable response. If it is determined that there is a significant risk, an effort will be made to work with this third-party supplier. If this is not successful, a new provider of the same services will be found. However, if Cornell's contracting governmental agencies do not respond or return unacceptable responses and are not able to timely pay Cornell for its services, Cornell's business could be seriously harmed. Cornell still has not yet determined the complete status of Year 2000 compliance of its third parties or what additional costs, if any, might be required by Cornell.

   Cornell is currently implementing a broad information systems upgrade. In connection with such upgrades, Cornell is upgrading certain hardware and software systems to ensure Year 2000 compliance at an estimated aggregate cost of $1.8 million. As Year 2000 impact assessment nears completion and the renovation planning, readiness implementation and testing evolve, the estimated costs may change.

   The most reasonably likely worst-case Year 2000 scenarios would be the inability of Cornell's contracting governmental agencies to timely pay Cornell for its services or the inability of third-party suppliers, such as utility providers, telecommunication companies, and other critical suppliers such as food service suppliers and health care suppliers, to continue providing their products and services. These pose the most material operational, safety and/or financial risks to Cornell. In addition, Cornell may not obtain accurate and timely Year 2000 date impact information from suppliers of automation and process control systems and processes. Without quality information from suppliers, specifically on embedded chip technology, some Year 2000 problems could go undetected until after January 1, 2000.

   Cornell has localized contingency plans already in place and is currently working to develop a corporate-wide contingency plan format. This format includes a template and other guidelines to help develop a plan that will cover the Year 2000 areas of concern. These plans are to be completed and tested, when practicable, by the fourth quarter of 1999.

   The foregoing Year 2000 discussion includes forward-looking statements of Cornell's efforts and management's expectations relating to Year 2000 readiness. Cornell's ability to achieve Year 2000 readiness, and the level of costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to install or modify proprietary hardware and software, and unanticipated problems identified in the ongoing Year 2000 readiness review.

INFLATION

   Management of Cornell believes that inflation has not had a material effect on its results of operations during the past three years. However, most of Cornell's facility management contracts provide for payments to Cornell of either fixed per diem fees or per diem fees that increase by only small amounts during the terms of the contracts. Inflation could substantially increase Cornell's personnel costs (the largest component of facility management expense) or other operating expenses at rates faster than any increases in occupancy fees.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   In the normal course of business, Cornell is exposed to market risk, primarily from changes in interest rates. Cornell continually monitors exposure to market risk and develops appropriate strategies to manage this risk. Cornell is not exposed to any other significant market risks, including commodity price risk, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. Management does not use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices.

   Cornell's exposure to changes in interest rates primarily results from its long-term debt with both fixed and floating interest rates. Cornell's debt with fixed interest rates consists of the Senior Notes. Cornell's debt with variable interest is its revolving line of credit. At March 31, 1999, approximately 53.7% ($57.7 million) of the long-term debt was subject to variable interest rates. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $100,000 for the quarter ended March 31, 1999. At March 31, 1999, the fair value of Cornell's fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

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



                                        CORNELL CORRECTIONS, INC.


Date: May 17, 1999                 By: /s/ DAVID M. CORNELL
                                           DAVID M. CORNELL
                                           Chairman of the Board, President
                                           and Chief Executive Officer
                                           (Principal Executive Officer)


Date: May 17, 1999                 By: /s/ KEVIN B. KELLEY
                                           KEVIN B. KELLEY
                                           Chief Accounting Officer and
                                           Controller
                                           (Principal Accounting Officer)