Form 10-Q
period 1999-06-30
CORNELL CORRECTIONS INC
filed 1999-08-16
CIK 1016152

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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

                               Yes [X]    No [ ]

At July 31, 1999 Registrant had outstanding 9,582,528 shares of its Common
Stock.

================================================================================

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CORNELL CORRECTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   JUNE 30,     DECEMBER 31,
                                                                    1999           1998
                                                                -------------  -------------
                  ASSETS
CURRENT ASSETS:
      Cash and cash equivalents ..............................    $     656     $   2,519
      Accounts receivable, net ...............................       36,274        27,564
      Deferred tax asset .....................................        1,209         1,209
      Prepaids and other .....................................        1,839         2,203
      Restricted assets ......................................        2,086         2,613
                                                                  ---------     ---------
           Total current assets ..............................       42,064        36,108
PROPERTY AND EQUIPMENT, net ..................................      172,453       159,219
OTHER ASSETS:
      Intangible assets, net .................................        9,598         9,935
      Deferred costs and other ...............................        3,887         7,433
                                                                  ---------     ---------
           Total assets ......................................    $ 228,002     $ 212,695
                                                                  =========     =========


        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued liabilities ...............    $  23,607     $  17,838
      Deferred revenues ......................................          624         1,369
      Note Payable ...........................................       10,000          --
      Current portion of long-term debt ......................            4            73
                                                                  ---------     ---------
           Total current liabilities .........................       34,235        19,280
LONG-TERM DEBT, net of current portion .......................      100,250        98,407
DEFERRED TAX LIABILITIES .....................................          800         2,769
OTHER LONG-TERM LIABILITIES ..................................          731           739

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.001 par value, 10,000,000 shares
        authorized, none outstanding .........................         --            --
      Common stock, $.001 par value, 30,000,000 shares
        authorized, 10,137,528 and 10,105,916 shares issued
        and outstanding, respectively ........................           10            10
      Additional paid-in capital .............................       90,255        90,038
      Stock option loans .....................................         (455)         (455)
      Retained earnings ......................................        6,175         5,906
      Treasury stock (697,100 shares of common stock, at cost)       (3,999)       (3,999)
                                                                  ---------     ---------
           Total stockholders' equity ........................       91,986        91,500
                                                                  ---------     ---------
           Total liabilities and stockholders' equity ........    $ 228,002     $ 212,695
                                                                  =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                      JUNE 30,                  JUNE 30,
                                                               ---------------------     ---------------------
                                                                 1999         1998         1999         1998
                                                               --------     --------     --------     --------
REVENUES ..................................................    $ 43,609     $ 29,099     $ 81,965     $ 56,140
OPERATING EXPENSES ........................................      32,521       23,618       62,590       45,734
START-UP EXPENSES .........................................       1,722         --          2,265         --
DEPRECIATION AND AMORTIZATION .............................       1,554          965        2,958        1,900
GENERAL AND ADMINISTRATIVE EXPENSES .......................       2,997        2,034        5,350        3,631
                                                               --------     --------     --------     --------

INCOME FROM OPERATIONS ....................................       4,815        2,482        8,802        4,875
INTEREST EXPENSE ..........................................       1,862          377        3,471          716
INTEREST INCOME ...........................................         (18)         (30)         (39)         (72)
                                                               --------     --------     --------     --------

INCOME BEFORE PROVISION FOR INCOME TAXES
   AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE ...................................       2,971        2,135        5,370        4,231
PROVISION FOR INCOME TAXES ................................       1,188          854        2,148        1,692
                                                               --------     --------     --------     --------
INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE .........................       1,783        1,281        3,222        2,539

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF RELATED INCOME TAX
   PROVISION OF $1,969 ....................................        --           --          2,954         --
                                                               --------     --------     --------     --------

NET INCOME ................................................    $  1,783     $  1,281     $    268     $  2,539
                                                               ========     ========     ========     ========

EARNINGS (LOSS) PER SHARE:
      BASIC
        Income before cumulative effect of change
           in accounting principle ........................    $    .19     $    .14     $    .34     $    .27
        Cumulative effect of change in accounting principle        --           --           (.31)        --
                                                               --------     --------     --------     --------
        Net income ........................................    $    .19     $    .14     $    .03     $    .27
                                                               ========     ========     ========     ========

      DILUTED
        Income before cumulative effect of change
           in accounting principle ........................    $    .18     $    .13     $    .33     $    .26
        Cumulative effect of change in accounting principle        --           --           (.31)        --
                                                               --------     --------     --------     --------
        Net income ........................................    $    .18     $    .13     $    .03     $    .26
                                                               ========     ========     ========     ========

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
      BASIC ...............................................       9,429        9,416        9,421        9,407
      DILUTED .............................................       9,700        9,813        9,683        9,854

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                ----------------------
                                                                  1999          1998
                                                                --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................     $    268      $  2,539
   Adjustments to reconcile net income to net cash provided
     by operating activities --
      Cumulative effect of change in accounting principle .        2,954          --
      Depreciation ........................................        2,302         1,289
      Amortization ........................................          656           611
      Change in assets and liabilities, net of effects from
        acquisitions:
           Accounts receivable ............................       (8,710)       (2,325)
           Restricted assets ..............................          (66)         (135)
           Other assets ...................................         (981)       (2,402)
           Accounts payable and accrued liabilities .......        4,994         3,158
           Deferred revenues and other liabilities ........         (753)         (374)
                                                                --------      --------
      Net cash provided by operating activities ...........          664         2,361
                                                                --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ...................................      (14,518)      (28,189)
   Acquisition of businesses, less cash acquired ..........         --         (43,750)
                                                                --------      --------
      Net cash used in investing activities ...............      (14,518)      (71,939)
                                                                --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt ...........................        9,750        63,000
   Payments on long-term debt .............................       (7,976)      (11,424)
   Proceeds from note payable .............................       13,800          --
   Payments on note payable ...............................       (3,800)         --
   Proceeds from exercises of stock options ...............          217           175
                                                                --------      --------
      Net cash provided by financing activities ...........       11,991        51,751
                                                                --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS .................       (1,863)      (17,827)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........        2,519        18,968
                                                                --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................     $    656      $  1,141
                                                                ========      ========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid, net of amounts capitalized ..............     $  2,136      $  1,290
                                                                ========      ========
   Income taxes paid ......................................     $  1,904      $  1,831
                                                                ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared by Cornell Corrections, Inc. (the "Company" or "Cornell") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2. PENDING ACQUISITIONS, CONSTRUCTION COMMITMENTS AND SHORT-TERM CREDIT
   FACILITIES

   As of August 13, 1999, the Company had approximately $150 million in anticipated capital requirements for pending acquisitions, new correctional facilities and existing facility expansions. These requirements are primarily comprised of the following:

   PENDING ACQUISITIONS

   In May 1999, Cornell executed an agreement to acquire certain of the adult and juvenile behavioral health and correctional assets of Interventions, a not-for-profit corporation headquartered in Chicago, Illinois. The assets to be acquired include approximately 45 programs provided throughout Illinois. In June 1999, Cornell announced that it had entered into an agreement to acquire substantially all of the assets of Archway Programs, Inc. and Archway Programs Delaware, Inc. (collectively "Archway"), both not-for-profit corporations based in Camden, New Jersey. Archway operates adolescent, juvenile and adult treatment educational facilities in New Jersey and Delaware.

   Closing of the Interventions and Archway acquisition transactions is subject to various conditions, including receipt of required governmental and other consents. The Company expects to fund these pending acquisitions through a combination of one or more financing alternatives discussed below.

   CONSTRUCTION COMMITMENTS

   The Company has commitments for three new correctional facilities and two existing facility expansions. The funds for these new facilities, expansions and related furnishings will be expended during the next twelve months. The Company has an off-balance sheet lease financing agreement that is available to fund up to approximately $17.5 million of these facility investments. The Company believes that the remainder of the commitments discussed above will be funded from (a) the expected net proceeds of a proposed sale and leaseback transaction of one or more secure institutions currently scheduled to be consummated during September 1999, (b) an expansion of the Company's off balance sheet lease financing agreement, (c) a possible increase in the Company's lines of credit,
(d) additional sale and leaseback arrangements to be negotiated with leasing investors and/or (e) other debt or equity financing arrangements.

   Current credit facilities do not provide sufficient financing to fund the pending acquisitions and all of the committed construction costs for the announced new facilities and projects under construction. Management believes that the remaining commitments of approximately $133 million will be funded through the aforementioned anticipated financing transactions. There is no assurance, however, that any of these planned financing transactions can be consummated. If these contemplated financing transactions are not consummated, the Company would be required to seek alternative, and potentially dilutive, capital funding sources.

   SHORT-TERM CREDIT FACILITIES

   As of June 30, 1999 and August 13, 1999, $10.0 million and $3.1 million respectively of borrowings were outstanding under the Company's $10.0 million subordinated line of credit ("Subordinated Note") which bears interest at prime plus a margin of 3.25%. The Subordinated Note is due and payable on October 15, 1999.

3. LONG-TERM DEBT

   As of June 30, 1999, the Company had borrowings outstanding under the 1998 Credit Facility of $50.3 million. Under the 1998 Credit Facility, the Company has a $60.0 million revolving line of credit, the availability of which is determined by the Company's projected pro forma cash flow. The 1998 Credit Facility matures in 2003 and bears interest, at the election of the Company, at either the prime rate plus a margin of 0% to .5% or a rate which is 1.75% to 2.50% above the applicable LIBOR rate. The 1998 Credit Facility is secured by all of the Company's assets, including the stock of all the Company's subsidiaries, does not permit the payment of cash dividends and requires the Company to comply with certain earnings, net worth and debt service covenants. Additionally, the 1998 Credit Facility provides the Company with the ability to enter into future operating lease agreements that provide for residual value guarantees.

   As of June 30, 1999, the Company had outstanding $50.0 million of Senior Secured Notes ("Senior Notes"). The Senior Notes, which bear interest at a fixed rate of 7.74%, mature on July 15, 2010. Under the Senior Notes purchase agreements, the Company is required to make eight annual principal payments of $6.25 million beginning on July 15, 2003 and comply with certain financial covenants. Earlier payments of principal are allowed subject to certain prepayment provisions. Interest is payable semi annually. The holders of the Senior Notes and the lender under the 1998 Credit Facility have a collateral-sharing agreement whereby both sets of creditors have an equal security interest in all the assets of the Company.

4. EARNINGS PER SHARE

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

5. START-UP EXPENSES

   The Company adopted Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5") on January 1, 1999, and as a result recorded a cumulative effect of a change in accounting principle of approximately $3.0 million, net of the related income tax provision of approximately $2.0 million. SOP 98-5 required the Company to begin expensing start-up costs as incurred and to expense previously capitalized start-up costs as a cumulative effect of a change in accounting principle effective January 1, 1999.

6. SEGMENT DISCLOSURE

   The Company's three operating divisions are its reportable segments. The secure institutional segment consists of the operation of secure adult incarceration facilities. The juvenile segment consists of providing residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of 10 and 17. The pre-release segment consists of providing pre-release and halfway house programs for adult offenders. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Notes to Consolidated Financial Statements included in the Company 1998 Annual Report on Form 10-K. Intangible assets are not included in each segment's reportable assets, and the amortization of intangible assets is not included in the determination of a segment's operating income or loss. The Company evaluates divisional performance based on income or loss from operations before general and administrative expenses, incentive bonuses, amortization of intangibles, interest and income taxes.

   The only significant noncash item reported in the respective segments' income or loss from operations is depreciation and amortization (excluding intangibles):

                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  JUNE 30,                      JUNE 30,
                                          ------------------------      ------------------------
                                             1999           1998           1999           1998
                                          ---------      ---------      ---------      ---------
Revenues
   Secure institutional .............     $  19,055      $  12,478      $  35,968      $  24,442
   Juvenile .........................        16,873         11,775         30,564         22,230
   Pre-release ......................         7,681          4,846         15,433          9,468
                                          ---------      ---------      ---------      ---------
Total revenues ......................     $  43,609      $  29,099      $  81,965      $  56,140
                                          =========      =========      =========      =========

Income from operations
   Secure institutional .............     $   4,616      $   2,991      $   8,541      $   5,552
   Juvenile .........................         1,878          1,066          2,790          2,262
   Pre-release ......................         1,640            706          3,394          1,160
   General and administrative expense        (2,997)        (1,944)        (5,350)        (3,442)
   Incentive bonuses ................          --             (180)          --             (350)
   Amortization of intangibles ......          (154)          (100)          (306)          (200)
   Corporate and other ..............          (168)           (57)          (267)          (107)
                                          ---------      ---------      ---------      ---------
Total income from operations ........     $   4,815      $   2,482      $   8,802      $   4,875
                                          =========      =========      =========      =========


                                           JUNE 30,     DECEMBER 31,
                                             1999          1998
                                          ---------    -------------
Assets
   Secure institutional .............     $ 137,227      $ 127,774
   Juvenile .........................        42,311         37,917
   Pre-release ......................        32,141         28,815
   Intangible assets, net ...........         9,598          9,935
   Corporate and other ..............         6,725          8,254
                                          ---------      ---------
Total assets ........................     $ 228,002      $ 212,695
                                          =========      =========

7. MAJOR VENDOR TRANSACTIONS

  The Company utilizes an unrelated privately owned construction company (Construction Contractor) as its preferred contractor for construction projects. The Construction Contractor has received contracts to construct facilities which the Company owns and/or operates totaling approximately $68.5 million, $20.4 million, and $71.0 million during the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997, respectively. Management believes the Company is a substantial customer of the Construction Contractor.

  During the six months ended June 30, 1999, this Construction Contractor paid the Company $1.0 million related to a cost-sharing agreement in connection with the operations of the Santa Fe Adult Detention Facility because the operating margins had not reached certain levels until June 1999. These cost-sharing payments were reported by the Company as a reduction of operating expenses. The Construction Contractor has no obligation to make any further cost-sharing payments.

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

                                                                      JUNE 30,    DECEMBER 31,
                                                                        1999         1998
                                                                     ----------  -------------
   Offender capacity (end of period):
        Residential ..............................................     11,395         9,135
        Non-residential community-based ..........................      1,668         1,390
          Total ..................................................     13,063        10,525
   Contracted offender capacity in operation (end of period) .....      9,714         8,700
   Contracted beds in operation (end of period) (1) ..............      8,046         7,310
   Average occupancy based on contracted beds in operation (1) (2)       94.8%         93.8%

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

   Cornell is responsible for all facility operating expenses, except for certain debt service and lease payments with respect to facilities for which it has only a management contract (six facilities in operation at June 30, 1999).

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

   In January 1999, Cornell adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," or SOP 98-5, and recorded a net-of-tax charge of approximately $3.0 million for the cumulative effect of a change in accounting principle. As a result of Cornell's adoption of SOP 98-5, Cornell began to record start-up expenses as incurred.

   General and administrative expenses consist primarily of salaries of Cornell's corporate and administrative personnel who provide senior management, accounting, finance, human resources, payroll, information systems and other services and costs of business development.

   Newly opened facilities are staffed according to contract requirements when Cornell begins receiving offenders. Offenders are typically assigned to a newly opened facility on a phased-in basis over a one- to three-month period. Cornell often incurs start-up operating losses at new facilities until break-even occupancy levels are reached. Quarterly results can be substantially affected by the timing of the beginning of operations as well as construction of new facilities.

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

                                                     THREE MONTHS            SIX MONTHS
                                                     ENDED JUNE 30,         ENDED JUNE 30,
                                                 --------------------   ---------------------
                                                   1999        1998        1999       1998
                                                 --------    --------   ---------   ---------
   Revenues ................................      100.0%      100.0%      100.0%      100.0%
   Operating expenses ......................       74.6        81.2        76.4        81.5
   Start-up expenses .......................        3.9        --           2.8        --
   Depreciation and amortization ...........        3.6         3.3         3.6         3.4
   General and administrative expenses .....        6.9         7.0         6.5         6.5
                                                  -----       -----       -----       -----
   Income from operations ..................       11.0         8.5        10.7         8.6
   Interest expense, net ...................        4.2         1.2         4.2         1.1
                                                  -----       -----       -----       -----
   Income before provision for income
      taxes and cumulative effect of change
      in accounting principle ..............        6.8         7.3         6.5         7.5
   Provision for income taxes ..............        2.7         2.9         2.6         3.0
                                                  -----       -----       -----       -----
   Income before cumulative effect of change
      in accounting principle ..............        4.1%        4.4%        3.9%        4.5%
                                                  =====       =====       =====       =====

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

   REVENUES. Revenues increased 49.9% to $43.6 million for the three months ended June 30, 1999 from $29.1 million for the three months ended June 30, 1998.

   Secure institutional division revenues increased 52.7% to $19.1 million for the three months ended June 30, 1999 from $12.5 million for the three months ended June 30, 1998 due principally to (a) the opening of the 560 bed expansion of the Big Spring Complex in the fourth quarter of 1998, (b) the opening of the 550 initial beds in the D. Ray James Prison in the fourth quarter of 1998 and an additional 450 beds in the second quarter of 1999 and (c) the opening of the 672 bed Santa Fe County Adult Detention Facility in the third quarter of 1998. Revenues attributable to start-up operations were approximately $904,000 for the three months ended June 30, 1999.

   Juvenile division revenues increased 43.1% to $16.9 million for the three months ended June 30, 1999 from $11.8 million for the three months ended June 30, 1998 due to (a) the reimbursement for increased educational program costs at certain residential facilities, (b) the opening of the Santa Fe County Juvenile Detention Facility late in the third quarter of 1998, (c) increased occupancy at the Cornell Abraxas I and Cornell Abraxas of Ohio facilities due to facility expansions completed in the third quarter of 1998, (d) the opening of the Cornell Abraxas Youth Center in early 1999 and (e) the addition of various new non-residential, day treatment and mental health programs in Pennsylvania. Revenues attributable to start-up operations were approximately $221,000 for the three months ended June 30, 1999.

   Pre-release division revenues increased 58.3% to $7.7 million for the three months ended June 30, 1999 from $4.8 million for the three months ended June 30, 1998 due principally to the operations of five pre- release centers in Alaska acquired from Allvest, Inc. in August 1998.

   OPERATING EXPENSES. Operating expenses increased 37.7% to $32.5 million for the three months ended June 30, 1999 from $23.6 million for the three months ended June 30, 1998.

   Secure institutional division operating expenses increased 35.0% to $12.1 million for the three months ended June 30, 1999 from $9.0 million for the three months ended June 30, 1998 due principally to the opening of the 560 bed expansion of the Big Spring Complex and the 550 initial beds in the D. Ray James Prison in the fourth quarter of 1998. As a percentage of revenues, excluding start-up operations, secure institutional division operating expenses were 66.9% for the three months ended June 30, 1999 compared to 72.1% for the three months ended June 30, 1998. The improved operating margin for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 was due principally to a greater mix of owned versus leased facilities and a reduction to operating expenses of $500,000 at the Santa Fe Adult Detention Facility resulting from a cost-sharing agreement with the Company's construction contractor (See Note 7 to the Consolidated Financial Statements).

   Juvenile division operating expenses increased 37.4% to $14.5 million for the three months ended June 30, 1999 from $10.6 million for the three months ended June 30, 1998. This increase in operating expenses was due to (a) increased educational program costs at certain residential facilities, (b) the start of operations at the Santa Fe County Juvenile Detention Facility in the third quarter of 1998 and (c) the opening of the Cornell Abraxas Youth Center in early 1999. As a percentage of revenues, excluding start-up operations, operating expenses were 87.3% for the three months ended June 30, 1999 compared to 89.8% for the three months ended June 30, 1998. The improved operating margin for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 was due principally to results from certain expanded residential facilities.

   Pre-release division operating expenses increased 45.4% to $5.8 million for the three months ended June 30, 1999 from $4.0 million for the three months ended June 30, 1998 due principally to the acquisition of five pre-release centers in Alaska from Allvest, Inc. in August 1998. As a percentage of revenues, operating expenses were 75.4% for the three months ended June 30, 1999 compared to 82.2% for the three months ended June 30, 1998. The improved operating margin for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 was due principally to a greater mix of owned versus leased facilities, including four owned facilities in Alaska.

   START-UP EXPENSES. Start-up expenses were $1.7 million for the three months ended June 30, 1999 and were attributable to the start-up activities of the additional 450 beds in the D. Ray James Prison during the second quarter of 1999 and new juvenile programs in Pennsylvania.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 61.0% to $1.6 million for the three months ended June 30, 1999 from $1.0 million for the three months ended June 30, 1998 due to (a) depreciation of buildings and equipment acquired from Allvest, Inc. in August 1998, (b) the opening of the 560 bed expansion of the Big Spring Complex in the fourth quarter of 1998, (c) the opening of the first 1,000 beds of the D. Ray James Prison from the fourth quarter of 1998 through the second quarter of 1999 and (d) various facility expansions and related equipment.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 47.3% to $3.0 million for the three months ended June 30, 1999 from $2.0 million for the three months ended June 30, 1998. The increase in general and administrative expenses resulted principally from additional corporate, business development and administrative personnel, overhead and travel to manage the increased business of Cornell and for development of new contracts. Additionally, there were non-recurring severance, recruiting and relocation expenses incurred during the three months ended June 30, 1999 as a result of certain executive and other senior management changes.

   INTEREST. Interest expense, net of interest income, increased to $1.8 million for the three months ended June 30, 1999 from $347,000 for the three months ended June 30, 1998 due principally to increased borrowings to finance the acquisition of the Alaskan assets of Allvest, Inc. in August 1998 and for the construction costs of new facilities including the 560 bed Big Spring Complex expansion and the completed portions of the D. Ray James Prison. During the three months ended June 30, 1999, Cornell capitalized interest totaling $377,000 related to costs for construction of the D. Ray James Prison.

   INCOME TAXES. For the three months ended June 30, 1999 and 1998, Cornell recognized a provision for income taxes at an estimated effective rate of 40%.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

   REVENUES. Revenues increased 46.0% to $82.0 million for the six months ended June 30, 1999 from $56.1 million for the six months ended June 30, 1998.

   Secure institutional division revenues increased 47.2% to $36.0 million for the six months ended June 30, 1999 from $24.4 million for the six months ended June 30, 1998 due principally to (a) the opening of the 560 bed expansion of the Big Spring Complex in the fourth quarter of 1998, (b) the opening of the 550 initial beds in the D. Ray James Prison in the fourth quarter of 1998 and an additional 450 beds in the second quarter of 1999 and (c) the opening of the 672 bed Santa Fe County Adult Detention Facility in the third quarter of 1998. Revenues attributable to start-up operations were approximately $904,000 for the six months ended June 30, 1999.

   Juvenile division revenues increased 37.4% to $30.5 million for the six months ended June 30, 1999 from $22.2 million for the six months ended June 30, 1998 due to (a) the opening of the Danville Center for Adolescent Females in the second quarter of 1998, (b) the opening of the Santa Fe County Juvenile Detention Facility in the third quarter of 1998, (c) increased occupancy at the Cornell Abraxas I and Cornell Abraxas of Ohio facilities due to facility expansions completed in the third quarter of 1998 and (d) the addition of various new programs including two new non-residential mental health programs in Pennsylvania. Revenues attributable to start-up operations were approximately $302,000 for the six months ended June 30, 1999.

   Pre-release division revenues increased 62.9% to $15.4 million for the six months ended June 30, 1999 from $9.5 million for the six months ended June 30, 1998 due principally to the operations of five pre-release centers in Alaska acquired from Allvest, Inc. in August 1998.

   OPERATING EXPENSES. Operating expenses increased 36.9% to $62.6 million for the six months ended June 30, 1999 from $45.7 million for the six months ended June 30, 1998.

   Secure institutional division operating expenses increased 35.5% to $24.3 million for the six months ended June 30, 1999 from $17.9 million for the six months ended June 30, 1998 due principally to the opening of the 560 bed expansion of the Big Spring Complex and the 550 initial beds in the D. Ray James Prison in the fourth quarter of 1998. As a percentage of revenues, excluding start-up operations, secure institutional division operating expenses were 69.2% for the six months ended June 30, 1999 compared to 73.3% for the six months ended June 30, 1998. The improved operating margin for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 was due principally to a greater mix of owned versus leased facilities and a reduction to operating expenses of $1.0 million at the Santa Fe Adult Detention Facility resulting from a cost-sharing agreement with the Company's construction contractor (See Note 7 To the Consolidated Financial Statements).

   Juvenile division operating expenses increased 35.5% to $26.7 million for the six months ended June 30, 1999 from $19.7 million for the six months ended June 30, 1998. This increase in operating expenses was due to (a) the Danville Center for Adolescent Females which began operations in the second quarter of 1998, (b) the Santa Fe County Juvenile Detention Facility which began operations late in the third quarter of 1998, (c) increased occupancy at the Cornell Abraxas I and Cornell Abraxas of Ohio facilities due to facility expansions completed in the third quarter of 1998 and (d) the addition of new programs including two new non-residential mental health programs in Pennsylvania. As a percentage of revenues, excluding start-up operations, operating expenses were 88.2% for the six months ended June 30, 1999 compared to 88.5% for the six months ended June 30, 1998.

   Pre-release division operating expenses increased 44.9% to $11.6 million for the six months ended June 30, 1999 from $8.0 million for the six months ended June 30, 1998 due principally to the acquisition of five pre-release centers in Alaska from Allvest, Inc. in August 1998. As a percentage of revenues, operating expenses were 75.5% for the six months ended June 30, 1999 compared to 84.5% for the six months ended June 30, 1998. The higher operating margin for the six months ended June 30, 1999 versus the six months ended June 30, 1998 was due principally to a greater mix of owned versus leased facilities, including four owned facilities in Alaska.

   START-UP EXPENSES. Start-up expenses were $2.3 million for the six months ended June 30, 1999 and were attributable to the start-up activities of the additional 450 beds in the D. Ray James Prison during the second quarter of 1999, the Cornell Abraxas Youth Center during the first quarter of 1999 and to other new juvenile programs in Pennsylvania.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 55.7% to $3.0 million for the six months ended June 30, 1999 from $1.9 million for the six months ended June 30, 1998 due to (a) depreciation of buildings and equipment acquired from Allvest, Inc. in August 1998, (b) the opening of the 560 bed expansion of the Big Spring Complex in the fourth quarter of 1998, (c) the opening of the first 1,000 beds in the D. Ray James Prison from the fourth quarter of 1998 through the second quarter of 1999 and (d) various facility expansions and related equipment.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 47.3% to $5.4 million for the six months ended June 30, 1999 from $3.6 million for the six months ended June 30, 1998. The increase in general and administrative expenses resulted principally from additional corporate, business development and administrative personnel, overhead and travel to manage the increased business of Cornell and for development of new contracts. Additionally, there were non-recurring severance, recruiting and relocation expenses incurred during the 1999 period as a result of certain executive and other senior management changes.

   INTEREST. Interest expense, net of interest income, increased to $3.4 million for the six months ended June 30, 1999 from $644,000 for the six months ended June 30, 1998 due principally to increased borrowings to finance the acquisition of the Alaskan assets of Allvest, Inc. in August 1998 and for the construction costs of new facilities including the 560 bed Big Spring Complex expansion and the completed portions of the D. Ray James Prison. During the six months ended June 30, 1999, Cornell capitalized interest totaling $828,000 related to costs for construction of the D. Ray James Prison.

   INCOME TAXES. For the six months ended June 30, 1999 and 1998, Cornell recognized a provision for income taxes at an estimated effective rate of 40%.

   ACCOUNTING CHANGE. Cornell adopted SOP 98-5 in January 1999 and recorded a net-of-tax charge of approximately $3.0 million for the cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

   GENERAL. Cornell's primary capital requirements are for (a) construction of new facilities, (b) acquisitions, (c) expansions of existing facilities, (d) working capital, (e) start-up costs related to new operating contracts and (f) furniture, fixtures and equipment. Working capital requirements generally increase immediately prior to the Company commencing management of a new facility as the Company incurs start-up costs and purchases necessary equipment and supplies before facility management revenue (typically through per diem occupancy fees) is realized.

   As of August 13, 1999, the Company had approximately $150 million in anticipated capital requirements for pending acquisitions, new correctional facilities and existing facility expansions. These requirements are primarily comprised of the following:

   PENDING ACQUISITIONS. In May 1999, Cornell executed an agreement to acquire certain of the adult and juvenile behavioral health and correctional assets of Interventions, a not-for-profit corporation headquartered in Chicago, Illinois. The assets to be acquired include approximately 45 programs provided throughout Illinois. In June 1999, Cornell announced that it had entered into an agreement to acquire substantially all of the assets of Archway Programs, Inc. and Archway Programs Delaware, Inc. (collectively "Archway"), both not-for-profit corporations based in Camden, New Jersey. Archway operates adolescent, juvenile and adult treatment educational facilities in New Jersey and Delaware.

   Closing of the Interventions and Archway acquisition transactions is subject to various conditions, including receipt of required governmental and other consents. The Company expects to fund these pending acquisitions through a combination of one or more financing alternatives discussed below.

   CONSTRUCTION COMMITMENTS. The Company has commitments for three new correctional facilities and two existing facility expansions. The funds for these new facilities, expansions and related furnishings will be expended during the next twelve months. The Company has an off-balance sheet lease financing agreement that is available to fund up to approximately $17 million of these facility investments. The Company believes that the remainder of the commitments discussed above will be funded from (a) the expected net proceeds of a proposed sale and leaseback transaction of one or more secure institutions currently scheduled to be consummated during September 1999, (b) an expansion of the Company's off balance sheet lease financing agreement, (c) a possible increase in the Company's lines of credit, (d) additional sale and leaseback arrangements to be negotiated with leasing investors and/or (e) other debt or equity financing arrangements.

   Current credit facilities do not provide sufficient financing to fund the pending acquisitions and all of the committed construction costs for the announced new facilities and projects under construction. Management believes that the remaining commitments of approximately $133 million will be funded through the aforementioned anticipated financing transactions. There is no assurance, however, that any of these planned financing transactions can be consummated. If these contemplated financing transactions are not consummated, the Company would be required to seek alternative, and potentially dilutive, capital funding sources.

   SHORT-TERM CREDIT FACILITIES. As of June 30, 1999 and August 13, 1999, $10.0 million and $3.1 million respectively of borrowings were outstanding under the Company's $10.0 million subordinated line of credit ("Subordinated Note") which bears interest at prime plus a margin of 3.25%. The Subordinated Note is due and payable on October 15, 1999.

   LONG-TERM DEBT FACILITIES. In December 1998, Cornell entered into the 1998 Credit Facility with a banking syndicate. The 1998 Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit, the availability of which is determined by Cornell's projected pro forma cash flow. The 1998 Credit Facility matures in March 2003 and bears interest, at the election of Cornell, at either the prime rate plus a margin of up to 0.5% or a rate which is 1.75% to 2.50% above the applicable LIBOR-rate. The 1998 Credit Facility is secured by all of Cornell's assets, including the stock of all of Cornell's subsidiaries, does not permit the payment of cash dividends and requires Cornell to comply with certain leverage, net worth and debt service covenants. As of August 13, 1999, Cornell had borrowings outstanding under the 1998 Credit Facility of $60.0 million.

   Under the 1998 Credit Facility, Cornell is allowed to enter into future operating lease agreements for the acquisition or development of operating facilities at a cost not to exceed $40 million. The lease(s) under this arrangement will have a term of five years, will include purchase and renewal options and will provide for a substantial residual value guarantee (approximately 85% of the total cost) by Cornell which would be due upon termination of the lease(s). Upon termination of a lease, Cornell could either exercise a purchase option, or the facilities could be sold to a third party. Cornell expects the fair market value of the leased facilities to substantially reduce or eliminate Cornell's payment under the residual value guarantee. At August 13, 1999 there was approximately $17.5 million available under this arrangement.

   As of August 13, 1999, Cornell had outstanding $50 million of Senior Secured Notes, or Senior Notes. The Senior Notes bear interest at a fixed rate of 7.74% and mature on July 15, 2010. Under the Senior Notes purchase agreements, Cornell is required to make eight annual principal payments of $6.25 million beginning on July 15, 2003 and comply with certain financial covenants. Earlier payments of principal are allowed subject to certain prepayment provisions. Interest is payable semi annually. The holders of the Senior Notes and the lenders under the 1998 Credit Facility have a collateral-sharing agreement whereby both sets of creditors have an equal security interest in all of the assets of Cornell.

   CAPITAL EXPENDITURES. Capital expenditures for the six months ended June 30, 1999 were $14.5 million and related principally to (a) construction-in-progress for completion of the 1,625 bed D. Ray James Prison, (b) construction-in-progress for the 722 bed expansions at the Big Spring Complex,
(c) the purchase of the Parkview Center and an additional building for future development, both in Anchorage, Alaska, (d) leasehold improvements at the Cornell Abraxas Youth Center and (e) various hardware and software for information systems upgrades. Cornell spent approximately $1.1 million during the period for its management information systems upgrades. An estimated additional $3.5 million is expected to be used in the next six months to improve Cornell's internal hardware and software systems.

   ANNOUNCED NEW FACILITIES AND PROJECTS UNDER CONSTRUCTION. The Company is currently constructing the 180-bed New Morgan Academy in New Morgan, Pennsylvania, the expansion of 722-beds at the Big Spring Correctional Complex, and certain other expansions and renovation of existing facilities.

   In April 1999, the Company was awarded a contract to design, build, own and operate a 1,000-bed prison for the FBOP in Moshannon Valley, Pennsylvania ("Moshannon Valley Correctional Complex") and immediately commenced construction and activation activities. In June 1999, the FBOP issued a Stop-Work Order pending a re-evaluation of their environmental documentation supporting the decision to award the contract. The Stop-Work Order is still in effect.

   In June 1999, the Company was selected by the State of Utah to design, build, own and operate a 500-bed prison. The Company is currently involved in contract negotiations for this project.

YEAR 2000 ISSUES

   Cornell continues to identify, evaluate and implement modifications to its business systems in order to achieve Year 2000 date conversion compliance. Cornell's business systems are comprised of third-party vendor systems and certain internally developed systems that vary greatly in size, complexity and technical architecture. As a part of Cornell's ongoing business plan, Cornell continues to install new applications and upgrade existing ones in order to bring applications for its various locations into compliance. The majority of information technology systems readiness efforts and critical-systems testing were completed by the middle of 1999. The remaining systems are to be completed by the fourth quarter of 1999. Cornell is in the process of receiving responses from third-party software vendors. Preliminary indications are that they will be Year 2000 ready and will provide updated software on a timely basis.

   The majority of the non-information technology, or non-IT, systems were inventoried during the second quarter of 1999. All non-IT systems are scheduled to be ready by the end of the third quarter of 1999, with minor exceptions. Normal maintenance schedules for the fourth quarter of 1999 will allow Cornell to complete any final readiness efforts.

   The inability of Cornell's contracting governmental agencies to timely pay Cornell for its services or the inability of Cornell's third-party suppliers to provide their products and services could seriously harm Cornell's business. Contacts have been made with all critical third parties, such as governmental agencies, financial institutions, suppliers and vendors, to determine if they will be Year 2000 compliant. An aggressive follow-up program has been implemented with those third parties not responding or those returning an unacceptable response. If it is determined that there is a significant risk, an effort will be made to work with this third-party supplier. If this is not successful, a new provider of the same services will be found. However, if Cornell's contracting governmental agencies do not respond or return unacceptable responses and are not able to timely pay Cornell for its services, Cornell's business could be seriously harmed. Cornell still has not yet determined the complete status of Year 2000 compliance of its third parties or what additional costs, if any, might be required by Cornell.

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

   Cornell's exposure to changes in interest rates primarily results from its long-term debt with both fixed and floating interest rates. Cornell's debt with fixed interest rates consists of the Senior Notes. Cornell's debt with variable interest is its revolving line of credit. At June 30, 1999, approximately 54.7% ($60.3 million) of the long-term debt was subject to variable interest rates. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $240,000 for the six months ended June 30, 1999. At June 30, 1999, the fair value of Cornell's fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On May 12, 1999, the Company held its 1999 Annual Meeting of Stockholders. The matters voted on at the meeting and the results thereof are as follows:

   Stockholders elected the persons listed below as directors whose terms expire at the 2000 Annual Meeting of Stockholders. Results by nominee were:


                                                            AUTHORITY
                                              VOTED FOR      WITHHELD
                                             -----------    ----------
        David M. Cornell.................     6,830,935      24,786
        Campbell A. Griffin, Jr..........     6,854,835         886
        Peter A. Leidel..................     6,830,935      24,786
        Arlene R. Lissner................     6,830,735      24,986
        Tucker Taylor....................     6,854,735         986

   Stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 1999, with 6,851,381 shares voted for, 2,850 shares voted against, 1,490 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

            11.1  Statement Re: Computation of Per Share Earnings

            27    Financial Data Schedule

            99.1  Press release issued August 12, 1999

         b. Reports on Form 8-K

            None.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CORNELL CORRECTIONS, INC.


Date: August 16, 1999          By: /s/ STEVEN W. LOGAN
                                       STEVEN W. LOGAN
                                       Chief Executive Officer and
                                       Acting Chief Financial Officer
                                       (Principal Executive Officer)


Date: August 16, 1999          By: /s/ KEVIN B. KELLY
                                       KEVIN B. KELLY
                                       Chief Accounting Officer and Controller
                                       (Principal Accounting Officer)