Form 10-Q
period 1999-09-30
CORNELL CORRECTIONS INC
filed 1999-11-15
CIK 1016152

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


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

                               Yes [X]   No  [ ]

At October 31, 1999 Registrant had outstanding 9,582,528 shares of its Common Stock.

================================================================================

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CORNELL CORRECTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         SEPTEMBER 30,       DECEMBER 31,
                                                                                             1999                1998
                                                                                        --------------      --------------
                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents ..................................................         $     258           $   2,519
      Accounts receivable, net ...................................................            39,711              27,564
      Deferred tax asset .........................................................             1,209               1,209
      Prepaids and other .........................................................             2,911               2,203
      Restricted assets ..........................................................             2,120               2,613
                                                                                           ---------           ---------
           Total current assets ..................................................            46,209              36,108
PROPERTY AND EQUIPMENT, net ......................................................           179,633             159,219
OTHER ASSETS:
      Intangible assets, net .....................................................             9,444               9,935
      Deferred costs and other ...................................................             5,506               7,433
                                                                                           ---------           ---------
           Total assets ..........................................................         $ 240,792           $ 212,695
                                                                                           =========           =========


       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued liabilities ...................................         $  32,243           $  17,838
      Deferred revenues ..........................................................              --                 1,369
      Note Payable ...............................................................             5,750                --
      Current portion of long-term debt ..........................................              --                    73
                                                                                           ---------           ---------
           Total current liabilities .............................................            37,993              19,280
LONG-TERM DEBT, net of current portion ...........................................           107,000              98,407
DEFERRED TAX LIABILITIES .........................................................               800               2,769
OTHER LONG-TERM LIABILITIES ......................................................               727                 739

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.001 par value, 10,000,000 shares authorized,
        none outstanding .........................................................              --                  --
      Common stock, $.001 par value, 30,000,000 shares authorized, 10,137,528
        and 10,105,916 shares issued and outstanding, respectively ...............                10                  10
      Additional paid-in capital .................................................            90,256              90,038
      Stock option loans .........................................................              (455)               (455)
      Retained earnings ..........................................................             8,460               5,906
      Treasury stock (697,100 shares of common stock, at cost) ...................            (3,999)             (3,999)
                                                                                           ---------           ---------
           Total stockholders' equity ............................................            94,272              91,500
                                                                                           ---------           ---------
           Total liabilities and stockholders' equity ............................         $ 240,792           $ 212,695
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

                            CORNELL CORRECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                                      -------------------------       -------------------------
                                                                         1999            1998           1999            1998
                                                                      ---------       ---------       ---------       ---------
REVENUES .........................................................    $  45,321       $  30,731       $ 127,286       $  86,871
OPERATING EXPENSES ...............................................       35,364          24,675          97,955          70,411
PRE-OPENING AND START-UP EXPENSES ................................          518            --             2,783            --
DEPRECIATION AND AMORTIZATION ....................................        1,440             969           4,398           2,868
GENERAL AND ADMINISTRATIVE EXPENSES ..............................        2,054           1,802           7,404           5,433
                                                                      ---------       ---------       ---------       ---------

INCOME FROM OPERATIONS ...........................................        5,945           3,285          14,746           8,159
INTEREST EXPENSE .................................................        2,186             644           5,657           1,360
INTEREST INCOME ..................................................          (52)            (19)            (91)            (92)
                                                                      ---------       ---------       ---------       ---------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE ......................        3,811           2,660           9,180           6,891
PROVISION FOR INCOME TAXES .......................................        1,524           1,064           3,672           2,756
                                                                      ---------       ---------       ---------       ---------
INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE ................................        2,287           1,596           5,508           4,135
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF RELATED INCOME TAX
   PROVISION OF $1,969 ...........................................         --              --             2,954            --
                                                                      ---------       ---------       ---------       ---------

NET INCOME .......................................................    $   2,287       $   1,596       $   2,554       $   4,135
                                                                      =========       =========       =========       =========

EARNINGS (LOSS) PER SHARE:
      BASIC
        Income before cumulative effect of change
           in accounting principle ...............................    $     .24       $     .17       $     .58       $     .44
        Cumulative effect of change in accounting principle ......         --              --              (.31)           --
                                                                      ---------       ---------       ---------       ---------
        Net income ...............................................    $     .24       $     .17       $     .27       $     .44
                                                                      =========       =========       =========       =========

      DILUTED
        Income before cumulative effect of change
           in accounting principle ...............................    $     .24       $     .16       $     .57       $     .42
        Cumulative effect of change in accounting principle ......         --              --              (.31)           --
                                                                      ---------       ---------       ---------       ---------
        Net income ...............................................    $     .24       $     .16       $     .26       $     .42
                                                                      =========       =========       =========       =========

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
      BASIC ......................................................        9,440           9,533           9,429           9,450
      DILUTED ....................................................        9,650           9,726           9,673           9,897


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                   NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                              ---------------------------
                                                                                                 1999              1998
                                                                                              ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................................................      $   2,554         $   4,135
   Adjustments to reconcile net income to net cash provided by operating activities --
      Cumulative effect of change in accounting principle ..............................          2,954              --
      Depreciation .....................................................................          3,461             1,924
      Amortization .....................................................................            937               944
      Change in assets and liabilities, net of effects from acquisitions:
           Accounts receivable .........................................................        (12,147)           (6,554)
           Restricted assets ...........................................................           (100)             (257)
           Other assets ................................................................         (3,671)           (2,529)
           Accounts payable and accrued liabilities ....................................         14,997             6,364
           Deferred revenues and other liabilities .....................................         (1,381)             (388)
                                                                                              ---------         ---------
      Net cash provided by operating activities ........................................          7,604             3,689
                                                                                              ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ................................................................        (24,352)          (42,060)
   Acquisition of businesses, less cash acquired .......................................           --             (64,805)
                                                                                              ---------         ---------
      Net cash used in investing activities ............................................        (24,352)         (106,865)
                                                                                              ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt ........................................................         19,500           154,154
   Payments on long-term debt ..........................................................        (10,980)          (68,902)
   Proceeds from note payable ..........................................................         27,435              --
   Payments on note payable ............................................................        (21,685)             --
   Proceeds from exercises of stock options ............................................            217               175
   Purchases of treasury stock .........................................................           --                (487)
                                                                                              ---------         ---------
      Net cash provided by financing activities ........................................         14,487            84,940
                                                                                              ---------         ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..............................................         (2,261)          (18,236)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................................          2,519            18,968
                                                                                              ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................................      $     258         $     732
                                                                                              =========         =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid, net of amounts capitalized ...........................................      $   6,452         $   2,125
                                                                                              =========         =========
   Income taxes paid ...................................................................      $   3,092         $   2,044
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

2. ACQUISITION

   On November 12, 1999, the Company acquired certain of the adult and juvenile behavioral health and correctional assets of Interventions, a not-for-profit corporation headquartered in Chicago, Illinois and BHS Consulting Corporation ("BHS"), a for-profit firm that provides management services to Interventions. The assets acquired included more than 30 programs provided throughout Illinois and the real properties of seven facilities. The aggregate purchase price for the transactions was approximately $32.0 million including transaction costs. The Company financed the transactions with borrowings under the Company's $50 million Subordinated Bridge Loan Agreement.

   In June 1999, Cornell announced that it had entered into an agreement to acquire substantially all of the assets of Archway Programs, Inc. and Archway Programs Delaware, Inc. (collectively "Archway"), both not-for-profit corporations based in Camden, New Jersey. Archway operates adolescent, juvenile and adult treatment educational facilities in New Jersey and Delaware. At September 30, 1999, the Company had recorded on its balance sheet a $500,000 note receivable from Archway and approximately $220,000 of deferred acquisition costs. Closing of the Archway transaction is subject to various conditions, including possible renegotiations and receipt of required governmental and other consents. There can be no assurance that the Company will be successful in acquiring Archway.

3. CONSTRUCTION COMMITMENTS

   As of November 12, 1999, the Company had approximately $100.0 million in anticipated unfunded capital requirements for three new correctional facilities and two existing facility expansions.

    The funds for these new facilities, expansions and related furnishings will be expended during the next twelve to eighteen months. The Company has a lease agreement with an unrelated entity that is available to fund up to approximately $11.5 million of these facility investments. The Company believes that the remainder of the commitments discussed above will be funded from (a) the net proceeds of a sale and leaseback transaction of substantially all of the Company's furniture, fixtures and equipment, (b) a potential sale and leaseback transaction of one or more secure institutions, (c) an expansion of the Company's off balance sheet lease financing agreement, and/or (d) other debt or equity financing arrangements.

   As discussed above, current credit facilities do not provide sufficient financing to fund all of the committed construction costs for the announced new facilities and projects under construction. Management believes that the remaining commitments of approximately $89.0 million will be funded through the aforementioned anticipated financing transactions. There is no assurance, however, that any of these planned financing transactions can be consummated. If these contemplated financing transactions are not consummated, the Company would be required to seek alternative, and potentially dilutive, capital funding sources.

4. CREDIT FACILITIES

   As of September 30, 1999, $5.8 million of borrowings were outstanding under the Company's $10.0 million subordinated line of credit ("Subordinated Note"). The Subordinated Note was repaid on October 15, 1999 with proceeds from a $50.0 million Subordinated Bridge Loan Agreement ("Bridge Facility") with a term of 363 days. The Bridge Facility bears interest at LIBOR plus a margin of 6.0% and increases by 0.5% each quarter until repaid. At November 12, 1999, the Company had $40.0 million of borrowings outstanding under the Bridge Facility. At maturity, the lenders have an option to convert the borrowings outstanding under the Bridge Facility into longer term Exchange Notes.

   As of September 30, 1999, the Company had borrowings outstanding under its 1998 Credit Facility of $57.0 million. Under the 1998 Credit Facility, the Company has a $60.0 million revolving line of credit, the availability of which is determined by the Company's projected pro forma cash flow as defined. The 1998 Credit Facility matures in 2003 and bears interest, at the election of the Company, at either the prime rate plus a margin of 0% to 0.5% or a rate which is 1.75% to 2.50% above the applicable LIBOR rate. The 1998 Credit Facility is secured by all of the Company's assets, including the stock of all the Company's subsidiaries, does not permit the payment of cash dividends and requires the Company to comply with certain earnings, net worth and debt service covenants. Additionally, the 1998 Credit Facility provides the Company with the ability to enter into future operating lease agreements that provide for residual value guarantees.

   As of September 30, 1999, the Company had outstanding $50.0 million of Senior Secured Notes ("Senior Notes"). The Senior Notes, which bear interest at a fixed rate of 7.74%, mature on July 15, 2010. Under the Senior Notes purchase agreements, the Company is required to make eight annual principal payments of $6.25 million beginning on July 15, 2003 and comply with certain financial covenants. Earlier payments of principal are allowed subject to certain prepayment provisions. Interest is payable semi annually. The holders of the Senior Notes and the lender under the 1998 Credit Facility have a collateral-sharing agreement whereby both sets of creditors have an equal security interest in all the assets of the Company.

5. EARNINGS PER SHARE

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

6. CHANGE IN ACCOUNTING FOR PRE-OPENING AND START-UP EXPENSES

   The Company adopted Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5") on January 1, 1999, and as a result recorded a cumulative effect of a change in accounting principle of approximately $3.0 million, net of the related income tax provision of approximately $2.0 million. SOP 98-5 required the Company to begin expensing pre-opening and start-up costs as incurred and to expense previously capitalized pre-opening and start-up costs as a cumulative effect of a change in accounting principle effective January 1, 1999.

7. SEGMENT DISCLOSURE

   The Company's three operating divisions are its reportable segments. The secure institutional segment consists of the operation of secure adult incarceration facilities. The juvenile segment consists of providing residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of 10 and 17. The pre-release segment consists of providing pre-release and halfway house programs for adult offenders. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Notes to Consolidated Financial Statements included in the Company's 1998 Annual Report on Form 10-K. Intangible assets are not included in each segment's reportable assets, and the amortization of intangible assets is not included in the determination of a segment's operating income or loss. The Company evaluates divisional performance based on income or loss from operations before general and administrative expenses, incentive bonuses, amortization of intangibles, interest and income taxes.

   The only significant noncash item reported in the respective segments' income or loss from operations is depreciation and amortization (excluding intangibles):

                                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                SEPTEMBER 30,                            SEPTEMBER 30,
                                                        -------------------------------          --------------------------
                                                            1999               1998                 1999            1998
                                                        -----------        ------------          -----------    -----------
Revenues
   Secure institutional..............................   $    19,979        $     12,398          $    55,954    $    36,840
   Juvenile..........................................        17,409              11,798               47,969         34,028
   Pre-release.......................................         7,933               6,535               23,363         16,003
                                                        -----------        ------------          -----------    -----------
Total revenues.......................................   $    45,321        $     30,731          $   127,286    $    86,871
                                                        ===========        ============          ===========    ===========

Income from operations
   Secure institutional..............................   $     4,391        $      3,110          $    12,925    $     8,652
   Juvenile..........................................         2,201               1,024                4,998          3,286
   Pre-release.......................................         1,721               1,341                5,115          2,501
   General and administrative expense................        (2,054)             (1,802)              (7,404)        (5,245)
   Incentive bonuses.................................           (50)               (200)                 (50)          (550)
   Amortization of intangibles.......................          (154)               (117)                (460)          (317)
   Corporate and other...............................          (110)                (71)                (378)          (168)
                                                        -----------        ------------          -----------    -----------
Total income from operations.........................   $     5,945        $      3,285          $    14,746    $     8,159
                                                        ===========        ============          ===========    ===========


                                                        SEPTEMBER 30,       DECEMBER 31,
                                                            1999               1998
                                                        -----------        ------------
Assets
   Secure institutional..............................   $   141,399        $    127,774
   Juvenile..........................................        46,807              37,917
   Pre-release.......................................        32,793              28,815
   Intangible assets, net............................         9,444               9,935
   Corporate and other...............................        10,349               8,254
                                                        -----------        ------------
Total assets.........................................   $   240,792        $    212,695
                                                        ===========        ============

8. MAJOR VENDOR TRANSACTIONS

   The Company utilizes an unrelated privately owned construction company (Construction Contractor) as its preferred contractor for construction projects. The Construction Contractor has received contracts to construct facilities which the Company owns and/or operates totaling approximately $68.5 million, $20.4 million, and $71.0 million during the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997, respectively. Management believes the Company is a substantial customer of the Construction Contractor.

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

9. CHANGE IN DEPRECIATION POLICY

   Effective July 1, 1999, the lease term for the three original Big Spring Complex units was extended from an average of 35 years to 50 years. At this date, management revised its estimated useful lives of the Big Spring Complex and two other secure institutions to 50 years which management believes more closely reflects the useful life of the specific facilities. The effect of this change reduced building depreciation and prepaid facility use amortization by approximately $150,000 for the three months ended September 30, 1999.

10.COMPENSATION ARRANGEMENTS

   The Company and its former Chief Executive Officer ("CEO") have held discussions regarding possible changes in the former CEO's compensation arrangements with the Company. As of November 12, 1999, no agreement had been reached regarding these matters.

11.MOSHANNON VALLEY CORRECTIONAL COMPLEX STOP-WORK ORDER

   In April 1999, the Company was awarded a contract to design, build, own and operate a 1,000 bed prison for the FBOP in Moshannon Valley, Pennsylvania ("Moshannon Valley Correctional Complex") and immediately commenced construction and activation activities. In June 1999, the FBOP issued a Stop-Work Order pending a re-evaluation of their environmental documentation supporting the decision to award the contract. The Stop-Work Order was still in effect on November 12, 1999.

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

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                          1999             1998
                                                                    ---------------   --------------
Offender capacity (end of period):
     Residential ..............................................          11,395            9,135
     Non-residential community-based ..........................           1,668            1,390
       Total ..................................................          13,063           10,525
Contracted offender capacity in operation (end of period) .....           9,667            8,700
Contracted beds in operation (end of period) (1) ..............           8,119            7,310
Average occupancy based on contracted beds in operation (1) (2)            95.6%            93.8%


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

   Cornell is responsible for all facility operating expenses, except for certain debt service and lease payments with respect to facilities for which it has only a management contract (six facilities in operation at September 30, 1999).

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

   Pre-opening and start-up expenses consist primarily of payroll, benefits, training and other operating costs prior to opening a new or expanded facility and during a period of approximately three months of operation while occupancy is ramping up.

   In January 1999, Cornell adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," or SOP 98-5, and recorded a net-of-tax charge of approximately $3.0 million for the cumulative effect of a change in accounting principle. As a result of Cornell's adoption of SOP 98-5, Cornell began to record pre-opening and start-up expenses as incurred.

   General and administrative expenses consist primarily of salaries and related costs of Cornell's corporate and administrative personnel who provide senior management, accounting, finance, human resources, payroll, information systems and other services and costs of business development.

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

                                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                                   ---------------------           ---------------------
                                                                    1999           1998            1999            1998
                                                                   -----           -----           -----           -----
    Revenues ...............................................       100.0%          100.0%          100.0%          100.0%
    Operating expenses .....................................        78.0            80.3            77.0            81.1
    Pre-opening and start-up expenses ......................         1.1             0.0             2.2             0.0
    Depreciation and amortization ..........................         3.2             3.2             3.5             3.3
    General and administrative expenses ....................         4.5             5.8             5.8             6.3
                                                                   -----           -----           -----           -----
    Income from operations .................................        13.2            10.7             11.5             9.3
    Interest expense, net ..................................         4.7             2.0             4.4             1.5
                                                                   -----           -----           -----           -----
    Income before provision for income
       taxes and cumulative effect of change
       in accounting principle .............................         8.5             8.7             7.1             7.8
    Provision for income taxes .............................         3.4             3.5             2.9             3.2
                                                                   -----           -----           -----           -----
    Income before cumulative effect of change
       in accounting principle .............................         5.1%            5.2%            4.2%            4.6%
                                                                   =====           =====           =====           =====

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

   REVENUES. Revenues increased 47.5% to $45.3 million for the three months ended September 30, 1999 from $30.7 million for the three months ended September 30, 1998.

   Secure institutional division revenues increased 61.2% to $20.0 million for the three months ended September 30, 1999 from $12.4 million for the three months ended September 30, 1998 due principally to (a) the opening of the 560 bed expansion unit at the Big Spring Complex in the fourth quarter of 1998, (b) the opening of the 550 initial beds in the D. Ray James Prison in the fourth quarter of 1998 and an additional 450 beds in the second quarter of 1999 and (c) the opening of the 672 bed Santa Fe County Adult Detention Facility in the third quarter of 1998.

   Juvenile division revenues increased 47.6% to $17.4 million for the three months ended September 30, 1999 from $11.8 million for the three months ended September 30, 1998 due to (a) the opening of the Santa Fe County Juvenile Detention Facility late in the third quarter of 1998, (b) increased occupancy at the Cornell Abraxas I and Cornell Abraxas of Ohio facilities due to facility expansions completed in the third quarter of 1998, (c) the opening of the Cornell Abraxas Youth Center in early 1999 and (d) the addition of various new non-residential, day treatment and mental health programs in Pennsylvania. Revenues attributable to start-up operations were approximately $130,000 for the three months ended September 30, 1999.

   Pre-release division revenues increased 21.4% to $7.9 million for the three months ended September 30, 1999 from $6.5 million for the three months ended September 30, 1998 due principally to the operations of five pre-release centers in Alaska acquired from Allvest, Inc. in August 1998. Revenues attributable to start-up operations were approximately $122,000 for the three months ended September 30, 1999 and related to a new facility in Alaska.

   OPERATING EXPENSES. Operating expenses increased 43.3% to $35.4 million for the three months ended September 30, 1999 from $24.7 million for the three months ended September 30, 1998.

   Secure institutional division operating expenses increased 64.8% to $14.5 million for the three months ended September 30, 1999 from $8.8 million for the three months ended September 30, 1998 due principally to the opening of the 560 bed expansion unit at the Big Spring Complex and the 550 initial beds at the D. Ray James Prison in the fourth quarter of 1998. As a percentage of revenues, excluding pre-opening and start-up expenses, secure institutional division operating expenses were 72.7% for the three months ended September 30, 1999 compared to 71.1% for the three months ended September 30, 1998. The slight decline in operating margin for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 was due principally to operating only the first 1,000 of 1,625 beds at the D. Ray James Prison which began operations late in the third quarter of 1998.

   Juvenile division operating expenses increased 38.7% to $14.7 million for the three months ended September 30, 1999 from $10.6 million for the three months ended September 30, 1998. The increase in operating expenses was due to (a) the opening of the Santa Fe County Juvenile Detention Facility in the third quarter of 1998, (b) the opening of the Cornell Abraxas Youth Center in early 1999, (c) increased expenses at the Cornell Abraxas I and Cornell Abraxas of Ohio facilities due to facility expansions completed in the third quarter of 1998 and
(d) the addition of various new non-residential, day treatment and mental health programs in Pennsylvania. As a percentage of revenues, excluding pre-opening and start-up operations, operating expenses were 85.1% for the three months ended September 30, 1999 compared to 90.1% for the three months ended September 30, 1998. The improved operating margin for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 was due principally to improved results from certain expanded residential facilities.

   Pre-release division operating expenses increased 20.0% to $6.0 million for the three months ended September 30, 1999 from $5.0 million for the three months ended September 30, 1998 due principally to the acquisition of five pre-release centers in Alaska from Allvest, Inc. in August 1998. As a percentage of revenues, excluding pre-opening and start-up operations, operating expenses were 77.2% for the three months ended September 30, 1999 compared to 77.0% for the three months ended September 30, 1998.

   PRE-OPENING AND START-UP EXPENSES. Pre-opening and start-up expenses were $518,000 for the three months ended September 30, 1999 and were primarily attributable to the pre-opening and start-up activities of the final 500 beds at the D. Ray James Prison, a new pre-release facility in Alaska and a new residential mental health facility in Pennsylvania.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 48.6% to $1.4 million for the three months ended September 30, 1999 from $1.0 million for the three months ended September 30, 1998 due to (a) depreciation of buildings and equipment acquired in Alaska in August 1998, (b) the opening of the 560 bed expansion unit at the Big Spring Complex in the fourth quarter of 1998, (c) the opening of the first 1,000 beds of the D. Ray James Prison from the fourth quarter of 1998 through the third quarter of 1999 and (d) various facility expansions and related equipment. Effective July 1, 1999, the lease term for the three original Big Spring Complex units was extended from an average of 35 years to 50 years. At this date, management revised its estimated useful lives of the Big Spring Complex and two other secure institutions to 50 years. The effect of this change reduced building depreciation and prepaid facility use amortization by approximately $150,000 for the three months ended September 30, 1999.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 14.0% to $2.1 million for the three months ended September 30, 1999 from $1.8 million for the three months ended September 30, 1998. The increase in general and administrative expenses resulted principally from additional corporate, business development and administrative personnel, overhead and travel to manage the increased business of Cornell and for the development of new contracts.

   INTEREST. Interest expense, net of interest income, increased to $2.1 million for the three months ended September 30, 1999 from $625,000 for the three months ended September 30, 1998 due principally to increased borrowings to finance the acquisition of the Alaskan assets in August 1998 and for the costs of new facilities including the 560 bed Big Spring Complex expansion unit and the completed portions of the D. Ray James Prison. During the three months ended September 30, 1999, Cornell capitalized interest totaling $298,000 that was principally related to costs of certain portions of the D. Ray James Prison under construction.

   INCOME TAXES. For the three months ended September 30, 1999 and 1998, Cornell recognized a provision for income taxes at an estimated effective rate of 40%.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

   REVENUES. Revenues increased 46.5% to $127.3 million for the nine months ended September 30, 1999 from $86.9 million for the nine months ended September 30, 1998.

   Secure institutional division revenues increased 51.9% to $56.0 million for the nine months ended September 30, 1999 from $36.8 million for the nine months ended September 30, 1998 due principally to (a) the opening of the 560 bed expansion unit at the Big Spring Complex in the fourth quarter of 1998, (b) the opening of the 550 initial beds in the D. Ray James Prison in the fourth quarter of 1998 and an additional 450 beds in the second quarter of 1999 and (c) the opening of the 672 bed Santa Fe County Adult Detention Facility in the third quarter of 1998. Revenues attributable to start-up operations were approximately $866,000 for the nine months ended September 30, 1999.

   Juvenile division revenues increased 41.0% to $48.0 million for the nine months ended September 30, 1999 from $34.0 million for the nine months ended September 30, 1998 due to (a) the opening of the Santa Fe County Juvenile Detention Facility in the third quarter of 1998, (b) increased occupancy at the Cornell Abraxas I and Cornell Abraxas of Ohio facilities due to facility expansions completed in the third quarter of 1998, (c) the opening of the Danville Center for Adolescent Females in the second quarter of 1998 and the Cornell Abraxas Youth Center late in the first quarter of 1999, (d) increased occupancy at the Campbell Griffin facility in San Antonio, Texas and (e) the addition of various new programs including two new non-residential mental health programs in Pennsylvania. Revenues attributable to start-up operations were approximately $432,000 for the nine months ended September 30, 1999.

   Pre-release division revenues increased 45.9% to $23.4 million for the nine months ended September 30, 1999 from $16.0 million for the nine months ended September 30, 1998 due principally to the operations of five pre-release centers in Alaska acquired in August 1998. Revenues attributable to start-up operations were approximately $122,000 for the nine months ended September 30, 1999 and related to a new facility in Alaska.

   OPERATING EXPENSES. Operating expenses increased 39.1% to $98.0 million for the nine months ended September 30, 1999 from $70.4 million for the nine months ended September 30, 1998.

   Secure institutional division operating expenses increased 45.3% to $38.8 million for the nine months ended September 30, 1999 from $26.7 million for the nine months ended September 30, 1998 due principally to (a) the opening of the 560 bed expansion unit at the Big Spring Complex, (b) the opening of the 550 initial beds at the D. Ray James Prison in the fourth quarter of 1998 and an additional 450 beds in the second quarter of 1999 and (c) the opening of the 672 bed Santa Fe County Adult Detention Facility in the third quarter of 1998. As a percentage of revenues, excluding start-up operations, secure institutional division operating expenses were 70.4% for the nine months ended September 30, 1999 compared to 72.5% for the nine months ended September 30, 1998. The improved operating margin for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 was due principally to a greater mix of owned versus leased facilities and a reduction to operating expenses of $1.0 million at the Santa Fe County Adult Detention Facility resulting from a cost-sharing agreement with the Company's construction contractor (See Note 8 to the Consolidated Financial Statements).

   Juvenile division operating expenses increased 36.6% to $41.4 million for the nine months ended September 30, 1999 from $30.3 million for the nine months ended September 30, 1998. The increase in operating expenses was due to (a) the Santa Fe County Juvenile Detention Facility which began operations late in the third quarter of 1998, (b) increased occupancy at the Cornell Abraxas I and Cornell Abraxas of Ohio facilities due to facility expansions completed in the third quarter of 1998, (c) the Cornell Abraxas Youth Center which began operations late in the first quarter of 1999 and the Danville Center for Adolescent Females which began operations in the second quarter of 1998, (d) increased occupancy at the Campbell Griffin facility in San Antonio, Texas and
(e) the addition of new programs including two new non-residential mental health programs in Pennsylvania. As a percentage of revenues, excluding pre-opening and start-up operations, operating expenses were 87.4% for the nine months ended September 30, 1999 compared to 89.1% for the nine months ended September 30, 1998. The improved operating margin for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 was due principally to improved results from certain expanded residential facilities.

   Pre-release division operating expenses increased 35.4% to $17.6 million for the nine months ended September 30, 1999 from $13.0 million for the nine months ended September 30, 1998 due principally to the acquisition of five pre-release centers in Alaska in August 1998. As a percentage of revenues, excluding start up operations, operating expenses were 75.8% for the nine months ended September 30, 1999 compared to 81.4% for the nine months ended September 30, 1998. The improved operating margin for the nine months ended September 30, 1999 versus the nine months ended September 30, 1998 was due principally to a greater mix of owned versus leased facilities, including four owned facilities in Alaska.

   PRE-OPENING AND START-UP EXPENSES. Pre-opening and start-up expenses were $2.8 million for the nine months ended September 30, 1999 and were primarily attributable to the pre-opening and start-up activities of the additional 450 beds at the D. Ray James Prison during the second quarter of 1999 and the final 500 beds in the third quarter of 1999, the Cornell Abraxas Youth Center during the first quarter of 1999 and other new juvenile programs in Pennsylvania and a new pre-release facility in Alaska.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 53.3% to $4.4 million for the nine months ended September 30, 1999 from $2.9 million for the nine months ended September 30, 1998 due to (a) depreciation of buildings and equipment acquired in Alaska in August 1998, (b) the opening of the 560 bed expansion unit at the Big Spring Complex in the fourth quarter of 1998, (c) the opening of the first 1,000 beds in the D. Ray James Prison from the fourth quarter of 1998 through the third quarter of 1999 and (d) various facility expansions and related equipment. Effective July 1, 1999, the lease term for the three original Big Spring Complex units was extended from an average of 35 years to 50 years. At this date, management revised its estimated useful lives of the Big Spring Complex and two other secure institutions to 50 years. The effect of this change reduced building depreciation and prepaid facility use amortization by approximately $150,000 for the nine months ended September 30, 1999.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 36.3% to $7.4 million for the nine months ended September 30, 1999 from $5.4 million for the nine months ended September 30, 1998. The increase in general and administrative expenses resulted principally from additional corporate, business development and administrative personnel, overhead and travel to manage the increased business of Cornell and for the development of new contracts. Additionally, there were non-recurring severance, recruiting and relocation expenses incurred during the 1999 period as a result of certain executive and other senior management changes.

   INTEREST. Interest expense, net of interest income, increased to $5.6 million for the nine months ended September 30, 1999 from $1.3 million for the nine months ended September 30, 1998 due principally to increased borrowings to finance the acquisition of the Alaskan assets in August 1998 and for the construction costs of new facilities including the 560 bed Big Spring Complex expansion unit and the completed portions of the D. Ray James Prison. During the nine months ended September 30, 1999, Cornell capitalized interest totaling $1.1 million related principally to costs for construction of the D. Ray James Prison.

   INCOME TAXES. For the nine months ended September 30, 1999 and 1998, Cornell recognized a provision for income taxes at an estimated effective rate of 40%.

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

   CONSTRUCTION COMMITMENTS. As of November 12, 1999, the Company had approximately $100.0 million in anticipated unfunded capital requirements for three new correctional facilities and two existing facility expansions. The funds for these new facilities, expansions and related furnishings will be expended during the next twelve to eighteen months. The Company has a lease agreement with an unrelated entity that is available to fund up to approximately $11.5 million of these facility investments. The Company believes that the remainder of the commitments discussed above will be funded from (a) the net proceeds of a sale and leaseback transaction of substantially all of the Company's furniture, fixtures and equipment, (b) a potential sale and leaseback transaction of one or more secure institutions, (c) an expansion of the Company's off balance sheet lease financing agreement, and/or (d) other debt or equity financing arrangements.

   SHORT-TERM CREDIT FACILITIES. As of September 30, 1999, $5.8 million of borrowings were outstanding under the Company's $10.0 million subordinated line of credit ("Subordinated Note"). The Subordinated Note was repaid on October 15, 1999 with proceeds from a $50.0 million Bridge Facility with a term of 363 days. The Bridge Facility bears interest at LIBOR plus a margin of 6.0% and increases by 0.5% each quarter until repaid. At November 12, 1999, the Company had $40.0 million of borrowings outstanding under the Bridge Facility. At maturity, the lenders have an option to convert the borrowings outstanding under the Bridge Facility into longer term Exchange Notes.

   As discussed above, current credit facilities do not provide sufficient financing to fund all of the committed construction costs for the announced new facilities and projects under construction. Management believes that the remaining commitments of approximately $89.0 million and the repayment of borrowings outstanding under the $50 million Bridge Facility will be funded through the aforementioned anticipated financing transactions. There is no assurance, however, that any of these planned financing transactions can be consummated. If these contemplated financing transactions are not consummated, the Company would be required to seek alternative, and potentially dilutive, capital funding sources.

   LONG-TERM DEBT FACILITIES. In December 1998, Cornell entered into the 1998 Credit Facility with a banking syndicate. The 1998 Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit, the availability of which is determined by Cornell's projected pro forma cash flow. The 1998 Credit Facility matures in March 2003 and bears interest, at the election of Cornell, at either the prime rate plus a margin of up to 0.5% or a rate which is 1.75% to 2.50% above the applicable LIBOR rate. The 1998 Credit Facility is secured by all of Cornell's assets, including the stock of all of Cornell's subsidiaries, does not permit the payment of cash dividends and requires Cornell to comply with certain leverage, net worth and debt service covenants. As of November 12, 1999, Cornell had borrowings outstanding under the 1998 Credit Facility of $60.0 million.

   Cornell has entered into operating lease agreements for the acquisition or development of operating facilities. The lease(s) under this arrangement will have a term of five years, include purchase and renewal options and provide for a substantial residual value guarantee (approximately 85% of the total cost) by Cornell which would be due upon termination of the lease(s). Upon termination of a lease, Cornell could either exercise a purchase option, or the facilities could be sold to a third party. Cornell expects the fair market value of the leased facilities to substantially reduce or eliminate Cornell's payment under the residual value guarantee. At November 12, 1999 there was approximately $11.5 million available under this arrangement.

   As of November 12, 1999, Cornell had outstanding $50 million of Senior Notes. The Senior Notes bear interest at a fixed rate of 7.74% and mature on July 15, 2010. Under the Senior Notes purchase agreements, Cornell is required to make eight annual principal payments of $6.25 million beginning on July 15, 2003 and comply with certain financial covenants. Earlier payments of principal are allowed subject to certain prepayment provisions. Interest is payable semi-annually. The holders of the Senior Notes and the lenders under the 1998 Credit Facility have a collateral-sharing agreement whereby both sets of creditors have an equal security interest in all of the assets of Cornell.

   CAPITAL EXPENDITURES. Capital expenditures for the nine months ended September 30, 1999 were $24.3 million and related principally to (a) construction of the 1,625 bed D. Ray James Prison, (b) construction for the 722 bed expansions at the Big Spring Complex, (c) the purchase of the Parkview Center and an additional building for future development, both in Anchorage, Alaska, (d) leasehold improvements at the Cornell Abraxas Youth Center and (e) various hardware and software for information systems upgrades. Cornell has incurred approximately $4.0 million during 1999 for its management information systems upgrades. An estimated additional $1.5 million is expected to be incurred in the next three months to improve Cornell's internal hardware and software systems.

   NEW FACILITIES AND PROJECTS UNDER CONSTRUCTION. In April 1999, the Company was awarded a contract to design, build, own and operate a 1,000 bed prison for the FBOP in Moshannon Valley, Pennsylvania ("Moshannon Valley Correctional Complex") and immediately commenced construction and activation activities. In June 1999, the FBOP issued a Stop-Work Order pending a re-evaluation of their environmental documentation supporting the decision to award the contract. The Stop-Work Order was still in effect on November 12, 1999.

   In June 1999, the Company was selected by the State of Utah to design, build, own and operate a 500 bed prison. The Company is currently involved in contract negotiations for this project.

   The estimated unfunded cost for these two projects is included in the construction commitments discussed above.

YEAR 2000 ISSUES

   Cornell continues to identify, evaluate and implement modifications to its business systems in order to achieve Year 2000 date conversion compliance. Cornell's business systems are comprised of third-party vendor systems and certain internally developed systems that vary greatly in size, complexity and technical architecture. As a part of Cornell's ongoing business plan, Cornell continues to install new applications and upgrade existing ones in order to bring applications for its various locations into compliance. The majority of information technology systems readiness efforts and critical-systems testing were completed by the middle of 1999. Most systems have been completed with minor system updates to be completed in December 1999. Cornell is in the process of receiving responses from third-party software vendors. Preliminary indications are that they will be Year 2000 ready and will provide updated software on a timely basis.

   The majority of the non-information technology, or non-IT, systems were inventoried during the second quarter of 1999. All non-IT systems are scheduled to be ready by the end of the third quarter of 1999, with minor exceptions. Normal maintenance schedules have allowed Cornell to complete most readiness efforts.
The remainder will be completed in December 1999.

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

   Cornell is currently implementing a broad information systems upgrade. In connection with such upgrades, Cornell has upgraded certain hardware and software systems to ensure Year 2000 compliance at an estimated aggregate cost of $1.8 million.

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

   Cornell has localized contingency plans already in place and has developed a corporate-wide contingency plan format. This format includes a template and other guidelines to help develop a plan that will cover the Year 2000 areas of concern. Most plans have been completed and tested. The remainder, when practicable, will be completed in December 1999.

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

   Cornell's exposure to changes in interest rates primarily results from its credit facilities with both fixed and floating interest rates. Cornell's debt with fixed interest rates consists of the Senior Notes. Cornell's debt with variable interest is its revolving line of credit. At September 30, 1999, approximately 55.7% ($62.8 million) of the Company's outstanding borrowings was subject to variable interest rates. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $505,000 for the nine months ended September 30, 1999. At September 30, 1999, the fair value of Cornell's fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

FORWARD LOOKING STATEMENT DISCLAIMER

   This quarterly report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of Cornell Corrections, Inc. and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, (i) risks associated with acquisitions and the integration thereof (including the ability to achieve administrative and operating cost savings and anticipated synergies), (ii) the timing and costs of expansions of existing facilities, (iii) changes in governmental policy to eliminate or discourage the privatization of correctional, detention and pre-release services in the United States, (iv) availability of debt and equity financing on terms that are favorable to the Company, and (v) fluctuations in operating results because of occupancy, competition (including competition from two competitors that are substantially larger than the Company), and risks of operations.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   The Company currently and from time to time is subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries or for wrongful restriction of, or interference with, offender privileges. In the opinion of management of the Company, the outcome of the proceedings to which the Company is currently a party will not have a material adverse effect upon the Company's operations or financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

            10.1 Subordinated Bridge Loan Agreement by and between the Company and ING dated October 14, 1999.

            10.2 Asset Purchase Agreement by and among the Company and Interventions and IDDRS Foundation dated May 10, 1999.

            10.3 Extension of Asset Purchase Agreement by and among the Company and Interventions and IDDRS Foundation dated September 30, 1999.

            10.4 Asset Purchase Agreement by and among BHS Consulting Corp., its Shareholders and the Company dated May 10, 1999.

            10.5 Extension of Asset Purchase Agreement by and among BHS Consulting Corp., its Shareholders and the Company dated September 30, 1999.

            10.6 Amendment to Asset Purchase Agreement by and among BHS Consulting Corp., its Shareholders and the Company dated November 12, 1999.

            11    Statement Re: Computation of Per Share Earnings

            27    Financial Data Schedule

         b. Reports on Form 8-K

            None.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     CORNELL CORRECTIONS, INC.


Date: November 15, 1999              By: /s/ STEVEN W. LOGAN
                                             STEVEN W. LOGAN
                                             Chief Executive Officer and
                                             President
                                             (Principal Executive Officer)


Date: November 15, 1999              By: /s/ JOHN L. HENDRIX
                                             JOHN L. HENDRIX
                                             Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)