Form 10-K
period 1999-12-31
CORNELL CORRECTIONS INC
filed 2000-03-30
CIK 1016152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 1999           COMMISSION FILE NUMBER 1-14472

                            CORNELL CORRECTIONS, INC.
                       -----------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                       76-0433642
--------------------------------                       ----------------
  (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

1700 WEST LOOP SOUTH, SUITE 1500, HOUSTON, TEXAS            77027
------------------------------------------------       ---------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (713) 623-0790

           SECURITIES REGISTERED PURSUANT TO SECTION 12(d) OF THE ACT:

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

   At February 29, 2000, Registrant had outstanding 9,582,528 shares of its common stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $73,343,000 based on the closing price of $8.13 per share as reported on the New York Stock Exchange. For purposes of the foregoing calculation, all directors and officers of the Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or officers is an affiliate.

                       Documents Incorporated by Reference

Portions of the Proxy Statement for 2000 Annual Meeting of Stockholders.      Part III

                                     PART I

ITEM 1.       BUSINESS

     Cornell Corrections, Inc. (the "Company" or "Cornell Companies") is one of the leading providers of privatized correctional, detention, pre-release, and treatment services in the United States based on total service capacity. Service capacity is comprised of the beds available for service in residential facilities and the average program capacity of non-residential community-based facilities. The Company is the successor to entities that began developing secure institutional correctional and detention facilities in 1984, pre-release correctional and treatment facilities in 1974 and juvenile facilities in 1973. The Company has significantly expanded its operations through acquisitions and internal growth and is currently operating facilities in 13 states and the District of Columbia. As of December 31, 1999, the Company had contracts to operate 72 facilities with a total service capacity of 14,845. The Company's residential facilities have a total service capacity of 12,317 beds, with 49 facilities currently in operation.

     Cornell Companies provides integrated facility development, design, construction and operational services to governmental agencies within three operating divisions: (i) secure institutional correctional and detention services; (ii) juvenile treatment, educational and detention services and (iii) pre-release correctional and treatment services. Secure institutional correctional and detention services consist primarily of the operation of secure adult incarceration facilities. Juvenile services consist of providing residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of 10 and 17 who have either been adjudicated or suffer from behavioral problems. Pre-release correctional and treatment services primarily consist of providing pre-release and halfway house programs for adults who are either on probation or serving the last three to six months of their sentences on parole and preparing for re-entry into society and other adult treatment programs. At the secure institutional correctional and detention facilities, the Company generally provides maximum and medium security incarceration and minimum security residential services, institutional food services, certain transportation services, general education programs (such as high school equivalency and English as a second language programs), health care (including medical, dental and psychiatric services), work and recreational programs and chemical dependency and substance abuse programs. Juvenile services provided by the Company include counseling, wilderness programs, medical services, substance abuse treatment and accredited educational programs tailored to meet the special needs of juveniles. Additional services provided by the Company's pre-release division typically include life skills and employment training, job placement assistance and substance abuse treatment in both residential and non-residential facilities. The Company derives substantially all its revenues from operating correctional, detention, pre-release and treatment facilities for federal, state and local governmental agencies in the United States.

     For the years ended December 31, 1999, 1998 and 1997, 19.8%, 20.1% and 31.4%, respectively, of the Company's consolidated revenues were derived from contracts with the Federal Bureau of Prisons ("FBOP").

HISTORY OF ACQUISITIONS

     Since 1994, Cornell Companies has completed eight acquisitions.

     In November 1999, the Company acquired substantially all of the adult and juvenile treatment, educational and correctional assets of Interventions, a not-for-profit corporation headquartered in Chicago, Illinois, and certain assets of BHS Consulting Corporation, a for-profit firm that provided management services to Interventions (collectively, "Interventions-Illinois"). The Company paid an aggregate purchase price of approximately $31.8 million including transaction costs. The acquisition included more than 30 programs operated within 13 facilities throughout Illinois serving a daily population of approximately 1,880 adults and juveniles, and the real properties of seven facilities.

     In August 1998, the Company acquired substantially all of the Alaskan assets of Allvest, Inc. ("Allvest"), a privately held company based in Anchorage, Alaska. The Allvest acquisition included the operations of five pre-release facilities with an aggregate capacity of 540 beds in Anchorage, Fairbanks and Bethel, Alaska, the real properties of three of the five facilities and assignments of contracts with the Alaska Department of Corrections. The aggregate purchase price for the acquisition was approximately $21.3 million.

     In January 1998, the Company purchased the Great Plains Correctional Facility, an existing 812 bed medium security prison located in Hinton, Oklahoma, for approximately $43.8 million. The purchase included an additional 20 adjacent acres of land for potential future expansion of the facility. In December 1999, the Company transferred ownership of the Great Plains Correctional Facility to the Hinton Economic Development Authority ("HEDA") and retained a 75 year leasehold interest in the facility.

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

     In January 1997, the Company acquired substantially all of the assets of Interventions Co. ("Interventions-Texas") for an aggregate purchase price of $6.0 million. The acquisition included the operation of the Dallas County Judicial Center, a 300 bed adult residential pre-release facility in Dallas, Texas and the Griffin Juvenile Facility, a 150 bed capacity residential transitional living center for juveniles in San Antonio, Texas.

     In July 1996, the Company acquired substantially all the assets of MidTex Detentions, Inc. ("MidTex"), the operator of secure institutional facilities in Big Spring, Texas (the "Big Spring Complex"), for an aggregate purchase price of approximately $23.2 million. The City of Big Spring has an Intergovernmental Agreement (the "IGA") with the FBOP to house offenders at the Big Spring Complex. As part of the acquisition, MidTex assigned to the Company its rights under an operating agreement with the City of Big Spring (the "Big Spring Operating Agreement") to manage the Big Spring Complex. The Big Spring Operating Agreement has a lease term through 2047. The IGA has an indefinite term, although it may be terminated or modified by the FBOP upon 90 days written notice.

     In May 1996, the Company acquired a 310 bed pre-release facility located in Houston, Texas (the "Reid Community Correctional Center"), for approximately $2.0 million. Included in the acquisition was the real and personal property and the assignment of the Reid Community Correctional Center's contract with the Texas Department of Criminal Justice ("TDCJ").

     In March 1994, the Company acquired Eclectic Communications, Inc. ("Eclectic"), the operator of 11 privatized secure institutional and pre-release facilities in California with an aggregate offender capacity of 979 beds. Consideration for the acquisition of Eclectic was $10.0 million.

INDUSTRY AND MARKET

     In the United States, there has been a growing trend toward privatization of government services and functions, including correctional and detention services, as governments of all types face continuing pressure to control costs and improve the quality of services. Since December 1989, the service capacity of privately managed adult secure institutional correctional and detention facilities in operation or under construction has increased from 10,973 beds to a capacity of 144,455 beds as of November 1999, representing a compound annual growth rate in beds of 29%.

     The United States leads the world in private prison management contracts. At December 31, 1998, there were private adult secure institutional correctional and detention facilities in operation or under construction in 30 states, the District of Columbia and Puerto Rico. According to reports issued by the United States Department of Justice, Bureau of Justice Statistics (the "BJS"), the number of adult offenders housed in United States federal and state prison facilities and in local jails increased from 742,579 at December 31, 1985 to 1,825,400 at December 31, 1998. Management believes that the increase in the demand for privatized adult secure institutional correctional and detention facilities is also a result, in large part, of the general shortage of beds available in United States adult secure institutional correctional and detention facilities.

     Prison population growth is driven by several factors including:

     o INCREASES IN DRUG-RELATED CRIMES. While reported occurrences and arrests for non-drug crimes have declined in recent years, the number of annual arrests for drug-related offenses has increased from approximately 1.1 million in 1990 to 1.6 million in 1998, representing a compound annual growth rate of 4.6%. Furthermore, the number of jail inmates held for drug-related offenses has grown substantially, accounting for 72% of the increase in the total inmate population from 1986 to 1997.

     o INCREASING PROSECUTION AND IMPRISONMENT RATES; STRICTER SENTENCING AND LONGER INCARCERATION. Federal prosecution, conviction and incarceration rates have been rising steadily. In addition, the Sentencing Reform Act of 1984 took effect in 1987 and established federal sentencing guidelines that (1) require a prison term for many offenses for which probation had previously been imposed, (2) require longer sentences for certain offenses, (3) eliminate parole in certain circumstances and (4) reduce the amount of good conduct time federal offenders can earn.

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

     The growth in the juvenile correction system population has been driven by the following trends:

     o INCREASING JUVENILE CRIME RATES. BJS studies demonstrate that juveniles have represented a disproportionately high portion of crime and arrest rates, particularly with regard to drug arrests.

     o RAPID INCREASES IN JUVENILE POPULATION. In 1995, the National Center for Policy Analysis projected that the 1995 population of 14-17 year olds, which accounts for two-thirds of all juvenile crimes, would rise by 23% by the year 2005.

     o INCREASE IN "AT-RISK" JUVENILE POPULATION. Numerous government and academic studies have shown that certain socio-economic characteristics increase the probability of a juvenile becoming delinquent. Current and projected trends associated with these characteristics point to a likely increase in juvenile delinquency.

         - A Growing Number of Children Living in Single-Parent Families. In 1998, 28% of children lived in single parent families, compared to 23% in 1980 and only 10% in 1970.

         - Growing Juvenile Poverty Rates. In 1997, 14.1 million juveniles lived in poverty, representing an increase of 42% over the number of juveniles living in poverty in 1978. In addition, in 1997, the proportion of those under age 18 who lived below the poverty level was almost double the poverty rate of adults.

     The juvenile corrections industry is fragmented with several thousand providers across the country, most of which are small and operate in a specific geographic area.

     Pre-release correctional and treatment programs have experienced significant growth, driven by an increased focus on rehabilitation and reintegration into society and by the recognition of the fact that preparation of inmates returning to society reduces recidivism rates. The pre-release area primarily comprises individuals who have been granted parole, sentenced to probation or require substance abuse or mental health treatment.

     Probationers (individuals sentenced for an offense without incarceration) and parolees (individuals released prior to the completion of their sentence) are typically placed in pre-release settings. These individuals typically spend three to six months in halfway houses until they are prepared to re-enter society.

     A portion of the growth of the pre-release segment is driven by the overall growth of the adult prison population, as well as the release rate. Despite the decreasing trend in violent crimes across the nation and an increase in incarceration rates, there are still significant numbers of prisoners released from prison, either conditionally or unconditionally, each year. According to the BJS studies, the number of individuals released from state and federal prison facilities increased in excess of 20% from 1990 to 1997, from 431,753 to 521,808. Approximately 78%, or 369,808 prisoners, were conditionally released (i.e., parole, probation, supervised mandatory release). Prisoners released under a supervised mandatory release program comprised nearly 38% of all prisoners released and 48% of all conditionally released prisoners. The probation and parole populations represent approximately 71% of the total number of adults under correctional supervision in the United States.

     The demand for substance abuse and mental health treatment services is based on the availability of services for alcohol and drug abusers. The federal Substance Abuse and Mental Health Services Administration ("SAMHSA") estimates that there are three to five million individuals who use and abuse alcohol and other drugs and who significantly impact the utilization of and the cost to the health care, adult and juvenile justice, welfare, child welfare and other publicly funded systems. However, only 1.8 million individuals can currently be served through the existing publicly funded treatment system. An August 1999 SAMHSA survey indicates increases in substance abuse for many of the client populations served by the Company. Demand for private treatment services has traditionally been, and continues to be, driven by governmental departments of corrections, health, human services, and children and family services recognition of the need to provide substance abuse treatment to individuals and families in their care.

     The pre-release correctional and treatment services industry is extremely fragmented with several thousand providers across the country, most of which are small and operate in a specific geographic area.

OPERATING DIVISIONS

     SECURE INSTITUTIONAL CORRECTIONAL AND DETENTION SERVICES. At December 31, 1999, the Company operated or had under development nine facilities with a total service capacity of 7,940 beds that provide secure institutional correctional and detention services for incarcerated adults. For a listing of facility locations, see "Facilities."

     The Company operates the Big Spring Complex pursuant to the Big Spring Operating Agreement between the Company and the City of Big Spring. The City of Big Spring in turn is a party to the IGA with the FBOP for an indefinite term with respect to the facilities. The Immigration and Naturalization Service (the "INS") and the United States Marshal Services ("USMS") also use the Big Spring Complex. Offenders include detainees held by the INS, adjudicated offenders held by the INS who will be deported after serving their sentences and adjudicated offenders held for the FBOP. The Big Spring Complex is equipped with an interactive satellite link to INS courtroom facilities and judges which allows for processing of a high volume of INS detainees while reducing the time, effort and expense incurred in transporting offenders to offsite courtrooms. The Company completed a 560 bed expansion at the Big Spring Complex in the fourth quarter of 1998 and additional expansions totaling 722 beds during the fourth quarter of 1999 and the first quarter of 2000. Total service capacity, after expansions, is 2,568 beds.

     The Great Plains Correctional Facility is an 812 bed medium security prison located in Hinton, Oklahoma. The prison is operated pursuant to a one-year contract with nine one-year renewal options between the Oklahoma Department of Corrections and HEDA; HEDA in turn subcontracts the daily operations of the prison to the Company. The Company assumed complete operation of Great Plains Correctional Facility in July 1998. The Company has a 30-year operating contract with four five-year renewals with HEDA.

     The D. Ray James Prison began operations with 550 beds during the fourth quarter of 1998 and houses offenders from the State of Georgia. The Company completed a 450 bed expansion in the first quarter of 1999 and a 550 bed expansion during the fourth quarter of 1999.

     The Santa Fe County Adult Detention Facility is a 661 bed adult detention facility that houses offenders from Santa Fe County and various surrounding counties. Construction of this facility was completed in July 1998. Prior to construction of the new facility, the Company operated a 240 bed facility which housed 200 adult and 40 juvenile offenders. The 240 bed facility was renovated to house 129 juveniles exclusively.

     The Wyatt Detention Facility in Central Falls opened in 1993 and primarily houses federal offenders awaiting adjudication under federal criminal charges.

     The Leo Chesney Community Correctional Facility (for females) and the Baker Community Correctional Facility (for males) are both in California and house offenders sentenced by the State of California, most of whom are non-violent offenders with sentences of up to two years.

     In April 1999, the Company was awarded a contract to design, build and operate a 1,095 bed prison for the FBOP in Moshannon Valley, Pennsylvania ("Moshannon Valley Correctional Center") and immediately commenced construction and activation activities. In June 1999, the FBOP issued a Stop-Work Order pending a re-evaluation of their environmental documentation supporting the decision to award the contract. The environmental study was completed with a finding of no significant impact. While the Stop-Work Order is still in effect, management believes it will be lifted and construction will be resumed in the near-term. In September 1999 the Company received correspondence from the Office of the Attorney General of the Commonwealth of Pennsylvania indicating its belief that the operation of a private prison in Pennsylvania is unlawful. The Company has had, and continues to have, discussions with the Attorney General's staff regarding these issues.

     In June 1999, the Company was selected by the State of Utah to design, build and operate a 490 bed prison ("Timpie Valley Correctional Facility"). The Company is currently involved in contract negotiations for the project.

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

     JUVENILE TREATMENT, EDUCATIONAL AND DETENTION SERVICES. Under the names "Cornell Abraxas" and "Cornell Interventions," the Company offers programs to meet the multiple needs of troubled juveniles. At December 31, 1999, the Company operated or had contracts to operate 19 residential facilities and 18 non-residential community-based programs serving an aggregate capacity of approximately 3,209 youths. For a listing of facility locations, see "Facilities." Juvenile correctional and detention services consist primarily of treatment programs for offenders that are designed to lead to rehabilitation while providing public safety and holding offenders accountable for their decisions and behavior. The Company operates primarily within a restorative justice model. The basic philosophy is that merely serving time in an institution does not relieve juvenile offenders of the obligation to repay their victims and that incarceration alone does not compensate for the societal impact of crimes. The use of a balanced approach gives equal emphasis to accountability, competency development and community protection.

     The 160 bed Salt Lake Valley Juvenile Detention Facility in Salt Lake City, Utah includes an interactive satellite link to juvenile courtroom facilities and judges, which allows for processing of a high number of juvenile detainees while reducing the time, effort and expense incurred in transporting detainees to offsite courtrooms.

     The Santa Fe County Juvenile Detention Facility in Santa Fe, New Mexico is a 129 bed facility that houses juvenile offenders for Santa Fe County and various surrounding counties. The facility, which was previously a 240 bed facility that housed 200 adults and 40 juveniles, was renovated in 1999 to house juveniles exclusively.

     The Griffin Juvenile Facility is a 170 bed capacity transitional living center for juveniles located in San Antonio, Texas. The Company currently has contracts for the housing of adjudicated and certain homeless non-adjudicated juveniles.

     Generally, Cornell Abraxas and Cornell Interventions programs include education, individual and group counseling, social skills training, physical training, community service and substance abuse treatment. The educational schools within Cornell Abraxas are accredited, whereby graduating juveniles are eligible to receive a full high school diploma as an alternative to the traditional General Educational Development ("G.E.D.") certificate.

     The three largest facilities operated by Cornell Abraxas include: (i) the Cornell Abraxas I program ("A-1"); (ii) the Leadership Development Program (the "LDP") and (iii) Cornell Abraxas of Ohio. A-1's campus is situated on approximately 100 acres with an aggregate service capacity of 248 beds. Located in the Allegheny National Forest, A-1 operates as an open residential facility for the treatment of delinquent and/or dependent males who have substance abuse problems and/or were involved in the sale of a controlled substance. A-1 also operates a licensed school which offers a full range of educational services and interscholastic sports programs. While at A-1, juvenile offenders may earn a high school diploma, pursue vocational tracks or receive G.E.D. instruction and testing. The LDP is conducted on property leased by the Company, located on approximately 3.5 acres in South Mountain, Pennsylvania. The LDP is a 15-week residential treatment program with a wilderness component. The program includes group counseling, substance abuse treatment and licensed educational programs. Cornell Abraxas of Ohio's facility is located on approximately 80 acres in north central Ohio and has a service capacity of 108 beds. This residential program offers a comprehensive substance abuse treatment and education program for males. Individuals participate in intensive group curriculum which includes a wide variety of topics such as: stages of denial, self-help tools for recovery, goal setting, values, beliefs and morals, relapse process and prevention and sex education. Individuals may earn a high school diploma, pursue vocational tracks or receive G.E.D. instruction and testing.

     The Company is in the process of constructing the 214 bed New Morgan Academy in southeastern Pennsylvania. The New Morgan Academy, located in New Morgan, Pennsylvania, is expected to open in the fourth quarter of 2000 and is designed to address the need for juvenile secure residential programs with a particular emphasis on specialized treatment services and special needs populations.

     Cornell Interventions operates various therapeutic community substance abuse treatment programs for juveniles. The DuPage Adolescent Center is one such program and was the first Cornell Interventions program to be accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") in 1994. Cornell Interventions also operates the Residential School and Maple Creek Home, both treatment facilities for youth with severe emotional and behavioral problems. Key features of both programs include a strong educational program and 24-hour care, including availability of nursing staff and psychiatric consultation. The non-residential community-based programs transition juvenile offenders from residential placement back to their home communities. The Company provides in-home counseling and intensive case management services while integrating an array of community resources into a comprehensive plan. This dual role of service provider and intermediary serves to bridge the gap between residential facilities and the community. The Company utilizes therapists and consulting psychologists in its multi-level treatment programs.

     PRE-RELEASE CORRECTIONAL AND TREATMENT SERVICES. At December 31, 1999, the Company operated or had contracts to operate 21 residential facilities and 5 non-residential community based programs with an aggregate service capacity of 3,696 that provide pre-release correctional and treatment services. For a listing of facility locations, see "Facilities."

     At its pre-release facilities, the Company typically provides minimum security residential services, institutional food services, general education programs, life skills and employment training, job placement assistance and chemical dependency and substance abuse counseling.

     Cornell Interventions' Southwood facility is primarily an inpatient/residential substance abuse treatment facility. The variety of programs at Southwood are based on behavior modification and a team approach to treatment and case management. The Southwood facility is also accredited by JCAHO. At its Northside Clinic, Cornell Interventions provides outpatient methadone maintenance treatment to adults addicted to opioids such as heroin. This method of treatment has been shown in recent studies to improve life functioning and decrease criminal behavior and drug use practices.

FACILITIES

     As of December 31, 1999, the Company operated 69 facilities and had 3 facilities under development or construction. The facilities currently under development or construction are the Timpie Valley Correctional Center, the Moshannon Valley Correctional Center and the New Morgan Academy. In addition to providing management services, the Company has been involved in the development, design and/or construction of many of these facilities. The following table summarizes certain additional information with respect to facilities under operation or development by the Company as of December 31, 1999:

                                                                                           COMPANY
                                                            TOTAL           INITIAL         OWNED/
                                                           SERVICE         CONTRACT        LEASED OR
         FACILITY NAME AND LOCATION                      CAPACITY(1)        DATE(2)       MANAGED(3)
--------------------------------------------             -----------        -------       ----------
SECURE INSTITUTIONAL CORRECTIONAL
AND DETENTION FACILITIES:

Baker Community Correctional Facility.............           262             1987           Leased
   Baker, California
Big Spring Complex................................          2,568             (4)       Owned/Leased(5)
   Big Spring, Texas
D. Ray James Prison...............................          1,550            1998            Owned
   Charlton County, Georgia
Great Plains Correctional Facility................           812              (6)         Leased (7)
   Hinton, Oklahoma
Leo Chesney Community Correctional
   Facility.......................................           200             1988           Leased
   Live Oak, California
Moshannon Valley Correctional Center..............          1,095            1999           Leased
   Philipsburg, Pennsylvania
Santa Fe County Adult Detention Facility..........           661             1997           Managed
   Santa Fe, New Mexico (8)
Timpie Valley Correctional Facility...............           490              (9)             (9)
   Grantsville, Utah
Wyatt Detention Facility..........................           302             1992           Managed
   Central Falls, Rhode Island

JUVENILE TREATMENT, EDUCATIONAL AND DETENTION FACILITIES:
RESIDENTIAL FACILITIES:

City Girls Program................................           16              (10)           Leased
   Ashland, Illinois
Contact...........................................           47              (10)            Owned
   Wauconda, Illinois
Cornell Abraxas I.................................           248             1973            Owned
   Marienville, Pennsylvania
Cornell Abraxas II................................           23              1974            Owned
   Erie, Pennsylvania
Cornell Abraxas III...............................           22              1975            Owned
   Pittsburgh, Pennsylvania
Cornell Abraxas Center for Adolescent
   Females........................................           46              1989            Owned
   Pittsburgh, Pennsylvania

                                                                   (TABLE CONTINUED ON FOLLOWING PAGE)

                                                                                           COMPANY
                                                            TOTAL           INITIAL         OWNED/
                                                           SERVICE         CONTRACT        LEASED OR
         FACILITY NAME AND LOCATION                      CAPACITY(1)        DATE(2)       MANAGED(3)
--------------------------------------------             -----------        -------       ----------
JUVENILE RESIDENTIAL FACILITIES: (CONTINUED)

Cornell Abraxas of Ohio...........................           108             1993            Owned
   Shelby, Ohio
Cornell Abraxas Youth Center......................           92              1999           Leased
   South Mountain, Pennsylvania
Danville Center for Adolescent Females............           64              1998           Managed
   Danville, Pennsylvania
DuPage Adolescent Center..........................           34              (10)            Owned
   Hinsdale, Illinois
Erie Residential Behavioral Health................           16              1999           Leased
   Erie, Pennsylvania
Griffin Juvenile Facility.........................           170             1996            Owned
   San Antonio, Texas
Leadership Development Program....................           120             1994           Leased
   South Mountain, Pennsylvania
New Morgan Academy................................           214             (11)           Leased
   New Morgan, Pennsylvania
Psychosocial Rehabilitation Unit..................           13              1994            Owned
   Erie, Pennsylvania
Residential School................................           30              (10)            Owned
   Matteson, Illinois
Salt Lake Valley Juvenile Detention Facility......           160             1996           Managed
   Salt Lake City, Utah
Santa Fe County Juvenile Detention Facility.......           129             1997           Managed
   Santa Fe, New Mexico (8)
South Mountain Secure Residential
   Treatment Unit.................................           52              1997           Managed
   South Mountain, Pennsylvania

JUVENILE NON-RESIDENTIAL COMMUNITY-BASED CENTERS:

Adams County Mental Health........................           34              1998           Leased
   Oxford, Pennsylvania
Cornell Abraxas Parenting Academy.................           36              1999           Leased
   Harrisburg, Pennsylvania
Cornell Abraxas Student Academy...................           110             1996           Leased
   Harrisburg, Pennsylvania
Day Treatment Program.............................           58              1996           Leased
   Harrisburg, Pennsylvania
Delaware Community Programs.......................           33              1994           Leased
   Milford, Delaware
Erie Behavioral Health Services...................           36              1997           Leased
   Erie, Pennsylvania
Illinois Youth Center - St. Charles...............            3              (10)           Managed
   St. Charles, Illinois

                                                                   (TABLE CONTINUED ON FOLLOWING PAGE)

                                                                                           COMPANY
                                                            TOTAL           INITIAL         OWNED/
                                                           SERVICE         CONTRACT        LEASED OR
         FACILITY NAME AND LOCATION                      CAPACITY(1)        DATE(2)       MANAGED(3)
--------------------------------------------             -----------        -------       ----------
JUVENILE NON-RESIDENTIAL COMMUNITY-BASED CENTERS: (CONTINUED)

Juvenile Field Services...........................           110               (10)         Managed
   Chicago, Illinois
Kline Plaza.......................................           251               1996         Leased
   Harrisburg, Pennsylvania
Lehigh Valley Community Programs..................           31                1992         Leased
   Lehigh Valley, Pennsylvania
Lycoming/Clinton County Behavioral
   Health Services................................           30                1998         Leased
   Williamsport, Pennsylvania
Maple Creek Home..................................            8                (10)          Owned
   Matteson, Illinois
Non-Residential Care - West.......................           25                (10)         Leased
   Pittsburgh, Pennsylvania
Harrisburg........................................           91                1999         Leased
   Harrisburg, Pennsylvania
Philadelphia Community Programs...................           60                1992          Owned
   Philadelphia, Pennsylvania
Supervised Home Services/Home Detention...........           64                1993         Leased
   District of Columbia
Workbridge Allegheny..............................           475               1994         Leased
   Pittsburgh, Pennsylvania
Workbridge Philadelphia...........................           150               1998         Leased
   Philadelphia, Pennsylvania

PRE-RELEASE RESIDENTIAL CORRECTIONAL AND
TREATMENT FACILITIES:

Bolingbrook.......................................           111               (10)         Leased
   Bolingbrook, Illinois
Cordova Center....................................           192               1985          Owned
   Anchorage, Alaska
Dallas County Judicial Center.....................           300               1991         Leased
   Wilmer, Texas
Durham Center.....................................           75                1996         Leased
   Durham, North Carolina
El Monte Center...................................           55                1993         Leased
   El Monte, California
Inglewood Men's Center............................           50                1982         Leased
   Inglewood, California
Leidel Community Correctional Center..............           150               1996          Owned
   Houston, Texas
Marvin Gardens Center.............................           42                1981         Leased
   Los Angeles, California
Midtown Center....................................           32                1998          Owned
   Anchorage, Alaska

                                                                   (TABLE CONTINUED ON FOLLOWING PAGE)

                                                                                           COMPANY
                                                            TOTAL           INITIAL         OWNED/
                                                           SERVICE         CONTRACT        LEASED OR
         FACILITY NAME AND LOCATION                      CAPACITY(1)        DATE(2)       MANAGED(3)
--------------------------------------------             -----------        -------       ----------
PRE-RELEASE RESIDENTIAL CORRECTIONAL AND
TREATMENT FACILITIES: (CONTINUED)

Northstar Center..................................           105               1990        Leased
   Fairbanks, Alaska
Oakland Center....................................           61                1981        Leased
   Oakland, California
Parkview Center...................................           112               1993         Owned
   Anchorage, Alaska
Reid Community Correctional Center................           310               1996         Owned
   Houston, Texas
Salt Lake City Center.............................           58                1995        Leased
   Salt Lake City, Utah
San Diego Center..................................           131               1984        Leased
   San Diego, California
Santa Barbara Center..............................           25                1996        Leased
   Santa Barbara, California
Seaside Center....................................           40                1999        Leased
   Nome, Alaska
Southwood.........................................           329               (10)         Owned
   Chicago, Illinois
Taylor Street Center..............................           177               1984        Leased
   San Francisco, California
Tundra Center.....................................           99                1986         Owned
   Bethel, Alaska
Woodridge.........................................           139               (10)         Owned
   Woodridge, Illinois

PRE-RELEASE NON-RESIDENTIAL COMMUNITY-BASED
TREATMENT CENTERS:

East St.  Louis...................................           80                (10)        Leased
   East St. Louis, Illinois
Joliet............................................           100               (10)        Leased
   Joliet, Illinois
Northside Clinic..................................           202               (10)         Owned
   Chicago, Illinois
Santa Fe Electronic Monitoring....................           50                1999        Leased
   Santa Fe, New Mexico
Southwestern Illinois Correctional Center (12)....           671               (10)        Managed
   East St. Louis, Illinois

------------------

(1) Total service capacity is comprised of the beds available for service in residential facilities and the average program capacity of the non-residential community-based facilities. In certain cases, the management contract for a facility provides for a lower number of beds.

(2) Date from which the Company, or its predecessor, has had a contract for services on an uninterrupted basis.

(3) The Company does not incur any facility use costs for facilities which the Company only has a management contract.

                                     (FOOTNOTES CONTINUED ON THE FOLLOWING PAGE)

(4) The City of Big Spring entered into the IGA with the FBOP for an indefinite term (until modified or terminated) with respect to the Big Spring Complex, which began operations during 1989. The Big Spring Operating Agreement, as amended, has a term through 2047 including renewal options at the Company's discretion, pursuant to which the Company manages the Big Spring Complex for the City of Big Spring. With respect to the 560 bed expansion of the Big Spring Complex, the portion of the Big Spring Operating Agreement relating to the expansion has a term of 30 years with four five-year renewal options at the Company's discretion.

(5) In connection with the acquisition of MidTex, and as part of the purchase price, the Company prepaid a majority of the facility costs related to three of the Big Spring Complex units. The Company owns the 560 bed expansion unit constructed in 1998.

(6) The prison is operated pursuant to a one-year contract with nine one-year renewal options between the Oklahoma Department of Corrections and HEDA. HEDA in turn has subcontracted the operations to the Company under a 30-year operating contract with four five-year renewals.

(7) In December 1999, the Company transferred ownership of the Great Plains Correctional Facility to HEDA and retained a leasehold interest in the property for a term of 75 years plus renewal options.

(8) The Company took over the operation of an existing 240 bed adult and juvenile facility on July 1, 1997, while beginning construction of a new 661 bed adult detention facility, which was completed in the second quarter of 1998. The offenders housed in the 240 bed facility were transferred to the new 661 bed detention facility and the 240 bed facility was converted into a 129 bed juvenile detention facility.

(9) The Utah Department of Corrections selected the Company's bid in June 1999 subject to final negotiations which are pending.

(10) The Cornell Interventions programs/facilities contract with numerous agencies throughout Illinois. Initial contract dates vary by agency and range from 1974 to 1997.


(11) The facility is currently under development and construction. The Company anticipates obtaining contracts with various counties once construction is completed in 2000.

(12) The Company manages a therapeutic community drug and alcohol program operated within the state operated Southwestern Illinois Correctional Center.

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

     All the Company's contracts are subject to legislative appropriations. A failure by a governmental agency to receive appropriations could result in the termination of the contract by such agency or a reduction of the management fee payable to the Company. To date, the Company has not lost a material contract due to a governmental agency not receiving appropriations, although no assurance can be given that the governmental agencies will continue to receive appropriations in all cases.

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

MARKETING AND DEVELOPMENT

     The Company's principal customers are federal, state and local governmental agencies responsible for adult and juvenile correctional, detention and pre-release correctional and treatment services. These governmental agencies generally procure services from the private sector by issuing a Request for Proposal ("RFP") to which a number of companies may respond. Most of the Company's efforts in securing new business are expected to be in the form of responding to RFPs. As part of the Company's process of responding to RFPs, management of the Company meets with appropriate personnel from the requesting agency to best determine the agency's distinct needs. If the Company believes that the project complies with its business strategy, the Company will submit a written response to the RFP. When responding to RFPs, the Company incurs costs, typically ranging from $10,000 to $75,000 per proposal, to determine the prospective client's distinct needs and prepare a detailed response to the RFP. In addition, the Company may incur substantial costs to acquire options to lease or purchase land for a proposed facility and engage outside consulting and legal expertise related to a particular RFP. The preparation of a response to an RFP typically takes from five to ten weeks.

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

     During 1999, the Company completed the development, design and construction of: (i) a majority of the 722 bed expansions of the Big Spring Complex; (ii) the 1,000 bed expansions of the D. Ray James Prison and (iii) various other expansions.

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

     The Company has in the past worked with governmental agencies and placement agents to obtain and structure financing for construction of facilities. In some cases, an unrelated special purpose corporation is established to incur borrowings to finance construction and own the facilities and, in other cases, the Company directly incurs borrowings for construction financing. A growing trend in the privatization industry is the requirement by governmental agencies that private operators make capital investments in new facilities and enter into direct financing arrangements in connection with the development of such facilities. There can be no assurance that the Company will have available capital if and when required to make such an investment to secure a contract for developing a facility.

COMPETITION

     The Company competes with a number of companies, including, but not limited to, Corrections Corporation of America, Wackenhut Corrections Corporation and Correctional Services Corporation. The Company also competes in some markets with small local companies that may have better knowledge of local conditions and may be better able to gain political and public acceptance. In addition, the Company may compete in some markets with governmental agencies that operate correctional and detention facilities.

EMPLOYEES

     At December 31, 1999, the Company had approximately 3,347 full-time employees and 264 part-time employees. The Company employs management, administrative and clerical, security, educational and counseling services, health services and general maintenance personnel. Approximately 282 employees at three of the Company's facilities are represented by unions. The Company believes its relations with its employees are good.

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

     The Company's contracts and the statutes of certain states in which the Company operates typically require the maintenance of insurance by the Company. The Company's contracts provide that, in the event the Company does not maintain such insurance, the contracting agency may terminate its agreement with the Company. The Company believes that it is in compliance in all material respects with these requirements.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR CORNELL CORRECTIONS, INC. COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The common stock of the Company is currently listed on the New York Stock Exchange ("NYSE") under the symbol "CRN." As of February 29, 2000, there were approximately 38 record holders of common stock. The quarterly high and low closing sales prices for the common stock from January 1, 1998 through February 29, 2000 are shown below:

                                                           HIGH         LOW
                                                          -------      -------
1998:
     First Quarter.....................................   24 1/2       19 7/16
     Second Quarter....................................   25 7/16      18 1/2
     Third Quarter.....................................   21 1/16       8
     Fourth Quarter....................................   19           11

1999:
     First Quarter.....................................   19 5/8       13 1/4
     Second Quarter....................................   22 5/8       15 1/2
     Third Quarter.....................................   17 1/8       13 15/16
     Fourth Quarter....................................   16 3/8        8 1/8

2000:
     First Quarter (through February 29, 2000).........   11            7 9/16

     The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain excess cash flow, if any, for use in the operation and expansion of its business and does not anticipate paying cash dividends on the common stock in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will be dependent upon, among other factors, the Company's results of operations; financial condition; capital requirements; restrictions, if any, imposed by financing commitments and legal requirements. The Third Amended and Restated Credit Agreement, dated as of December 3, 1998 ("1998 Credit Facility") and the Company's Subordinated Bridge Loan Agreement currently prohibits the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                            YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------------------
                                                           1999(1)      1998 (2)    1997 (3)    1996 (4)      1995
                                                          ---------     --------    --------    --------     --------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
   Revenues ...........................................   $ 176,967     $123,119    $ 70,302    $ 32,327     $ 20,692
   Income (loss) from operations ......................      22,249       12,589       5,630         339          (10)
   Income (loss) before income taxes and
     cumulative effect of change in
     accounting principle .............................      13,844       10,104       5,553      (2,304)        (989)
   Income (loss) before cumulative effect
     of change in accounting principle ................       8,306        6,062       3,554      (2,379)        (989)
   Cumulative effect of change in accounting
     principle, net of related income tax
      benefit of $1,969 in 1999 .......................       2,954         --          --          --           --
   Net income (loss) ..................................   $   5,352     $  6,062    $  3,554    $ (2,379)    $   (989)
   Earnings (loss) per share:
   - Basic
     Income before cumulative effect of
       change in accounting principle .................   $     .88     $    .64    $    .48    $   (.65)    $   (.32)
     Net income (loss) ................................   $     .57     $    .64    $    .48    $   (.65)    $   (.32)
   - Diluted
     Income before cumulative effect of
       change in accounting principle .................   $     .86     $    .62    $    .46    $   (.65)    $   (.32)
     Net income (loss) ................................   $     .55     $    .62    $    .46    $   (.65)    $   (.32)
   Number of shares used to compute EPS (in thousands):
       - Basic ........................................       9,432        9,442       7,350       3,673        3,095
       - Diluted ......................................       9,660        9,772       7,740       3,673        3,095

OPERATING DATA:
   Total service capacity:
     Residential ......................................      12,137        9,135       6,172       3,577        1,640
     Non-residential community-based ..................       2,708        1,390         900        --           --
       Total ..........................................      14,845       10,525       7,072       3,577        1,640
   Service capacity in operation
     (end of period) ..................................      12,240        8,700       5,061       2,899        1,135
   Contracted beds in operation
     (end of period)(5) ...............................       9,029        7,310       4,161       2,899        1,135
   Average occupancy based on contracted
     beds in operation (5)(6) .........................        95.8%        93.8%       97.6%       97.0%        98.9%
   Average occupancy excluding start-up
     operations (5)(6) ................................        97.0%        98.3%       97.6%       97.0%        98.9%

BALANCE SHEET DATA:
   Working capital (deficit) ..........................   $ (12,636)    $ 16,828    $ 26,220    $  7,747     $  1,525
   Total assets .......................................     273,991      212,695     104,109      46,824       14,184
   Long-term debt .....................................     101,500       98,480         432         745        7,649
   Stockholders' equity ...............................      97,208       91,500      86,730      41,051        3,053

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1)  Includes the operations of Interventions-Illinois acquired in November
     1999.
(2) Includes the operations of the Great Plains Correctional Facility acquired in January 1998 and the Alaska facilities purchased from Allvest in August 1998.

(3) Includes the operations of Interventions-Texas and Abraxas acquired in January 1997 and September 1997, respectively.

(4) Includes the operations of the Reid Community Correctional Center and the Big Spring Complex acquired in May 1996 and July 1996, respectively.

(5) Occupancy percentages are based on contracted service capacity of residential facilities in operation. Since certain facilities have service capacities that exceed contracted capacities, occupancy percentages can exceed 100% of contracted capacity.

(6) Occupancy percentages reflect less than normalized occupancy during the start-up phase of any applicable facility, resulting in a lower average occupancy in periods when the Company has substantial start-up activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company provides integrated facility development, design, construction and operational services to governmental agencies within three operating divisions: (i) secure institutional correctional and detention services; (ii) juvenile treatment, educational and detention services and (iii) pre-release correctional and treatment services. The following table sets forth for the periods indicated total service capacity, the service capacity and contracted beds in operation at the end of the periods shown and the average occupancy percentages.

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                -------------------------------
                                                                                 1999         1998         1997
                                                                                ------       ------       -----
Total service capacity:
     Residential...........................................................     12,137        9,135         6,172
     Non-residential community-based.......................................      2,708        1,390           900
       Total...............................................................     14,845       10,525         7,072
Service capacity in operation (end of period)..............................     12,240        8,700         5,061
Contracted beds in operation (end of period) (1)...........................      9,029        7,310         4,161
Average occupancy based on contracted beds in operation (1)(2).............       95.8%        93.8%         97.6%
Average occupancy excluding start-up operations (1)(2).....................       97.0%        98.3%         97.6%

-----------
(1) Occupancy percentages are based on contracted service capacity of residential facilities in operation. Since certain facilities have service capacities that exceed contracted capacities, occupancy percentages can exceed 100% of contracted capacity.

(2) Occupancy percentages reflect less than normalized occupancy during the start-up phase of any applicable facility, resulting in a lower average occupancy in periods when the Company has substantial start-up activities.

     The Company derives substantially all its revenues from operating correctional, detention, pre-release and treatment facilities for federal, state and local governmental agencies in the United States. Revenues for operation of correctional, detention, pre-release and treatment facilities are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period or cost-plus reimbursement.

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

     The Company is responsible for all facility operating expenses, except for certain debt service and lease payments with respect to facilities for which the Company has only a management contract (nine facilities in operation at December 31, 1999).

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

     In January 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," or SOP 98-5, and recorded a net-of-tax charge of approximately $3.0 million for the cumulative effect of a change in accounting principle. As a result of the Company's adoption of SOP 98-5, the Company began to expense pre-opening and start-up costs as incurred.

     General and administrative expenses consist primarily of salaries of the Company's corporate and administrative personnel who provide senior management, finance, accounting, human resources, payroll, information systems and other services and costs of business development.

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

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                ---------------------------------
                                                                                 1999         1998         1997
                                                                                ------       ------       -------
Revenues.....................................................................    100.0%       100.0%        100.0%
Operating expenses...........................................................     76.8         80.2          81.1
Pre-opening and start-up expenses............................................      1.7           --            --
Depreciation and amortization................................................      3.3          3.4           3.2
General and administrative expenses..........................................      5.6          6.2           7.7
                                                                                ------       ------       -------
Income from operations.......................................................     12.6         10.2           8.0
Interest expense, net........................................................      4.8          2.0           0.1
                                                                                ------       ------       -------
Income before income taxes and cumulative effect of change
     in accounting principle.................................................      7.8          8.2           7.9
Provision for income taxes...................................................      3.1          3.3           2.8
                                                                                ------       ------       -------
Income before cumulative effect of change in accounting principle ...........      4.7%         4.9%          5.1%
                                                                                ======       ======       =======

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     REVENUES. Revenues increased 43.7% to $177.0 million for the year ended December 31, 1999 from $123.1 million for the year ended December 31, 1998.

     Secure institutional division revenues increased 44.4% to $76.0 million for the year ended December 31, 1999 from $52.6 million for the year ended December 31, 1998 due principally to (a) the opening of the 560 bed expansion unit at the Big Spring Complex in the fourth quarter of 1998 and additional Big Spring Complex expansions during the fourth quarter of 1999, (b) the opening of the 550 initial beds in the D. Ray James Prison in the fourth quarter of 1998 and an additional 450 beds in the first quarter of 1999 and (c) the opening of the 661 bed Santa Fe County Adult Detention Facility in the third quarter of 1998. Revenues attributable to start-up operations for the Big Spring Complex and D. Ray James Prison expansions were approximately $866,000 for the year ended December 31, 1999.

     Juvenile division revenues increased 42.7% to $67.1 million for the year ended December 31, 1999 from $47.0 million for the year ended December 31, 1998 due to (a) the opening of the Santa Fe County Juvenile Detention Facility in the third quarter of 1998, (b) increased occupancy at the Cornell Abraxas I and Cornell Abraxas of Ohio facilities due to facility expansions completed in the third quarter of 1998, (c) the opening of the Danville Center for Adolescent Females in the second quarter of 1998 and the Cornell Abraxas Youth Center late in the first quarter of 1999, (d) the acquisition of Interventions-Illinois during the fourth quarter of 1999, (e) increased occupancy at the Campbell Griffin Facility in San Antonio, Texas and (f) the addition of various new programs including two new non-residential mental health programs in Pennsylvania. Revenues attributable to start-up operations were approximately $432,000 for the year ended December 31, 1999.

     Pre-release division revenues increased 44.2% to $33.8 million for the year ended December 31, 1999 from $23.5 million for the year ended December 31, 1998 due principally to a full year of operations of five pre-release centers in Alaska acquired in August 1998 and the acquisition of Interventions-Illinois during the fourth quarter of 1999. Revenues attributable to start-up operations were approximately $122,000 for the year ended December 31, 1999 and related to a new facility in Alaska.

     OPERATING EXPENSES. Operating expenses increased 37.6% to $135.9 million for the year ended December 31, 1999 from $98.7 million for the year ended December 31, 1998.

     Secure institutional division operating expenses increased 45.8% to $55.1 million for the year ended December 31, 1999 from $37.8 million for the year ended December 31, 1998 due principally to (a) the opening of the 560 bed expansion unit at the Big Spring Complex in the fourth quarter of 1998 and additional Big Spring Complex expansions during the fourth quarter of 1999, (b) the opening of the 550 initial beds at the D. Ray James Prison in the fourth quarter of 1998 and an additional 450 beds in the first quarter of 1999 and (c) the opening of the 661 bed Santa Fe County Adult Detention Facility in the third quarter of 1998. As a percentage of revenues, excluding start-up operations, secure institutional division operating expenses were 70.1% for the year ended December 31, 1999 compared to 71.9% for the year ended December 31, 1998. The improved operating margin was due principally to a greater mix of owned versus leased facilities and a reduction to operating expenses of $1.0 million at the Santa Fe County Adult Detention Facility resulting from a cost-sharing agreement with the Company's construction contractor (See Note 3 to the Consolidated Financial Statements).

     Juvenile division operating expenses increased 39.8% to $57.6 million for the year ended December 31, 1999 from $41.2 million for the year ended December 31, 1998. The increase in operating expenses was due to (a) the Santa Fe County Juvenile Detention Facility which began operations late in the third quarter of 1998, (b) increased occupancy at the Cornell Abraxas I and Cornell Abraxas of Ohio facilities due to facility expansions completed in the third quarter of 1998, (c) the Cornell Abraxas Youth Center which began operations late in the first quarter of 1999 and the Danville Center for Adolescent Females which began operations in the second quarter of 1998, (d) the acquisition of Interventions-Illinois during the fourth quarter of 1999, (e) increased occupancy at the Campbell Griffin Facility in San Antonio, Texas and (f) the addition of new programs including two new non-residential mental health programs in Pennsylvania. As a percentage of revenues excluding start-up operations, operating expenses were 85.3% for the year ended December 31, 1999 compared to 87.7% for the year ended December 31, 1998. The improved operating margin was due principally to improved results from certain expanded residential facilities.

     Pre-release division operating expenses increased 38.5% to $25.9 million for the year ended December 31, 1999 from $18.7 million for the year ended December 31, 1998 due principally to the acquisition of five pre-release centers in Alaska in August 1998 and the acquisition of Interventions-Illinois during the fourth quarter of 1999. As a percentage of revenues, excluding start up operations, operating expenses were 75.4% for the year ended December 31, 1999 compared to 79.8% for the year ended December 31, 1998. The improved operating margin was due principally to a greater mix of owned versus leased facilities, including four owned facilities in Alaska.

     PRE-OPENING AND START-UP EXPENSES. Pre-opening and start-up expenses were $2.9 million for the year ended December 31, 1999 and were primarily attributable to the pre-opening and start-up activities of the additional 450 beds during the first and second quarters of 1999 at the D. Ray James Prison, the Cornell Abraxas Youth Center during the first quarter of 1999 and other new juvenile programs in Pennsylvania and a new pre-release facility in Alaska.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 42.1% to $6.0 million for the year ended December 31, 1999 from $4.2 million for the year ended December 31, 1998 due to (a) depreciation of buildings and equipment acquired in Alaska in August 1998, (b) the opening of the 560 bed expansion unit at the Big Spring Complex in the fourth quarter of 1998 and additional Big Spring Complex expansions during 1999, (c) the phase in of 1,550 beds in the D. Ray James Prison from the fourth quarter of 1998 through the fourth quarter of 1999 and (d) various facility expansions and related equipment. Effective July 1, 1999, the lease term for the three original Big Spring Complex units was extended from an average of 35 years to 50 years. At this date, management revised its estimated useful lives of the Big Spring Complex and two other secure institutions to 50 years. The effect of this change reduced building depreciation and prepaid facility use amortization by approximately $300,000 for the year ended December 31, 1999.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 31.0% to $9.9 million for the year ended December 31, 1999 from $7.6 million for the year ended December 31, 1998. The increase in general and administrative expenses resulted principally from additional corporate executive, business development and administrative personnel, overhead and travel to manage the increased business of the Company and for the development of new contracts.

     INTEREST. Interest expense, net of interest income, increased to $8.4 million for the year ended December 31, 1999 from $2.5 million for the year ended December 31, 1998 due principally to increased borrowings to finance (a) the acquisition of the Alaskan assets in August 1998, (b) construction costs of new facilities and expansions including the 560 bed Big Spring Complex expansion unit in 1998, additional Big Spring Complex expansions in 1999 and the 1,550 bed
D. Ray James Prison and (c) the acquisition of Interventions- Illinois in the fourth quarter of 1999. For the year ended December 31, 1999, the Company capitalized interest totaling $1.2 million related principally to costs for construction of the D. Ray James Prison expansions and other facility expansions.

     INCOME TAXES. For the years ended December 31, 1999 and 1998, the Company recognized a provision for income taxes at an estimated effective rate of 40%.

     ACCOUNTING CHANGE. The Company adopted SOP 98-5 in January 1999 and recorded a net-of-tax charge of approximately $3.0 million for the cumulative effect of a change in accounting principle.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     REVENUES. Revenues increased by 75.1% to $123.1 million for the year ended December 31, 1998, from $70.3 million for the year ended December 31, 1997.

     Secure institutional division revenues increased 63.0% to $52.6 million in 1998 from $32.3 million in 1997, due principally to the purchase of the Great Plains Correctional Facility in January 1998; a full year of operations at the Santa Fe County Adult Detention Facility, which commenced in July 1997; and the 560 bed expansion unit at the Big Spring Complex and the opening of the first 550 beds at the D. Ray James Prison, both of which began operations in the fourth quarter of 1998.

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

     Secure institutional division operating expenses increased 51.0% to $37.8 million in 1998 from $25.1 million in 1997, due principally to the purchase of the Great Plains Correctional Facility in January 1998; a full year of operations at the Santa Fe County Adult Detention Facility, which commenced in July 1997; and the 560 bed expansion unit at the Big Spring Complex and the opening of the first 550 beds at the D. Ray James Prison, both of which began operations in the fourth quarter of 1998. As a percentage of revenues, secure institutional division operating expenses were 71.9% in 1998 and 77.6% in 1997. The higher operating margin in 1998 versus 1997 was due principally to a greater mix of owned versus leased facilities, including the Great Plains Correctional Facility, offset in part by lower operating margins at start-up facilities such as the expansion unit at the Big Spring Complex, the D. Ray James Prison and the Santa Fe County Adult Detention Facility.

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

     Pre-release division operating expenses increased 17.5% to $18.7 million in 1998 from $15.9 million in 1997, due principally to the acquisition of Allvest in August 1998. As a percentage of revenues, pre- release division operating expenses were 79.8% in 1998 and 81.8% in 1997. The higher operating margin in 1998 versus 1997 was due principally to a greater mix of owned versus leased facilities, including those acquired as part of the Allvest acquisition.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 89.5% to $4.2 million for the year ended December 31, 1998, from $2.2 million for the year ended December 31, 1997, due principally to (a) depreciation of buildings and equipment acquired from Abraxas in September 1997, (b) the Great Plains Correctional Facility purchased in January 1998, (c) the 560 bed expansion unit at the Big Spring Complex, (d) the opening of the first 550 beds at the D. Ray James Prison and (e) various facility expansions and related equipment.

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

     INTEREST. Interest expense, net of interest income, increased to $2.5 million for the year ended December 31, 1998, from $77,000 for the year ended December 31, 1997. The increase in net interest expense was principally due to borrowings under the Company's 1997 Credit Facility for the purchase of the Great Plains Correctional Facility in January 1998, for the acquisition of Allvest in August 1998 and for working capital for various new programs and facility expansions. For the year ended December 31, 1998, the Company capitalized interest totaling $2.3 million related to costs of facilities under construction and development, including the 560 bed Big Spring Complex expansion and the 1,550 bed D. Ray James Prison.

     INCOME TAXES. For the year ended December 31, 1998, the Company recognized a provision for income taxes at an estimated effective annual rate of 40%, compared to 36% for the year ended December 31, 1997. The effective income tax rate applied in 1997 included a benefit for the reversal of previously reserved deferred tax assets resulting from prior net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL. The Company's primary capital requirements are for (a) construction of new facilities, (b) acquisitions, (c) expansions of existing facilities, (d) working capital, (e) start-up costs related to new operating contracts and (f) furniture, fixtures and equipment. Working capital requirements generally increase immediately prior to the Company commencing management of a new facility as the Company incurs start-up costs and purchases necessary equipment and supplies before facility management revenue (typically through per diem occupancy fees) is realized.

     NEW FACILITIES AND PROJECTS UNDER CONSTRUCTION. The New Morgan Academy is currently under construction and is expected to be completed and operational during the fourth quarter of 2000. In April 1999, the Company was awarded a contract to design, build and operate a 1,095 bed prison for the FBOP in

Moshannon Valley, Pennsylvania ("Moshannon Valley Correctional Center") and immediately commenced construction and activation activities. In June 1999, the FBOP issued a Stop-Work Order pending a re-evaluation of their environmental documentation supporting the decision to award the contract. The environmental study was completed with a finding of no significant impact. While the Stop-Work Order is still in effect, management of the Company believes it will be lifted and construction will be resumed in the near-term. Development and construction costs for the New Morgan Academy and the Moshannon Valley Correctional Center are being financed with the Company's lease financing arrangement discussed below under "Long-Term Credit Facilities".

     In June 1999, the Company was selected by the State of Utah to design, build, finance and operate a 490 bed prison. The Company is currently involved in contract negotiations for the project. Based on these contract negotiations, management believes that this contract will ultimately be for management services only and the Company will not be financing the facility's construction costs.

     As of March 24, 2000, there were approximately $61.5 million in anticipated unfunded capital requirements for the completion of the New Morgan Academy and the Moshannon Valley Correctional Center. The funds for these new facilities and related furnishings are expected to be expended during the next 12 to 18 months. The Company's lease financing arrangement is available to fund up to approximately $7.2 million of these construction costs. Management believes that the remaining facility construction costs will be funded with an increase in the Company's lease financing arrangement.

     WORKING CAPITAL DEFICIT. At December 31, 1999, the Company reported a working capital deficit of $12.6 million. Excluding the $40.0 million of borrowings outstanding under the Company's Subordinated Bridge Loan Agreement ("Bridge Facility"), which matures in October 2000, the Company had working capital of $27.4 million.

     SHORT-TERM CREDIT FACILITIES. As of December 31, 1999, $40.0 million of borrowings were outstanding under the Company's $50.0 million Bridge Facility which has a 363 day term and matures in October 2000. The Bridge Facility currently bears interest at LIBOR plus a margin of 6.5% and increases by 0.5% each quarter until repaid. At maturity, the lenders have an option to convert the borrowings outstanding under the Bridge Facility into longer term exchange notes. On October 15, 1999, the Company used proceeds from the Bridge Facility to repay its $10.0 million subordinated line of credit. The Company believes that the Bridge Facility will be refinanced prior to maturity with the issuance of longer term subordinated debt and an expansion of its existing revolving line of credit.

     LONG-TERM CREDIT FACILITIES. In December 1998, the Company entered into the 1998 Credit Facility with a banking syndicate. The 1998 Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit, the availability of which is determined by the Company's projected pro forma cash flow. The $60.0 million borrowing capacity is reduced by $3.0 million per quarter beginning September 30, 2000. The 1998 Credit Facility matures in March 2003 and bears interest, at the election of the Company, at either the prime rate plus a margin of up to 0.5% or a rate which is 1.75% to 2.50% above the applicable LIBOR rate. The 1998 Credit Facility is secured by all of the Company's assets, including the stock of all of the Company's subsidiaries, does not permit the payment of cash dividends and requires the Company to comply with certain leverage, net worth and debt service covenants. At March 24, 2000, the Company had $53.0 million outstanding under the 1998 Credit Facility. The Company is currently in the process of negotiating an expansion of its revolving line of credit under the 1998 Credit Facility.

     The Company has entered into operating lease arrangements for the acquisition or development of operating facilities. The leases under this arrangement each have a term of five years, include purchase and renewal options and provide for a substantial residual value guarantee (approximately 85% of the total cost) by the Company which could, under certain circumstances, be due upon termination of the leases. Upon termination of a lease, the Company could either exercise a purchase option, or the facilities could be sold to a third party. The Company expects the fair market value of the leased facilities to substantially reduce or eliminate the Company's potential obligation under the residual value guarantee. At March 24, 2000 there was approximately $7.2 million available under this arrangement.

     The Company has outstanding $50.0 million of Senior Secured Notes ("Senior Notes"). The Senior Notes bear interest at a fixed rate of 7.74% and mature on July 15, 2010. Under the Senior Notes purchase agreements, the Company is required to make eight annual principal payments of $6.25 million beginning on July 15, 2003 and comply with certain financial covenants. Earlier payments of principal are allowed subject to prepayment provisions. Interest is payable semi-annually. The holders of the Senior Notes and the lenders under the 1998 Credit Facility have a collateral-sharing agreement whereby both sets of creditors have an equal security interest in all of the assets of the Company.

     As discussed above, current credit facilities do not provide sufficient financing to fund the repayment of borrowings outstanding under the Bridge Facility. Management believes that repayment of the Bridge Facility will be funded from potential proceeds of one, or a combination, of the efforts the Company is currently pursuing or negotiating to raise long term financing including: (a) the issuance of longer term subordinated debt, (b) an expansion of the existing revolving line of credit under the 1998 Credit Facility, (c) a sale and leaseback of certain owned facilities and leasehold interests, or (d) other debt or equity financing arrangements. Should the Company not be successful in raising longer term financing pursuant to its efforts as described above before maturity of the Bridge Facility, the lender has an option to convert the borrowings outstanding under the Bridge Facility into eight year exchange notes, and to purchase up to five percent of the Company's outstanding common stock at an exercise price of 110% of the market price of the Company's common stock as of the date of the exchange. If these contemplated financing transactions are not consummated, the Company would be required to seek alternative and potentially dilutive capital funding sources to repay the Bridge Facility when due. No assurance can be made that the Company will be able to obtain the various financings described above.

     CAPITAL EXPENDITURES. Capital expenditures for the year ended December 31, 1999 were $29.1 million and related principally to (a) construction of the 1,000 bed D. Ray James Prison expansions, (b) construction for the 722 bed expansions at the Big Spring Complex, (c) various hardware and software for information systems upgrades, (d) the purchase of the Parkview Center and an additional building in Anchorage, Alaska for future development, (e) leasehold improvements at the Cornell Abraxas Youth Center and (f) normal replacements of worn furniture and equipment.

     FURNITURE AND EQUIPMENT SALE AND LEASEBACK. In November 1999, the Company entered into an agreement for the sale and leaseback of certain of its furniture and equipment. The Company has purchase and lease renewal options at projected future fair market values under the agreements. The leases are classified as operating leases. As of December 31, 1999, furniture and equipment with carrying values totaling $11,834,000 were sold and the gains realized on the sale totaling $7,261,000 were deferred and are being credited to income as rent expense adjustments over the lease term.

YEAR 2000 ISSUES

     During 1999, the Company implemented a broad information systems upgrade. In connection with that upgrade, the Company upgraded certain hardware and software systems to ensure Year 2000 compliance. The Company currently is not aware of any Year 2000 compliance problems relating to its systems. The Company is also not aware of any material Year 2000 problems with its third-party suppliers or contracting governmental agencies. Accordingly, the Company does not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any Year 2000 problems.

INFLATION

     Management believes that inflation has not had a material effect on the Company's results of operations during the past three years. However, most of the Company's facility management contracts provide for payments to the Company of either fixed per diem fees or per diem fees that increase by only small amounts during the terms of the contracts. Inflation could substantially increase the Company's personnel costs (the largest component of facility management expense) or other operating expenses at rates faster than any increases in occupancy fees.

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

INTEREST RATE EXPOSURE

     The Company's exposure to changes in interest rates primarily results from its long-term debt with both fixed and floating interest rates. The Company's long-term debt with fixed interest rates consists of the Senior Notes. The Company's debt with variable interest is its revolving line of credit. At December 31, 1999, approximately 50.7% ($51.5 million) of the long-term debt was subject to variable interest rates. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $640,000 for the year ended December 31, 1999. At December 31, 1999, the fair value of the Company's fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

FORWARD LOOKING STATEMENT DISCLAIMER

     This annual report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of Cornell Corrections, Inc. and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, (i) risks associated with acquisitions and the integration thereof (including the ability to achieve administrative and operating cost savings and anticipated synergies), (ii) the timing and costs of expansions of existing facilities, (iii) changes in governmental policy to eliminate or discourage the privatization of correctional, detention and pre-release services in the United States, (iv) availability of debt and equity financing on terms that are favorable to the Company, and (v) fluctuations in operating results because of occupancy, competition (including competition from two competitors that are substantially larger than the Company), and risks of operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Cornell Corrections, Inc.:

     We have audited the accompanying consolidated balance sheets of Cornell Corrections, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornell Corrections, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP


/S/ARTHUR ANDERSEN LLP
Houston, Texas
February 25, 2000

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            CORNELL CORRECTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             DECEMBER 31,
                                                                                       -----------------------
                                                                                          1999         1998
                                                                                       ----------   ----------
                                              ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......................................................  $    1,763   $    2,519
     Accounts receivable (net of allowance for doubtful accounts
       of $3,002 and $3,141, respectively)...........................................      48,092       27,564
     Deferred tax asset..............................................................       1,206        1,209
     Prepaids and other..............................................................       1,356        2,203
     Restricted assets...............................................................       2,339        2,613
                                                                                       ----------   ----------
         Total current assets........................................................      54,756       36,108
PROPERTY AND EQUIPMENT, net..........................................................     194,498      159,219
OTHER ASSETS:
     Intangible assets, net..........................................................      18,270        9,935
     Deferred costs and other........................................................       6,467        7,433
                                                                                       ----------   ----------
         Total assets................................................................  $  273,991   $  212,695
                                                                                       ==========   ==========


                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities........................................  $   27,392   $   17,838
     Deferred revenues...............................................................          --        1,369
     Note payable....................................................................      40,000           --
     Current portion of long-term debt...............................................          --           73
                                                                                       ----------   ----------
         Total current liabilities...................................................      67,392       19,280
LONG-TERM DEBT, net of current portion...............................................     101,500       98,407
DEFERRED TAX LIABILITIES.............................................................          --        2,769
OTHER LONG-TERM LIABILITIES..........................................................       7,891          739

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 10,000,000 shares authorized,
       none outstanding.............................................................           --           --
     Common stock, $.001 par value, 30,000,000 shares authorized,
       10,137,528 and 10,105,916 shares issued and outstanding, respectively.........          10           10
     Additional paid-in capital......................................................      90,394       90,038
     Stock option loans..............................................................        (455)        (455)
     Retained earnings...............................................................      11,258        5,906
     Treasury stock (697,100 shares at cost).........................................      (3,999)      (3,999)
                                                                                       ----------   ----------
         Total stockholders' equity..................................................      97,208       91,500
                                                                                       ----------   ----------
         Total liabilities and stockholders' equity..................................  $  273,991   $  212,695
                                                                                       ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                            -------------------------------------
                                                                                1999         1998         1997
                                                                            ----------    ---------     ---------
REVENUES..................................................................  $  176,967    $ 123,119     $  70,302
OPERATING EXPENSES........................................................     135,850       98,721        57,047
PRE-OPENING AND START-UP EXPENSES.........................................       2,929           --            --
DEPRECIATION AND AMORTIZATION.............................................       6,007        4,228         2,231
GENERAL AND ADMINISTRATIVE EXPENSES.......................................       9,932        7,581         5,394
                                                                            ----------    ---------     ---------

INCOME FROM OPERATIONS....................................................      22,249       12,589         5,630
INTEREST EXPENSE..........................................................       8,522        2,601           491
INTEREST INCOME...........................................................        (117)        (116)         (414)
                                                                            ----------    ---------     ---------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE...............................      13,844       10,104         5,553
PROVISION FOR INCOME TAXES................................................       5,538        4,042         1,999
                                                                            ----------    ---------     ---------
INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE.........................................       8,306        6,062         3,554
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF RELATED INCOME TAX
   BENEFIT OF $1,969 IN 1999..............................................       2,954           --            --
                                                                            ----------    ---------     ---------

NET INCOME................................................................  $    5,352    $   6,062     $   3,554
                                                                            ==========    =========     =========

EARNINGS (LOSS) PER SHARE:
     BASIC
       Income before cumulative effect of change
          in accounting principle.........................................  $      .88    $     .64     $     .48
       Cumulative effect of change in accounting principle................        (.31)          --            --
                                                                            ----------    ---------     ---------
       Net income.........................................................  $      .57    $     .64     $     .48
                                                                            ==========    =========     =========

     DILUTED
       Income before cumulative effect of change
          in accounting principle.........................................  $      .86    $     .62     $     .46
       Cumulative effect of change in accounting principle................        (.31)          --            --
                                                                            ----------    ---------     ---------
       Net income.........................................................  $      .55    $     .62     $     .46
                                                                            ==========    =========     =========

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
     BASIC................................................................       9,432        9,442         7,350
     DILUTED..............................................................       9,660        9,772         7,740

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            COMMON STOCK
                                                      -----------------------   ADDITIONAL    STOCK        RETAINED
                                                                      PAR        PAID-IN      OPTION       EARNINGS      TREASURY
                                                        SHARES       VALUE       CAPITAL       LOANS       (DEFICIT)       STOCK
                                                      ----------   ----------   ----------   ----------    ----------    ----------
BALANCES AT DECEMBER 31, 1996 .....................    7,320,398   $        7   $   47,562   $     (455)   $   (3,710)   $   (2,353)

ISSUANCE OF COMMON STOCK ..........................    2,250,000            2       41,098         --            --            --
EXERCISE OF STOCK OPTIONS .........................      375,506            1          948         --            --            --
STOCK-BASED COMPENSATION ..........................         --           --             76         --            --            --
NET INCOME ........................................         --           --           --           --           3,554          --
                                                      ----------   ----------   ----------   ----------    ----------    ----------
BALANCES AT DECEMBER 31, 1997 .....................    9,945,904           10       89,684         (455)         (156)       (2,353)

EXERCISE OF STOCK OPTIONS .........................      160,012         --            176         --            --            --
INCOME TAX BENEFITS FROM STOCK
   OPTIONS EXERCISED ..............................         --           --            178         --            --            --
PURCHASE OF TREASURY STOCK
   (142,100 SHARES, AT COST) ......................         --           --           --           --            --          (1,646)
NET INCOME ........................................         --           --           --           --           6,062          --
                                                      ----------   ----------   ----------   ----------    ----------    ----------
BALANCES AT DECEMBER 31, 1998 .....................   10,105,916           10       90,038         (455)        5,906        (3,999)


EXERCISE OF STOCK OPTIONS .........................       31,612         --            217         --            --            --
INCOME TAX BENEFITS FROM STOCK
   OPTIONS EXERCISED ..............................         --           --            139         --            --            --
NET  INCOME .......................................         --           --           --           --           5,352          --
                                                      ----------   ----------   ----------   ----------    ----------    ----------
BALANCES AT DECEMBER 31, 1999 .....................   10,137,528   $       10   $   90,394   $     (455)   $   11,258    $   (3,999)
                                                      ==========   ==========   ==========   ==========    ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------
                                                                                1999         1998         1997
                                                                             ---------    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................................  $   5,352    $   6,062     $   3,554
   Adjustments to reconcile net income to net cash provided by operating activities --
     Cumulative effect of change in account principle......................      2,954           --            --
     Depreciation..........................................................      4,601        2,880           928
     Amortization..........................................................      1,406        1,348         1,303
     Provision for bad debts...............................................        976          609           176
     Gain on sale of property and equipment................................       (305)          --            --
     Deferred income taxes.................................................     (1,741)       2,106            62
     Change in assets and liabilities, net of effects from acquisitions:
         Accounts receivable...............................................    (21,504)      (8,036)       (5,056)
         Restricted assets.................................................       (319)      (1,049)         (440)
         Other assets......................................................     (2,505)      (5,590)       (1,291)
         Accounts payable and accrued liabilities..........................     10,006        4,249         4,332
         Deferred revenues and other liabilities...........................     (1,478)      (1,205)        2,051
                                                                             ---------    ---------     ---------
     Net cash provided by (used in) operating activities...................     (2,557)       1,374         5,619
                                                                             ---------    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of property and equipment...........................     19,278           --            --
   Capital expenditures....................................................    (29,067)     (49,483)       (9,640)
   Acquisition of businesses, less cash acquired...........................    (31,786)     (65,096)      (23,621)
                                                                             ---------    ---------     ---------
     Net cash used in investing activities.................................    (41,575)    (114,579)      (33,261)
                                                                             ---------    ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable.............................................     69,335           --            --
   Payments on notes payable...............................................    (29,335)          --            --
   Proceeds from long-term debt............................................     53,194      176,379        29,500
   Payments on long-term debt..............................................    (50,174)     (78,331)      (29,813)
   Proceeds from issuance of common stock..................................         --           --        41,100
   Proceeds from exercise of stock options.................................        356          354           949
   Purchases of treasury stock.............................................         --       (1,646)           --
                                                                             ---------    ---------     ---------
     Net cash provided by financing activities.............................     43,376       96,756        41,736
                                                                             ---------    ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................       (756)     (16,449)       14,094
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................      2,519       18,968         4,874
                                                                             ---------    ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................  $   1,763    $   2,519     $  18,968
                                                                             =========    =========     =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid, net of amounts capitalized...............................  $   7,956    $     765     $     720
                                                                             =========    =========     =========
   Income taxes paid.......................................................  $   3,964    $   3,341     $   1,000
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

                            CORNELL CORRECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cornell Corrections, Inc. (collectively with its subsidiaries, the "Company"), a Delaware corporation, provides to governmental agencies the integrated development, design, construction and management of facilities within three operating divisions: (i) secure institutional correctional and detention services, (ii) juvenile treatment, educational and detention services and (iii) pre-release correctional and treatment services.

     WORKING CAPITAL DEFICIT AND FINANCING ARRANGEMENTS

     At December 31, 1999, the Company reported a working capital deficit of $12.6 million. Excluding the $40.0 million of borrowings outstanding under the Company's Bridge Facility, which matures in October 2000, the Company had working capital of $27.4 million. Management believes that the repayment of borrowings outstanding under the Bridge Facility will be funded from potential proceeds of one, or a combination, of the efforts the Company is currently pursuing or negotiating to raise long term financing including: (a) the issuance of longer term subordinated debt, (b) an expansion of the existing revolving line of credit under the 1998 Credit Facility, (c) a sale and leaseback of certain owned facilities and leasehold interests, or (d) other debt or equity financing arrangements. Should the Company not be successful in raising longer term financing pursuant to its efforts as described above before maturity of the Bridge Facility, the lender has an option to convert the borrowings outstanding under the Bridge Facility into eight year exchange notes, and to purchase up to five percent of the Company's outstanding common stock at an exercise price of 110% of the market price of the Company's common stock as of the date of the exchange. If these contemplated financing transactions are not consummated, the Company would be required to seek alternative and potentially dilutive capital funding sources to repay the Bridge Facility when due. No assurance can be made that the Company will be able to obtain the various financings described above.

     The Company's lease financing arrangement (see Note 7) does not provide sufficient financing to fund the remaining construction costs for the New Morgan Academy, which is currently under construction, and the Moshannon Valley Correctional Center for which construction commenced in 1999 but as of February 2000 was still under a Stop-Work Order issued by the Federal Bureau of Prisons in June 1999. As of February 2000, there were approximately $61.5 million in anticipated unfunded capital requirements for the completion of these two projects. The funds for these new facilities are expected to be expended during the next twelve to eighteen months. The Company's lease financing arrangement is available to fund up to approximately $7.2 million of these construction costs. Management believes that the remaining facility construction costs will be funded with an increase of the Company's lease financing arrangement.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year financial statements contained herein to conform to the current year presentation.

     CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     ACCOUNTS RECEIVABLE

     Cornell increased its allowance for doubtful accounts during the years ended December 31, 1997, 1998 and 1999 by $255,000, $509,000 and $1,025,000,
respectively. Write-offs totaling $432,000, $12,000 and $1,164,000 were charged against the allowance during the periods ended December 31, 1997, 1998 and 1999, respectively. Cornell acquired approximately $2,821,000 of allowance through its acquisition of Abraxas in 1997.

     RESTRICTED ASSETS

     For certain facilities, the Company maintains bank accounts for restricted cash belonging to offenders or residents, commissary operations, an equipment replacement fund used in state programs and a restoration fund for certain facilities. These bank accounts and commissary inventories are collectively referred to as restricted assets and the corresponding obligations are included in accrued expenses in the accompanying financial statements.

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Ordinary maintenance and repair costs are expensed, while renewal and betterment costs are capitalized. Prepaid facility use cost, which resulted from the July 1996 acquisition of the Big Spring Complex and the December 1999 transfer of ownership of the Great Plains Correctional Facility to a leasehold interest, is being amortized over 50 years using the straight-line method. Buildings and improvements are depreciated over their estimated useful lives of 30 to 50 years using the straight-line method. Furniture and equipment are depreciated over their estimated useful lives of 3 to 10 years using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method based upon the shorter of the life of the asset or the term of the respective lease.

     Effective July 1, 1999, the lease term for the three original Big Spring Complex units was extended from an average of 35 years to 50 years. At this date, management revised its estimated useful lives of the Big Spring Complex and two other secure institutions to 50 years which management believes more closely reflects the useful life of the specific facilities. The effect of this change reduced building depreciation and prepaid facility use amortization by approximately $300,000 for the year ended December 31, 1999.

     CAPITALIZED INTEREST

     The Company capitalizes interest on facilities under development and construction. Interest capitalized during 1999, 1998 and 1997 was $1,171,000, $2,293,000 and $151,000, respectively.

     INTANGIBLE ASSETS

     Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net tangible and identified intangible assets. Goodwill is being amortized on a straight-line basis over 20 years, which represents management's estimation of the related benefit to be derived from the acquired businesses. The carrying value of goodwill is reviewed periodically if events and circumstances suggest that it may be permanently impaired. If the review indicates that goodwill will not be recoverable, as determined by the undiscounted cash flow method, the asset will be reduced to its estimated recoverable value. Accumulated amortization of goodwill was $3,004,000 and $1,694,000 as of December 31, 1999 and 1998, respectively.

     Non-compete agreements have been obtained principally through the acquisition of businesses and are amortized over periods of 9 to 10 years on a straight-line basis. Accumulated amortization of non-compete agreements was $324,000 and $80,000 at December 31, 1999 and 1998, respectively.

     Intangible assets at December 31, 1999 and 1998, were as follows (in thousands):

                                                           1999         1998
                                                         ---------    ---------
                       Goodwill........................  $  13,658    $  11,109
                       Non-compete agreements..........      7,940          600
                                                         ---------    ---------
                                                            21,598       11,709
                       Accumulated amortization........     (3,328)      (1,774)
                                                         ---------    ---------
                                                         $  18,270    $   9,935
                                                         =========    =========

     DEFERRED COSTS

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

     Costs incurred related to obtaining credit financing are capitalized and amortized over the term of the related indebtedness. At December 31, 1999, the Company had recorded net deferred debt issuance costs of approximately $2,634,000 related to obtaining the 1998 Credit Facility, the Senior Secured Notes and the Bridge Facility. See Note 6 to the Consolidated Financial Statements.

     REALIZATION OF LONG-LIVED ASSETS

     Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, " requires that long-lived assets be probable of future recovery in their respective carrying amounts as of each balance sheet date. Management believes its long-lived assets are realizable and that no impairment allowance is necessary pursuant to the provisions of SFAS No. 121 as of December 31, 1999.

     REVENUE RECOGNITION

     Substantially all revenues are derived from contracts with federal, state and local government agencies, which pay either per diem rates based upon the number of occupant days or hours served for the period or cost-plus reimbursement. Revenues are recognized as services are provided. Deferred revenues result from advances or prepayments from agencies for future services to be provided.

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

     USE OF ESTIMATES

     The Company's financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). Financial statements prepared in accordance with GAAP require the use of management estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Additionally, management estimates affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates made by management in the accompanying financial statements include the allowance for doubtful accounts.

     BUSINESS CONCENTRATION

     Contracts with federal, state and local governmental agencies account for nearly all of the Company's revenues. The loss of or a significant decrease in business from one or more of these governmental agencies could have a material adverse effect on the Company's financial condition and results of operations.

     For the years ended December 31, 1999, 1998 and 1997, 19.8%, 20.1% and 31.4%, respectively, of the Company's consolidated revenues were derived from contracts with the Federal Bureau of Prisons.

     FINANCIAL INSTRUMENTS

     The Company considers the fair value of all financial instruments not to be materially different from their carrying values at the end of each fiscal year based on management's estimate of the Company's ability to borrow funds under terms and conditions similar to those of the Company's existing debt.

     ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," certain pro forma disclosures are provided in Note 8 to the Consolidated Financial Statements.

     EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS reflects the potential dilution from the exercise or conversion of securities, such as stock options, into common stock.

2.   ACQUISITIONS

     1999 ACQUISITION

     In November 1999, the Company acquired certain of the adult and juvenile behavioral health and correctional assets of Interventions, a not-for-profit corporation headquartered in Chicago, Illinois, and BHS Consulting Corporation ("BHS"), a for-profit firm that provides management services to Interventions. The assets acquired included more than 30 programs provided throughout Illinois and the real properties of seven facilities. The aggregate purchase price for the transactions was approximately $31.8 million including transaction costs. The Company financed the transactions with borrowings under the Company's $50 million Bridge Facility. See Note 6 to the Consolidated Financial Statements.

     The acquisition costs and the estimated fair market value of the aggregate assets acquired and liabilities assumed associated with the Interventions and BHS acquisitions were as follows (in thousands):

               Cash paid............................................  $  30,889
               Transaction costs....................................        897
                                                                      ---------
                   Total purchase price.............................  $  31,786
                                                                      =========
               Net assets acquired --
                 Prepaids and other current assets..................  $      69
                 Property and equipment.............................     23,121
                 Intangible assets..................................      8,735
                 Accrued liabilities................................       (139)
                                                                      ---------
                                                                      $  31,786
                                                                      =========

     1998 ACQUISITIONS

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

     The acquisition costs and the estimated fair market value of the assets acquired and liabilities assumed associated with the above-mentioned acquisitions were as follows (in thousands):

                                                          GREAT
                                                          PLAINS       ALLVEST
                                                         --------     --------
     Cash paid........................................   $ 43,000     $ 20,399
     Transaction costs................................        750          947
                                                         --------     --------
         Total purchase price.........................   $ 43,750     $ 21,346
                                                         ========     ========
     Net assets acquired --
       Current assets.................................   $     --     $     39
       Property and equipment.........................     43,750       17,014
       Goodwill.......................................         --        4,306
       Accounts payable and accrued liabilities.......         --          (13)
                                                         --------     --------
                                                         $ 43,750     $ 21,346
                                                         ========     ========

     The 1999 and 1998 acquisitions have been accounted for as purchases; therefore, the accompanying statements of operations reflect the results of operations since their respective acquisition dates.

     The unaudited consolidated results of operations on a pro forma basis as though the 1999 and 1998 acquisitions had occurred as of the beginning of the Company's fiscal year 1998 were as follows (amounts in thousands, except per share data):

                                                        YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                          1999          1998
                                                       ----------    ----------

                    Total revenues...................  $  195,945    $  151,797
                    Net income.......................       3,237         4,533
                    Net earnings per share
                      - Basic........................         .34           .48
                      - Diluted......................         .34           .46

3.   PROPERTY AND EQUIPMENT

     Property and equipment were as follows (in thousands):

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1999         1998
                                                       ---------    ---------
          Land.......................................  $  19,929    $  14,030
          Prepaid facility use.......................     66,894       21,637
          Buildings and improvements.................    108,605      101,549
          Furniture and equipment....................      2,378        7,880
          Construction in progress...................      5,838       20,457
                                                       ---------    ---------
                                                         203,644      165,553
          Accumulated depreciation and amortization..     (9,146)      (6,334)
                                                       ---------    ---------
                                                       $ 194,498    $ 159,219
                                                       =========    =========

     In December 1999, the Company transferred ownership of its Great Plains Correctional Facility to the Hinton Economic Development Authority and retained a 75 year leasehold interest in the property plus a renewal option. Building cost was reduced and prepaid facility use cost was increased by approximately $43.0 million at the date of the transfer.

     In November 1999, the Company entered into an agreement for the sale and leaseback of certain of its furniture and equipment including information systems hardware and software. See Note 7 to the Consolidated Financial Statements.

     Construction in progress at December 31, 1999, consists primarily of construction costs attributable to expansions of the Big Spring Complex and the Cornell Abraxas I facility.

     The Company utilizes an unrelated privately owned construction company ("Construction Contractor") as its preferred contractor for construction projects. The Construction Contractor has received contracts to construct facilities which the Company owns and/or operates totaling approximately $68.5 million, $20.4 million, and $71.0 million during the years ended December 31, 1999, 1998 and 1997, respectively. Management believes the Company is a substantial customer of the Construction Contractor. During the year ended December 31, 1999, this Construction Contractor paid the Company $1.0 million related to a cost-sharing agreement in connection with the operations of the Santa Fe County Adult Detention Facility because the operating margins had not reached certain levels until June 1999. These cost-sharing payments were reported by the Company as a reduction of operating expenses. The Construction Contractor has no obligation to make any further cost-sharing payments.

4.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consisted of the following (in thousands):

                                                            DECEMBER 31,
                                                        ---------------------
                                                          1999         1998
                                                        --------     --------
              Accounts payable.......................   $  8,974     $  5,780
              Accrued compensation expense...........      4,764        3,969
              Accrued interest payable...............      2,418        1,852
              Other..................................     11,236        6,237
                                                        --------     --------
                                                        $ 27,392     $ 17,838
                                                        ========     ========

5.   INCOME TAXES

     The following is an analysis of the Company's deferred tax assets (liabilities) (in thousands):

                                                            DECEMBER 31,
                                                        ---------------------
                                                          1999         1998
                                                        --------     --------
               Deferred tax assets:
                 Depreciation and amortization.......   $  2,045     $    147
                 Accrued expenses....................      1,935        1,511
                 Deferred compensation...............        339          331
                 Other...............................        303          165
                                                        --------     --------
                                                           4,622        2,154
                                                        --------     --------

               Deferred tax liabilities:
                 Start-up costs amortization.........         89        1,877
                 Prepaid facility use amortization...        931          682
                 Prepaid expenses....................        341          328
                 Other...............................      1,112          827
                                                        --------     --------
                                                           2,473        3,714
                                                        --------     --------
                 Net deferred tax asset (liability)..   $  2,149     $ (1,560)
                                                        ========     ========

     The components of the Company's income tax provision were as follows (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                  1999       1998      1997
                                               ---------   --------  --------
               Current provision.............  $   7,279   $  1,936  $  1,937
               Deferred provision (benefit)..     (1,741)     2,106        62
                                               ---------   --------  --------
                 Tax provision...............  $   5,538   $  4,042  $  1,999
                                               =========   ========  ========

     A reconciliation of taxes at the federal statutory rate with the income taxes recorded by the Company is presented below (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                  1999       1998       1997
                                               ---------   --------   --------

Computed taxes at statutory rate.............  $   4,846   $  3,536   $  1,888
Amortization of non-deductible intangibles...        119        119        116
State income taxes, net of federal benefit...        369        399        229
Changes in valuation allowance...............         --       (420)      (484)
Other........................................        204        408        250
                                               ---------   --------   --------
                                               $   5,538   $  4,042   $  1,999
                                               =========   ========   ========


6.   CREDIT FACILITIES

     As of December 31, 1999, $40.0 million of borrowings were outstanding under the Company's $50.0 million Bridge Facility which is unsecured and matures in October 2000. At December 31, 1999, interest on the Bridge Facility was LIBOR plus a margin of 6.0%. The margin increases by 0.5% each quarter until repaid. At maturity, the lenders have an option to convert the borrowings outstanding under the Bridge Facility into longer term exchange notes and to purchase up to 5% of the Company's outstanding common stock at an exercise price of 110% of the market price of the Company's common stock on the date of the exchange.

     The Company's long-term debt consisted of the following (in thousands):

                                                                   DECEMBER 31,
                                                              ---------------------
                                                                1999         1998
                                                              ---------    --------
               Revolving Line of Credit due March
                 2003 with an interest rate of
                 prime plus 0% to 0.5% or
                 LIBOR plus 1.75% to 2.50%.................   $  51,500    $ 48,400
               Senior Secured Notes due July 2010
                 with an interest rate of 7.74%............      50,000      50,000
               Notes Payable, interest at 4.8% to 7.15%....          --          80
                                                              ---------    --------
               Total debt..................................     101,500      98,480
               Less: current maturities....................          --         (73)
                                                              ---------    --------

               Long-term debt..............................   $ 101,500    $ 98,407
                                                              =========    ========

     In December 1998, the Company formalized terms under an amended and restated credit agreement with a financial institution (the "1998 Credit Facility"). The 1998 Credit Facility provides for borrowings up to $60.0 million under a revolving line of credit, the availability of which is determined by the Company's projected pro forma cash flow. The $60.0 million borrowing capacity is reduced by $3.0 million per quarter beginning September 30, 2000. The 1998 Credit Facility matures in March 2003 and bears interest, at the election of the Company, at either the prime rate plus a margin of 0% to 0.5% or a rate which is 1.75% to 2.50% above the applicable LIBOR rate. Interest is payable monthly with respect to prime rate loans and at the expiration of the applicable LIBOR period for LIBOR based loans. Commitment fees equal to 0.375% per annum are payable on the unused portion of the facility. The 1998 Credit Facility is secured by substantially all of the Company's assets, including the stock of all the Company's subsidiaries, does not permit the payment of cash dividends and requires the Company to comply with certain earnings, net worth and debt service covenants. Additionally, the 1998 Credit Facility provides the Company with the ability to enter into future operating lease agreements that provide for residual value guarantees. See Note 7 to the Consolidated Financial Statements.

     In July 1998, the Company completed a private placement of $50.0 million of Senior Secured Notes ("Senior Notes"), of which $25.0 million was issued in July 1998 and $25.0 million in August 1998. The Senior Notes, which bear interest at a fixed rate of 7.74%, mature on July 15, 2010. Under the Senior Notes purchase agreements, the Company is required to make eight annual principal payments of $6.25 million beginning on July 15, 2003 and comply with certain financial covenants. Earlier payments of principal are allowed subject to certain prepayment provisions. Interest is payable semi-annually. The holders of the Senior Notes and the lenders under the 1998 Credit Facility have a collateral-sharing agreement whereby both sets of creditors have an equal security interest in substantially all the assets of the Company.

     Notes payable pertain to financed insurance premiums and various vehicle notes. Scheduled maturities of long-term debt were as follows (in thousands):

                       For the year ending December 31 --
                          2000.............................  $       --
                          2001.............................       9,500
                          2002.............................      12,000
                          2003.............................      36,250
                          2004.............................       6,250
                          Thereafter.......................      37,500
                                                             ----------
                              Total........................  $  101,500
                                                             ==========

7.   COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     The Company leases office space and certain facilities under long-term operating leases. Rent expense for all operating leases for the years ended December 31, 1999, 1998 and 1997, was approximately $5,358,000, $4,490,000 and
$3,583,000, respectively. Under the 1998 Credit Facility, the Company has entered into operating lease agreements for the acquisition or development of operating facilities. The leases under this arrangement each have a term of five years, include purchase and renewal options and provide for a substantial residual value guarantee (approximately 85% of the total cost) by the Company which could, under certain circumstances, be due upon termination of the leases. Upon termination of a lease, the Company could either exercise a purchase option, or the facilities could be sold to a third party. The Company expects the fair market value of the leased facilities to substantially reduce or eliminate the Company's potential obligation under the residual value guarantee. At December 31, 1999, there was one operating lease under this arrangement; however, the table of future minimum lease payments below includes the anticipated lease payments related to projects currently in process for which the Company will enter into lease arrangements at construction completion.

     In November 1999, the Company entered into an agreement for the sale and leaseback of certain of its furniture and equipment. The Company has purchase and lease renewal options at projected future fair market values under the agreements. The leases are classified as operating leases. At the date of sale, furniture and equipment with carrying values totaling $11,834,000 were sold and the gains realized on the sale totaling $7,261,000 were deferred and are being credited to income as rent expense adjustments over the lease term.

     As of December 31, 1999, the Company had the following rental commitments under noncancelable operating leases and anticipated lease payments under the Company's facility lease financing arrangement (in thousands):

                       For the year ending December 31 --
                          2000..............................  $   8,777
                          2001..............................      9,533
                          2002..............................      8,638
                          2003..............................      7,188
                          2004..............................        704
                          Thereafter........................      8,441
                                                              ---------
                            Total                             $  43,281
                                                              =========

     401(K) PLAN

     The Company has a defined contribution 401(k) plan. The Company's matching contribution currently represents 50 percent of a participant's contribution, up to the first six percent of the participant's salary. For the years ended December 31, 1999, 1998 and 1997, the Company recorded $754,000, $611,000 and
$514,000, respectively, of contribution expense.

     OTHER

     The Company is subject to certain claims and disputes arising in the normal course of the Company's business. In the opinion of the Company's management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

8.   STOCKHOLDERS' EQUITY

     STOCKHOLDER RIGHTS PLAN

     On May 1, 1998, the Company adopted a stockholder rights plan. Under the plan, each stockholder of record at the close of the business day on May 11, 1998, received one Preferred Stock Purchase Right ("Right") for each share of common stock held. The Rights expire on May 1, 2008. Each Right initially entitles the stockholder to purchase one one-thousandth of a Series A Junior Participating Preferred Share for $120.00. Each Preferred Share has terms designed to make it economically equivalent to one thousand common shares. The Rights will become exercisable only in the event a person or group acquires 15% or more of the Company's common stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning 15% or more of the Company's common stock. If a person or group acquires a 15% or more position in the Company, each Right (except those held by the acquiring party) will then entitle its holder to purchase, at the exercise price, common stock of the Company having a value of twice the exercise price. The effect will be to entitle the holder to buy the common stock at 50% of the market price. Also, if following an acquisition of 15% or more of the Company's common stock, the Company is acquired by that person or group in a merger or other business combination transaction, each Right would then entitle its holder to purchase common stock of the acquiring company having a value of twice the exercise price. The effect will be to entitle the Company's stockholders to buy stock in the acquiring company at 50% of the market price. The Company may redeem the Rights at $0.01 per Right at any time prior to the acquisition of 15% or more of its common stock by a person or group.

     STOCK OFFERING

     On October 17, 1997, the Company completed an offering of its common stock. Net proceeds to the Company from the sale of the 2,250,000 shares of newly issued common stock were approximately $41.1 million. Proceeds from the offering were used to repay indebtedness of $18.0 million under a credit facility, with the remainder used for 1998 acquisitions.

     PREFERRED STOCK

     Preferred stock may be issued from time to time by the Board of Directors of the Company, which is responsible for determining the voting, dividend, redemption, conversion and liquidation features of any preferred stock.

     OPTIONS

     In May 1996, the Company adopted the 1996 Stock Option Plan and amended and restated the plan in April 1998 ("1996 Plan"). Pursuant to the 1996 Plan, the Company may grant non-qualified and incentive stock options. The Compensation Committee of the Board of Directors is responsible for determining the exercise price and vesting terms for the options. Additionally, prior to the Company's initial public offering ("IPO"), the Company made various grants of options to purchase the Company's common stock.

     Under the 1996 Plan, the Company may grant options for up to the greater of 1,500,000 shares or 15% of the aggregate number of shares of common stock outstanding. The 1996 Plan option exercise price can be no less than the market price of the Company's common stock on the date of grant. The 1996 Plan options vest up to seven years and expire seven to ten years from the grant date.

     A summary of the status of the Company's 1996 Plan and other options at December 31, 1999, 1998 and 1997, and changes during the years then ended is presented in the tables below:

                                                   1999                    1998                    1997
                                          ----------------------  ----------------------  -----------------------
                                                        WEIGHTED                WEIGHTED                WEIGHTED
                                                         AVERAGE                 AVERAGE                 AVERAGE
                                                        EXERCISE                EXERCISE                EXERCISE
                                             SHARES       PRICE      SHARES      PRICE       SHARES      PRICE
                                          ----------    --------  -----------   --------  -----------   ---------
Outstanding at beginning of year.......    1,338,839    $ 15.73       854,454    $ 6.60     1,078,109     $ 4.32
Granted................................      463,000      11.98       932,872     22.83       161,000      12.57
Exercised..............................      (57,200)     10.60      (177,187)     2.94      (375,505)      2.55
Forfeited or canceled..................     (502,002)     23.40      (271,300)    19.76        (9,150)      9.67
                                          ----------              -----------             -----------
Outstanding at end of year.............    1,242,637      11.46     1,338,839     15.73       854,454       6.60
                                          ==========              ===========             ===========

Exercisable at end of year.............      523,712       7.17       487,557      5.84       613,604       4.64

Weighted average fair value of
   options granted at market...........        $9.48                   $16.41                   $9.42

     In connection with the acquisition of Abraxas in September 1997, the Company granted options to purchase 10,000 shares of common stock at an exercise price of $7.59, which was equal to 50% of the fair market value of the Company's common stock. The fair value of these options, which were not granted under the 1996 Plan, was $12.57 per share.

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                          WEIGHTED    WEIGHTED                       WEIGHTED
                                                           AVERAGE     AVERAGE                       AVERAGE
                                            NUMBER        REMAINING   EXERCISE        NUMBER         EXERCISE
         RANGE OF EXERCISE PRICES         OUTSTANDING       LIFE       PRICE        EXERCISABLE       PRICE
        ---------------------------      -------------   ----------  -----------   -------------   -----------
         $ 2.00 to $ 2.50.............       103,919         5.0     $   2.07           103,919    $    2.07
           3.75 to 5.64...............       277,248         6.4         4.90           277,248         4.90
           7.59 to 10.50..............       374,000         9.6        10.33            25,000         9.93
          11.75 to 16.00..............       313,603         8.6        15.09            82,995        13.92
          19.00 to 24.375.............       173,867         8.3        23.43            34.550        22.56
                                         -----------                                -----------
                                           1,242,637         8.1     $  11.46           523,712    $    7.17
                                         ===========                                ===========

     Had compensation cost for the stock option grants under the 1996 Plan and other stock options and warrants been determined under SFAS No. 123, the Company's net income and diluted net earnings per share would have been the following pro forma amounts (in thousands, except per share amounts):

                                                                                YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------
                                                                           1999           1998         1997
                                                                       ------------   ------------ ----------

       Net income:                          As reported                  $   5,352    $   6,062    $   3,554
                                            Pro forma                        3,662        4,380        3,177

       Earnings per share (diluted):        As reported                        .55          .62          .46
                                            Pro forma                          .38          .45          .41

     Under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the minimum value calculation prior to the IPO and the Black-Scholes option pricing model subsequent to the IPO. The following weighted average assumptions were used for grants in 1999, 1998 and 1997, respectively: risk-free interest rates of 6.6%, 5.8% and 6.5%; dividend rates of $0, $0 and $0; expected lives of 10.0, 10.0 and 10.0 years; expected volatility of 65.74%, 54.70% and 54.79%.

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

     On July 8, 1996, the Chairman of the Board and the Chief Executive Officer of the Company exercised options to purchase 137,110 and 82,750 shares of Class A Common Stock and Class B Common Stock at an aggregate price of $274,220 and $180,638, respectively. In connection with the exercise, each officer entered into a promissory note with the Company for the respective aggregate exercise amounts. The promissory notes, as amended, bear interest at the applicable short-term federal rate as prescribed by Internal Revenue Service regulations, mature in June 2004, are full recourse and are collateralized by shares of common stock.

     TREASURY STOCK

     During the year ended December 31, 1998, the Company repurchased 142,100 shares of common stock on the open market under a share repurchase program at an aggregate cost of $1,646,000.

9.   SEGMENT DISCLOSURE

     The Company's three operating divisions are its reportable segments. The secure institutional segment consists of the operation of secure adult incarceration facilities. The juvenile segment consists of providing residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of 10 and 17 who either have been adjudicated or suffer from behavioral problems. The pre-release segment consists of providing pre-release and halfway house programs for adult offenders who are either on probation or serving the last three to six months of their sentences on parole and preparing for re-entry into society at large. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intangible assets are not included in each segment's reportable assets, and the amortization of intangible assets is not included in the determination of a segment's operating income or loss. The Company evaluates performance based on income or loss from operations before general and administrative expenses, incentive bonuses, amortization of intangibles, interest and income taxes. Corporate and other assets is comprised primarily of cash, accounts receivable, deposits, deferred costs and deferred taxes.

     The only significant noncash item reported in the respective segments' income or loss from operations is depreciation and amortization (excluding intangibles):

                                                                                       (IN THOUSANDS)
                                                                                 YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------
                                                                              1999          1998          1997
                                                                          ----------     ----------    ----------
Revenues
     Secure institutional..............................................   $   76,011     $   52,630    $   32,283
     Juvenile..........................................................       67,131         47,032        18,536
     Pre-release.......................................................       33,825         23,457        19,483
                                                                          ----------     ----------    ----------
Total revenues.........................................................   $  176,967     $  123,119    $   70,302
                                                                          ==========     ==========    ==========

Depreciation and amortization
     Secure institutional..............................................   $    3,013     $    2,145    $      693
     Juvenile..........................................................        1,001            739           493
     Pre-release.......................................................          831            685           613
     Amortization of intangibles.......................................          810            415           340
     Corporate and other...............................................          352            244            92
                                                                          ----------     ----------    ----------
Total depreciation and amortization....................................   $    6,007     $    4,228    $    2,231
                                                                          ==========     ==========    ==========

Income (loss) from operations
     Secure institutional..............................................   $   17,930     $   12,638    $    6,532
     Juvenile..........................................................        8,482          5,058         2,128
     Pre-release.......................................................        7,122          4,043         2,930
     General and administrative expenses...............................       (9,932)        (7,581)       (5,394)
     Incentive bonuses.................................................          (50)          (803)          (50)
     Amortization of intangibles.......................................         (810)          (415)         (340)
     Corporate and other...............................................         (493)          (351)         (176)
                                                                          ----------     ----------    ----------
Total income from operations...........................................   $   22,249     $   12,589    $    5,630
                                                                          ==========     ==========    ==========

Assets
     Secure institutional..............................................   $  141,268     $  127,774    $   38,495
     Juvenile..........................................................       53,498         37,917        27,779
     Pre-release.......................................................       47,952         28,815         8,469
     Intangible assets, net............................................       17,911          9,935         6,104
     Corporate and other...............................................       13,362          8,254        23,262
                                                                          ----------     ----------    ----------
Total assets...........................................................   $  273,991     $  212,695    $  104,109
                                                                          ==========     ==========    ==========

Capital expenditures
     Secure institutional..............................................   $   13,536     $   40,243    $    7,872
     Juvenile..........................................................        4,203          5,927           272
     Pre-release.......................................................        5,184          2,188           966
     Corporate and other...............................................        6,144          1,125           530
                                                                          ----------     ----------    ----------
Total capital expenditures.............................................   $   29,067     $   49,483    $    9,640
                                                                          ==========     ==========    ==========

10.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      1ST           2ND          3RD          4TH
                                                  QUARTER (1)     QUARTER      QUARTER      QUARTER       YEAR
                                                  -----------    ---------    ---------    ---------    ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
1999:
   Revenues.....................................  $   38,356    $  43,609    $  45,321     $ 49,681    $  176,967
   Income from operations.......................       3,987        4,815        5,945        7,502        22,249
   Income before cumulative effect of
     change in accounting principle.............       1,440        1,783        2,287        2,796         8,306
   Net income (loss)............................      (1,514)       1,783        2,287        2,796         5,352

   Earnings per share before cumulative
     effect of change in accounting principle:
   - Basic......................................  $      .15    $     .19    $     .24     $    .30    $      .88
   - Diluted....................................  $      .15    $     .18    $     .24     $    .29    $      .86
   Earnings per share:
   - Basic......................................  $     (.16)   $     .19    $     .24     $    .30    $      .57
   - Diluted....................................  $     (.16)   $     .18    $     .24     $    .29    $      .55

1998:
   Revenues.....................................  $   27,041    $  29,099    $  30,731     $ 36,248    $  123,119
   Income from operations.......................       2,393        2,482        3,285        4,429        12,589
   Net income...................................       1,258        1,281        1,596        1,927         6,062

   Earnings per share:
   - Basic......................................  $      .13    $     .14    $     .17     $    .20    $      .64
   - Diluted....................................  $      .13    $     .13    $     .16     $    .20    $      .62

(1) The Company adopted SOP 98-5 in January 1999 and recorded a net-of-tax charge of approximately $3.0 million for the cumulative effect of a change in accounting principle.

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)     FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
              1.  Financial statements and reports of Arthur Andersen LLP
                      Report of Independent Public Accountants
                      Consolidated Balance Sheets - December 31, 1999 and 1998 Consolidated Statements of Operations for the years ended
                         December 31, 1999, 1998 and 1997
                      Consolidated Statements of Stockholders' Equity for the
                         years ended December 31, 1999, 1998 and 1997
                      Consolidated Statements of Cash Flows for the years ended
                         December 31, 1999, 1998 and 1997
                      Notes to Consolidated Financial Statements
              2.  Financial statement schedules
                      All schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

              3.  Exhibits

  EXHIBIT
    NO.                                  DESCRIPTION                                    INCORPORATED BY REFERENCE
    3.1      Restated Certificate of Incorporation of the Company.                                  1
    3.2      Amended and Restated Bylaws of the Company.                                           10
    4.1      Certificate representing Common Stock.                                                 2
    4.2      Registration Rights Agreement dated as of March 31, 1994, as amended,                  2
             among the Company and the stockholders listed on the signature pages thereto.
    4.3      Rights Agreement dated as of May 1, 1998 between the Company and                       7
             the stockholders listed on the signature pages thereto.
    9.1      Stock Transfer and Voting Agreement dated November 23, 1994                            2
             between David M. Cornell and Jane B. Cornell.
   10.1      Cornell Corrections, Inc. Amended and Restated 1996 Stock Option                       6
             Plan.(a)
   10.2      Employment Agreement dated as of September 9, 1997 between Abraxas                     3
             Group, Inc. and Arlene R. Lissner.(a)
   10.3      Covenant Not to Compete Agreement dated as of September 9, 1997 by                     3
             and between the Company and Arlene R. Lissner.(a)
   10.4      Form of Indemnification Agreement between the Company and each of                      2
             its directors and executive officers.
   10.5      Stockholders Agreement among certain stockholders named therein dated                  3
             September 15, 1997.

  EXHIBIT
    NO.                                  DESCRIPTION                                    INCORPORATED BY REFERENCE

   10.6      Contract between CCCI and the CDC (No. 92.401) for the Baker,                          2
             California Facility dated June 25, 1992, as amended.
   10.7      Professional Management Agreement between the Company and Central                      2
             Falls Detention Facility Corporation dated July 15, 1992.
   10.8      Operating Agreement by and between each of MidTex Detentions, Inc.,                    2
             the City of Big Spring, Texas ("Big Spring") and Cornell Corrections of
             Texas, Inc. ("CCTI") dated as of July 1, 1996 and related Assignment and Assumption of Operating Agreement.
   10.9      Contract between CCCI and the CDC (No. R92.132) for the Live Oak,                      2
             California Facility dated March 1, 1993, as amended.
   10.10     Asset Purchase Agreement dated as of January 31, 1997 by and between                   4
             CCTI and Interventions Co.
   10.11     Asset Purchase Agreement dated as of August 14, 1997 by and between                    3
             the Company and Abraxas Group, Inc., Foundation for Abraxas, Inc.,
             Abraxas Foundation, Inc., Abraxas Foundation of Ohio and Abraxas, Inc.
   10.12     Contract between Texas Alcoholism Foundation, Inc. and the Texas                       2
             Department of Criminal Justice, Parole Division for the Reid Facility
             dated January 31, 1996, as amended.
   10.13     Form of Contract between CCCI and the Utah State Department of                         2
             Human Services, Division of Youth Corrections for the Salt Lake City,
             Utah Juvenile Facility.
   10.14     Asset Purchase Agreement among CCTI, Texas Alcoholism Foundation,                      2
             Inc. and the Texas House Foundation, Inc. dated May 14, 1996.
   10.15     Asset Purchase Agreement among CCTI, the Company, Ed Davenport,                        2
             Johnny Rutherford and MidTex Detentions, Inc. dated May 22, 1996.
   10.16     Lease Agreement between CCCI and Baker Housing Company dated                           2
             August 1, 1987 for the Baker, California facility.
   10.17     Lease Agreement between CCCI and Sun Belt Properties dated as of May                   2
             23, 1988, as amended for the Live Oak, California facility.
   10.18     Lease Agreement between Big Spring and Ed Davenport dated as of July                   2
             1, 1996 for the Interstate Unit and related Assignment and Assumption of
             Leases.
   10.19     Secondary Sublease Agreement between Big Spring and Ed Davenport                       2
             dated as of July 1, 1996 for the Airpark Unit and related Assignment and
             Assumption of Leases.
   10.20     Secondary Sublease Agreement between Big Spring and Ed Davenport                       2
             dated as of July 1, 1996 for the Flightline Unit and related Assignment and Assumption of Leases.
   10.21     Stock Option Agreement between the Company and CEP II dated July 9,                    2
             1996.
   10.22     Form of Option Agreement between the Company and the Optionholder                     10
             listed therein dated as of November 1, 1995.
   10.23     Third Amended and Restated Credit Agreement among the Company,                        10
             Subsidiaries of the Company, the Lenders and ING, as agent to the
             Lenders dated as of December 3, 1998.
   10.24     Senior Note Agreement by and between the Company and the Note                          8
             Purchasers dated July 15, 1998.
   10.25     Asset Purchase Agreement dated as of November 17, 1997 by and                          5
             between Foresite Capital Facilities Corporation and the Hinton Economic
             Development Authority.
   10.26     Amendment dated December 10, 1997 to Asset Purchase Agreement                          5
             dated as of November 17, 1997.
   10.27     Amendment No. 2 dated January 6, 1998 to Asset Purchase Agreement                      5
             dated as of November 17, 1997.

  EXHIBIT
    NO.                                  DESCRIPTION                                    INCORPORATED BY REFERENCE

   10.28     Assignment of Agreement of Purchase and Sale dated as of January 5,                    5
             1998 by and between Foresite Capital Facilities Corporation and Cornell
             Corrections of Oklahoma, Inc.
   10.29     Allvest Asset Purchase Agreement dated as of June 20, 1998 by and                      9
             between the Company and Allvest, Inc., St. John Investments, and
             William C. Weimar.
   10.30     Subordinated Bridge Loan Agreement by and between the Company and                     11
             ING dated October 14, 1999.
   10.31     Asset Purchase Agreement by and among the Company and Interventions                   11
             and IDDRS Foundation dated May 10, 1999.
   10.32     Extension of Asset Purchase Agreement by and among the Company and                    11
             Interventions and IDDRS Foundation dated September 30, 1999.
   10.33     Asset Purchase Agreement by and among BHS Consulting Corp., its                       11
             Shareholders and the Company dated May 10, 1999.
   10.34     Extension of Asset Purchase Agreement by and among BHS Consulting                     11
             Corp., its Shareholders and the Company dated September 30, 1999.
   10.35     Amendment to Asset Purchase Agreement by and among BHS                                11
             Consulting Corp., its Shareholders and the Company dated November 12,
             1999.
   10.36     Participation Agreement among the Company and certain of its subsidiaries and Heller Financial Leasing, Inc. dated November 23, 1999.
   10.37     Lease Agreement between First Security Bank, National Association, and the Company and certain of its subsidiaries dated November 23,
             1999.
   10.38     Lease Agreement by and among Hinton Economic Development
             Authority, the Town of Hinton, Oklahoma, and Cornell Corrections of
             Oklahoma, Inc. dated December 31, 1999.
   10.39     Consulting Agreement between the Company and David M. Cornell dated
             December 15, 1999. (a)
   10.40     Form of Severance Agreement executed by John Hendrix, Arlene
             Lissner, Thomas Jenkins, Thomas Rathjen, Patrick Perrin and Steven
             Logan. (a)
   11.1      Computation of Per Share Earnings.
   21.1      Subsidiaries of the Company.
   23.1      Consent of Arthur Andersen LLP.
   24.1      Powers of Attorney.
   27.1      Financial Data Schedule.

(a)  Management compensatory plan or contract.
(1) Annual Report on Form 10-K of the Company for the year ended December 31, 1996.
(2) Registration Statement on Form S-1 of the Company (Registration No. 333-08243).
(3) Registration Statement on Form S-1 of the Company (Registration No. 333-35807).
(4)  Current Report on Form 8-K of the Company dated January 31, 1997.
(5)  Current Report on Form 8-K of the Company dated January 6, 1998.
(6)  Definitive Proxy Statement dated March 9, 1998.
(7)  Registration Statement on Form 8-A of the Company filed May 11, 1998.
(8) Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 1998.
(9)  Current Report on Form 8-K of the Company dated August 13, 1998.
(10) Annual Report on Form 10-K of the Company for the year ended December 31, 1998.
(11) Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1999.

      (b)     REPORTS ON FORM 8-K

              On November 24, 1999, the Company filed Form 8-K dated November 24, 1999 reporting the acquisition of Interventions, Inc.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CORNELL CORRECTIONS, INC.

Dated: March 30, 2000                       By:   /S/ STEVEN W. LOGAN
                                                  -------------------
                                                  Steven W. Logan
                                                  President and
                                                  Chief Executive Officer

SIGNATURE                         TITLE                              DATE
---------                         -----                              ----
/S/ STEVEN W. LOGAN               President, Chief Executive         March 30, 2000
Steven W. Logan                   Officer and Director
                                  (Principal Executive Officer)

/S/ JOHN L. HENDRIX               Vice President and                 March 30, 2000
John L. Hendrix                   Chief Financial Officer
                                  (Principal Financial Officer and
                                   Principal Accounting Officer)



/S/ DAVID M. CORNELL*             Chairman of the Board              March 30, 2000
David M. Cornell

/S/ ANTHONY CHASE*                Director                           March 30, 2000
Anthony Chase

/S/ JAMES H.S. COOPER*            Director                           March 30, 2000
James H.S. Cooper

/S/ CAMPBELL A. GRIFFIN, JR.*     Director                           March 30, 2000
Campbell A. Griffin, Jr.

/S/ PETER A. LEIDEL*              Director                           March 30, 2000
Peter A. Leidel

/S/ ARLENE R. LISSNER *           Director                           March 30, 2000
Arlene R. Lissner

/S/ TUCKER TAYLOR*                Director                           March 30, 2000
Tucker Taylor

* By:     STEVEN W. LOGAN
          ---------------
          Steven W. Logan
          Attorney-in-Fact
