Form 10-Q
period 2000-03-31
CORNELL CORRECTIONS INC
filed 2000-05-15
CIK 1016152

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD __________ TO _______________

                         COMMISSION FILE NUMBER 1-14472

                            CORNELL CORRECTIONS, INC.
                       -----------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                      76-0433642
 ---------------------------------                   -------------------
  (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


1700 WEST LOOP SOUTH, SUITE 1500, HOUSTON, TEXAS              77027
------------------------------------------------            ----------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (713) 623-0790

Indicate by a check mark whether Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X] No [ ]

At April 30, 2000 Registrant had outstanding 9,464,013 shares of its Common
Stock.
================================================================================

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CORNELL CORRECTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                    MARCH 31,         DECEMBER 31,
                                                                                                      2000                1999
                                                                                                 ---------------    ---------------
                              ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .................................................................   $           261    $         1,763
   Accounts receivable, net ..................................................................            49,095             48,092
   Deferred tax asset ........................................................................             1,206              1,206
   Prepaids and other ........................................................................             1,664              1,356
   Restricted assets .........................................................................             2,155              2,339
                                                                                                 ---------------    ---------------
      Total current assets ...................................................................            54,381             54,756
PROPERTY AND EQUIPMENT, net ..................................................................           196,058            194,498
OTHER ASSETS:
   Intangible assets, net ....................................................................            17,918             18,270
   Deferred costs and other ..................................................................             5,807              6,467
                                                                                                 ---------------    ---------------
      Total assets ...........................................................................   $       274,164    $       273,991
                                                                                                 ===============    ===============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities ..................................................   $        26,009    $        27,392
   Note payable ..............................................................................            40,000             40,000
                                                                                                 ---------------    ---------------
      Total current liabilities ..............................................................            66,009             67,392
LONG-TERM DEBT ...............................................................................           101,250            101,500
OTHER LONG-TERM LIABILITIES ..................................................................             7,604              7,891

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value, 10,000,000 shares authorized,
     none outstanding ........................................................................              --                 --
   Common stock, $.001 par value, 30,000,000 shares authorized, 10,161,113
     and 10,137,528 shares issued and outstanding, respectively ..............................                10                 10
   Additional paid-in capital ................................................................            90,516             90,394
   Stock option loans ........................................................................              (455)              (455)
   Retained earnings .........................................................................            13,229             11,258
   Treasury stock (697,100 shares of common stock, at cost) ..................................            (3,999)            (3,999)
                                                                                                 ---------------    ---------------
      Total stockholders' equity .............................................................            99,301             97,208
                                                                                                 ---------------    ---------------
      Total liabilities and stockholders' equity .............................................   $       274,164    $       273,991
                                                                                                 ===============    ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                           CORNELL CORRECTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                         THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                 ----------------------------------
                                                                                                      2000               1999
                                                                                                 ---------------    ---------------
REVENUES .....................................................................................   $        53,468    $        38,356
OPERATING EXPENSES ...........................................................................            41,638             30,068
PRE-OPENING AND START-UP EXPENSES ............................................................               349                543
DEPRECIATION AND AMORTIZATION ................................................................             1,778              1,405
GENERAL AND ADMINISTRATIVE EXPENSES ..........................................................             2,802              2,353
                                                                                                 ---------------    ---------------

INCOME FROM OPERATIONS .......................................................................             6,901              3,987
INTEREST EXPENSE .............................................................................             3,593              1,608
INTEREST INCOME ..............................................................................               (27)               (21)
                                                                                                 ---------------    ---------------

INCOME BEFORE PROVISION FOR INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE ...................................................             3,335              2,400
PROVISION FOR INCOME TAXES ...................................................................             1,364                960
                                                                                                 ---------------    ---------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE ..................................................................................             1,971              1,440

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
  NET OF RELATED INCOME TAX PROVISION OF $1,969 IN 1999 ......................................              --                2,954
                                                                                                 ---------------    ---------------

NET INCOME (LOSS) ............................................................................   $         1,971    $        (1,514)
                                                                                                 ===============    ===============

EARNINGS (LOSS) PER SHARE:
   BASIC
     Income before cumulative effect of change in accounting pinciple ........................   $           .21    $           .15
     Cumulative effect of change in accounting principle .....................................              --                 (.31)
                                                                                                 ---------------    ---------------
     Net income (loss) .......................................................................   $           .21    $          (.16)
                                                                                                 ===============    ===============

   DILUTED
     Income before cumulative effect of change in accounting pinciple ........................   $           .21    $           .15
     Cumulative effect of change in accounting principle .....................................              --                 (.31)
                                                                                                 ---------------    ---------------
     Net income (loss) .......................................................................   $           .21    $          (.16)
                                                                                                 ===============    ===============

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
   BASIC .....................................................................................             9,452              9,412
   DILUTED ...................................................................................             9,602              9,663

  The accompanying notes are an integral part of these consolidated financial statements.

                            CORNELL CORRECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                               THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                     --------------------------------------
                                                                                          2000                    1999
                                                                                     ---------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..............................................................   $         1,971        $        (1,514)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities --
   Cumulative effect of change in accounting principle ...........................              --                    2,954
   Depreciation ..................................................................             1,048                  1,077
   Amortization ..................................................................               730                    328
   Provision for bad debts .......................................................               174                     34
   Loss on sale of property and equipment ........................................                43                   --
   Change in assets and liabilities
      Accounts receivable ........................................................            (1,177)                (2,549)
      Restricted assets ..........................................................               184                     37
      Other assets ...............................................................              (415)                  (313)
      Accounts payable and accrued liabilities ...................................            (1,381)                  (949)
      Deferred revenues and other liabilities ....................................              (287)                  (749)
                                                                                     ---------------        ---------------
   Net cash provided by (used in) operating activities ...........................               890                 (1,644)
                                                                                     ---------------        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...........................................................            (2,341)                (9,445)
  Proceeds from sales of property and equipment ..................................                77                   --
                                                                                     ---------------        ---------------
   Net cash used in investing activities .........................................            (2,264)                (9,445)
                                                                                     ---------------        ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ...................................................            21,400                 14,500
  Payments on long-term debt .....................................................           (21,650)                 5,475
  Proceeds from issuance of common stock .........................................                97                   --
  Proceeds from exercises of stock options .......................................                25                     93
                                                                                     ---------------        ---------------
   Net cash (used in) provided by financing activities ...........................              (128)                 9,118
                                                                                     ---------------        ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS ........................................            (1,502)                (1,971)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................................             1,763                  2,519
                                                                                     ---------------        ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................................   $           261        $           548
                                                                                     ===============        ===============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid, net of amounts capitalized ......................................   $         4,270        $         1,408
                                                                                     ===============        ===============
  Income taxes paid ..............................................................   $         3,915        $           248
                                                                                     ===============        ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                           CORNELL CORRECTIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared by Cornell Corrections, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2. WORKING CAPITAL DEFICIT AND FINANCING ARRANGEMENTS

   At March 31, 2000, the Company reported a working capital deficit of $11.6 million. Excluding the $40.0 million of borrowings outstanding under the Company's Subordinated Bridge Loan Agreement ("Bridge Facility"), which matures in October 2000, the Company had working capital of $28.4 million. Management believes that the repayment of borrowings outstanding under the Bridge Facility will be funded from potential proceeds of one, or a combination, of the efforts the Company is currently pursuing or negotiating to raise long-term financing including: (a) the issuance of longer term subordinated debt, (b) an expansion of the existing revolving line of credit under the 1998 Credit Facility, (c) a sale and leaseback of certain owned facilities and leasehold interests, or (d) other debt or equity financing arrangements. Should the Company not be successful in raising longer term financing pursuant to its efforts as described above before maturity of the Bridge Facility, the lender has an option to convert the borrowings outstanding under the Bridge Facility into eight year exchange notes, and to purchase up to five percent of the Company's outstanding common stock at an exercise price of 110% of the market price of the Company's common stock as of the date of the exchange. If these contemplated financing transactions are not consummated, the Company would be required to seek alternative and potentially dilutive capital funding sources to repay the Bridge Facility when due. No assurance can be made that the Company will be able to obtain the various financings described above.

   The Company's lease financing arrangement does not provide sufficient financing to fund the remaining construction costs for the New Morgan Academy, which is currently under construction, and the Moshannon Valley Correctional Center for which construction commenced in 1999 but as of May 2000 was still under a Stop-Work Order issued by the Federal Bureau of Prisons in June 1999. As of May 2000, there were approximately $59.0 million in anticipated unfunded capital requirements for the completion of these two projects. The funds for these new facilities are expected to be expended during the next twelve to eighteen months. The Company's current lease financing arrangement is available to fund up to approximately $5.2 million of these construction costs. Management believes that the remaining facility construction costs will be funded with an increase of the Company's lease financing arrangement.

3. CREDIT FACILITIES

   As of March 31, 2000, $40.0 million of borrowings were outstanding under the Company's $50.0 million Bridge Facility. The Bridge Facility matures in October 2000 and bears interest at LIBOR plus a margin of 6.5% and increases by 0.5% each quarter until repaid. At maturity, the lenders have an option to convert the borrowings outstanding under the Bridge Facility into longer term exchange notes as described above in Note 2.

   As of March 31, 2000, the Company had borrowings outstanding under the 1998 Credit Facility of $51.3 million. Under the 1998 Credit Facility, the Company has a $60.0 million revolving line of credit, the availability of which is determined by the Company's projected pro forma cash flow. The 1998 Credit Facility matures in 2003 and bears interest, at the election of the Company, at either the prime rate plus a margin of 0% to 0.5% or a rate which is 1.75% to 2.50% above the applicable LIBOR rate. The 1998 Credit Facility is secured by all of the Company's assets, including the stock of all the Company's subsidiaries, does not permit the payment of cash dividends and requires the Company to comply with certain earnings, net worth and debt service covenants. Additionally, the 1998 Credit Facility provides the Company with the ability to enter into future operating lease agreements that provide for residual value guarantees.

   As of March 31, 2000, the Company had outstanding $50.0 million of Senior Secured Notes ("Senior Notes"). The Senior Notes, which bear interest at a fixed rate of 7.74%, mature on July 15, 2010. Under the Senior Notes purchase agreements, the Company is required to make eight annual principal payments of $6.25 million beginning on July 15, 2003 and comply with certain financial covenants. Earlier payments of principal are allowed subject to certain prepayment provisions. Interest is payable semi-annually. The holders of the Senior Notes and the lenders under the 1998 Credit Facility have a collateral-sharing agreement whereby both sets of creditors have an equal security interest in all the assets of the Company.

4. EARNINGS PER SHARE

   Basic earnings per share ("EPS") is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted EPS reflects the potential dilution from the exercise or conversion of securities, such as stock options, into common stock.

5. SEGMENT DISCLOSURE

   The Company's three operating divisions are its reportable segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Notes to Consolidated Financial Statements included in the Company's 1999 Annual Report on Form 10-K. Intangible assets are not included in each segment's reportable assets, and the amortization of intangible assets is not included in the determination of a segment's operating income or loss. The Company evaluates performance based on income or loss from operations before general and administrative expenses, incentive bonuses, amortization of intangibles, interest and income taxes. Corporate and other assets are comprised primarily of cash, accounts receivable, deposits, deferred costs and deferred taxes.

   The only significant noncash item reported in the respective segments' income or loss from operations is depreciation and amortization (excluding intangibles):

                                                           (IN THOUSANDS)
                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                         2000            1999
                                                       --------        --------
Revenues
   Adult secure institutional ..................       $ 21,081        $ 16,918
   Juvenile ....................................         20,496          13,689
   Pre-release .................................         11,891           7,749
                                                       --------        --------
Total revenues .................................       $ 53,468        $ 38,356
                                                       ========        ========
Income from operations
   Adult secure institutional ..................       $  4,836        $  3,925
   Juvenile ....................................          2,402             911
   Pre-release .................................          2,908           1,753
   General and administrative expense ..........         (2,802)         (2,353)
   Amortization of intangibles .................           (382)           (153)
   Corporate and other .........................            (61)            (96)
                                                       --------        --------
Total income from operations ...................       $  6,901        $  3,987
                                                       ========        ========

                                                MARCH 31,       DECEMBER 31,
                                                  2000              1999
                                             ---------------   ---------------
Assets
   Adult secure institutional ............   $       143,520   $       141,268
   Juvenile ..............................            48,360            53,498
   Pre-release ...........................            53,892            47,592
   Intangible assets, net ................            17,918            18,270
   Corporate and other ...................            10,474            13,363
                                             ---------------   ---------------
Total assets .............................   $       274,164   $       273,991
                                             ===============   ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The Company provides integrated facility development, design, construction and operational services to governmental agencies within three operating divisions: (a) adult secure institutional, correctional and detention services;
(b) juvenile treatment, educational and detention services and (c) pre-release correctional and treatment services. The following table sets forth, for the periods indicated, total service capacity, service capacity and contracted beds in operation, and average occupancy percentages.

                                                                                                    MARCH 31,         DECEMBER 31,
                                                                                                       2000               1999
                                                                                                 ---------------    ---------------
Total service capacity:
   Residential ...............................................................................            12,026             12,137
   Non-residential community-based ...........................................................             2,819              2,708
     Total ...................................................................................            14,845             14,845
Service capacity in operation (end of period) ................................................            13,046             12,240
Contracted beds in operation (end of period) (1) .............................................             9,835              9,029
Average occupancy based on contracted beds in operation (1) (2) ..............................              96.8%              95.8%
Average occupancy excluding start-up operations (1) ..........................................              98.5%              97.0%

-----------
(1)Occupancy percentages are based on contracted service capacity of residential facilities in operation. Since certain facilities have service capacities that exceed contracted capacities, occupancy percentages can exceed 100% of contracted capacity.

(2)Occupancy percentages reflect reduced occupancy during the start-up phase of applicable facilities, resulting in a lower average occupancy in periods when the Company has substantial start-up activities.

   The Company derives substantially all its revenues from operating correctional, detention, pre-release and treatment facilities for federal, state and local governmental agencies in the United States. Revenues for operation of correctional, detention, pre-release and treatment facilities are generally recognized on a per diem rate based upon the number of occupant days for the period, or hours served for the period or cost-plus reimbursement.

   Factors that the Company considers in determining the per diem rate to charge include: (a) the programs specified by the contract and the related staffing levels; (b) the wage levels customary in the respective geographic areas; (c) whether the proposed facility is to be leased or purchased, and (d) the anticipated average occupancy levels that the Company believes could reasonably be maintained.

   The Company's operating margins generally vary from facility to facility (regardless of whether the facility is adult secure institutional, juvenile or pre-release) based on the level of competition for the contract award, the proposed length of the contract, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, and the anticipated changes in operating costs, if any, over the term of the contract.

   The Company is responsible for all facility operating expenses, except for certain debt service and lease payments with respect to facilities for which it has only a management contract (nine facilities in operation at March 31, 2000).

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

   General and administrative expenses consist primarily of salaries of the Company's corporate and administrative personnel who provide senior management, accounting, finance, human resources, payroll, information systems, business development, and other services.

   Newly opened facilities are staffed according to contract requirements when the Company begins receiving occupants. Occupants are typically assigned to a newly opened facility on a phased-in basis over a one to three-month period. The Company may incur start-up operating losses at new facilities until break- even occupancy levels are reached. Quarterly results can be substantially affected by the timing of the commencement of operations as well as development and construction of new facilities.

   Working capital requirements generally increase immediately prior to the Company commencing management of a new facility as the Company incurs start-up costs and purchases necessary equipment and supplies before facility management revenue is realized.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentages of revenue represented by certain items in the Company's historical consolidated statements of operations.

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Total revenues .........................................    100.0%      100.0%
Operating expenses .....................................     77.9        78.4
Pre-opening and start-up expenses ......................      0.7         1.4
Depreciation and amortization ..........................      3.3         3.7
General and administrative expenses ....................      5.2         6.1
                                                         --------    --------
Income from operations .................................     12.9        10.4
Interest expense, net ..................................      6.7         4.1
                                                         --------    --------
Income before provision for income taxes and
   cumulative effect of change in accounting principle .      6.2         6.3
Provision for income taxes .............................      2.6         2.5
                                                         --------    --------
Income before cumulative effect of change
   in accounting principle .............................      3.6%        3.8%
                                                         ========    ========

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

   REVENUES. Revenues increased 39.4% to $53.5 million for the three months ended March 31, 2000 from $38.4 million for the three months ended March 31, 1999.

   Adult secure institutional division revenues increased 24.6% to $21.1 million for the three months ended March 31, 2000 from $16.9 million for the three months ended March 31, 1999 due principally to (a) expansions at the Big Spring Complex completed in the fourth quarter of 1999 and the first quarter of 2000,
(b) the opening of the additional 450 beds in the D. Ray James Prison in the 0first quarter of 1999 and (c) increased occupancy at the Santa Fe County Adult Detention Facility. The final 550 bed expansion of the D. Ray James Prison began housing inmates late in the first quarter of 2000 and is expected to attain normal occupancy levels during the second quarter of 2000. Revenues attributable to start-up operations for the D. Ray James Prison were approximately $44,000 for the three months ended March 31, 2000.

   Juvenile division revenues increased 49.7% to $20.5 million for the three months ended March 31, 2000 from $13.7 million for the three months ended March 31, 1999 due to (a) the operations of the juvenile facilities and programs acquired from Interventions - Illinois in November 1999, (b) the opening of the Cornell Abraxas Youth Center late in the first quarter of 1999, (c) increased occupancy at the Cornell Abraxas I facility due to an expansion completed in the fourth quarter of 1999, (d) increased occupancy at the Santa Fe County Juvenile Detention Facility and (e) the addition of various new programs during 1999 including two new non-residential mental health programs and one residential mental health program in Pennsylvania.

   Pre-release division revenues increased 53.5% to $11.9 million for the three months ended March 31, 2000 from $7.7 million for the three months ended March 31, 1999 due principally to the pre-release facilities and programs acquired from Interventions - Illinois in November 1999.

   OPERATING EXPENSES. Operating expenses increased 38.5% to $41.6 million for the three months ended March 31, 2000 from $30.1 million for the three months ended March 31, 1999.

   Adult secure institutional division operating expenses increased 25.1% to $15.2 million for the three months ended March 31, 2000 from $12.1 million for the three months ended March 31, 1999 due principally to (a) the opening of an additional 450 beds in the D. Ray James Prison in the first quarter of 1999 and
(b) increased occupancy at the Santa Fe County Adult Detention Facility. As a percentage of revenues, excluding start-up operations, adult secure institutional division operating expenses were 72.0% for the three months ended March 31, 2000 compared to 71.6% for the three months ended March 31, 1999. The operating margin was impacted favorably by operating results of the Big Spring Complex expansions that were offset, in part, by a margin reduction due to the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999.

   Juvenile division operating expenses increased 44.5% to $17.6 million for the three months ended March 31, 2000 from $12.2 million for the three months ended March 31, 1999 due principally to (a) the operations of the juvenile facilities and programs acquired from Interventions - Illinois in November 1999, (b) the opening of the Cornell Abraxas Youth Center late in the first quarter of 1999,
(c) increased occupancy at the Cornell Abraxas I facility due to a facility expansion completed in the fourth quarter of 1999, (d) increased occupancy at the Santa Fe County Juvenile Detention Facility and (e) the addition of various new programs during 1999, including two new non-residential mental health programs and one residential mental health program in Pennsylvania. As a percentage of revenues, excluding start-up operations, operating expenses were 85.6% for the three months ended March 31, 2000 compared to 89.3% for the three months ended March 31, 1999. The increase in operating margin was attributable to higher margins at certain new programs and expansions operating since the first quarter of 1999 that were offset, in part, by a margin reduction due to the sale and leaseback of furniture and equipment during the fourth quarter of 1999.

   Pre-release division operating expenses increased 53.2% to $8.9 million for the three months ended March 31, 2000 from $5.8 million for the three months ended March 31, 1999 due principally to the acquisition of various pre-release facilities and programs from Interventions - Illinois in November 1999. As a percentage of revenues, operating expenses were 74.8% for the three months ended March 31, 2000 compared to 74.9% for the three months ended March 31, 1999.

   PRE-OPENING AND START-UP EXPENSES. Start-up expenses were $349,000 for the three months ended March 31, 2000 compared to $543,000 for the three months ended March 31, 1999 and were principally attributable to the start-up activities of the final 550 bed expansion of the D. Ray James Prison in the fourth quarter of 1999.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 26.5% to $1.8 million for the three months ended March 31, 2000 from $1.4 million for the three months ended March 31, 1999 due to (a) the completion of the expansions at the Big Spring Complex, (b) the completion of 450 beds in the D. Ray James Prison in the first quarter of 1999 and an additional 550 beds in the fourth quarter of 1999 and (c) various facility expansions. Depreciation was decreased due to the sale and leaseback of certain furniture and equipment during the fourth quarter of 1999 and due to the Company's change in the estimated useful lives of certain adult secure institutions effective July 1, 1999.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 19.1% to $2.8 million for the three months ended March 31, 2000 from $2.4 million for the three months ended March 31, 1999. The increase in general and administrative expenses resulted principally from the centralization of certain administrative functions and to the sale and leaseback of certain furniture and equipment during the fourth quarter of 1999.

   INTEREST. Interest expense, net of interest income, increased to $3.6 million for the three months ended March 31, 2000 from $1.6 million for the three months ended March 31, 1999 due principally to borrowings under the Company's $50.0 million Bridge Facility used principally to finance the Interventions - Illinois acquisition and facility expansions in 1999. Additionally, interest cost of $451,000 was capitalized during the three months ended March 31, 1999 related to the construction of the D. Ray James Prison. There was no interest capitalized during the three months ended March 31, 2000.

   INCOME TAXES. For the three months ended March 31, 2000 and 1999, the Company recognized a provision for income taxes at an estimated effective rate of 41% and 40%, respectively. The increase in the estimated effective tax rate was due to increased income in certain higher taxing states and a higher marginal federal tax rate.

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

   As discussed below, current credit facilities do not provide sufficient financing to fund the repayment of borrowings outstanding under the Bridge Facility. Management believes that repayment of the Bridge Facility will be funded from potential proceeds of one, or a combination, of the efforts the Company is currently pursuing or negotiating to raise long term financing, including: (a) the issuance of longer term subordinated debt, (b) an expansion of the existing revolving line of credit under the 1998 Credit Facility, (c) a sale and leaseback of certain owned facilities and leasehold interests, or (d) other debt or equity financing arrangements. Should the Company not be successful in raising longer term financing pursuant to its efforts as described above before maturity of the Bridge Facility, the lender has an option to convert the borrowings outstanding under the Bridge Facility into eight year exchange notes, and to purchase up to five percent of the Company's outstanding common stock at an exercise price of 110% of the market price of the Company's common stock as of the date of the exchange. If these contemplated financing transactions are not consummated, the Company would be required to seek alternative and potentially dilutive capital funding sources to repay the Bridge Facility when due. No assurance can be made that the Company will be able to obtain the various financing described above.

   NEW FACILITIES AND PROJECTS UNDER CONSTRUCTION. The New Morgan Academy is currently under construction and is expected to be completed and operational during the fourth quarter of 2000. In April 1999, the Company was awarded a contract to design, build and operate a 1,095 bed prison for the Federal Bureau of Prisons ("FBOP") in Moshannon Valley, Pennsylvania ("Moshannon Valley Correctional Center"). Construction and activation activities commenced immediately. In June 1999, the FBOP issued a Stop-Work Order pending a re-evaluation of their environmental documentation supporting the decision to award the contract. The environmental study was completed with a finding of no significant impact. While the Stop-Work Order remains in effect, management of the Company believes it will be lifted and construction will be resumed in the near-term. Development and construction costs for the New Morgan Academy and the Moshannon Valley Correctional Center are being financed with the Company's lease financing arrangement discussed below under "Long-Term Credit Facilities".

   As of May 12, 2000, there were approximately $59.0 million in anticipated unfunded capital requirements for the completion of the New Morgan Academy and the Moshannon Valley Correctional Center. The funds for these new facilities and related furnishings are expected to be expended during the next 12 to 18 months. The Company's current lease financing arrangement is available to fund up to approximately $5.2 million of these construction costs. Management believes that the remaining facility construction costs will be funded with an increase in the Company's lease financing arrangement.

   WORKING CAPITAL DEFICIT. At March 31, 2000, the Company reported a working capital deficit of $11.6 million. Excluding the $40.0 million of borrowings outstanding under the Company's Bridge Facility, which matures in October 2000, the Company had working capital of $28.4 million.

   SHORT-TERM CREDIT FACILITIES. As of March 31, 2000, $40.0 million of borrowings were outstanding under the Company's $50.0 million Bridge Facility which has a 363 day term and matures in October 2000. The Bridge Facility currently bears interest at LIBOR plus a margin of 6.5% and increases by 0.5% each quarter until repaid. At maturity, the lenders have an option to convert the borrowings outstanding under the Bridge Facility into longer term exchange notes. The Company believes that the Bridge Facility will be refinanced prior to maturity with the issuance of longer term subordinated debt.

   LONG-TERM CREDIT FACILITIES. In December 1998, the Company entered into the 1998 Credit Facility with a banking syndicate. The 1998 Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit, the availability of which is determined by the Company's projected pro forma cash flow. The $60.0 million borrowing capacity is reduced by $3.0 million per quarter beginning September 30,

2000. The 1998 Credit Facility matures in March 2003 and bears interest, at the election of the Company, at either the prime rate plus a margin of up to 0.5% or a rate which is 1.75% to 2.50% above the applicable LIBOR rate. The 1998 Credit Facility is secured by all of the Company's assets, including the stock of all of the Company's subsidiaries, does not permit the payment of cash dividends and requires the Company to comply with certain leverage, net worth and debt service covenants. At March 31, 2000, the Company had $51.3 million outstanding under the 1998 Credit Facility. The Company is currently in the process of negotiating an expansion of its revolving line of credit under the 1998 Credit Facility.

   The Company has entered into operating lease arrangements for the acquisition or development of operating facilities. The leases under this arrangement each have a term of five years, include purchase and renewal options and provide for a substantial residual value guarantee (approximately 85% of the total cost) by the Company which could, under certain circumstances, be due upon termination of the leases. Upon termination of a lease, the Company could either exercise a purchase option, or the facilities could be sold to a third party. The Company expects the fair market value of the leased facilities to substantially reduce or eliminate the Company's potential obligation under the residual value guarantee. At March 31, 2000 there was approximately $5.2 million available under this arrangement.

   The Company has outstanding $50.0 million of Senior Notes. The Senior Notes bear interest at a fixed rate of 7.74% and mature on July 15, 2010. Under the Senior Notes purchase agreements, the Company is required to make eight annual principal payments of $6.25 million beginning on July 15, 2003 and comply with certain financial covenants. Earlier payments of principal are allowed subject to prepayment provisions. Interest is payable semi-annually. The holders of the Senior Notes and the lenders under the 1998 Credit Facility have a collateral-sharing agreement whereby both sets of creditors have an equal security interest in all of the assets of the Company.

   CAPITAL EXPENDITURES. Capital expenditures for the three months ended March 31, 2000 were $2.3 million and related principally to the expansion of the Big Spring Complex and certain software development costs.

   Management believes that the cash flows generated from operations, together with the credit available under the 1998 Credit Facility, the operating lease capacity thereunder, a sale/leaseback arrangement, and equity and debt financing alternatives the Company is considering, will provide sufficient liquidity to meet the Company's committed capital and working capital requirements for the near term. It is not anticipated that the current facilities will provide sufficient financing to fund construction costs related to future secure institutional contract awards, expansions or significant future acquisitions. The Company anticipates obtaining additional sources of financing to fund such activities.

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

INFLATION

   Management of the Company believes that inflation has not had a material effect on its results of operations during the past three years. However, most of the Company's facility management contracts provide for payments to the Company of either fixed per diem fees or per diem fees that increase by only small amounts during the terms of the contracts. Inflation could substantially increase The Company's personnel costs (the largest component of facility management expense) or other operating expenses at rates faster than any increases in occupancy fees.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

INTEREST RATE EXPOSURE

   The Company's exposure to changes in interest rates primarily results from its long-term debt with both fixed and floating interest rates. The Company's long-term debt with fixed interest rates consists of the Senior Notes. The Company's long-term debt with variable interest is its revolving line of credit. At March 31, 2000, approximately 50.6% ($51.3 million) of the long-term debt was subject to variable interest rates. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $130,000 for the three months ended March 31, 2000. At March 31, 2000, the fair value of the Company's fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

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

                                          CORNELL CORRECTIONS, INC.

Date: May 15, 2000                   By:  /S/ STEVEN W. LOGAN
                                          -------------------
                                          STEVEN W. LOGAN
                                          Chief Executive Officer and President
                                          (Principal Executive Officer)


Date: May 15, 2000                   By:  /S/ JOHN L. HENDRIX
                                          -------------------
                                          JOHN L. HENDRIX
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)