Form 10-Q
period 2000-06-30
CORNELL COMPANIES INC
filed 2000-08-14
CIK 1016152

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             FOR THE TRANSITION PERIOD __________ TO _______________


                         COMMISSION FILE NUMBER 1-14472


                             CORNELL COMPANIES, INC.
                        ---------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                      76-0433642
  ----------------------------                        -----------------
  (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


1700 WEST LOOP SOUTH, SUITE 1500, HOUSTON, TEXAS            77027
------------------------------------------------       ---------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


                            CORNELL CORRECTIONS, INC.
    -----------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (713) 623-0790


Indicate by a check mark whether Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X   No

At July 31, 2000 Registrant had outstanding 9,464,013 shares of its Common
Stock.
================================================================================

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CORNELL COMPANIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          JUNE 30,  DECEMBER 31,
                                                            2000       1999
                                                         ---------   ---------
                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .........................   $     412   $   1,763
   Accounts receivable, net ..........................      50,410      48,092
   Deferred tax asset ................................       1,206       1,206
   Prepaids and other ................................       2,177       1,356
   Restricted assets .................................       1,502       1,578
                                                         ---------   ---------
      Total current assets ...........................      55,707      53,995
PROPERTY AND EQUIPMENT, net ..........................     197,105     194,498
OTHER ASSETS:
   Intangible assets, net ............................      17,554      18,270
   Deferred costs and other ..........................       6,185       6,467
                                                         ---------   ---------
      Total assets ...................................   $ 276,551   $ 273,230
                                                         =========   =========


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities ..........   $  22,968   $  26,631
   Note Payable ......................................        --        40,000
                                                         ---------   ---------
      Total current liabilities ......................      22,968      66,631
LONG-TERM DEBT, net of current portion ...............     145,000     101,500
OTHER LONG-TERM LIABILITIES ..........................       7,089       7,891

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value, 10,000,000 shares
     authorized, none outstanding ....................        --          --
   Common stock, $.001 par value, 30,000,000 shares
     authorized, 10,161,113 and 10,137,528 shares
     issued and outstanding, respectively ............          10          10
   Additional paid-in capital ........................      90,516      90,394
   Stock option loans ................................        (455)       (455)
   Retained earnings .................................      15,422      11,258
   Treasury stock (697,100 shares of common stock,
     at cost) ........................................      (3,999)     (3,999)
                                                         ---------   ---------
      Total stockholders' equity .....................     101,494      97,208
                                                         ---------   ---------
      Total liabilities and stockholders' equity .....   $ 276,551   $ 273,230
                                                         =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                             CORNELL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,                 JUNE 30,
                                                  --------------------    --------------------
                                                    2000        1999        2000        1999
                                                  --------    --------    --------    --------

REVENUES ......................................   $ 55,408    $ 43,609    $108,875    $ 81,965
OPERATING EXPENSES ............................     43,139      32,521      84,776      62,590
PRE-OPENING AND START-UP EXPENSES .............        194       1,722         543       2,265
DEPRECIATION AND AMORTIZATION .................      1,681       1,554       3,459       2,958
GENERAL AND ADMINISTRATIVE EXPENSES ...........      2,928       2,997       5,730       5,350
                                                  --------    --------    --------    --------

INCOME FROM OPERATIONS ........................      7,466       4,815      14,367       8,802
INTEREST EXPENSE ..............................      3,771       1,862       7,364       3,471
INTEREST INCOME ...............................        (27)        (18)        (54)        (39)
                                                  --------    --------    --------    --------

INCOME BEFORE PROVISION FOR INCOME TAXES
  AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE ........................      3,722       2,971       7,057       5,370
PROVISION FOR INCOME TAXES ....................      1,529       1,188       2,893       2,148
                                                  --------    --------    --------    --------
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE ..............      2,193       1,783       4,164       3,222

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF RELATED INCOME TAX
  PROVISION OF $1,969 .........................       --          --          --         2,954
                                                  --------    --------    --------    --------

NET INCOME ....................................   $  2,193    $  1,783    $  4,164    $    268
                                                  ========    ========    ========    ========

EARNINGS (LOSS) PER SHARE:
   BASIC
     Income before cumulative effect of
        change in accounting principle ........   $    .23    $    .19    $    .44    $    .34
     Cumulative effect of change in
        accounting principle ..................       --          --          --          (.31)
                                                  --------    --------    --------    --------
     Net income ...............................   $    .23    $    .19    $    .44    $    .03
                                                  ========    ========    ========    ========

   DILUTED
     Income before cumulative effect of change
        in accounting principle ...............   $    .23    $    .18    $    .43    $    .33
     Cumulative effect of change in
        accounting principle ..................       --          --          --          (.31)
                                                  --------    --------    --------    --------
     Net income ...............................   $    .23    $    .18    $    .43    $    .03
                                                  ========    ========    ========    ========

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
   BASIC ......................................      9,464       9,429       9,458       9,421
   DILUTED ....................................      9,585       9,700       9,593       9,683

The accompanying notes are an integral part of these consolidated financial statements.

                             CORNELL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                             --------------------
                                                               2000        1999
                                                             --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................   $  4,164    $    268
  Adjustments to reconcile net income to net cash provided
   by operating activities --
   Cumulative effect of change in accounting principle ...       --         2,954
   Depreciation ..........................................      1,977       2,302
   Amortization ..........................................      1,482         656
   Provision for bad debts ...............................        346         372
   Loss on sale of property ..............................         27        --
   Change in assets and liabilities:
      Accounts receivable ................................     (2,664)     (9,082)
      Restricted assets ..................................         76         (66)
      Other assets .......................................     (1,335)       (981)
      Accounts payable and accrued liabilities ...........     (4,371)      4,994
      Deferred revenues and other liabilities ............       (802)       (753)
                                                             --------    --------
   Net cash provided by (used in) operating activities ...     (1,100)        664
                                                             --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...................................     (4,592)    (14,518)
  Proceeds from sales of property and equipment ..........        719        --
                                                             --------    --------
   Net cash used in investing activities .................     (3,873)    (14,518)
                                                             --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ...........................     56,400       9,750
  Payments on long-term debt .............................    (52,900)     (7,976)
  Proceeds from note payable .............................       --        13,800
  Payments on note payable ...............................       --        (3,800)
  Proceeds from issuance of common stock .................         97        --
  Proceeds from exercises of stock options ...............         25         217
                                                             --------    --------
   Net cash provided by financing activities .............      3,622      11,991
                                                             --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ................     (1,351)     (1,863)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........      1,763       2,519
                                                             --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............   $    412    $    656
                                                             ========    ========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid, net of amounts capitalized ..............   $  7,547    $  2,136
                                                             ========    ========
  Income taxes paid ......................................   $  7,787    $  1,904
                                                             ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                             CORNELL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared by Cornell Companies, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2. CREDIT FACILITIES

   Effective July 21, 2000, the Company formalized terms under an amended and restated credit agreement (the "2000 Credit Facility") with a group of financial institutions. The 2000 Credit Facility replaces the 1998 Credit Facility and provides for borrowings of up to $75.0 million under a revolving line of credit, the availability of which is determined by the Company's projected pro forma cash flow, as defined. The 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 1.0% to 2.0%, or a rate which is 2.0% to 3.0% above the applicable LIBOR rate, depending on the level of borrowings. The margin is currently at the level of 3% above the LIBOR rate. The 2000 Credit Facility is secured by substantially all of the Company's assets, including the stock of all of the Company's subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain cash flow, net worth and debt service covenants.

   Additionally, the 2000 Credit Facility provides the Company with an increased capacity to enter into operating lease agreements for the acquisition or development of operating facilities. This lease financing arrangement provides for funding to the lessor under the operating leases of up to $100.0 million, of which approximately $37.0 million has been utilized. The remaining capacity of this lease financing arrangement is expected to be utilized to complete the construction of the New Morgan Academy and the Moshannon Valley Correctional Center. The leases under this arrangement have a term of five years, include purchase and renewal options, and provide for substantial residual value guarantees of approximately 81.4% of the total cost which would be due by the Company upon termination of the leases. Upon termination of a lease, the Company could either exercise a purchase option or the facilities could be sold to a third party. The Company expects the fair market value of the leased facilities to substantially reduce or eliminate the Company's payment under the residual value guarantee.

   As of June 30, 2000, $40.0 million of borrowings were outstanding under the Company's $50.0 million Subordinated Bridge Loan Agreement (the "Bridge Facility"). Concurrent with the closing of the 2000 Credit Facility, the Bridge Facility was refinanced with proceeds from a Note and Equity Purchase Agreement (the "Subordinated Notes"). The Subordinated Notes have a seven-year term. Accordingly, the $40.0 million of borrowings which were classified as a note payable have been reclassified as long-term debt as of June 30, 2000. The Subordinated Notes are interest-only, which is payable quarterly at a fixed rate of 12.875%. In conjunction with the issuance of the Subordinated Notes, the Company issued warrants to purchase 290,370 shares of the common stock at an exercise price of $6.70. The warrants may only be exercised through a full payment of cash to the Company or by the cancellation of Company indebtedness owed to the warrant holder.

3. RECLASSIFICATIONS

   Certain reclassifications have been made to the prior year financial statements contained herein to conform to current year presentation.

4. EARNINGS PER SHARE

   Basic earnings per share ("EPS") is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted EPS reflects the potential dilution from the exercise or conversion of securities, such as stock options, into common stock using the treasury stock method.

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

   The only significant noncash item reported in the respective segment's income or loss from operations is depreciation and amortization (excluding intangibles):

                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                              JUNE 30,                  JUNE 30,
                                       ----------------------    ----------------------
                                         2000         1999         2000         1999
                                       ---------    ---------    ---------    ---------
Revenues
  Adult secure institutional .......   $  21,707    $  19,055    $  42,788    $  35,968
  Juvenile .........................      21,461       16,873       41,959       30,564
  Pre-release ......................      12,240        7,681       24,128       15,433
                                       ---------    ---------    ---------    ---------
Total revenues .....................   $  55,408    $  43,609    $ 108,875    $  81,965
                                       =========    =========    =========    =========

Income from operations
  Adult secure institutional .......   $   4,630    $   4,616    $   9,464    $   8,541
  Juvenile .........................       3,188        1,878        5,589        2,790
  Pre-release ......................       3,066        1,640        5,976        3,394
  General and administrative expense      (2,928)      (2,997)      (5,730)      (5,350)
  Incentive bonuses ................         (41)        --            (41)        --
  Amortization of intangibles ......        (394)        (154)        (775)        (306)
  Corporate and other ..............         (55)        (168)        (116)        (267)
                                       ---------    ---------    ---------    ---------
Total income from operations .......   $   7,466    $   4,815    $  14,367    $   8,802
                                       =========    =========    =========    =========

                               JUNE 30,  DECEMBER 31,
                                 2000      1999
                               --------  -----------
Assets
  Adult secure institutional   $139,031   $140,544
  Juvenile .................     60,718     53,493
  Pre-release ..............     43,442     47,561
  Intangible assets, net ...     17,554     18,270
  Corporate and other ......     15,806     13,362
                               --------   --------
Total assets ...............   $276,551   $273,230
                               ========   ========

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

                                                         JUNE 30,  DECEMBER 31,
                                                           2000       1999
                                                          ------   -----------
     Total service capacity:
        Residential ...................................   12,137    12,137
        Non-residential community-based ...............    2,708     2,708
          Total .......................................   14,845    14,845
     Service capacity in operation (end of period)  ...   13,046    12,240
     Contracted beds in operation (end of period)(1) ..    9,835     9,029
     Average occupancy based on contracted beds in
       operation(1)(2) ................................     94.4%     95.8%
     Average occupancy excluding start-up operations(1)     96.8%     97.0%

-----------

(1) Occupancy percentages are based on contracted service capacity of residential facilities in operation. Since certain facilities have service capacities that exceed contracted capacities, occupancy percentages can exceed 100% of contracted capacity.

(2) Occupancy percentages reflect reduced occupancy during the start-up phase of applicable facilities, resulting in a lower average occupancy in periods when the Company has substantial start-up activities.

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

   Factors that the Company considers in determining the per diem rate to charge include: (a) the programs specified by the contract and the related staffing levels; (b) the wage levels customary in the respective geographic areas; (c) whether the proposed facility is to be leased or purchased; and (d) the anticipated average occupancy levels that the Company believes could reasonably be maintained.

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

   The Company is responsible for all facility operating expenses, except for certain debt service and lease payments with respect to facilities for which it has only a management contract (nine facilities in operation at June 30, 2000).

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

                                                THREE MONTHS        SIX MONTHS
                                               ENDED JUNE 30,     ENDED JUNE 30,
                                               --------------    ---------------
                                               2000     1999     2000     1999
                                               -----    -----    -----    -----

        Revenues ...........................   100.0%   100.0%   100.0%   100.0%
        Operating expenses .................    77.9     74.6     77.9     76.4
        Pre-opening and start-up expenses ..     0.4      3.9      0.5      2.8
        Depreciation and amortization ......     3.0      3.6      3.2      3.6
        General and administrative expenses      5.2      6.9      5.2      6.5
                                               -----    -----    -----    -----
        Income from operations .............    13.5     11.0     13.2     10.7
        Interest expense, net ..............     6.8      4.2      6.7      4.2
                                               -----    -----    -----    -----
        Income before provision for income
           taxes and cumulative effect
           of change in accounting principle     6.7      6.8      6.5      6.5
        Provision for income taxes .........     2.7      2.7      2.7      2.6
                                               -----    -----    -----    -----
        Income before cumulative effect of
           change in accounting principle ..     4.0%     4.1%     3.8%     3.9%
                                               =====    =====    =====    =====

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

   REVENUES. Revenues increased 27.1% to $55.4 million for the three months ended June 30, 2000 from $43.6 million for the three months ended June 30, 1999.

   Adult secure institutional division revenues increased 13.9% to $21.7 million for the three months ended June 30, 2000 from $19.1 million for the three months ended June 30, 1999 due principally to (a) the final 550 bed expansion of the D. Ray James Prison which began housing inmates late in the first quarter of 2000 and reached a full occupancy level late in the second quarter of 2000, (b) the opening of the additional 450 bed second phase of the D. Ray James Prison in the first quarter of 1999 and (c) expansions at the Big Spring Complex completed in the fourth quarter of 1999 and the first quarter of 2000. These revenue increases were offset in part by reductions in occupancy at certain facilities including the Great Plains Correctional Facility. Management believes these declines from normal occupancy levels are temporary.

   Juvenile division revenues increased 27.2% to $21.5 million for the three months ended June 30, 2000 from $16.9 million for the three months ended June 30, 1999 due principally to (a) the operations of the juvenile facilities and programs acquired from Interventions - Illinois in November 1999, (b) the opening of the Cornell Abraxas Youth Center late in the first quarter of 1999,
(c) increased occupancy at certain facilities including the Griffin Juvenile Facility and the Santa Fe County Juvenile Detention Facility, and (d) the addition of various new programs during 1999 including two new non-residential mental health programs and one residential mental health program in Pennsylvania.

   Pre-release division revenues increased 59.4% to $12.2 million for the three months ended June 30, 2000 from $7.7 million for the three months ended June 30, 1999 due principally to the pre-release facilities and programs acquired from Interventions - Illinois in November 1999.

   OPERATING EXPENSES. Operating expenses increased 32.7% to $43.1 million for the three months ended June 30, 2000 from $32.5 million for the three months ended June 30, 1999. For the three months ended June 30, 2000, operating expenses included approximately $787,000 of rent expense resulting from the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999. Accordingly, depreciation expense and interest expense were reduced as a result of the sale and leaseback transaction.

   Adult secure institutional division operating expenses increased 33.7% to $16.3 million for the three months ended June 30, 2000 from $12.1 million for the three months ended June 30, 1999 due principally to (a) the opening of the additional 450 beds in the D. Ray James Prison in the first quarter of 1999 and the final 550 bed expansion which began housing inmates late in the first quarter of 2000 and (b) increased occupancy at the Big Spring Complex due to the expansions completed in the fourth quarter of 1999 and the first quarter of 2000. As a percentage of revenue, excluding start-up operations, adult secure institutional division operating expenses were 75.0% for the three months ended June 30, 2000 compared to 66.9% for the three months ended June 30, 1999. The 2000 operating margin was impacted unfavorably due to (a) the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999, (b) a reduction in occupancy at certain facilities and (c) a reduction to operating expenses during the three months ended June 30, 1999 of $500,000 at the Santa Fe Adult Detention Facility resulting from a cost-sharing agreement with the Company's construction contractor.

   Juvenile division operating expenses increased 21.8% to $17.7 million for the three months ended June 30, 2000 from $14.5 million for the three months ended June 30, 1999. This increase in operating expenses was due to (a) the operations of the juvenile facilities and programs acquired from Interventions - Illinois in November 1999, (b) increased occupancy at certain facilities including the Griffin Juvenile Facility, Cornell Abraxas of Ohio and the Santa Fe County Juvenile Detention Facility, and (c) the addition of various new programs during 1999 including two new non-residential mental health programs and one residential mental health program in Pennsylvania. As a percentage of revenues, excluding start-up operations, juvenile division operating expenses were 82.6% for the three months ended June 30, 2000 compared to 87.3% for the three months ended June 30, 1999. The improved operating margin for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 was due principally to the higher operating margins of certain Interventions - Illinois programs, many of which are owned facilities, and certain new programs and expansions operating since the first quarter 1999. These operating margin improvements were offset, in part, by a margin reduction due to the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999.

   Pre-release division operating expenses increased 57.7% to $9.1 million for the three months ended June 30, 2000 from $5.8 million for the three months ended June 30, 1999 due principally to the acquisition of various pre-release facilities and programs from Interventions - Illinois in November 1999. As a percentage of revenues, excluding start-up operations, operating expenses were 74.7% for the three months ended June 30, 2000 compared to 75.4% for the three months ended June 30, 1999. The improved operating margin for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 was due principally to the higher operating margins of certain Interventions - Illinois programs, many of which are owned facilities. These operating margin improvements were offset, in part, by a margin reduction due to the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999.

   PRE-OPENING AND START-UP EXPENSES. Pre-opening and start-up expenses were $194,000 for the three months ended June 30, 2000 and were attributable to the start-up activities of the Moshannon Valley Correctional Center and the New Morgan Academy. Pre-opening and start-up expenses were $1.7 million for the three months ended June 30, 1999 and were attributable to the start-up activities of the additional 450 beds in the D. Ray James Prison and new juvenile programs in Pennsylvania.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 8.2% to $1.7 million for the three months ended June 30, 2000 from $1.6 million for the three months ended June 30, 1999 due to (a) the completion of the expansions at the Big Spring Complex in the fourth quarter of 1999 and the first quarter of 2000, (b) the completion of the 450 bed expansion in the first quarter of 1999 and an additional 550 bed expansion in the fourth quarter of 1999 at the D. Ray James Prison, and (c) various facility expansions. Depreciation was decreased due to the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999 and due to the Company's change in the estimated useful lives of certain adult secure institutions effective July 1, 1999.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 2.3% to $2.9 million for the three months ended June 30, 2000 from $3.0 million for the three months ended June 30, 1999. The decrease in general and administrative expenses resulted principally from non-recurring severance, recruiting and relocation expenses incurred during the three months ended June 30, 1999 as a result of certain executive and other senior management changes offset in part by increased expenses due to centralizing certain administrative functions. Additionally, for the three months ended June 30, 2000, general and administrative expense included approximately $202,000 of rent expense resulting from the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999.

   INTEREST. Interest expense, net of interest income, increased to $3.7 million for the three months ended June 30, 2000 from $1.8 million for the three months ended June 30, 1999 due principally to (a) increased borrowings under the Company's $50.0 million Bridge Facility used principally to finance the acquisition of Interventions-Illinois in November 1999 and facility expansions in 1999 and (b) increases in the prime and LIBOR base rates which affect the cost of borrowings under the Company's revolving line of credit. Additionally, interest cost of $377,000 was capitalized during the three months ended June 30, 1999 related to the construction of the D. Ray James Prison.

   INCOME TAXES. For the three months ended June 30, 2000 and 1999, the Company recognized a provision for income taxes at an estimated effective rate of 41% and 40%, respectively. The increase in the estimated effective tax rate was due to increased taxable income in certain higher taxing states and a higher marginal federal tax rate.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

   REVENUES. Revenues increased 32.8% to $108.9 million for the six months ended June 30, 2000 from $82.0 million for the six months ended June 30, 1999.

   Adult secure institutional division revenues increased 19.0% to $42.8 million for the six months ended June 30, 2000 from $36.0 million for the six months ended June 30, 1999 due principally to (a) expansions at the Big Spring Complex completed in the fourth quarter of 1999 and the first quarter of 2000, (b) the opening of the additional 450 bed second phase of the D. Ray James Prison in the first quarter of 1999 and (c) the final 550 bed expansion of the D. Ray James Prison which began housing inmates late in the first quarter of 2000 and reached a full occupancy level late in the second quarter of 2000. Revenues attributable to start-up operations were approximately $44,000 for the six months ended June 30, 2000.

   Juvenile division revenues increased 37.3% to $42.0 million for the six months ended June 30, 2000 from $30.5 million for the six months ended June 30, 1999 due to (a) the operations of the juvenile facilities and programs acquired from Interventions - Illinois in November 1999, (b) the opening of the Cornell Abraxas Youth Center late in the first quarter of 1999, (c) increased occupancy at certain facilities including the Santa Fe County Juvenile Detention Facility and the Griffin Juvenile Facility, (d) increased occupancy at the Cornell Abraxas I and the Cornell Abraxas of Ohio facilities due to facility expansions competed in the fourth quarter of 1999, and (e) the addition of various new programs during 1999 including two new non- residential mental health programs and one new residential mental health program in Pennsylvania.

   Pre-release division revenues increased 56.3% to $24.1 million for the six months ended June 30, 2000 from $15.4 million for the six months ended June 30, 1999 due principally to the operations of the pre- release programs and facilities acquired from Interventions-Illinois in November 1999.

   OPERATING EXPENSES. Operating expenses increased 35.4% to $84.8 million for the six months ended June 30, 2000 from $62.6 million for the six months ended June 30, 1999. For the six months ended June 30, 2000, operating expenses included approximately $1.6 million of rent expense resulting from the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999. Accordingly, depreciation expense and interest expense were reduced as a result of the sale and leaseback transaction.

   Adult secure institutional division operating expenses increased 29.4% to $31.4 million for the six months ended June 30, 2000 from $24.3 million for the six months ended June 30, 1999 due principally to (a) increased occupancy at the Big Spring Complex due to expansions completed in the fourth quarter of 1999 and the first quarter of 2000 and (b) the opening of the additional 450 beds in the first quarter of 1999 and the final 550 bed expansion late in the first quarter of 2000 at the D. Ray James Prison. As a percentage of revenues, excluding start-up operations, adult secure institutional division operating expenses were 73.6% for the six months ended June 30, 2000 compared to 69.2% for the six months ended June 30, 1999. The 2000 operating margin was impacted unfavorably due to (a) the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999, (b) a reduction in occupancy at certain facilities and (c) a reduction to operating expenses during the six months ended June 30, 1999 of $1.0 million at the Santa Fe Adult Detention Facility resulting from a cost-sharing agreement with the Company's construction contractor.

   Juvenile division operating expenses increased 32.2% to $35.3 million for the six months ended June 30, 2000 from $26.7 million for the six months ended June 30, 1999. This increase in operating expenses was due to (a) the operations of the juvenile facilities and programs acquired from Interventions - Illinois in November 1999, (b) increased occupancy at the Cornell Abraxas I and the Cornell Abraxas of Ohio facilities due to facility expansions completed in the fourth quarter of 1999, (c) the opening of the Cornell Abraxas Youth Center late in the first quarter of 1999, (d) increased occupancy at certain facilities including the Griffin Juvenile Facility and the Santa Fe County Juvenile Detention Facility, and (e) the addition of various new programs during 1999 including two new non-residential mental health programs and one residential mental health program in Pennsylvania. As a percentage of revenues, excluding start-up operations, juvenile division operating expenses were 84.1% for the six months ended June 30, 2000 compared to 88.2% for the six months ended June 30, 1999. The increase in the operating margin for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 was due principally to the higher operating margins of the Interventions - Illinois programs, many of which are owned facilities, and to certain new programs and expansions operating since the first quarter of 1999. These operating margin improvements were offset, in part, by a margin reduction due to the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999.

   Pre-release division operating expenses increased 55.4% to $18.0 million for the six months ended June 30, 2000 from $11.6 million for the six months ended June 30, 1999 due principally to the pre-release programs and facilities acquired from Interventions - Illinois in November 1999. As a percentage of revenue, excluding start-up operations, pre-release division operating expenses were 74.7% for the six months ended June 30, 2000 compared to 75.5% for the six months ended June 30, 1999. The improved operating margin for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 was due principally to the higher operating margins of certain Interventions - Illinois programs, many of which are owned facilities. These operating margin improvements were offset, in part, by a margin reduction due to the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999.

   PRE-OPENING AND START-UP EXPENSES. Start-up expenses were $543,000 for the six months ended June 30, 2000 and were attributable to the start-up activities of the final 550 beds in the D. Ray James Prison during the first quarter of 2000, the Moshannon Valley Correctional Center and the New Morgan Academy. Pre-opening and start-up expenses were $2.3 million for the six months ended June 30, 1999 and were attributable to the start-up activities of the additional 450 beds in the D. Ray James Prison, the Cornell Abraxas Youth Center during the first quarter of 1999 and other new juvenile programs in Pennsylvania.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 16.9% to $3.5 million for the six months ended June 30, 2000 from $3.0 million for the six months ended June 30, 1999 due to (a) depreciation of buildings and equipment acquired from Interventions-Illinois in November 1999, (b) the completion of the additional 450 bed expansion in the first quarter of 1999 and the final 550 bed expansion in the first quarter of 2000 at the D. Ray James Prison, (c) the completion of the expansions at the Big Spring Complex, and (d) various facility expansions. Depreciation decreased due to the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999 and due to the Company's change in the estimated useful lives of certain adult secure institutions effective July 1, 1999.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 7.1% to $5.7 million for the six months ended June 30, 2000 from $5.4 million for the six months ended June 30, 1999. The increase in general and administrative expenses resulted principally from the centralization of certain administrative functions. Additionally, for the six months ended June 30, 2000, general and administrative expenses included approximately $413,000 of rent expense from the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999.

   INTEREST. Interest expense, net of interest income, increased to $7.3 million for the six months ended June 30, 2000 from $3.4 million for the six months ended June 30, 1999 due principally to (a) increased borrowings under the Company's $50.0 million Bridge Facility to finance the acquisition of Interventions- Illinois in November 1999 and for facility expansions in 1999 and
(b) increases in the prime and LIBOR base rates which affect the cost of borrowings under the Company's revolving line of credit. Additionally, for the six months ended June 30, 1999, the Company capitalized interest of $828,000 related to the costs for construction of the D. Ray James Prison.

   INCOME TAXES. For the six months ended June 30, 2000 and 1999, the Company recognized a provision for income taxes at an estimated effective rate of 41% and 40%, respectively. The increase in the estimated effective tax rate was due to increased taxable income in certain higher taxing states and a higher marginal federal tax rate.

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

   LONG-TERM CREDIT FACILITIES. At June 30, 2000, the Company had $55.0 million outstanding under its 1998 Credit Facility. Effective July 21, 2000, the Company formalized terms under the 2000 Credit Facility with a group of financial institutions. The 2000 Credit Facility replaces the 1998 Credit Facility and provides for borrowings of up to $75.0 million under a revolving line of credit, the availability of which is determined by the Company's projected pro forma cash flow, as defined. The 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 1.0% to 2.0%, or a rate which is 2.0% to 3.0% above the applicable LIBOR rate, depending on the level of borrowings. The margin is currently at the level of 3% above the LIBOR rate. The 2000 Credit Facility is secured by substantially all of the Company's assets, including the stock of all of the Company's subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain cash flow, net worth and debt service covenants. At August 11, 2000, the Company had $55.0 million outstanding under the 2000 Credit Facility.

   Additionally, the 2000 Credit Facility provides the Company with an increased capacity to enter into operating lease agreements for the acquisition or development of operating facilities. This lease financing arrangement provides for funding to the lessor under the operating leases of up to $100.0 million, of which approximately $37.0 million has been utilized. The remaining capacity of this lease financing arrangement is expected to be utilized to complete the construction of the New Morgan Academy and the Moshannon Valley Correctional Center. The leases under this arrangement have a term of five years, include purchase and renewal options, and provide for substantial residual value guarantees of approximately 81.4% of the total cost, which would be due by the Company upon termination of the leases. Upon termination of a lease, the Company could either exercise a purchase option or the facilities could be sold to a third party. The Company expects the fair market value of the leased facilities to substantially reduce or eliminate the Company's payment under the residual value guarantee.

   As of June 30, 2000, $40.0 million of borrowings were outstanding under the Company's $50.0 million Bridge Facility. Concurrent with the closing of the 2000 Credit Facility, the Bridge Facility was refinanced with proceeds from the Subordinated Notes. The Subordinated Notes have a seven-year term. Accordingly, the $40.0 million of borrowings which were classified as a note payable have been reclassified as long-term debt as of June 30, 2000. The Subordinated Notes are interest-only, which is payable quarterly at a fixed rate of 12.875%. In conjunction with the issuance of the Subordinated Notes, the Company issued warrants to purchase 290,370 shares of the common stock at an exercise price of $6.70. The warrants may only be exercised through a full payment of cash to the Company or by the cancellation of Company indebtedness to the warrant holder.

   The Company has outstanding $50.0 million of Senior Secured Notes (the "Senior Notes"). The Senior Notes bear interest at a fixed rate of 7.74% and mature on July 15, 2010. Under the Senior Notes purchase agreements, the Company is required to make eight annual principal payments of $6.25 million beginning on July 15, 2003 and comply with certain financial covenants. Earlier payments of principal are allowed subject to prepayment provisions. Interest is payable semi-annually. The holders of the Senior Notes and the lenders under the 2000 Credit Facility have a collateral-sharing agreement whereby both sets of creditors have an equal security interest in all of the assets of the Company.

   CASH FLOWS FROM OPERATING ACTIVITIES. For the six months ended June 30, 2000, the Company reported net cash used in operating activities of $1.1 million. The November 1999 acquisition of Interventions - Illinois did not include working capital. Due to the increase in accounts receivable attributable to Interventions - Illinois, the use of cash from operating activities for the six months ended June 30, 2000 was approximately $1.8 million.

   CAPITAL EXPENDITURES. Capital expenditures for the six months ended June 30, 2000 were $4.6 million and related principally to the expansion of the Big Spring Complex and certain software development costs.

   Management believes that the cash flows generated from operations, together with the credit available under the 2000 Credit Facility and the operating lease capacity thereunder, will provide sufficient liquidity to meet the Company's committed capital and working capital requirements for the near term. It is not anticipated that the current financing arrangements will provide sufficient financing to fund construction costs related to future secure institutional contract awards, or significant expansions or acquisitions. The Company anticipates obtaining additional sources of financing to fund such activities.

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

   The Company's exposure to changes in interest rates primarily results from its long-term debt with both fixed and floating interest rates. The Company's debt with fixed interest rates consists of the Senior Notes and the Subordinated Notes. At June 30, 2000, the Subordinated Notes were not outstanding. The Company's debt with variable interest is its revolving line of credit. At June 30, 2000, approximately 37.9% ($55.0 million) of the long-term debt was subject to variable interest rates. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $540,000 for the six months ended June 30, 2000. At June 30, 2000, the fair value of the Company's fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On May 25, 2000, the Company held its 2000 Annual Meeting of Stockholders. The matters voted on at the meeting and the results thereof are as follows:

   Stockholders elected the persons listed below as directors whose terms expire at the 2001 Annual Meeting of Stockholders. Results by nominee were:

                                                           AUTHORITY
                                             VOTED FOR      WITHHELD
                                             ---------     ----------
            David M. Cornell...............  6,401,420       3,580
            Steven W. Logan................  6,401,631       3,369
            Campbell A. Griffin, Jr........  6,401,780       3,220
            Peter A. Leidel................  6,401,755       3,245
            Arlene R. Lissner..............  6,360,855      44,145
            Tucker Taylor..................  6,361,666      43,334
            James H.S. Cooper..............  6,401,780       3,220
            Anthony R. Chase...............  6,400,975       4,025


   Stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 2000, with 6,357,160 shares voted for, 6,735 shares voted against, 5,480 abstentions and 35,625 shares not voted.

   Stockholders approved the amendment to the Company's Restated Certificate of Incorporation to change the Company's name to Cornell Companies, Inc. There were 6,362,000 shares voted for, 3,045 shares voted against, 4,330 abstentions and 35,625 shares not voted.

   Stockholders approved the Cornell Employee Stock Purchase Plan. There were 6,333,547 shares voted for, 27,493 shares voted against, 8,335 abstentions and 35,625 shares not voted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

            10.1 Fourth Amended and Restated Credit Agreement among the Company, certain subsidiaries of the Company, Atlantic Financial Group, Ltd., the Lenders and ING (U.S.) Capital LLC, as Administrative Agent, dated as of July 21, 2000.

            10.2 Amended and Restated Master Agreement among the Company, certain subsidiaries of the Company, Atlantic Financial Group, Ltd., the Lenders, ING (U.S.) Capital LLC, as Administrative Agent, Bank of America N.A., as Syndication Agent, and Suntrust Equitable Securities Corporation, as Documentation Agent, dated as of July 21, 2000.

            10.3 Note and Equity Purchase Agreement among the Company, American Capital Strategies, Ltd. and Teachers Insurance and Annuity Association of America, dated as of July 21, 2000.

            10.4 Warrant issued by the Company to American Capital Strategies, Ltd. dated as of July 21, 2000.

            10.5 Warrant issued by the Company to Teachers Insurance and Annuity Association of America, dated as of July 21, 2000.

            11.1  Statement Re: Computation of Per Share Earnings

            27.1  Financial Data Schedule

         b. Reports on Form 8-K

            None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             CORNELL COMPANIES, INC.



Date: August 14, 2000                        By:  /s/ STEVEN W. LOGAN
                                                  -------------------
                                                      STEVEN W. LOGAN
                                                      Chief Executive Officer
                                                      and President
                                                      (Principal Executive
                                                      Officer)


Date: August 14, 2000                        By:  /s/ JOHN L. HENDRIX
                                                  -------------------
                                                      JOHN L. HENDRIX
                                                      Vice President and
                                                      Chief Financial Officer
                                                      (Principal Financial
                                                      Officer)