Form 10-Q
period 2000-09-30
CORNELL COMPANIES INC
filed 2000-11-14
CIK 1016152

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             FOR THE TRANSITION PERIOD __________ TO _______________


                         COMMISSION FILE NUMBER 1-14472


                             CORNELL COMPANIES, INC.
                  --------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                    76-0433642
--------------------------------------------------------------------------------
     (STATE OR OTHER JURISDICTION                       (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


1700 WEST LOOP SOUTH, SUITE 1500, HOUSTON, TEXAS            77027
------------------------------------------------  -------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (713) 623-0790

Indicate by a check mark whether Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

At October 31, 2000 Registrant had outstanding 9,205,613 shares of its Common Stock.

================================================================================

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             CORNELL COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                                      2000               1999
                                                                                                 ---------------    ---------------
                                                      ASSETS
CURRENT ASSETS:
      Cash and cash equivalents ..............................................................   $           229    $         1,763
      Accounts receivable, net ...............................................................            51,783             48,092
      Deferred tax asset .....................................................................             1,206              1,206
      Prepaids and other .....................................................................             4,537              1,356
      Restricted assets ......................................................................             1,499              1,578
                                                                                                 ---------------    ---------------
           Total current assets ..............................................................            59,254             53,995
PROPERTY AND EQUIPMENT, net ..................................................................           197,727            194,498
OTHER ASSETS:
      Intangible assets, net .................................................................            17,212             18,270
      Deferred costs and other ...............................................................             9,927              6,467
                                                                                                 ---------------    ---------------
           Total assets ......................................................................   $       284,120    $       273,230
                                                                                                 ===============    ===============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued liabilities ...............................................   $        23,621    $        26,631
      Note payable ...........................................................................              --               40,000
                                                                                                 ---------------    ---------------
           Total current liabilities .........................................................            23,621             66,631
LONG-TERM DEBT, net of current portion .......................................................           150,848            101,500
OTHER LONG-TERM LIABILITIES ..................................................................             6,557              7,891

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.001 par value, 10,000,000 shares authorized,
        none outstanding .....................................................................              --                 --
      Common stock, $.001 par value, 30,000,000 shares authorized, 10,161,113
        and 10,137,528 shares issued and outstanding, respectively ...........................                10                 10
      Additional paid-in capital .............................................................            91,610             90,394
      Stock option loans .....................................................................              (455)              (455)
      Retained earnings ......................................................................            17,354             11,258
      Treasury stock (867,300 and 697,100 shares of common stock, respectively,
        at cost) .............................................................................            (5,425)            (3,999)
                                                                                                 ---------------    ---------------
           Total stockholders' equity ........................................................           103,094             97,208
                                                                                                 ---------------    ---------------
           Total liabilities and stockholders' equity ........................................   $       284,120    $       273,230
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

                             CORNELL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                                     --------------------------       ---------------------------
                                                                         2000           1999             2000            1999
                                                                     -----------     ----------       -----------    ------------
REVENUES...........................................................  $    56,747     $   45,321       $   165,622    $    127,286
OPERATING EXPENSES.................................................       43,809         35,364           128,585          97,955
PRE-OPENING AND START-UP EXPENSES..................................          295            518               838           2,783
DEPRECIATION AND AMORTIZATION......................................        1,853          1,440             5,312           4,398
GENERAL AND ADMINISTRATIVE EXPENSES................................        3,274          2,054             9,004           7,404
                                                                     -----------     ----------       -----------    ------------

INCOME FROM OPERATIONS.............................................        7,516          5,945            21,883          14,746
INTEREST EXPENSE...................................................        4,270          2,186            11,634           5,657
INTEREST INCOME....................................................          (27)           (52)              (81)            (91)
                                                                     -----------     ----------       -----------    ------------
INCOME BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE............................................        3,273          3,811            10,330           9,180
PROVISION FOR INCOME TAXES.........................................        1,341          1,524             4,234           3,672
                                                                     -----------     ----------       -----------    ------------
INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE..................................        1,932          2,287             6,096           5,508
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF RELATED INCOME TAX
   PROVISION OF $1,969.............................................           --             --                --           2,954
                                                                     -----------     ----------       -----------    ------------

NET INCOME.........................................................  $     1,932     $    2,287       $     6,096    $      2,554
                                                                     ===========     ==========       ===========    ============

EARNINGS (LOSS) PER SHARE:
      BASIC
        Income before cumulative effect of change
           in accounting principle.................................  $       .21     $      .24       $       .65    $        .58
        Cumulative effect of change in accounting principle........           --             --                --            (.31)
                                                                     -----------     ----------       -----------    ------------
        Net income.................................................  $       .21     $      .24       $       .65    $        .27
                                                                     ===========     ==========       ===========    ============

      DILUTED
        Income before cumulative effect of change
           in accounting principle.................................  $       .20     $      .24       $       .64    $        .57
        Cumulative effect of change in accounting principle........           --             --                --            (.31)
                                                                     -----------     ----------       -----------    ------------
        Net income.................................................  $       .20     $      .24       $       .64    $        .26
                                                                     ===========     ==========       ===========    ============

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
      BASIC........................................................        9,391          9,440             9,435           9,429
      DILUTED......................................................        9,525          9,650             9,570           9,673

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CORNELL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                         NINE MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                                 ----------------------------------
                                                                                                         2000           1999
                                                                                                 ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................................................................   $         6,096    $         2,554
   Adjustments to reconcile net income to net cash provided by operating activities --
      Cumulative effect of change in accounting principle ....................................              --                2,954
      Depreciation ...........................................................................             3,012              3,461
      Amortization ...........................................................................             2,300                937
      Provision for bad debts ................................................................               557                245
      Loss on sale of property ...............................................................                27               --
      Change in assets and liabilities, net of effects from acquisitions:
           Accounts receivable ...............................................................            (4,248)           (12,392)
           Restricted assets .................................................................                79               (100)
           Other assets ......................................................................            (3,790)            (3,595)
           Accounts payable and accrued liabilities ..........................................            (3,773)            14,997
           Deferred revenues and other liabilities ...........................................            (1,305)            (1,381)
                                                                                                 ---------------    ---------------
      Net cash (used in) provided by operating activities ....................................            (1,045)             7,680
                                                                                                 ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ......................................................................            (6,644)           (24,352)
   Proceeds from sales of property and equipment .............................................               719               --
                                                                                                 ---------------    ---------------
      Net cash used in investing activities ..................................................            (5,925)           (24,352)
                                                                                                 ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt ..............................................................           126,500             19,500
   Payments on long-term debt ................................................................           (76,000)           (10,980)
   Proceeds from note payable ................................................................              --               27,435
   Payments on note payable ..................................................................           (40,000)           (21,685)
   Payments for debt issuance costs ..........................................................            (3,675)               (76)
   Proceeds from exercises of stock options ..................................................                37                217
   Purchases of treasury stock ...............................................................            (1,426)              --
                                                                                                 ---------------    ---------------
      Net cash provided by financing activities ..............................................             5,436             14,411
                                                                                                 ---------------    ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS ....................................................            (1,534)            (2,261)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............................................             1,763              2,519
                                                                                                 ---------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................................   $           229    $           258
                                                                                                 ===============    ===============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid, net of amounts capitalized .................................................   $        12,332    $         6,452
                                                                                                 ===============    ===============
   Income taxes paid .........................................................................   $         8,022    $         3,092
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

2. CREDIT FACILITIES

   Effective July 21, 2000, the Company formalized terms under an amended and restated credit agreement (the "2000 Credit Facility") with a group of financial institutions. The 2000 Credit Facility replaced the 1998 Credit Facility and provides for borrowings of up to $75.0 million under a revolving line of credit, the availability of which is determined by the Company's projected pro forma cash flow, as defined. The 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 1.0% to 2.0%, or a rate which is 2.0% to 3.0% above the applicable LIBOR rate, depending on the level of borrowings. The margin is currently at the level of 3% above the LIBOR rate. The 2000 Credit Facility is secured by substantially all of the Company's assets, including the stock of all of the Company's subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain cash flow, net worth and debt service covenants.

   Additionally, the 2000 Credit Facility provides the Company with an increased capacity to enter into operating lease agreements for the acquisition or development of operating facilities. This lease financing arrangement provides for funding to the lessor under the operating leases of up to $100.0 million, of which approximately $42.6 million has been utilized. The remaining capacity of this lease financing arrangement is expected to be utilized to complete the remaining construction of the New Morgan Academy and the Moshannon Valley Correctional Center. The leases under this arrangement have a term of five years, include purchase and renewal options, and provide for substantial residual value guarantees of approximately 81.4% of the total cost which would be due by the Company upon termination of the leases. Upon termination of a lease, the Company could either exercise a purchase option or the facilities could be sold to a third party. The Company believes the fair value of the leased facilities will equal or exceed the residual guaranteed amounts.

   Concurrent with the closing of the 2000 Credit Facility, the Company's $50.0 million Subordinated Bridge Loan Agreement (the "Bridge Facility") was refinanced with proceeds from a Note and Equity Purchase Agreement (the "Subordinated Notes"). The Subordinated Notes have a seven-year term and are interest-only, which is payable quarterly at a fixed rate of 12.875%. In conjunction with the issuance of the Subordinated Notes, the Company issued warrants to purchase 290,370 shares of the common stock at an exercise price of $6.70. The Company recognized the value of these warrants of $1.1 million, the fair value less issuance costs, as additional paid-in capital. The warrants may only be exercised by a full payment of cash to the Company of the exercise price or by the cancellation of Company indebtedness owed to the warrant holder.

3. RECLASSIFICATIONS

   Certain reclassifications have been made to the prior year financial statements contained herein to conform to current year presentation.

4. EARNINGS PER SHARE

   Basic earnings per share ("EPS") is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted EPS reflects the potential dilution from the exercise or conversion of securities, such as stock options and warrants, into common stock using the treasury stock method.

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

   The only significant noncash item reported in the respective segments' income or loss from operations is depreciation and amortization (excluding intangibles):

                                                                   THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                           SEPTEMBER 30,
                                                              -------------------------------          --------------------------
                                                                 2000               1999                  2000           1999
                                                              -----------        ------------          -----------   ------------
Revenues
   Adult secure institutional..............................   $    23,160        $     19,979          $    65,946   $     55,954
   Juvenile................................................        21,262              17,409               63,301         47,969
   Pre-release.............................................        12,325               7,933               36,375         23,363
                                                              -----------        ------------          -----------   ------------
Total revenues.............................................   $    56,747        $     45,321          $   165,622   $    127,286
                                                              ===========        ============          ===========   ============

Income from operations
   Adult secure institutional..............................   $     5,663        $      4,391          $    15,127   $     12,925
   Juvenile................................................         2,652               2,201                8,322          4,998
   Pre-release.............................................         3,075               1,721                8,971          5,115
   General and administrative expense......................        (3,274)             (2,054)              (9,004)        (7,404)
   Incentive bonuses.......................................           (80)                (50)                (121)           (50)
   Amortization of intangibles.............................          (371)               (154)              (1,147)          (460)
   Corporate and other.....................................          (149)               (110)                (265)          (378)
                                                              -----------        ------------          -----------   ------------
Total income from operations...............................   $     7,516        $      5,945          $    21,883   $     14,746
                                                              ===========        ============          ===========   ============

                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                  2000              1999
                                                               ----------        ----------
Assets
   Adult secure institutional..............................   $   144,706        $    140,544
   Juvenile................................................        58,784              53,493
   Pre-release.............................................        46,860              47,561
   Intangible assets, net..................................        17,212              18,270
   Corporate and other.....................................        16,558              13,362
                                                              -----------        ------------
Total assets...............................................   $   284,120        $    273,230
                                                              ===========        ============

6. RECENT ACCOUNTING PRONOUNCEMENT


   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB No. 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company believes its revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The Company provides integrated facility development, design, construction and operational services to governmental agencies within three operating divisions: (a) adult secure institutional, correctional and detention services;
(b) juvenile treatment, educational and detention services and (c) pre-release correctional and treatment services. The following table sets forth, for the periods indicated, total service capacity, service capacity and contracted beds in operation, and average occupancy percentage.

                                                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                                                   2000                1999
                                                                                               ------------        ------------

           Total service capacity:
                Residential................................................................        11,659              12,137
                Non-residential community-based............................................         2,705               2,708
                  Total....................................................................        14,364              14,845
           Service capacity in operation (end of period)...................................        12,929              12,240
           Contracted beds in operation (end of period) (1)................................         9,721               9,029
           Average occupancy based on contracted beds in operation (1) (2).................          94.0%               95.8%
           Average occupancy excluding start-up operations (1).............................          95.5%               97.0%

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

   The Company is responsible for all facility operating expenses, except for certain debt service and lease payments with respect to facilities for which it has only a management contract (eight facilities in operation at September 30, 2000).

   A majority of the Company's facility operating expenses consist of fixed costs. These fixed costs include lease and rental expense, insurance, utilities and depreciation. As a result, when the Company commences operation of new or expanded facilities, fixed operating expenses increase. The amount of the Company's variable operating expenses, including food, medical services, supplies and clothing, depend on occupancy levels at the facilities operated by the Company. The Company's largest single operating expense, facility payroll expense and related employment taxes and costs, has both a fixed and a variable component. The Company can adjust staffing and payroll to a certain extent based on occupancy at a facility, but a minimum fixed number of employees is required to operate and maintain any facility regardless of occupancy levels.

   During periods of low unemployment, some facilities may experience difficulty in recruiting and retaining qualified personnel. This could have an adverse impact on the Company's results of operations in the event personnel costs increase at rates faster than the rates received by the Company for its services.

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

                                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                                        --------------------------     -------------------------
                                                                            2000           1999            2000          1999
                                                                        -----------     ----------     -----------     ---------
             Revenues.................................................        100.0%         100.0%          100.0%        100.0%
             Operating expenses.......................................         77.2           78.0            77.6          77.0
             Pre-opening and start-up expenses........................          0.5            1.1             0.5           2.2
             Depreciation and amortization............................          3.3            3.2             3.2           3.5
             General and administrative expenses......................          5.8            4.5             5.4           5.8
                                                                        -----------     ----------     -----------     ---------
             Income from operations...................................         13.2           13.2            13.3          11.5
             Interest expense, net....................................          7.5            4.7             7.0           4.4
                                                                        -----------     ----------     -----------     ---------
             Income before provision for income
                taxes and cumulative effect of change
                in accounting principle...............................          5.7            8.5             6.3           7.1
             Provision for income taxes...............................          2.4            3.4             2.6           2.9
                                                                        -----------     ----------     -----------     ---------
             Income before cumulative effect of change
                in accounting principle...............................          3.3%           5.1%            3.7%          4.2%
                                                                        ===========     ==========     ===========     =========

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

   REVENUES. Revenues increased 25.2% to $56.7 million for the three months ended September 30, 2000 from $45.3 million for the three months ended September 30, 1999.

   Adult secure institutional division revenues increased 15.9% to $23.2 million for the three months ended September 30, 2000 from $20.0 million for the three months ended September 30, 1999 due principally to the 550 bed expansion of the
D. Ray James Prison, which began housing inmates late in the first quarter of 2000 and reached a full occupancy level late in the second quarter of 2000, and expansions at the Big Spring Complex completed in the fourth quarter of 1999 and the first quarter of 2000. These revenue increases were offset in part by reductions in occupancy at certain facilities including the Great Plains Correctional Facility. Management believes these declines from normal occupancy levels are temporary.

   Juvenile division revenues increased 22.1% to $21.3 million for the three months ended September 30, 2000 from $17.4 million for the three months ended September 30, 1999 due primarily to (a) the operations of the juvenile facilities and programs acquired from Interventions - Illinois in November 1999,
(b) increased occupancy at certain facilities including Cornell Abraxas I, the Griffin Juvenile Facility and the Santa Fe County Juvenile Detention Facility, and (c) the addition of various new programs during 1999 including two new non-residential mental health programs and one residential mental health program in Pennsylvania.

   Pre-release division revenues increased 55.4% to $12.3 million for the three months ended September 30, 2000 from $7.9 million for the three months ended September 30, 1999 due principally to the pre-release facilities and programs acquired from Interventions - Illinois in November 1999 and increased occupancy at various facilities.

   OPERATING EXPENSES. Operating expenses increased 23.9% to $43.8 million for the three months ended September 30, 2000 from $35.4 million for the three months ended September 30, 1999. For the three months ended September 30, 2000, operating expenses included approximately $787,000 of rent expense resulting from the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999. Accordingly, depreciation expense and interest expense were reduced as a result of the sale and leaseback transaction.

   Adult secure institutional division operating expenses increased 14.7% to $16.7 million for the three months ended September 30, 2000 from $14.5 million for the three months ended September 30, 1999 due principally to the opening of the D. Ray James Prison 550 bed expansion which began housing inmates late in the first quarter of 2000 and increased occupancy at the Big Spring Complex due to expansions completed in the fourth quarter of 1999 and the first quarter of 2000. As a percentage of revenue, excluding start-up operations, adult secure institutional division operating expenses were 72.3% for the three months ended September 30, 2000 compared to 72.7% for the three months ended September 30, 1999. The 2000 operating margin was impacted favorably due to the expansion of the D. Ray James Prison offset, in part, by the sale and leaseback of a certain owned furniture and equipment during the fourth quarter of 1999, and a reduction in occupancy at the Great Plains Correctional Facility.

   Juvenile division operating expenses increased 22.9% to $18.1 million for the three months ended September 30, 2000 from $14.7 million for the three months ended September 30, 1999. This increase in operating expenses was due to (a) the operations of the juvenile facilities and programs acquired from Interventions - Illinois in November 1999, (b) increased occupancy at certain facilities including the Griffin Juvenile Facility and the Santa Fe County Juvenile Detention Facility, and (c) the addition of various new programs during 1999 including two new non-residential mental health programs and one residential mental health program in Pennsylvania. As a percentage of revenues, excluding start-up operations, juvenile division operating expenses were 85.2% for the three months ended September 30, 2000 compared to 85.1% for the three months ended September 30, 1999. The 2000 operating margin was impacted unfavorably due to the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999 offset, in part, by increased occupancy at certain facilities.

   Pre-release division operating expenses increased 48.2% to $9.0 million for the three months ended September 30, 2000 from $6.0 million for the three months ended September 30, 1999 due principally to the acquisition of various pre-release facilities and programs from Interventions - Illinois in November 1999. As a percentage of revenues, excluding start-up operations, pre-release division operating expenses were 72.7% for the three months ended September 30, 2000 compared to 77.2% for the three months ended September 30, 1999. The improved operating margin for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 was due principally to an increase in occupancy and revenue at certain facilities and the higher operating margins of certain Interventions - Illinois programs, many of which are owned facilities. These operating improvements were offset, in part, by a margin reduction due to the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999.

   PRE-OPENING AND START-UP EXPENSES. Pre-opening and start-up expenses were $295,000 for the three months ended September 30, 2000 and were primarily attributable to the start-up activities of the New Morgan Academy. Pre-opening and start-up expenses were $518,000 for the three months ended September 30, 1999 and were attributable to the pre-opening and start-up activities of the final 550 bed expansion at the D. Ray James Prison, a new pre-release facility in Alaska and a new residential mental health facility in Pennsylvania.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 28.7% to $1.9 million for the three months ended September 30, 2000 from $1.4 million for the three months ended September 30, 1999 due to (a) the completion of the expansions at the Big Spring Complex in the fourth quarter of 1999 and the first quarter of 2000, (b) the completion of the 550 bed expansion in the fourth quarter of 1999 at the D. Ray James Prison, and (c) various facility expansions. Depreciation decreased due to the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 59.4% to $3.3 million for the three months ended September 30, 2000 from $2.1 million for the three months ended September 30, 1999. The increase in general and administrative expenses resulted principally from the centralization of certain administrative functions. Additionally, for the three months ended September 30, 2000, general and administrative expenses included approximately $202,000 of rent expense from the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999.

   INTEREST. Interest expense, net of interest income, increased to $4.2 million for the three months ended September 30, 2000 from $2.1 million for the three months ended September 30, 1999 due principally to (a) increased borrowings to fund the acquisition of Interventions - Illinois in November 1999 and various facility expansions and (b) increases in base interest rates and the Company's interest rate margin on its 2000 Credit Facility. Additionally, during the three months ended September 30, 1999 the Company capitalized interest totaling $298,000 related to the construction of the D. Ray James Prison.

   INCOME TAXES. For the three months ended September 30, 2000 and 1999, the Company recognized a provision for income taxes at an estimated effective rate of 41% and 40%, respectively. The increase in the estimated effective tax rate was due to increased taxable income in certain higher taxing states and a higher marginal federal tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

   REVENUES. Revenues increased 30.1% to $165.6 million for the nine months ended September 30, 2000 from $127.3 million for the nine months ended September 30, 1999.

   Adult secure institutional division revenues increased 17.9% to $65.9 million for the nine months ended September 30, 2000 from $56.0 million for the nine months ended September 30, 1999 due principally to (a) the final 550 bed expansion of the D. Ray James Prison which began housing inmates late in the first quarter of 2000 and reached a full occupancy level late in the second quarter of 2000, (b) the opening of the additional 450 bed second phase of the D. Ray James Prison in the first quarter of 1999, and (c) expansions at the Big Spring Complex completed in the fourth quarter of 1999 and the first quarter of 2000. These revenue increases were offset, in part, by reductions in occupancy at certain facilities including the Great Plains Correctional Facility. Management believes these declines from normal occupancy levels are temporary. Revenues attributable to start-up operations were approximately $44,000 and $866,000, for the nine months ended September 30, 2000 and 1999, respectively.

   Juvenile division revenues increased 32.0% to $63.3 million for the nine months ended September 30, 2000 from $48.0 million for the nine months ended September 30, 1999 due to (a) the operations of the juvenile facilities and programs acquired from Interventions - Illinois in November 1999, (b) the opening of the Cornell Abraxas Youth Center late in the first quarter of 1999,
(c) increased occupancy at certain facilities including the Santa Fe County Juvenile Detention Facility and the Griffin Juvenile Facility, (d) increased occupancy at the Cornell Abraxas I and Cornell Abraxas of Ohio facilities due to facility expansions completed in the fourth quarter of 1999, and (e) the addition of various new programs during 1999 including two new non-residential mental health programs and one new residential mental health program in Pennsylvania. Revenues attributable to start-up operations were $0 and $432,000, for the nine months ended September 30, 2000 and 1999, respectively.

   Pre-release division revenues increased 55.7% to $36.4 million for the nine months ended September 30, 2000 from $23.4 million for the nine months ended September 30, 1999 due principally to (a) the operations of the pre-release facilities and programs acquired from Interventions - Illinois in November 1999
(b) the opening of a new facility in Nome, Alaska late in the third quarter of 1999 and (c) increased occupancy at various facilities including the Leidel Comprehensive Sanctions Center, the Reid Community Correctional Center and the Dallas County Judicial Treatment Center. Revenues attributable to start-up operations were $0 and $122,000 for the nine months ended September 30, 2000 and 1999, respectively.

   OPERATING EXPENSES. Operating expenses increased 31.3% to $128.6 million for the nine months ended September 30, 2000 from $98.0 million for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, operating expenses included approximately $2.4 million of rent expense resulting from the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999. Accordingly, depreciation expense and interest expense were reduced as a result of the sale and leaseback transaction.

   Adult secure institutional division operating expenses increased 23.1% to $47.9 million for the nine months ended September 30, 2000 from $38.8 million for the nine months ended September 30, 1999 due principally to (a) the final 550 bed expansion of the D. Ray James Prison, which began housing inmates late in the first quarter of 2000 and reached a full occupancy level late in the second quarter of 2000, (b) the opening of the additional 450 bed second phase of the D. Ray James Prison in the first quarter of 1999, and (c) increased occupancy at the Big Spring Complex due to expansions completed in the fourth quarter of 1999 and the first quarter of 2000. As a percentage of revenue, excluding start-up operations, adult secure institutional division operating expenses were 72.6% for the nine months ended September 30, 2000 compared to 70.4% for the nine months ended September 30, 1999. The 2000 operating margin was impacted unfavorably due to (a) the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999, (b) a reduction in occupancy at the Great Plains Correctional Facility offset, in part, by the expansion of the D. Ray James Prison and (c) a reduction to operating expenses during the nine months ended September 30, 1999 of $1.0 million at the Santa Fe Adult Detention Facility resulting from a cost-sharing agreement with Company's construction contractor.

   Juvenile division operating expenses increased 29.5% to $53.7 million for the nine months ended September 30, 2000 from $41.4 million for the nine months ended September 30, 1999. The increase in operating expenses was due to (a) the juvenile facilities and programs acquired from Interventions - Illinois in November 1999, (b) increased occupancy at the Cornell Abraxas I and Cornell Abraxas of Ohio facilities due to facility expansions, (c) the opening of the Cornell Abraxas Youth Center which began operations late in the first quarter of 1999, (d) increased occupancy at various facilities including the Santa Fe County Juvenile Detention Facility and the Griffin Juvenile Facility and (e) the addition of various programs including two new non-residential mental health programs and one residential mental health facility in

Pennsylvania. As a percentage of revenues, excluding start-up operations, juvenile division operating expenses were 84.7% for the nine months ended September 30, 2000 compared to 87.4% for the nine months ended September 30, 1999. The improved operating margin for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 was due principally to the higher occupancy and revenue of certain facilities including Cornell Abraxas I, Cornell Abraxas of Ohio, the Cornell Abraxas Youth Center, the Griffin Juvenile Facility and the Santa Fe County Juvenile Detention Facility. These operating margin improvements were offset, in part, by a margin reduction due to the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999.

   Pre-release division operating expenses increased 53.2% to $27.0 million for the nine months ended September 30, 2000 from $17.6 million for the nine months ended September 30, 1999 due principally to (a) the pre-release facilities and programs acquired from Interventions - Illinois in November 1999, (b) the opening of a new facility in Nome, Alaska late in the third quarter of 1999 and
(c) increased occupancy at various facilities including the Leidel Comprehensive Sanctions Center, the Reid Community Correctional Center and the Dallas County Judicial Treatment Center. As a percentage of revenues, excluding start-up operations, pre-release division operating expenses were 74.4% for the nine months ended September 30, 2000 compared to 75.8% for the nine months ended September 30, 1999. The improved operating margin for the nine months ended September 30, 2000 versus the nine months ended September 30, 1999 was due principally to the higher occupancy and revenues at certain facilities. These operating margin improvements were offset, in part, by a margin reduction due to the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999.

   PRE-OPENING AND START-UP EXPENSES. Pre-opening and start-up expenses were $838,000 for the nine months ended September 30, 2000 and were primarily attributable to the pre-opening and start-up activities of the final 550 beds at the D. Ray James Prison in the first quarter of 2000, the New Morgan Academy and the Moshannon Valley Correctional Center. Pre-opening and start-up expenses were $2.8 million for the nine months ended September 30, 1999 and were attributable to the pre-opening and start-up activities of the additional 450 beds in the D. Ray James Prison, the Cornell Abraxas Youth Center during the first quarter of 1999 and other new juvenile programs in Pennsylvania and a new pre-release facility in Alaska.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 20.8% to $5.3 million for the nine months ended September 30, 2000 from $4.4 million for the nine months ended September 30, 1999 due to (a) depreciation of buildings and equipment acquired from Interventions - Illinois in November 1999,
(b) the completion of the expansions at the Big Spring Complex, (c) the completion of the additional 450 bed expansion in the first quarter of 1999 and the final 550 bed expansion in the first quarter of 2000 at the D. Ray James Prison and (d) various facility expansions. Depreciation decreased due to the sale and leaseback of certain owned furniture and equipment during the fourth quarter 1999 and due to the Company's change in the estimated useful lives of certain adult secure institutions effective July 1, 1999.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 21.6% to $9.0 million for the nine months ended September 30, 2000 from $7.4 million for the nine months ended September 30, 1999. The increase in general and administrative expenses resulted principally from the centralization of certain administrative functions. Additionally for the nine months ended September 30, 2000, general and administrative expenses included approximately $615,000 of rent expense from the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999.

   INTEREST. Interest expense, net of interest income, increased to $11.6 million for the nine months ended September 30, 2000 from $5.6 million for the nine months ended September 30, 1999 due principally to (a) increased borrowings to fund the acquisition of Interventions - Illinois in November 1999 and various facility expansions and (b) increases in base interest rates and the Company's interest rate margin on its 2000 Credit Facility. Additionally, during the nine months ended September 30, 1999, the Company capitalized interest totaling $1.1 million related principally to costs for construction of the D. Ray James Prison.

   INCOME TAXES. For the nine months ended September 30, 2000 and 1999, the Company recognized a provision for income taxes at an estimated effective rate of 41% and 40%, respectively. The increase in the estimated effective tax rate was due to increased taxable income in certain higher taxing states and a higher marginal federal tax rate.

LIQUIDITY AND CAPITAL RESOURCES

   GENERAL. The Company's primary capital requirements are for (a) construction of new facilities, (b) acquisitions, (c) expansions of existing facilities, (d) working capital, (e) start-up costs related to new operating contracts, (f) information systems hardware and software and (g) furniture, fixtures and equipment. Working capital requirements generally increase immediately prior to the Company commencing management of a new facility as the Company incurs start-up costs and purchases necessary equipment and supplies before facility management revenue (typically through per diem occupancy fees) is realized.

   NEW FACILITIES AND PROJECTS UNDER CONSTRUCTION. A majority of the New Morgan Academy was completed and became operational early in the fourth quarter of 2000. A portion of the New Morgan Academy remains under construction and is expected to be completed by the first quarter of 2001. In April 1999, the Company was awarded a contract to design, build and operate a 1,095 bed prison for the Federal Bureau of Prisons ("FBOP") in Moshannon Valley, Pennsylvania ("Moshannon Valley Correctional Center"). Construction and activation activities commenced immediately. In June 1999, the FBOP issued a Stop-Work Order pending a re-evaluation of their environmental documentation supporting the decision to award the contract. The environmental study was completed with a finding of no significant impact. While the Stop-Work Order remains in effect, management of the Company believes it will be lifted and construction will be resumed in the near-term. Development and construction costs for the New Morgan Academy and the Moshannon Valley Correctional Center are being financed with the Company's lease financing arrangement discussed below under "Long-Term Credit Facilities".

   LONG-TERM CREDIT FACILITIES. Effective July 21, 2000, the Company formalized terms under the 2000 Credit Facility with a group of financial institutions. The 2000 Credit Facility replaced the 1998 Credit Facility and provides for borrowings of up to $75.0 million under a revolving line of credit, the availability of which is determined by the Company's projected pro forma cash flow, as defined. The 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 1.0% to 2.0%, or a rate which is 2.0% to 3.0% above the applicable LIBOR rate, depending on the level of borrowings. The margin is currently at the level of 3% above the LIBOR rate. The 2000 Credit Facility is secured by substantially all of the Company's assets, including the stock of all of the Company's subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain cash flow, net worth and debt service covenants. At November 10, 2000, the Company had $63.0 million outstanding under the 2000 Credit Facility.

   Additionally, the 2000 Credit Facility provides the Company with an increased capacity to enter into operating lease agreements for the acquisition or development of operating facilities. This lease financing arrangement provides for funding to the lessor under the operating leases of up to $100.0 million, of which approximately $42.6 million has been utilized. The remaining capacity of this lease financing arrangement is expected to be utilized to complete the remaining construction of the New Morgan Academy and the Moshannon Valley Correctional Center. The leases under this arrangement have a term of five years, include purchase and renewal options, and provide for substantial residual value guarantees of approximately 81.4% of the total cost, which would be due by the Company upon termination of the leases. Upon termination of a lease, the Company could either exercise a purchase option or the facilities could be sold to a third party. The Company believes the fair value of the leased facilities will equal or exceed the residual guaranteed amounts.

   Concurrent with the closing of the 2000 Credit Facility, the Bridge Facility was refinanced with proceeds from the Subordinated Notes. The Subordinated Notes have a seven-year term. The Subordinated Notes are interest-only, which is payable quarterly at a fixed rate of 12.875%. In conjunction with the issuance of the Subordinated Notes, the Company issued warrants to purchase 290,370 shares of the common stock at an exercise price of $6.70. The warrants may only be exercised by a full payment of cash to the Company of the exercise price or by the cancellation of Company indebtedness to the warrant holder.

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

   CASH FLOWS FROM OPERATING ACTIVITIES. For the nine months ended September 30, 2000, the Company reported net cash used in operating activities of $1.0 million. This was due in part to the expansions of certain operations and to the November 1999 acquisition of Interventions - Illinois which did not include working capital. Due to the increase in accounts receivable attributable to Interventions - Illinois, the use of cash from operating activities for the nine months ended September 30, 2000 was approximately $4.2 million.

   CAPITAL EXPENDITURES. Capital expenditures for the nine months ended September 30, 2000 were $6.6 million and related principally to the expansion of the Big Spring Complex and certain software development costs.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   In the normal course of business, the Company is exposed to market risk, primarily from changes in interest rates. The Company continually monitors exposure to market risk and develops appropriate strategies to manage this risk. The Company is not exposed to any other significant market risks, including commodity price risk, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. Management does not currently use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices.

   The Company's exposure to changes in interest rates primarily results from its long-term debt with both fixed and floating interest rates. The Company's debt with fixed interest rates consists of the Senior Notes and the Subordinated Notes. The Company's debt with variable interest is its revolving line of credit. At September 30, 2000, approximately 41% ($62.0 million) of the long-term debt was subject to variable interest rates. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $800,000 for the nine months ended September 30, 2000. At September 30, 2000, the fair value of the Company's fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

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



                                                  CORNELL CORRECTIONS, INC.


Date: November 14, 2000                      By:  /S/ STEVEN W. LOGAN
                                                  ------------------------------
                                                  STEVEN W. LOGAN
                                                  Chief Executive Officer and
                                                  President
                                                  (Principal Executive Officer)


Date: November 14, 2000                      By:  /S/ JOHN L. HENDRIX
                                                  ------------------------------
                                                  JOHN L. HENDRIX
                                                  Sr. Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)