Form 10-K
period 2000-12-31
CORNELL COMPANIES INC
filed 2001-03-30
CIK 1016152

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2000           Commission File Number 1-14472

                             CORNELL COMPANIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                       76-0433642
------------------------------------------------             -------------------
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                      Identification No.)

1700 West Loop South, Suite 1500, Houston, Texas                    77027
------------------------------------------------             -------------------
    (Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code:             (713) 623-0790

           Securities registered pursuant to Section 12(b) of the Act:

               Title of Each Class               Name of Stock Exchange
               -------------------               ----------------------
            Common Stock,$.001 par value        New York Stock Exchange
               per share
            Preferred Stock Purchase            New York Stock Exchange
               Rights

           Securities registered pursuant to Section 12(g) of the Act:

                                       NONE

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be not contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|.

      At February 28, 2001, Registrant had outstanding 9,228,000 shares of its common stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $63,398,000 based on the closing price of $7.85 per share as reported on the New York Stock Exchange. For purposes of the foregoing calculation, all directors and officers of the Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or officers is an affiliate.

                       Documents Incorporated by Reference

Portions of the Proxy Statement for 2001 Annual Meeting                 Part III
of Stockholders.
================================================================================

                                     PART I

ITEM 1. BUSINESS

      Cornell Companies, Inc. (the "Company" and formerly Cornell Corrections, Inc.) is a leading private provider of corrections, treatment and educational services to government agencies. Focusing on adult and juvenile populations in both institutional and community settings, the Company provides a full array of services in an environment of dignity and respect, emphasizing community safety and rehabilitation in support of sound public policy. As of December 31, 2000, the Company had contracts to operate 71 facilities with a total service capacity of 14,364. The Company's facilities are located in 13 states and the District of Columbia. The Company's service capacity is comprised of the number of beds available for service upon completion of constuction of residential facilities and the average program capacity of non-residential community-based programs.

Operating Divisions

      The Company provides integrated facility development, design, construction and operational services to government agencies within three operating divisions: (a) adult secure institutional correctional and detention services;
(b) juvenile treatment, educational and detention services and (c) pre-release correctional and treatment services.

      Adult Secure Institutional Correctional and Detention Services. The Company's adult secure institutional division provides maximum, medium, and low-security incarceration. This division is committed to ensuring public safety through the operation of a secure environment and inmates are provided with a variety of programming and services geared toward offenders' successful reintegration into society and a subsequent reduction in recidivism. At December 31, 2000, the Company operated or had under development nine facilities with a total service capacity of 7,462 beds that provide adult secure institutional correctional and detention services for incarcerated adults. For a listing of facility locations and their service capacities, see "Facilities."

      The adult secure institutional division provides:

      o     low to maximum-security incarceration services
      o integrated facility development, design, construction and operational services
      o state-of-the-art correctional technology: electronic controls, surveillance equipment, etc.
      o basic education: preparation and testing for high school equivalency exam (GED), English as a second language (ESL) classes, and Adult Basic Education (ABE)
      o     vocational training: culinary arts, small engine repair, etc.
      o health care: medical, dental, behavioral health and psychiatric services
      o     individual and group counseling
      o substance abuse treatment: detoxification, testing, counseling, 12-step programs and relapse prevention services
      o life skills training including: proper hygiene, personal finance and parenting skills
      o     institutional food services
      o recreational activities: exercise programs, hobby/craft and leisure activities

      The Big Spring Complex, located in Big Spring, Texas, houses minimum-security sentenced aliens with no history of serious assaultive behavior who (a) have five years or less remaining on their sentences and will participate in deportation hearings; and (b) those who have completed their federal sentences and are awaiting transportation by the Immigration and Naturalization Service (the "INS") to deportation and processing centers. The INS and the United States Marshal Services ("USMS") also house inmates at the Big Spring Complex. The Company completed a 560 bed expansion unit ("Cedar Hill Unit") at the Big Spring Complex in the fourth quarter of 1998 and additional expansions totaling 722 beds during the fourth quarter of 1999 and the first quarter of 2000.

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

      The Company assumed operations of the Valencia County Detention Center, located in Los Lunas, New Mexico, during the fourth quarter of 2000. The facility was renovated and expanded in the summer of 2000, increasing its capacity to house 126 male and female detainees of various security levels in separate living units.

      Juvenile Treatment, Educational and Detention Services. The Company's juvenile division provides residential, community-based, behavioral health and alternative education programs to juveniles between the ages of 10 and 17. In addition to meaningful treatment options, the programs also develop continuing care plans which help bridge the juvenile back to the community. Under the names "Cornell Abraxas" and "Cornell Interventions," the Company offers programs to meet the multiple needs of troubled juveniles. At December 31, 2000, the Company operated or had contracts to operate 19 residential facilities and 17 non-residential community-based programs serving an aggregate capacity of approximately 3,206 youths. For a listing of facility locations, see "Facilities." Juvenile correctional and detention services consist primarily of treatment programs that are designed to lead to rehabilitation while providing public safety and holding offenders accountable for their decisions and behavior. The Company operates primarily within a restorative justice model. The basic philosophy is that merely serving time in an institution does not relieve juvenile offenders of the obligation to repay their victims and that incarceration alone does not compensate for the societal impact of crimes. The use of a balanced approach gives equal emphasis to accountability, competency development and community protection.

     The juvenile division provides:

      o diverse treatment settings: physically-secure, staff-secure and community-based
      o specialized treatment for special populations including females, drug sellers, sex offenders, firesetters and families
      o     individualized treatment planning and case management
      o counseling: individual, group and family therapy; cognitive behavior therapy and stress and anger management
      o substance abuse treatment and relapse prevention and education services
      o life skills training: proper hygiene, personal finance and parenting skills
      o     accredited alternative/special educational programs
      o     gender-specific programs
      o     employment training and assistance
      o     medical services
      o     wilderness training programs and accredited ropes course challenges

      Descriptions of a sample of the Company's juvenile division operations are as follows:

      During the fourth quarter of 2000, Cornell Abraxas began operating the New Morgan Academy in Morgantown, Pennsylvania. The New Morgan Academy is a secure residential treatment program with a capacity to serve 214 clients, 12 to 18 years of age. This state-of-the-art facility houses six treatment units: sex offender, habitual offender, substance abuse and behavioral health units for males; a behavioral health unit for females; and a diagnostic/assessment unit for males and females.

      Three other large facilities operated by Cornell Abraxas include: (a) the Cornell Abraxas I program ("A-1"); (b) the Leadership Development Program (the "LDP") and (c) Cornell Abraxas of Ohio. A-1's campus is situated on approximately 100 acres with an aggregate service capacity of 248 beds. Located in the Allegheny National Forest, A-1 operates as an open residential facility for the treatment of delinquent and/or dependent males who have substance abuse problems and/or were involved in the sale of a controlled substance. A-1 also operates a licensed school which offers a full range of educational services and interscholastic sports programs. While at A-1, juvenile offenders may earn a high school diploma, pursue vocational tracks or receive GED instruction and testing. The LDP is conducted on property leased by the Company, located on approximately 3.5 acres in South Mountain, Pennsylvania. The LDP is a 15-week residential treatment program with a wilderness component. The program includes group counseling, substance abuse treatment and licensed educational programs. Cornell Abraxas of Ohio's facility is located on approximately 80 acres in north central Ohio and has a service capacity of 108 beds. This residential facility offers a comprehensive substance abuse treatment and education program for males. Individuals participate in intensive group curriculum which includes a wide variety of topics such as: stages of denial, self-help tools for recovery, goal setting, values, beliefs and morals, relapse process and prevention and sex education. The educational schools within Cornell Abraxas are accredited, whereby graduating juveniles are eligible to receive a full high school diploma as an alternative to the traditional GED certificate or vocational training.

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

      The 160 bed Salt Lake Valley Juvenile Detention Facility in Salt Lake City, Utah includes an interactive satellite link to juvenile courtroom facilities and judges, which allows for processing a high number of juvenile detainees while reducing the time, effort and expense incurred in transporting detainees to offsite courtrooms.

      The Santa Fe County Juvenile Detention Facility in Santa Fe, New Mexico is a 129 bed facility that houses juvenile offenders for Santa Fe County and various surrounding counties. The facility, which was previously a 240 bed facility that housed 200 adults and 40 juveniles, was renovated in 1999 to house juveniles exclusively.

      The Griffin Juvenile Facility is a 170 bed transitional living center for juveniles located in San Antonio, Texas. The Company currently has contracts for the housing of adjudicated and certain homeless non-adjudicated juveniles.

      Pre-Release Correctional and Treatment Services. The Company's pre-release division provides community-based services including job placement and treatment and education programs as an alternative to incarceration as well as to aid in the successful transition of offenders from a correctional facility back into society. At December 31, 2000, the Company operated or had contracts to provide pre-release correctional and treatment services within 20 residential facilities and 6 non-residential community based programs with an aggregate service capacity of 3,696 that provide pre-release correctional and treatment services. For a listing of facility locations, see "Facilities."

      The pre-release division provides:

      o     minimum-security and staff-secure residential services
      o     home confinement and electronic monitoring
      o employability training and assistance: preparing for, securing and maintaining employment
      o basic education: preparation and testing for the GED, Adult Basic Education (ABE), computer courses, college-level courses and extensive libraries
      o     vocation training: culinary arts, construction, etc.
      o counseling: individual, group and family therapy; cognitive behavior therapy; stress and anger management
      o substance-abuse treatment: detoxification, testing, counseling, 12-step programs and relapse prevention services
      o life skills training: proper hygiene, securing appropriate housing, personal finance, and parenting skills.

      Descriptions of a sample of the Company's pre-release division operations are as follows:

      Southwood, located in Chicago, Illinois, is a JCAHO-accredited substance-abuse treatment facility in operation since 1991 with a service capacity of 329. The variety of programs focus on behavior modification and a team approach to treatment and case management. Patients are treated, staffed and discharged to various care levels in accordance with America Society for Addictions Medicine criteria.

      The Reid Community Correctional Center is a six-building complex situated on nine and one-half acres in Houston, Texas. The Company contracts with the Texas Department of Criminal Justice, Parole Division, and Texas Commission on Alcohol and Drug Abuse (TCADA) to provide drug treatment for 310 adult male clients. The center is TCADA-certified as a clinical counseling and training institution.

      The Dallas County Judicial Center (DCJTC) is set on 33 acres in Wilmer, Texas and is the largest program of its type in Texas. DCJTC opened in 1991 and has a service capacity to provide, with referred treatment, 300 adult felony probationers with community-based, substance abuse treatment, as well as medical, vocational, and rehabilitative services instead of prison.

Industry and Market

      In the United States, there has been a growing trend toward privatization of government services and functions, including correctional and detention services, as governments of all types face continuing pressure to control costs and improve the quality of services. Since December 1989, the service capacity of privately managed adult secure institutional correctional and detention facilities in operation or under construction has increased from 10,973 beds to a capacity of 145,160 beds as of December 31, 1999, representing a compound annual growth rate in beds of approximately 29%.

      The United States leads the world in private prison management contracts. At December 31, 1999, there were private adult secure institutional correctional and detention facilities in operation or under construction in 30 states, the District of Columbia and Puerto Rico. According to reports issued by the United States Department of Justice, Bureau of Justice Statistics (the "BJS"), the number of adult offenders housed in United States federal and state prison facilities and in local jails increased from 742,579 at December 31, 1985 to 1,931,859 persons at mid-year 2000. Population growth during the 12-month period ending June 30, 2000 in state and local jails increased by 4.9%, while the federal population rose by 9.3%. Management believes that the increase in the demand for privatized adult secure institutional correctional and detention facilities is also a result, in large part, of the general shortage of beds available in United States adult secure institutional correctional and detention facilities.

      Prison population growth is driven by several factors including:

      o Increases in Drug-Related Crimes. According to the BJS, drug prosecutions in Federal courts increased from 21% of defendants in 1982 to 35% in 1998. In 1996 drug offenders comprised 33% of all persons convicted of a felony in State courts. Drug traffickers accounted for 21% of all convicted felons and drug possessors accounted for 14% of all convicted felons.

      o Increasing Prosecution and Imprisonment Rates; Stricter Sentencing and Longer Incarceration. Federal prosecution, conviction and incarceration rates have been rising steadily. In addition, the Sentencing Reform Act of 1984 took effect in 1987 and established federal sentencing guidelines that (a) require a prison term for many offenses for which probation had previously been imposed, (b) require longer sentences for certain offenses, (c) eliminate parole in certain circumstances and (d) reduce the amount of good conduct time federal offenders can earn.

      Industry reports also indicate that adult offenders convicted of violent crimes generally serve only one-third of their sentence, with the majority of them being repeat offenders. Accordingly, there is a perceived public demand for, among other things, longer prison sentences for adult offenders, as well as prison terms for juvenile offenders, resulting in even more overcrowding in the United States correctional and detention facilities. Finally, numerous courts and other government entities in the United States have mandated that additional services offered to offenders be expanded and living conditions be improved. Many governments do not have the readily available resources to make the changes necessary to meet such mandates.

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

      o Rapid increases in Juvenile Population. In 1998, 70.2 million Americans, more than 1 in 4, were under the age of 18. (National Center for Juvenile Justice's Juvenile Offenders and Victims: 1999 National Report - September 1999 - Howard N. Snyder, Melissa Sickmund and Shay Bilchik, Administrator Office of Juvenile Justice and Delinquency Prevention.) The US Bureau of the Census has estimated the juvenile population will increase by 19% between 1995 and 2007.

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

      Probationers (individuals sentenced for an offense without incarceration) and parolees (individuals released prior to the completion of their sentence) are typically placed in pre-release settings. These individuals typically spend three to six months in halfway houses preparing for re-integration into society.

      A portion of the growth of the pre-release division is driven by the overall growth of the adult prison population, as well as the release rate. Despite the decreasing trend in violent crimes across the nation and an increase in incarceration rates, there are still significant numbers of prisoners released from prison, either conditionally or unconditionally, each year. According to the BJS studies, the number of individuals released from state and federal prison facilities increased by more than 20% from 1990 to 1997, from 431,753 to 521,808, respectively. Approximately 78%, or 369,808 prisoners, were conditionally released (i.e., parole, probation, supervised mandatory release). In 1997, prisoners released under a supervised mandatory release program comprised nearly 38% of all prisoners released and 48% of all conditionally released prisoners. The probation and parole populations represent approximately 71% of the total number of adults under correctional supervision in the United States in 1997.

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

History of Acquisitions

      The Company is the successor to entities that began developing adult secure institutional correctional and detention facilities in 1984, pre-release correctional and treatment facilities in 1974 and juvenile facilities in 1973. Since 1994, the Company has completed eight acquisitions.

      In November 1999, the Company acquired substantially all of the adult and juvenile treatment, educational and correctional assets of Interventions, a not-for-profit corporation headquartered in Chicago, Illinois, and certain assets of BHS Consulting Corporation, a for-profit firm that provided management services to Interventions (collectively, "Interventions-Illinois"). The Company paid an aggregate purchase price of approximately $31.8 million. The acquisition included more than 30 programs operated within 13 facilities throughout Illinois serving a daily population of approximately 1,880 adults and juveniles, and the real properties of seven facilities.

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

      In January 1998, the Company purchased the Great Plains Correctional Facility, an existing 812 bed medium security prison located in Hinton, Oklahoma, for approximately $43.8 million. The purchase included an additional 20 adjacent acres of land for potential future expansion of the facility. In December 1999, the Company transferred ownership of the Great Plains Correctional Facility to HEDA and retained a 75-year leasehold interest in the facility.

      In September 1997, the Company acquired substantially all of the assets of The Abraxas Group, Inc. and four related entities (collectively, "Abraxas"), a not-for-profit juvenile operator of seven residential facilities and 11 non-residential community-based programs, serving an aggregate capacity of approximately 1,400 juvenile offenders and clients. The aggregate purchase price for the acquisition was approximately $19.2 million.

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

      In July 1996, the Company acquired substantially all the assets of MidTex Detentions, Inc. ("MidTex"), the operator of adult secure institutional facilities in Big Spring, Texas (the "Big Spring Complex"), for an aggregate purchase price of approximately $23.2 million. The City of Big Spring has an Intergovernmental Agreement (the "IGA") with the FBOP to house offenders at the Big Spring Complex. As part of the acquisition, MidTex assigned to the Company its rights under an operating agreement with the City of Big Spring (the "Big Spring Operating Agreement") to manage the Big Spring Complex. The Big Spring Operating Agreement has a lease term through 2047. The IGA has an indefinite term, although it may be terminated or modified by the FBOP upon 90 days written notice.

      In May 1996, the Company acquired a 310 bed pre-release facility located in Houston, Texas (the "Reid Community Correctional Center"), for approximately $2.0 million. Included in the acquisition was the real and personal property and the assignment of the Reid Community Correctional Center's contract with the Texas Department of Criminal Justice ("TDCJ").

      In March 1994, the Company acquired Eclectic Communications, Inc. ("Eclectic"), the operator of 11 privatized adult secure institutional and pre-release facilities in California with an aggregate service capacity of 979 beds. Consideration for the acquisition of Eclectic was $10.0 million.

Facilities

      As of December 31, 2000, the Company operated 70 facilities and had one facility under development and construction. The facility under development and construction is the Moshannon Valley Correctional Center. In addition to providing management services, the Company has been involved in the development, design and/or construction of many of these facilities. The following table summarizes certain additional information with respect to facilities under operation or development by the Company as of December 31, 2000:

                                                                                                       Company
                                                             Total               Initial                Owned/
                                                            Service             Contract              Leased or
                Facility Name and Location                Capacity(1)            Date(2)              Managed(3)
                --------------------------                -----------            -------              ----------
Adult Secure Institutional Correctional
and Detention Facilities:

Baker Community Correctional Facility ................       262                  1987                 Leased
   Baker, California
Big Spring Complex ...................................      2,454                  (4)             Owned/Leased(5)
   Big Spring, Texas
D. Ray James Prison ..................................      1,550                 1998                  Owned
   Charlton County, Georgia
Great Plains Correctional Facility ...................       812                   (6)               Leased (7)
   Hinton, Oklahoma
Leo Chesney Community Correctional
   Facility ..........................................       200                  1988                 Leased
   Live Oak, California
Moshannon Valley Correctional Center .................      1,095                 1999                 Leased
   Philipsburg, Pennsylvania (8)
Santa Fe County Adult Detention Facility .............       661                  1997                 Managed
   Santa Fe, New Mexico
Valencia County Detention Center .....................       126                  2000                 Managed
   Los Lunas, New Mexico
Wyatt Detention Facility .............................       302                  1992                 Managed
   Central Falls, Rhode Island

Juvenile Treatment, Educational and Detention Facilities:
Residential Facilities:

City Girls Program ...................................       16                    (9)                 Leased
   Ashland, Illinois
Contact ..............................................       47                    (9)                  Owned
   Wauconda, Illinois
Cornell Abraxas I ....................................       248                  1973                  Owned
   Marienville, Pennsylvania
Cornell Abraxas II ...................................       23                   1974                  Owned
   Erie, Pennsylvania
Cornell Abraxas III ..................................       22                   1975                  Owned
   Pittsburgh, Pennsylvania

                                             (Table continued on following page)

                                                                                                       Company
                                                            Total                Initial               Owned/
                                                           Service              Contract              Leased or
                Facility Name and Location                Capacity(1)             Date(2)             Managed(3)
                --------------------------                -----------             -------             ----------
Juvenile Residential Facilities: (Continued)

Cornell Abraxas Center for Adolescent
   Females ...........................................       46                   1989                  Owned
   Pittsburgh, Pennsylvania
Cornell Abraxas of Ohio ..............................       108                  1993                  Owned
   Shelby, Ohio
Cornell Abraxas Youth Center .........................       92                   1999                 Leased
   South Mountain, Pennsylvania
Danville Center for Adolescent Females ...............       64                   1998                 Managed
   Danville, Pennsylvania
DuPage Adolescent Center .............................       34                    (9)                  Owned
   Hinsdale, Illinois
Erie Residential Behavioral Health ...................       16                   1999                 Leased
   Erie, Pennsylvania
Griffin Juvenile Facility ............................       170                  1996                  Owned
   San Antonio, Texas
Leadership Development Program .......................       120                  1994                 Leased
   South Mountain, Pennsylvania
New Morgan Academy ...................................       214                  2000                 Leased
   New Morgan, Pennsylvania
Psychosocial Rehabilitation Unit .....................       13                   1994                  Owned
   Erie, Pennsylvania
Residential School ...................................       30                    (9)                  Owned
   Matteson, Illinois
Salt Lake Valley Juvenile Detention Facility .........       160                  1996                 Managed
   Salt Lake City, Utah
Santa Fe County Juvenile Detention Facility ..........       129                  1997                 Managed
   Santa Fe, New Mexico
South Mountain Secure Residential
   Treatment Unit ....................................       52                   1997                 Managed
   South Mountain, Pennsylvania

Juvenile Non-Residential Community-Based Centers:

Adams County Mental Health ...........................       34                   1998                 Leased
   Oxford, Pennsylvania
Cornell Abraxas Parenting Academy ....................       36                   1999                 Leased
   Harrisburg, Pennsylvania
Cornell Abraxas Student Academy ......................       110                  1996                 Leased
   Harrisburg, Pennsylvania
Day Treatment Program ................................       58                   1996                 Leased
   Harrisburg, Pennsylvania
Delaware Community Programs ..........................       33                   1994                 Leased
   Milford, Delaware

                                             (Table continued on following page)

                                                                                                       Company
                                                            Total                Initial               Owned/
                                                           Service              Contract              Leased or
                Facility Name and Location                Capacity(1)            Date(2)              Managed(3)
                --------------------------                -----------            -------              ----------
Juvenile Non-Residential Community-Based Centers: (Continued)

Erie Behavioral Health Services ......................       36                   1997                 Leased
   Erie, Pennsylvania
Juvenile Field Services ..............................       110                   (9)                 Managed
   Chicago, Illinois
Kline Plaza ..........................................       251                  1996                 Leased
   Harrisburg, Pennsylvania
Lehigh Valley Community Programs .....................       31                   1992                 Leased
   Lehigh Valley, Pennsylvania
Lycoming/Clinton County Behavioral
   Health Services ...................................       30                   1998                 Leased
   Williamsport, Pennsylvania
Maple Creek Home .....................................        8                    (9)                  Owned
   Matteson, Illinois
Non-Residential Care - West ..........................       25                    (9)                 Leased
   Pittsburgh, Pennsylvania
Harrisburg ...........................................       91                   1999                 Leased
   Harrisburg, Pennsylvania
Philadelphia Community Programs ......................       60                   1992                  Owned
   Philadelphia, Pennsylvania
Supervised Home Services/Home Detention ..............       64                   1993                 Leased
   District of Columbia
Workbridge Allegheny .................................       475                  1994                 Leased
   Pittsburgh, Pennsylvania
Workbridge Philadelphia ..............................       150                  1998                 Leased
   Philadelphia, Pennsylvania

Pre-Release Residential Correctional and
Treatment Facilities:

Cordova Center .......................................       192                  1985                  Owned
   Anchorage, Alaska
Dallas County Judicial Center ........................       300                  1991                 Leased
   Wilmer, Texas
Durham Center ........................................       75                   1996                 Leased
   Durham, North Carolina
El Monte Center ......................................       55                   1993                 Leased
   El Monte, California
Inglewood Men's Center ...............................       50                   1982                 Leased
   Inglewood, California
Leidel Community Correctional Center .................       150                  1996                  Owned
   Houston, Texas
Marvin Gardens Center ................................       42                   1981                 Leased
   Los Angeles, California

                                             (Table continued on following page)

                                                                                                       Company
                                                            Total                Initial               Owned/
                                                           Service              Contract              Leased or
                Facility Name and Location                Capacity(1)            Date(2)              Managed(3)
Pre-Release Residential Correctional and
Treatment Facilities: (Continued)

Midtown Center .......................................       32                   1998                  Owned
   Anchorage, Alaska
Northstar Center .....................................       105                  1990                 Leased
   Fairbanks, Alaska
Oakland Center .......................................       61                   1981                 Leased
   Oakland, California
Parkview Center ......................................       112                  1993                  Owned
   Anchorage, Alaska
Reid Community Correctional Center ...................       310                  1996                  Owned
   Houston, Texas
Salt Lake City Center ................................       58                   1995                 Leased
   Salt Lake City, Utah
San Diego Center .....................................       131                  1984                 Leased
   San Diego, California
Santa Barbara Center .................................       25                   1996                 Leased
   Santa Barbara, California
Seaside Center .......................................       40                   1999                 Leased
   Nome, Alaska
Southwood ............................................       329                   (9)                  Owned
   Chicago, Illinois
Taylor Street Center .................................       177                  1984                 Leased
   San Francisco, California
Tundra Center ........................................       99                   1986                  Owned
   Bethel, Alaska
Woodridge ............................................       139                   (9)                  Owned
   Woodridge, Illinois

Pre-Release Non-Residential Community-Based
Treatment Centers:

Bolingbrook ..........................................       111                   (9)                 Leased
   Bolingbrook, Illinois
East St.  Louis ......................................       80                    (9)                 Leased
   East St. Louis, Illinois
Joliet ...............................................       100                   (9)                 Leased
   Joliet, Illinois
Northside Clinic .....................................       202                   (9)                  Owned
   Chicago, Illinois
Santa Fe Electronic Monitoring .......................       50                   1999                 Leased
   Santa Fe, New Mexico
Southwestern Illinois Correctional Center (10) .......       671                   (9)                 Managed
   East St. Louis, Illinois

                                               (Footnotes on the following page)

(1) Total service capacity is comprised of the beds available for service upon completion of construction of residential facilities and the average program capacity of the non-residential community-based facilities. In certain cases, the management contract for a facility provides for a lower number of beds.
(2) Date from which the Company, or its predecessor, has had a contract for services on an uninterrupted basis.
(3) The Company does not incur any facility use costs for facilities which the Company only has a management contract.
(4) The City of Big Spring entered into the IGA with the FBOP for an indefinite term (until modified or terminated) with respect to the Big Spring Complex, which began operations during 1989. The Big Spring Operating Agreement, as amended, has a term through 2047 including renewal options at the Company's discretion, pursuant to which the Company manages the Big Spring Complex for the City of Big Spring. The portion of the Big Spring Operating Agreement relating to the Cedar Hill Unit has a term of 30 years with four five-year renewal options at the Company's discretion.
(5) In connection with the acquisition of MidTex, and as part of the purchase price, the Company prepaid a majority of the facility costs related to three of the Big Spring Complex units. The Company owns the Cedar Hill Unit originally constructed in 1998.
(6) The prison is operated pursuant to a one-year contract with nine one-year renewal options between the Oklahoma Department of Corrections and HEDA. HEDA in turn has subcontracted the operations to the Company under a 30-year operating contract with four five-year renewals.
(7) In December 1999, the Company transferred ownership of the Great Plains Correctional Facility to HEDA and retained a leasehold interest in the property for a term of 75 years plus renewal options.
(8) In April 1999, the Company was awarded a contract to design, build and operate the Moshannon Valley Correctional Center and immediately commenced construction and activation activities. In June 1999, the FBOP issued a Stop-Work Order pending a re-evaluation of their environmental documentation supporting the decision to award the contract. The environmental study was completed with a finding of no significant impact. While the Stop-Work Order is still in effect, management believes it will be lifted and construction will be resumed in the near-term.
(9) The Cornell Interventions programs/facilities contract with numerous agencies throughout Illinois. Initial contract dates vary by agency and range from 1974 to 1997.
(10) The Company manages a therapeutic community drug and alcohol program operated within the state operated Southwestern Illinois Correctional Center.

Facility Management Contracts

      The Company's facility management contracts generally provide that the Company will be compensated at an occupant per diem rate, fees for treatment service, or cost-plus reimbursement. Such compensation is invoiced in accordance with the applicable contract and is typically paid to the Company on a monthly basis. Some of the Company's juvenile education contracts provide for annual payments. Under a per diem rate structure, a decrease in occupancy rates would cause a decrease in revenues and profitability. The Company is, therefore, dependent upon governmental agencies to supply the Company's facilities with a sufficient number of offenders or clients to meet the contract capacities. However, in most cases, such governmental agencies are under no obligation to do so. Moreover, because certain of the Company's facilities have offenders or clients serving relatively short sentences or only the last three to six months of their sentences, the high turnover rate of offenders or clients requires a constant influx of new offenders or clients from the relevant governmental agencies to provide sufficient occupancies to achieve profitability. Occupancy rates during a facility's start-up phase typically result in capacity under-utilization for at least 30 to 90 days. Following a contract award, the Company incurs facility start-up costs including initial employee training, travel and other direct expenses incurred in connection with the contract. These costs vary by contract. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      All of the Company's contracts are subject to legislative appropriations. A failure by a governmental agency to receive appropriations could result in the termination of the contract by such agency or a reduction of the management fee payable to the Company. To date, the Company has not lost a material contract due to a governmental agency not receiving appropriations, although no assurance can be given that the governmental agencies will continue to receive appropriations in all cases.

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

      The Company's facility management contracts typically have terms ranging from one to five years and many contracts provide for one or more renewal options for terms ranging from one to five years. Only the contracting governmental agency may exercise a renewal option. In connection with the exercise of the renewal option, the contracting governmental agency or the Company typically has requested changes or adjustments to the contract terms. Additionally, the Company's facility management contracts typically allow a contracting governmental agency to terminate a contract without cause by giving the Company written notice ranging from 30 to 180 days. To date, none of the Company's contracts have been terminated before expiration.

Marketing and Business Development

      The Company's principal customers are federal, state and local governmental agencies responsible for adult and juvenile corrections, treatment and educational services. The development process for obtaining facility management contracts consists of several steps including issuance of a Request for Proposal ("RFP") by a contracting agency, submission of a response to the RFP by the Company, the award of the contract by a governmental agency and the commencement of construction or operation of the facility. These agencies generally procure services from the private sector by issuing a RFP to which a number of companies may respond. Most of the Company's efforts to obtain new business opportunities are expected to be in the form of responding to RFPs. As part of the Company's process of responding to RFPs, management of the Company meets with appropriate personnel from the requesting agency to best determine the agency's distinct needs. If the Company believes the project complies with its strategic business plan, the Company will submit a written response to the RFP. When responding to RFPs, the Company incurs costs, typically ranging from $10,000 to $75,000 per proposal, to determine the prospective client's distinct needs and prepare a detailed response to the RFP. In addition, the Company may incur substantial costs to acquire options to lease or purchase land for a proposed facility and engage outside consulting and legal expertise related to a particular RFP. The preparation of a response to an RFP typically takes from five to ten weeks.

      A typical RFP requires bidders to provide detailed information, including, but not limited to, descriptions of the following: services to be provided by the bidder, bidder's experience and qualifications, and the price at which the bidder is willing to provide the services requested by the agency (which services may include the renovation, improvement or expansion of an existing facility or the planning, design and construction of a new facility). The governmental agency will award a contract based on proposals received in response to an RFP; however, the agency does not necessarily award a contract to the lowest bidder. In addition to costs, governmental agencies consider factors including bidders' experience and qualifications.

      The Company's experience has been that a substantial period of time may elapse from the initial inquiry to receipt of a new contract, although, as the concept of privatization has gained wider acceptance, the length of time from inquiry to the award of contract has shortened. The length of time required to award a contract is also affected, in some cases, by the need to introduce enabling legislation. The bidding and award process for an RFP typically takes from three to nine months. Generally, if the facility for which an award has been made must be constructed, a newly constructed facility typically commences operations between 12 and 24 months after the contract award.

      The Company may receive inquiries from or on behalf of governmental agencies considering privatization of certain facilities or that have already decided to contract with private providers. When such an inquiry is received, the Company determines whether there is a need for the Company's services and whether the legal and political climate in which the governmental agency operates is conducive to serious consideration of privatization. The Company then conducts an initial cost analysis to further determine project feasibility.

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

Operations

      Pursuant to the terms of its management contracts, the Company is responsible for the overall operation of its facilities, including staff recruitment, general facility administration, security and supervision of the offenders or clients and facility maintenance. The Company also provides a variety of rehabilitative and educational programs at many of its facilities. See "Operating Divisions" for a description of services provided.

      The Company operates each facility in accordance with Company-wide policies and procedures based on the standards and guidelines established by the American Correctional Association ("ACA") Commission on Accreditation and/or the appropriate licensing agencies. ACA is made up of corrections industry professionals and is the only organization to administer national accreditation for all facets of adult and juvenile corrections facilities and programs. ACA standards are the national benchmark for the effective operation of correctional systems throughout the United States and address services, programs, and operations essential to good correctional management including administrative and fiscal controls, staff training and development, physical plant, safety and emergency procedures, sanitation, food service, and rules and discipline.

      Internal quality control, conducted by senior facility staff and executive officers of the Company, takes the form of periodic operational, programming and fiscal audits; facility inspections; regular review of logs, reports and files; and strict maintenance of personnel standards, including an active training program. Each of the Company's facilities develops its own training plan that is reviewed, evaluated and updated annually. All adult correctional officers undergo a minimum 40-hour orientation upon their hiring and receive academy-level training amounting to 120 hours and on-the-job training of up to 80 hours. Each correctional officer also receives up to 40 hours of continuing training and education annually. All juvenile treatment employees undergo a minimum 80-hour orientation upon their hiring and also receive up to 40 hours of continuing training and education annually.

Facility Design, Construction and Finance

      In addition to operating correctional and treatment facilities, the Company also provides consultation and management services to governmental agencies with respect to the development, design and construction of new correctional and detention facilities as well as the redesign and renovation of older facilities. The Company or its predecessors have consulted on and/or managed the development, design and/or construction of a number of facilities in each operating division.

      The Company utilizes a group of experts in their respective fields to participate from the conceptual design to the final construction of a project. Professional architectural consultants are integral members of that group. When designing a facility, the Company's outside architects utilize, with appropriate modifications, prototype designs the Company has previously used in developing projects. Management of the Company believes that the use of such proven designs allows the Company to reduce cost overruns and avoid construction delays. Additionally, the Company designs its facilities with the intention to improve security and minimize the personnel needed to sufficiently staff the facility by utilizing enhanced visual and electronic surveillance of the facility.

      The Company may propose various construction financing structures to the contracting agencies. The agency may finance, or the Company may arrange for the financing of, the construction of such facilities through various methods including, but not limited to, the following: (a) a one-time general revenue appropriation by the governmental agency for the cost of the new facility; (b) general obligation bonds secured by either a limited or unlimited tax levy by the issuing governmental entity or (c) lease revenue bonds or certificates of participation secured by an annual lease payment that is subject to annual or bi-annual legislative appropriations. If the project is financed using project-specific tax-exempt bonds or other obligations, the construction contract is generally subject to the sale of such bonds or obligations. If such bonds or obligations are not sold, construction and management of the facility will be delayed until alternate financing is procured or development of the project will be entirely suspended. When the Company is awarded a facility management contract, appropriations for the first annual or bi-annual period of the contract's term have generally already been approved, and the contract is subject to governmental appropriations for subsequent annual or bi-annual periods.

      The Company has in the past worked with governmental agencies and placement agents to obtain and structure financing for construction of facilities. In some cases, an unrelated special purpose corporation is established to incur borrowings to finance construction and own the facilities and, in other cases, the Company directly incurs borrowings for construction financing. A growing trend in the privatization industry is the requirement by governmental agencies that private operators make capital investments in new facilities and enter into direct financing arrangements in connection with the development of such facilities. There can be no assurance the Company will have available capital if and when required to make such an investment to secure a contract for developing a facility.

Competition

      The Company competes with a number of companies, including, but not limited to, Corrections Corporation of America, Wackenhut Corrections Corporation and Correctional Services Corporation. The Company also competes in some markets with small local companies that may have better knowledge of local conditions and may be better positioned to gain political and public acceptance. The Company may also compete in some markets with governmental agencies that operate correctional and detention facilities.

Employees

      At December 31, 2000, the Company had approximately 3,404 full-time employees and 269 part-time employees. The Company employs management, administrative and clerical, security, educational and counseling services, health services and general maintenance personnel. Approximately 396 employees at three of the Company's facilities are represented by unions. The Company believes its relations with its employees are good.

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

Business Concentration

      For the years ended December 31, 2000, 1999 and 1998, 18.5%, 19.8% and 20.1%, respectively, of the Company's consolidated revenues were derived from contracts with the FBOP.

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

ITEM 2. PROPERTIES

      The Company leases corporate headquarters office space in Houston, Texas and regional administrative offices in Ventura, California, Pittsburgh, Pennsylvania and Chicago, Illinois. The Company also leases various facilities it is currently operating or developing. For a listing of owned and leased facilities, see "Business - Facilities."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to the Company's security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR CORNELL COMPANIES, INC. COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The common stock of the Company is currently listed on the New York Stock Exchange ("NYSE") under the symbol "CRN." As of February 28, 2001, there were approximately 44 record holders of common stock. The quarterly high and low closing sales prices for the common stock from January 1, 1999 through February 28, 2001 are shown below:

                                                               High        Low
      1999:                                                  --------   --------
            First Quarter ................................   $19 5/8    $13 1/4
            Second Quarter ...............................    22 5/8     15 1/2
            Third Quarter ................................    17 1/8     13 15/16
            Fourth Quarter ...............................    16 3/8      8 1/8

      2000:
            First Quarter ................................    11          7 9/16
            Second Quarter ...............................    11          6 9/16
            Third Quarter ................................     9          6 1/8
            Fourth Quarter ...............................     8 3/16     3 1/2

      2001:
            First Quarter (through February 28, 2001) ....     8 1/4      5 11/16

      The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain excess cash flow, if any, for use in the operation and expansion of its business and does not anticipate paying cash dividends on the common stock in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will be dependent upon, among other factors, the Company's results of operations; financial condition; capital requirements; restrictions, if any, imposed by financing commitments and legal requirements. The Amended and Restated Credit Agreement, dated as of July 21, 2000 ("2000 Credit Facility"), and the Company's Note and Equity Purchase Agreement, dated as of July 21, 2000 ("Subordinated Notes"), currently prohibit the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                       Year Ended December 31,
                                                    --------------------------------------------------------
                                                      2000        1999(1)      1998(2)    1997(3)    1996(4)
                                                    --------     ---------    --------   --------   --------
                                                           (dollars in thousands, except per share data)
Statement of Operations Data:
   Revenues ......................................  $226,050     $ 176,967    $123,119   $ 70,302   $ 32,327
   Income from operations ........................    29,061        22,249      12,589      5,630        339
   Income (loss) before income taxes and
     cumulative effect of change in
     accounting principle ........................    13,507        13,844      10,104      5,553     (2,304)
   Income (loss) before cumulative effect
     of change in accounting principle ...........     7,969         8,306       6,062      3,554     (2,379)
   Cumulative effect of change in accounting
     principle, net of related income tax
      benefit of $1,969 in 1999 ..................        --         2,954          --         --         --
   Net income (loss) .............................  $  7,969     $   5,352    $  6,062   $  3,554   $ (2,379)
   Earnings (loss) per share:
   - Basic
     Income before cumulative effect of
       change in accounting principle ............  $    .85     $     .88    $    .64   $    .48   $   (.65)
     Net income (loss) ...........................  $    .85     $     .57    $    .64   $    .48   $   (.65)
   - Diluted
     Income before cumulative effect of
       change in accounting principle ............  $    .84     $     .86    $    .62   $    .46   $   (.65)
     Net income (loss) ...........................  $    .84     $     .55    $    .62   $    .46   $   (.65)
   Number of shares used to compute EPS
     (in thousands):
       - Basic ...................................     9,383         9,432       9,442      7,350      3,673
       - Diluted .................................     9,495         9,660       9,772      7,740      3,673

Operating Data:
   Total service capacity:
     Residential .................................    11,318(5)     11,796       9,135      6,172      3,577
     Non-residential community-based .............     3,046         3,049       1,390        900         --
                                                    --------     ---------    --------   --------   --------
       Total .....................................    14,364(5)     14,845      10,525      7,072      3,577
   Service capacity in operation
     (end of period) .............................    13,269        12,240       8,700      5,061      2,899
   Contracted beds in operation
     (end of period)(6) ..........................    10,061         9,029       7,310      4,161      2,899
   Average occupancy based on contracted
     beds in operation (6)(7) ....................      94.3%         95.8%       93.8%      97.6%      97.0%
   Average occupancy excluding start-up
     operations (6) ..............................      96.0%         97.0%       98.3%      97.6%      97.0%

Balance Sheet Data:
   Working capital (deficit) .....................  $ 29,703     $ (12,636)   $ 16,828   $ 26,220   $  7,747
   Total assets ..................................   291,439       273,991     212,695    104,109     46,824
   Long-term debt ................................   146,926       101,500      98,480        432        745
   Stockholders' equity ..........................   104,320        97,208      91,500     86,730     41,051

Notes to Selected Consolidated Financial Data

(1)   Includes the operations of Interventions-Illinois acquired in November
      1999.
(2) Includes the operations of the Great Plains Correctional Facility acquired in January 1998 and the Alaska facilities purchased from Allvest in August 1998.
(3) Includes the operations of Interventions-Texas and Abraxas acquired in January 1997 and September 1997, respectively.
(4) Includes the operations of the Reid Community Correctional Center and the Big Spring Complex acquired in May 1996 and July 1996, respectively.
(5) The Utah Department of Corrections ("Utah DOC") selected the Company's bid in June 1999 for the 490 bed Timpie Valley Correctional Facility subject to final contract negotiations. In 2000, the Utah DOC declined to pursue this project, therefore the Company's service capacity was reduced accordingly.
(6) Occupancy percentages are based on contracted service capacity of residential facilities in operation. Since certain facilities have service capacities that exceed contracted capacities, occupancy percentages can exceed 100% of contracted capacity.
(7) Occupancy percentages reflect less than normalized occupancy during the start-up phase of any applicable facility, resulting in a lower average occupancy in periods when the Company has substantial start-up activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The Company is a leading private provider of corrections, treatment and educational services to government agencies. As of December 31, 2000, the Company had contracts to operate 71 facilities with a total service capacity of 14,364. The Company's facilities are located in 13 states and the District of Columbia.

      The Company provides integrated facility development, design, construction and operational services to government agencies within three operating divisions: (a) adult secure institutional, correctional and detention services;
(b) juvenile treatment, educational and detention services and (c) pre-release correctional and treatment services. The following table sets forth for the periods indicated total service capacity, the service capacity and contracted beds in operation at the end of the periods shown and the average occupancy percentages.

                                                                       Year Ended December 31,
                                                                   -----------------------------
                                                                    2000        1999       1998
                                                                   ------      ------     ------
Total service capacity (1):
     Residential ................................................. 11,318(2)   11,796      9,135
     Non-residential community-based .............................  3,046       3,049      1,390
                                                                   ------      ------     ------
       Total ..................................................... 14,364(2)   14,845     10,525
Service capacity in operation (end of period) .................... 13,269      12,240      8,700
Contracted beds in operation (end of period) (3) ................. 10,061       9,029      7,310
Average occupancy based on contracted beds in operation (3)(4) ...   94.3%       95.8%      93.8%
Average occupancy excluding start-up operations (3) ..............   96.0%       97.0%      98.3%

(1) The Company's service capacity is comprised of the number of beds available for service upon completion of construction of residential facilities and the average program capacity of non-residential community-based programs.
(2) The Utah DOC selected the Company's bid in June 1999 for the 490 bed Timpie Valley Correctional Facility subject to final contract negotiations. In 2000, the Utah DOC declined to pursue this project, therefore the Company's service capacity was reduced accordingly.
(3) Occupancy percentages are based on contracted service capacity of residential facilities in operation. Since certain facilities have service capacities that exceed contracted capacities, occupancy percentages can exceed 100% of contracted capacity.
(4) Occupancy percentages reflect less than normalized occupancy during the start-up phase of any applicable facility, resulting in a lower average occupancy in periods when the Company has substantial start-up activities.

      The Company derives substantially all its revenues from providing corrections, treatment and educational services to federal, state and local government agencies in the United States. Revenues for the Company's services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period or cost-plus reimbursement.

      Factors which the Company considers in determining the per diem rate to charge include: (a) the programs specified by the contract and the related staffing levels; (b) wage levels customary in the respective geographic areas;
(c) whether the proposed facility is to be leased or purchased and (d) the anticipated average occupancy levels which the Company believes could reasonably be maintained.

      Although the Company has experienced higher operating margins in its adult secure institutional and pre-release divisions as compared to the juvenile division, the Company's operating margins generally vary from facility to facility based on the level of competition for the contract award, the proposed length of the contract, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract, and the Company's ability to increase contract revenues. The Company has and expects to experience interim period operating margin differences due to the number of calendar days in the period, higher payroll taxes in the first half of the year, and salary and wage increases which are incurred prior to certain contract revenue increases.

      The Company is responsible for all facility operating expenses, except for certain debt service and lease payments with respect to facilities for which the Company has only a management contract (nine facilities in operation at December 31, 2000).

      A majority of the Company's facility operating expenses consist of fixed costs. These fixed costs include lease and rental expense, insurance, utilities and depreciation. As a result, when the Company commences operation of new or expanded facilities, fixed operating expenses increase. The amount of the Company's variable operating expenses, including food, medical services, supplies and clothing, depend on occupancy levels at the facilities operated by the Company. The Company's largest single operating expense, facility payroll expense and related employment taxes and costs, has both a fixed and a variable component. The Company can adjust the staffing and payroll to a certain extent based on occupancy at a facility, but a minimum fixed number of employees is required to operate and maintain any facility regardless of occupancy levels. Personnel costs are subject to increase in tightening labor markets based on local economic and other conditions.

      Pre-opening and start-up expenses consist primarily of payroll, benefits, training and other operating costs prior to opening a new or expanded facility and during the period of operation while occupancy is ramping up.

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

      Newly opened facilities are staffed according to contract requirements when the Company begins receiving offenders or clients. Offenders or clients are typically assigned to a newly opened facility on a phased-in basis over a one- to three-month period, although certain programs require a longer time period to reach break-even occupancy levels. The Company incurs start-up operating losses at new facilities until break-even occupancy levels are reached. Quarterly results can be substantially affected by the timing of the commencement of operations as well as development and construction of new facilities.

      Working capital requirements generally increase immediately prior to the Company's commencing management of a new or expanded facility as the Company incurs start-up costs and purchases necessary equipment and supplies before facility management revenue is realized.

Results of Operations

      The Company's historical operating results reflect a significant expansion of the Company's business. Material fluctuations in the Company's results of operations are principally the result of the timing and effect of acquisitions, the level of new contract development activity conducted by the Company, and occupancy rates at Company-operated facilities. The Company's acquisitions have been accounted for using the purchase method of accounting, whereby the operating results of the acquired businesses have been reported in the Company's operating results since the date of acquisition.

      The following table sets forth for the periods indicated the percentages of revenues represented by certain items in the Company's historical consolidated statements of operations:

                                                                         Year Ended December 31,
                                                                       --------------------------
                                                                        2000      1999      1998
                                                                       ------    ------    ------
Revenues ...........................................................    100.0%    100.0%    100.0%
Operating expenses .................................................     77.6      76.8      80.2
Pre-opening and start-up expenses ..................................      1.0       1.7        --
Depreciation and amortization ......................................      3.2       3.3       3.4
General and administrative expenses ................................      5.3       5.6       6.2
                                                                       ------    ------    ------
Income from operations .............................................     12.9      12.6      10.2
Interest expense, net ..............................................      6.9       4.8       2.0
                                                                       ------    ------    ------
Income before income taxes and cumulative effect of change
     in accounting principle .......................................      6.0       7.8       8.2
Provision for income taxes .........................................      2.5       3.1       3.3
                                                                       ------    ------    ------
Income before cumulative effect of change in accounting principle ..      3.5%      4.7%      4.9%
                                                                       ======    ======    ======

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Revenues. Revenues increased 27.7% to $226.1 million for the year ended December 31, 2000 from $177.0 million for the year ended December 31, 1999.

      Adult secure institutional division revenues increased 19.9% to $91.2 million for the year ended December 31, 2000 from $76.0 million for the year ended December 31, 1999 due principally to (a) the final 550 bed expansion of the D. Ray James Prison which began housing inmates late in the first quarter of 2000 and reached a full occupancy level late in the second quarter of 2000, (b) the opening of the additional 450 bed second phase of the D. Ray James Prison in the first quarter of 1999, (c) expansions at the Big Spring Complex completed in the fourth quarter of 1999 and the first quarter of 2000 and (d) the opening of the Valencia County Detention Center in the fourth quarter of 2000. These revenue increases were offset, in part, by reductions in occupancy at certain facilities including a temporary reduction at the Great Plains Correctional Facility. As of December 31, 2000, occupancy at these facilities had returned to normal occupancy levels. Additionally, during the fourth quarter of 2000, the Company entered into a license agreement with its construction contractor that conveyed certain rights to the design of an adult secure institution. A non-recurring license agreement payment of $950,000 was recognized as revenue by the Company. The Company has not licensed such designs in prior years and does not expect to generate significant revenues from such activity in future periods. Revenues attributable to start-up operations were approximately $44,000 and $866,000, for the years ended December 31, 2000 and 1999, respectively, and related primarily to the D. Ray James Prison expansions.

      Juvenile division revenues increased 28.2% to $86.0 million for the year ended December 31, 2000 from $67.1 million for the year ended December 31, 1999 due to (a) the operations of the juvenile facilities and programs acquired from Interventions - Illinois in November 1999, (b) increased occupancy at the Cornell Abraxas I facility due to a facility expansion completed in the fourth quarter of 1999, (c) the opening of the Cornell Abraxas Youth Center late in the first quarter of 1999, (d) increased occupancy at certain facilities including the Santa Fe County Juvenile Detention Facility and the Griffin Juvenile Facility, (e) the opening of the New Morgan Academy in the fourth quarter of 2000, and (f) the addition of various new programs during 1999 including two new non-residential mental health programs and one new residential mental health program in Pennsylvania. Revenues attributable to start-up operations were $1.2 million and $432,000, for the years ended December 31, 2000 and 1999, respectively. For the year ended December 31, 2000, revenues attributable to start-up operations related primarily to the New Morgan Academy. For the year ended December 31, 1999, revenues attributable to start-up operations related to the opening of two new residential facilities and three new non-residential programs.

      Pre-release division revenues increased 44.4% to $48.9 million for the year ended December 31, 2000 from $33.8 million for the year ended December 31, 1999 due principally to (a) the operations of the pre-release facilities and programs acquired from Interventions - Illinois in November 1999, (b) the opening of a new facility in Nome, Alaska late in the third quarter of 1999 and
(c) increased occupancy at various facilities including the Leidel Comprehensive Sanctions Center, the Reid Community Correctional Center and the Dallas County Judicial Treatment Center. Revenues attributable to start-up operations were $0 and $122,000 for the years ended December 31, 2000 and 1999, respectively. Revenues attributable to start-up operations for the year ended December 31, 1999 related to the new facility in Nome, Alaska.

      Operating Expenses. Operating expenses increased 29.1% to $175.4 million for the year ended December 31, 2000 from $135.9 million for the year ended December 31, 1999. For the years ended December 31, 2000 and 1999, operating expenses included approximately $3.9 million and $308,000, respectively, of rent expense resulting from the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999. This operating rent expense was largely offset by a reduction of depreciation and interest expense as a result of the sale and leaseback transaction.

      Adult secure institutional division operating expenses increased 23.8% to $68.2 million for the year ended December 31, 2000 from $55.1 million for the year ended December 31, 1999 due principally to (a) the final 550 bed expansion of the D. Ray James Prison, which began housing inmates late in the first quarter of 2000 and reached a full occupancy level late in the second quarter of 2000, (b) the opening of the additional 450 bed second phase of the D. Ray James Prison in the first quarter of 1999, (c) increased occupancy at the Big Spring Complex due to expansions completed in the fourth quarter of 1999 and the first quarter of 2000 and (d) the opening of the Valencia County Detention Center in the fourth quarter of 2000. As a percentage of adult secure institutional division revenues, excluding start-up operations and the $950,000 license agreement revenue, adult secure institutional division operating expenses were 75.0% for the year ended December 31, 2000 compared to 70.1% for the year ended December 31, 1999. The 2000 operating margin was impacted unfavorably due to (a) the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999, (b) a reduction in occupancy at the Great Plains Correctional Facility offset, in part, by the expansion of the D. Ray James Prison, (c) a $1.2 million bad debt provision related to a Santa Fe Adult Detention Facility contract dispute and (d) a reduction to operating expenses during the year ended December 31, 1999 of $1.0 million at the Santa Fe Adult Detention Facility resulting from a cost sharing agreement with the Company's construction contractor.

      Juvenile division operating expenses increased 28.2% to $73.9 million for the year ended December 31, 2000 from $57.6 million for the year ended December 31, 1999. The increase in operating expenses was due to (a) the juvenile facilities and programs acquired from Interventions - Illinois in November 1999,
(b) increased occupancy at the Cornell Abraxas I facility due to a facility expansion completed in the fourth quarter of 1999, (c) the opening of the Cornell Abraxas Youth Center late in the first quarter of 1999, (d) increased occupancy at certain facilities including the Santa Fe County Juvenile Detention Facility and the Griffin Juvenile Facility, (e) the opening of the New Morgan Academy in the fourth quarter of 2000, and (f) the addition of various programs including two new non-residential mental health programs and one residential mental health facility in Pennsylvania. As a percentage of juvenile division revenues, excluding start-up operations, juvenile division operating expenses were 85.1% for the year ended December 31, 2000 compared to 85.3% for the year ended December 31, 1999. The improved operating margin for the year ended December 31, 2000 compared to the year ended December 31, 1999 was due principally to the higher occupancy levels and revenue of certain facilities including Cornell Abraxas I, the Cornell Abraxas Youth Center, the Griffin Juvenile Facility and the Santa Fe County Juvenile Detention Facility. These operating margin improvements were offset, in part, by a margin reduction due to the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999.

      Pre-release division operating expenses increased 39.0% to $36.0 million for the year ended December 31, 2000 from $25.9 million for the year ended December 31, 1999 due principally to (a) the pre-release facilities and programs acquired from Interventions - Illinois in November 1999, (b) the opening of a new facility in Nome, Alaska late in the third quarter of 1999 and (c) increased occupancy at various facilities including the Leidel Comprehensive Sanctions Center, the Reid Community Correctional Center and the Dallas County Judicial Treatment Center. As a percentage of pre-release division revenues, excluding start-up operations, pre-release division operating expenses were 73.6% for the year ended December 31, 2000 compared to 75.4% for the year ended December 31, 1999. The improved operating margin for the year ended December 31, 2000 compared to the year ended December 31, 1999 was due principally to higher occupancy and revenues at certain facilities. These operating margin improvements were offset, in part, by margin reductions due to the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999.

      Pre-opening and Start-up Expenses. Pre-opening and start-up expenses were $2.3 million for the year ended December 31, 2000 and were primarily attributable to the pre-opening and start-up activities of the New Morgan Academy which opened in the fourth quarter of 2000 and the final 550 bed expansion at the D. Ray James Prison in the first quarter of 2000. Pre-opening and start-up expenses were $2.9 million for the year ended December 31, 1999 and were attributable to the pre-opening and start-up activities of the additional 450 beds in the D. Ray James Prison, the Cornell Abraxas Youth Center during the first quarter of 1999 and other new juvenile programs in Pennsylvania and a new pre-release facility in Alaska. Revenues associated with start-up operations were $1.3 million and $1.5 million for the years ended December 31, 2000 and 1999, respectively.

      Depreciation and Amortization. Depreciation and amortization increased 21.1% to $7.3 million for the year ended December 31, 2000 from $6.0 million for the year ended December 31, 1999 due to (a) depreciation of buildings, furniture and equipment and amortization of non-compete agreements related to the acquisition of Interventions - Illinois in November 1999, (b) the completion of the expansions at the Big Spring Complex, (c) the completion of the additional 450 bed expansion in the first quarter of 1999 and the final 550 bed expansion in the first quarter of 2000 at the D. Ray James Prison and (d) various facility expansions. These increases were partially offset due to the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999 and due to the Company's change in the estimated useful lives of certain adult secure institutions effective July 1, 1999.

      General and Administrative Expenses. General and administrative expenses increased 21.1% to $12.0 million for the year ended December 31, 2000 from $9.9 million for the year ended December 31, 1999. The increase in general and administrative expenses resulted principally from the centralization of certain administrative functions and increases in public relations efforts and information technology infrastructure. Additionally, for the years ended December 31, 2000 and 1999, general and administrative expenses included approximately $820,000 and $93,000 respectively, of rent expense resulting from the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999. This rent expense was largely offset by a reduction of depreciation and interest expense. Excluding the rent expense resulting from the 1999 sale and leaseback of certain furniture and equipment, general and administrative expenses for the year ended December 31, 2000 increased 13.9% compared to the year ended December 31, 1999.

      Interest. Interest expense, net of interest income, increased to $15.6 million for the year ended December 31, 2000 from $8.4 million for the year ended December 31, 1999 due principally to (a) increased borrowings to fund the acquisition of Interventions - Illinois in November 1999, various facility expansions and the associated increases in working capital and (b) increases in base interest rates and the Company's interest rate margin on its 2000 Credit Facility (see Note 6 to the Consolidated Financial Statements). Capitalized interest for the year ended December 31, 2000 was $40,000 and related to an expansion at the Big Spring Complex. During the year ended December 31, 1999, the Company capitalized interest totaling $1.2 million related principally to costs for construction of the D. Ray James Prison.

      Income Taxes. For the year ended December 31, 2000 and 1999, the Company recognized a provision for income taxes at an estimated effective rate of 41% and 40%, respectively. The increase in the estimated effective tax rate for the year ended December 31, 2000 as compared to the year ended December 31, 1999 was due primarily to increased taxable income in certain higher taxing states.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Revenues. Revenues increased 43.7% to $177.0 million for the year ended December 31, 1999 from $123.1 million for the year ended December 31, 1998.

      Adult secure institutional division revenues increased 44.4% to $76.0 million for the year ended December 31, 1999 from $52.6 million for the year ended December 31, 1998 due principally to (a) the opening of the 560 bed expansion unit at the Big Spring Complex in the fourth quarter of 1998 and additional Big Spring Complex expansions during the fourth quarter of 1999, (b) the opening of the 550 initial beds in the D. Ray James Prison in the fourth quarter of 1998 and an additional 450 beds in the first quarter of 1999 and (c) the opening of the 661 bed Santa Fe County Adult Detention Facility in the third quarter of 1998. Revenues attributable to start-up operations for the Big Spring Complex and D. Ray James Prison expansions were approximately $866,000 for the year ended December 31, 1999.

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

      Adult secure institutional division operating expenses increased 45.8% to $55.1 million for the year ended December 31, 1999 from $37.8 million for the year ended December 31, 1998 due principally to (a) the opening of the 560 bed expansion unit at the Big Spring Complex in the fourth quarter of 1998 and additional Big Spring Complex expansions during the fourth quarter of 1999, (b) the opening of the 550 initial beds at the D. Ray James Prison in the fourth quarter of 1998 and an additional 450 beds in the first quarter of 1999 and (c) the opening of the 661 bed Santa Fe County Adult Detention Facility in the third quarter of 1998. As a percentage of adult secure institutional division revenues, excluding start-up operations, adult secure institutional division operating expenses were 70.1% for the year ended December 31, 1999 compared to 71.9% for the year ended December 31, 1998. The improved operating margin was due principally to a greater mix of owned versus leased facilities and a reduction to operating expenses of $1.0 million at the Santa Fe County Adult Detention Facility resulting from a cost-sharing agreement with the Company's construction contractor (See Note 3 to the Consolidated Financial Statements).

      Juvenile division operating expenses increased 39.8% to $57.6 million for the year ended December 31, 1999 from $41.2 million for the year ended December 31, 1998. The increase in operating expenses was due to (a) the Santa Fe County Juvenile Detention Facility which began operations late in the third quarter of 1998, (b) increased occupancy at the Cornell Abraxas I and Cornell Abraxas of Ohio facilities due to facility expansions completed in the third quarter of 1998, (c) the Cornell Abraxas Youth Center which began operations late in the first quarter of 1999 and the Danville Center for Adolescent Females which began operations in the second quarter of 1998, (d) the acquisition of Interventions-Illinois during the fourth quarter of 1999, (e) increased occupancy at the Campbell Griffin Facility in San Antonio, Texas and (f) the addition of new programs including two new non-residential mental health programs in Pennsylvania. As a percentage of juvenile division revenues, excluding start-up operations, operating expenses were 85.3% for the year ended December 31, 1999 compared to 87.7% for the year ended December 31, 1998. The improved operating margin was due principally to improved results from certain expanded residential facilities.

      Pre-release division operating expenses increased 38.5% to $25.9 million for the year ended December 31, 1999 from $18.7 million for the year ended December 31, 1998 due principally to the acquisition of five pre-release centers in Alaska in August 1998 and the acquisition of Interventions-Illinois during the fourth quarter of 1999. As a percentage of pre-release division revenues, excluding start up operations, operating expenses were 75.4% for the year ended December 31, 1999 compared to 79.8% for the year ended December 31, 1998. The improved operating margin was due principally to a greater mix of owned versus leased facilities, including four owned facilities in Alaska.

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

      Interest. Interest expense, net of interest income, increased to $8.4 million for the year ended December 31, 1999 from $2.5 million for the year ended December 31, 1998 due principally to increased borrowings to finance (a) the acquisition of the Alaskan assets in August 1998, (b) construction costs of new facilities and expansions including the 560 bed Big Spring Complex expansion unit in 1998, additional Big Spring Complex expansions in 1999 and the 1,550 bed
D. Ray James Prison and (c) the acquisition of Interventions-Illinois in the fourth quarter of 1999. For the year ended December 31, 1999, the Company capitalized interest totaling $1.2 million related principally to costs for construction of the D. Ray James Prison expansions and other facility expansions.

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

      New Facilities and Projects Under Construction. A majority of the New Morgan Academy was completed and became operational during the fourth quarter of 2000. A portion of the New Morgan Academy remained under construction at December 31, 2000 and was completed in the first quarter of 2001. In April 1999, the Company was awarded a contract to design, build and operate a 1,095 bed prison for the Federal Bureau of Prisons ("FBOP") in Moshannon Valley, Pennsylvania ("Moshannon Valley Correctional Center"). Construction and activation activities commenced immediately. In June 1999, the FBOP issued a Stop-Work Order pending a re-evaluation of their environmental documentation supporting the decision to award the contract. The environmental study was completed with a finding of no significant impact. While the Stop-Work Order remains in effect, management of the Company believes it will be lifted and construction will be resumed in the near-term. Development and construction costs for the New Morgan Academy and the Moshannon Valley Correctional Center have been financed with the Company's lease financing arrangement discussed below under "Long-Term Credit Facilities".

      Long-Term Credit Facilities. Effective July 21, 2000, the Company formalized terms under the 2000 Credit Facility with a group of financial institutions. The 2000 Credit Facility provides for borrowings of up to $75.0 million under a revolving line of credit. The revolving credit commitment is reduced by $2.7 million quarterly beginning in January 2002. The 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 1.0% to 2.0%, or a rate which is 2.0% to 3.0% above the applicable LIBOR rate, depending on the level of borrowings. At December 31, 2000, the margin was 3.0% above the LIBOR rate. The 2000 Credit Facility is secured by substantially all of the Company's assets, including the stock of all of the Company's subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain leverage, net worth and debt service coverage covenants. At February 28, 2001, the Company had $63.5 million outstanding under the revolving line of credit, therefore the remaining borrowing capacity was $11.5 million.

      Additionally, the 2000 Credit Facility provides the Company with an increased capacity to enter into operating lease agreements for the acquisition or development of operating facilities. This lease financing arrangement provides for funding to the lessor under the operating leases of up to $100.0 million, of which approximately $48.0 million had been utilized as of February 28, 2001. The remaining capacity under this lease financing arrangement is expected to be utilized to complete the Moshannon Valley Correctional Center. The leases under this arrangement have a term of five years, include purchase and renewal options, and provide for residual value guarantees for each lease which average 81.4% of the total cost and would be due by the Company upon termination of the leases. Upon termination of a lease, the Company could either exercise a purchase option or the facilities could be sold to a third party. The Company believes the fair value of the leased facilities will equal or exceed the residual guaranteed amounts. Lease payments under the lease financing arrangement are variable and are adjusted for changes in interest rates.

      Concurrent with the closing of the 2000 Credit Facility, the Company's $50.0 million Subordinated Bridge Loan Agreement was refinanced with proceeds from a Note and Equity Purchase Agreement ("Subordinated Notes"). The Subordinated Notes have a seven-year term and are interest-only, which is payable quarterly at a fixed rate of 12.875%. In conjunction with the issuance of the Subordinated Notes, the Company issued warrants to purchase 290,370 shares of the common stock at an exercise price of $6.70. The warrants may only be exercised by a full payment of cash to the Company of the exercise price or by the cancellation of Company indebtedness to the warrant holder.

      The Company has outstanding $50.0 million of Senior Secured Notes (the "Senior Notes"). The Senior Notes bear interest at a fixed rate of 7.74% and mature on July 15, 2010. Under the Senior Notes purchase agreements, the Company is required to make eight annual principal payments of $6.25 million beginning July 15, 2003 and comply with certain financial covenants. Earlier payments of principal are allowed subject to prepayment provisions. Interest is payable semi-annually. The holders of the Senior Notes and the lenders under the 2000 Credit Facility have a collateral-sharing agreement whereby both sets of creditors have an equal security interest in all of the assets of the Company.

      Cash Flows From Operating Activities. For the year ended December 31, 2000, the Company reported net cash provided by operating activities of $9.6 million. Cash provided by operating activities was reduced by approximately $1.9 million due to the November 1999 acquisition of Interventions - Illinois which did not include working capital.

      Deferred Costs and Other. At December 31, 2000, the Company had deferred professional fees and other costs totaling $1.8 million related to its efforts on a facility sale and leaseback transaction. Upon consummation of this transaction, the transaction costs will be included in the determination of the gain from the sale which will be deferred over the initial lease term. If management of the Company determines that it is doubtful that this transaction will be consummated, these transaction costs will be expensed in the period such determination is made. See Note 1 to the Consolidated Financial Statements.

      At December 31, 2000, the Company had deferred acquisition costs totaling $628,000 related to the anticipated purchase of real property in Fort Greely, Alaska. Management anticipates that this property will be used in conjunction with the operations of an adult secure institution for the State of Alaska. If management determines that a contract to operate this facility in Fort Greely, Alaska will not be awarded, the Company will likely not purchase the real property and the deferred acquisition costs will be expensed. See Note 1 to the Consolidated Financial Statements.

      At December 31, 2000, accounts receivable include costs totaling $1.1 million for direct costs incurred by the Company since June 1999 for payroll and other operating costs related to the Moshannon Valley Correctional Center since the issuance of the Stop-Work Order. These costs were incurred at the direction of the FBOP with the understanding that such costs would be reimbursed. Although no formal written agreement exists, management believes that these costs will be reimbursed by the FBOP. In the event any portion of these costs are not reimbursed by the FBOP, such costs will be expensed.

      Capital expenditures. Capital expenditures for the year ended December 31, 2000 were $12.1 million and related principally to (a) an expansion of the Big Spring Complex, (b) the purchase of a building in Pennsylvania, (c) purchases of furniture and equipment for the New Morgan Academy, and (d) certain software development costs.

      Management believes that the cash flows generated from operations, together with the credit available under the 2000 Credit Facility and the operating lease capacity thereunder, will provide sufficient liquidity to meet the Company's committed capital and working capital requirements for currently awarded contracts. It is not anticipated that the current financing arrangements will provide sufficient financing to fund construction costs related to future adult secure institutional contract awards, or significant expansions or acquisitions. The Company anticipates obtaining additional sources of financing to fund such activities.

Inflation

      Other than personnel and offender medical costs at certain facilities during 2000, management believes that inflation has not had a material effect on its results of operations during the past three years. Most of the Company's facility management contracts provide for payments to the Company of either fixed per diem fees or per diem fees that increase by only small amounts during the terms of the contracts. Inflation could substantially increase the Company's personnel costs (the largest component of operating expenses) or other operating expenses at rates faster than any increases in contract revenues.

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

Interest Rate Exposure

      The Company's exposure to changes in interest rates primarily results from its long-term debt with both fixed and floating interest rates. The Company's debt with fixed interest rates consists of the Senior Notes and the Subordinated Notes. At December 31, 2000, approximately 39% ($58.0 million outstanding under the Company's revolving line of credit) of the Company's long-term debt was subject to variable interest rates. Additionally, the Company had a subordinated bridge loan facility with a variable interest rate until the facility was refinanced with the Subordinated Notes in July 2000. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $830,000 for the year ended December 31, 2000. At December 31, 2000, the fair value of the Company's fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

Forward Looking Statement Disclaimer

      This annual report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of management and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, (a) risks associated with acquisitions and the integration thereof (including the ability to achieve administrative and operating cost savings and anticipated synergies), (b) the timing and costs of expansions of existing facilities, (c) changes in governmental policy to eliminate or discourage the privatization of correctional, detention and pre-release services in the United States, (d) availability of debt and equity financing on terms that are favorable to the Company, (e) fluctuations in operating results because of occupancy, competition (including competition from two competitors that are substantially larger than the Company) , increases in cost of operations, fluctuations in interest rates and risks of operations and
(f) significant charges to operating expense of deferred costs associated with financing and other projects in development if management determines that one or more of such projects is unlikely to be successfully concluded.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Cornell Companies, Inc.:

      We have audited the accompanying consolidated balance sheets of Cornell Companies, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornell Companies, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
March 1, 2001

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             CORNELL COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                        December 31,
                                                                                   ----------------------
                                                                                     2000         1999
                                                                                   ---------    ---------
                                      ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .................................................   $     620    $   1,763
     Accounts receivable (net of allowance for doubtful accounts
       of $2,578 and $3,002, respectively) .....................................      55,262       48,092
     Deferred tax assets .......................................................         667        1,206
     Prepaids and other ........................................................       4,363        1,356
     Restricted assets .........................................................       2,011        2,339
                                                                                   ---------    ---------
         Total current assets ..................................................      62,923       54,756
PROPERTY AND EQUIPMENT, net ....................................................     201,683      194,498
OTHER ASSETS:
     Intangible assets, net ....................................................      16,861       18,270
     Deferred costs and other ..................................................       9,972        5,524
     Deferred tax assets .......................................................          --          943
                                                                                   ---------    ---------
         Total assets ..........................................................   $ 291,439    $ 273,991
                                                                                   =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities ..................................   $  33,179    $  27,392
     Note payable ..............................................................          --       40,000
     Current portion of long-term debt .........................................          41           --
                                                                                   ---------    ---------
         Total current liabilities .............................................      33,220       67,392
LONG-TERM DEBT, net of current portion .........................................     146,926      101,500
DEFERRED TAX LIABILITIES .......................................................         643           --
OTHER LONG-TERM LIABILITIES ....................................................       6,330        7,891

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 10,000,000 shares authorized,
       none outstanding ........................................................          --           --
     Common stock, $.001 par value, 30,000,000 shares authorized,
       10,161,113 and 10,137,528 shares issued and outstanding, respectively ...          10           10
     Additional paid-in capital ................................................      91,625       90,394
     Notes from shareholders ...................................................        (609)        (455)
     Retained earnings .........................................................      19,227       11,258
     Treasury stock (955,500 and 697,100 shares at cost, respectively) .........      (5,933)      (3,999)
                                                                                   ---------    ---------
         Total stockholders' equity ............................................     104,320       97,208
                                                                                   ---------    ---------
         Total liabilities and stockholders' equity ............................   $ 291,439    $ 273,991
                                                                                   =========    =========

       The accompanying notes are an integral part of these consolidated financial statements.

                             CORNELL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                        Year Ended December 31,
                                                                 -----------------------------------
                                                                    2000         1999         1998
                                                                 ---------    ---------    ---------
REVENUES .....................................................   $ 226,050    $ 176,967    $ 123,119
OPERATING EXPENSES ...........................................     175,391      135,850       98,721
PRE-OPENING AND START-UP EXPENSES ............................       2,298        2,929           --
DEPRECIATION AND AMORTIZATION ................................       7,276        6,007        4,228
GENERAL AND ADMINISTRATIVE EXPENSES ..........................      12,024        9,932        7,581
                                                                 ---------    ---------    ---------

INCOME FROM OPERATIONS .......................................      29,061       22,249       12,589
INTEREST EXPENSE .............................................      15,654        8,522        2,601
INTEREST INCOME ..............................................        (100)        (117)        (116)
                                                                 ---------    ---------    ---------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE ..................      13,507       13,844       10,104
PROVISION FOR INCOME TAXES ...................................       5,538        5,538        4,042
                                                                 ---------    ---------    ---------
INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE ............................       7,969        8,306        6,062
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF RELATED INCOME TAX
   BENEFIT OF $1,969 IN 1999 .................................          --        2,954           --
                                                                 ---------    ---------    ---------

NET INCOME ...................................................   $   7,969    $   5,352    $   6,062
                                                                 =========    =========    =========

EARNINGS (LOSS) PER SHARE:
     BASIC
       Income before cumulative effect of change
          in accounting principle ............................   $     .85    $     .88    $     .64
       Cumulative effect of change in accounting principle ...          --         (.31)          --
                                                                 ---------    ---------    ---------
       Net income ............................................   $     .85    $     .57    $     .64
                                                                 ---------    =========    =========

     DILUTED
       Income before cumulative effect of change
          in accounting principle ............................   $     .84    $     .86    $     .62
       Cumulative effect of change in accounting principle ...          --         (.31)          --
                                                                 ---------    ---------    ---------
       Net income ............................................   $     .84    $     .55    $     .62
                                                                 =========    =========    =========

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
     BASIC ...................................................       9,383        9,432        9,442
     DILUTED .................................................       9,495        9,660        9,772

        The accompanying notes are an integral part of these consolidated financial statements.

                             CORNELL COMPANIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                        Common Stock
                                   ---------------------   Additional     Notes       Retained
                                                    Par      Paid-In       From       Earnings     Treasury
                                     Shares        Value     Capital   Shareholders   (Deficit)      Stock
                                   ----------     ------     -------   ------------   --------      -------
BALANCES AT DECEMBER 31, 1997       9,945,904     $   10     $89,684      $ (455)     $   (156)     $(2,353)

EXERCISE OF STOCK OPTIONS ....        160,012         --         176          --            --           --
INCOME TAX BENEFITS FROM STOCK
   OPTIONS EXERCISED .........             --         --         178          --            --           --
PURCHASE OF TREASURY STOCK
   (142,100 SHARES, AT COST) .             --         --          --          --            --       (1,646)

NET INCOME ...................             --         --          --          --         6,062           --
                                   ----------     ------     -------      ------      --------      -------

BALANCES AT DECEMBER 31, 1998      10,105,916         10      90,038        (455)        5,906       (3,999)

EXERCISE OF STOCK OPTIONS ....         31,612         --         217          --            --           --
INCOME TAX BENEFITS FROM STOCK
   OPTIONS EXERCISED .........             --         --         139          --            --           --
NET  INCOME ..................             --         --          --          --         5,352           --
                                   ----------     ------     -------      ------      --------      -------

BALANCES AT DECEMBER 31, 1999      10,137,528         10      90,394        (455)       11,258       (3,999)

EXERCISE OF STOCK OPTIONS ....         10,000         --          24          --            --           --
INCOME TAX BENEFITS FROM STOCK
   OPTIONS EXERCISED .........             --         --          15          --            --           --
PURCHASE OF TREASURY STOCK
   (258,400 SHARES AT COST) ..             --         --          --          --            --       (1,934)
ISSUANCE OF COMMON STOCK .....         13,585         --          97          --            --           --
ISSUANCE OF STOCK WARRANTS ...             --         --       1,095          --            --           --
ACCRUED INTEREST ON NOTES FROM
   SHAREHOLDERS ..............             --         --          --        (154)           --           --
NET  INCOME ..................             --         --          --          --         7,969           --
                                   ----------     ------     -------      ------      --------      -------

BALANCES AT DECEMBER 31, 2000      10,161,113     $   10     $91,625      $ (609)     $ 19,227      $(5,933)
                                   ==========     ======     =======      ======      ========      =======

        The accompanying notes are an integral part of these consolidated financial statements.

                             CORNELL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      Year Ended December 31,
                                                                              -----------------------------------
                                                                                 2000         1999         1998
                                                                              ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................................   $   7,969    $   5,352    $   6,062
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities --
     Cumulative effect of change in accounting principle ..................          --        2,954           --
     Depreciation .........................................................       4,178        4,601        2,880
     Amortization .........................................................       3,097        1,406        1,348
     Non-cash interest expense ............................................       1,224          511          210
     Provision for bad debts ..............................................       2,416        1,025          509
     (Gain)loss on sale of property and equipment .........................          13         (305)          --
     Deferred income taxes ................................................       2,125       (1,741)       2,106
     Change in assets and liabilities, net of effects from acquisitions:
         Accounts receivable ..............................................      (9,740)     (21,553)      (7,936)
         Restricted assets ................................................         328         (319)      (1,049)
         Other assets .....................................................      (5,442)      (1,340)      (4,768)
         Accounts payable and accrued liabilities .........................       5,023       10,006        4,249
         Other liabilities ................................................      (1,561)      (1,478)      (1,205)
                                                                              ---------    ---------    ---------
     Net cash provided by (used in) operating activities ..................       9,630         (881)       2,406
                                                                              ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of property and equipment ..........................         719       19,278           --
   Capital expenditures ...................................................     (12,096)     (29,067)     (49,483)
   Acquisition of businesses, less cash acquired ..........................          --      (31,786)     (65,096)
                                                                              ---------    ---------    ---------
     Net cash used in investing activities ................................     (11,377)     (41,575)    (114,579)
                                                                              ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable ............................................          --       69,335           --
   Payments on note payable ...............................................     (40,000)     (29,335)          --
   Proceeds from long-term debt ...........................................     155,000       53,194      176,379
   Payments on long-term debt .............................................    (108,500)     (50,174)     (78,331)
   Payments on capital lease obligations ..................................         (10)          --           --
   Payments for debt issuance costs .......................................      (4,073)      (1,676)      (1,032)
   Proceeds from issuance of common stock .................................          97           --           --
   Proceeds from exercise of stock options ................................          24          356          354
   Purchases of treasury stock ............................................      (1,934)          --       (1,646)
                                                                              ---------    ---------    ---------
     Net cash provided by financing activities ............................         604       41,700       95,724
                                                                              ---------    ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS .................................      (1,143)        (756)     (16,449)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................       1,763        2,519       18,968
                                                                              ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................   $     620    $   1,763    $   2,519
                                                                              =========    =========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid, net of amounts capitalized ..............................   $  15,588    $   7,956    $     765
                                                                              =========    =========    =========
   Income taxes paid ......................................................   $   8,619    $   3,964    $   3,341
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

                             CORNELL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Cornell Companies, Inc. (previously Cornell Corrections, Inc. and collectively with its subsidiaries, the "Company"), a Delaware corporation, provides to governmental agencies the integrated development, design, construction and management of facilities within three operating divisions: (i) adult secure institutional correctional and detention services, (ii) juvenile treatment, educational and detention services and (iii) pre-release correctional and treatment services.

      Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

      Accounts Receivable

      The Company increased its allowance for doubtful accounts during the years ended December 31, 2000, 1999 and 1998 by $2.4 million, $1.0 million and $509,000, respectively. Write-offs totaling $2.8 million, $1.2 million and $12,000 were charged against the allowance during the periods ended December 31, 2000, 1999 and 1998, respectively.

      At December 31, 2000, accounts receivable include costs totaling $1.1 million for direct costs incurred by the Company since June 1999 for payroll and other operating costs related to the Moshannon Valley Correctional Center since the issuance of a Stop-Work Order by the Federal Bureau of Prisons ("FBOP"). These costs were incurred at the direction of the FBOP with the understanding that such costs would be reimbursed. Although no formal written agreement exists, management believes that these costs will be reimbursed by the FBOP. In the event any portion of these costs are not reimbursed by the FBOP, such costs will be expensed.

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

      Change in Accounting for Supplies Inventory (Unaudited)

      In fiscal year 2001, management plans to change its method of accounting for supplies whereby the Company will capitalize durable operating supplies' purchases such as uniforms, linens and books and amortize these costs to operating expense over the estimated period of benefit of 18 months. Effective January 1, 2001, the Company expects to capitalize a portion of previously expensed supplies and recognize a benefit in the consolidated statements of operations of approximately $770,000 (net of income taxes of $535,000) for a cumulative effect of a change in accounting principle.

      Property and Equipment

      Property and equipment are recorded at cost. Ordinary maintenance and repair costs are expensed, while renewal and betterment costs are capitalized. Prepaid facility use cost, which resulted from the July 1996 acquisition of the Big Spring Complex and the December 1999 transfer of ownership of the Great Plains

Correctional Facility to a leasehold interest, is being amortized over 50 years using the straight-line method. Buildings and improvements are depreciated over their estimated useful lives of 30 to 50 years using the straight-line method. Furniture and equipment are depreciated over their estimated useful lives of 3 to 10 years using the straight-line method. Amortization of leasehold improvements is recorded using the straight-line method based upon the shorter of the life of the asset or the term of the respective lease.

      Capitalized Interest

      The Company capitalizes interest on facilities under development and construction. Interest capitalized for the years ended December 31, 2000, 1999 and 1998 was $40,000, $1.2 million and $2.3 million, respectively.

      Intangible Assets

      Goodwill represents the excess of the cost of acquired businesses over the fair value of the net tangible and identified intangible assets. Goodwill is amortized using the straight-line method over 20 years, which represents management's estimation of the related benefit to be derived from the acquired businesses. The carrying value of goodwill is reviewed periodically if events and circumstances suggest that it may be permanently impaired. If the review indicates that goodwill will not be recoverable, as determined by the undiscounted cash flow method, the asset will be reduced to its estimated recoverable value. Accumulated amortization of goodwill was $3.7 million and $3.0 million as of December 31, 2000 and 1999, respectively.

      Non-compete agreements have been obtained primarily through acquisitions of businesses and are amortized over periods of 9 to 10 years using the straight-line method. Accumulated amortization of non-compete agreements was $1.2 million and $324,000 at December 31, 2000 and 1999, respectively.

      Intangible assets were as follows (in thousands):

                                                              December 31,
                                                        ----------------------
                                                           2000         1999
                                                        ---------    ---------
              Goodwill ............................     $  13,658    $  13,658
              Non-compete agreements ..............         8,060        7,940
                                                        ---------    ---------
                                                           21,718       21,598
              Accumulated amortization ............        (4,857)      (3,328)
                                                        ---------    ---------
                                                        $  16,861    $  18,270
                                                        =========    =========

      Deferred Costs

      In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires entities to expense start-up costs as incurred and to expense previously capitalized start-up costs as a cumulative effect of a change in accounting principle in the year adopted. In January 1999, the Company adopted SOP 98-5 and recorded a net of tax charge of $3.0 million for the cumulative effect of a change in accounting principle.

      Costs incurred related to obtaining credit financing are capitalized and amortized over the term of the related indebtedness. At December 31, 2000, the Company had net deferred debt issuance costs of approximately $5.3 million related to its credit facilities. At December 31, 2000, the Company had deferred professional fees and other costs totaling $1.8 million related to its efforts on a facility sale and leaseback transaction. Upon consummation of this transaction, the transaction costs will be included in the determination of the gain from the sale which will be deferred over the initial lease term. If management determines that it is doubtful that this transaction will be consummated, these transaction costs will be expensed in the period such determination is made.

      At December 31, 2000, the Company had deferred acquisition costs totaling $628,000 related to the anticipated purchase of real property in Fort Greely, Alaska. Management anticipates that this property will be used in conjunction with the operations of an adult secure institution for the State of Alaska. If management determines that a contract to operate this facility in Fort Greely, Alaska will not be awarded to the Company, the Company will likely not purchase the real property and the deferred acquisition costs will be expensed.

      Realization of Long-Lived Assets

      Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," requires that long-lived assets be probable of future recovery in their respective carrying amounts as of each balance sheet date. Management of the Company believes its long-lived assets are realizable and that an impairment allowance is not necessary as of December 31, 2000 pursuant to the provisions of SFAS No. 121.

      Revenue Recognition

      Substantially all revenues are derived from contracts with federal, state and local governmental agencies, which pay either per diem rates based upon the number of occupant days or hours served for the period or cost-plus reimbursement. Revenues are recognized as services are provided. Deferred revenues result from advances or prepayments from agencies for future services to be provided.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Management believes its revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101.

      Income Taxes

      The Company utilizes the liability method of accounting for income taxes as required by SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates.

      Use of Estimates

      The Company's financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). Financial statements prepared in accordance with GAAP require the use of management estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements. Additionally, management estimates affect the reported amounts of revenues and expenses in the reporting period. Actual results could differ from those estimates. The significant estimates made by management in the accompanying financial statements include the allowance for doubtful accounts and accruals for insurance and legal costs.

      Business Concentration

      Contracts with federal, state and local governmental agencies account for nearly all of the Company's revenues. The loss of, or a significant decrease in, business from one or more of these governmental agencies could have a material adverse effect on the Company's financial condition and results of operation. For the years ended December 31, 2000, 1999 and 1998, 18.5%, 19.8% and 20.1%,
respectively, of the Company's consolidated revenues were derived from contracts with the FBOP.

      Financial Instruments

      The Company considers the fair value of all its financial instruments not to be materially different from their reported carrying values at the end of each year based on management's estimate of the Company's ability to borrow funds under terms and conditions similar to those of the Company's existing debt.

      Accounting for Stock-Based Compensation

      The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," certain pro forma disclosures are provided in Note 8 to the Consolidated Financial Statements.

      Earnings Per Share

      Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS reflects the potential dilution from the exercise or conversion of securities, such as stock options and warrants, into common stock.

2. ACQUISITIONS

      1999 Acquisitions

      In November 1999, the Company acquired certain of the adult and juvenile behavioral health and correctional assets of Interventions, a not-for-profit corporation headquartered in Chicago, Illinois, and BHS Consulting Corporation ("BHS"), a for-profit firm that provides management services to Interventions. The assets acquired included more than 30 programs provided throughout Illinois and the real properties of seven facilities. The aggregate purchase price for the transactions was approximately $31.8 million including transaction costs. The Company financed the transaction with borrowings under a bridge loan. See
Note 6 to the Consolidated Financial Statements.

      The acquisition costs and the estimated fair market value of the aggregate assets acquired and liabilities assumed associated with the Interventions and BHS acquisitions were as follows (in thousands):

           Cash paid ..............................................  $  30,889
           Transaction costs ......................................        897
                                                                     ---------
               Total purchase price ...............................  $  31,786
                                                                     =========
           Net assets acquired --
             Prepaids and other current assets ....................  $      69
             Property and equipment ...............................     23,883
             Intangible assets ....................................      8,735
             Accrued liabilities ..................................       (901)
                                                                     ---------
                                                                     $  31,786
                                                                     =========

     The Company's acquisitions have been accounted for as purchases; therefore, the accompanying statements of operations reflect the results of operations since the respective dates.

     The unaudited consolidated results of operations on a pro forma basis as though the 1999 acquisitions had occurred as of the beginning of the Company's fiscal year 1999 were as follows (in thousands, except per share data):

           Total revenues .........................................  $ 195,945
           Net income .............................................      3,237
           Net earnings per share
             - Basic ..............................................        .34
             - Diluted ............................................        .34

3. PROPERTY AND EQUIPMENT

      Property and equipment were as follows (in thousands):

                                                               December 31,
                                                         ----------------------
                                                            2000         1999
                                                         ---------    ---------
           Land ........................................ $  20,694    $  19,929
           Prepaid facility use ........................    68,237       66,894
           Buildings and improvements ..................   115,872      108,605
           Furniture and equipment .....................     7,129        2,378
           Construction in progress ....................     4,487        5,838
                                                         ---------    ---------
                                                           216,419      203,644
           Accumulated depreciation and amortization ...   (14,736)      (9,146)
                                                         ---------    ---------
                                                         $ 201,683    $ 194,498
                                                         =========    =========

      Construction in progress at December 31, 2000, consisted primarily of construction costs attributable to an expansion of the Big Spring Complex.

      The Company utilizes an unrelated privately owned construction company ("Construction Contractor") as its preferred contractor for construction projects. The Construction Contractor has received contracts to construct facilities, which the Company owns and/or operates, totaling approximately $3.5 million, $68.5 million and $20.4 million during the years ended December 31, 2000, 1999 and 1998, respectively. Management believes the Company is a substantial customer of the Construction Contractor. During the fourth quarter of 2000, the Company entered into a license agreement with this construction contractor that conveyed certain rights to the design of an adult secure institution. A non-recurring license agreement payment of $950,000 was recognized as revenue by the Company. The Company has not licensed such designs in prior years and does not expect to generate significant revenues from such activity in future periods. During the year ended December 31, 1999, this Construction Contractor paid the Company $1.0 million related to a cost-sharing agreement in connection with the operations of the Santa Fe County Adult Detention Facility because the operating margins had not reached certain levels until June 1999. These cost-sharing payments were reported by the Company as a reduction of operating expenses. The Construction Contractor has no obligation to make any further cost-sharing payments.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities consisted of the following (in thousands):

                                                               December 31,
                                                         ---------------------
                                                            2000         1999
                                                         ---------    ---------
           Accounts payable ............................ $  16,557    $   8,974
           Accrued compensation expense ................     6,701        4,764
           Accrued interest payable ....................     2,484        2,418
           Other .......................................     7,437       11,236
                                                         ---------    ---------
                                                         $  33,179    $  27,392
                                                         =========    =========

5. INCOME TAXES

      The following is an analysis of the Company's deferred tax assets and liabilities (in thousands):

                                                               December 31,
                                                         ----------------------
                                                            2000         1999
                                                         ----------------------
           Deferred tax assets:
             Depreciation and amortization ............. $     531    $   2,045
             Accrued expenses ..........................     1,667        1,935
             Deferred compensation .....................       325          339
             Other .....................................       515          303
                                                         ---------    ---------
                                                             3,038        4,622
                                                         ---------    ---------
           Deferred tax liabilities:
             Amortization of intangible assets .........        18           89
             Prepaid facility use amortization .........     1,332          931
             Prepaid expenses ..........................       422          341
             Other .....................................     1,242        1,112
                                                         ---------    ---------
                                                             3,014        2,473
                                                         ---------    ---------
             Net deferred tax asset .................... $      24    $   2,149
                                                         =========    =========

      The components of the Company's income tax provision were as follows (in thousands):

                                                               Year Ended December 31,
                                                            ---------------------------
                                                             2000      1999       1998
                                                            ------   -------    -------
           Current provision ............................   $3,413   $ 7,279    $ 1,936
           Deferred provision (benefit) .................    2,125    (1,741)     2,106
                                                            ------   -------    -------
             Tax provision ..............................   $5,538   $ 5,538    $ 4,042
                                                            ======   =======    =======

     The following is a reconciliation of taxes at the federal statutory rate to the income tax provision recorded by the Company (in thousands):

                                                               Year Ended December 31,
                                                            ---------------------------
                                                             2000      1999       1998
                                                            ------   -------    -------
           Computed taxes at statutory rate .............   $4,728   $ 4,846    $ 3,536
           Amortization of non-deductible intangibles ...      129       119        119
           State income taxes, net of federal benefit ...      460       369        399
           Changes in valuation allowance ...............       --        --       (420)
           Other ........................................      221       204        408
                                                            ------   -------    -------
                                                            $5,538   $ 5,538    $ 4,042
                                                            ======   =======    =======

6. CREDIT FACILITIES

      The Company's long-term debt consisted of the following (in thousands):

                                                                          December 31,
                                                                   -----------------------
                                                                      2000         1999
                                                                   ---------    ----------
           Revolving  Line of Credit due July 2005 with
             an interest rate of prime plus 1.0% to 2.0%, or
             LIBOR plus 2.0% to 3.0% ............................. $  58,000    $   51,500
           Senior Secured Notes due July 2010
             with an interest rate of 7.74% ......................    50,000        50,000
           Subordinated Notes, net of discount, due July 2007
             with an interest rate of 12.875% ....................    38,890            --
           Capital lease obligations .............................        77            --
                                                                   ---------    ----------

           Total debt ............................................   146,967       101,500
           Less: current maturities ..............................       (41)           --
                                                                   ---------    ----------

           Long-term debt ........................................ $ 146,926    $  101,500
                                                                   =========    ==========

      Effective July 21, 2000, the Company formalized terms under an amended and restated credit agreement (the "2000 Credit Facility") with a group of financial institutions. The 2000 Credit Facility provides for borrowings of up to $75.0 million under a revolving line of credit. At December 31, 2000, the remaining borrowing capacity was $17.0 million. The revolving credit commitment is reduced by $2.7 million quarterly beginning in January 2002. The 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 1.0% to 2.0%, or a rate which is 2.0% to 3.0% above the applicable LIBOR rate, depending on the level of borrowings. At December 31, 2000, the margin was at 3.0% above the LIBOR rate. A commitment fee of 0.5% is charged on the unused portion of the revolving credit commitment. The 2000 Credit Facility is secured by substantially all of the Company's assets, including the stock of all of the Company's subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain leverage, net worth and debt service coverage covenants.

      Concurrent with the closing of the 2000 Credit Facility, the Company's $50.0 million Subordinated Bridge Loan Agreement was refinanced with proceeds from a Note and Equity Purchase Agreement (the "Subordinated Notes"). The Subordinated Notes have a seven-year term and are interest-only payable quarterly at a fixed rate of 12.875%. In conjunction with the issuance of the Subordinated Notes, the Company issued warrants to purchase 290,370 shares of the common stock at an exercise price of $6.70. The Company recognized the fair value of these warrants of $1.1 million as additional paid-in capital. The warrants may only be exercised by payment of the exercise price in cash to the Company or by the cancellation of Company indebtedness owed to the warrant holder.

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

      Scheduled maturities of long-term debt were as follows (in thousands):

            For the year ending December 31,
               2001 ..............................................  $       41
               2002 ..............................................          36
               2003 ..............................................      10,679
               2004 ..............................................      16,964
               2005 ..............................................      49,107
               Thereafter ........................................      70,140
                                                                    ----------
                   Total .........................................  $  146,967
                                                                    ==========

7. COMMITMENTS AND CONTINGENCIES

      Operating Leases

      The Company leases office space, and certain facilities and furniture and equipment under long-term operating leases. Rent expense for all operating leases for the years ended December 31, 2000, 1999 and 1998, was approximately $9.7 million, $5.4 million and $4.5 million, respectively. In November 1999, the Company entered into an agreement for the sale and leaseback of certain of its furniture and equipment. The Company has purchase and lease renewal options at projected future fair market values under the agreements. The leases are classified as operating leases. At the date of sale, furniture and equipment with carrying values totaling $11.8 million were sold and the gains realized on the sale totaling $7.3 million were deferred and are being amortized as a credit to rent expense over the lease term. The increase in 2000 rent expense compared to 1999 was due principally to rent expense resulting from this sale and leaseback transaction.

      Under the 2000 Credit Facility, the Company entered into operating lease agreements for the acquisition or development of operating facilities. This lease financing arrangement provides for funding to the lessor under the operating leases of up to $100.0 million, of which approximately $46.4 million had been utilized at December 31, 2000. The remaining capacity under this lease financing arrangement is expected to be utilized to complete construction of the Moshannon Valley Correctional Center. At December 31, 2000, approximately $13.6 million of this lease financing arrangement had been utilized for construction costs for the Moshannon Valley Correctional Center. The leases under this arrangement each have a term of five years, include purchase and renewal options, and provide for residual value guarantees for each lease which average 81.4% of the total cost and would be due by the Company upon termination of the leases. Upon termination of a lease, the Company could either exercise a purchase option, or the facilities could be sold to a third party. The Company expects the fair market value of the leased facilities to substantially reduce or eliminate the Company's potential obligation under the residual value guarantee. At December 31, 2000, there were two operating leases under this arrangement. Lease payments under the lease financing arrangements are variable and are adjusted for changes in interest rates.

      As of December 31, 2000, the Company had the following rental commitments under noncancelable operating leases and anticipated lease payments under the Company's facility lease financing arrangement (in thousands):

            For the year ending December 31,
               2001                                                 $   11,674
               2002                                                      9,752
               2003                                                      8,229
               2004                                                      5,022
               2005                                                      2,509
               Thereafter                                               17,281
                                                                    ----------
                 Total                                              $   54,467
                                                                    ==========

      Upon completion of the Moshannon Valley Correctional Center, the Company expects to enter into a lease pursuant to the terms of the lease financing arrangement described above. Estimated annual rental commitments are expected to aggregate approximately $5.0 million during the base lease term.

      401(k) Plan

      The Company has a defined contribution 401(k) plan. The Company's matching contribution currently represents 50% of a participant's contribution, up to the first 6% of the participant's salary. For the years ended December 31, 2000, 1999 and 1998, the Company recorded $923,000, $754,000 and $611,000, respectively, of contribution expense.

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

      Options

      In December 2000, the Company adopted the 2000 Broad-Based Employee Plan ("2000 Plan"). Pursuant to the 2000 Plan, the Company may grant non-qualified stock options for up to the greater of 400,000 shares or 4% of the aggregate number of shares of common stock outstanding. The 2000 Plan options vest up to five years and expire ten years from the grant date. In May 1996, the Company adopted the 1996 Stock Option Plan and amended and restated the plan in April 1998 ("1996 Plan"). Pursuant to the 1996 Plan, the Company may grant non-qualified and incentive stock options for up to the greater of 1,500,000 shares or 15% of the aggregate number of shares of common stock outstanding. The 1996 Plan options vest up to seven years and expire seven to ten years from the grant date. The Compensation Committee of the Board of Directors is responsible for determining the exercise price and vesting terms for the granted options. The

1996 Plan and 2000 Plan option exercise prices can be no less than the market price of the Company's common stock on the date of grant.

      In conjunction with the issuance of the Subordinated Notes in July 2000, the Company issued warrants to purchase 290,370 shares of the common stock at an exercise price of $6.70. The Company recognized the fair value of these warrants of $1.1 million as additional paid-in capital. The warrants may only be exercised by payment of the exercise price in cash to the Company or by the cancellation of Company indebtedness owed to the warrant holder.

      The following is a summary of the status of the Company's 2000 Plan, 1996 Plan and other options at December 31, 2000, 1999 and 1998, and changes during the years then ended:

                                                 2000                       1999                       1998
                                      -------------------------  -------------------------  -------------------------
                                                       Weighted                   Weighted                   Weighted
                                                        Average                    Average                    Average
                                                       Exercise                   Exercise                   Exercise
                                        Shares          Price      Shares          Price      Shares           Price
                                      ----------       --------  ----------       --------  ----------       --------
Outstanding at beginning of year ..    1,242,637        $11.46    1,338,839        $15.73      854,454         $6.60
Granted ...........................      378,877          5.30      463,000         11.98      932,872         22.83
Exercised .........................      (10,000)         2.50      (57,200)        10.60     (177,187)         2.94
Forfeited or canceled .............     (317,466)        19.74     (502,002)        23.40     (271,300)        19.76
                                      ----------                 ----------                 ----------

Outstanding at end of year ........    1,294,048          7.70    1,242,637         11.46    1,338,839         15.73
                                      ==========                 ==========                 ==========

Exercisable at end of year ........      619,673          6.79      523,712          7.17      487,557          5.84

Weighted average fair value of
   options granted ................        $3.03                      $9.48                     $16.41

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                                                 Weighted    Weighted                      Weighted
                                                                  Average     Average                       Average
                                                  Number         Remaining   Exercise       Number         Exercise
         Range of Exercise Prices              Outstanding          Life       Price     Exercisable         Price
         ------------------------              -----------          ----       -----     -----------         -----
$  2.00 to $ 2.50 ......................           93,919            4.4      $  2.02        93,919        $   2.02
   3.75 to   5.64 ......................          594,525            7.8         4.66       318,177            4.91
   7.59 to   9.00 ......................           82,000            9.0         8.36        61,000            8.23
 10.375 to  15.19 ......................          444,100            8.3        11.31       111,660           12.25
  15.81 to  24.38 ......................           79,504            7.4        16.27        34.917           16.86
                                                ---------                                 ---------
                                                1,294,048            7.6      $  7.52       619,673        $   6.76
                                                =========                                 =========

      Had compensation cost for the stock option grants under the 2000 Plan, the 1996 Plan and other stock options been determined under SFAS No. 123, the Company's net income and diluted net earnings per share would have been the following (in thousands, except per share amounts):

                                                    Year Ended December 31,
                                              ---------------------------------
                                                 2000        1999        1998
                                              ---------   ---------   ---------

Net income:                     As reported   $   7,969   $   5,352   $   6,062
                                Pro forma         6,093       3,662       4,380

Earnings per share (diluted):   As reported         .84         .55         .62
                                Pro forma           .64         .38         .45

      Under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the minimum value calculation prior to the Company's initial public offering ("IPO") and the Black-Scholes option pricing model subsequent to the IPO. The following weighted average assumptions were used for grants in 2000, 1999 and 1998, respectively: risk-free interest rates of 5.4%, 6.6% and 5.8%; dividend rates of $0, $0 and $0; expected lives of 6.6, 10.0 and
10.0 years; expected volatility of 52.76%, 65.74% and 54.70%.

      The Black-Scholes option pricing model and other existing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferrable. In addition, option valuation models require the input of, and are highly sensitive to, subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

      Notes from Shareholders

      On July 8, 1996, the prior Chief Executive Officer and the current Chief Executive Officer of the Company exercised options to purchase 137,110 and 82,750 shares of Class A Common Stock and Class B Common Stock at an aggregate price of $274,220 and $180,638, respectively. In connection with the exercise, each officer entered into a promissory note with the Company for the respective aggregate exercise amounts. The promissory notes, as amended in July 2000, bear interest at 6.63%, mature in June 2004, are full recourse and are collateralized by shares of common stock.

      Treasury Stock

      During the years ended December 31, 2000 and 1998, the Company repurchased 258,400 and 142,100 shares, respectively, of common stock on the open market under a share repurchase program at an aggregate cost of $1.9 million and $1.6 million, respectively.

      Employee Stock Purchase Plan

      The Company has an employee stock purchase plan whereby employees can make contributions to purchase the Company's common stock. Purchases of common stock are made annually at the lower of the beginning or end of year market value, less a 15% discount. For the year ended December 31, 2000, contributions of $97,000 were used to purchase 13,585 shares of the Company's common stock.

9. SEGMENT DISCLOSURE

      The Company's three operating divisions are its reportable segments. The adult secure institutional segment consists of the operation of secure adult incarceration facilities. The juvenile segment consists of providing residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of 10 and 17 who either have been adjudicated or suffer from behavioral problems. The pre-release segment consists of providing pre-release and halfway house programs for adult offenders who are either on probation or serving the last three to six months of their sentences on parole and preparing for re-entry into society at large. The accounting policies of the Company's segments are the same as those described in the summary of significant accounting policies in Note 1. Intangible assets are not included in each segment's reportable assets, and the amortization of intangible assets is not included in the determination of a segment's operating income or loss. The Company evaluates performance based on income or loss from operations before general and administrative expenses, incentive bonuses, amortization of intangibles, interest and income taxes. Corporate and other assets are comprised primarily of cash, accounts receivable, deposits, deferred costs and deferred taxes.

      The only significant noncash item reported in the respective segments' income or loss from operations is depreciation and amortization (excluding intangibles).

                                                           Year Ended December 31,
                                                  ---------------------------------------
                                                     2000           1999           1998
                                                  ---------      ---------      ---------
                                                               (in thousands)
Revenues
     Adult secure institutional .............     $  91,163      $  76,011      $  52,630
     Juvenile ...............................        86,033         67,131         47,032
     Pre-release ............................        48,854         33,825         23,457
                                                  ---------      ---------      ---------
Total revenues ..............................     $ 226,050      $ 176,967      $ 123,119
                                                  =========      =========      =========

Depreciation and amortization
     Adult secure institutional .............     $   2,873      $   3,013      $   2,145
     Juvenile ...............................         1,162          1,001            739
     Pre-release ............................         1,100            831            685
     Amortization of intangibles ............         1,528            810            415
     Corporate and other ....................           613            352            244
                                                  ---------      ---------      ---------
Total depreciation and amortization .........     $   7,276      $   6,007      $   4,228
                                                  =========      =========      =========

Income (loss) from operations
     Adult secure institutional .............     $  20,126      $  17,930      $  12,638
     Juvenile ...............................        10,976          8,482          5,058
     Pre-release ............................        11,786          7,122          4,043
     General and administrative expenses ....       (12,024)        (9,932)        (7,581)
     Incentive bonuses ......................            --            (50)          (803)
     Amortization of intangibles ............        (1,528)          (810)          (415)
     Corporate and other ....................          (275)          (493)          (351)
                                                  ---------      ---------      ---------
Total income from operations ................     $  29,061      $  22,249      $  12,589
                                                  =========      =========      =========

Assets
     Adult secure institutional .............     $ 143,743      $ 141,268      $ 127,774
     Juvenile ...............................        59,630         53,498         37,917
     Pre-release ............................        51,802         47,952         28,815
     Intangible assets, net .................        16,861         17,911          9,935
     Corporate and other ....................        19,403         13,362          8,254
                                                  ---------      ---------      ---------
Total assets ................................     $ 291,439      $ 273,991      $ 212,695
                                                  =========      =========      =========

Capital expenditures
     Adult secure institutional .............     $   5,172      $  13,536      $  40,243
     Juvenile ...............................         3,924          4,203          5,927
     Pre-release ............................           786          5,184          2,188
     Corporate and other ....................         2,214          6,144          1,125
                                                  ---------      ---------      ---------
Total capital expenditures ..................     $  12,096      $  29,067      $  49,483
                                                  =========      =========      =========

10. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

                                                      1st          2nd         3rd         4th
                                                    Quarter      Quarter     Quarter     Quarter       Year
                                                   --------      -------     -------     -------     --------
                                                              (in thousands, except per share data)
2000:
   Revenues ..................................     $ 53,468      $55,408     $56,746     $60,428     $226,050
   Income from operations ....................        6,901        7,466       7,516       7,178       29,061
   Net income ................................        1,971        2,193       1,932       1,873        7,969
   Earnings per share:
   - Basic ...................................     $    .21      $   .23     $   .21     $   .20     $    .85
   - Diluted .................................     $    .21      $   .23     $   .20     $   .20     $    .84

1999:
   Revenues ..................................     $ 38,356      $43,609     $45,321     $49,681     $176,967
   Income from operations ....................        3,987        4,815       5,945       7,502       22,249
   Income before cumulative effect of
     change in accounting principle ..........        1,440        1,783       2,287       2,796        8,306
   Net income (loss) (1) .....................       (1,514)       1,783       2,287       2,796        5,352

   Earnings per share before cumulative effect
     of change in accounting principle:
   - Basic ...................................     $    .15      $   .19     $   .24     $   .30     $    .88
   - Diluted .................................     $    .15      $   .18     $   .24     $   .29     $    .86
   Earnings per share:
   - Basic ...................................     $   (.16)     $   .19     $   .24     $   .30     $    .57
   - Diluted .................................     $   (.16)     $   .18     $   .24     $   .29     $    .55

1998:
   Revenues ..................................     $ 27,041      $29,099     $30,731     $36,248     $123,119
   Income from operations ....................        2,393        2,482       3,285       4,429       12,589
   Net income ................................        1,258        1,281       1,596       1,927        6,062

   Earnings per share:
   - Basic ...................................     $    .13      $   .14     $   .17     $   .20     $    .64
   - Diluted .................................     $    .13      $   .13     $   .16     $   .20     $    .62

(1) The Company adopted SOP 98-5 in January 1999 and recorded a net-of-tax charge of approximately $3.0 million for the cumulative effect of a change in accounting principle.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Financial Statements, Schedules and Exhibits

                1. Financial statements and reports of Arthur Andersen LLP
                      Report of Independent Public Accountants
                      Consolidated Balance Sheets - December 31, 2000 and 1999 Consolidated Statements of Operations for the years ended
                        December 31, 2000, 1999 and 1998
                      Consolidated  Statements of Stockholders' Equity for the
                        years ended December 31, 2000, 1999 and 1998
                      Consolidated Statements of Cash Flows for the years ended
                        December 31, 2000, 1999 and 1998
                      Notes to Consolidated Financial Statements
                2. Financial statement schedules
                      All schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

                3. Exhibits

                                                                    Incorporated
Exhibit No. Description                                             by Reference

3.1         Restated Certificate of Incorporation of the                 1
            Company.

3.2         Amended and Restated Bylaws of the Company.                 10

4.1         Certificate representing Common Stock.                       2

4.2         Registration Rights Agreement dated as of March              2
            31, 1994, as amended, among the Company and the stockholders listed on the signature pages thereto.

4.3         Rights Agreement dated as of May 1, 1998 between             7
            the Company and the stockholders listed on the signature pages thereto.

9.1         Stock Transfer and Voting Agreement dated                    2
            November 23, 1994 between David M. Cornell and
            Jane B. Cornell.

10.1        Cornell Corrections, Inc. Amended and Restated               6
            1996 Stock Option Plan. (a)

10.2        Employment Agreement dated as of September 9,                3
            1997 between Abraxas Group, Inc. and Arlene R.
            Lissner. (a)

10.3        Covenant Not to Compete Agreement dated as of                3
            September 9, 1997 by and between the Company and Arlene R. Lissner. (a)

10.4        Form of Indemnification Agreement between the                2
            Company and each of its directors and executive officers.

10.5        Stockholders Agreement among certain                         3
            stockholders named therein dated September 15, 1997.

10.6        Contract between CCCI and the CDC (No. 92.401)               2
            for the Baker, California Facility dated June
            25, 1992, as amended.

10.7        Professional Management Agreement between the                2
            Company and Central Falls Detention Facility
            Corporation dated July 15, 1992.

10.8        Operating Agreement by and between each of                   2
            MidTex Detentions, Inc., the City of Big Spring,
            Texas ("Big Spring") and Cornell Corrections of
            Texas, Inc. ("CCTI") dated as of July 1, 1996 and related Assignment and Assumption of Operating Agreement.

10.9        Contract between CCCI and the CDC (No. R92.132)              2
            for the Live Oak, California Facility dated
            March 1, 1993, as amended.

10.10       Asset Purchase Agreement dated as of January 31,             4
            1997 by and between CCTI and Interventions Co.

                                                                    Incorporated
Exhibit No. Description                                             by Reference

10.11       Asset Purchase Agreement dated as of August 14,              3
            1997 by and between the Company and Abraxas
            Group, Inc., Foundation for Abraxas, Inc.,
            Abraxas Foundation, Inc., Abraxas Foundation of
            Ohio and Abraxas, Inc.

10.12       Contract between Texas Alcoholism Foundation,                2
            Inc. and the Texas Department of Criminal
            Justice, Parole Division for the Reid Facility dated January 31, 1996, as amended.

10.13       Form of Contract between CCCI and the Utah State             2
            Department of Human Services, Division of Youth
            Corrections for the Salt Lake City, Utah
            Juvenile Facility.

10.14       Asset Purchase Agreement among CCTI, Texas                   2
            Alcoholism Foundation, Inc. and the Texas House
            Foundation, Inc. dated May 14, 1996.

10.15       Asset Purchase Agreement among CCTI, the                     2
            Company, Ed Davenport, Johnny Rutherford and
            MidTex Detentions, Inc. dated May 22, 1996.

10.16       Lease Agreement between CCCI and Baker Housing               2
            Company dated August 1, 1987 for the Baker,
            California facility.

10.17       Lease Agreement between CCCI and Sun Belt                    2
            Properties dated as of May 23, 1988, as amended for the Live Oak, California facility.

10.18       Lease Agreement between Big Spring and Ed                    2
            Davenport dated as of July 1, 1996 for the Interstate Unit and related Assignment and Assumption of Leases.

10.19       Secondary Sublease Agreement between Big Spring              2
            and Ed Davenport dated as of July 1, 1996 for the Airpark Unit and related Assignment and Assumption of Leases.

10.20       Secondary Sublease Agreement between Big Spring              2
            and Ed Davenport dated as of July 1, 1996 for the Flightline Unit and related Assignment and Assumption of Leases.

10.21       Stock Option Agreement between the Company and               2
            CEP II dated July 9, 1996.

10.22       Form of Option Agreement between the Company and            10
            the Optionholder listed therein dated as of November 1, 1995.

10.23       Senior Note Agreement by and between the Company             8
            and the Note Purchasers dated July 15, 1998.

10.24       Asset Purchase Agreement dated as of November                5
            17, 1997 by and between Foresite Capital
            Facilities Corporation and the Hinton Economic
            Development Authority.

10.25       Amendment dated December 10, 1997 to Asset                   5
            Purchase Agreement dated as of November 17,
            1997.

10.26       Amendment No. 2 dated January 6, 1998 to Asset               5
            Purchase Agreement dated as of November 17,
            1997.

10.27       Assignment of Agreement of Purchase and Sale                 5
            dated as of January 5, 1998 by and between Foresite Capital Facilities Corporation and
            Cornell Corrections of Oklahoma, Inc.

10.28       Allvest Asset Purchase Agreement dated as of                 9
            June 20, 1998 by and between the Company and Allvest, Inc., St. John Investments, and William
            C. Weimar.

10.29       Asset Purchase Agreement by and among the                   11
            Company and Interventions and IDDRS Foundation dated May 10, 1999.

10.30       Extension of Asset Purchase Agreement by and                11
            among the Company and Interventions and IDDRS
            Foundation dated September 30, 1999.

10.31       Asset Purchase Agreement by and among BHS                   11
            Consulting Corp., its Shareholders and the Company dated May 10, 1999.

10.32       Extension of Asset Purchase Agreement by and                11
            among BHS Consulting Corp., its Shareholders and the Company dated September 30, 1999.

                                                                    Incorporated
Exhibit No. Description                                             by Reference

10.33       Amendment to Asset Purchase Agreement by and                11
            among BHS Consulting Corp., its Shareholders and the Company dated November 12, 1999.

10.34       Participation Agreement among the Company and               12
            certain of its subsidiaries and Heller Financial
            Leasing, Inc. dated November 23, 1999.

10.35       Lease Agreement between First Security Bank,                12
            National Association, and the Company and certain of its subsidiaries dated November 23, 1999.

10.36       Lease Agreement by and among Hinton Economic                12
            Development Authority, the Town of Hinton,
            Oklahoma, and Cornell Corrections of Oklahoma,
            Inc. dated December 31, 1999.

10.37       Consulting Agreement between the Company and                12
            David M. Cornell dated December 15, 1999. (a)

10.38       Form of Severance Agreement executed by John                12
            Hendrix, Arlene Lissner, Thomas Jenkins, Thomas
            Rathjen, Patrick Perrin and Steven Logan. (a)

10.39       Fourth Amended and Restated Credit Agreement                13
            among the Company, certain subsidiaries of the Company, Atlantic Financial Group, Ltd., the
            Lenders and ING (U.S.) Capital LLC, as
            Administrative Agent, dated as of July 21, 2000.

10.40       Amended and Restated Master Agreement among the             13
            Company, certain subsidiaries of the Company, Atlantic Financial Group, Ltd., the Lenders, ING
            (U.S.) Capital LLC, as Administrative Agent,
            Bank of America N.A., as Syndication Agent, and
            Suntrust Equitable Securities Corporation, as
            Documentation Agent, dated as of July 21, 2000.

10.41       Note and Equity Purchase Agreement among the                13
            Company, American Capital Strategies, Ltd. and
            Teachers Insurance and Annuity Association of
            America, dated as of July 21, 2000.

10.42       Warrant issued by the Company to American                   13
            Capital Strategies, Ltd. dated as of July 21,
            2000.

10.43       Warrant issued by the Company to Teachers                   13
            Insurance and Annuity Association of America, dated as of July 21, 2000.

10.44       Cornell Corrections, Inc. Employee Stock Purchase
            Plan (a)                                                    14

10.45       Cornell Companies, Inc. 2000 Director Stock Plan(a)         15

10.46       Cornell Companies, Inc. 2000 Broad-Based                    16
            Employee Plan.(a)

11.1        Computation of Per Share Earnings.

21.1        Subsidiaries of the Company.

23.1        Consent of Arthur Andersen LLP.

24.1        Powers of Attorney.


(a)   Management compensatory plan or contract.
(1) Annual Report on Form 10-K of the Company for the year ended December 31, 1996.
(2) Registration Statement on Form S-1 of the Company (Registration No. 333-08243).
(3) Registration Statement on Form S-1 of the Company (Registration No. 333-35807).
(4)   Current Report on Form 8-K of the Company dated January 31, 1997.
(5)   Current Report on Form 8-K of the Company dated January 6, 1998.
(6)   Definitive Proxy Statement dated March 9, 1998.
(7)   Registration Statement on Form 8-A of the Company filed May 11, 1998.
(8) Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 1998.
(9)   Current Report on Form 8-K of the Company dated August 13, 1998.
(10) Annual Report on Form 10-K of the Company for the year ended December 31, 1998.
(11) Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1999.
(12) Annual Report on Form 10-K of the Company for the year ended December 31, 1999.
(13) Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2000.
(14)  Registration Statement Form S-8 of the Company(Registration No. 333-80187)
(15)  Registration Statement Form S-8 of the Company (Registration No.
      333-42444)
(16)  Registration Statement Form S-8 of the Company (Registration No.
      333-52236)

      (b) Reports on Form 8-K

            None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CORNELL COMPANIES, INC.


Dated:       March 30, 2001                     By:   /s/ Steven W. Logan
                                                      -------------------
                                                      Steven W. Logan
                                                      President and
                                                      Chief Executive Officer

SIGNATURE                       TITLE                              DATE
---------                       -----                              ----


/s/ STEVEN W. LOGAN             President, Chief Executive       March 30, 2001
---------------------------     Officer and Director
Steven W. Logan                 (Principal Executive Officer)


/s/ JOHN L. HENDRIX             Senior Vice President and        March 30, 2001
---------------------------     Chief Financial Officer
John L. Hendrix                 (Principal Financial Officer
                                and Principal Accounting
                                Officer)


/s/ PETER A. LEIDEL*            Chairman of the Board            March 30, 2001
---------------------------
Peter A. Leidel


/s/ ANTHONY R. CHASE*           Director                         March 30, 2001
---------------------------
Anthony R. Chase


/s/ JAMES H.S. COOPER*          Director                         March 30, 2001
---------------------------
James H.S. Cooper


/s/ DAVID M. CORNELL*           Director                         March 30, 2001
---------------------------
David M. Cornell


/s/ ARLENE R. LISSNER *         Director                         March 30, 2001
---------------------------
Arlene R. Lissner


/s/ HARRY J. PHILLIPS, JR. *    Director                         March 30, 2001
---------------------------
Harry J. Phillips, Jr.


/s/ TUCKER TAYLOR*              Director                         March 30, 2001
---------------------------
Tucker Taylor


/s/ MARCUS A. WATTS *           Director                         March 30, 2001
---------------------------
Marcus A. Watts


* By:  STEVEN W. LOGAN
       --------------------
       Steven W. Logan
       Attorney-in-Fact