Form 10-Q
period 2001-03-31
CORNELL COMPANIES INC
filed 2001-05-15
CIK 1016152

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD __________ TO _______________

                         COMMISSION FILE NUMBER 1-14472

                             CORNELL COMPANIES, INC.
              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                        76-0433642
 ---------------------------------                     ----------------------
   (STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)


1700 WEST LOOP SOUTH, SUITE 1500, HOUSTON, TEXAS                        77027
------------------------------------------------                   -------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)



REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:              (713) 623-0790



Indicate by a check mark whether Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes  X   No
                                                    ---     -----

               At April 30, 2001 Registrant had outstanding 9,266,767 shares of its Common Stock.

--------------------------------------------------------------------------------

PART I   FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                            CORNELL COMPANIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         MARCH 31,    DECEMBER 31,
                                                                                           2001              2000
                                                                                    ------------------------------------
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents......................................................   $      150       $     620
     Accounts receivable, net.......................................................       56,349          55,262
     Deferred tax asset.............................................................          667             667
     Prepaids and other.............................................................        4,559           4,363
     Restricted assets..............................................................        2,051           2,011
                                                                                       ----------       ---------
         Total current assets.......................................................       63,776          62,923
PROPERTY AND EQUIPMENT, net.........................................................      203,312         201,683
OTHER ASSETS:
     Intangible assets, net.........................................................       16,510          16,861
     Deferred costs and other.......................................................       10,402           9,972
                                                                                       ----------       ---------
         Total assets...............................................................   $  294,000       $ 291,439
                                                                                       ==========       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities.......................................   $   28,208       $  33,179
     Current portion of long-term debt..............................................           42              41
                                                                                       ----------       ---------
         Total current liabilities..................................................       28,250          33,220
LONG-TERM DEBT......................................................................      153,957         146,926
DEFERRED TAX LIABILITIES............................................................          643             643
OTHER LONG-TERM LIABILITIES.........................................................        5,672           6,330

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 10,000,000 shares authorized,
       none outstanding.............................................................           --              --
     Common stock, $.001 par value, 30,000,000 shares authorized, 10,230,267
       and 10,161,113 shares issued and outstanding, respectively...................           10              10
     Additional paid-in capital.....................................................       91,965          91,625
     Notes from shareholders........................................................         (615)           (609)
     Retained earnings..............................................................       20,051          19,227
     Treasury stock (955,500 shares of common stock, at cost).......................       (5,933)         (5,933)
                                                                                       ----------       ---------
         Total stockholders' equity.................................................      105,478         104,320
                                                                                       ----------       ---------
         Total liabilities and stockholders' equity.................................   $  294,000       $ 291,439
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

                             CORNELL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                            ------------------------
                                                                                               2001          2000
                                                                                            ----------    ----------
REVENUES..................................................................................   $  60,628    $  53,468
OPERATING EXPENSES........................................................................      47,448       41,638
PRE-OPENING AND START-UP EXPENSES.........................................................       3,578          349
DEPRECIATION AND AMORTIZATION.............................................................       2,040        1,778
GENERAL AND ADMINISTRATIVE EXPENSES.......................................................       3,482        2,802
                                                                                             ---------    ---------

INCOME FROM OPERATIONS....................................................................       4,080        6,901
INTEREST EXPENSE..........................................................................       4,007        3,593
INTEREST INCOME...........................................................................         (19)         (27)
                                                                                             ---------    ---------

INCOME BEFORE PROVISION FOR INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE...............................................          92        3,335
PROVISION FOR INCOME TAXES................................................................          38        1,364
                                                                                             ---------    ---------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE..............................................................................          54        1,971

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
   NET OF RELATED INCOME TAX PROVISION OF $535 IN 2001....................................         770           --
                                                                                             ---------    ---------

NET INCOME................................................................................   $     824    $   1,971
                                                                                             =========    =========

EARNINGS PER SHARE:
     BASIC
       Income before cumulative effect of change in accounting principle..................   $     .01    $     .21
       Cumulative effect of change in accounting principle................................         .08           --
                                                                                             ---------    ---------
       Net income.........................................................................   $     .09    $     .21
                                                                                             =========    =========

     DILUTED
       Income before cumulative effect of change in accounting principle..................   $     .01    $     .21
       Cumulative effect of change in accounting principle................................         .08           --
                                                                                             ---------    ---------
       Net income.........................................................................   $     .09    $     .21
                                                                                             =========    =========

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
     BASIC................................................................................       9,227        9,452
     DILUTED..............................................................................       9,428        9,602

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             CORNELL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                            ------------------------
                                                                                               2001          2000
                                                                                            ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.............................................................................   $     824    $   1,971
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities --
     Cumulative effect of change in accounting principle..................................        (770)          --
     Depreciation.........................................................................       1,201        1,048
     Amortization.........................................................................         839          730
     Non-cash interest expense............................................................         294          282
     Provision for bad debts..............................................................         241          174
     Loss on sale of property and equipment...............................................          47           43
     Change in assets and liabilities
         Accounts receivable..............................................................      (1,328)      (1,177)
         Restricted assets................................................................         (40)         184
         Other assets.....................................................................         255         (582)
         Accounts payable and accrued liabilities.........................................      (4,845)      (1,381)
         Deferred revenues and other liabilities..........................................        (658)        (287)
                                                                                             ---------    ---------
     Net cash provided by (used in) operating activities..................................      (3,940)       1,005
                                                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures...................................................................      (3,335)      (2,341)
   Proceeds from sales of property and equipment..........................................          --           77
                                                                                             ---------    ---------
     Net cash used in investing activities................................................      (3,335)      (2,264)
                                                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt...........................................................      32,000       21,400
   Payments on long-term debt.............................................................     (25,000)     (21,650)
   Payments on capital lease obligations..................................................         (10)          --
   Payments for debt issuance and other financing costs...................................        (399)        (115)
   Proceeds from issuance of common stock.................................................         214           97
   Proceeds from exercises of stock options...............................................          --           25
                                                                                             ---------    ---------
     Net cash provided by (used in) financing activities..................................       6,805         (243)
                                                                                             ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS.................................................        (470)      (1,502)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................................         620        1,763
                                                                                             ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................................   $     150    $     261
                                                                                             =========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid, net of amounts capitalized..............................................   $   4,247    $   4,270
                                                                                             =========    =========
   Income taxes paid......................................................................   $      29    $   3,915
                                                                                             =========    =========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                             CORNELL COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by Cornell Companies, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2.   CREDIT FACILITIES

     As of March 31, 2001, the Company had borrowings outstanding under its 2000 Credit Facility of $65.0 million. Under the 2000 Credit Facility, the Company has a $75.0 million revolving line of credit. At March 31, 2001, the remaining borrowing capacity was $10.0 million. The revolving credit commitment is reduced by $2.7 million quarterly beginning in January 2002. The 2000 Credit Facility matures in 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 1.0% to 2.0% or a rate which is 2.0% to 3.0% above the applicable LIBOR rate. At March 31, 2001, the margin was at 3.0% above the LIBOR rate. A commitment fee of 0.5% is charged on the unused portion of the revolving credit commitment. The 2000 Credit Facility is secured by substantially all of the Company's assets, including the stock of all the Company's subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain leverage, net worth and debt service coverage covenants. Additionally, the 2000 Credit Facility provides the Company with the ability to enter into future operating lease agreements that provide for residual value guarantees.

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

     The Company has outstanding $40.0 million under its Note and Equity Purchase Agreement (the "Subordinated Notes") entered into in July 2000. The Subordinated Notes have a seven-year term, are interest-only payable quarterly at a fixed rate of 12.875%, and contain certain financial covenants.

3.   CHANGE IN ACCOUNTING FOR SUPPLIES INVENTORY

     On January 1, 2001, management changed its method of accounting for supplies whereby the Company capitalizes durable operating supply purchases such as uniforms, linens and books and amortizes these costs to operating expense over the estimated period of benefit of 18 months. Effective January 1, 2001, the Company capitalized a portion of previously expensed supplies and recognized a benefit in the consolidated statements of operations of $770,000 (net of income taxes of $535,000) which has been reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations. For the three months ended March 31, 2000, the pro-forma impact of this change in accounting would have been immaterial.

4.   DEFERRED COSTS AND OTHER

     At March 31, 2001, the Company had deferred professional fees and other costs totaling $2.2 million related to its efforts to sell and leaseback certain facilities owned by the Company. Upon consummation of this transaction, the transaction costs will be included in the determination of the gain from the sale which will be deferred over the initial lease term. If management of the Company determines that it is doubtful that this transaction will be consummated, these transaction costs will be expensed in the period such determination is made.

     At March 31, 2001, the Company had deferred acquisition costs totaling $652,000 related to the anticipated purchase of real property located near Fort Greely, Alaska. Management anticipates that this property will be used in conjunction with the operations of an adult secure institution for the State of Alaska. If management determines that a contract to operate this facility near Fort Greely, Alaska will not be awarded, the Company will likely not purchase the real property and the deferred acquisition costs will be expensed.

     At March 31, 2001, accounts receivable include costs totaling $1.3 million for direct costs incurred by the Company since June 1999 for payroll and other operating costs related to the Moshannon Valley Correctional Center since the issuance of the Stop-Work Order. These costs were incurred at the direction of the Federal Bureau of Prisons ("FBOP") with the understanding that such costs would be reimbursed. Although no formal written agreement exists, management believes that these costs will be reimbursed by the FBOP. In the event any portion of these costs are not reimbursed, such costs will be expensed.

5.   EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities, such as stock options and warrants, into common stock.

6.   SEGMENT DISCLOSURE

     The Company's three operating divisions are its reportable segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Notes to Consolidated Financial Statements included in the Company's 2000 Annual Report on Form 10-K. Intangible assets are not included in each segment's reportable assets, and the amortization of intangible assets is not included in the determination of a segment's operating income or loss. The Company evaluates performance based on income or loss from operations before general and administrative expenses, retention and incentive bonuses, amortization of intangibles, interest and income taxes. Corporate and other assets are comprised primarily of cash, accounts receivable, deposits, deferred costs, property and equipment and deferred taxes.

     The only significant non-cash item reported in the respective segments' income or loss from operations is depreciation and amortization (excluding intangibles):

                                                                                               (IN THOUSANDS)
                                                                                             THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                          ------------------------
                                                                                             2001          2000
                                                                                          ----------    ----------
Revenues
     Adult secure institutional.......................................................    $   23,840    $  21,081
     Juvenile.........................................................................        24,495       20,496
     Pre-release......................................................................        12,293       11,891
                                                                                          ----------    ---------
Total revenues........................................................................    $   60,628    $  53,468
                                                                                          ==========    =========

Pre-opening and start-up expenses
     Adult secure institutional.......................................................    $       --    $     349
     Juvenile.........................................................................         3,578           --
     Pre-release......................................................................            --           --
                                                                                          ----------    ---------
Total pre-opening and start-up expenses...............................................    $    3,578    $     349
                                                                                          ==========    =========

Income from operations
     Adult secure institutional.......................................................    $    4,931    $   4,836
     Juvenile.........................................................................         1,893        2,402
     Pre-release......................................................................         2,532        2,908
     General and administrative expense...............................................        (3,482)      (2,802)
     Retention and incentive bonuses..................................................        (1,188)          --
     Amortization of intangibles......................................................          (381)        (382)
     Corporate and other..............................................................          (225)         (61)
                                                                                          ----------    ---------
Total income from operations..........................................................    $    4,080    $   6,901
                                                                                          ==========    =========



                                                                                           MARCH 31,    DECEMBER 31,
                                                                                             2001           2000
                                                                                          ----------     ----------
Assets
     Adult secure institutional.......................................................    $  145,876   $  143,743
     Juvenile.........................................................................        60,963       59,630
     Pre-release......................................................................        51,845       51,802
     Intangible assets, net...........................................................        16,510       16,861
     Corporate and other..............................................................        18,806       19,403
                                                                                          ----------   ----------
Total assets..........................................................................    $  294,000   $  291,439
                                                                                          ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a leading private provider of corrections, treatment and education services to government agencies. As of March 31, 2001, the Company had contracts to operate 71 facilities with a total service capacity of 14,492. The Company's facilities are located in 13 states and the District of Columbia.

     The Company provides integrated facility development, design, construction and operational services to governmental agencies within three operating divisions: (a) adult secure institutional, correctional and detention services; (b) juvenile treatment, educational and detention services and (c) pre-release correctional and treatment services. The following table sets forth, for the periods indicated, total service capacity, the service capacity and contracted beds in operation at the end of the periods shown, billed mandays and the average occupancy percentages.

                                                                                     MARCH 31,        MARCH 31,
                                                                                        2001            2000
                                                                                    ------------    ------------
            Total service capacity (1):
                Residential......................................................       11,446         12,026
                Non-residential community-based..................................        3,046          2,819
                  Total..........................................................       14,492         14,845
            Service capacity in operation (end of period)........................       13,173         13,046
            Contracted beds in operation (end of period) (2).....................        9,991          9,835
            Average occupancy based on contracted beds in operation (2) (3)......         95.2%          95.1%
            Average occupancy excluding start-up operations (2)..................         96.3%          96.9%

-----------
(1) The Company's service capacity is comprised of the number of beds available for service upon completion of construction of residential facilities and the average program capacity of non-residential community-based programs.

(2) Occupancy percentages are based on contracted service capacity of residential facilities in operation. Since certain facilities have service capacities that exceed contracted capacities, occupancy percentages can exceed 100% of contracted capacity.

(3) Occupancy percentages reflect less than normalized occupancy during the start-up phase of any applicable facility, resulting in a lower average occupancy in periods when the Company has substantial start-up activities.

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

     The Company is responsible for all facility operating expenses, except for certain debt service and lease payments with respect to facilities for which the Company has only a management contract (ten facilities in operation at March 31, 2001).

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

       Pre-opening and start-up expenses consist primarily of payroll, benefits, training and other operating costs prior to opening a new or expanded facility and during the period of operation while occupancy is ramping up to break-even levels.

     General and administrative expenses consist primarily of salaries of the Company's corporate and administrative personnel who provide senior management, finance, accounting, human resources, payroll, information systems and other services and costs of business development.

     Newly opened facilities are staffed according to contract requirements when the Company begins receiving offenders or clients. Offenders or clients are typically assigned to a newly opened facility on a phased-in basis over a one-to three-month period, although certain programs require a longer time period to reach break-even occupancy levels. The Company incurs pre-opening and start-up operating losses at new facilities until break-even occupancy levels are reached. Quarterly results can be substantially affected by the timing of the commencement of operations as well as development and construction of new facilities.

     Working capital requirements generally increase immediately prior to the Company's commencing management of a new or expanded facility as the Company incurs pre-opening and start-up costs and purchases necessary equipment and supplies before facility management revenue is realized.

RESULTS OF OPERATIONS

       The following table sets forth for the periods indicated the percentages of revenue represented by certain items in the Company's historical consolidated statements of operations.

                                                                                            THREE MONTHS
                                                                                           ENDED MARCH 31,
                                                                                    ----------------------------
                                                                                        2001            2000
                                                                                    ------------    ------------
            Total revenues.......................................................       100.0%         100.0%
            Operating expenses...................................................        78.3           77.9
            Pre-opening and start-up expenses....................................         5.9            0.7
            Depreciation and amortization........................................         3.4            3.3
            General and administrative expenses..................................         5.6            5.2
                                                                                    ---------      ---------
            Income from operations...............................................         6.8           12.9
            Interest expense, net................................................         6.6            6.7
                                                                                    ---------      ---------
            Income before provision for income taxes and
               cumulative effect of change in accounting principle...............         0.2            6.2
            Provision for income taxes...........................................         0.1            2.6
                                                                                    ---------      ---------
            Income before cumulative effect of change
               in accounting principle...........................................         0.1%           3.6%
                                                                                    =========      =========

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

    REVENUES. Revenues increased 13.4% to $60.6 million for the three months ended March 31, 2001 from $53.5 million for the three months ended March 31, 2000.

    Adult secure institutional division revenues increased 13.1% to $23.8 million for the three months ended March 31, 2001 from $21.1 million for the three months ended March 31, 2000 due principally to (a) the final 550 bed expansion of the D. Ray James Prison which began housing inmates late in the first quarter of 2000 and (b) the commencement of a management contract at the Valencia County Detention Center in the fourth quarter of 2000. Revenues attributable to start-up operations for the D. Ray James Prison were approximately $44,000 for the three months ended March 31, 2000. There were no revenues attributable to start-up operations for the three months ended March 31, 2001. Average occupancy, excluding start-up operations in 2000, was 97.5% for the three months ended March 31, 2001 compared to 99.0% for the three months ended March 30, 2000.

    Juvenile division revenues increased 19.5% to $24.5 million for the three months ended March 31, 2001 from $20.5 million for the three months ended March 31, 2000 due primarily to the New Morgan Academy which began operations late in the fourth quarter of 2000. Revenues attributable to start-up operations for the New Morgan Academy were approximately $2.7 million for the three months ended March 31, 2001. There were no revenues attributable to start-up operations for the three months ended March 31, 2000. Average occupancy, excluding start-up operations in 2001, was 90.1% for the three months ended March 31, 2001 compared to 94.0% for the three months ended March 31, 2000.

    Pre-release division revenues increased 3.4% to $12.3 million for the three months ended March 31, 2001 from $11.9 million for the three months ended March 31, 2000 due to fluctuations in occupancy over the two periods. Average occupancy for the three months ended March 31, 2001 was 94.5% compared to 93.0% for the three months ended March 31, 2000.

    OPERATING EXPENSES. Operating expenses increased 14.0% to $47.4 million for the three months ended March 31, 2001 from $41.6 million for the three months ended March 31, 2000.

    Adult secure institutional division operating expenses increased 22.5% to $18.6 million for the three months ended March 31, 2001 from $15.2 million for the three months ended March 31, 2000 due principally to (a) the final 550 bed expansion of the D. Ray James Prison which began housing inmates late in the first quarter of 2000, (b) an increase in personnel and employee retention costs, unusually high utility costs during the winter months, particularly natural gas, and the increased inmate medical costs at certain secure institutions, and (c) the commencement of a management contract at the Valencia County Detention Center in the fourth quarter of 2000. As a percentage of revenues, excluding start-up operations in 2000, adult secure institutional division operating expenses were 77.9% for the three months ended March 31, 2001 compared to 72.0% for the three months ended March 31, 2000. The operating margin was impacted unfavorably due to increased personnel, inmate medical and utilities expenses, and due to one less calendar day in the 2001 period. Management anticipates that the adult secure institutional division operating margin will improve during the remainder of 2001 due to certain negotiated and contracted revenue rate increases.

    Juvenile division operating expenses increased 7.6% to $19.2 million for the three months ended March 31, 2001 from $17.6 million for the three months ended March 31, 2000. As a percentage of revenues, excluding the start-up operations of the New Morgan Academy in 2001, operating expenses were 88.0% for the three months ended March 31, 2001 compared to 85.6% for the three months ended March 31, 2000. The increase in operating expenses and the decrease in operating margin was due principally to increased personnel and employee retention costs and utility costs.

    Pre-release division operating expenses increased 11.9% to $9.7 million for the three months ended March 31, 2001 from $8.9 million for the three months ended March 31, 2000. As a percentage of revenues, operating expenses were 78.9% for the three months ended March 31, 2001 compared to 74.8% for the three months ended March 31, 2000. The increase in operating expenses and the decrease in operating margin was due principally to increased personnel and employee retention costs and utility costs. Additionally, the operating margin for the three-months ended March 31, 2001 was impacted unfavorably due to the expiration of the San Diego Center contract in early 2001.

    PRE-OPENING AND START-UP EXPENSES. Pre-opening and start-up expenses were $3.6 million for the three months ended March 31, 2001 and were attributable to the start-up activities of the New Morgan Academy and to an expansion of the Cornell Abraxas Center for Adolescent Females ("ACAF "). Pre-opening and start-up expenses for the three months ended March 31, 2000 were $349,000 and were attributable to the start-up activities of the final 550 bed expansion of the D. Ray James Prison.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 14.7% to $2.0 million for the three months ended March 31, 2001 from $1.8 million for the three months ended March 31, 2000 due to (a) depreciation of furniture and equipment purchased for the New Morgan Academy, (b) depreciation associated with the expansion of the Big Spring Complex, and (c) depreciation associated with various facility expansions and furniture and equipment additions.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 24.3% to $3.5 million for the three months ended March 31, 2001 from $2.8 million for the three months ended March 31, 2000. The increase in general and administrative expenses resulted principally from additional personnel providing public affairs and business development services, certain consulting costs, and other administrative infrastructure.

    INTEREST. Interest expense, net of interest income, increased to $4.0 million for the three months ended March 31, 2001 from $3.6 million for the three months ended March 31, 2000 due principally to (a) increased borrowings to fund various facility expansions and the associated increases in working capital and

(b) an increase in the Company's interest rate margin on its 2000 Credit Facility. Capitalized interest for the three months ended March 31, 2001 was approximately $40,000 and related to an expansion at the Big Spring Complex. There was no capitalized interest for the three months ended March 31, 2000.

    INCOME TAXES. For the three months ended March 31, 2001 and 2000, the Company recognized a provision for income taxes at an estimated effective rate of 41%.

LIQUIDITY AND CAPITAL RESOURCES

    GENERAL. The Company's primary capital requirements are for (a) construction of new facilities, (b) acquisitions, (c) expansions of existing facilities, (d) working capital, (e) pre-opening and start-up costs related to new operating contracts, (f) information systems hardware and software, and (g) furniture, fixtures and equipment. Working capital requirements generally increase immediately prior to the Company commencing management of a new facility as the Company incurs pre-opening and start-up costs and purchases necessary equipment and supplies before facility management revenue is realized.

    NEW FACILITIES AND PROJECTS UNDER CONSTRUCTION. The New Morgan Academy was completed and became operational in two phases during the fourth quarter of 2000 and the first quarter of 2001.

    In April 1999, the Company was awarded a contract to design, build and operate a 1,095 bed prison for the FBOP in Moshannon Valley, Pennsylvania ("Moshannon Valley Correctional Center"). Construction and activation activities commenced immediately. In June 1999, the FBOP issued a Stop-Work Order pending a re-evaluation of their environmental documentation supporting the decision to award the contract. The environmental study was completed with a finding of no significant impact. While the Stop-Work Order remains in effect at March 31, 2001, management of the Company believes it will be lifted and construction will be resumed in the near-term.

    Development and construction costs for the New Morgan Academy and the Moshannon Valley Correctional Center have been financed with the Company's lease financing arrangement discussed below under "Long-Term Credit Facilities".

    LONG-TERM CREDIT FACILITIES. Effective July 21, 2000, the Company formalized terms under the 2000 Credit Facility with a group of financial institutions. The 2000 Credit Facility provides for borrowings of up to $75.0 million under a revolving line of credit. The revolving credit commitment is reduced by $2.7 million quarterly beginning in January 2002. The 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 1.0% to 2.0%, or a rate which is 2.0% to 3.0% above the applicable LIBOR rate, depending on the level of borrowings. At March 31, 2001, the margin was 3.0% above the LIBOR rate. The 2000 Credit Facility is secured by substantially all of the Company's assets, including the stock of all of the Company's subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain leverage, net worth and debt service coverage covenants. At April 30, 2001, the Company had $66.5 million outstanding under the revolving line of credit, therefore the remaining borrowing capacity was $8.5 million.

    Additionally, the 2000 Credit Facility provides the Company with the ability to enter into operating lease agreements for the acquisition or development of operating facilities. This lease financing arrangement provides for funding to the lessor under the operating leases of up to $100.0 million, of which approximately $48.9 million had been utilized as of April 30, 2001. The remaining capacity under this lease financing arrangement is expected to be utilized to complete the construction of the Moshannon Valley Correctional Center. The leases under this arrangement have a term of five years, include purchase and renewal options, and provide for residual value guarantees for each lease which average 81.4% of the total cost and would be due by the Company upon termination of the leases. Upon termination of a lease, the Company could either exercise a purchase option or the facilities could be sold to a third party. The Company believes the fair value of the leased facilities will equal or exceed the residual guaranteed amounts. Lease payments under the lease financing arrangement are variable and are adjusted for changes in interest rates.

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

    The Company has outstanding $40.0 million under its Note and Equity Purchase Agreement (the "Subordinated Notes") entered into in July 2000. The Subordinated Notes have a seven-year term, are interest-only payable quarterly at a fixed rate of 12.875%, and contain certain financial covenants.

    DEFERRED COSTS AND OTHER. At March 31, 2001, the Company had deferred professional fees and other costs totaling $2.2 million related to its efforts to sell and leaseback certain facilities owned by the Company. Upon consummation of this transaction, the transaction costs will be included in the determination of the gain from the sale which will be deferred over the initial lease term. If management of the Company determines that it is doubtful that this transaction will be consummated, these transaction costs will be expensed in the period such determination is made.

    At March 31, 2001, the Company had deferred acquisition costs totaling $652,000 related to the anticipated purchase of real property located near Fort Greely, Alaska. Management anticipates that this property will be used in conjunction with the operations of an adult secure institution for the State of Alaska. If management determines that a contract to operate this facility near Fort Greely, Alaska will not be awarded, the Company will likely not purchase the real property and the deferred acquisition costs will be expensed.

    At March 31, 2001, accounts receivable include costs totaling $1.3 million for direct costs incurred by the Company since June 1999 for payroll and other operating costs related to the Moshannon Valley Correctional Center since the issuance of the Stop-Work Order. These costs were incurred at the direction of the FBOP with the understanding that such costs would be reimbursed. Although no formal written agreement exists, management believes that these costs will be reimbursed by the FBOP. In the event any portion of these costs are not reimbursed, such costs will be expensed.

    CAPITAL EXPENDITURES. Capital expenditures for the three months ended March 31, 2001 were $3.3 million and related principally to (a) an expansion at the Big Spring Complex, (b) the renovation of a building in Pennsylvania related to an expansion of ACAF, (c) purchases of furniture and equipment for the New Morgan Academy, and (d) normal building and leasehold improvements and replacements of equipment.

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

INFLATION

    Other than personnel and inmate medical costs at certain facilities during 2000 and into 2001, management believes that inflation has not had a material effect on its results of operations during the past three years. Most of the Company's facility management contracts provide for payments to the Company of either fixed per diem fees or per diem fees that increase by only small amounts during the terms of the contracts. Inflation could substantially increase the Company's personnel costs (the largest component of operating expenses) or other operating expenses at rates faster than any increases in contract revenues.

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

INTEREST RATE EXPOSURE

     The Company's exposure to changes in interest rates primarily results from its long-term debt with both fixed and floating interest rates. The Company's long-term debt with fixed interest rates consists of the Senior Notes and the Subordinated Notes. The Company's only long-term debt with variable interest is its revolving line of credit. At March 31, 2001, approximately 42.2% ($65.0 million outstanding under the Company's revolving line of credit) of the Company's long-term debt was subject to variable interest rates. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $147,000 for the three months ended March 31, 2001. At March 31, 2001, the fair value of the Company's fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

FORWARD LOOKING STATEMENT DISCLAIMER

     This quarterly report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, (a) risks associated with acquisitions and the integration thereof (including the ability to achieve administrative and operating cost savings and anticipated synergies),
(b) the timing and costs of expansions of existing facilities, (c) changes in governmental policy to eliminate or discourage the privatization of correctional, detention and pre-release services in the United States, (d) availability of debt and equity financing on terms that are favorable to the Company, (e) fluctuations in operating results because of occupancy, competition (including competition from two competitors that are substantially larger than the Company), increases in cost of operations, fluctuations in interest rates and risks of operations and (f) significant charges to expense for deferred costs associated with financing and other projects in development if management determines that one or more of such projects is unlikely to be successfully consummated.

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             a.  Exhibits

                  3.1    Amended and Restated Bylaws of the Company

                 11.1    Statement Re: Computation of Per Share Earnings

                 18.1    Letter Re: Change in Accounting Principle

             b.  Reports on Form 8-K

                 None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CORNELL COMPANIES, INC.


Date:    May 15, 2001               By:   /s/ STEVEN W. LOGAN
                                          --------------------------------------
                                          STEVEN W. LOGAN
                                          Chief Executive Officer and President
                                          (Principal Executive Officer)


Date:    May 15, 2001               By:   /s/ JOHN L. HENDRIX
                                          --------------------------------------
                                          JOHN L. HENDRIX
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)