Form 10-Q
period 2001-06-30
CORNELL COMPANIES INC
filed 2001-08-14
CIK 1016152

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001



                                       OR



( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             FOR THE TRANSITION PERIOD __________ TO _______________



                         COMMISSION FILE NUMBER 1-14472



                             CORNELL COMPANIES, INC.
                ------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                76-0433642
     ----------------------------------------           -------------------
          (STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
         OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)



1700 WEST LOOP SOUTH, SUITE 1500, HOUSTON, TEXAS               77027
------------------------------------------------       -----------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)



REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:       (713) 623-0790


Indicate by a check mark whether Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes  X   No
                                               ---     ---

         At July 31, 2001 Registrant had outstanding 9,198,867 shares of its Common Stock.

================================================================================

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                   CORNELL COMPANIES, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
                              (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                       JUNE 30,     DECEMBER 31,
                                                                                        2001           2000
                                                                                     -----------   ------------
                                              ASSETS

CURRENT ASSETS:
     Cash and cash equivalents....................................................   $      176      $     620
     Accounts receivable, net.....................................................       61,569         55,262
     Deferred tax asset...........................................................          667            667
     Prepaids and other...........................................................        3,462          4,363
     Restricted assets............................................................        1,986          2,011
                                                                                     ----------      ---------
         Total current assets.....................................................       67,860         62,923
PROPERTY AND EQUIPMENT, net.......................................................      204,134        201,683
OTHER ASSETS:
     Intangible assets, net.......................................................       16,159         16,861
     Deferred costs and other.....................................................       10,440          9,972
                                                                                     ----------      ---------
         Total assets.............................................................   $  298,593      $ 291,439
                                                                                     ==========      =========


                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities.....................................   $   26,523      $  33,179
     Current portion of long-term debt............................................           43             41
                                                                                     ----------      ---------
         Total current liabilities................................................       26,566         33,220
LONG-TERM DEBT, net of current portion............................................      159,488        146,926
DEFERRED TAX LIABILITIES..........................................................          643            643
OTHER LONG-TERM LIABILITIES.......................................................        5,125          6,330

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 10,000,000 shares authorized,
       none outstanding...........................................................           --             --
     Common stock, $.001 par value, 30,000,000 shares authorized, 10,230,267
       and 10,161,113 shares issued and outstanding, respectively.................           10             10
     Additional paid-in capital...................................................       91,965         91,625
     Stock option loans...........................................................         (629)          (609)
     Retained earnings............................................................       22,183         19,227
     Treasury stock (1,031,400 and 955,500 shares of common stock,
       respectively, at cost).....................................................       (6,758)        (5,933)
                                                                                     ----------      ---------
         Total stockholders' equity...............................................      106,771        104,320
                                                                                     ----------      ---------
         Total liabilities and stockholders' equity...............................   $  298,593      $ 291,439
                                                                                     ==========      =========


            The accompanying notes are an integral part of these consolidated financial statements.

                                         -2-

                                CORNELL COMPANIES, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                       JUNE 30,                   JUNE 30,
                                                                ----------------------    -----------------------
                                                                   2001         2000         2001          2000
                                                                ---------    ---------    ---------     ---------
REVENUES......................................................  $  65,745    $  55,408    $ 126,373     $ 108,875
OPERATING EXPENSES............................................     52,123       43,139       99,569        84,776
PRE-OPENING AND START-UP EXPENSES.............................        280          194        3,858           543
DEPRECIATION AND AMORTIZATION.................................      2,193        1,681        4,233         3,459
GENERAL AND ADMINISTRATIVE EXPENSES...........................      3,598        2,928        7,079         5,730
                                                                ---------    ---------    ---------     ---------

INCOME FROM OPERATIONS........................................      7,551        7,466       11,634        14,367
INTEREST EXPENSE..............................................      3,962        3,771        7,969         7,364
INTEREST INCOME...............................................        (19)         (27)         (38)          (54)
                                                                ---------    ---------    ---------     ---------

INCOME BEFORE PROVISION FOR INCOME TAXES
   AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE.......................................      3,608        3,722        3,703         7,057
PROVISION FOR INCOME TAXES....................................      1,479        1,529        1,517         2,893
                                                                ---------    ---------    ---------     ---------
INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE.............................      2,129        2,193        2,186         4,164

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF RELATED INCOME TAX
   PROVISION OF $535 IN 2001..................................         --           --          770            --
                                                                ---------    ---------    ---------     ---------

NET INCOME....................................................  $   2,129    $   2,193    $   2,956     $   4,164
                                                                =========    =========    =========     =========

EARNINGS PER SHARE:
     BASIC
       Income before cumulative effect of change
          in accounting principle.............................  $     .23    $     .23    $     .24     $     .44
       Cumulative effect of change in accounting principle....         --           --          .08            --
                                                                ---------    ---------    ---------     ---------
       Net income.............................................  $     .23    $     .23    $     .32     $     .44
                                                                =========    =========    =========     =========

     DILUTED
       Income before cumulative effect of change
          in accounting principle.............................  $     .22    $     .23    $     .23     $     .43
       Cumulative effect of change in accounting principle....         --           --          .08            --
                                                                ---------    ---------    ---------     ---------
       Net income.............................................  $     .22    $     .23    $     .31     $     .43
                                                                =========    =========    =========     =========

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
     BASIC....................................................      9,237        9,464        9,232         9,458
     DILUTED..................................................      9,675        9,585        9,552         9,593


            The accompanying notes are an integral part of these consolidated financial statements.

                                         -3-

                                        CORNELL COMPANIES, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
                                            (IN THOUSANDS)

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                           ----------------------
                                                                                             2001          2000
                                                                                           --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...........................................................................   $  2,956     $   4,164
   Adjustments to reconcile net income to net cash used in operating activities
     Cumulative effect of change in accounting principle................................       (770)           --
     Depreciation.......................................................................      2,444         1,977
     Amortization.......................................................................      1,789         1,482
     Non-cash interest expense..........................................................        649           568
     Provision for bad debts............................................................        979           346
     Loss on sale of property and equipment.............................................         47            27
     Change in assets and liabilities:
         Accounts receivable............................................................     (7,286)       (2,664)
         Restricted assets..............................................................         25            76
         Other assets...................................................................      1,046        (1,357)
         Accounts payable and accrued liabilities.......................................     (6,530)       (4,371)
         Deferred revenues and other liabilities........................................     (1,205)         (802)
                                                                                           --------     ---------
     Net cash used in operating activities..............................................     (5,856)         (554)
                                                                                           --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.................................................................     (5,969)       (4,592)
   Proceeds from sales of property and equipment........................................         --           719
                                                                                           --------     ---------
     Net cash used in investing activities..............................................     (5,969)       (3,873)
                                                                                           --------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt.........................................................     57,500        56,400
   Payments on long-term debt...........................................................    (45,000)      (52,900)
   Payments on capital lease obligations................................................        (24)           --
   Payments for debt issuance and other financing costs.................................       (484)         (546)
   Proceeds from issuance of common stock...............................................        214            97
   Proceeds from exercises of stock options.............................................         --            25
   Purchases of treasury stock..........................................................       (825)           --
                                                                                           --------     ---------
     Net cash provided by financing activities..........................................     11,381         3,076
                                                                                           --------     ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS...............................................       (444)       (1,351)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........................................        620         1,763
                                                                                           --------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................................   $    176     $     412
                                                                                           ========     =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid, net of amounts capitalized............................................   $  7,398     $   7,547
                                                                                           ========     =========
   Income taxes paid....................................................................   $    198     $   7,787
                                                                                           ========     =========

            The accompanying notes are an integral part of these consolidated financial statements.

                                         -4-

                             CORNELL COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

2.   SUBSEQUENT EVENT

     On August 14, 2001, the Company entered into a sale and leaseback transaction involving 11 of its real estate facilities (the "2001 Sale and Leaseback Transaction"). The Company sold the facilities to Municipal Corrections Finance, L.P. ("MCF"), and is leasing them back for an initial period of 20 years, with renewal options for up to approximately 25 additional years. MCF is a special-purpose entity.

     The Company received $173.0 million of proceeds from the sale of the facilities. The proceeds were used to repay $120.0 million of the Company's long-term debt and the remainder invested in short-term securities. The gain on sale of the facilities of approximately $7.5 million will be deferred and amortized over the initial lease term as a reduction to rental expense.

     The Company's lease payment obligations are fixed for the initial 20-year lease period. The cash rental payments due under the initial lease term are largely due in the first 15 years of the lease term, therefore the Company will be capitalizing a portion of the rental payments as prepaid rent during the first 15 years of the lease term and amortizing the aggregate lease payments over the 20-year lease term on a straight-line basis.

     The straight-line rental expense for the 2001 Sale and Leaseback Transaction will be approximately $17.6 million annually. The future minimum lease cash payments are as follows (in thousands):



              Four months ending December 31, 2001.....................  $   10,224
              Year Ending December 31:
              2002 ....................................................      24,862
              2003.....................................................      25,116
              2004.....................................................      25,138
              2005.....................................................      25,101
              Thereafter...............................................     249,725
                                                                         ----------
                  Total................................................  $  360,166
                                                                         ==========


     The following unaudited pro forma balance sheet data as of June 30, 2001 and the unaudited pro forma statement of operations data for the year ended December 31, 2000 and for the six months ended June 30, 2001 reflect the financial position and results of operations, respectively, of the Company as though the 2001 Sale and Leaseback Transaction had occurred, in the case of the balance sheet, on June 30, 2001, and, in the case of the statement of operations, on January 1, 2000. This pro forma financial data does not purport to be indicative of the Company's future results. The pro forma financial data is based on certain assumptions and estimates which are subject to change.


                                                                                                    PRO FORMA AS
                                                                                                  ADJUSTED FOR THE
                                                                                                    2001 SALE AND
                                                                                                      LEASEBACK
                                                                                     HISTORICAL      TRANSACTION
                                                                                     ----------   ----------------
Balance Sheet Data:
       Current assets.............................................................   $   67,860      $ 120,360
       Property and equipment, net................................................      204,134         38,390
       Total assets...............................................................      298,593        186,742
       Current liabilities........................................................       26,566         28,948
       Long-term debt, net of current portion.....................................      159,488         38,988
       Stockholders' equity.......................................................      106,771        105,838
       Total liabilities and stockholders' equity.................................      298,593        186,742

Statement of Operations Data:
     Six Months Ended June 30, 2001
       Revenues...................................................................   $  126,373      $ 126,373
       Income from operations.....................................................       11,634          4,786
       Net income.................................................................        2,956          1,793
       Net earnings per share (1)
       - Basic....................................................................          .32            .19
       - Diluted..................................................................          .31            .19

     Year Ended December 31, 2000
       Revenues...................................................................      226,050        226,050
       Income from operations.....................................................       29,061         14,718
       Net income.................................................................        7,969          5,000
       Net earnings per share (1)
       - Basic....................................................................          .85            .53
       - Diluted..................................................................          .84            .53

     The pro form balance sheet data includes pro forma adjustments to record the sale of the 11 facilities and to record the use of sales proceeds to retire indebtedness. The pro forma statement of operations data includes pro forma adjustments to reflect the corresponding decrease in depreciation and interest expense, the increase in rent expense, and the related income taxes. The pro forma statement of operations data excludes a non-recurring charge of approximately $930,000, net of taxes, which will be recognized upon the closing of the 2001 Sale and Leaseback Transaction related to the write-off of certain deferred financing costs due to the extinguishment of debt.

     The above pro forma net income and earnings per share amounts do not reflect any interest income on the excess cash proceeds, nor do they reflect any benefit from investing the excess cash proceeds in any future projects. Assuming that the excess cash proceeds of approximately $50.0 million resulting from the 2001 Sale and Leaseback Transaction had only been invested in short-term securities such as commercial paper (using an average interest rate of 4.77% for 2001 and 6.27% for 2000), pro forma net earnings per share for the six months ended June 30, 2001 and for the year ended December 31, 2000 would be increased by approximately $.07 and $.19, respectively, resulting in diluted earnings per share of approximately $.26 and $.72, respectively.

3.   CREDIT FACILITIES

     On August 14, 2001, the Company repaid $70 million outstanding under the revolving line of credit with a portion of the proceeds from the 2001 Sale and Leaseback Transaction. Effective August 9, 2001, the Company amended its 2000 Credit Facility which, as amended, provides for borrowings of up to $45.0 million under a revolving line of credit (previously $75.0 million). The revolving line of credit commitment is reduced by $1.6 million quarterly beginning in July 2002. The amended 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 2.0%, or a rate which is 3.0% above the applicable LIBOR rate. The amended 2000 Credit Facility is secured by substantially all of the Company's assets, including the stock of all of the Company's subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain leverage, net worth and debt service coverage covenants.

     Additionally, the amended 2000 Credit Facility provides the Company with the ability to enter into operating lease agreements for the acquisition or development of operating facilities. This lease financing arrangement provides for funding to the lessor under the operating leases of up to $100.0 million, of which approximately $49.4 million had been utilized as of July 31, 2001. The remaining capacity under this lease financing arrangement is expected to be utilized to complete construction of the Moshannon Valley Correctional Center. The leases under this arrangement have a term of five years, include purchase and renewal options, and provide for residual value guarantees for each lease which average 81.4% of the total cost and would be due by the Company upon termination of the leases. Upon termination of a lease, the Company could either exercise a purchase option or the facilities could be sold to a third party. The

Company believes the fair value of the leased facilities will equal or exceed the residual guaranteed amounts. Lease payments under the lease financing arrangement are variable and are adjusted for changes in interest rates.

     On August 14, 2001 the Company repaid the $50.0 million of outstanding 7.74% Senior Secured Notes with a portion of the proceeds from the 2001 Sale and Leaseback Transaction.

     The Company has outstanding $40.0 million under its Note and Equity Purchase Agreement (the "Subordinated Notes") entered into in July 2000. The Subordinated Notes have a seven-year term, are interest-only payable quarterly at a fixed rate of 12.875%, and contain certain financial covenants.

4.   CHANGE IN ACCOUNTING OF SUPPLIES INVENTORY

     On January 1, 2001, management changed its method of accounting for supplies whereby the Company capitalizes durable operating supply purchases such as uniforms, linens and books and amortizes these costs to operating expense over the estimated period of benefit of 18 months. Effective January 1, 2001, the Company capitalized a portion of previously expensed supplies and recognized a benefit in the consolidated statements of operations of $770,000 (net of income taxes of $535,000) which has been reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2000, the pro forma impact of this change in accounting would have been immaterial.

5.   DEFERRED COSTS AND OTHER

     At June 30, 2001, the Company had deferred professional fees and other costs totaling $2.3 million related to its efforts to the 2001 Sale and Leaseback Transaction. These and subsequent transaction costs were reimbursed to the Company at the closing of the transaction on August 14, 2001.

     At June 30, 2001, the Company had deferred acquisition costs totaling $628,000 related to the anticipated purchase of real property located near Fort Greely, Alaska. Management anticipates that this property will be used in conjunction with the operations of an adult secure institution for the State of Alaska. If management determines that a contract to operate this facility near Fort Greely, Alaska will not be awarded, the Company will likely not purchase the real property and the deferred acquisition costs will be expensed.

     At June 30, 2001, accounts receivable include costs totaling $1.4 million for direct costs incurred by the Company since June 1999 for payroll and other operating costs related to the Moshannon Valley Correctional Center since the issuance of the Stop-Work Order. These costs were incurred at the direction of the Federal Bureau of Prisons ("FBOP") with the understanding that such costs would be reimbursed. Although no formal written agreement exists, management believes that these costs will be reimbursed in the near term. On August 9, 2001, the Stop-Work was lifted by the FBOB.

6.   NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 141 requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits use of the pooling of interests method for those transactions. SFAS No. 141 also specifies criteria intangible assets must meet to be recognized and reported apart from goodwill. SFAS No. 142 changes the accounting method for goodwill from an amortization to an impairment-only approach. SFAS No. 142 is effective for acquisitions consummated after June 30, 2001, and will be effective for all previously recorded goodwill beginning as of January 1, 2002. As a result, the Company will continue to amortize its existing goodwill and other intangible assets under the previous accounting pronouncements until December 31, 2001. SFAS No. 143 requires measuring and recognizing legal obligations to retire long-lived assets that are identifiable upon acquisition, construction and during the operating life of the assets. SFAS No. 143 is effective for periods beginning after June 15, 2002. The Company is currently evaluating the potential impact of the adoption of these statements on its financial position, results of operations and cash flows.

7.   EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS reflects the potential dilution from the exercise or conversion of securities, such as stock options and warrants, into common stock using the treasury stock method.

8.   RECLASSIFICATIONS

     Current reclassifications have been made to the prior year financial statements contained herein to conform to current year presentation.


9.   SEGMENT DISCLOSURE

     The Company's three operating divisions are its reportable segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Notes to Consolidated Financial Statements included in the Company's 2000 Annual Report on Form 10-K. Intangible assets are not included in each segment's reportable assets, and the related amortization of intangible assets is not included in the determination of a segment's operating income or loss. The Company evaluates performance based on income or loss from operations before general and administrative expenses, retention and incentive bonuses, amortization of intangibles, interest and income taxes. Corporate and other assets are comprised primarily of cash, accounts receivable, deposits, deferred costs, property and equipment and deferred taxes.

     The only significant non-cash item reported in the respective segment's income or loss from operations is depreciation and amortization (excluding amortization of intangibles):



                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                              ------------------------    -----------------------
                                                                 2001          2000         2001           2000
                                                              ----------    ----------    ---------     ---------
Revenues
   Adult secure institutional...............................  $   25,346    $   21,707    $  49,179     $  42,788
   Juvenile.................................................      27,864        21,461       52,537        41,959
   Pre-release..............................................      12,535        12,240       24,657        24,128
                                                              ----------    ----------    ---------     ---------
Total revenues..............................................  $   65,745    $   55,408    $ 126,373     $ 108,875
                                                              ==========    ==========    =========     =========

Pre-opening and start-up expenses
   Adult secure institutional...............................  $       --    $      148    $      --     $     497
   Juvenile.................................................         280            46        3,858            46
   Pre-release..............................................          --            --           --            --
                                                              ----------    ----------    ---------     ---------
Total pre-opening and start-up expenses.....................  $      280    $      194    $   3,858     $     543
                                                              ==========    ==========    =========     =========

Income from operations
   Adult secure institutional...............................  $    5,323    $    4,630    $  10,253     $   9,464
   Juvenile.................................................       3,597         3,188        5,490         5,589
   Pre-release..............................................       2,983         3,066        5,515         5,976
   General and administrative expense.......................      (3,598)       (2,928)      (7,079)       (5,730)
   Incentive bonuses........................................         (66)          (41)      (1,254)          (41)
   Amortization of intangibles..............................        (381)         (394)        (762)         (775)
   Corporate and other......................................        (307)          (55)        (529)         (116)
                                                              ----------    ----------    ---------     ---------
Total income from operations................................  $    7,551    $    7,466    $  11,634     $  14,367
                                                              ==========    ==========    =========     =========




                                                                JUNE 30,     DECEMBER 31,
                                                                  2001          2000
                                                              ----------     ----------
Assets
   Adult secure institutional...............................  $  142,920     $ 143,743
   Juvenile.................................................      69,346        59,630
   Pre-release..............................................      54,919        51,802
   Intangible assets, net...................................      16,159        16,861
   Corporate and other......................................      15,249        19,403
                                                              ----------     ---------
Total assets................................................  $  298,593     $ 291,439
                                                              ==========     =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS GENERAL

     The Company is a leading private provider of corrections, treatment and education services to government agencies. As of June 30, 2001, the Company had contracts to operate 70 facilities with a total service capacity of 15,850. The Company's facilities are located in 13 states and the District of Columbia.

     The Company provides integrated facility development, design, construction and operational services to governmental agencies within three operating divisions: (a) adult secure institutional, correctional and detention services;
(b) juvenile treatment, educational and detention services and (c) pre-release correctional and treatment services. The following table sets forth, for the periods indicated, total service capacity, the service capacity and contracted beds in operation at the end of the periods shown and average occupancy percentages.

                                                                                    JUNE 30,        JUNE 30,
                                                                                      2001            2000
                                                                                  ------------    ------------
           Total service capacity(1):
                Residential.....................................................     11,838          12,137
                Non-residential community-based.................................      4,012           2,708
                  Total.........................................................     15,850          14,845
           Service capacity in operation (end of period)........................     13,695          13,046
           Contracted beds in operation (end of period).........................     10,071           9,835
           Average occupancy based on contracted beds in operation (2)(3).......       95.6%           93.8%
           Average occupancy excluding start-up operations(2)...................       96.4%           96.1%


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

     Factors which the Company considers in determining the per diem rate to charge include: (a) the programs specified by the contract and the related staffing levels, (b) wage levels customary in the respective geographic areas,
(c) whether the proposed facility is to be leased or purchased and (d) the anticipated average occupancy levels which the Company believes could reasonably be maintained.

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

     As a result of the 2001 Sale and Leaseback Transaction on August 14, 2001, the Company's operating expenses will increase due to the associated rental expense to be incurred of approximately $17.6 million annually. This additional rental expense will be largely offset by a reduction to interest expense due to the repayment of long term debt, and a reduction to depreciation and amortization expense due to the sale of the 11 facilities.

     The Company is responsible for all facility operating expenses, except for certain debt service and lease payments with respect to facilities for which the Company has only a management contract (11 facilities in operation at June
30, 2001).

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



                                                                   THREE MONTHS              SIX MONTHS
                                                                  ENDED JUNE 30,            ENDED JUNE 30,
                                                            ------------------------  -------------------------
                                                                2001        2000          2001          2000
                                                            -----------  -----------  -----------    ----------
           Revenues.......................................        100.0%       100.0%       100.0%        100.0%
           Operating expenses.............................         79.3         77.9         78.8          77.9
           Pre-opening and start-up expenses..............          0.4          0.4          3.1           0.5
           Depreciation and amortization..................          3.3          3.0          3.3           3.2
           General and administrative expenses............          5.5          5.2          5.6           5.2
                                                            -----------  -----------  -----------    ----------
           Income from operations.........................         11.5         13.5          9.2          13.2
           Interest expense, net..........................          6.0          6.8          6.3           6.7
                                                            -----------  -----------  -----------    ----------
           Income before provision for income
              taxes and cumulative effect of change
              in accounting principle.....................          5.5          6.7          2.9           6.5
           Provision for income taxes.....................          2.3          2.7          1.2           2.7
                                                            -----------  -----------  -----------    ----------
           Income before cumulative effect of
              change in accounting principle..............          3.2%         4.0%         1.7%          3.8%
                                                            ===========  ===========  ===========    ==========


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     REVENUES. Revenues increased 18.7% to $65.7 million for the three months ended June 30, 2001 from $55.4 million for the three months ended June 30, 2000.

    Adult secure institutional division revenues increased 16.8% to $25.3 million for the three months ended June 30, 2001 from $21.7 million for the three months ended June 30, 2000 due principally to (a) per diem rate increases realized in 2001, (b) the final 550 bed expansion of the D. Ray James Prison which began housing inmates late in the first quarter of 2000 and reached a full occupancy level late in the second quarter of 2000 and (c) the commencement of a management contract at the Valencia County Detention Center in the fourth quarter of 2000. Average occupancy, excluding start-up operations in 2000, was 97.7% for the three months ended June 30, 2001 compared to 95.8% for the three months ended June 30, 2000.

    Juvenile division revenues increased 29.8% to $27.9 million for the three months ended June 30, 2001 from $21.5 million for the three months ended June 30, 2000 due principally to (a) the New Morgan Academy which began operations late in the fourth quarter of 2000, (b) increased occupancy at various facilities including the Griffin Juvenile Facility and (c) the commencement of a management contract at the Shaffner Youth Center in the first quarter of 2001. Revenues attributable to start-up operations were $88,000 for the three months ended June 30, 2001 and related to the expansion of the Cornell Abraxas Center for Adolescent Females ("ACAF"). There were no revenues attributable to start-up operations for the three months ended June 30, 2000. Average occupancy, excluding start-up operations in 2001, was 93.5% for the three months ended June 30, 2001 compared to 92.4% for the three months ended June 30, 2000.

    Pre-release division revenues increased 2.4% to $12.5 million for the three months ended June 30, 2001 from $12.2 million for the three months ended June 30, 2000 due to increased average occupancy at various facilities. Average occupancy was 99.5% for the three months ended June 30, 2001 compared to 95.4% for the three months ended June 30, 2000.

    OPERATING EXPENSES. Operating expenses increased 20.8% to $52.1 million for the three months ended June 30, 2001 from $43.1 million for the three months ended June 30, 2000.

    Adult secure institutional division operating expenses increased 17.4% to $19.1 million for the three months ended June 30, 2001 from $16.3 million for the three months ended June 30, 2000 due principally to (a) increased personnel costs due to contractual wage increases at the Big Spring Complex, (b) the final 550 bed expansion of the D. Ray James Prison which began housing inmates late in the first quarter of 2000 and reached a full occupancy level late in the second quarter of 2000 and (c) the commencement of a management contract at the Valencia County Detention Center in the fourth quarter of 2000. As a percentage of revenue, excluding start-up operations in 2000, adult secure institutional division operating expenses were 75.4% for the three months ended June 30, 2001 compared to 75.0% for the three months ended June 30, 2000.

    Juvenile division operating expenses increased 33.3% to $23.6 million for the three months ended June 30, 2001 from $17.7 million for the three months ended June 30, 2000 due to (a) the New Morgan Academy which began operations late in the fourth quarter of 2000, (b) increased average occupancy at various facilities including the Griffin Juvenile Facility and (c) the commencement of a management contract at the Shaffner Youth Center in the first quarter of 2001. As a percentage of revenues, excluding start-up operations, juvenile division operating expenses were 85.1% for the three months ended June 30, 2001 compared to 82.6% for the three months ended June 30, 2000. The decline in the 2001 operating margin was due principally to the results of the New Morgan Academy as the facility had not reached its optimal occupancy level.

    Pre-release division operating expenses increased 1.4% to $9.3 million for the three months ended June 30, 2001 from $9.1 million for the three months ended June 30, 2000 due to increased average occupancy at various facilities. As a percentage of revenues, operating expenses were 74.0% for the three months ended June 30, 2001 compared to 74.7% for the three months ended June 30, 2000.

    PRE-OPENING AND START-UP EXPENSES. Pre-opening and start-up expenses were $280,000 for the three months ended June 30, 2001 and were attributable to the expansion of ACAF. Pre-opening and start-up expenses were $194,000 for the three months ended June 30, 2000 and were attributable to the start-up activities of the Moshannon Valley Detention Center and the New Morgan Academy.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 30.5% to $2.2 million for the three months ended June 30, 2001 from $1.7 million for the three months ended June 30, 2000 due to (a) the completion of a 150 bed expansion at the Big Spring Complex in the first quarter of 2001,
(b) the purchase and renovation of a building for the expansion of ACAF, (c) depreciation of furniture and equipment purchased for the New Morgan Academy and (d) various facility improvements and furniture and equipment purchases.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 22.9% to $3.6 million for the three months ended June 30, 2001 from $2.9 million for the three months ended June 30, 2000. The increase in general and administrative expenses resulted primarily from retention and incentive bonus costs, additional personnel providing public affairs and business development services, certain consulting and legal costs and other administrative infrastructure costs.

    INTEREST. Interest expense, net of interest income, increased to $3.9 million for the three months ended June 30, 2001 from $3.7 million for the three months ended June 30, 2000 due principally to increased borrowings under the Company's revolving line of credit used to finance capital expenditures and for additional working capital for new and expanded operations such as the New Morgan Academy. Capitalized interest for the three months ended June 30, 2001 was approximately $25,000 and related to facility expansions. There was no capitalized interest for the three months ended June 30, 2000.

    INCOME TAXES. For the three months ended June 30, 2001 and 2000, the Company recognized a provision for income taxes at an estimated effective rate of 41%.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     REVENUES. Revenues increased 16.1% to $126.4 million for the six months ended June 30, 2001 from $108.9 million for the six months ended June 30, 2000.

    Adult secure institutional division revenues increased 14.3% to $49.2 million for the six months ended June 30, 2001 from $42.8 million for the six months ended June 30, 2000 due principally to (a) the final 550 bed expansion of the D. Ray James Prison which began housing inmates late in the first quarter of 2000 and reached a full occupancy level late in the second quarter of 2000, (b) per diem rate increases realized in 2001 and (c) the commencement of a management contract at the Valencia County Detention Center in the fourth quarter of 2000. Revenues attributable to start-up operations for the six months ended June 30, 2000 were $44,000 and related to the expansion of the D. Ray James Prison. There were no revenues attributable to start-up operations for the six months ended June 30, 2001. Average occupancy, excluding start-up operations in 2000, was 97.2% for the six months ended June 30, 2001 compared to 97.5% for the six months ended June 30, 2000.

    Juvenile division revenues increased 25.2% to $52.5 million for the six months ended June 30, 2001 from $42.0 million for the six months ended June 30, 2000 due to (a) the New Morgan Academy which began operations late in the fourth quarter of 2000, (b) increased occupancy at various facilities including the Griffin Juvenile facility and (c) the commencement of a management contract at the Shaffner Youth Center in the first quarter of 2001. Revenues attributable to start-up operations were $2.8 million for the six months ended June 30, 2001 and related to operations of the New Morgan Academy and the expansion of ACAF. There were no revenues attributable to start-up operations for the six months ended June 30, 2000. Average occupancy, excluding start-up operations in 2001, was 92.0% for the six months ended June 30, 2001 compared to 93.3% for the six months ended June 30, 2000.

    Pre-release division revenues increased 2.2% to $24.7 million for the six months ended June 30, 2001 from $24.1 million for the six months ended June 30, 2000 due to increased average occupancy at various facilities. Average occupancy was 97.1% for the six months ended June 30, 2001 compared to 94.3% for the six months ended June 30, 2000.

    OPERATING EXPENSES. Operating expenses increased 17.4% to $99.6 million for the six months ended June 30, 2001 from $84.8 million for the six months ended June 30, 2000.

    Adult secure institutional division operating expenses increased 19.5% to $37.6 million for the six months ended June 30, 2001 from $31.4 million for the six months ended June 30, 2000 due principally to (a) the final 550 bed expansion of the D. Ray James Prison which began housing inmates late in the first quarter of 2000 and reached a full occupancy level late in the second quarter of 2000, (b) increased personnel costs due to contractual wage increases at the Big Spring Complex and (c) the commencement of a management contract at the Valencia County Detention Center in the fourth quarter of 2000. As a percentage of revenues, excluding start-up operations in 2000, adult secure institutional division operating expenses were 76.4% for the six months ended June 30, 2001 compared to 73.6% for the six months ended June 30, 2000. The 2001 operating margin was impacted unfavorably due to increased personnel and employee retention costs, inmate medical and utility costs.

    Juvenile division operating expenses increased 20.0% to $42.3 million for the six months ended June 30, 2001 from $35.3 million for the primarily six months ended June 30, 2000. The increase in operating expenses was primarily due to (a) the New Morgan Academy which began operations late in the fourth quarter of 2000, (b) increased average occupancy at various facilities including the Griffin Juvenile Facility and (c) commencement of a management contract at the Shaffner Youth Center. As a percentage of revenues, excluding start-up operations, juvenile division operating expenses were 85.1% for the six months ended June 30, 2001 compared to 84.1% for the six months ended June 30, 2000. The 2001 operating margin was impacted unfavorably due to increased personnel and employee retention costs and utility costs and due to the results of the New Morgan Academy as the facility had not reached its optimal occupancy level.

    Pre-release division operating expenses increased 8.3% to $19.5 million for the six months ended June 30, 2001 from $18.0 million for the six months ended June 30, 2000 due to increased average occupancy at various facilities. As a percentage of revenue, pre-release division operating expenses were 79.2% for the six months ended June 30, 2001 compared to 74.7% for the six months ended June 30, 2000. The 2001 operating margin was impacted unfavorably due to increased personnel and employee retention costs and utility costs. Additionally, the 2001 operating margin was impacted unfavorably due to the expiration of the San Diego Center contract early in 2001.

    PRE-OPENING AND START-UP EXPENSES. Start-up expenses were $3.9 million for the six months ended June 30, 2001 and were attributable to the start-up activities of the New Morgan Academy and other facility expansions. Pre-opening and start-up expenses were $543,000 for the six months ended June 30, 2000 and were attributable to the start-up activities of the final 550 bed expansion at the D. Ray James Prison, the Moshannon Valley Detention Center and the New Morgan Academy.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 22.4% to $4.2 million for the six months ended June 30, 2001 from $3.5 million for the six months ended June 30, 2000 due to (a) the completion of a 150 bed expansion at the Big Spring Complex completed in the first quarter of 2001, (b) the purchase and renovation of a building for the expansion of ACAF, (c) depreciation of furniture and equipment purchased for the New Morgan Academy and (d) various facility improvements and furniture and equipment purchases.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 23.5% to $7.1 million for the six months ended June 30, 2001 from $5.7 million for the six months ended June 30, 2000. The increase in general and administrative expenses resulted primarily from retention and incentive bonus costs, additional personnel providing public affairs and business development services, certain consulting and legal costs and other administrative infrastructure costs.

    INTEREST. Interest expense, net of interest income, increased to $7.9 million for the six months ended June 30, 2001 from $7.3 million for the six months ended June 30, 2000 due primarily to increased borrowings under the Company's revolving line of credit used to finance capital expenditures and for additional working capital for new and expanded operations such as the New Morgan Academy and ACAF. For the six months ended June 30, 2001, the Company capitalized interest of approximately $66,000 related to facility expansions. There was no interest capitalized for the six months ended June 30, 2000.

    INCOME TAXES. For the six months ended June 30, 2001 and 2000, the Company recognized a provision for income taxes at an estimated effective rate of 41%.

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

    2001 SALE AND LEASEBACK TRANSACTION. On August 14, 2001, the Company entered into a sale and leaseback transaction involving 11 of its real estate facilities (the "2001 Sale and Leaseback Transaction"). The Company sold the facilities to Municipal Corrections Finance L.P. ("MCF"), and is leasing them back for an initial period of 20 years, with approximately 25 years of additional renewal period options. MCF is a special-purpose entity.

    The Company received $173.0 million of proceeds from the sale of the facilities. The proceeds were used to repay $120.0 million of the Company's long-term debt and the remainder invested in short-term securities. The gain on sale of the facilities of approximately $7.5 million will be deferred and amortized over the initial lease term as a reduction to rental expense.

    The Company's lease payment obligations are fixed for the initial
20-year lease period. The cash rental payments due under the initial lease term are largely due in the first 15 years of the lease term, therefore the Company will be capitalizing a portion of the rental payments as prepaid rent during the first 15 years of the lease term and amortizing the aggregate lease payments over the 20-year lease term on a straight-line basis.

    The straight-line rental expense for the 2001 Sale and Leaseback Transaction will be approximately $17.6 million annually. The future minimum lease cash payments are as follows (in thousands):



              Four months ending December 31, 2001.....................  $   10,224
              Year Ending December 31:
              2002 ....................................................      24,862
              2003.....................................................      25,116
              2004.....................................................      25,138
              2005.....................................................      25,101
              Thereafter...............................................     249,725
                                                                         ----------
                  Total................................................  $  360,166
                                                                         ==========


     See Note 2 to the unaudited consolidated financial statements for pro forma financial data.

     LONG-TERM CREDIT FACILITIES. Effective August 9, 2001, the Company amended its 2000 Credit Facility, which, as amended, provides for borrowings of up to $45.0 million under a revolving line of credit (previously $75.0 million). The revolving line of credit commitment is reduced by $1.6 million quarterly beginning in July 2002. The amended 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 2.0%, or a rate which is 3.0% above the applicable LIBOR rate. The amended 2000 Credit Facility is secured by substantially all of the Company's assets, including the stock of all of the Company's subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain leverage, net worth and debt service coverage covenants. On August 14, 2001, the Company repaid $70.0 million outstanding under the revolving line of credit with a portion of the proceeds from the 2001 Sale and Leaseback Transaction.

     Additionally, the amended 2000 Credit Facility provides the Company with the ability to enter into operating lease agreements for the acquisition or development of operating facilities. This lease financing arrangement provides for funding to the lessor under the operating leases of up to $100.0 million, of which approximately $49.4 million had been utilized as of July 31, 2001. The remaining capacity under this lease financing arrangement is expected to be utilized to complete construction of the Moshannon Valley Correctional Center. The leases under this arrangement have a term of five years, include purchase and renewal options, and provide for residual value guarantees for each lease which average 81.4% of the total cost and would be due by the Company upon termination of the leases. Upon termination of a lease, the Company could either exercise a purchase option or the facilities could be sold to a third party. The Company believes the fair value of the leased facilities will equal or exceed the residual guaranteed amounts. Lease payments under the lease financing arrangement are variable and are adjusted for changes in interest rates.

     On August 14, 2001, the Company repaid the $50.0 million of outstanding 7.74% Senior Secured Notes with a portion of the proceeds from the 2001 Sale and Leaseback Transaction.

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

     In April 1999, the Company was awarded a contract to design, build and operate a 1,095 bed prison for FBOP in Moshannon Valley, Pennsylvania ("Moshannon Valley Correctional Center"). Construction and activation activities commenced immediately. In June 1999, the FBOP issued a Stop-Work Order pending a re-evaluation of their environmental documentation supporting the decision to award the contract. The environmental study was completed with a finding of no significant impact. The Stop-Work Order was lifted by the FBOP on August 9, 2001. Management anticipates that construction will be resumed in the near-term pending a re-negotiation of the originally awarded contract.

     Development and construction costs for the New Morgan Academy and the Moshannon Valley Correctional Center have been financed with the Company's lease financing arrangement discussed under "Long-Term Credit Facilities".

     DEFERRED COSTS AND OTHER. At June 30, 2001, the Company had deferred professional fees and other costs totaling $2.3 million related to the Sale and Leaseback Transaction. These and subsequent transaction costs were reimbursed to the Company at the closing of the transaction on August 14, 2001.

     At June 30, 2001, the Company had deferred acquisition costs totaling $628,000 related to the anticipated purchase of real property located near Fort Greely, Alaska. Management anticipates that this property will be used in conjunction with the operations of an adult secure institution for the State of Alaska. If management determines that a contract to operate this facility near Fort Greely, Alaska will not be awarded, the Company will likely not purchase the real property and the deferred acquisition costs will be expensed.

     At June 30, 2001, accounts receivable include costs totaling $1.4 million for direct costs incurred by the Company since June 1999 for payroll and other operating costs related to the Moshannon Valley Correctional Center since the issuance of the Stop-Work Order. These costs were incurred at the direction of the FBOP with the understanding that such costs would be reimbursed. Although no formal written agreement exists, management believes that these costs will be reimbursed by the FBOP in the near term. In the event any portion of these costs are not reimbursed, such costs will be expensed.

     CAPITAL EXPENDITURES. Capital expenditures for the six months ended June 30, 2001 were $6.0 million and related primarily to (a) a 150 bed expansion at the Big Spring Complex, (b) the purchase and renovation of a building and related furniture and equipment purchases for an expansion of ACAF, (c) purchases of furniture and equipment for the New Morgan Academy and (d) various facility improvements and furniture and equipment purchases.

     Management believes that the excess cash proceeds resulting from the 2001 Sale and Leaseback Transaction, cash flows generated from operations, together with the credit available under the 2000 Credit Facility and the operating lease capacity thereunder, will provide sufficient liquidity to meet the Company's committed capital and working capital requirements for currently awarded contracts. It is not anticipated that the current financing arrangements will provide sufficient financing to fund construction costs related to future adult secure institutional contract awards or significant expansions. The Company anticipates obtaining additional sources of financing to fund such activities.

INFLATION

     Other than personnel and inmate medical costs at certain facilities during 2000 and early 2001, management believes that inflation has not had a material effect on its results of operations during the past three years. Most of the Company's facility management contracts provide for payments to the Company of either fixed per diem fees or per diem fees that increase by only small amounts during the terms of the contracts. Inflation could substantially increase the Company's personnel costs (the largest component of operating expenses) or other operating expenses at rates faster than any increases in contract revenues.

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

INTEREST RATE EXPOSURE

     The Company's exposure to changes in interest rates primarily results from its long-term debt with both fixed and floating interest rates. The Company's long-term debt with fixed interest rates consists of the Senior Notes and the Subordinated Notes. The Company's only long-term debt with variable interest is its revolving line of credit. At June 30, 2001, approximately 44.2% ($70.5 million outstanding under the Company's revolving line of credit) of the Company's long-term debt was subject to variable interest rates. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $283,000 for the six months ended June 30, 2001. At June 30, 2001, the fair value of the Company's fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

FORWARD LOOKING STATEMENT DISCLAIMER

     This quarterly report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, (a) changes in market conditions that may make the sale/leaseback financing platform unavailable or less attractive, (b) the ability to finance the construction and initial operations of facilities, (c) risks associated with acquisitions and the integration thereof (including the ability to achieve administrative and operating cost savings and anticipated synergies), (d) the timing and costs of expansions of existing facilities, (e) changes in governmental policy to eliminate or discourage the privatization of correctional, detention and pre-release services in the United States, (f) availability of debt and equity financing on terms that are favorable to the Company, (g) fluctuations in operating results because of occupancy, competition (including competition from two competitors that are substantially larger than the Company), increases in cost of operations, fluctuations in interest rates and risks of operations and (h) significant charges to expense for deferred costs associated with financing and other projects in development if management determines that one or more of such projects is unlikely to be successfully consummated.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 14, 2001, the Company held its 2001 Annual Meeting of Stockholders. The matters voted on at the meeting and the results thereof are as follows:

     Stockholders elected the persons listed below as directors whose terms expire at the 2002 Annual Meeting of Stockholders. Results by nominee were:



                                                                                 AUTHORITY
                                                              VOTED FOR          WITHHELD
                                                              ---------          --------
         David M. Cornell................................     7,045,724           96,164
         Steven W. Logan.................................     7,045,724           96,164
         Harry J. Phillips, Jr.  ........................     7,045,744           96,144
         Peter A. Leidel.................................     7,045,744           96,144
         Arlene R. Lissner...............................     7,045,675           96,213
         Tucker Taylor...................................     7,045,544           96,344
         James H.S. Cooper...............................     7,045,744           96,144
         Anthony R. Chase................................     7,045,744           96,144
         Marcus A. Watts.................................     7,045,744           96,144


     Stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 2001, with 7,112,817 shares voted for, 27,121 shares voted against and 1,950 abstentions.

     Stockholders approved the Cornell Companies Director's Stock Plan. There were 6,263,506 shares voted for, 51,927 shares voted against and 826,455 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

             11.1 Computation of Per Share Earnings

         b.  Reports on Form 8-K

             None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           CORNELL COMPANIES, INC



Date:    August 14, 2001            By:    /s/ Steven W. Logan
                                           -------------------------------------
                                           STEVEN W. LOGAN
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)



Date:    August 14, 2001            By:    /s/ John L. Hendrix
                                           -------------------------------------
                                           JOHN L. HENDRIX
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)