Form 10-Q
period 2001-09-30
CORNELL COMPANIES INC
filed 2001-10-30
CIK 1016152

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD __________ TO _______________

                         COMMISSION FILE NUMBER 1-14472

                             CORNELL COMPANIES, INC.
                  --------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




                   DELAWARE                                         76-0433642
    -----------------------------------------                -------------------------
         (STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)


 1700 WEST LOOP SOUTH, SUITE 1500, HOUSTON, TEXAS                     77027
---------------------------------------------------          -------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:                (713) 623-0790


Indicate by a check mark whether Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X   No
                                    ---    ---

                 At October 15, 2001 Registrant had outstanding
                     9,430,790 shares of its Common Stock.

================================================================================

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                              CORNELL COMPANIES, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                                        2001            2000
                                                                                    -------------    ------------
                                                                                     (UNAUDITED)
                                              ASSETS
CURRENT ASSETS:
     Cash and cash equivalents....................................................     $ 50,402       $    620
     Accounts receivable, net.....................................................       65,913         55,262
     Deferred tax asset...........................................................          667            667
     Prepaids and other...........................................................        3,528          4,363
     Restricted assets............................................................        1,984          2,011
                                                                                       --------       --------
         Total current assets.....................................................      122,494         62,923
PROPERTY AND EQUIPMENT, net.......................................................       39,251        201,683
OTHER ASSETS:
     Intangible assets, net.......................................................       15,808         16,861
     Deferred costs and other.....................................................        8,140          9,972
                                                                                       --------       --------
         Total assets.............................................................     $185,693       $291,439
                                                                                       ========       ========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities.....................................     $ 25,565       $ 33,179
     Current portion of long-term debt............................................           44             41
                                                                                       --------       --------
         Total current liabilities................................................       25,609         33,220
LONG-TERM DEBT, net of current portion............................................       38,424        146,926
OTHER LONG-TERM LIABILITIES.......................................................       12,439          6,973

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 10,000,000 shares authorized,
       none outstanding...........................................................           --             --
     Common stock, $.001 par value, 30,000,000 shares authorized, 10,453,857
       and 10,161,113 shares issued, respectively.................................           10             10
     Additional paid-in capital...................................................       93,231         91,625
     Stock option loans...........................................................         (640)          (609)
     Retained earnings............................................................       23,622         19,227
     Treasury stock (1,046,400 and 955,500 shares of common stock,
       respectively, at cost).....................................................       (7,002)        (5,933)
                                                                                     ----------       --------
         Total stockholders' equity...............................................      109,221        104,320
                                                                                     ----------       --------
         Total liabilities and stockholders' equity...............................     $185,693       $291,439
                                                                                       ========       ========

       The accompanying notes are an integral part of these consolidated financial statements.

                             CORNELL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                                             ------------------------      ------------------------
                                                               2001           2000           2001           2000
                                                             ---------      ---------      ---------      ---------
REVENUES....................................................  $ 68,733     $  56,747       $195,106       $165,622
OPERATING EXPENSES..........................................    56,480        43,809        156,052        128,585
PRE-OPENING AND START-UP EXPENSES...........................        --           295          3,858            838
DEPRECIATION AND AMORTIZATION...............................     1,515         1,853          5,748          5,312
GENERAL AND ADMINISTRATIVE EXPENSES.........................     4,312         3,274         11,390          9,004
                                                              --------     ---------      ---------       --------
INCOME FROM OPERATIONS......................................     6,426         7,516         18,058         21,883
INTEREST EXPENSE............................................     3,403         4,270         11,372         11,634
INTEREST INCOME.............................................      (233)          (27)          (270)           (81)
                                                              --------     ---------      ---------       --------
INCOME BEFORE PROVISION FOR INCOME
   TAXES, EXTRAORDINARY CHARGE AND
   CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE.....................................     3,256         3,273          6,956         10,330
PROVISION FOR INCOME TAXES..................................     1,335         1,341          2,852          4,234
                                                              --------     ---------      ---------       --------
INCOME BEFORE EXTRAORDINARY CHARGE
   AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE.....................................     1,921         1,932          4,104          6,096
EXTRAORDINARY CHARGE FOR EARLY
   RETIREMENT OF DEBT, NET OF RELATED INCOME
   TAX BENEFIT OF $333 IN 2001..............................      (479)           --           (479)            --
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF RELATED INCOME TAX
   PROVISION OF $535 IN 2001................................        --            --            770             --
                                                              --------     ---------      ---------       --------
NET INCOME..................................................  $  1,442     $   1,932      $   4,395       $  6,096
                                                              ========     =========      =========       ========
EARNINGS (LOSS) PER SHARE:
     BASIC
       Income before extraordinary charge and cumulative
          effect of change in accounting principle..........  $    .21     $     .21      $     .45       $    .65
       Extraordinary charge.................................      (.05)           --           (.05)            --
       Cumulative effect of change in accounting principle..        --            --            .08             --
                                                              --------     ---------      ---------       --------
       Net income...........................................  $    .16     $     .21      $     .48      $     .65
                                                              ========     =========      =========      =========
     DILUTED
       Income before extraordinary charge and cumulative
          effect of change in accounting principle..........  $    .20     $     .20      $     .42      $     .64
       Extraordinary charge.................................      (.05)           --           (.05)            --
       Cumulative effect of change in accounting principle..        --            --            .08             --
                                                              --------     ---------      ---------      ---------
       Net income...........................................  $    .15     $     .20      $     .45      $     .64
                                                              ========     =========      =========      =========
NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
     BASIC..................................................     9,242         9,391          9,236          9,435
     DILUTED................................................     9,880         9,525          9,661          9,570

       The accompanying notes are an integral part of these consolidated financial statements.

                             CORNELL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                          ------------------------
                                                                                              2001         2000
                                                                                          ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...........................................................................  $   4,395     $   6,096
   Adjustments to reconcile net income to net cash provided by operating activities--
     Extraordinary charge, net of taxes.................................................        479            --
     Cumulative effect of change in accounting principle, net of taxes..................       (770)           --
     Depreciation.......................................................................      3,370         3,012
     Amortization.......................................................................      2,378         2,300
     Non-cash interest expense..........................................................      1,599           960
     Provision for bad debts............................................................      1,215           557
     Loss on sale of property and equipment.............................................         26            27
     Change in assets and liabilities:
         Accounts receivable............................................................    (11,866)       (4,248)
         Restricted assets..............................................................         27            79
         Other assets...................................................................      2,056        (4,721)
         Accounts payable and accrued liabilities.......................................     (7,489)       (3,773)
         Deferred revenues and other liabilities........................................     (2,025)       (1,334)
                                                                                          ---------     ---------
     Net cash used in operating activities..............................................     (6,605)       (1,045)
                                                                                          ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.................................................................     (7,703)       (6,644)
   Proceeds from sales of property and equipment........................................    172,997           719
                                                                                          ---------     ---------
     Net cash provided by (used in) investing activities................................    165,294        (5,925)
                                                                                          ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt.........................................................     73,000       126,500
   Payments on long-term debt...........................................................   (181,000)      (76,000)
   Payments on capital lease obligations................................................        (34)           --
   Payments on note payable.............................................................         --       (40,000)
   Payments for debt issuance and other financing costs.................................       (679)       (3,675)
   Proceeds from exercises of stock options.............................................        875            37
   Purchases of treasury stock..........................................................     (1,069)       (1,426)
                                                                                          ---------     ---------
     Net cash provided by (used in) financing activities................................   (108,907)        5,436
                                                                                          ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................................     49,782        (1,534)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........................................        620         1,763
                                                                                          ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................................  $  50,402     $     229
                                                                                          =========     =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid, net of amounts capitalized............................................  $  11,814     $  12,332
                                                                                          =========     =========
   Income taxes paid....................................................................  $     296     $   8,022
                                                                                          =========     =========
   Non-cash investing and financing activities:
     Debt canceled for stock warrants exercise..........................................  $     603     $      --
                                                                                          =========     =========

        The accompanying notes are an integral part of these consolidated financial statements.

                             CORNELL COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by Cornell Companies, Inc. (the "Company') pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2.   FACILITY SALE AND LEASEBACK TRANSACTION

     On August 14, 2001, the Company completed a sale and leaseback transaction involving 11 of its real estate facilities (the "2001 Sale and Leaseback Transaction"). The Company sold the facilities to Municipal Corrections Finance, L.P. ("MCF"), and is leasing them back for an initial period of 20 years, with renewal options for up to approximately 25 additional years. MCF is a special-purpose entity.

     The Company received $173.0 million of proceeds from the sale of the facilities. The proceeds were used to repay $120.0 million of the Company's long-term debt and the remainder invested in short-term securities. The gain on sale of the facilities of approximately $7.5 million was deferred and is being amortized over the initial lease term as a reduction to rental expense.

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

     The straight-line rental expense for the 2001 Sale and Leaseback Transaction will be approximately $17.6 million annually. The future minimum lease cash payments are as follows (in thousands):


    Three months ending December 31, 2001....................    $  6,134
    Year Ending December 31:
    2002 ....................................................      24,862
    2003.....................................................      25,116
    2004.....................................................      25,138
    2005.....................................................      25,101
    Thereafter (2006 to 2021)................................     249,725
                                                                 --------
        Total................................................    $356,076
                                                                 ========

     The following unaudited pro forma statements of operations data for the year ended December 31, 2000 and for the nine months ended September 30, 2001 reflect the results of operations of the Company as though the 2001 Sale and Leaseback Transaction had occurred on January 1, 2000. This pro forma financial data does not purport to be indicative of the Company's future results. The pro forma financial data is based on certain assumptions and estimates which are subject to change.


                                                                                                     PRO FORMA AS
                                                                                                   ADJUSTED FOR THE
                                                                                                     2001 SALE AND
                                                                                                       LEASEBACK
                                                                                     HISTORICAL       TRANSACTION
                                                                                     ----------    ----------------
Statements of Operations Data:
     Nine Months Ended September 30, 2001
       Revenue....................................................................    $195,106         $195,106
       Income from operations.....................................................      18,058            9,498
       Net income.................................................................       4,395            3,868
       Net earnings per share
       - Basic....................................................................         .48              .42
       - Diluted..................................................................         .45              .40

     Year Ended December 31, 2000
       Revenue....................................................................    $226,050         $226,050
       Income from operations.....................................................      29,061           14,718
       Net income.................................................................       7,969            5,000
       Net earnings per share
       - Basic....................................................................         .85              .53
       - Diluted..................................................................         .84              .53

     The pro forma statements of operations data includes pro forma adjustments to reflect a decrease in depreciation expense and an increase in facility rent expense as a result of the transaction and a decrease in interest expense as a result of the repayment of debt with the proceeds from the sale, and related income taxes.

     The above pro forma net income and earnings per share amounts do not reflect any interest income on the excess cash proceeds, nor do they reflect any benefit from investing the excess cash proceeds in any future projects.

3.   EXTRAORDINARY CHARGE

     The Company used a portion of the net proceeds from the 2001 Sale and Leaseback Transaction to retire $50.0 million of outstanding 7.74% Senior Secured Notes which had a maturity date of July 15, 2010. As a result, the Company recognized an extraordinary charge of $479,000 (net of income taxes of $333,000) due to the write-off of unamortized deferred debt issuance costs related to the Senior Secured Notes. See Note 4 for disclosure of an additional charge related to the Company's repayment of its revolving line of credit and the associated reduction in credit commitment.

4.   CREDIT FACILITIES

     On August 14, 2001, the Company repaid $70.0 million outstanding under its revolving line of credit with a portion of the proceeds from the 2001 Sale and Leaseback Transaction. Effective August 9, 2001, the Company amended its 2000 Credit Facility which, as amended, provides for borrowings of up to $45.0 million under a revolving line of credit (previously $75.0 million). The revolving line of credit commitment is reduced by $1.6 million quarterly beginning in July 2002. The amended 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 2.0%, or a rate which is 3.0% above the applicable LIBOR rate. The amended 2000 Credit Facility is secured by substantially all of the Company's assets, including the stock of all of the Company's subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain leverage, net worth and debt service coverage covenants.

     As a result of the reduction of the revolving line of credit commitment, the Company recognized a charge of $818,000 to interest expense representing a portion of its unamortized deferred debt issuance costs related to the 2000 Credit Facility.

     Additionally, the amended 2000 Credit Facility provides the Company with the ability to enter into operating lease agreements for the acquisition or development of operating facilities. This lease financing arrangement provides for funding to the lessor under the operating leases of up to $100.0 million, of which approximately $49.4 million had been utilized as of September 30, 2001. The remaining capacity under this lease financing arrangement is expected to be utilized to complete construction of the Moshannon Valley Correctional Center. The leases under this arrangement have a term of five years, include purchase and renewal options, and provide for residual value guarantees for each lease which average 81.4% of the total cost and would be due by the Company upon termination of the leases. Upon termination of a lease, the Company could either exercise a purchase option or the facilities could be sold to a third party. The Company believes the fair value of the leased facilities will equal or exceed the residual guaranteed amounts. Lease payments under the lease financing arrangement are variable and are adjusted for changes in interest rates.

     On August 14, 2001, the Company repaid the $50.0 million of outstanding 7.74% Senior Secured Notes with a portion of the proceeds from the 2001 Sale and Leaseback Transaction. See Note 3 to the Unaudited Consolidated Financial Statements.

     As of September 30, 2001, the Company had outstanding $38.4 million, net of discount, under its Note and Equity Purchase Agreement (the "Subordinated Notes") entered into in July 2000. The Subordinated Notes have a seven-year term, are interest-only payable quarterly at a fixed rate of 12.875%, and contain certain financial covenants. In August 2001, $603,000 of the Subordinated Notes were canceled and used as consideration for the exercise of warrants to purchase 90,000 shares of the Company's common stock.

5.   CHANGE IN ACCOUNTING OF SUPPLIES INVENTORY

     On January 1, 2001, management changed its method of accounting for supplies whereby the Company capitalizes durable operating supply purchases such as uniforms, linens and books and amortizes these costs to operating expense over the estimated period of benefit of 18 months. Effective January 1, 2001, the Company capitalized a portion of previously expensed supplies and recognized a benefit in the consolidated statements of operations of $770,000 (net of income taxes of $535,000) which has been reflected as a cumulative effect of a change in accounting principle in the accompanying unaudited consolidated statements of operations. For the three and nine months ended September 30, 2000, the pro forma impact of this change in accounting would have been immaterial.

6.   DEFERRED COSTS AND OTHER

     During the third quarter of 2001, the Company recognized a charge of $660,000 to expense previously deferred acquisition costs related to the anticipated purchase of real property located near Fort Greely, Alaska which was expected to be used in conjunction with the operations of an adult secure institution for the State of Alaska. Management's efforts to develop a prison in Alaska have been moved to a potential site other than Fort Greeley. This charge was reported as general and administrative expense.

     At September 30, 2001, accounts receivable include costs totaling $1.4 million for direct costs incurred by the Company since June 1999 for payroll and other operating costs related to the Moshannon Valley Correctional Center since the issuance of the Stop-Work Order. These costs were incurred at the direction of the Federal Bureau of Prisons ("FBOP") with the understanding that such costs would be reimbursed. Although no formal written agreement exists, management believes that these costs will be recovered in the near term. In the event any portion of these costs are not reimbursed, such costs will be expensed. On August 9, 2001, the Stop-Work Order was lifted by the FBOP.

7.   NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 141 requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits use of the pooling of interests method for those transactions. SFAS No. 141 also specifies criteria intangible assets must meet to be recognized and reported apart from goodwill. SFAS No. 142 changes the accounting method for goodwill from an amortization to an impairment-only approach. SFAS No. 142 is effective for acquisitions consummated after June 30, 2001, and will be effective for all previously recorded goodwill beginning as of January 1, 2002. As a result, the Company will continue to amortize its existing goodwill and other intangible assets under the previous accounting pronouncements until December 31, 2001. SFAS No. 143 requires measuring and recognizing legal obligations to retire long-lived assets that are identifiable upon acquisition, construction and during the operating life of the assets. SFAS No. 143 is effective for periods beginning after June 15, 2002. The Company is currently evaluating the potential impact of the adoption of these statements on its consolidated financial position, results of operations and cash flows.

8.   EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS reflects the potential dilution from the exercise or conversion of securities, such as stock options and warrants, into common stock using the treasury stock method.

9.   RECLASSIFICATIONS

     Current reclassifications have been made to the prior year consolidated financial statements contained herein to conform to current year presentation.

10.  SEGMENT DISCLOSURE

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

     The only significant non-cash item reported in the respective segment's income or loss from operations is depreciation and amortization (excluding amortization of intangibles):


                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                                              ----------------------       -------------------
                                                                  2001        2000           2001       2000
                                                              ---------     --------       --------   --------

Revenues
   Adult secure institutional.............................    $  25,602     $ 23,160       $ 74,781   $ 65,946
   Juvenile...............................................       31,085       21,262         83,622     63,301
   Pre-release............................................       12,046       12,325         36,703     36,375
                                                              ---------     --------       --------   --------
Total revenues............................................    $  68,733     $ 56,747       $195,106   $165,622
                                                              =========     ========       ========   ========

Pre-opening and start-up expenses
   Adult secure institutional.............................    $      --     $     37       $     --   $    534
   Juvenile...............................................           --          258          3,858        304
   Pre-release............................................           --           --             --         --
                                                              ---------     --------       --------   --------
Total pre-opening and start-up expenses...................    $      --     $    295       $  3,858   $    838
                                                              ---------     --------       --------   --------

Income from operations
   Adult secure institutional.............................    $   4,935     $  5,663       $ 15,193   $ 15,127
   Juvenile...............................................        4,543        2,652         10,022      8,322
   Pre-release............................................        2,276        3,075          7,802      8,971
   General and administrative expenses....................       (4,312)      (3,274)       (11,390)    (9,004)
   Incentive bonuses......................................         (617)         (80)        (1,871)      (121)
   Amortization of intangibles............................         (381)        (371)        (1,144)    (1,147)
   Corporate and other....................................          (18)        (149)          (554)      (265)
                                                              ---------     --------       --------   --------

Total income from operations..............................    $   6,426      $ 7,516       $ 18,058   $ 21,883
                                                              =========     ========       ========   ========




                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                2001          2000
                                                              ---------     --------
Assets
   Adult secure institutional.............................    $  20,292     $143,743
   Juvenile...............................................       46,104       59,630
   Pre-release............................................       38,299       51,802
   Intangible assets, net.................................       15,808       16,861
   Corporate and other....................................       65,190       19,403
                                                              ---------     --------
Total assets..............................................    $ 185,693     $291,439
                                                              =========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a leading provider of privatized correctional, treatment and educational services outsourced by federal, state and local government agencies. The Company provides a diversified portfolio of services for adults and juveniles through three operating divisions: (a) adult secure institutional services, (b) juvenile treatment, educational and detention services and (c) pre-release correctional and treatment services. As of September 30, 2001, the Company had contracts to operate 70 facilities with a total service capacity of 15,909. The Company's facilities are located in 13 states and the District of Columbia.

     From 1994 to 1999 the Company completed eight acquisitions. The Company's acquisitions have generally targeted companies that assist it in penetrating new markets, diversifying its revenues and establishing a nationally recognized presence. To fulfill this strategy, the Company has acquired companies that have a reputation for high quality in the corrections and treatment industry.

     The following table sets forth, for the periods indicated, total service capacity, the service capacity and contracted beds in operation at the end of the periods shown and average occupancy percentages.


                                                                                       NINE MONTHS ENDED
                                                                                 ------------------------------
                                                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                                                      2001            2000
                                                                                 -------------    -------------
           Total service capacity (1):
                Residential.....................................................     11,897           11,659
                Non-residential community-based.................................      4,012            2,705
                                                                                     ------           ------
                  Total.........................................................     15,909           14,364
           Service capacity in operation (end of period)........................     14,814           12,929
           Contracted beds in operation (end of period).........................     10,130            9,721
           Average occupancy based on contracted beds in operation (2) (3)......       95.5%            94.0%
           Average occupancy excluding start-up operations (2)..................       96.1%            95.5%

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

     The Company derives substantially all its revenues from providing corrections, treatment and educational services outsourced by federal, state and local government agencies in the United States. Revenues for the Company's services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a take-or-pay basis or on a cost-plus reimbursement basis.

     Although the Company has experienced higher operating margins in its adult secure institutional and pre-release divisions as compared to the juvenile division, the Company's operating margins generally vary from facility to facility based on whether the facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract, and the ability to increase contract revenues. The Company has and expects to experience interim period operating margin differences due to the number of calendar days in the period, higher payroll taxes in the first half of the year, and salary and wage increases that are incurred prior to certain contract revenue increases.

     The Company is responsible for all facility operating expenses, except for certain debt service and lease payments with respect to facilities for which the Company has only a management contract (12 facilities in operation at September 30, 2001).

     A majority of the Company's facility operating expenses consist of fixed costs. These fixed costs include lease and rental expense, insurance, utilities and depreciation. As a result, when the Company commences operation of new or expanded facilities, fixed operating expenses increase. The amount of the Company's variable operating expenses, including food, medical services, supplies and clothing, depend on occupancy levels at the facilities operated by the Company. The Company's largest single operating expense, facility payroll expense and related employment taxes and costs, has both a fixed and a variable component. The Company can adjust the staffing levels and the related payroll expense to a certain extent based on occupancy at a facility, but a minimum fixed number of employees is required to operate and maintain any facility regardless of occupancy levels. Personnel costs are subject to increase in tightening labor markets based on local economic and other conditions.

     As a result of the 2001 Sale and Leaseback Transaction on August 14, 2001, the Company's operating expenses will increase due to the associated facility rental expense to be recognized of approximately $17.6 million annually. This additional rental expense will be largely offset by a reduction to interest expense due to the repayment of long term debt, and a reduction to depreciation and amortization expense due to the sale of the 11 facilities.

     Following a contract award, the Company incurs pre-opening and start-up expenses including payroll, benefits, training and other operating costs prior to opening a new or expanded facility and during the period of operation while occupancy is ramping up. These costs vary by contract. Since pre-opening and start-up costs are factored into the revenue per diem rate that is charged to the contracting agency, the Company typically expects to recover these upfront costs over the life of the contract. Because occupancy rates during a facility's start-up phase typically result in capacity under-utilization for at least 90 to 180 days, the Company may incur additional post-opening start-up costs. The Company does not anticipate post-opening start-up costs at facilities operating under any future contracts with the FBOP, because these contracts are currently take-or-pay, meaning that the FBOP will pay the Company for at least 95% of the contractual monthly revenue regardless of actual occupancy.

     Newly opened facilities are staffed according to contract requirements when the Company begins receiving offenders or clients. Offenders or clients are typically assigned to a newly opened facility on a phased-in basis over a one- to three-month period, although certain programs require a longer time period to reach break-even occupancy levels. The Company incurs start-up operating losses at new facilities until break-even occupancy levels are reached. Although the Company typically recovers these upfront costs over the life of the contract, quarterly results can be substantially affected by the timing of the commencement of operations as well as development and construction of new facilities.

     General and administrative expenses consist primarily of salaries of the Company's corporate and administrative personnel who provide senior management, finance, accounting, human resources, payroll, information systems and other services and costs of business development.

     The Company continually reviews the performance of its portfolio of contracts and, if it is determined a contract will not be able to meet the required level of financial performance, the Company will seek to remove that contract from its portfolio.

RESULTS OF OPERATIONS

       The following table sets forth for the periods indicated the percentages of revenue represented by certain items in the Company's historical unaudited consolidated statements of operations:


                                                                   THREE MONTHS               NINE MONTHS
                                                                ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                                -------------------       -------------------
                                                                2001          2000         2001         2000
                                                             ----------    ----------  ----------   ----------
           Revenues.......................................      100.0%       100.0%       100.0%        100.0%
           Operating expenses.............................       82.2         77.2         80.0          77.6
           Pre-opening and start-up expenses..............         --          0.5          2.0           0.5
           Depreciation and amortization..................        2.2          3.3          2.9           3.2
           General and administrative expenses............        6.3          5.8          5.8           5.4
                                                            ---------    ---------    ---------      --------
           Income from operations.........................        9.3         13.2          9.3          13.3
           Interest expense, net..........................        4.6          7.5          5.7           7.0
                                                            ---------    ---------    ---------      --------
           Income before provision for income
              taxes, extraordinary charge and
              cumulative effect of change
              in accounting principle.....................        4.7          5.7          3.6           6.3
           Provision for income taxes.....................        1.9          2.4          1.5           2.6
                                                            ---------    ---------    ---------      --------
           Income before extraordinary charge and
              cumulative effect of change
              in accounting principle.....................        2.8%         3.3%         2.1%          3.7%
                                                            =========    =========    =========      ========


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

       REVENUES. Revenues increased 21.1% to $68.7 million for the three months ended September 30, 2001 from $56.7 million for the three months ended September 30, 2000.

    Adult secure institutional division revenues increased 10.5% to $25.6 million for the three months ended September 30, 2001 from $23.1 million for the three months ended September 30, 2000 due principally to (a) per diem rate increases realized in 2001, (b) the commencement of a management contract at the Valencia County Detention Center in the fourth quarter of 2000 and (c) an increase in occupancy at the Great Plains Correctional Facility as compared to the three months ended September 30, 2000. The increase in revenue was offset, in part, by a reduction in occupancy at the Santa Fe County Detention Center. The Company's contract to manage the Santa Fe County Detention Center expired effective September 30, 2001. Average occupancy, excluding start-up operations in 2000, was 95.8% for the three months ended September 30, 2001 compared to 97.1% for the three months ended September 30, 2000.

Juvenile division revenues increased 46.2% to $31.1 million for the three months ended September 30, 2001 from $21.3 million for the three months ended September 30, 2000 due principally to (a) the opening of the New Morgan Academy in the fourth quarter of 2000, (b) the commencement of a management contract at the Alexander Youth Center in the third quarter of 2001, (c) the opening of the William Penn Harrisburg Alternative School in the third quarter of 2001, (d) increased occupancy at the Cornell Abraxas Center for Adolescent Females ("ACAF") due to a facility expansion and (e) increased occupancy at various facilities including the Griffin Juvenile Facility. Average occupancy was 90.9% for the three months ended September 30, 2001 compared to 88.7% for the three months ended September 30, 2000.

    Pre-release division revenues decreased to $12.0 million for the three months ended September 30, 2001 from $12.3 million for the three months ended September 30, 2000 due to the Company's termination of the Durham Treatment Center and San Diego Center contracts as of June 30, 2001 and January 31, 2001, respectively. The decrease in revenue due to the above contract terminations was offset, in part, by increased average occupancy at various facilities. Average occupancy was 99.1% for the three months ended September 30, 2001 compared to 93.0% for the three months ended September 30, 2000.

    OPERATING EXPENSES. Operating expenses increased 28.9% to $56.5 million for the three months ended September 30, 2001 from $43.8 million for the three months ended September 30, 2000.

    Adult secure institutional division operating expenses increased 22.4% to $20.5 million for the three months ended September 30, 2001 from $16.7 million for the three months ended September 30, 2000 due principally to (a) increased personnel costs due to contractual wage increases at the Big Spring Complex, (b) the commencement of a management contract at the Valencia County Detention Center in the fourth quarter of 2000, (c) increased operating expenses at the Great Plains Correctional Facility as a result of increased occupancy as compared to the three months ended September 30, 2000 and (d) increased facility rent expense as a result of the 2001 Sale and Leaseback Transaction. As a percentage of revenue, excluding start-up operations in 2000, adult secure institutional division operating expenses were 80.0% for the three months ended September 30, 2001 compared to 72.3% for the three months ended September 30, 2000. The decline in the 2001 operating margin was due to increased facility rent expense as a result of the 2001 Sale and Leaseback Transaction and the reduction in occupancy at the Santa Fe County Detention Center.

    Juvenile division operating expenses increased 45.4% to $26.3 million for the three months ended September 30, 2001 from opening of the $18.1 million for the three months ended September 30, 2000 due to (a) the opening of the New Morgan Academy in the fourth quarter of 2000, (b) the commencement of a management contract at the Alexander Youth Center in the third quarter of 2001, (c) the opening of the William Penn Harrisburg Alternative School in the third quarter of 2001, (d) increased facility rent expense as a result of the 2001 Sale and Leaseback Transaction and (e) increased operating expenses at ACAF due to increased occupancy as a result of a facility expansion. As a percentage of revenues, excluding start-up operations, juvenile division operating expenses were 84.7% for the three months ended September 30, 2001 compared to 85.2% for the three months ended September 30, 2000. The increase in the 2001 operating margin was due principally to the results of the New Morgan Academy, the Alexander Youth Center and the Harrisburg Youth Center offset, in part, by increased facility rent expense as a result of the 2001 Sale and Leaseback Transaction.

    Pre-release division operating expenses increased 8.7% to $9.7 million for the three months ended September 30, 2001 from $9.0 million for the three months ended September 30, 2000 principally due to increased facility rent expense as a result of the 2001 Sale and Leaseback Transaction offset, in part, by a reduction to operating expenses due to the termination of the Durham Treatment Center and San Diego Center contracts. As a percentage of revenues, operating expenses were 80.8% for the three months ended September 30, 2001 compared to 72.7% for the three months ended September 30, 2000. The decline in the 2001 operating margin was due to increased facility rent expense as a result of the 2001 Sale and Leaseback Transaction.

  PRE-OPENING AND START-UP EXPENSES. There were no pre-opening and start-up expenses for the three months ended September 30, 2001. Pre-opening and start-up expenses were $295,000 for the three months ended September 30, 2000 and were attributable to the pre-opening and start-up activities of the New Morgan Academy.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased 21.0% to $1.5 million for the three months ended September 30, 2001 from $1.9 million for the three months ended September 30, 2000. Depreciation decreased as a result of the sale of the 11 facilities involved in the 2001 Sale and Leaseback

Transaction. The decrease in expense was offset, in part, by depreciation expense related to (a) the completion of a 150 bed expansion at the Big Spring Complex in the first quarter of 2001, (b) the purchase and renovation of a building for the expansion of ACAF, (c) furniture and equipment purchased for the New Morgan Academy, (d) the write-off leasehold improvements at the Durham Treatment Center due to its contract termination and (e) various facility improvements and furniture and equipment purchases.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $4.3 million for the three months ended September 30, 2001 from $3.3 million for the three months ended September 30, 2000. Included in general and administrative expenses for the three months ended September 30, 2001 was a charge of $660,000 related to the write-off of deferred acquisition costs associated with the Fort Greeley, Alaska project. The remaining increase in general and administrative expenses resulted primarily from costs for additional personnel providing public affairs and business development services, certain consulting and legal costs and other administrative infrastructure costs. Excluding the $660,000 charge in the 2001 period, general and administrative expenses were 5.3% and 5.8% of revenues for the three months ended September 30, 2001 and 2000, respectively.

    INTEREST. Interest expense, net of interest income, decreased to $3.2 million for the three months ended September 30, 2001 from $4.2 million for the three months ended September 30, 2000 due primarily to the August 14, 2001 repayment of $120.0 million of long-term debt with a portion of the proceeds from the 2001 Sale and Leaseback Transaction. For the three months ended September 30, 2001, interest expense included a charge of $818,000 due to the write-off of a portion of unamortized deferred debt issuance costs related to the 2000 Credit Facility as a result of the repayment of all outstanding borrowings and the associated reduction in the credit commitment.

    INCOME TAXES. For the three months ended September 30, 2001 and 2000, the Company recognized a provision for income taxes at an estimated effective rate of 41%.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

    REVENUES. Revenues increased 17.8% to $195.1 million for the nine months ended September 30, 2001 from $165.6 million for the nine months ended September 30, 2000.

    Adult secure institutional division revenues increased 13.4% to $74.8 million for the nine months ended September 30, 2001 from $65.9 million for the nine months ended September 30, 2000 due principally to (a) the final 550 bed expansion of the D. Ray James Prison which began housing inmates late in the first quarter of 2000 and reached a full occupancy level late in the second quarter of 2000, (b) per diem rate increases realized in 2001, (c) the commencement of a management contract at the Valencia County Detention Center in the fourth quarter of 2000 and (d) increased occupancy at the Great Plains Correctional Facility as compared to the nine months ended September 30, 2000. The increase in revenue was offset, in part, by a reduction in occupancy at the Santa Fe County Detention Center. The Company's contract to manage the Santa Fe County Detention Center expired effective September 30, 2001. There were no revenues attributable to start-up operations for the nine months ended September 30, 2001. Revenues attributable to start-up operations for the nine months ended September 30, 2000 were $44,000 and related to the expansion of the D. Ray James Prison. Average occupancy, excluding start-up operations in 2000, was 96.7% for the nine months ended September 30, 2001 compared to 97.3% for the nine months ended September 30, 2000.

    Juvenile division revenues increased 32.1% to $83.6 million for the nine months ended September 30, 2001 from $63.3 million for the nine months ended September 30, 2000 principally due to (a) the opening of the New Morgan
Academy in the fourth quarter of 2000, (b) the commencement of a management contract at the Alexander Youth Center in the third quarter of 2001, (c) the opening of the William Penn Harrisburg Alternative School in the third quarter of 2001, (d) increased occupancy at ACAF due to a facility expansion and (e) increased occupancy at various facilities including the Griffin Juvenile facility. Revenues attributable to start-up operations were $2.8 million for the nine months ended September 30, 2001 and related to the operations of the New Morgan Academy and the expansion of ACAF. There were no revenues attributable to start-up operations for the nine months ended September 30, 2000. Average occupancy, excluding start-up operations in 2001, was 91.5% for the nine months ended September 30, 2001 compared to 90.6% for the nine months ended September 30, 2000.

    Pre-release division revenues increased 0.9% to $36.7 million for the nine months ended September 30, 2001 from $36.4 million for the nine months ended September 30, 2000 due to increased average occupancy at various facilities offset by a reduction in revenue due to the terminations of the Durham Treatment Center and San Diego Center contracts as of June 30, 2001 and January 31, 2001, respectively. Average occupancy was 97.6% for the nine months ended September 30, 2001 compared to 93.8% for the nine months ended September 30, 2000.

    OPERATING EXPENSES. Operating expenses increased 21.4% to $156.1 million for the nine months ended September 30, 2001 from $128.6 million for the nine months ended September 30, 2000.

    Adult secure institutional division operating expenses increased 21.3% to $58.0 million for the nine months ended September 30, 2001 from $47.9 million for the nine months ended September 30, 2000 due principally to (a) the final 550 bed expansion of the D. Ray James Prison which began housing inmates late in the first quarter of 2000 and reached a full occupancy level late in the second quarter of 2000, (b) increased personnel costs due to contractual wage increases at the Big Spring Complex associated with receiving an increase in our revenue per diem, (c) the commencement of a management contract at the Valencia County Detention Center in the fourth quarter of 2000, (d) increased operating expenses at the Great Plains Correctional Facility due to increased occupancy as compared to the nine months ended September 30, 2000 and (e) increased facility rent expense as a result of the 2001 Sale and Leaseback Transaction. As a percentage of revenues, excluding start-up operations in 2000, adult secure institutional division operating expenses were 77.6% for the nine months ended September 30, 2001 compared to 72.6% for the nine months ended September 30, 2000. The decline in the 2001 operating margin was due to (a) increased personnel and employee retention costs, inmate medical and utility costs, (b) increased facility rent expense as a result of the 2001 Sale and Leaseback Transaction and (c) the reduction in occupancy at the Santa Fe County Detention Center.

    Juvenile division operating expenses increased 30.0% to $68.6 million for the nine months ended September 30, 2001 from $53.7 million for the nine months ended September 30, 2000. The increase in operating expenses was principally due to (a) the opening of the New Morgan Academy in the fourth quarter of 2000, (b) the commencement of a management contract at the Alexander Youth Center in the third quarter of 2001, (c) the opening of the William Penn Harrisburg Alternative School in the third quarter of 2001, (d) increased facility rent expense as a result of the 2001 Sale and Leaseback Transaction, (e) increased operating expenses at ACAF due to a facility expansion and (f) increased average occupancy at various facilities including the Griffin Juvenile Facility. As a percentage of revenues, excluding start-up operations, juvenile division operating expenses were 81.4% for the nine months ended September 30, 2001 compared to 85.0% for the nine months ended September 30, 2000. The 2001 operating margin was impacted favorably due to the results of the New Morgan Academy, the Alexander Youth Center and the William Penn Harrisburg Alternative School, offset by increased personnel and employee retention costs, utility costs and facility rent expense as a result of the 2001 Sale and Leaseback Transaction.

    Pre-release division operating expenses increased 8.2% to $29.3 million for the nine months ended September 30, 2001 from $27.0 million for the nine months ended September 30, 2000 due to increased facility rent expense as a result of the 2001 Sale and Leaseback Transaction offset, in part, by a reduction to operating expenses due to the Company's terminations of the Durham Treatment Center and San Diego Center contracts. As a percentage of revenue, pre-release division operating expenses were 79.7% for the nine months ended September 30, 2001 compared to 74.4% for the nine months ended September 30, 2000. The decline in the 2001 operating margin was principally due to increased personnel and employee retention costs, utility costs and increased facility rent expense as a result of the 2001 Sale and Leaseback Transaction and due to our termination of the San Diego Center contract in January 2001.

    PRE-OPENING AND START-UP EXPENSES. Pre-opening and start-up expenses were $3.9 million for the nine months ended September 30, 2001 and were attributable to the start-up activities of the New Morgan Academy and the expansion of ACAF. Pre-opening and start-up expenses were $838,000 for the nine months ended September 30, 2000 and were attributable to the start-up activities of the final 550 bed expansion at the D. Ray James Prison in the first quarter of 2000, the New Morgan Academy and the Moshannon Valley Detention Center.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 8.2% to $5.7 million for the nine months ended September 30, 2001 from $5.3 million for the nine months ended September 30, 2000 due to (a) the completion of a 150 bed expansion at the Big Spring Complex completed in the first quarter of 2001,
(b) the purchase and renovation of a building for the expansion of ACAF, (c) depreciation of furniture and equipment purchased for the New Morgan Academy,
(d) the write-off of leasehold improvements for the Durham Treatment
Center due to its contract termination and (e) various facility improvements and furniture and equipment purchases. Depreciation expense was further reduced as a result of the sale of the 11 facilities involved in the 2001 Sale and Leaseback Transaction.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $11.4 million for the nine months ended September 30, 2001 from $9.0 million for the nine months ended September 30, 2000. Included in general and administrative expense for the nine months ended September 30, 2001 was a non-recurring charge of $660,000 related to the write-off of deferred acquisition costs associated with the Fort Greeley, Alaska project. The remaining increase in general and administrative expenses resulted primarily from retention and incentive bonus costs, costs for additional personnel providing public affairs and business development services, certain consulting and legal costs and other administrative infrastructure costs. Excluding the $660,000 charge in the 2001 period, general and administrative expenses were 5.5% and 5.4% of revenues for the nine months ended September 30, 2001 and 2000, respectively.

    INTEREST. Interest expense, net of interest income, decreased to $11.1 million for the nine months ended September 30, 2001 from $11.6 million for the nine months ended September 30, 2000 due principally to the August 14, 2001 repayment of $120.0 million of senior debt with a portion of the proceeds from the 2001 Sale and Leaseback Transaction. For the nine months ended September 30, 2001, interest expense included a non-recurring charge of $818,000 to write-off a portion of unamortized deferred debt issuance costs related to the 2000 Credit Facility as a result of the repayment of all outstanding borrowings and the associated reduction of the credit commitment. For the nine months ended September 30, 2001, the Company capitalized interest of approximately $69,000 related to facility expansions. There was no interest capitalized for the nine months ended September 30, 2000.

    INCOME TAXES. For the nine months ended September 30, 2001 and 2000, the Company recognized a provision for income taxes at an estimated effective rate of 41%.

LIQUIDITY AND CAPITAL RESOURCES

    GENERAL. The Company's primary capital requirements are for (a) construction of new facilities, (b) expansions of existing facilities, (c) working capital, (d) pre-opening and start-up costs related to new operating contracts, (e) acquisitions, (f) information systems hardware and software and (g) furniture, fixtures and equipment. Working capital requirements generally increase immediately prior to the Company commencing management of a new facility as the Company incurs pre-opening and start-up costs and purchases necessary equipment and supplies before contractual facility management revenue is realized.

    2001 SALE AND LEASEBACK TRANSACTION. On August 14, 2001, the Company completed a sale and leaseback transaction involving 11 of its real estate facilities (the "2001 Sale and Leaseback Transaction"). The Company sold the facilities to Municipal Corrections Finance L.P. ("MCF"), and is leasing them back for an initial period of 20 years, with approximately 25 years of additional renewal period options. MCF is a special-purpose entity.

    The Company received $173.0 million of proceeds from the sale of the facilities. The Company used $120.0 million of the proceeds to repay the Company's long-term senior debt and invested the remainder proceeds of $53.0 million in short-term securities. As a result, the Company now has an undrawn $45.0 million revolving line of credit. The gain on sale of the facilities of approximately $7.5 million was deferred and is being amortized over the initial lease term as a reduction to facility rental expense.

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

    The straight-line rental expense for the 2001 Sale and Leaseback Transaction will be approximately $17.6 million annually. The future minimum lease cash payments are as follows (in thousands):


     Three months ending December 31, 2001....................    $  6,134
     Year Ending December 31:
     2002 ....................................................      24,862
     2003.....................................................      25,116
     2004.....................................................      25,138
     2005.....................................................      25,101
     Thereafter (2006 to 2021)................................     249,725
                                                                  --------
        Total................................................     $356,076
                                                                  ========

     See Note 2 to the Unaudited Consolidated Financial Statements for pro forma financial data.

     LONG-TERM CREDIT FACILITIES. On August 14, 2001, the Company repaid $70.0 million outstanding under the revolving line of credit with a portion of the proceeds from the 2001 Sale and Leaseback Transaction. In connection with the repayment, the Company amended its 2000 Credit Facility, which now provides for borrowings of up to $45.0 million under a revolving line of credit. The commitment amount is reduced by $1.6 million quarterly beginning in July 2002. The amended 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 2.0%, or a rate which is 3.0% above the applicable LIBOR rate. The amended 2000 Credit Facility is secured by substantially all of the Company's assets, including the stock of all of the Company's subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain leverage, net worth and debt service coverage covenants.

         As a result of the reduction of the revolving line of credit commitment, the Company recognized a charge of $818,000 to interest expense representing a portion of the unamortized deferred debt issuance costs related to the 2000 Credit Facility.

     Additionally, the amended 2000 Credit Facility provides the Company with the ability to enter into operating lease agreements for the acquisition or development of operating facilities. This lease financing arrangement provides for funding to the lessor under the operating leases of up to $100.0 million, of which approximately $49.4 million had been utilized as of September 30, 2001. The Company expects to utilize the remaining capacity under this lease financing arrangement to complete construction of the Moshannon Valley Correctional Center. The leases under this arrangement have a term of five years, include purchase and renewal options, and provide for residual value guarantees for each lease which average 81.4% of the total cost and would be due upon termination of the leases. Upon termination of a lease, the Company could either exercise a purchase option or the facilities could be sold to a third party. The Company believes the fair value of the leased facilities will equal or exceed the residual guaranteed amounts. Lease payments under the lease financing arrangement are variable and are adjusted for changes in interest rates.

     On August 14, 2001, the Company repaid the $50.0 million of outstanding 7.74% senior Secured Notes with a portion of the proceeds from the 2001 Sale and Leaseback Transaction. See Note 3 to the Unaudited Consolidated Financial Statements.

     The Company has outstanding $38.4 million, net of discount, under its Note and Equity Purchase Agreement (the "Subordinated Notes") entered into in July 2000. The Subordinated Notes have a seven-year term maturing in July 2007, are interest-only payable quarterly at a fixed annual rate of 12.875%, and contain certain financial covenants.

     NEW FACILITIES AND PROJECT UNDER DEVELOPMENT. The New Morgan Academy was completed and became operational in two phases during the fourth quarter of 2000 and the first quarter of 2001.

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

     At September 30, 2001, accounts receivable include costs totaling $1.4 million for direct costs incurred by us since June 1999 for payroll and other operating costs related to Moshannon Valley Correctional Center since the issuance of the Stop-Work Order. These costs were incurred at the direction of the FBOP with the understanding that such costs would be reimbursed. Although no formal written agreement exists, management believes that these costs will be reimbursed by the FBOP in the near term. In the event any portion of these costs are not reimbursed such costs will be expensed.

     Development and construction costs for the New Morgan Academy and the Moshannon Valley Correctional Center have been financed with the Company's lease financing arrangement discussed under "Long-Term Credit Facilities".

     CAPITAL EXPENDITURES. Capital expenditures for the nine months ended September 30, 2001 were $7.7 million and related primarily to (a) the 150 bed expansion at the Big Spring Complex, (b) the purchase and renovation of a building and related furniture and equipment purchases for an expansion of ACAF,
(c) purchases of furniture and equipment for the New Morgan Academy and (d) various facility improvements and furniture and equipment purchases.

     Management believes that the excess cash proceeds from the 2001 Sale and Leaseback Transaction and cash flows generated from operations, together with the credit available under the 2000 Credit Facility and the operating lease capacity thereunder, will provide sufficient liquidity to meet the Company's committed capital and working capital requirements for currently awarded and certain potential future contracts. To the extent our cash and current financing arrangements do not provide sufficient financing to fund construction costs related to future adult secure institutional contract awards or significant expansions, the Company anticipates obtaining additional sources of financing to fund such activities. However, the Company cannot assure anyone that such financing will be available, or will be available on terms favorable to us.

INFLATION

     Other than personnel and inmate medical costs at certain facilities during 2000 and early 2001, management believes that inflation has not had a material effect on its results of operations during the past three years. Most of the Company's facility management contracts provide for payments to the Company of either fixed per diem rates or per diem rates that increase by only small amounts during the terms of the contracts. Inflation could substantially increase the Company's personnel costs (the largest component of operating expenses) or other operating expenses at rates faster than any increases in contract revenues.

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

INTEREST RATE EXPOSURE

     The Company's exposure to changes in interest rates results primarily from its long-term debt with both fixed and floating interest rates. The Company's long-term debt with fixed interest rates consists solely of the Subordinated Notes. The Company's only long-term debt with variable interest is its revolving line of credit. At September 30, 2001, the Company did not have an outstanding balance on its revolving line of credit. At September 30, 2001, the fair value of the Company's fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

FORWARD LOOKING STATEMENT DISCLAIMER

     This quarterly report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, (a) risks associated with acquisitions and the integration thereof, (b) the timing and costs of expansions of existing facilities, (c) changes in governmental policy to eliminate or discourage the privatization of correctional, detention and treatment services in the United States, (d) fluctuations in operating results because of occupancy, competition, increases in cost of operations, fluctuations in interest rates and risks of operations and (e) significant charges to expense of deferred costs associated with financing and other projects in development if management determines that one or more of such projects is unlikely to be successfully concluded.

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

ITEM 2. CHANGES IN SECURITIES

     In August 2001, $603,000 of Subordinated Notes were canceled and used as consideration for the exercise of warrants to purchase 90,000 shares of the Company's common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.  Exhibits

          10.1 * Premises Transfer Agreement dated August 14, 2001 among Cornell Companies, Inc., Cornell Corrections of Georgia, L.P., Cornell Corrections of Oklahoma, Inc., Cornell Corrections of Texas, Inc., WBP Leasing, Inc., and Municipal Corrections Finance, L.P.

          10.2 * Master Lease Agreement (with addenda) dated August 14, 2001 between Municipal Corrections Finance, L.P. and Cornell Companies, Inc.

          10.3 Master Lease Agreement dated December 3, 1998 between Atlantic Financial Group and WBP Leasing, Inc. and certain other subsidiaries of Cornell Corrections, Inc.

          10.4     Amendment No. 1 to Credit Agreement dated January 31, 2001

          10.5 Amendment No. 2 to Credit Agreement and Amendment No. 1 to Master Agreement dated August 9, 2001.

          10.6 First Amendment to Note and Equity Purchase Agreement dated August 9, 2001.

          11.1     Computation of Per Share Earnings

          23.1     Consent of Arthur Andersen LLP.

        b.  Reports on Form 8-K

          Form 8-K of the Company dated August 28, 2001 reporting the 2001 Sale and Leaseback Transaction on August 14, 2001.

-------------------
* Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CORNELL COMPANIES, INC.

Date: October 30, 2001            By: /s/ Steven W. Logan
                                      --------------------------------------
                                      STEVEN W. LOGAN
                                      Chief Executive Officer and President
                                      (Principal Executive Officer)

Date: October 30, 2001            By: /s/ John L. Hendrix
                                      --------------------------------------
                                      JOHN L. HENDRIX
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)
