Form 10-Q/A
period 2001-09-30
CORNELL COMPANIES INC
filed 2001-11-26
CIK 1016152

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934



             FOR THE TRANSITION PERIOD __________ TO _______________


                         COMMISSION FILE NUMBER 1-14472


                             CORNELL COMPANIES, INC.
                  --------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                    DELAWARE                           76-0433642
    ----------------------------------------    -------------------------
          (STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER
        OF INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)



1700 WEST LOOP SOUTH, SUITE 1500, HOUSTON, TEXAS          77027
----------------------------------------------------------------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:(713) 623-0790



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

                                EXPLANATORY NOTE


Cornell Companies, Inc. is filing this Amendment No. 1 to Form 10-Q as an exhibit-only filing. The Company is refiling Exhibit 11.1, Computation of Per Share Earnings.



                                INDEX TO EXHIBITS


EXHIBIT
NUMBER       DESCRIPTION
--------     -----------

11.1         Computation of Earnings Per Share

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         CORNELL COMPANIES, INC.

Date: November 26, 2001              By: /s/ Steven W. Logan
                                         --------------------------------------
                                         STEVEN W. LOGAN
                                         Chief Executive Officer and President
                                         (Principal Executive Officer)

Date: November 26, 2001              By: /s/ John L. Hendrix
                                         --------------------------------------
                                         JOHN L. HENDRIX
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)