Form 10-K
period 2001-12-31
CORNELL COMPANIES INC
filed 2002-04-16
CIK 1016152

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

FOR FISCAL YEAR ENDED DECEMBER 31, 2001           COMMISSION FILE NUMBER 1-14472

                             CORNELL COMPANIES, INC.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                    76-0433642
     --------------------------------                    ------------------
    (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
     OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

1700 WEST LOOP SOUTH, SUITE 1500, HOUSTON, TEXAS                77027
------------------------------------------------         ------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE         (713) 623-0790

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

            TITLE OF EACH CLASS                         NAME OF STOCK EXCHANGE
            -------------------                         ----------------------
  COMMON STOCK, $.001 PAR VALUE PER SHARE               NEW YORK STOCK EXCHANGE
      PREFERRED STOCK PURCHASE RIGHTS                   NEW YORK STOCK EXCHANGE

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

         At March 28, 2002, Registrant had outstanding 13,056,903 shares of its common stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $134,805,000 based on the closing price of $10.80 per share as reported on the New York Stock Exchange. For purposes of the foregoing calculation, all directors and officers of the Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or officers is an affiliate.

                       Documents Incorporated by Reference

Portions of the Proxy Statement for 2002 Annual Meeting of Stockholders.    Part III

================================================================================

                                     PART I

                                    BUSINESS

COMPANY OVERVIEW

         Cornell Companies, Inc. (the "Company") is a leading provider of privatized correctional, treatment and educational services outsourced by federal, state and local government agencies. As the successor to entities that began developing adult secure institutional facilities in 1984, pre-release correctional and treatment facilities in 1974 and juvenile facilities in 1973, the Company provides a diversified portfolio of services for adults and juveniles through three operating divisions: (1) adult secure institutional services; (2) juvenile treatment, educational and detention services and (3) pre-release correctional and treatment services. These services include incarceration and detention, transition from incarceration, drug and alcohol treatment programs, behavioral rehabilitation and treatment, and K-12 education. The Company provides these essential services through its 69 facilities, in operation or under development, in 13 states and the District of Columbia. As of December 31, 2001, the Company's contracts for these facilities provided for a total service capacity of 15,444. The Company's service capacity is comprised of the number of beds available for service upon completion of construction of residential facilities and the average program capacity of non-residential community-based programs.

INDUSTRY BACKGROUND

         PRIVATIZATION

         Correctional and detention services are an essential government function. In the United States, as prison populations increase and federal, state and local governments face continuing pressure to control costs and improve the service quality, there is a growing trend toward outsourcing and privatization of government services and functions, including correctional and detention services. Outsourcing and privatization has historically faced opposition in the U.S.; however, public and government acceptance has increased as standards of service improve and cost-savings are provided to the government.

         While juvenile and pre-release services have been privatized for decades, the adult private prison industry in the U.S. began in 1984 as public authorities began to respond to overcrowding pressures and budgetary constraints, and to explore more efficient means of incarceration. Prison management companies offer a range of services that governments have historically provided to house and care for the needs of offenders. These services include facility design, construction management, health-care, food service, security, transportation, education and rehabilitation. Governments engaging private companies typically seek to receive these services at a lower cost than a public authority could provide.

         THE PRISON POPULATION AND OVERCROWDING

         The Federal Bureau of Prisons ("FBOP") believes that private prison facilities complement FBOP operations and utilizes private operators as a way to help handle a projected growth of federal inmates in the coming years.

         Males between 14 and 24 years of age have demonstrated the highest propensity for criminal behavior. This at-risk population in the United States is projected to increase in the coming years. The U.S. Bureau of the Census estimates this population segment leveled out in 1995 at 20.4 million, but will increase to 23.2 million by 2005.

         Prison overcrowding is difficult to measure because there are no uniform means to determine capacity.

According to the Bureau of Justice Statistics, it is estimated that at mid-year 2001, the federal prison system was operating at 131% of capacity and that state prisons were at an average of 100% to 115% of capacity depending on the capacity measure. Management believes that strategic construction in over crowded markets will provide new beds to alleviate overcrowding and meet growth estimates.

         CALIFORNIA'S PROPOSITION 36

         Proposition 36 became law in California in June 2001. Generally, this new initiative substitutes treatment for prison sentences for certain crimes, such as first time drug offenses. Management believes this new initiative in California is part of a trend in the U.S. to provide treatment to first time offenders rather than incarceration. As a long-time leading provider in treatment and educational services, management believes that the Company is well positioned to benefit from this trend without significant additional capital investment.

OPERATIONS

         Pursuant to the terms of its management contracts, the Company is responsible for the overall operation of its facilities, including staff recruitment, general facility administration, security and supervision of the offenders or clients and facility maintenance. The Company also provides a variety of rehabilitative and educational programs at many of its facilities.

         The Company provides this diversified portfolio of essential services for adults and juveniles through three operating divisions: (1) adult secure institutional services; (2) juvenile treatment, educational and detention services and (3) pre-release correctional and treatment services.

         ADULT SECURE INSTITUTIONAL SERVICES DIVISION

         The Company's adult secure institutional division provides maximum, medium, and low-security incarceration. This division is committed to ensuring public safety through the operation of a secure environment and offenders are provided with a variety of programming and services geared toward a successful return to the community and a subsequent reduction in recidivism. At December 31, 2001, the Company operated or had under development nine facilities with a total service capacity of 7,351 beds that provide, or will provide, adult secure institutional services for incarcerated adults.

         The adult secure institutional division provides:

         o        low to maximum-security incarceration services;

         o        integrated facility development and operational services;

         o state-of-the-art correctional technology including electronic controls and surveillance equipment;

         o basic education such as preparation and testing for the high school equivalency exam, or GED, English as a second language, or ESL, classes and Adult Basic Education, or ABE;

         o health care including medical, dental, behavioral health and psychiatric services;

         o        individual and group counseling;

         o substance abuse treatment including detoxification, testing, counseling, 12-step programs and relapse prevention services;

         o life skills training including training relating to proper hygiene, personal finance and parenting skills;

         o        institutional food services; and

         o recreational activities such as exercise programs, hobby and craft and leisure activities.

         According to reports issued by the United States Department of Justice, Bureau of Justice Statistics, or the BJS, the number of adult offenders housed in federal and state prison facilities and in local jails increased from 742,579 at December 31, 1985 to 1,965,495 at June 30, 2001. The average annual increase of offenders in custody from 1990 to 2000 was 5.8%.

         According to the Private Adult Correctional Facility Census, the design capacity of privately managed adult secure institutional facilities in operation or under construction worldwide increased from 20,687 beds at December 31, 1992 to 142,521 beds at September 30, 2001, a compound annual growth rate of approximately 24%. According to the American Correctional Association, between 1999 and 2000, the adult prison management industry, encompassing federal and state prisons and local jails, spent over $50 billion to house its incarcerated population. At June 30, 2001, private prisons held approximately 6.1% of all state inmates and 11.9% of federal inmates.

         JUVENILE TREATMENT, EDUCATIONAL AND DETENTION SERVICES DIVISION

         The Company's juvenile division provides residential, community-based, behavioral health and alternative education programs to juveniles, typically between the ages of ten and 17. In addition to meaningful treatment options, the programs also develop continuing care plans which help bridge the juvenile back to the community. Under the names "Cornell Abraxas" and "Cornell Interventions," the Company offers programs to meet the multiple needs of troubled juveniles. At December 31, 2001, the Company operated or had contracts to operate 21 residential facilities and 17 non-residential community-based programs serving an aggregate capacity of approximately 4,472 youths.

         Juvenile treatment, educational and detention services consist primarily of programs that are designed to lead to rehabilitation while providing public safety and holding juveniles accountable for their decisions and behavior. The Company operates primarily within a restorative justice model. The basic philosophy is that merely serving time in an institution does not relieve juvenile offenders of the obligation to repay their victims and that incarceration alone does not compensate for the societal impact of crimes. The use of a balanced approach gives equal emphasis to accountability, competency development and community protection.

         The juvenile division provides:

         o diverse treatment settings including settings that are physically-secure, staff-secure and community-based;

         o specialized treatment for special populations including females, drug sellers, sex offenders, firesetters and families;

         o        individualized treatment planning and case management;

         o counseling including individual, group and family therapy, cognitive behavior therapy and stress and anger management;

         o substance abuse treatment and relapse prevention and education services;

         o life skills training such as training relating to proper hygiene, personal finance and parenting skills;

         o        accredited alternative and special educational programs;

         o        gender-specific programs;

         o        employment training and assistance;

         o        medical services; and

         o wilderness training programs and nationally accredited ropes course challenges.

         The juvenile corrections industry is estimated at $5 to $7 billion annually and consists of at least 108,000 residential beds. The juvenile treatment and educational components of the juvenile corrections industry are estimated to be far larger. This market segment is fragmented with several thousand providers across the country, most of which are small and operate in a specific geographic area.

         The juvenile corrections industry has expanded rapidly in recent years as the need for services for at-risk and adjudicated youth has risen. According to the American Correctional Association's Directory of Adult and Juvenile Correctional Departments, Institutions, Agencies, and Probation and Parole Authorities, state spending in the juvenile corrections industry increased at a compound annual growth rate of 15.7% from 1993 to 1999.

         PRE-RELEASE CORRECTIONAL AND TREATMENT SERVICES DIVISION

         The Company's pre-release division provides community-based services including job placement and treatment and education programs as an alternative to incarceration as well as to aid in the successful transition from a correctional facility back into society. At December 31, 2001, the Company operated or had contracts to provide pre-release correctional and treatment services within 18 residential facilities and six non-residential community based programs with an aggregate service capacity of 3,621. The pre-release area is primarily comprised of individuals who have been granted parole or sentenced to probation. Probationers (individuals sentenced for an offense without incarceration) and parolees (individuals released prior to the completion of their sentence) are typically placed in pre-release settings. These individuals typically spend three to six months in halfway houses until they are prepared to re-enter society.

         The pre-release division provides:

         o        minimum-security and staff-secure residential services;

         o        home confinement and electronic monitoring;

         o employability training and assistance such as preparing for, securing and maintaining employment;

         o basic education including preparation and testing for the GED, ABE, computer courses, college-level courses and extensive libraries;

         o vocational training such as training in the culinary arts and construction;

         o counseling including individual, group and family therapy, cognitive behavior therapy and stress and anger management;

         o substance-abuse treatment including detoxification, testing, counseling, 12-step programs and relapse prevention services; and

         o life skills training including training related to proper hygiene, securing appropriate housing, personal finance and parenting skills.

         Expenditures in the pre-release correctional services industry are estimated at $3.9 billion annually and consist of approximately 50,000 residential beds. This market segment is extremely fragmented with several thousand providers across the country, most of which are small and operate in a specified geographic area.

         Similar to the adult secure institutional and the juvenile service segments, the area of pre-release correctional services has experienced substantial growth. According to the BJS, the number of parolees increased from 531,407 at December 31, 1990 to 725,527 at December 31, 2000, a compound annual growth rate of 3.1%. During the same period, the number of individuals on probation increased from approximately 2.7 million to 3.8 million, a compound annual growth rate of 3.5%. The probation and parole populations represent approximately 70% of the total number of adults under correctional supervision in the United States.

MARKETING AND BUSINESS DEVELOPMENT

         The Company's principal customers are federal, state and local government agencies responsible for adult and juvenile corrections, treatment and educational services. The development process for obtaining facility management contracts consists of several steps including issuance of a request for proposal, or RFP, by a contracting agency, submission of a response to the RFP by the Company, the award of the contract by a government agency and the commencement of construction or operation of the facility. These agencies generally procure services from the private sector by issuing an RFP to which a number of companies may respond. In addition to costs, government agencies consider numerous other factors including bidders' experience and qualifications when awarding contracts.

         As part of the process of responding to RFPs, the Company's management meets with appropriate personnel from the requesting agency to best determine the agency's distinct needs. The Company may also receive inquiries from or on behalf of government agencies considering privatization of certain facilities or that have already decided to contract with private providers. When the Company receives such an inquiry, the Company determines whether there is a need for its services and whether the legal and political climate in which the government agency operates is conducive to serious consideration of privatization. The Company then conducts an initial cost analysis to further determine project feasibility.

         If the Company believes the project is consistent with its strategic business plan, the Company will submit a written response to the RFP. When responding to RFPs, the Company incurs costs, typically ranging from $10,000 to $100,000 per proposal, to determine the prospective client's distinct needs and prepare a detailed response to the RFP. In addition, the Company may incur substantial costs to acquire options to lease or purchase land for a proposed facility and engage outside consulting and legal expertise related to a particular RFP. The preparation of a response to an RFP typically takes from five to fifteen weeks. The bidding and award process for an RFP typically takes from three to nine months. Generally, if the facility for which an award has been made must be constructed, the Company will begin operation of the newly constructed facility between 12 and 24 months after the contract award.

         When a contract requires construction of a new facility, the Company's success depends, in part, upon its ability to acquire real property on desirable terms and at satisfactory locations. The Company anticipates that a large majority of new facilities will be constructed in rural areas. To the extent that these locations are in or near populous areas, management anticipates legal action and other forms of opposition from residents in areas surrounding certain proposed sites. The Company may incur significant expenses in responding to such opposition and there can be no assurance of success. In addition, the Company may choose not to bid in response to an RFP or may determine to withdraw a bid if legal action or other forms of opposition are anticipated.

CONTRACTS

         The Company's facility management contracts generally provide that the Company will be compensated at an occupant per diem rate, fees for treatment service, guaranteed take-or-pay or cost-plus reimbursement. Factors that the Company considers in determining the per diem rate to charge include (1) the programs specified by the contract and the related staffing levels, (2) wage levels customary in the respective geographic areas, (3) whether the proposed facility is to be leased or purchased and (4) the anticipated average occupancy levels which the Company believes could reasonably be maintained. Compensation is invoiced in accordance with the applicable contract and is typically paid to the Company on a monthly basis. Some of the Company's juvenile education contracts provide for annual payments.

         The Company aggressively pursues new contracts that leverage its existing infrastructure and capabilities and meet the Company's stringent profitability criteria. Since the beginning of 1999, the Company has won 11 contracts that are expected to contribute more than $60 million in annualized recurring revenues when all facilities commence operations. The Company has increased its focus on guaranteed take-or-pay contracts, which provide a fixed minimum revenue stream regardless of occupancy and thereby add increased stability and predictability to the Company's revenue stream. Approximately 96% of these new contract revenues have been from take-or-pay contracts.

QUALITY OF OPERATIONS

         Independent accreditation by various oversight and regulatory organizations is designed to show that a facility meets nationally accepted professional standards for quality of operation, facility design, management, and maintenance. Accrediting entities include the American Correctional Association, or ACA, for the adult secure and pre-release sectors, and the Joint Commission on Accreditation of Healthcare Organizations, Departments of Public Welfare, Departments of Protective and Regulatory Services, and Departments of Human Services and Education for the juvenile sector. ACA standards are the national benchmark for the effective operation of correctional systems throughout the United States and address services, programs, and operations essential to good correctional management including administrative and fiscal controls, staff training and development, physical plant, safety and emergency procedures, sanitation, food service, and rules and discipline. ACA accreditation is important to the courts as an indicator of improved conditions for adult prisons under court order. It is the Company's policy that all of its facilities' daily operations be performed in accordance with accreditation standards. Accreditation and the standards of service required thereby also contribute to the public's increased acceptance of the Company and its provision of privatized corrections services.

         Internal quality control, conducted by the Company's senior facility staff and executive officers, takes the form of periodic operational, programming and fiscal audits, facility inspections, regular review of logs, reports and files and strict maintenance of personnel standards, including an active training program. Each of the Company's facilities develops its own training plan that is reviewed, evaluated and updated annually. All adult correctional officers undergo a minimum 40-hour orientation upon their hiring and receive academy-level training amounting to 120 hours and on-the-job training of up to 80 hours. Each correctional officer also receives up to 40 hours of continuing training and education annually. All juvenile treatment employees undergo a minimum 80-hour orientation upon their hiring and also receive up to 40 hours of continuing training and education annually.

FACILITIES

         As of December 31, 2001, the Company had contracts to operate 69 facilities, including the Moshannon Valley Correctional Center, which is under development. Reference is made to "Management's Discussion and Analysis - Liquidity and Capital Resources - New Facilities and Project Under Development" for a discussion of the status of the Moshannon Valley Correctional Center. In addition to providing management services, the Company has been involved in the development, design and/or construction of many of these facilities.

         The Company controls, through outright ownership or long-term leases, operating facilities representing a large majority of its revenues. Management believes that such control increases the likelihood of contract renewal, allows the Company to expand existing facilities and capture higher margins, and enhances the Company's ability to win new contracts. In addition, long-term control of its operating facilities allows the Company to better control operating margins and reduce cost escalation pressures.

         The following table summarizes certain additional information with respect to facilities under operation or development by the Company as of December 31, 2001. As indicated, the majority of the facilities to which the Company provides services are either owned or leased by the Company. Facilities that are leased are generally under terms ranging from one to 45 years.

                                                                                                       COMPANY
                                                            TOTAL                INITIAL               OWNED/
                                                           SERVICE              CONTRACT              LEASED OR
                FACILITY NAME AND LOCATION               CAPACITY(1)             DATE(2)              MANAGED(3)
--------------------------------------------------       -----------             -------              ----------

ADULT SECURE INSTITUTIONAL CORRECTIONAL AND DETENTION FACILITIES:

Baker Community Correctional Facility.............            262                 1987                  Leased
   Baker, California
Big Spring Complex................................          2,606                  (4)                Leased (5)
   Big Spring, Texas
D. Ray James Prison...............................          1,550                 1998                Leased (5)
   Charlton County, Georgia
Donald W. Wyatt Detention Facility................            302                 1992                 Managed
   Central Falls, Rhode Island
Great Plains Correctional Facility................            766                  (6)                Leased (5)
   Hinton, Oklahoma
Leo Chesney Community Correctional
   Facility.......................................            200                 1988                  Leased
   Live Oak, California
Moshannon Valley Correctional Center..............          1,095                 1999                  Leased
   Philipsburg, Pennsylvania (7)
Valencia County Detention Center..................            110                 2000                  Managed
   Los Lunas, New Mexico
Westmoreland County Prison........................            460                 2001                  Managed
   Greenburg, Pennsylvania
                                                                             (TABLE CONTINUED ON FOLLOWING PAGE)

                                                                                                       COMPANY
                                                            TOTAL                INITIAL               OWNED/
                                                           SERVICE              CONTRACT              LEASED OR
                FACILITY NAME AND LOCATION               CAPACITY(1)             DATE(2)              MANAGED(3)
--------------------------------------------------       -----------             -------              ----------


JUVENILE TREATMENT, EDUCATIONAL AND DETENTION FACILITIES:
   RESIDENTIAL FACILITIES:

Alexander Youth Center............................            134                 2001                  Managed
   Alexander, Arkansas
Contact...........................................             47                  (8)                   Owned
   Wauconda, Illinois
Cornell Abraxas I.................................            248                 1973                Leased (5)
   Marienville, Pennsylvania
Cornell Abraxas II................................             23                 1974                   Owned
   Erie, Pennsylvania
Cornell Abraxas III...............................             22                 1975                   Owned
   Pittsburgh, Pennsylvania
Cornell Abraxas Center for Adolescent
   Females........................................            100                 1989                   Owned
   Pittsburgh, Pennsylvania
 Cornell Abraxas of Ohio..........................            108                 1993                Leased (5)
Shelby, Ohio
Cornell Abraxas Youth Center......................             92                 1999                  Leased
   South Mountain, Pennsylvania
Danville Center for Adolescent Females............             64                 1998                  Managed
   Danville, Pennsylvania
DuPage Adolescent Center..........................             35                  (8)                   Owned
   Hinsdale, Illinois
Erie Residential Behavioral Health Program........             16                 1999                  Leased
   Erie, Pennsylvania
Griffin Juvenile Facility.........................            170                 1996                Leased (5)
   San Antonio, Texas
Leadership Development Program....................            120                 1994                  Leased
   South Mountain, Pennsylvania
New Morgan Academy................................            214                 2000                  Leased
   New Morgan, Pennsylvania
Psychosocial Rehabilitation Unit..................             13                 1994                   Owned
   Erie, Pennsylvania
Residential School................................             30                  (8)                   Owned
   Matteson, Illinois
Salt Lake Valley Juvenile Detention Facility......            160                 1996                  Managed
   Salt Lake City, Utah
Santa Fe County Juvenile Detention Facility.......            129                 1997                  Managed
   Santa Fe, New Mexico
Schaffner Youth Center............................             61                 2001                  Managed
   Steelton, Pennsylvania
South Mountain Secure Residential
   Treatment Unit.................................             52                 1997                  Managed
   South Mountain, Pennsylvania
Woodridge
   Woodridge, Illinois............................            136                  (8)                   Owned


                                                                             (TABLE CONTINUED ON FOLLOWING PAGE)

                                                                                                       COMPANY
                                                            TOTAL                INITIAL               OWNED/
                                                           SERVICE              CONTRACT              LEASED OR
                FACILITY NAME AND LOCATION               CAPACITY(1)             DATE(2)              MANAGED(3)
--------------------------------------------------       -----------             -------              ----------

JUVENILE NON-RESIDENTIAL COMMUNITY-BASED CENTERS:

Adams Behavioral Health Services..................             34                 1998                  Leased
   Oxford, Pennsylvania
Cornell Abraxas Parenting Academy.................             36                 1999                  Leased
   Harrisburg, Pennsylvania
Cornell Abraxas Student Academy...................            110                 1996                  Leased
Harrisburg, Pennsylvania
Delaware Community Programs.......................             39                 1994                  Leased
   Milford, Delaware
Erie Behavioral Health Services...................             36                 1997                  Leased
   Erie, Pennsylvania
Harrisburg........................................             91                 1999                  Leased
   Harrisburg, Pennsylvania
Harrisburg Day Treatment Program..................             58                 1996                  Leased
   Harrisburg, Pennsylvania
Juvenile Field Services...........................            110                  (8)                  Managed
   Chicago, Illinois
Kline Plaza.......................................            334                 1996                  Leased
   Harrisburg, Pennsylvania
Lehigh Valley Community Programs..................             53                 1992                  Leased
   Lehigh Valley, Pennsylvania
Lycoming/Clinton County Behavioral
   Health Services................................             30                 1998                  Leased
   Williamsport, Pennsylvania
Maple Creek Home..................................              8                  (8)                   Owned
   Matteson, Illinois
Non-Residential Care - West.......................            107                 1991                  Leased
   Pittsburgh, Pennsylvania
Philadelphia Community Programs...................            222                 1992                   Owned
   Philadelphia, Pennsylvania
Washington D.C. Community Programs................            155                 1993                  Leased
   District of Columbia
William Penn Harrisburg Alternative School........            600                 2001                  Leased
   Harrisburg, Pennsylvania
Workbridge Allegheny..............................            475                 1994                  Leased
   Pittsburgh, Pennsylvania

PRE-RELEASE RESIDENTIAL CORRECTIONAL AND TREATMENT FACILITIES:

Cordova Center....................................            192                 1985                Leased (5)
   Anchorage, Alaska
Dallas County Judicial Center.....................            300                 1991                  Leased
   Wilmer, Texas
El Monte Center...................................             55                 1993                  Leased
   El Monte, California
Inglewood Men's Center............................             47                 1982                  Leased
   Inglewood, California

                                                                             (TABLE CONTINUED ON FOLLOWING PAGE)

                                                                                                       COMPANY
                                                            TOTAL                INITIAL               OWNED/
                                                           SERVICE              CONTRACT              LEASED OR
                FACILITY NAME AND LOCATION               CAPACITY(1)             DATE(2)              MANAGED(3)
--------------------------------------------------       -----------             -------              ----------

PRE-RELEASE RESIDENTIAL CORRECTIONAL AND TREATMENT FACILITIES (CONTINUED):

Leidel Community Correctional Center..............            150                 1996                Leased (5)
   Houston, Texas
Marvin Gardens Center.............................             42                 1981                  Leased
   Los Angeles, California
Midtown Center....................................             32                 1998                   Owned
   Anchorage, Alaska
Northstar Center..................................            135                 1990                  Leased
   Fairbanks, Alaska
Oakland Center....................................             61                 1981                  Leased
   Oakland, California
Parkview Center...................................            112                 1993                Leased (5)
   Anchorage, Alaska
Reid Community Correctional Center................            350                 1996                Leased (5)
   Houston, Texas
Salt Lake City Center.............................             58                 1995                  Leased
   Salt Lake City, Utah
Santa Barbara Center..............................             25                 1996                  Leased
   Santa Barbara, California
Seaside Center....................................             40                 1999                  Leased
   Nome, Alaska
Taylor Street Center..............................            177                 1984                  Leased
   San Francisco, California
Tundra Center.....................................             85                 1986                Leased (5)
   Bethel, Alaska

PRE-RELEASE NON-RESIDENTIAL COMMUNITY-BASED TREATMENT CENTERS:

East St.  Louis...................................             80                  (8)                  Leased
   East St. Louis, Illinois
Lifeworks - Joliet................................            156                  (8)                  Leased
   Joliet, Illinois
Northside Clinic..................................            252                  (8)                   Owned
   Chicago, Illinois
Santa Fe Electronic Monitoring....................             50                 1999                  Leased
   Santa Fe, New Mexico
Southwestern Illinois Correctional Center (9).....            671                  (8)                  Managed
   East St. Louis, Illinois
Southwood.........................................            551                  (8)                   Owned
   Chicago, Illinois

                                                                               (FOOTNOTES ON THE FOLLOWING PAGE)

(1) Total service capacity is comprised of the beds available for service upon completion of construction of residential facilities and the average program capacity of the non-residential community-based facilities. In certain cases, the management contract for a facility provides for a lower number of beds.
(2) Date from which the Company, or its predecessor, has had a contract for services on an uninterrupted basis.
(3) The Company does not incur any facility use costs for facilities which the Company only has a management contract.
(4) The City of Big Spring entered into the Intergovernmental Agreement with the FBOP for an indefinite term (until modified or terminated) with respect to the Big Spring Complex, which began operations during 1989. The Big Spring Operating Agreement, as amended, has a term through 2047 including renewal options at the Company's discretion, pursuant to which the Company manages the Big Spring Complex for the City of Big Spring. The portion of the Big Spring Operating Agreement relating to the Cedar Hill Unit has a term of 30 years with four five-year renewal options at the Company's discretion.
(5) Facility was sold on August 14, 2001 to Municipal Corrections Finance, L.P. ("MCF") as part of the Company's August 2001 sale/leaseback transaction.
(6) The prison is operated pursuant to a one-year contract with nine one-year renewal options between the Oklahoma Department of Corrections and the Hinton Economic Development Authority, or HEDA. HEDA in turn has subcontracted the operations to the Company under a 30-year operating contract with four five-year renewals.
(7) In April 1999, the Company was awarded a contract to design, build and operate the Moshannon Valley Correctional Center and immediately commenced construction and activation activities. In June 1999, the FBOP issued a Stop-Work Order pending a re-evaluation of their environmental documentation supporting the decision to award the contract. The environmental study was completed with a finding of no significant impact. The Stop-Work Order was lifted by the FBOP on August 9, 2001. In September 1999, the Company received correspondence from the Office of the Attorney General of the Commonwealth of Pennsylvania indicating its belief that the operation of a private prison in Pennsylvania is unlawful. The Company and the FBOP have had, and continue to have, discussions with the Attorney General's staff regarding these and related issues. Management anticipates that these discussions will be resolved in the near-term. As of December 31, 2001, the Company had incurred approximately $14.9 million for construction and land development costs and capitalized interest for the Moshannon Valley Correctional Center. According to the FBOP contract, as amended, the Company must complete the construction of the project by April 15, 2002. The Company will not be able to complete construction within that time frame. While the FBOP has not asserted any default or made any claim, if the Company is not able to negotiate a contract amendment with the FBOP, then the FBOP may have the right to assert that the Company has not completed construction of the project within the time frame provided in the FBOP contract, as amended. In the event that the FBOP desires to continue with the Moshannon Valley Correctional Center, management expects that the contract will be amended to address cost and construction timing matters resulting from the extended delay. In the event that the FBOP decides not to continue with the Moshannon project and terminates the contract, management believes that the Company has the right to recover its invested costs. In the event any portion of these costs are determined not to be reimbursed upon contract termination, such costs would be expensed.
(8) The Cornell Interventions programs/facilities contract with numerous agencies throughout Illinois. Initial contract dates vary by agency and range from 1974 to 1997.
(9) The Company manages a therapeutic community drug and alcohol program within the state-operated Southwestern Illinois Correctional Center.

COMPETITION

         The Company's industry is currently characterized by a few large national operators focused primarily in the adult secure institutional sector and by a large number of smaller operators in the juvenile and pre-release sectors. Management believes its principal competitors are Corrections Corporation of America and Wackenhut Corrections Corporation.

         This high degree of concentration in the adult secure institutional sector is in contrast to the juvenile and pre-release sectors, where approximately 10,000 to 15,000 juvenile facilities and 2,000 local and regional pre-release facilities, approximately 600 of which are privately operated, are in operation nationwide.

EMPLOYEES

         At December 31, 2001, the Company had approximately 3,600 full-time employees and 283 part-time employees. The Company employs management, administrative and clerical, security, educational and counseling services, health services and general maintenance personnel. Approximately 375 employees at four of the Company's facilities are represented by unions. The Company believes its relations with its employees are good.

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

BUSINESS CONCENTRATION

         For the years ended December 31, 2001, 2000 and 1999, 20.8%, 18.5% and 19.8%, respectively, of the Company's consolidated revenues were derived from multiple contracts with the FBOP.

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

ITEM 3.  LEGAL PROCEEDINGS

         In March 2002, the Company, Steven W. Logan and John L. Hendrix, were named as defendants in two lawsuits styled GRAYDON WILLIAMS, ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED V. CORNELL COMPANIES, INC, ET AL., No. H-02-0866, in the United States District Court for the

Southern District of Texas, Houston Division, and RICHARD PICARD, ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED V. CORNELL COMPANIES, INC., ET AL., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division. The aforementioned lawsuits are putative class action lawsuits brought on behalf of all purchasers of the Company's common stock between March 6, 2001 and March 5, 2002. The lawsuits involve disclosures made concerning two prior transactions executed by the Company: the August 2001 sale/leaseback transaction and the 2000 synthetic lease transaction.
The plaintiffs allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, and/or Section 20(a) of the Exchange Act. The Company believes that it has good defenses to each of the plaintiffs' claims and intends to vigorously defend against each of the claims.

         Also in March 2002, the Company, its directors, and its independent auditor Arthur Andersen LLP, were sued in a derivative action styled as WILLIAM WILLIAMS DERIVATIVELY AND ON BEHALF OF NOMINAL DEFENDANT CORNELL COMPANIES, INC.
V. ANTHONY R. CHASE, ET AL., No. 2002-15614, in the 127th Judicial District Court of Harris County, Texas. The lawsuit alleges breaches of fiduciary duty by all of the individual defendants and asserts breach of contract and professional negligence claims only against Arthur Andersen LLP. The Company believes that it has good defenses to each of the plaintiff's claims and intends to vigorously defend against each of the claims.

         While the plaintiffs in these cases have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, operating results or cash flow.

         The Company currently and from time to time is subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries or for wrongful restriction of, or interference with, offender privileges and employment matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the Company's security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR CORNELL COMPANIES, INC. COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company is currently listed on the New York Stock Exchange ("NYSE") under the symbol "CRN." As of March 31, 2002, there were approximately 34 record holders of common stock. The quarterly high and low closing sales prices for the common stock from January 1, 2000 through March 31, 2002 are shown below:


                                                                                 HIGH            LOW
                                                                              ---------      ---------
          2000:
                First Quarter...............................................  $   11.00      $    7.56
                Second Quarter..............................................      11.00           6.56
                Third Quarter...............................................       9.00           6.13
                Fourth Quarter..............................................       8.19           3.50

          2001:
                First Quarter...............................................  $    8.25      $    5.69
                Second Quarter..............................................      15.00           7.90
                Third Quarter...............................................      18.11          13.40
                Fourth Quarter..............................................      17.90          14.10

          2002:
                First Quarter...............................................  $   18.21      $    9.96


         The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain excess cash flow, if any, for use in the operation and expansion of its business and does not anticipate paying cash dividends on the common stock in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and is dependent upon, among other factors, the Company's results of operations, financial condition, capital requirements, restrictions, if any, imposed by financing commitments and legal requirements. The Company's Amended and Restated Credit Agreement, dated as of July 21, 2000 ("2000 Credit Facility"), currently prohibits the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources--Long-Term Credit Facilities".

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


         The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                                                                      YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------------
                                                  2001(1)       2000(1)       1999(2)      1998(3)       1997(4)
                                                ---------     ---------     ---------    ---------     ---------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
   Revenues.................................    $ 265,250     $ 226,050     $ 176,967    $ 123,119     $  70,302
   Income from operations...................       31,018        29,653        22,249       12,589         5,630
   Income before income taxes,
     extraordinary charges and
     cumulative effect of change in
     accounting principle...................       11,793        13,507        13,844       10,104         5,553
   Income before extraordinary
     charges and cumulative effect
     of change in accounting principle......        6,835         7,969         8,306        6,062         3,554
   Extraordinary charges for early
     retirement of debt, net of income tax..       (2,946)           --            --           --            --
   Cumulative effect of change in accounting
     principle, net of income tax...........          770            --        (2,954)          --            --
   Net income...............................    $   4,659     $   7,969     $   5,352    $   6,062     $   3,554
   Earnings per share:
   - Basic
     Income before extraordinary charges
       and cumulative effect of change
       in accounting principle..............    $     .71     $     .85     $     .88    $     .64     $     .48
     Net income.............................    $     .48     $     .85     $     .57    $     .64     $     .48
   - Diluted
     Income before extraordinary charges
       and cumulative effect of change
       in accounting principle..............    $     .68     $     .84     $     .86    $     .62     $     .46
     Net income.............................    $     .46     $     .84     $     .55    $     .62     $     .46
   Number of shares used to compute EPS
     (in thousands):
       - Basic..............................        9,616         9,383         9,432        9,442         7,350
       - Diluted............................       10,069         9,495         9,660        9,772         7,740

OPERATING DATA:
   Total service capacity (5):
     Residential............................       11,267        11,318(6)     11,796        9,135         6,172
     Non-residential community-based........        4,177         3,046         3,049        1,390           900
                                                ---------     ---------     ---------    ---------     ---------
       Total................................       15,444        14,364(6)     14,845       10,525         7,072
   Service capacity in operation
     (end of period)........................       14,349        13,269        12,240        8,700         5,061
   Contracted beds in operation
     (end of period) (7)....................        9,503        10,061         9,029        7,310         4,161
   Average occupancy based on contracted
     beds in operation (7) (8)..............         95.9%         94.3%         95.8%        93.8%         97.6%
   Average occupancy excluding start-up
     operations (7).........................         96.3%         96.0%         97.0%        98.3%         97.6%

                                                                            DECEMBER 31,
                                                -----------------------------------------------------------------
                                                 2001(1)        2000(1)        1999(2)      1998(3)       1997(4)
                                                --------        -------        -------      -------       -------
                                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
   Working capital (deficit)................  $   97,814     $   29,703     $  (12,636)   $  16,828     $  26,220
   Total assets.............................     444,807        336,850        273,991      212,695       104,109
   Long-term debt, net of current portion...     238,768        191,722        101,500       98,407           138
   Stockholders' equity.....................     153,104        104,320         97,208       91,500        86,730


NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) The Company restated its financial statements for the year ended December 31, 2000 and for the nine months ended September 30, 2001. See Notes 2 and 13 to the Consolidated Financial Statements for additional information.
(2)      Includes the operations of Interventions-Illinois acquired in November
         1999.
(3) Includes the operations of the Great Plains Correctional Facility acquired in January 1998 and the Alaska facilities purchased from Allvest in August 1998.
(4) Includes the operations of Interventions-Texas and Abraxas acquired in January 1997 and September 1997, respectively.
(5) The Company's service capacity is comprised of the number of beds available for service upon completion of construction of residential facilities and the average program capacity of non-residential community-based programs.
(6) The Utah Department of Corrections ("Utah DOC") selected the Company's bid in June 1999 for the 490 bed Timpie Valley Correctional Facility subject to final contract negotiations. In 2000, the Utah DOC declined to pursue this project, therefore the Company's service capacity was reduced accordingly.
(7) Occupancy percentages are based on contracted service capacity of residential facilities in operation. Since certain facilities have service capacities that exceed contracted capacities, occupancy percentages can exceed 100% of contracted capacity.
(8) Occupancy percentages reflect less than normalized occupancy during the start-up phase of any applicable facility, resulting in a lower average occupancy in periods when the Company has substantial start-up activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a leading provider of privatized correctional, treatment and educational services outsourced by federal, state and local government agencies. The Company provides a diversified portfolio of services for adults and juveniles through its three operating divisions: (1) adult secure institutional services; (2) juvenile treatment, education and detention services and (3) pre-release correctional and treatment services. As of December 31, 2001, the Company had contracts to operate 69 facilities with a total service capacity of 15,444. The Company's facilities are located in 13 states and the District of Columbia.

         The following table sets forth for the periods indicated total service capacity, the service capacity and contracted beds in operation at the end of the periods shown and the average occupancy percentages.


                                                                                   YEAR ENDED DECEMBER 31,
                                                                            ------------------------------------
                                                                              2001          2000           1999
                                                                            --------     --------        -------
Total service capacity (1):
     Residential.........................................................     11,267       11,318(2)      11,796
     Non-residential community-based.....................................      4,177        3,046          3,049
                                                                            --------     --------        -------
       Total.............................................................     15,444       14,364(2)      14,845
Service capacity in operation (end of period)............................     14,349       13,269         12,240
Contracted beds in operation (end of period) (3).........................      9,503       10,061          9,029
Average occupancy based on contracted beds in operation (3) (4)..........       95.9%        94.3%          95.8%
Average occupancy excluding start-up operations (3)......................       96.3%        96.0%          97.0%


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

         From 1994 to 1999 the Company completed eight acquisitions. The acquisitions have generally targeted companies that assist the Company in penetrating new markets, diversifying its revenues and establishing a nationally recognized presence. To fulfill this strategy, the Company has acquired companies that have a reputation for high quality in the corrections and treatment industry.

         The Company derives substantially all its revenues from providing corrections, treatment and educational services outsourced by federal, state and local government agencies in the United States. Revenues for the Company's services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis or on a cost-plus reimbursement basis.

         Factors which the Company considers in determining the per diem rate to charge include (1) the programs specified by the contract and the related staffing levels; (2) wage levels customary in the respective geographic areas;
(3) whether the proposed facility is to be leased or purchased and (4) the anticipated average occupancy levels which the Company believes could reasonably be maintained.

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

         The Company is responsible for all facility operating expenses, except for certain debt service and lease payments with respect to facilities for which the Company has only a management contract (11 facilities in operation at December 31, 2001).

         A majority of the Company's facility operating expenses consist of fixed costs. These fixed costs include lease and rental expense, insurance, utilities and depreciation. As a result, when the Company commences operation of new or expanded facilities, fixed operating expenses increase. The amount of the Company's variable operating expenses, including food, medical services, supplies and clothing, depend on occupancy levels at the facilities operated by the Company. The Company's largest single operating expense, facility payroll expense and related employment taxes and costs, has both a fixed and a variable component. The Company can adjust the staffing levels and payroll expense to a certain extent based on occupancy at a facility, but a minimum fixed number of employees is required to operate and maintain any facility regardless of occupancy levels. Personnel costs are subject to increase in tightening labor markets based on local economic and other conditions.

         Following a contract award, the Company incurs pre-opening and start-up expenses including payroll, benefits, training and other operating costs prior to opening a new or expanded facility and during the period of operation while occupancy is ramping up. These costs vary by contract. Since pre-opening and start-up costs are factored into the revenue per diem rate that is charged to the contracting agency, the Company typically expects to recover these upfront costs over the life of the contract. Because occupancy rates during a facility's start-up phase typically result in capacity under-utilization for at least 90 to 180 days, the Company may incur additional post-opening start-up costs. The Company does not anticipate post-opening start-up costs at facilities operating under any future contracts with the FBOP because these contracts are currently take-or-pay, meaning that the FBOP will pay the Company at least 95% of the contractual monthly revenue once the facility opens regardless of actual occupancy.

         Newly opened facilities are staffed according to contract requirements when the Company begins receiving offenders or clients. Offenders or clients are typically assigned to a newly opened facility on a phased-in basis over a one- to six-month period, although certain programs require a longer time period to reach break-even occupancy levels. The Company incurs start-up operating losses at new facilities until break-even occupancy levels are reached. Although the Company typically recovers these upfront costs over the life of the contract, quarterly results can be substantially affected by the timing of the commencement of operations as well as development and construction of new facilities.

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

         General and administrative expenses consist primarily of costs for the Company's corporate and administrative personnel who provide senior management, finance, accounting, human resources, payroll, information systems and other services and costs of business development.

RECENT DEVELOPMENTS

         On February 6, 2002, the Company announced that a Special Committee of the Audit Committee of the Board of Directors had been formed to review the accounting treatment for its August 2001 sale/leaseback transaction (the "2001 Sale and Leaseback Transaction"). The Company entered into a retainer agreement with an investment bank dated September 2001, which, as amended, provides that (1) the Company pay the investment bank a non-refundable retainer fee of $3.65 million to provide financial advisory services concerning separate future financing vehicles and the strategic development of the Company's business and (2) the retainer will be applied on a mutually agreed upon basis toward future contingent fees associated with investment banking services that may be provided to the Company. The review focused on whether the retainer agreement and the payment of the fee affected the previously reported accounting treatment for the 2001 Sale and Leaseback Transaction.

         The Special Committee, which was composed solely of independent directors, retained independent counsel, who retained an accounting advisor, to assist the Special Committee in its review. The Special Committee was formed and conducted its review in response to correspondence dated January 31, 2002 and February 1, 2002 from the Company's independent auditors to its Audit Committee regarding the 2001 Sale and Leaseback Transaction. In the course of its review and pursuant to a third letter from the Company's independent auditors addressed to the Company's Chairman dated February 21, 2002, the Special Committee also reviewed the accounting treatment for the Company's 2000 synthetic lease transaction. The review of the synthetic lease transaction focused on whether a fee was paid pursuant to an engagement letter between the Company and two financial institutions participating in the transaction and the impact of the fee on the previously reported accounting treatment.

         At the conclusion of its review, among other things, the Special Committee recommended to the Board of Directors that:

o based on various considerations, the Company's financial statements for 2000 and the first three quarters of 2001 should be restated to reflect the consolidation of the 2001 Sale and Leaseback Transaction and the 2000 synthetic lease transaction; and

o actions should be taken to strengthen further the Company's internal controls.

         While the Company believes there are reasonable arguments supporting the previously reported accounting treatment of the 2001 Sale and Leaseback Transaction and the 2000 synthetic least transaction, following discussions with its independent auditors and its advisors, and in view of anticipated changes in accounting rules, the market and regulatory environment currently existing and a desire to reach a final resolution of these matters as quickly as possible, the Company decided to consolidate both transactions for financial accounting purposes. As a result, the Company has restated its financial statements for 2000 and the first three quarters of 2001 to reflect the consolidation of the 2001 Sale and Leaseback Transaction and the 2000 synthetic lease transaction.

         These restatements are reflected in the selected unaudited quarterly financial data set forth in Note 14 to the Consolidated Financial Statements. The restatements of the financial data for the year ended and as of December 31, 2000 are reflected in the audited financial statements included herewith.

         On April 16, 2002, the Board of Directors amended the Company's Bylaws. Among other things, the amendments establish an executive chairman position, clarify specific levels of authority for members of senior management and identify appropriate limits on such authority. Pursuant to board action, Harry J. Phillips, Jr., the Company's Chairman, will serve as the Executive Chairman of the Company, Steven W. Logan will serve as President, Thomas R. Jenkins will continue to serve as the Chief Operating Officer of the Company, and John L. Hendrix will continue to serve as the Chief Financial Officer of the Company. The Board of Directors is considering additional actions to strengthen further the Company's internal controls.

         As a result of the Company's Special Committee review of certain Company transactions, the restatement of the Company's 2000 and 2001 financial statements and related matters, management expects to recognize a non-recurring pre-tax charge of approximately $1.6 million for legal, accounting and other professional fees for the quarter ended March 31, 2002. See Notes 2 and 13 to the Consolidated Financial Statements.

         Additionally, certain waivers and amendments to the Company's credit agreements were obtained by the Company in connection with the restatement of its financial statements during the first quarter of 2002. As a result of these waivers and amendments, the Company will recognize a pre-tax charge to interest expense of approximately $800,000 for the quarter ended March 31, 2002 for lenders' fees and related professional fees.

RESULTS OF OPERATIONS

         The Company's historical operating results reflect a significant expansion of the Company's business. Material fluctuations in the Company's results of operations are principally the result of the timing and effect of acquisitions, the level of new contract development activity conducted by the Company, and occupancy rates at Company-operated facilities and extraordinary and non-recurring charges. The Company's acquisitions have been accounted for using the purchase method of accounting, whereby the operating results of the acquired businesses have been reported in the Company's operating results since the date of acquisition.

         The following table sets forth for the periods indicated the percentages of revenues represented by certain items in the Company's historical consolidated statements of operations:


                                                                                       YEAR ENDED DECEMBER 31,
                                                                                --------------------------------
                                                                                 2001         2000         1999
                                                                                ------       ------       ------
                                                                                           (RESTATED)

Revenues ....................................................................    100.0%       100.0%       100.0%
Operating expenses...........................................................     77.6         77.2         76.8
Pre-opening and start-up expenses............................................      1.4          1.0          1.7
Depreciation and amortization................................................      3.5          3.3          3.3
General and administrative expenses..........................................      5.8          5.3          5.6
                                                                                ------       ------       ------
Income from operations.......................................................     11.7         13.2         12.6
Interest expense, net........................................................      7.9          7.3          4.8
Minority interest in losses of consolidated special purpose entities.........      (.6)         (.1)          --
                                                                                ------       ------       ------
Income before income taxes, extraordinary charges and
     cumulative effect of change in accounting principle.....................      4.4          6.0          7.8
Provision for income taxes...................................................      1.8          2.5          3.1
                                                                                ------       ------       ------
Income before extraordinary charge and cumulative effect
     of change in accounting principle ......................................      2.6%         3.5%         4.7%
                                                                                ======       ======       ======

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000 (RESTATED)

         REVENUES. Revenues increased 17.3% to $265.3 million for the year ended December 31, 2001 from $226.1 million for the year ended December 31, 2000.

         Adult secure institutional division revenues increased 9.5% to $99.8 million for the year ended December 31, 2001 from $91.2 million for the year ended December 31, 2000 due principally to (1) the final 550 bed expansion at the D. Ray James Prison which began housing inmates late in the first quarter of 2000 and reached a full occupancy level late in the second quarter of 2000, (2) per diem rate increases realized in 2001, (3) the commencement of a management contract at the Valencia County Detention Center in the fourth quarter of 2000 and (4) increased occupancy at the Great Plains Correctional Facility as compared to the year ended December 31, 2000. The increase in revenue was offset, in part, by a reduction in occupancy at the Santa Fe County Detention Center. The Company's contract to manage the Santa Fe County Detention Center expired effective September 30, 2001. Revenues for the Santa Fe County Detention Center were $5.1 million for the nine months ended September 30, 2001. There were no revenues attributable to start-up operations for the year ended December 31, 2001. Additionally, during the fourth quarter of 2000, the Company entered into a license agreement with its construction contractor that conveyed certain rights to the design of an adult secure institution. A non-recurring license agreement payment of $950,000 was recognized as revenue by the Company. The Company has not licensed such designs in prior years and does not expect to generate significant revenues from such activity in future periods. Revenues attributable to start-up operations for the year ended December 31, 2000 were $44,000 and related to the expansion of the D. Ray James Prison. Average occupancy, excluding start-up operations in 2000, was 97.0% for the year ended December 31, 2001 compared to 97.6% for the year ended December 31, 2000.

         Juvenile division revenues increased 35.1% to $116.3 million for the year ended December 31, 2001 from $86.0 million for the year ended December 31, 2000 principally due to (1) the opening of the New Morgan Academy in the fourth quarter of 2000, (2) the commencement of a management contract at the Alexander Youth Center in the third quarter of 2001, (3) the opening of the William Penn Harrisburg Alternative School in the third quarter of 2001, (4) increased occupancy at the Cornell Abraxas Center for Adolescent Females, or ACAF, due to a facility expansion completed early in 2001, (5) increased occupancy at various facilities including the Griffin Juvenile facility and (6) the commencement of a management contract at the Schaffner Youth Center. Revenues attributable to start-up operations were $2.8 million for the year ended December 31, 2001 and related to the operations of the New Morgan Academy and an expansion of ACAF. Revenues attributable to start-up operations were $1.2 million for the year ended December 31, 2000 and related to the operations of the New Morgan Academy. Average occupancy, excluding start-up operations, was 91.2% for the year ended December 31, 2001 compared to 91.3% for the year ended December 31, 2000.

         Pre-release division revenues increased to $49.2 million for the year ended December 31, 2001 from $48.9 million for the year ended December 31, 2000 due to increased average occupancy at various facilities offset by a reduction in revenue due to the terminations of the San Diego Center and Durham Treatment Center contracts as of January 31, 2001 and June 30, 2001, respectively. Average occupancy was 98.6% for the year ended December 31, 2001 compared to 94.2% for the year ended December 31, 2000.

         OPERATING EXPENSES. Operating expenses increased 17.9% to $205.8 million for the year ended December 31, 2001 from $174.6 million for the year ended December 31, 2000.

         Adult secure institutional division operating expenses increased 9.4% to $74.6 million for the year ended December 31, 2001 from $68.2 million for the year ended December 31, 2000 due principally to (1) the final 550 bed expansion of the D. Ray James Prison, which began housing inmates late in the first quarter of 2000 and reached a full occupancy level late in the second quarter of 2000, (2) increased personnel costs due to contractual wage increases at the Big Spring Complex associated with receiving an increase in per diem revenue, (3) the commencement of a management contract at the Valencia County Detention Center in the fourth quarter of 2000 and (4) increased operating expenses at the Great Plains Correctional Facility due to increased occupancy as compared to the year ended December 31, 2000. The increase in operating expenses was offset, in part, by a reduction in occupancy at the Santa Fe County Detention Center. The Company's contract to manage the Santa Fe County Detention Center expired effective September 30, 2001. For the year ended December 31, 2000, secure division operating expenses included a provision for bad debts of approximately $1.2 million related to the Santa Fe County Detention Center. As a percentage of adult secure institutional division revenues, excluding start-up operations and the $950,000 license agreement revenue in 2000, adult secure institutional division operating expenses were 74.8% for the year ended December 31, 2001 compared to 75.0% for the year ended December 31, 2000.

         Juvenile division operating expenses increased 27.8% to $93.8 million for the year ended December 31, 2001 from $73.4 million for the year ended December 31, 2000. The increase in operating expenses was due to (1) the opening of the New Morgan Academy in the fourth quarter of 2000, (2) the commencement of a management contract at the Alexander Youth Center in the third quarter of 2001, (3) the opening of the William Penn Harrisburg Alternative School in the third quarter of 2001, (4) increased operating expenses at ACAF due to a facility expansion, (5) the commencement of a management contract at the Schaffner Youth Center and (6) increased occupancy at various facilities including the Griffin Juvenile Facility. As a percentage of juvenile division revenues, excluding start-up operations, juvenile division operating expenses were 82.7% for the year ended December 31, 2001 compared to 84.4% for the year ended December 31, 2000. The decline in the 2001 operating margin was due principally to the operations of the Alexander Youth Center.

         Pre-release division operating expenses increased 4.5% to $37.4 million for the year ended December 31, 2001 from $35.8 million for the year ended December 31, 2000 due principally to increased average occupancy at various facilities offset, in part, by a reduction to operating expenses due to the termination of the San Diego Center and Durham Treatment Center contracts as of January 31, 2001 and June 30, 2001, respectively. As a percentage of pre-release division revenues pre-release division operating expenses were 76.1% for the year ended December 31, 2001 compared to 73.1% for the year ended December 31, 2000. The decline in the 2001 operating margin was due principally to increased personnel and employee retention costs and utility costs due to the termination of the San Diego Center and Durham Treatment Center contracts as of January 31, 2001 and June 30, 2001, respectively.

         PRE-OPENING AND START-UP EXPENSES. Pre-opening and start-up expenses were $3.9 million for the year ended December 31, 2001 and were attributable to the pre-opening and start-up activities of the New Morgan Academy, which opened in the fourth quarter of 2000, and an expansion of ACAF. Pre-opening and start-up expenses were $2.3 million for the year ended December 31, 2000 and were attributable to the pre-opening and start-up activities of the New Morgan Academy, the final 550 bed expansion at the D. Ray James Prison in the first quarter of 2000 and the Moshannon Valley Correctional Center. Revenues associated with start-up operations were $2.8 million and $1.3 million for the years ended December 31, 2001 and 2000, respectively.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 24.3% to $9.3 million for the year ended December 31, 2001 from $7.5 million for the year ended December 31, 2000. The increase was due to (1) depreciation related to the New Morgan Academy which began operations in the fourth quarter of 2000, (2) the completion of a 150 bed expansion at the Big Spring Complex in the first quarter of 2001, (3) the purchase and renovation of a building for the expansion of ACAF, (4) depreciation of furniture and equipment purchased for the New Morgan Academy, (5) the write-off of leasehold improvements at the

Durham Treatment Center due to its contract termination and (6) various facility improvements and furniture and equipment purchases.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 27.2% to $15.3 million for the year ended December 31, 2001 from $12.0 million for the year ended December 31, 2000. Included in general and administrative expenses for the year ended December 31, 2001 were non-recurring charges of $668,000 related to the write-off of deferred acquisition costs associated with the Fort Greeley, Alaska project and a $200,000 charge for legal costs related to the class action lawsuits. The remaining increase in general and administrative expenses resulted primarily from retention and incentive bonus costs, costs for additional personnel providing public affairs and business development services, certain consulting and legal costs and other administrative infrastructure costs. Excluding the $668,000 and $200,000 charges in the 2001 period, general and administrative expenses were 5.4% and 5.5% of revenues for the year ended December 31, 2001 and 2000, respectively.

         INTEREST. Interest expense, net of interest income, increased to $20.9 million for the year ended December 31, 2001 from $16.4 million for the year ended December 31, 2000. In August 2001, MCF issued $197.4 million of 8.47% bonds due in August 2016 in connection with the 2001 Sale and Leaseback Transaction. Proceeds from the 2001 Sale and Leaseback Transaction were used by the Company, in part, to repay $70.0 million outstanding under the Company's revolving line of credit and $50.0 million of outstanding 7.74% Senior Secured Notes. Additionally, in December 2001, the Company repaid $39.4 million of 12.875% notes under its Note and Equity Purchase Agreement ("Subordinated Notes") with proceeds from an offering and sale of its common stock. For the year ended December 31, 2001, interest expense increased due to (1) the increased borrowings of MCF, (2) increased borrowings under the Company's synthetic lease to finance the construction of the New Morgan Academy which began operations in the fourth quarter of 2000, and (3) a non-recurring charge of $818,000 to write-off a portion of unamortized deferred debt issuance costs related to the Company's 2000 Credit Facility as a result of the repayment of all outstanding borrowings and an associated reduction in the credit commitment. For the year ended December 31, 2001 the Company capitalized interest of $1.3 million related to the construction of the Moshannon Valley Correctional Center. Capitalized interest for the year ended December 31, 2000 was $2.0 million and related to the construction of the New Morgan Academy and the Moshannon Valley Correctional Center.

         MINORITY INTEREST IN LOSSES OF CONSOLIDATED SPECIAL PURPOSE ENTITIES. Minority interest in consolidated special purpose entities represents third party equity contributed to the special purpose entities consolidated by the Company for financial reporting purposes. Minority interest is adjusted for income and losses of the special purpose entities. When the cumulative losses of MCF exceed the equity which is recorded as minority interest by the Company, the excess losses will be recorded in the Company's Consolidated Statement of Operations. Notwithstanding any additional third party equity contributions, management estimates that the cumulative losses of MCF will exceed the recorded minority interest of MCF during the first quarter of 2002. The cumulative losses of the Synthetic Lease Investor exceeded the recorded minority interest of the Synthetic Lease Investor during the third quarter of 2001.

         INCOME TAXES. For the years ended December 31, 2001 and 2000, the Company recognized a provision for income taxes at an estimated effective rate of 42.0% and 41.0%, respectively. The increase in the effective rate was due to increased taxable income in certain states having higher rates.

YEAR ENDED DECEMBER 31, 2000 (RESTATED) COMPARED TO YEAR ENDED DECEMBER 31, 1999

         REVENUES. Revenues increased 27.7% to $226.1 million for the year ended December 31, 2000 from $177.0 million for the year ended December 31, 1999.

         Adult secure institutional division revenues increased 19.9% to $91.2 million for the year ended December 31, 2000 from $76.0 million for the year ended December 31, 1999 due principally to (1) the final 550 bed expansion of the D. Ray James Prison which began housing inmates late in the first quarter of 2000 and reached a full occupancy level late in the second quarter of 2000, (2) the opening of the additional 450 bed second phase of the D. Ray James Prison in the first quarter of 1999, (3) expansions at the Big Spring Complex completed in the fourth quarter of 1999 and the first quarter of 2000 and (4) the opening of the Valencia County Detention Center in the fourth quarter of 2000. These revenue increases were offset, in part, by reductions in occupancy at certain facilities including a temporary reduction at the Great Plains Correctional Facility. As of December 31, 2000, occupancy at these facilities had returned to normal occupancy levels. Additionally, during the fourth quarter of 2000, the Company entered into a license agreement with its construction contractor that conveyed certain rights to the design of an adult secure institution. A non-recurring license agreement payment of $950,000 was recognized as revenue by the Company. The Company has not licensed such designs in prior years and does not expect to generate significant revenues from such activity in future periods. Revenues attributable to start-up operations were approximately $44,000 and $866,000 for the years ended December 31, 2000 and 1999, respectively, and related primarily to the D. Ray James Prison expansions.

         Juvenile division revenues increased 28.2% to $86.0 million for the year ended December 31, 2000 from $67.1 million for the year ended December 31, 1999 due to (1) the operations of the juvenile facilities and programs acquired from Interventions - Illinois in November 1999, (2) increased occupancy at the Cornell Abraxas I facility due to a facility expansion completed in the fourth quarter of 1999, (3) the opening of the Cornell Abraxas Youth Center late in the first quarter of 1999, (4) increased occupancy at certain facilities including the Santa Fe County Juvenile Detention Facility and the Griffin Juvenile Facility, (5) the opening of the New Morgan Academy in the fourth quarter of 2000, and (6) the addition of various new programs during 1999 including two new non-residential mental health programs and one new residential mental health program in Pennsylvania. Revenues attributable to start-up operations were $1.2 million and $432,000, for the years ended December 31, 2000 and 1999, respectively. For the year ended December 31, 2000, revenues attributable to start-up operations related primarily to the New Morgan Academy. For the year ended December 31, 1999 revenues attributable to start-up operations related to the opening of two new residential facilities and three new non-residential programs.

         Pre-release division revenues increased 44.4% to $48.9 million for the year ended December 31, 2000 from $33.8 million for the year ended December 31, 1999 due principally to (1) the operations of the pre-release facilities and programs acquired from Interventions - Illinois in November 1999, (2) the opening of a new facility in Nome, Alaska late in the third quarter of 1999, and
(3) increased occupancy at various facilities including the Leidel Comprehensive Sanctions Center, the Reid Community Correctional Center and the Dallas County Judicial Treatment Center. Revenues attributable to start-up operations were $0 and $122,000 for the years ended December 31, 2000 and 1999, respectively. Revenues attributable to start-up operations for the year ended December 31, 1999 related to the new facility in Nome, Alaska.

         OPERATING EXPENSES. Operating expenses increased 28.5% to $174.6 million for the year ended December 31, 2000 from $135.9 million for the year ended December 31, 1999. For the years ended December 31, 2000 and 1999, operating expenses included approximately $3.9 million and $308,000, respectively, of rent expense resulting from the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999. This operating rent expense was largely offset by a reduction of depreciation and interest expense.

         Adult secure institutional division operating expenses increased 23.8% to $68.2 million for the year ended December 31, 2000 from $55.1 million for the year ended December 31, 1999 due principally to (1) the final 550 bed expansion of the D. Ray James Prison, which began housing inmates late in the first quarter of 2000 and reached a full occupancy level late in the second quarter of 2000,
(2) the opening of the additional 450 bed second phase of the D. Ray James Prison in the first quarter of 1999, (3) increased occupancy at the Big Spring Complex due to expansions completed in the fourth quarter of 1999 and the first quarter of 2000, and (4) the opening of the Valencia County Detention Center in the fourth quarter of 2000. As a percentage of adult secure institutional division revenues, excluding start-up operations and the $950,000 license agreement revenue, adult secure institutional division operating expenses were 75.0% for the year ended December 31, 2000 compared to 70.1% for the year ended December 31, 1999. The 2000 operating margin was impacted unfavorably due to (1) the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999, (2) a reduction in occupancy at the Great Plains Correctional Facility offset, in part, by the expansion of the D. Ray James Prison, (3) a $1.2 million bad debt provision related to a Santa Fe County Adult Detention Facility contract dispute and (4) a reduction to operating expenses during the year ended December 31, 1999 of $1.0 million at the Santa Fe County Adult Detention Facility resulting from a cost sharing agreement with the Company's construction contractor.

         Juvenile division operating expenses increased 27.4% to $73.4 million for the year ended December 31, 2000 from $57.6 million for the year ended December 31, 1999. The increase in operating expenses was due to (1) the juvenile facilities and programs acquired from Interventions - Illinois in November 1999, (2) increased occupancy at the Cornell Abraxas I facility due to a facility expansion completed in the fourth quarter of 1999, (3) the opening of the Cornell Abraxas Youth Center late in the first quarter of 1999, (4) increased occupancy at certain facilities including the Santa Fe County Juvenile Detention Facility and the Griffin Juvenile Facility, (5) the opening of the New Morgan Academy in the fourth quarter of 2000, and (6) the addition of various programs including two new non-residential mental health programs and one residential mental health facility in Pennsylvania. As a percentage of juvenile division revenues, excluding start-up operations, juvenile division operating expenses were 84.4% for the year ended December 31, 2000 compared to 85.3% for the year ended December 31, 1999. The improved operating margin for the year ended December 31, 2000 compared to the year ended December 31, 1999 was due principally to the higher occupancy levels and revenue of certain facilities including Cornell Abraxas I, the Cornell Abraxas Youth Center, the Griffin Juvenile Facility and the Santa Fe County Juvenile Detention Facility. These operating margin improvements were offset, in part, by a margin reduction due to the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999.

         Pre-release division operating expenses increased 37.8% to $35.7 million for the year ended December 31, 2000 from $25.9 million for the year ended December 31, 1999 due principally to (1) the pre-release facilities and programs acquired from Interventions - Illinois in November 1999, (2) the opening of a new facility in Nome, Alaska late in the third quarter of 1999 and
(3) increased occupancy at various facilities including the Leidel Comprehensive Sanctions Center, the Reid Community Correctional Center and the Dallas County Judicial Treatment Center. As a percentage of pre-release division revenues, excluding start-up operations, pre-release division operating expenses were 73.1% for the year ended December 31, 2000 compared to 75.4% for the year ended December 31, 1999. The improved operating margin for the year ended December 31, 2000 compared to the year ended December 31, 1999 was due principally to higher occupancy and revenues at certain facilities. These operating margin improvements were offset, in part, by margin reductions due to the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999.

         PRE-OPENING AND START-UP EXPENSES. Pre-opening and start-up expenses were $2.3 million for the year ended December 31, 2000 and were primarily attributable to the pre-opening and start-up activities of the New Morgan Academy which opened in the fourth quarter of 2000 and the final 550 bed expansion at the D. Ray James Prison in the first quarter of 2000. Pre-opening and start-up expenses were $2.9 million for the year ended December 31, 1999 and were attributable to the pre-opening and start-up activities of an additional 450 beds in the D. Ray James Prison, the Cornell Abraxas Youth Center during the first quarter of 1999 and other new juvenile programs in Pennsylvania and a new pre-release facility in Alaska. Revenues associated with start-up operations were $1.3 million and $1.5 million for the years ended December 31, 2000 and 1999, respectively.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 24.2% to $7.5 million for the year ended December 31, 2000 from $6.0 million for the year ended December 31, 1999 due to (1) depreciation of buildings, furniture and equipment and amortization of non-compete agreements related to the acquisition of Interventions - Illinois in November 1999, (2) the completion of the expansions at the Big Spring Complex, (3) the completion of the additional 450 bed expansion in the first quarter of 1999 and the final 550 bed expansion in the first quarter of 2000 of the D. Ray James Prison, and (4) depreciation related to the New Morgan Academy and Taylor Street Center buildings financed through the Company's Synthetic Lease financing agreement. These increases were partially offset due to the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999 and due to the Company's change in the estimated useful lives of certain adult secure institutions effective July 1, 1999.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 21.1% to $12.0 million for the year ended December 31, 2000 from $9.9 million for the year ended December 31, 1999. The increase in general and administrative expenses resulted principally from the centralization of certain administrative functions and increases in public relations efforts and information technology infrastructure. Additionally, for the years ended December 31, 2000 and 1999, general and administrative expenses included approximately $820,000 and $93,000, respectively, of rent expense resulting from the sale and leaseback of certain owned furniture and equipment during the fourth quarter of 1999. This rent expense was largely offset by a reduction of depreciation and interest expense. Excluding the rent expense resulting from the 1999 sale and leaseback of certain furniture and equipment, general and administrative expenses for the year ended December 31, 2000 increased 13.9% compared to the year ended December 31, 1999.

         INTEREST. Interest expense, net of interest income, increased to $16.4 million for the year ended December 31, 2000 from $8.4 million for the year ended December 31, 1999 due principally to (1) increased borrowings to fund the acquisition of Interventions - Illinois in November 1999, various facility expansions and the associated increases in working capital, (2) increased borrowings to fund the construction of the New Morgan Academy and the Moshannon Valley Correctional Center and (3) increases in base interest rates and the Company's interest rate margin on its 2000 Credit Facility (see Note 6 to the Consolidated Financial Statements). Capitalized interest for the year ended December 31, 2000 was $2.0 million and related to the construction of the New Morgan Academy and the Moshannon Valley Correctional Center and expansions at the Big Spring Complex. During the year ended December 31, 1999, the Company capitalized interest totaling $1.2 million related to the construction of the D. Ray James Prison.

         MINORITY INTEREST IN LOSSES OF CONSOLIDATED SPECIAL PURPOSE ENTITIES. Minority interest in consolidated special purpose entities represents third party equity contributed to the special purpose entity. Minority interest is adjusted for income and losses of the special purpose entity. When the cumulative losses of a special purpose entity exceed the equity which is recorded as minority interest by the Company, the excess losses are recorded in the Company's Consolidated Statements of Operations. The cumulative losses of the Synthetic Lease Investor exceeded the recorded minority interest of the Synthetic Lease Investor during the third quarter of 2001.

         INCOME TAXES. For the year ended December 31, 2000 and 1999, the Company recognized a provision for income taxes at an estimated effective rate of 41% and 40%, respectively. The increase in the estimated effective tax rate for the year ended December 31, 2000 as compared to the year ended December 31, 1999 was due primarily to increased taxable income in certain higher taxing states.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. The Company's primary capital requirements are for (1) construction of new facilities, (2) expansions of existing facilities, (3) working capital, (4) pre-opening and start-up costs related to new operating contracts, (5) acquisitions, (6) information systems hardware and software, and
(7) furniture, fixtures and equipment. Working capital requirements generally increase immediately prior to the Company commencing management of a new facility as the Company incurs start-up costs and purchases necessary equipment and supplies before facility management revenue is realized.

         2001 COMMON STOCK OFFERING. On November 30, 2001 the Company completed an offering of its common stock. Net proceeds to the Company from the sale of the 3,450,000 newly issued shares were approximately $43.8 million. The Company used a portion of the proceeds to repay outstanding borrowings of $39.4 million and retired the notes under its Note and Equity Purchase Agreement (the "Subordinated Notes") entered into in July 2000.

         2001 SALE AND LEASEBACK TRANSACTION. On August 14, 2001, the Company completed the 2001 Sale and Leaseback Transaction, an arms' length sale and leaseback transaction involving 11 of its real estate facilities. The Company sold the facilities to an unaffiliated company, Municipal Corrections Finance L.P. ("MCF"), and is leasing them back for an initial period of 20 years, with approximately 25 years of additional renewal period options.

         MCF is an unaffiliated special purpose entity ("SPE"). Under current accounting rules, an SPE must maintain at least a 3% ownership interest throughout the life of the lease. In September 2001, the Company entered into a separate retainer agreement, thereafter amended, with affiliates of the equity investor in MCF ("MCF Equity Investor"), and in November 2001, paid the retainer fee of $3.65 million for financial advisory services for separate potential future financing projects and the strategic development of the Company's business. The retainer will be applied on a mutually agreed upon basis toward future contingent fees associated with investment banking services that are expected to be provided to the Company. Under certain accounting interpretations, this retainer has been deemed to reduce the equity investment in MCF to below the required 3% level. Therefore, for financial reporting purposes only, the Company has consolidated the assets, liabilities, and results of operations of MCF in the Company's accompanying consolidated financial statements beginning August 14, 2001. As a result of consolidating the assets and liabilities of MCF, the Company's consolidated financial statements reflect the depreciation expense on the associated properties and interest expense on the bond debt of MCF used to finance MCF's acquisition of the 11 facilities in the 2001 Sale and Leaseback Transaction.

         MCF issued $197.4 million of 8.47% bonds due August 2016. The Company used $120.0 million of the $173 million of proceeds received by the Company from the sale of such facilities to repay the Company's long-term senior debt and invested the remaining proceeds of approximately $53.0 million in short-term securities.

         The Company's consolidated financial statements include the financial statements of MCF as of August 14, 2001 and thereafter. See Note 2 to the consolidated financial statements for discussion of the sale-leaseback transaction, the consolidation of MCF, and the restatement of the Company's financial statements for the quarter ended September 30, 2001.

         LONG-TERM CREDIT FACILITIES. On August 14, 2001, the Company repaid $70.0 million outstanding under its revolving line of credit with a portion of the proceeds from the 2001 Sale and Leaseback Transaction. In connection with the repayment, the Company amended its 2000 Credit Facility, which now provides for borrowings of up to $45.0 million under a revolving line of credit. The commitment amount is reduced by

$1.6 million quarterly beginning July 2002. The amended 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 2.0%, or a rate which is 3.0% above the applicable LIBOR rate. The amended 2000 Credit Facility is secured by substantially all of the Company's assets, including the stock of all of the Company's subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain leverage, net worth and debt service coverage covenants. Due in part to the consolidation of MCF as of August 14, 2001, the Company was not in compliance with certain covenants required by the 2000 Credit Facility. On April 5, 2002, the 2000 Credit Facility was amended to waive such non-compliance and to revise the covenants to levels that accommodate the Company's consolidation of special purpose entities in its Consolidated Balance Sheet and Statements of Operations. As a result of this waiver and amendment, the Company paid fees and will recognize a pre-tax charge to interest expense of approximately $800,000 during the first quarter of 2002. On April 11, 2002, the Company obtained a waiver from the lenders under the 2000 Credit Facility regarding the pending contractual default for the Moshannon Valley Correctional Center's construction delay.

         As a result of the reduction of the revolving line of credit commitment in August 2001, the Company recognized a non-recurring charge of approximately $818,000 to interest expense representing a portion of the unamortized deferred debt issuance costs related to the 2000 Credit Facility.

         Additionally, the amended 2000 Credit Facility provides the Company with the ability to enter into lease financing arrangements for the acquisition or development of operating facilities. This lease financing arrangement provides for funding to the lessor under the leases of up to $100.0 million, of which approximately $49.9 million had been utilized as of December 31, 2001. The Company expects to utilize the remaining capacity under this lease financing arrangement to complete construction of the Moshannon Valley Correctional Center. The Company pays commitment fees at a rate of 0.5% annually for the unused portion of the lease financing capacity.

         The Company's lease financing arrangement under its 2000 Credit Facility is a "synthetic lease". A synthetic lease is a form of lease financing that qualifies for operating lease accounting treatment and, when all criteria pursuant to generally accepted accounting principles (GAAP) are met, is kept "off-balance sheet". Under such a structure, the owner/lessor of the properties ("Synthetic Lease Investor") could be considered a virtual SPE when it obtains debt and equity capital to finance the project(s) and leases the projects to a company. This financial structure was used to finance the construction of the New Morgan Academy completed in the first quarter of 2001, the acquisition of the Taylor Street Center building in early 1999, and the construction-to-date of the Moshannon Valley Correctional Center which is still in process. The synthetic lease used to finance the above projects was originally entered into in December 1998 and was amended in July 2000 whereby the available financing was increased from $40 million to $100 million and the lease term extended to July 2005.

         Under current accounting rules, the Synthetic Lease Investor in a virtual SPE must maintain at least a 3% equity ownership interest in the property throughout the life of the lease. The Company's synthetic lease documents, as amended in July 2000, provide for the equity investor to fund 3.5% of project costs. There are provisions in the lease and related credit documents for the lenders and Synthetic Lease Investor to fund and be paid interest, yield and fees. Under current GAAP rules, the payment of any yield and fees to the investors is required to be treated as a return of capital rather than a return on capital.

         The Synthetic Lease Investor for the above projects received certain customary payments to assist as co-arranger in the structure of the initial $40 million synthetic lease facility in 1998 and in July 2000 when the synthetic lease facility was increased to $100 million. Although the Company does not believe the lessor is a special purpose entity, the lessor could be considered as a "virtual" special purpose entity under certain accounting interpretations. Therefore, these payments could be interpreted to reduce the Synthetic Lease

Investor's equity ownership in the leased projects below the required 3% level as of the second quarter of 2000. If that were the case, these synthetic leases would no longer qualify for off-balance sheet treatment beginning in the second quarter of 2000. Accordingly, the assets and liabilities and results of operations of the synthetic lease owned by the Synthetic Lease Investor are consolidated in the Company's financial statements beginning in the second quarter of 2000. See "-Recent Developments."

         As a result of consolidating the synthetic lease assets and liabilities, the Company's accompanying consolidated financial statements reflect the depreciation expense on the associated properties and interest expense related to the Synthetic Lease Investor's debt, instead of rent expense.

         The Synthetic Lease Investor's Note A and Note B have total credit commitments of $81.4 million and $15.1 million, respectively. The Synthetic Lease Investor's Notes A and B are cross collateralized with the Company's revolving line of credit and contain cross default provisions.

         On August 14, 2001, the Company repaid the $50.0 million of outstanding 7.74% Senior Secured Notes with a portion of the proceeds from the 2001 Sale and Leaseback Transaction.

         EXTRAORDINARY CHARGES. In August 2001, the Company used a portion of the net proceeds from the 2001 Sale and Leaseback Transaction to retire $50.0 million of outstanding 7.74% Senior Secured Notes which had a maturity date of July 15, 2010. As a result, the Company recognized an extraordinary charge of $479,000 (net of related income taxes of $333,000) in the third quarter of 2001 due to the write-off of unamortized deferred debt issuance costs related to the Senior Secured Notes.

         In December 2001, the Company repaid the $39.4 million outstanding on its Subordinated Notes which had a maturity date of July 21, 2007. As a result, the Company recognized an extraordinary charge of $2.5 million (net of related income taxes of $1.7 million) in the fourth quarter of 2001 comprised of the write-offs of unamortized deferred debt issuance costs and debt discount and assessed contractual prepayment fees.

         NEW FACILITIES AND PROJECT UNDER DEVELOPMENT. The New Morgan Academy was completed and became operational in two phases during the fourth quarter of 2000 and the first quarter of 2001.

         In April 1999, the Company was awarded a contract to design, build and operate a 1,095 bed prison for the FBOP in Moshannon Valley, Pennsylvania (the "Moshannon Valley Correctional Center"). Construction and activation activities commenced immediately. In June 1999, the FBOP issued a Stop-Work Order pending a re-evaluation of their environmental documentation supporting the decision to award the contract. The environmental study was completed with a finding of no significant impact and the Stop-Work Order was lifted by the FBOP on August 9, 2001.

         In September 1999, the Company received correspondence from the Office of the Attorney General of the Commonwealth of Pennsylvania indicating its belief that the operation of a private prison in Pennsylvania is unlawful. The Company and the FBOP have had, and continue to have, discussions with the Attorney General's staff regarding these and related issues. Management anticipates that these discussions will be resolved in the near-term. As of December 31, 2001, the Company had incurred approximately $14.9 million for construction and land development costs and capitalized interest for the Moshannon Valley Correctional Center. According to the FBOP contract, as amended, the Company must complete the construction of the project by April 15, 2002. The Company will not be able to complete construction within that time frame. While the FBOP has not asserted any default or made any claim, if the Company is not able to negotiate a contract amendment with the FBOP, then the FBOP may have the right to assert that the Company has not completed construction of the project within the time frames provided in the FBOP contract, as amended. In the event that the FBOP desires to continue with the Moshannon Valley Correctional Center, management expects that the contract will be amended to address cost and construction timing matters resulting from the extended delay. In the event that the FBOP decides not to continue with the Moshannon project and terminates the contract, management believes that the Company has the right to recover its invested costs. In the event any portion of these costs are determined not to be reimbursed upon contract termination, such costs would be expensed.

         At December 31, 2001, accounts receivable include costs totaling $1.4 million for direct costs incurred by the Company since the issuance of the Stop-Work Order in June 1999 for payroll and other operating costs related to the Moshannon Valley Correctional Center. These costs were incurred with the understanding that such costs would be reimbursed. Although no formal written agreement exists, management believes that these costs will be reimbursed by the FBOP in the near term. In the event any portion of these costs are not reimbursed, such costs will be expensed if they are determined not to be reimbursable.

         Development and construction costs for the New Morgan Academy and the Moshannon Valley Correctional Center have been financed with the Company's synthetic lease financing arrangement discussed under "Long-Term Credit Facilities".

         CAPITAL EXPENDITURES. Capital expenditures for the year ended December 31, 2001 were $14.2 million and related primarily to (1) a 150 bed expansion at the Big Spring Complex, (2) construction costs for the New Morgan Academy and the Moshannon Valley Correctional Center, (3) the purchase and renovation of a building and related furniture and equipment purchases for an expansion at ACAF,
(4) purchases of furniture and equipment for the New Morgan Academy and (5) various facility improvements and furniture and equipment purchases.

         FUTURE LIQUIDITY. Management believes that the Company's existing cash and cash equivalents and cash flows generated from operations, together with the revolving credit available under the 2000 Credit Facility and the lease financing capacity thereunder, will provide sufficient liquidity to meet the Company's committed capital and working capital requirements for currently awarded and certain potential future contracts. To the extent the Company's cash and current financing arrangements do not provide sufficient financing to fund construction costs related to future adult secure institutional contract awards or significant facility expansions, the Company anticipates obtaining additional sources of financing to fund such activities. However, there can be no assurance that such financing will be available, or will be available on terms favorable to the Company.

         CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS. The Company has assumed various financial obligations and commitments in the ordinary course of conducting its business. The Company has contractual obligations requiring future cash payments under its existing contractual arrangements, such as management, consultative and non-competition agreements.

         The Company maintains operating leases in the ordinary course of its business activities. These leases include those for operating facilities, office space and office and operating equipment, and the terms of the agreements vary from 2002 until 2075. As of December 31, 2001, the Company's total commitment under operating leases were approximately $38.2 million.

         The following table details the Company's known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2001 (in thousands):


                                                                       PAYMENTS DUE BY PERIOD
                                              -------------------------------------------------------------------
                                                                               2003 -       2005 -
                                                  TOTAL          2002           2004         2006      THEREAFTER
                                                  -----          ----           ----      ---------    ----------
Contractual Obligations:
   Long-term debt...........................  $  245,568     $    6,800     $   15,900    $  66,868    $  156,000
   Capital lease obligations................          85             85             --           --            --
   Operating leases.........................      38,183          8,745          8,528        2,601        18,309
   Consultative and non-competition
     agreements.............................       1,876         16,084            796          625            --
                                              ----------     ----------     ----------    ---------    ----------
       Total contractual cash obligations...  $  285,712     $   16,085     $   25,224    $  70,094    $  174,309
                                              ==========     ==========     ==========    =========    ==========


         The Company enters into letters of credit in the ordinary course of operating and financing activities. As of December 31, 2001, the Company had outstanding letters of credit of $1.2 million related to insurance and other operating activities. The following table details the Company's letter of credit commitments as of December 31, 2001 (in thousands):


                                                                  AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                  TOTAL        -------------------------------------------------
                                                 AMOUNTS       LESS THAN                                  OVER
                                                COMMITTED       1 YEAR        1-3 YEARS    4-5 YEARS     5 YEARS
                                                ---------       ------        ---------    ---------     -------

Commercial Commitments:
   Standby letters of credit................    $   1,228      $    58        $   1,170    $      --     $    --


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The discussion and analysis of financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepts in the United States. The preparation of these financial statements require that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an on-going basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies affect its more significant adjustments and estimates used in the preparation of its consolidated financial statements.

         The Company extends credit to the government agencies contracted with other parties in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, the Company makes judgments regarding its customers' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

         Deferred tax assets and liabilities are recognized for the difference between the book basis and tax basis of its net assets. In providing for deferred taxes, the Company considers current tax regulations, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required.

         The Company maintains coverage for various aspects of our business and operations. The Company retains a portion of losses that occur through the use of deductibles and retention under self-insurance programs. The Company regularly reviews the estimates of reported and unreported claims and provides for losses through insurance reserves. As claims develop and additional information becomes available, adjustments to loss reserves may be required.

INFLATION

         Other than personnel and offender medical costs at certain facilities during 2001, management believes that inflation has not had a material effect on the Company's results of operations during the past three years. Most of the Company's facility management contracts provide for payments to the Company of either fixed per diem fees or per diem fees that increase by only small amounts during the term of the contracts. Inflation could substantially increase the Company's personnel costs (the largest component of operating expenses) or other operating expenses at rates faster than any increases in contract revenues.

RISK FACTORS AND CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of management and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, (1) risks associated with acquisitions and the integration thereof (including the ability to achieve administrative and operating cost savings and anticipated synergies), (2) the timing and costs of expansions of existing facilities, (3) changes in governmental policy to eliminate or discourage the privatization of correctional, detention and pre-release services in the United States, (4) availability of debt and equity financing on terms that are favorable to the Company, (5) fluctuations in operating results because of occupancy, competition (including competition from two competitors that are substantially larger than the Company), increases in cost of operations, fluctuations in interest rates and risks of operations and
(6) significant charges to operating expense of deferred costs associated with financing and other projects in development if management determines that one or more of such projects is unlikely to be successfully concluded.

         Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, the Company cautions that, while it believes these assumptions or bases to be reasonable and in good faith, assumed facts or bases almost always vary from the actual results, and differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company or its management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. The Company cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate" and similar expressions will generally identify forward-looking statements. All of the Company's forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

         With this in mind, you should consider the risks discussed elsewhere in this report and other documents the Company files with the Commission from time to time and the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by the Company or on its behalf.

PUBLIC RESISTANCE TO PRIVATIZATION OF CORRECTIONAL AND DETENTION FACILITIES COULD RESULT IN THE COMPANY'S INABILITY TO OBTAIN NEW CONTRACTS OR THE LOSS OF EXISTING CONTRACTS.

         Management of correctional and detention facilities by private entities has not achieved complete acceptance by either the government or the public. The movement toward privatization of correctional and detention facilities has also encountered resistance from certain groups, such as labor unions, local sheriff's departments, and groups believing that correctional and detention facility operations should only be conducted by government agencies. Changes in the dominant political party in any market in which correctional facilities are located could have an adverse impact on privatization. Further, some government agencies are not legally permitted to delegate their traditional management responsibilities for correctional and detention facilities to private companies.

         Any of these resistances may make it more difficult for the Company to renew or maintain existing contracts, to obtain new contracts or sites on which to operate new facilities or to develop or purchase facilities and lease them to government or private entities, any or all of which could have a material adverse effect on the Company's business.

THE COMPANY IS SUBJECT TO THE SHORT-TERM NATURE OF GOVERNMENT CONTRACTS.

         Many governmental agencies are legally limited in their ability to enter into long-term contracts that would bind elected officials responsible for future budgets. Therefore, many contracts with government agencies typically either have a very short term or are subject to termination on short notice without cause. In addition, the Company's contracts with government agencies may contain one or more renewal options that may be exercised only by the contracting government agency. No assurance can be given that any agency will exercise a renewal option in the future. The non-renewal or termination of any of the Company's significant contracts with governmental agencies could materially adversely affect the Company's financial condition, results of operation and liquidity, including its ability to secure new facility management contracts from others.

THE COMPANY IS DEPENDENT ON GOVERNMENT APPROPRIATIONS. IF GOVERNMENT APPROPRIATION LEVELS ARE REDUCED, THE COMPANY'S BUSINESS MAY BE HARMED.

         The Company's cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, a contract may be terminated or the amounts payable to the Company may be deferred or reduced. Any delays in payment, or the termination of a significant contract, could have an adverse effect on the Company's cash flow and financial condition. Moreover, as a result of the slowing economy and the events of September 11, 2001, federal, state and local governments may encounter unusual budgetary constraints and there is a risk that spending on outsourced services provided by the Company may be curtailed.

THE COMPANY'S ABILITY TO WIN NEW CONTRACTS TO DEVELOP AND MANAGE CORRECTIONAL, DETENTION AND TREATMENT FACILITIES DEPENDS ON MANY FACTORS OUTSIDE ITS CONTROL.

         The Company's growth is generally dependent upon its ability to win new contracts to develop and manage new correctional, detention and treatment facilities. This depends on a number of factors the Company cannot control, including crime rates and sentencing patterns in various jurisdictions. Accordingly, the demand for the Company's facilities could be adversely affected by the relaxation of enforcement efforts, leniency in conviction and sentencing practices or through the legal decriminalization of certain activities that are currently proscribed by criminal laws. For instance, any changes with respect to drugs and controlled substances or illegal immigration could affect the number of persons arrested, convicted and sentenced, thereby potentially reducing demand for correctional facilities to house them. Similarly, reductions in crime rates could lead to reductions in arrests, convictions and sentences requiring correctional facilities. The Bureau of Justice Statistics reports that the level of violent crime in the United States has declined steadily since 1994 and the level of property crime is at the lowest level since 1974. However, the number of detained offenders has grown steadily during that period.

         While the Company believes that governments will continue to privatize correctional, detention and treatment facilities, the Company believes the rate of growth experienced in the state private corrections industry during the late 1980's and early 1990's is moderating. Certain jurisdictions recently have required successful bidders to make a significant capital investment in connection with the financing of a particular project, a trend that could require the Company to have sufficient capital resources to compete effectively. The Company may not be able to obtain these capital resources when needed. Additionally, the Company's success in obtaining new awards and contracts may depend, in part, upon its ability to locate land that can be leased or acquired under favorable terms. Otherwise desirable locations may be in or near populated areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site.

THE COMPANY'S PROFITABILITY MAY SUFFER IF THE NUMBER OF OFFENDERS OCCUPYING ITS CORRECTIONAL, DETENTION AND TREATMENT FACILITIES DECREASES.

         The Company's correctional, detention and treatment facilities are dependent upon government agencies supplying offenders. A substantial portion of the Company's revenues is generated under contracts that specify a net rate per day per resident, or a per diem rate, sometimes with no minimum guaranteed occupancy levels, even though most correctional facility cost structures are relatively fixed. Under such a per diem rate structure, a decrease in occupancy levels at a particular facility could have a material adverse effect on the financial condition and results of operations at such facility.

A FAILURE TO COMPLY WITH EXISTING REGULATIONS COULD RESULT IN MATERIAL PENALTIES OR NON-RENEWAL OR TERMINATION OF THE COMPANY'S CONTRACTS TO MANAGE CORRECTIONAL, DETENTION AND TREATMENT FACILITIES.

         The Company's industry is subject to a variety of federal, state and local regulations, including education, health care and safety regulations, which are administered by various regulatory authorities. The Company may not always successfully comply with these regulations, and failure to comply could result in material penalties or non-renewal or termination of facility management contracts. The contracts typically include extensive reporting requirements and supervision and on-site monitoring by representatives of contracting government agencies. Corrections officers are customarily required to meet certain training standards, and in some instances facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require the subcontracts to be awarded on a competitive basis or to subcontract with businesses owned by members of minority groups. The Company's facilities are also subject to operational and financial audits by the governmental agencies with which the Company has contracts. The failure to comply with any applicable laws, rules or regulations and the loss of any required license could adversely affect the financial condition and results of operations at the Company's affected facilities.

GOVERNMENT AGENCIES MAY INVESTIGATE AND AUDIT THE COMPANY'S CONTRACTS AND, IF ANY IMPROPRIETIES ARE FOUND, THE COMPANY MAY BE REQUIRED TO REFUND REVENUES IT HAS RECEIVED, TO FOREGO ANTICIPATED REVENUES AND MAY BE SUBJECT TO PENALTIES AND SANCTIONS, INCLUDING PROHIBITIONS ON THE COMPANY'S BIDDING IN RESPONSE TO REQUESTS FOR PROPOSALS, OR RFPS.

         Certain of the government agencies the Company contracts with have the authority to audit and investigate the Company's contracts with them. As part of that process, the government agency reviews the Company's performance on the contract, its pricing practices, its cost structure and its compliance with applicable laws, regulations and standards. If the agency determines that the Company has improperly allocated costs to a specific contract, the Company may not be reimbursed for those costs and the Company could be required to refund the amount of any such costs that have been reimbursed. If a government audit uncovers improper or illegal activities by the Company or the Company otherwise determines that these activities have occurred, the Company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with the government. Any adverse determination could adversely impact the Company's ability to bid in response to RFPs in one or more jurisdictions.

IF THE COMPANY FAILS TO SATISFY ITS CONTRACTUAL OBLIGATIONS, THE COMPANY'S ABILITY TO COMPETE FOR FUTURE CONTRACTS AND ITS FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED.

         The Company's failure to comply with contract requirements or to meet its client's performance expectations when performing a contract could materially and adversely affect the Company's financial performance and its reputation, which, in turn, would impact the Company's ability to compete for new contracts. The Company's failure to meet contractual obligations could also result in substantial actual and consequential damages. In addition, the Company's contracts often require it to indemnify clients for the Company's failure to meet performance standards. Some of the Company's contracts contain liquidated damages provisions and financial penalties related to performance failures. Although the Company has liability insurance, the policy limits may not be adequate to provide protection against all potential liabilities.

NEW COMPETITORS IN THE COMPANY'S INDUSTRY MAY ADVERSELY AFFECT THE PROFITABILITY OF THE COMPANY'S BUSINESS.

         The Company must compete on the basis of cost, quality and range of services offered, experience in managing facilities, reputation of personnel and ability to design, finance and construct new facilities on a cost effective competitive basis. While there are barriers for companies seeking to enter into the management and operation of correctional, detention and treatment facilities, there can be no assurance that these barriers will be sufficient to limit additional competition.

A DISTURBANCE IN ONE OF THE COMPANY'S FACILITIES COULD RESULT IN CLOSURE OF A FACILITY OR HARM TO THE COMPANY'S BUSINESS.

         An escape, riot or other disturbance at one of the Company's facilities could adversely effect the financial condition, results of operations and liquidity of the Company's operations. Among other things, the adverse publicity generated as a result of an event could adversely affect the Company's ability to retain an existing contract or obtain future ones. In addition, if such an event were to occur, there is a possibility that the facility where the event occurred may be shut down by the relevant governmental agency. A closure of certain of the Company's facilities could adversely affect the financial condition, results of operations and liquidity of the Company's operations.

TERRORIST ATTACKS, SUCH AS THE ATTACKS THAT OCCURRED IN NEW YORK AND WASHINGTON, D.C. ON SEPTEMBER 11, 2001, AND OTHER ACTS OF VIOLENCE OR WAR MAY AFFECT THE MARKETS IN WHICH THE COMPANY'S COMMON STOCK TRADES, THE MARKETS IN WHICH THE COMPANY OPERATES AND THE COMPANY'S PROFITABILITY.

         Terrorist attacks may negatively affect the Company's operations. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. As a result of terrorism, the United States may enter into a protracted armed conflict, which could have a further impact on the Company's business. In addition, terrorists attacks in the United States may increase demand for trained security personnel, which could increase the Company's operating costs. Political and economic instability in some regions of the world may also result and could negatively impact the Company's business. In addition, any of these events may affect the markets in which the Company's common stock trades. The consequences of any of these armed conflicts are unpredictable and the Company may not be able to foresee events that could have an adverse effect on its business.

INACCURATE, MISLEADING OR NEGATIVE MEDIA COVERAGE COULD ADVERSELY AFFECT THE COMPANY'S REPUTATION AND ITS ABILITY TO BID FOR GOVERNMENT CONTRACTS.

         The media frequently focuses its attention on private operators' contracts with government agencies. If the media coverage is negative, it could influence government officials to slow the pace of outsourcing government services, which could reduce the number of RFPs. The media may also focus its attention on the activities of political consultants engaged by the Company, even when their activities are unrelated to the Company's business, and the Company may be tainted by adverse media coverage about their activities. Moreover, inaccurate, misleading or negative media coverage about the Company could harm its reputation and, accordingly, its ability to bid for and win government contracts.

THE COMPANY MAY INCUR SIGNIFICANT COSTS BEFORE RECEIVING RELATED REVENUES, WHICH COULD RESULT IN CASH SHORTFALLS.

         When the Company is awarded a contract to manage a government program, it may incur significant expenses before the Company receives contract payments. These expenses include leasing office space, purchasing office equipment and hiring and training personnel. As a result, in certain large contracts where the government does not fund program pre-opening and start-up costs, the Company may be required to invest significant sums of money before receiving related contract payments. In addition, payments due to the Company from government agencies may be delayed due to billing cycles or as a result of failures to approve governmental budgets and finalize contracts in a timely manner.

THE COMPANY MAY BE UNABLE TO ATTRACT AND RETAIN SUFFICIENT QUALIFIED PERSONNEL NECESSARY TO SUSTAIN ITS BUSINESS.

         The Company's delivery of services is labor-intensive. When the Company is awarded a government contract, the Company must hire operating management, security, case management and other personnel. The success of the Company's business requires that the Company attract, develop, motivate and retain these personnel. The Company's inability to hire sufficient personnel on a timely basis or the loss of significant numbers of personnel could adversely affect its business.

IF THE COMPANY IS UNABLE TO MANAGE ITS GROWTH, ITS PROFITABILITY WILL BE ADVERSELY AFFECTED.

         Sustaining the Company's growth has placed significant demands on the Company's management as well as on its administrative, operational and financial resources. For the Company to continue to manage its growth, the Company must continue to improve its operational, financial and management information systems and expand, motivate and manage its workforce. If the Company's growth comes at the expense of providing quality service and generating reasonable profits, the Company's ability to successfully bid for contracts and its profitability will be adversely affected.

UNSUCCESSFUL FINANCING OR ACQUISITION PROJECTS MAY RESULT IN CHARGES TO EXPENSE FOR DEFERRED COSTS.

         If the Company determines that one or more financing or acquisition projects is unlikely to be successfully concluded, the Company could incur significant charges to expense for deferred costs associated with such projects.

IF THE COMPANY DOES NOT SUCCESSFULLY INTEGRATE THE BUSINESSES THAT IT ACQUIRES, THE COMPANY'S RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

         The Company may be unable to manage businesses that it may acquire profitably or integrate them successfully without incurring substantial expenses, delays or other problems that could negatively impact the Company's results of operations.

         Moreover, business combinations involve additional risks, including:

         o        diversion of management's attention;
         o        loss of key personnel;
         o        assumption of unanticipated legal or financial liabilities;
         o the Company's becoming significantly leveraged as a result of the incurrence of debt to finance an acquisition;
         o unanticipated operating, accounting or management difficulties in connection with the acquired entities;
         o amortization or charges of acquired intangible assets, including goodwill; and
         o        dilution to the Company's earnings per share.

         Also, client dissatisfaction or performance problems with an acquired business could materially and adversely affect the Company's reputation as a whole. Further, the acquired businesses may not achieve the revenues and earnings the Company anticipated.

BECAUSE FEDERAL ENVIRONMENTAL LAWS IMPOSE STRICT AS WELL AS JOINT AND SEVERAL LIABILITY FOR CLEAN UP COSTS, UNFORESEEN ENVIRONMENTAL RISKS COULD PROVE TO BE COSTLY.

         The Company's facilities may be subject to unforeseen environmental risks. The federal Comprehensive Environmental Response, Compensation, and Liability Act, as amended, or CERCLA, imposes strict, as well as joint and several, liability for certain environmental cleanup costs on several classes of potentially responsible parties, including current owners and operators of the property and, in some cases, lenders who did not cause or contribute to the contamination. Furthermore, liability under CERCLA is not limited to the original or unamortized principal balance of a loan or to the value of the property securing a loan. Other federal and state laws in certain circumstances may impose liability for environmental remediation, which costs may be substantial. Moreover, certain federal statutes and certain states by statute impose a lien for any cleanup costs incurred by such state on the property that is the subject of such cleanup costs. All subsequent liens on such property generally are subordinated to such an environmental lien and, in some states, even prior recorded liens are subordinated to environmental liens.

THE COMPANY IS THE SUBJECT OF CLASS ACTION LAWSUITS THAT, IF DECIDED AGAINST IT, COULD HAVE A NEGATIVE EFFECT ON ITS FINANCIAL CONDITION, RESULTS OF OPERATIONS AND FUTURE PROSPECTS.

         In March 2002, the Company, Steven W. Logan and John L. Hendrix, were named as defendants in two lawsuits styled GRAYDON WILLIAMS, ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED V. CORNELL COMPANIES, INC, ET AL., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division, and RICHARD PICARD, ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED V. CORNELL COMPANIES, INC., ET AL., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division. The aforementioned lawsuits are putative class action lawsuits brought on behalf of all purchasers of the Company's common stock between March 6, 2001 and March 5, 2002. The lawsuits involve disclosures made concerning two prior transactions executed by the Company: the 2001 Sale and Leaseback Transaction and the 2000 synthetic lease transaction. The plaintiffs allege that the defendants violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, and/or Section 20(a) of the Exchange Act. The Company believes that it has good defenses to each of the plaintiffs' claims and intends to vigorously defend against each of the claims.

         Also in March 2002, the Company, its directors, and its independent auditor Arthur Andersen LLP, were sued in a derivative action styled as WILLIAM WILLIAMS DERIVATIVELY AND ON BEHALF OF NOMINAL DEFENDANT CORNELL COMPANIES, INC.
V. ANTHONY R. CHASE, ET AL., No. 2002-15614, in the 127th Judicial District Court of Harris County, Texas. The lawsuit alleges breaches of fiduciary duty by all of the individual defendants and asserts breach of contract and professional negligence claims only against Arthur Andersen LLP. The Company believes that it has good defenses to each of the plaintiff's claims and intends to vigorously defend against each of the claims.

         While the plaintiffs in these cases have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, operating results or cash flow.

         Certain insurance policies held by the Company to cover potential director and officer liability may limit the Company's cash outflows in the event of a decision adverse to the Company in the matters discussed above. However, if an adverse decision in these matters exceeds the insurance coverage or if the insurance coverage is deemed not to apply to these matters, an adverse decision to the Company in this matter could have a material adverse effect on the Company, its financial position, its operating results or cash flow.

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

INTEREST RATE EXPOSURE

         The Company's exposure to changes in interest rates primarily results from its long-term debt with both fixed and floating interest rates. The debt on the Company's consolidated financial statements with fixed interest rates consists of the 8.47% Bonds issued by MCF in August 2001 in connection with the 2001

Sale and Leaseback Transaction. At December 31, 2001, approximately 19.6% ($48.2 million of debt outstanding to the Synthetic Lease Investor) of the Company's consolidated long-term debt was subject to variable interest rates. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $720,000 for the year ended December 31, 2001. At December 31, 2001, the fair value of the Company's consolidated fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Cornell Companies, Inc.:

         We have audited the accompanying consolidated balance sheets of Cornell Companies, Inc. and subsidiaries as of December 31, 2001 and 2000 (as restated, see Notes 2 and 13), and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornell Companies, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP



Houston, Texas
April 16, 2002

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             CORNELL COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      DECEMBER 31,
                                                                               -----------------------
                                                                                  2001          2000
                                                                               ----------   ----------
                                                                                             (RESTATED)
                                              ASSETS
CURRENT ASSETS:
     Cash and cash equivalents...............................................  $   56,794   $      620
     Accounts receivable (net of allowance for doubtful accounts
       of $3,068 and $2,578, respectively)...................................      63,291       55,262
     Restricted assets.......................................................      12,376        2,011
     Deferred tax assets.....................................................         493          667
     Prepaids and other......................................................       5,679        4,363
                                                                               ----------   ----------
         Total current assets................................................     138,633       62,923
PROPERTY AND EQUIPMENT, net..................................................     253,243      246,191
OTHER ASSETS:
     Debt service reserve fund...............................................      23,800           --
     Intangible assets, net..................................................      15,456       16,861
     Deferred costs and other................................................      13,675       10,875
                                                                               ----------   ----------
         Total assets........................................................  $  444,807   $  336,850
                                                                               ==========   ==========


                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities................................  $   33,934   $   33,179
     Current portion of long-term debt.......................................       6,885           41
                                                                               ----------   ----------
         Total current liabilities...........................................      40,819       33,220
LONG-TERM DEBT, net of current portion.......................................     238,768      191,722
DEFERRED TAX LIABILITIES.....................................................       4,106          643
OTHER LONG-TERM LIABILITIES..................................................       7,970        6,330
MINORITY INTEREST IN CONSOLIDATED SPECIAL PURPOSE ENTITIES...................          40          615

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 10,000,000 shares authorized,
       none issued...........................................................          --           --
     Common stock, $.001 par value, 30,000,000 shares authorized,
       14,005,482 and 10,161,113 shares issued and outstanding, respectively.          14           10
     Additional paid-in capital..............................................     138,978       91,625
     Retained earnings.......................................................      23,886       19,227
     Treasury stock (1,109,816 and 955,500 shares at cost, respectively).....      (8,090)      (5,933)
     Deferred compensation...................................................      (1,033)          --
     Notes from shareholders.................................................        (651)        (609)
                                                                               ----------   ----------
         Total stockholders' equity..........................................     153,104      104,320
                                                                               ----------   ----------
         Total liabilities and stockholders' equity..........................  $  444,807   $  336,850
                                                                               ==========   ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                             CORNELL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                            -------------------------------------
                                                                                2001         2000          1999
                                                                            ----------    ---------    ----------
                                                                                          (RESTATED)

REVENUES..................................................................  $  265,250    $ 226,050    $  176,967
OPERATING EXPENSES........................................................     205,805      174,612       135,850
PRE-OPENING AND START-UP EXPENSES.........................................       3,858        2,298         2,929
DEPRECIATION AND AMORTIZATION.............................................       9,278        7,463         6,007
GENERAL AND ADMINISTRATIVE EXPENSES.......................................      15,291       12,024         9,932
                                                                            ----------    ---------    ----------

INCOME FROM OPERATIONS....................................................      31,018       29,653        22,249
INTEREST EXPENSE..........................................................      21,787       16,492         8,522
INTEREST INCOME...........................................................        (888)        (100)         (117)
MINORITY INTEREST IN LOSSES OF CONSOLIDATED
   SPECIAL PURPOSE ENTITIES...............................................      (1,674)        (246)           --
                                                                            ----------    ---------    ----------
INCOME BEFORE INCOME TAXES, EXTRAORDINARY
   CHARGES AND CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE.........................................      11,793       13,507        13,844
PROVISION FOR INCOME TAXES................................................       4,958        5,538         5,538
                                                                            ----------    ---------    ----------
INCOME BEFORE EXTRAORDINARY CHARGES
   AND CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE................................................       6,835        7,969         8,306
EXTRAORDINARY CHARGES FOR EARLY RETIREMENT OF
   DEBT, NET OF RELATED INCOME TAX BENEFIT OF
   $2.0 MILLION IN 2001...................................................      (2,946)          --            --
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF RELATED INCOME TAX
   PROVISION OF $535 IN 2001 AND BENEFIT OF $1,969 IN 1999................         770           --        (2,954)
                                                                            ----------    ---------    ----------

NET INCOME................................................................  $    4,659    $   7,969    $    5,352
                                                                            ==========    =========    ==========

EARNINGS PER SHARE:
     BASIC
       Income before extraordinary charges and cumulative effect
          of change in accounting principle...............................  $      .71    $     .85    $      .88
       Extraordinary charges..............................................        (.31)          --            --
       Cumulative effect of change in accounting principle................         .08           --          (.31)
                                                                            ----------    ---------    ----------
       Net income.........................................................  $      .48    $     .85    $      .57
                                                                            ==========    =========    ==========

     DILUTED
       Income before extraordinary charges and cumulative effect
          of change in accounting principle...............................  $      .68    $     .84    $      .86
       Extraordinary charges..............................................        (.29)          --            --
       Cumulative effect of change in accounting principle................         .07           --          (.31)
                                                                            ----------    ---------    ----------
       Net income.........................................................  $      .46    $     .84    $      .55
                                                                            ==========    =========    ==========

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
     BASIC................................................................       9,616        9,383         9,432
     DILUTED..............................................................      10,069        9,495         9,660

        The accompanying notes are an integral part of these consolidated financial statements.

                             CORNELL COMPANIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                 COMMON STOCK
                                             -------------------  ADDITIONAL                                    NOTES
                                                            PAR    PAID-IN   RETAINED TREASURY   DEFERRED        FROM
                                               SHARES      VALUE   CAPITAL   EARNINGS   STOCK   COMPENSATION  SHAREHOLDERS
                                             ----------  -------  ---------- -------- --------  ------------  ------------

BALANCES AT DECEMBER 31, 1998..............  10,105,916  $    10  $ 90,038   $ 5,906  $ (3,999) $       --    $     (455)

EXERCISE OF STOCK OPTIONS..................      31,612       --       217        --        --          --            --
INCOME TAX BENEFITS FROM STOCK
   OPTIONS EXERCISED.......................          --       --       139        --        --          --            --
NET INCOME.................................          --       --        --     5,352        --          --            --
                                             ----------  -------  --------   -------  --------  ----------    ----------

BALANCES AT DECEMBER 31, 1999..............  10,137,528       10    90,394    11,258    (3,999)         --          (455)

EXERCISE OF STOCK OPTIONS..................      10,000       --        24        --        --          --            --
INCOME TAX BENEFITS FROM STOCK
   OPTIONS EXERCISED.......................          --       --        15        --        --          --            --
PURCHASE OF TREASURY STOCK
   (258,400 SHARES AT COST)...............           --       --        --        --    (1,934)         --            --
ISSUANCE OF COMMON STOCK TO
   EMPLOYEE STOCK PURCHASE PLAN............      13,585       --        97        --        --          --            --
ISSUANCE OF STOCK WARRANTS.................          --       --     1,095        --        --          --            --
ACCRUED INTEREST ON NOTES FROM
   SHAREHOLDERS............................          --       --        --        --        --          --          (154)
NET  INCOME................................          --       --        --     7,969        --          --            --
                                             ----------  -------  --------   -------  --------  ----------    ----------

BALANCES AT DECEMBER 31, 2000..............  10,161,113       10    91,625    19,227    (5,933)         --          (609)

EXERCISE OF STOCK OPTIONS..................     156,923       --       886        --        --          --            --
INCOME TAX BENEFITS FROM STOCK
   OPTIONS EXERCISED.......................          --       --       619        --        --          --            --
DEFERRED COMPENSATION......................          --       --     1,088        --        --      (1,088)           --
AMORTIZATION OF DEFERRED
   COMPENSATION............................          --       --        --        --        --          55            --
PURCHASE OF TREASURY STOCK
   (154,316 SHARES AT COST)...............           --       --        --        --    (2,157)         --            --
ISSUANCE OF COMMON STOCK
   IN PUBLIC OFFERING......................   3,450,000        4    43,818        --        --          --            --
ISSUANCE OF COMMON STOCK TO
   EMPLOYEE STOCK PURCHASE PLAN............      46,767       --       214        --        --          --            --
ISSUANCE OF COMMON STOCK UNDER
   2000 DIRECTOR'S STOCK PLAN..............      22,387       --       125        --        --          --            --
EXERCISE OF STOCK WARRANTS.................     168,292       --       603        --        --          --            --
ACCRUED INTEREST ON NOTES FROM
   SHAREHOLDERS............................          --       --        --        --        --          --           (42)
NET  INCOME................................          --       --        --     4,659        --          --            --
                                             ----------  -------  --------   -------  --------  ----------    ----------

BALANCES AT DECEMBER 31, 2001..............  14,005,482  $    14  $138,978   $23,886  $ (8,090) $   (1,033)   $     (651)
                                             ==========  =======  ========   =======  ========  ==========    ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                             CORNELL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------
                                                                                2001         2000         1999
                                                                             ----------   ----------   ----------
                                                                                          (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................................  $   4,659    $   7,969     $   5,352
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities --
     Extraordinary charges.................................................      2,946           --            --
     Cumulative effect of change in accounting principle...................       (770)          --         2,954
     Depreciation..........................................................      5,535        4,366         4,601
     Amortization..........................................................      3,743        3,097         1,406
     Amortization of deferred compensation.................................         55           --            --
     Non-cash interest expense.............................................      2,012        1,332           511
     Provision for bad debts...............................................      1,339        2,416         1,025
     (Gain) loss on sale of property and equipment.........................         39           13          (305)
     Deferred income taxes.................................................      3,637        2,125        (1,741)
     Change in assets and liabilities, net of effects from acquisitions:
         Accounts receivable...............................................     (9,368)      (9,740)      (21,553)
         Restricted assets.................................................    (10,365)         328          (319)
         Other assets......................................................     (4,407)      (5,442)       (1,340)
         Accounts payable and accrued liabilities..........................        770        5,023        10,006
         Other liabilities.................................................     (2,360)      (1,561)       (1,478)
                                                                             ---------    ---------     ---------
     Net cash provided by (used in) operating activities...................     (2,535)       9,926          (881)
                                                                             ---------    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of property and equipment...........................         98          719        19,278
   Capital expenditures....................................................    (14,168)     (56,792)      (29,067)
   Acquisition of businesses, less cash acquired...........................         --           --       (31,786)
   Debt service reserve fund...............................................    (23,800)          --            --
   Minority interest of consolidated special purpose entities..............        925          615            --
                                                                             ---------    ---------     ---------
     Net cash used in investing activities.................................    (36,945)     (55,458)      (41,575)
                                                                             ---------    ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable.............................................         --           --        69,335
   Payments on note payable................................................         --      (40,000)      (29,335)
   Proceeds from long-term debt............................................    273,774      199,796        53,194
   Payments on long-term debt and capital lease obligations................   (220,435)    (108,510)      (50,174)
   Payments for debt issuance costs........................................       (450)      (5,084)       (1,676)
   Proceeds from issuances of common stock.................................     43,822           97            --
   Proceeds from exercise of stock options and warrants....................      1,100           24           356
   Purchases of treasury stock.............................................     (2,157)      (1,934)           --
                                                                             ---------    ---------     ---------
     Net cash provided by financing activities.............................     95,654       44,389        41,700
                                                                             ---------    ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................     56,174       (1,143)         (756)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................        620        1,763         2,519
                                                                             ---------    ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................  $  56,794    $     620     $   1,763
                                                                             =========    =========     =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid, net of amounts capitalized...............................  $  15,728    $  16,318     $   7,956
                                                                             =========    =========     =========
   Income taxes paid.......................................................  $     516    $   8,619     $   3,964
                                                                             =========    =========     =========

        The accompanying notes are an integral part of these consolidated financial statements.

                             CORNELL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF THE BUSINESS

         Cornell Companies, Inc. (collectively with its subsidiaries and consolidated special purpose entities, the "Company"), a Delaware corporation, provides to governmental agencies the integrated development, design, construction and management of facilities within three operating divisions: (1) adult secure institutional, correctional and detention services, (2) juvenile treatment, educational and detention services and (3) pre-release correctional and treatment services.

2.       RESTATEMENT OF FINANCIAL STATEMENTS

         The Company's lease financing arrangement under its 2000 Credit Facility is a "synthetic lease". A synthetic lease is a form of lease financing that qualifies for operating lease accounting treatment and, when all criteria pursuant to generally accepted accounting principles (GAAP) are met, is kept "off-balance sheet". Under such a structure, the owner/lessor of the properties ("Synthetic Lease Investor") could be considered as a virtual special purpose entity when it obtains debt and equity capital to finance the acquisition or construction of project(s) and leases the projects to a company. This financial structure was used to finance the construction of the New Morgan Academy completed in the first quarter of 2001, the acquisition of the Taylor Street Center building in early 1999, and the construction-to-date of the Moshannon Valley Correctional Center. The synthetic lease used to finance the above projects was executed in December 1998 and was amended in July 2000 whereby the available financing was increased from $40 million to $100 million and the lease term extended to July 2005.

         Under current accounting rules, a Synthetic Lease Investor in a synthetic lease treated as a special purpose entity must maintain at least a 3% equity ownership interest in the property throughout the life of the lease. The Company's synthetic lease documents, as amended in July 2000, provide for the equity investor to fund 3.5% of project costs. There are provisions in the lease and related credit documents for the lenders and Synthetic Lease Investor to fund and be paid interest, yield and fees. Under current GAAP rules, the payment of any yield and fees to the investors is required to be treated as a return of capital rather than a return on capital.

         The Synthetic Lease Investor for the above projects received certain customary payments to assist as co-arranger in the structure of the initial $40 million synthetic lease facility in 1998 and in July 2000 when the synthetic lease facility was increased to $100 million. Although the Company does not believe the lessor is a special purpose entity, the lessor is considered as a "virtual" special purpose entity under certain accounting interpretations. Therefore, these payments could be interpreted to reduce the Synthetic Lease Investor's equity ownership in the leased projects below the required 3% level as of the second quarter of 2000. If this were the case, these synthetic leases no longer qualified for off-balance sheet treatment beginning in the second quarter of 2000. Accordingly, the assets and liabilities and results of operations of the synthetic lease owned by the Synthetic Lease Investor are consolidated in the Company's financial statements. See Note 13.

         As a result of consolidating the synthetic lease assets and liabilities, the Company's accompanying consolidated financial statements reflect, among other things, the depreciation expense on the associated properties and interest expense related to the Synthetic Lease Investor's debt, instead of rent expense.

         The Company's 2000 consolidated financial statements have been restated as follows to reflect the consolidation of the synthetic lease (in thousands, except per share data):

                                                                                              YEAR ENDED
                                                                                           DECEMBER 31, 2000
                                                                                       ------------------------
                                                                                           AS            AS
                                                                                        REPORTED      RESTATED
                                                                                       ----------   -----------

     Statement of Operations Data:
       Revenues......................................................................  $  226,050   $  226,050
       Operating expenses............................................................     175,391      174,612
       Depreciation and amortization.................................................       7,276        7,463
       Income from operations........................................................      29,061       29,653
       Interest expense, net.........................................................      15,554       16,392
       Minority interest in losses of consolidated special purpose entity............          --         (246)
       Net income....................................................................       7,969        7,969
       Earnings per share - basic....................................................         .85          .85
       Earnings per share - diluted..................................................         .84          .84

                                                                                           DECEMBER 31, 2000
                                                                                       ------------------------
                                                                                           AS            AS
                                                                                        REPORTED      RESTATED
                                                                                       ----------   -----------
     Balance Sheet Data:
       Current assets................................................................  $   62,923   $   62,923
       Property and equipment, net...................................................     201,863      246,191
       Deferred costs and other......................................................       9,972       10,875
       Total assets..................................................................     291,439      336,850
       Current liabilities...........................................................      33,220       33,220
       Long-term debt, net of current portion........................................     146,926      191,722
       Minority interest in consolidated special purpose entity......................          --          615
       Stockholders' equity..........................................................     104,320      104,320
       Total liabilities and stockholders' equity....................................     291,439      336,850


         On August 14, 2001, the Company completed an arms' length sale and leaseback transaction involving 11 of its real estate facilities (the "2001 Sale and Leaseback Transaction"). The Company sold the facilities to an unaffiliated company, Municipal Corrections Finance, L.P. ("MCF"), and is leasing them back for an initial period of 20 years, with approximately 25 years of additional renewal period options. The Company received $173.0 million of proceeds from the sale of the facilities. The proceeds were used to repay $120.0 million of the Company's long-term debt and the remainder invested in short-term securities.

         MCF is an unaffiliated special purpose entity ("SPE"). Under current accounting rules, a SPE must maintain at least a 3% equity ownership interest throughout the life of the lease. In September 2001, the Company entered into a separate retainer agreement, as amended, with affiliates of the equity investor in MCF ("MCF Equity Investor"), and in November 2001, paid the related retainer fee of $3.65 million for financial advisory services related to specific separate potential future financing projects and the strategic development of the Company's business. The retainer will be applied on a mutually agreed upon basis toward future contingent fees associated with investment banking services that are expected to be provided to the Company. Under certain accounting interpretations, this retainer has been deemed to reduce the equity investment in MCF to below the required 3% level. In view of anticipated changes in accounting rules, the market and the regulatory environment currently existing, and a desire to reach a final resolution of this matter as quickly as possible, the Company has consolidated the assets, liabilities, and results of operations of MCF in the Company's accompanying consolidated financial statements beginning August 14, 2001. As a result of consolidating the assets and liabilities of MCF, the Company's consolidated financial statements reflect, among other things, the depreciation expense on the associated properties and interest expense on the bond debt of MCF used to finance MCF's acquisition of the 11 facilities in the 2001 Sale and Leaseback Transaction. For income tax purposes, the Company recognizes rent expense pursuant to the terms of its lease with MCF and does not consolidate the assets, liabilities or results of operations of MCF.

         All applicable amounts relating to the aforementioned restatements have been reflected in the consolidated financial statements and notes thereto. See
Note 14 for a summary of the restated selected quarterly financial data.

3.       SIGNIFICANT ACCOUNTING POLICIES

         CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and interests in partnerships which are special purpose entities or may be "virtual" special purpose entities for which the Company owns no partnership interest, but for financial reporting purposes only, has consolidated such special purpose entities as discussed in
Note 2. All significant intercompany balances and transactions have been eliminated. Minority interest in consolidated special purpose entities represents third party equity contributed to the special purpose entities. Minority interest is adjusted for income and losses allocable to the owners of the special purpose entities. Should the cumulative losses of the special purpose entity exceed the equity which is recorded as minority interest by the Company, the excess losses are recorded in the Company's Statement of Operations.

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid unrestricted investments with original maturities of three months or less to be cash equivalents. The Company invests its available cash balances in short term money market amounts and commercial paper.

         ACCOUNTS RECEIVABLE

         The Company increased its allowance for doubtful accounts during the years ended December 31, 2001, 2000 and 1999 by $1.3 million, $2.4 million and $1.0 million, respectively. Write-offs totaling $0.9 million, $2.8 million and $1.2 million were charged against the allowance during the periods ended December 31, 2001, 2000 and 1999, respectively.

         At December 31, 2001, accounts receivable include costs totaling $1.4 million for direct costs incurred by the Company since the issuance of a Stop-Work Order by the Federal Bureau of Prisons ("FBOP") in June 1999 for payroll and other operating costs related to the Moshannon Valley Correctional Center. These costs were incurred at the direction of the FBOP with the understanding that such costs would be reimbursed. Although no formal written agreement exists, management believes that these costs will be reimbursed by the FBOP. In the event any portion of these costs are not reimbursed by the FBOP, such costs will be expensed if they are determined not to be reimbursable.

         RESTRICTED ASSETS

         Included in restricted assets at December 31, 2001 was approximately $10.2 million of MCF's restricted cash accounts. MCF's restricted accounts are comprised principally of a debt service fund used to segregate rental payment funds from the Company to MCF for MCF's semi-annual debt service. MCF's funds are invested in short term certificates of deposit, money market accounts and commercial paper.

         For certain facilities, the Company maintains bank accounts for restricted cash belonging to offenders or residents, commissary operations, an equipment replacement fund used in state programs and a restoration fund for certain facilities. These bank accounts and commissary inventories are collectively referred to as restricted assets and the corresponding obligations are included in accrued liabilities in the accompanying financial statements.

         CHANGE IN ACCOUNTING FOR SUPPLIES INVENTORY

         In fiscal year 2001, management changed its method of accounting for supplies whereby the Company capitalizes durable operating supplies' purchases such as uniforms, linens and books and amortizes these costs to operating expense over an estimated period of benefit of 18 months. Management believes this new treatment more accurately matches expenses and revenue. Effective January 1, 2001, the Company capitalized a portion of previously expensed supplies and recognized a benefit in the consolidated statements of operations of approximately $770,000 (net of related income taxes of $535,000) for a cumulative effect of a change in accounting principle. For the year ended December 31, 2000, the pro forma impact of this change in accounting would have been immaterial.

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

         CAPITALIZED INTEREST

         The Company capitalizes interest on facilities while under development and construction. Interest capitalized for the years ended December 31, 2001, 2000 and 1999 was $1.3 million, $2.0 million and $1.2 million, respectively.

         DEBT SERVICE RESERVE FUND

         The debt service reserve fund was established at the closing of MCF's bond issuance and is to be used solely for MCF's debt service to the extent that funds in MCF's debt services are insufficient. The debt service reserve fund is invested in short term commercial instruments and earns a guaranteed rate of return of 3.0%. See Note 11.

         INTANGIBLE ASSETS

         Goodwill represents the excess of the cost of acquired businesses over the fair value of the net tangible and identified intangible assets. Goodwill is amortized using the straight-line method over 20 years, which represents management's estimation of the related benefit to be derived from the acquired businesses. The carrying value of goodwill is reviewed periodically if events and circumstances suggest that it may be permanently impaired. If the review indicates that goodwill will not be recoverable, as determined by the undiscounted cash flow method, the asset will be reduced to its estimated recoverable value. Accumulated amortization of goodwill was $3.6 million and $2.9 million as of December 31, 2001 and 2000, respectively.

         Non-compete agreements have been obtained primarily through acquisitions of businesses and are amortized over periods of 9 to 10 years using the straight-line method. Accumulated amortization of non-compete agreements was $2.0 million and $1.2 million at December 31, 2001 and 2000, respectively.

         Intangible assets were as follows (in thousands):


                                                         DECEMBER 31,
                                                   ----------------------
                                                      2001         2000
                                                   ---------    ---------

      Goodwill...................................  $  12,913    $  12,913
      Non-compete agreements.....................      8,180        8,060
                                                   ---------    ---------
                                                      21,093       20,973
      Accumulated amortization...................     (5,637)      (4,112)
                                                   ---------    ---------
                                                   $  15,456    $  16,861
                                                   =========    =========

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. The new rules require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under the new rules, goodwill will no longer be amortized but will be subject to an impairment test at least annually. During the years ended December 31, 2001, 2000 and 1999, goodwill amortization was $646,000, $650,000 and $566,000, respectively. Other intangible assets that meet the new criteria will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets on January 1, 2002. Other than goodwill no longer being amortized, management estimates the adoption of SFAS No. 141 will have no impact on the Company at transition.

         Based upon preliminary calculations, management estimates that the adoption of SFAS No. 142 will result in a cumulative effect of change in accounting principle charge of up to approximately $1.0 million (unaudited), net of tax, on January 1, 2002.

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

         Costs incurred related to obtaining debt financing are capitalized and amortized over the term of the related indebtedness. At December 31, 2001, the Company and its consolidated special purpose entities had net deferred debt issuance costs of approximately $9.4 million.

         REALIZATION OF LONG-LIVED ASSETS

         SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, " requires that long-lived assets be probable of future recovery in their respective carrying amounts as of each balance sheet date. Management of the Company believes its long-lived assets are realizable and that an impairment allowance is not necessary as of December 31, 2001 and 2000 pursuant to the provisions of SFAS No. 121.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." For assets held and used in operations, SFAS No. 144 follows the framework established in SFAS No. 121, which provides for the evaluation of impairment based on undiscounted cash flows. The Company's adoption of SFAS No. 144 on January 1, 2002 is not expected to have a material impact on the Company's financial position and results of operations.

         REVENUE RECOGNITION

         Substantially all revenues are derived from contracts with federal, state and local government agencies, which pay either per diem rates based upon the number of occupant days or hours served for the period, on a take-or-pay basis or cost-plus reimbursement. Revenues are recognized as services are provided.

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

         USE OF ESTIMATES

         The Company's financial statements are prepared in accordance with GAAP. Financial statements prepared in accordance with GAAP require the use of management estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements. Additionally, management estimates affect the reported amounts of revenues and expenses in the reporting period. Actual results could differ from those estimates. The significant estimates made by management in the accompanying financial statements include the allowance for doubtful accounts and accruals for insurance and legal costs.

         BUSINESS CONCENTRATION

         Contracts with federal, state and local governmental agencies account for nearly all of the Company's revenues. The loss of, or a significant decrease in, business from one or more of these governmental agencies could have a material adverse effect on the Company's financial condition and results of operation. For the years ended December 31, 2001, 2000 and 1999, 21.0%, 18.5% and 19.8%, respectively, of the Company's consolidated revenues were derived from contracts with the FBOP.

         FINANCIAL INSTRUMENTS

         The Company considers the fair value of all its financial instruments not to be materially different from their reported carrying values at the end of each year based on management's estimate of the Company's ability to borrow funds under terms and conditions similar to those of the Company's existing debt.

         ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," certain pro forma disclosures are provided in Note 10 to the Consolidated Financial Statements. Accordingly, deferred compensation is recorded for stock-based compensation grants to employees based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price. If the exercise price of the stock-based compensation grant is equal to the fair market value of the Company's stock on the date of grant, no compensation expense is recorded. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation.

         EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS reflects the potential dilution from the exercise or conversion of securities, such as stock options and warrants, into common stock.

         DERIVATIVE INSTRUMENTS

         Derivative instruments are recognized in accordance with the provisions of SFAS Nos. 133 and 138, "Accounting for Derivative Instruments and Hedging Activities", as amended. The Company has only entered into derivative contracts that are classified as non-hedge derivatives. These non-hedge are recorded at their fair value with changes in fair value reported in current-period earnings.

4.       ACQUISITIONS

         In November 1999, the Company acquired certain of the adult and juvenile behavioral health and correctional assets of Interventions, a not-for-profit corporation headquartered in Chicago, Illinois, and BHS Consulting Corporation ("BHS"), a for-profit firm that provides management services to Interventions. The assets acquired included more than 30 programs provided throughout Illinois and the real properties of seven facilities. The aggregate purchase price for the transactions was approximately $31.8 million including transaction costs. The Company financed the transaction with borrowings under a bridge loan. See Note 8 to the Consolidated Financial Statements.

         The acquisition costs and the estimated fair market value of the aggregate assets acquired and liabilities assumed associated with the Interventions and BHS acquisitions were as follows (in thousands):

      Cash paid.......................................  $  30,889
      Transaction costs...............................        897
                                                        ---------
          Total purchase price........................  $  31,786
                                                        =========
      Net assets acquired --
        Prepaids and other current assets.............  $      69
        Property and equipment........................     23,883
        Intangible assets.............................      8,735
        Accrued liabilities...........................       (901)
                                                        ---------
                                                        $  31,786
                                                        =========

         The Company's acquisitions have been accounted for as purchases; therefore, the accompanying statements of operations reflect the results of operations since the respective acquisition dates.

         The unaudited consolidated results of operations on a pro forma basis as though the 1999 acquisitions had occurred as of the beginning of the Company's fiscal year 1999 were as follows (in thousands, except per share data):

      Total revenues..................................  $  195,945
      Net income......................................       3,237
      Net earnings per share
        - Basic.......................................  $      .34
        - Diluted.....................................  $      .34


5.       PROPERTY AND EQUIPMENT

         Property and equipment were as follows (in thousands):

                                                                               DECEMBER 31,
                                                                         ----------   ----------
                                                                            2001         2000
                                                                         ----------   ----------
                                                                                      (RESTATED)

                    Land...............................................  $   24,999   $   24,999
                    Prepaid facility use...............................      68,237       68,237
                    Buildings and improvements.........................     154,057      137,173
                    Furniture and equipment............................      12,945        7,129
                    Construction in progress...........................      15,681       23,576
                                                                         ----------   ----------
                                                                            275,919      261,114
                    Accumulated depreciation and amortization..........     (22,676)     (14,923)
                                                                         ----------   ----------
                                                                         $  253,243   $  246,191
                                                                         ==========   ==========


         Construction in progress at December 31, 2001 and 2000, consisted primarily of construction costs attributable to the Moshannon Valley Correctional Center. Construction in progress at December 31, 2000 included a portion of costs for the New Morgan Academy that was partially completed.

         The Company utilizes an unrelated privately owned construction company ("Construction Contractor") as its preferred contractor for construction projects. The Construction Contractor has received contracts to construct facilities, which the Company owns and/or operates, totaling approximately $0 million, $3.5 million and $68.5 million during the years ended December 31, 2001, 2000 and 1999, respectively. Management believes the Company is a substantial customer of the Construction Contractor. During the fourth quarter of 2000, the Company entered into a license agreement with this construction contractor that conveyed certain rights to the design of an adult secure institution. A non-recurring license agreement payment of $950,000 was recognized as revenue by the Company. The Company has not licensed such designs in prior years and does not expect to generate significant revenues from such activity in future periods. During the year ended December 31, 1999, this Construction Contractor paid the Company $1.0 million related to a cost-sharing agreement in connection with the operations of the Santa Fe County Adult Detention Facility because the operating margins had not reached certain levels until June 1999. These cost-sharing payments were reported by the Company as a reduction of operating expenses. The Construction Contractor has no obligation to make any further cost-sharing payments.

6.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consisted of the following (in thousands):

                                                             DECEMBER 31,
                                                       ----------   ----------
                                                          2001         2000
                                                       ----------   ----------
                                                                    (RESTATED)

          Accounts payable...........................  $  12,317     $ 16,557
          Accrued compensation expense...............      7,281        6,701
          Accrued interest payable...................      6,366        2,484
          Accrued insurance..........................      2,532        2,036
          Resident funds.............................      2,370        1,525
          Other......................................      3,068        3,876
                                                       ---------     --------
                                                       $  33,934     $ 33,179
                                                       =========     ========

7.       INCOME TAXES


         The following is an analysis of the Company's deferred tax assets and liabilities (in thousands):

                                                             DECEMBER 31,
                                                       ----------   ----------
                                                          2001         2000
                                                       ----------   ----------
                                                                    (RESTATED)

          Deferred tax assets:
            Depreciation and amortization............  $       --    $    531
            Accrued expenses..........................      2,256       1,667
            Deferred compensation.....................        325         325
            Other.....................................        552         515
                                                       ----------    --------
                                                           3,133        3,038
                                                       ----------    --------
          Deferred tax liabilities:
            Depreciation and amortization.............      1,089          --
            Amortization of intangible assets.........      2,383          18
            Prepaid facility use amortization.........      1,581       1,332
            Prepaid expenses..........................        459         422
            Other.....................................      1,234       1,242
                                                       ----------   ---------
                                                            6,746       3,014
                                                       ----------   ---------
            Net deferred tax asset (liability)........ $   (3,613)  $      24
                                                       ==========   =========


         The components of the Company's income tax provision were as follows (in thousands):


                                                                         YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------
                                                                     2001         2000         1999
                                                                   --------    ----------   ----------
                                                                               (RESTATED)

               Current provision................................  $   1,321     $  3,413     $  7,279
               Deferred provision (benefit).....................      3,637        2,125       (1,741)
                                                                  ---------     --------     --------
                 Income tax provision...........................  $   4,958     $  5,538     $  5,538
                                                                  =========     ========     ========

The following is a reconciliation of taxes at the statutory federal income tax rate of 35% to the income tax provision recorded by the Company (in thousands):


                                                                         YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------
                                                                     2001         2000         1999
                                                                   --------    ----------   ----------
                                                                               (RESTATED)

               Computed taxes at statutory rate.................  $   4,128     $  4,728     $  4,846
               Amortization of non-deductible intangibles.......        119          129          119
               State income taxes, net of federal benefit.......        562          460          369
               Other............................................        149          221          204
                                                                  ---------     --------     --------
                                                                  $   4,958     $  5,538     $  5,538
                                                                  =========     ========     ========

8.       CREDIT FACILITIES


         The Company's long-term debt consisted of the following (in thousands):

                                                                                      DECEMBER 31,
                                                                                ----------   ----------
                                                                                   2001         2000
                                                                                ----------   ----------
                                                                                             (RESTATED)

               DEBT OF CORNELL COMPANIES, INC.:
                 Revolving Line of Credit due July 2005 with an interest rate of prime plus 1.0% to 2.0%, or
                   LIBOR plus 2.0% to 3.0%...................................   $      --    $   58,000
                 Senior Secured Notes due July 2010
                   with an interest rate of 7.74%............................          --        50,000
                 Subordinated Notes, net of discount, due July 2007
                   with an interest rate of 12.875%..........................          --        38,890
                 Capital lease obligations...................................          85            77
                                                                                ---------    ----------
                 Subtotal....................................................          85       146,967
                                                                                ---------    ----------

               DEBT OF SPECIAL PURPOSE ENTITIES:
                 Synthetic Lease Investor Note A due July 2005
                   with an interest rate of LIBOR plus 3.25%.................      40,197        37,374
                 Synthetic Lease Investor Note B due July 2005
                   with an interest rate of LIBOR plus 3.50%.................       7,971         7,422
                 8.47% Bonds due 2016........................................     197,400            --
                                                                                ---------    ----------
               Subtotal......................................................     245,568        44,796
                                                                                ---------    ----------

               Consolidated total debt.......................................     245,653       191,763

               Less: current maturities......................................      (6,885)          (41)
                                                                                ---------    ----------

               Consolidated long-term debt...................................   $ 238,768    $  191,722
                                                                                =========    ==========


         On August 14, 2001, the Company repaid $70.0 million outstanding under its revolving line of credit with a portion of the proceeds from the 2001 Sale and Leaseback Transaction. In connection with the repayment, the Company amended its 2000 Credit Facility, which now provides for borrowings of up to $45.0 million under a revolving line of credit. The commitment amount is reduced by $1.6 million quarterly beginning in July 2002. The amended 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 2.0%, or a rate which is 3.0% above the applicable LIBOR rate. The amended 2000 Credit Facility is secured by substantially all of the Company's assets, including the stock of all of the Company's subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain leverage, net worth and debt service coverage covenants. Due to the consolidation for financial reporting purposes of MCF as of August 14, 2001, the Company was not in compliance with certain leverage ratio covenants. On April 5, 2002, the 2000 Credit Facility was amended to waive such non-compliance and to revise the covenants to levels that accommodate the Company's consolidation of special purpose entities in its consolidated balance sheet and statement of operations. As a result of this waiver and amendment, the Company will recognize a pre-tax charge to interest expense of approximately $800,000 during the first quarter of 2002 for lender fees and other professional fees. On April 11, 2002, the Company obtained a waiver from the lenders under the 2000 Credit Facility regarding the pending contractual default for the Moshannon Valley Correctional Center's construction delay.

         As a result of the reduction of the revolving line of credit commitment, the Company recognized a charge of $818,000 to interest expense representing a portion of the unamortized deferred debt issuance costs related to the 2000 Credit Facility.

         Additionally, the amended 2000 Credit Facility provides the Company with the ability to enter into synthetic lease agreements for the acquisition or development of operating facilities. This synthetic lease financing arrangement provides for funding to the lessor under the operating leases of up to $100.0 million, of which approximately $49.9 million had been utilized as of December 31, 2001. The Company expects to utilize the remaining capacity under this synthetic lease financing arrangement to complete construction of the Moshannon Valley Correctional Center. The Synthetic Lease Investor's Note A and Note B have total credit commitments of $81.4 million and $15.1 million, respectively. The Company pays commitment fees at a rate of 0.5% annually for the unused portion of the synthetic lease financing capacity. The Synthetic Lease Investor's Notes A and B are cross collateralized with the Company's revolving line of credit and contain cross default provisions.

         On August 14, 2001, MCF issued $197.4 million of 8.47% taxable revenue bonds due August 1, 2016. Interest on the bonds is payable by MCF semiannually on February 1 and August 1, commencing February 1, 2002, and principal is payable by MCF in annual installments commencing August 1, 2002.

         On August 14, 2001, the Company repaid the $50.0 million of outstanding 7.74% Senior Secured Notes with a portion of the proceeds from the 2001 Sale and Leaseback Transaction. See Note 2 to the consolidated financial statements.

         On November 30, 2001 the Company completed an offering of its common stock. Net proceeds to the Company from the sale of 3,450,000 newly issued shares was approximately $43.8 million. The Company used a portion of the proceeds to repay outstanding borrowings of $39.4 million and retired the notes under the Company's Note and Equity Purchase Agreements (the "Subordinated Notes") entered into in July 2000.

         As a result of the early retirement of the Subordinated Notes, the Company recognized extraordinary charges of $2.9 million, net of income tax of $2.0 million due to the write-off of related unamortized deferred debt issuance costs and debt discount and assessed contractual prepayment fees.

         Scheduled maturities of long-term debt were as follows (in thousands):

                                                          SYNTHETIC
                                             CORNELL        LEASE
                                         COMPANIES, INC.  INVESTOR        MCF       CONSOLIDATED
                                         ---------------  ---------    ---------    ------------

         For the year ending December 31,
          2002........................... $      85      $       --    $   6,800     $    6,885
          2003...........................        --              --        7,600          7,600
          2004...........................        --              --        8,300          8,300
          2005...........................        --          48,168        9,000         57,168
          2006...........................        --              --        9,700          9,700
          Thereafter.....................        --              --      156,000        156,000
                                          ---------      ----------    ---------     ----------
             Total....................... $      85      $   48,168    $ 197,400     $  245,653
                                          =========      ==========    =========     ==========

9.       COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         The Company leases office space, and certain facilities and furniture and equipment under long-term operating leases. Rent expense for all operating leases for the years ended December 31, 2001, 2000 and 1999, was approximately $11.4 million, $9.7 million and $5.4 million, respectively. In November 1999, the Company entered into an agreement for the sale and leaseback of certain of its furniture and equipment. The Company has purchase and lease renewal options at projected future fair market values under the agreements. The leases are classified as operating leases. At the date of sale, furniture and equipment with carrying values totaling $11.8 million were sold and the gains realized on the sale totaling $7.3 million were deferred and are being amortized as a credit to rent expense over the lease term. The increase in 2000 rent expense compared to 1999 was due principally to rent expense resulting from this sale and leaseback transaction.

         Under the 2000 Credit Facility, the Company entered into operating lease agreements with what could be considered as a "virtual" special purpose entity for the acquisition or development of operating facilities. This synthetic lease financing arrangement provides for funding from the "virtual" special purpose entity under the operating leases of up to $100.0 million, of which approximately $49.9 million had been utilized at December 31, 2001. The remaining capacity under this synthetic lease financing arrangement is expected to be utilized to complete construction of the Moshannon Valley Correctional Center. At December 31, 2001, approximately $15.0 million of this synthetic lease financing arrangement had been utilized for construction costs for the Moshannon Valley Correctional Center. The leases under this arrangement each have a term of the lesser of five years or July 2005, include purchase and renewal options, and provide for residual value guarantees for each lease which average 81.4% of the total cost and would be due by the Company upon termination of the leases. Upon termination of a lease, the Company could either exercise a purchase option, or the facilities could be sold to a third party. The Company expects the fair market value of the leased facilities to substantially reduce or eliminate the Company's potential obligation under the residual value guarantee. At December 31, 2001, there were two operating leases under this arrangement. Lease payments under the lease financing arrangements are variable and are adjusted for changes in interest rates.

         Because the long-term debt of the "virtual" special purpose entity related to the lease agreements described above and of MCF is consolidated in the Company's Financial Statements as described in Note 2 and 8 to the Consolidated Financial Statements, the related rental commitments under these leases are not included in the following table.

         As of December 31, 2001, the Company had the following rental commitments under noncancelable operating leases (in thousands):

           For the year ending December 31,
              2002.........................................  $   8,176,801
              2003.........................................      6,277,625
              2004.........................................      1,975,537
              2005.........................................      1,384,310
              2006.........................................        753,516
              Thereafter...................................     11,408,508
                                                             -------------
                Total......................................  $  29,976,297
                                                             =============

         401(k) PLAN

         The Company has a defined contribution 401(k) plan. The Company's matching contribution currently represents 50% of a participant's contribution, up to the first 6% of the participant's salary. For the years ended December 31, 2001, 2000 and 1999, the Company recorded $1.1 million, $923,000 and $754,000, respectively, of contribution expense.

         LEGAL PROCEEDINGS

         In March 2002, the Company, Steven W. Logan and John L. Hendrix, were named as defendants in two lawsuits styled GRAYDON WILLIAMS, ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED V. CORNELL COMPANIES, INC, ET AL., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division, and RICHARD PICARD, ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED V. CORNELL COMPANIES, INC., ET AL., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division. The aforementioned lawsuits are putative class action lawsuits brought on behalf of all purchasers of the Company's common stock between March 6, 2001 and March 5, 2002. The lawsuits involve disclosures made concerning two prior transactions executed by the Company: the 2001 Sale and Leaseback Transaction and the 2000 synthetic lease transaction. The plaintiffs allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, and/or Section 20(a) of the Exchange Act. The Company believes that it has good defenses to each of the plaintiffs' claims and intends to vigorously defend against each of the claims.

         Also in March 2002, the Company, its directors, and its independent auditor Arthur Andersen, were sued in a derivative action styled as WILLIAM WILLIAMS DERIVATIVELY AND ON BEHALF OF NOMINAL DEFENDANT CORNELL COMPANIES, INC.
V. ANTHONY R. CHASE, ET AL., No. 2002-15614, in the 127th Judicial District Court of Harris County, Texas. The lawsuit alleges breaches of fiduciary duty by all of the individual defendants and asserts breach of contract and professional negligence claims only against Arthur Andersen. The Company believes that it has good defenses to each of the plaintiff's claims and intends to vigorously defend against each of the claims.

         While the plaintiffs in these cases have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, operating results or cash flow.

         The Company currently and from time to time is subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries or for wrongful restriction of, or interference with, offender privileges and employment matters.

10.      STOCKHOLDERS' EQUITY

         COMMON STOCK OFFERING

         On November 30, 2001, the Company completed an offering of its Common Stock. Net proceeds to the Company from the sale of the 3,450,000 shares of newly issued Common Stock were approximately $43.8 million. Proceeds from the offering were used to repay indebtedness of $39.4 million and retired the notes under the Note and Equity Purchase Agreement dated July 21, 2000 with the remainder for general working capital purposes.

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

         OPTIONS

         In December 2000, the Company adopted the 2000 Broad-Based Employee Plan ("2000 Plan"). Pursuant to the 2000 Plan, the Company may grant non-qualified stock options for up to the greater of 515,232 shares or 4% of the aggregate number of shares of common stock outstanding. The 2000 Plan options vest up to five years and expire ten years from the grant date. In May 1996, the Company adopted the 1996 Stock Option Plan and amended and restated the plan in April 1998 ("1996 Plan"). Pursuant to the 1996 Plan, the Company may grant non-qualified and incentive stock options for up to the greater of 1,932,119 shares or 15% of the aggregate number of shares of common stock outstanding. The 1996 Plan options vest up to seven years and expire seven to ten years from the grant date. The Compensation Committee of the Board of Directors, which is comprised of independent directors, is responsible for determining the exercise price and vesting terms for the granted options. The 1996 Plan and 2000 Plan option exercise prices can be no less than the market price of the Company's common stock on the date of grant.

         In conjunction with the issuance of the Subordinated Notes in July 2000, the Company issued warrants to purchase 290,370 shares of the common stock at an exercise price of $6.70. The Company recognized the fair value of these warrants of $1.1 million as additional paid-in capital. The warrants may only be exercised by payment of the exercise price in cash to the Company, by cancellation of an amount of warrants equal to the fair market value of the exercise price, or by the cancellation of Company indebtedness owed to the warrant holder. During 2001, 168,292 shares of Common Stock were issued in conjunction with the exercise and cancellation of 217,778 warrants.

         The following is a summary of the status of the Company's 2000 Plan, 1996 Plan and other options at December 31, 2001, 2000 and 1999, and changes during the years then ended:

                                                    2001                   2000                     1999
                                          -----------------------  ---------------------    --------------------
                                                        WEIGHTED                WEIGHTED                WEIGHTED
                                                         AVERAGE                 AVERAGE                 AVERAGE
                                                        EXERCISE                EXERCISE                EXERCISE
                                             SHARES       PRICE      SHARES      PRICE        SHARES      PRICE
                                          ------------  ---------  ----------   --------    ----------  --------

Outstanding at beginning of year.......    1,294,048    $  7.70    1,242,637    $  11.46    1,338,839   $ 15.73
Granted................................       70,000       9.76      378,877        5.30      463,000     11.98
Exercised..............................     (156,923)      5.64      (10,000)       2.50      (57,200)    10.60
Forfeited or canceled..................      (28,501)     12.26     (317,466)      19.74     (502,002)    23.40
                                          ----------               ---------                ---------
Outstanding at end of year.............    1,178,624       7.98    1,294,048        7.70    1,242,637     11.46
                                          ==========               =========                =========

Exercisable at end of year.............      602,839       7.61      619,673        6.79      523,712      7.17

Weighted average fair value of
   options granted.....................        $6.77                   $3.03                    $9.48


         The following table summarizes information about stock options outstanding at December 31, 2001:

                                                        WEIGHTED     WEIGHTED                       WEIGHTED
                                                         AVERAGE      AVERAGE                        AVERAGE
                                           NUMBER       REMAINING    EXERCISE        NUMBER         EXERCISE
         RANGE OF EXERCISE PRICES        OUTSTANDING   LIFE (YEARS)    PRICE       EXERCISABLE        PRICE
         ------------------------        -----------   ------------ ----------     -----------     -----------

      $    2.00 to  $  2.50...........        93,919        0.8      $   2.02          93,919      $     2.02
           3.75 to     5.64...........       493,102        7.6          4.68         255,860            4.87
           7.59 to     9.00...........        78,000        8.0          8.36          63,500            8.26
         10.375 to    15.19...........       414,100        7.3         11.25         115,780           12.36
          15.60 to    24.38...........        99,503        7.0         16.12          73,780           16.22
                                         -----------                               ----------
                                           1,178,624                                  602,839
                                         ===========                               ==========

         Had compensation cost for the stock option grants under the 2000 Plan, the 1996 Plan and other stock options been determined under SFAS No. 123, the Company's net income and diluted net earnings per share would have been the following (in thousands, except per share amounts):

                                                                                YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------
                                                                           2001           2000         1999
                                                                       ------------   ------------ ------------

       Net income:                          As reported                  $   4,659    $   7,969    $   5,352
                                            Pro forma                        3,023        6,093        3,662

       Earnings per share (diluted):        As reported                        .46          .84          .55
                                            Pro forma                          .30          .64          .38


         Under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the minimum value calculation prior to the Company's initial public offering ("IPO") and the Black-Scholes option pricing model subsequent to the IPO. The following weighted average assumptions were used for grants in 2001, 2000 and 1999, respectively: risk-free interest rates of 5.0%, 5.4% and 6.6%; dividend rates of $0, $0 and $0; expected lives of 10.0, 6.6 and
10.0 years; expected volatility of 53.35%, 52.76% and 65.74%.

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

         NOTES FROM SHAREHOLDERS

         On July 8, 1996, the prior Chief Executive Officer and the current Chief Executive Officer of the Company exercised options to purchase an aggregate 137,110 and 82,750 shares of Class A Common Stock and Class B Common Stock at an aggregate price of $274,220 and $180,638, respectively. In connection with the exercise, each officer entered into a promissory note with the Company for the respective aggregate exercise amounts. The promissory notes, as amended in July 2000, bear interest at an annual rate of 6.63%, mature in June 2004, are full recourse and are collateralized by shares of the Company's common stock.

         TREASURY STOCK

         During the years ended December 31, 2001 and 2000, the Company repurchased 90,900 and 258,400 shares, respectively, of common stock for cash on the open market under a share repurchase program at an aggregate cost of $1.1 million and $1.9 million, respectively.

         EMPLOYEE STOCK PURCHASE PLAN

         Effective as of January 1, 2000, the Company has an employee stock purchase plan whereby employees can make contributions to purchase the Company's common stock. Purchases of common stock are made annually at the lower of the beginning or end of year market value, less a 15% discount. For the years ended December 31, 2001 and 2000, contributions of approximately $214,000 and $97,000 were used to purchase 46,767 and 13,585 shares of the Company's common stock, respectively.

         DEFERRED BONUS PLAN

         In the fourth quarter of 2001, the Company established a deferred bonus plan for certain employees. Pursuant to the plan, $4,675,000 was deposited on behalf of individual participants into a rabbi trust account, which included $3,587,500 in cash and $1,087,500 in Company treasury stock. The treasury stock portion of the rabbi trust is to remain as treasury stock, while the participants may give investment directions to the trustee as to the cash portion, subject to certain limitations. The investments of the rabbi trust represent assets of the Company and are included in the accompanying consolidated balance sheet based on the nature of the assets held. Amounts held in the rabbi trust are generally distributable upon vesting.

         The plan generally vests 100% upon the achievement of an aggregate amount of monthly credits (based on a fixed monthly earnings milestone) expected to occur at the end of five years beginning October 1, 2001. Vesting will accelerate to 60% at the end of three years if certain earnings targets are achieved. Based on the expected earnings period, compensation expense and the related compensation liability for the aggregate plan value are being recognized over five years. To the extent the vesting is extended or accelerated based on the achievement of the financial milestones, recognition of compensation expense will be adjusted on a prospective basis. Through December 31, 2001, the Company expensed approximately $225,000 under the deferred bonus plan.

         While periodic gains on the value of each participant's investments held in the rabbi trust are recorded currently in income, an equal amount of compensation expense and related compensation liability is recorded, since participants are fully vested in such gains. Periodic losses incurred by participants in their invested balances are recorded as incurred. Such losses in excess of a participant's recorded compensation expense are guaranteed by the participants with a full-recourse obligation to the Company. These guarantees function to offset the loss on investments to the extent the obligations are not reserved for collectibility by the Company.

         Amounts held in treasury stock have been recorded at cost. An equal amount has been established as deferred compensation and additional paid-in capital in the accompanying statement of stockholders' equity. The balance in deferred compensation is amortized to compensation expense over the expected vesting period of five years.

11.      DERIVATIVE FINANCIAL INSTRUMENTS

         DEBT SERVICE RESERVE FUND AND DEBT SERVICE FUND

         In August 2001, MCF completed a bond offering to finance the 2001 Sale and Leaseback Transaction. In connection with the bond offering, two reserve fund accounts were established by MCF pursuant to the terms of the indenture. MCF's Debt Service Reserve Fund, aggregating $23.8 million, was established to make payments on MCF's outstanding bonds in the event the Company (as lessee) fails to make scheduled rental payments to MCF. MCF's Debt Service Fund, which aggregated $9.5 million at December 31, 2001, is used to accumulate monthly lease payments MCF receives from the Company until such funds are used to pay MCF's semi-annual bond payments. Both reserve fund accounts are subject to agreements with the MCF Equity Investor whereby guaranteed rates of return of 3% and 5.08%, respectively, are provided for the balance in the Debt Service Reserve Fund and the Debt Service Fund. The guaranteed rates of return are characterized as non-hedge derivative instruments. The derivatives have an aggregate fair value of $4.0 million, which has been recorded as a decrease to the equity investment in MCF made by the MCF Equity Investor (MCF Minority Interest) and as deferred income (a liability account) in the accompanying consolidated balance sheet. Changes in the derivative instruments will be recorded as an adjustment to deferred income.

         Also in connection with MCF's bond offering, the MCF Equity Investor provided a guarantee of the Debt Service Reserve Fund if a bankruptcy of the Company were to occur and a trustee for the estate of the Company were to obtain jurisdiction of the Debt Service Reserve Fund for the Company's estate. This guarantee is characterized as a non-hedge derivative instrument. The derivative has an estimated fair value $2.5 million, which has been recorded as an increase to MCF Minority Interest and as a deferred asset. Changes in the derivative instrument will be recorded as an adjustment to the deferred asset.

12.      SEGMENT DISCLOSURE

         The Company's three operating divisions are its reportable segments. The adult secure institutional segment consists of the operation of secure adult incarceration facilities. The juvenile segment consists of providing residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of 10 and 17 who either have been adjudicated or suffer from behavioral problems. The pre-release segment consists of providing pre-release and halfway house programs for adult offenders who are either on probation or serving the last three to six months of their sentences on parole and preparing for re-entry into society at large. The accounting policies of the Company's segments are the same as those described in the summary of significant accounting policies in Note 3. Intangible assets are not included in each segment's reportable assets, and the amortization of intangible assets is not included in the determination of a segment's operating income or loss. The Company evaluates performance based on income or loss from operations before general and administrative expenses, incentive bonuses, amortization of intangibles, interest and income taxes. Corporate and other assets are comprised primarily of cash, accounts receivable, deposits, deferred costs and deferred taxes.

         The only significant noncash item reported in the respective segments' income or loss from operations is depreciation and amortization (excluding intangibles).

                                                                                    YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------
                                                                              2001          2000           1999
                                                                          ----------     ----------    ----------
                                                                                       (IN THOUSANDS)
                                                                                         (RESTATED)
Revenues
     Adult secure institutional........................................   $   99,791     $   91,163    $   76,011
     Juvenile..........................................................      116,262         86,033        67,131
     Pre-release.......................................................       49,197         48,854        33,825
                                                                          ----------     ----------    ----------
Total revenues.........................................................   $  265,250     $  226,050    $  176,967
                                                                          ==========     ==========    ==========

Depreciation and amortization
     Adult secure institutional........................................   $    3,222     $    2,873    $    3,013
     Juvenile..........................................................        2,149          1,285         1,001
     Pre-release.......................................................        1,451          1,164           831
     Amortization of intangibles.......................................        1,525          1,528           810
     Corporate and other...............................................          931            613           352
                                                                          ----------     ----------    ----------
Total depreciation and amortization....................................   $    9,278     $    7,463    $    6,007
                                                                          ==========     ==========    ==========

Income from operations
     Adult secure institutional........................................   $   22,347     $   20,126    $   17,930
     Juvenile..........................................................       16,857         11,371         8,482
     Pre-release.......................................................       10,514         11,983         7,122
     General and administrative expenses...............................      (15,291)       (12,024)       (9,932)
     Incentive bonuses.................................................       (1,000)            --           (50)
     Amortization of intangibles.......................................       (1,525)        (1,528)         (810)
     Corporate and other...............................................         (884)          (275)         (493)
                                                                          ----------     ----------    ----------
Total income from operations...........................................   $   31,018     $   29,653    $   22,249
                                                                          ==========     ==========    ==========

Assets
     Adult secure institutional........................................   $  157,293     $  155,676    $  141,268
     Juvenile..........................................................      102,766         88,801        53,498
     Pre-release.......................................................       57,962         55,206        47,952
     Intangible assets, net............................................       15,456         16,861        17,911
     Corporate and other...............................................      113,538         20,306        13,362
                                                                          ----------     ----------    ----------
Total assets...........................................................   $  444,807     $  336,850    $  273,991
                                                                          ==========     ==========    ==========

Capital expenditures
     Adult secure institutional........................................   $    4,083     $   17,105    $   13,536
     Juvenile..........................................................        7,117         33,219         4,203
     Pre-release.......................................................          675          4,254         5,184
     Corporate and other...............................................        2,293          2,214         6,144
                                                                          ----------     ----------    ----------
Total capital expenditures.............................................   $   14,168     $   56,792    $   29,067
                                                                          ==========     ==========    ==========


13.      SUBSEQUENT EVENTS

         On February 6, 2002, the Company announced that a Special Committee of the Audit Committee of the Board of Directors had been formed to review the accounting treatment for the 2001 Sale and Leaseback Transaction. The Company entered into a retainer agreement with an investment bank dated September 2001, which, as amended, provides that (1) the Company pay the investment bank a non-refundable retainer fee of $3.65 million to provide financial advisory services concerning separate future financing vehicles and the strategic development of the Company's business and (2) the retainer will be applied on a mutually agreed upon basis toward future contingent fees associated with investment banking services that may be provided to the Company. The review focused on whether the retainer agreement and the payment of the fee affected the previously reported accounting treatment for the 2001 Sale and Leaseback Transaction.

         The Special Committee, which was composed solely of independent directors, retained independent counsel, who retained an accounting advisor, to assist the Special Committee in its review. The Special Committee was formed and conducted its review in response to correspondence dated January 31, 2002 and February 1, 2002 from the Company's independent auditors to its Audit Committee regarding the 2001 Sale and Leaseback Transaction. In the course of its review and pursuant to a third letter from the Company's independent auditors addressed to the Company's Chairman dated February 21, 2002, the Special Committee also reviewed the accounting treatment for the Company's 2000 synthetic lease transaction. The review of the synthetic lease transaction focused on whether a fee was paid pursuant to an engagement letter between the Company and two financial institutions participating in the transaction and the impact of the fee on the previously reported accounting treatment.

         At the conclusion of its review, among other things, the Special Committee recommended to the Board of Directors that:

o based on various considerations, the Company's financial statements for 2000 and the first three quarters of 2001 should be restated to reflect the consolidation of the 2001 Sale and Leaseback Transaction and the 2000 synthetic lease transaction; and

o actions should be taken to strengthen further the Company's internal controls.

         Following discussions with its independent auditors and its advisors regarding the accounting treatment of the 2001 Sale and Leaseback Transaction and the 2000 synthetic least transaction, and in view of anticipated changes in accounting rules, the market and regulatory environment currently existing and a desire to reach a final resolution of these matters as quickly as possible, the Company decided to consolidate both transactions for financial accounting purposes for past and future periods. As a result, the Company has restated its financial statements for 2000 and the first three quarters of 2001 to reflect the consolidation of the 2001 Sale and Leaseback Transaction and the 2000 synthetic lease transaction.

         These restatements are reflected in the selected unaudited quarterly financial data set forth in Note 14.

         On April 16, 2002, the Board of Directors amended the Company's Bylaws. Among other things, the amendments establish an executive chairman position, clarify specific levels of authority for members of senior management and identify appropriate limits on such authority. Pursuant to board action, Harry J. Phillips, Jr., the Company's Chairman, will serve as the Executive Chairman of the Company, Steven W. Logan will serve as President, Thomas R. Jenkins will continue to serve as the Chief Operating Officer of the Company, and John L. Hendrix will continue to serve as the Chief Financial Officer of the Company. The Board of Directors is considering additional actions to strengthen further the Company's internal controls.

         As a result of the Company's Special Committee review of certain Company transactions, the restatement of the Company's 2000 and 2001 financial statements and related matters, management expects to recognize a non-recurring pre-tax charge of approximately $1.6 million for legal, accounting and other professional fees for the quarter ended March 31, 2002. See Note 2.

         Additionally, certain waivers and amendments to the Company's credit agreements were obtained by the Company in connection with the restatement of its financial statements during the first quarter of 2002. As a result of these waivers and amendments, the Company will recognize a pre-tax charge to interest expense of approximately $800,000 for the quarter ended March 31, 2002 for lenders' fees and related professional fees.

14.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Reference is made to Notes 2 and 13 for a discussion of the Company's restated quarterly financial data.

                                   1ST QUARTER          2ND QUARTER        3RD QUARTER        4TH QUARTER             YEAR
                                ------------------  ------------------  ------------------  ------------------  -------------------
                                    AS       AS        AS        AS        AS        AS        AS        AS        AS        AS
                                REPORTED  RESTATED  REPORTED  RESTATED  REPORTED  RESTATED  REPORTED  RESTATED  REPORTED   RESTATED
                                --------  --------  --------  --------  --------  --------  --------  --------  --------   --------
2001:
   Revenues..............       $ 60,628  $ 60,628  $ 65,745  $ 65,745  $ 68,733  $ 68,733  $ 70,144  $    n/a  $    n/a   $265,250
   Income from operations          4,080     4,570     7,551     8,121     6,426     8,493     9,834       n/a       n/a     31,018
   Income before extraordinary
     charges and cumulative
     effect of change in
     accounting principle(1)(2)       54        54     2,129     2,129     1,921     1,909     2,743       n/a       n/a      6,835
   Net income............            824       824     2,129     2,129     1,442     1,431       275       n/a       n/a      4,659
   Earnings per share before
     extraordinary charges and
     cumulative effect of change
     in accounting principle:
     - Basic                    $    .01  $    .01  $    .23  $    .23  $    .21  $    .21  $    .26  $   n/a   $    n/a   $    .71
     - Diluted                  $    .01  $    .01  $    .22  $    .22  $    .20  $    .19  $    .24  $   n/a   $    n/a   $    .68
   Earnings per share:
   - Basic...............       $    .09  $    .09  $    .23  $    .23  $    .16  $    .15  $    .03  $   n/a   $    n/a   $    .48
   - Diluted.............       $    .09  $    .09  $    .22  $    .22  $    .15  $    .14  $    .02  $   n/a   $    n/a   $    .46

2000:
   Revenues..............       $ 53,468  $    n/a  $ 55,408  $ 55,408  $ 56,746  $ 56,746  $ 60,428  $60,428   $226,050   $226,050
   Income from operations          6,901       n/a     7,466     7,524     7,516     7,573     7,178    7,655     29,061     29,653
   Net income............          1,971       n/a     2,193     2,193     1,932     1,932     1,873    1,873      7,969      7,969
   Earnings per share:
   - Basic...............       $    .21  $    n/a  $    .23  $    .23  $    .21  $    .21  $    .20  $   .20   $    .85   $    .85
   - Diluted.............       $    .21  $    n/a  $    .23  $    .23  $    .20  $    .20  $    .20  $   .20   $    .84   $    .84

1999:
   Revenues..............       $ 38,356  $    n/a  $ 43,609  $    n/a  $ 45,321  $    n/a  $ 49,681  $   n/a   $176,967   $    n/a
   Income from operations          3,987       n/a     4,815       n/a     5,945       n/a     7,502      n/a     22,249        n/a
   Income before cumulative
     effect of change in
     accounting principle          1,440       n/a     1,783       n/a     2,287       n/a     2,796      n/a      8,306        n/a
   Net income (loss) (3).         (1,514)      n/a     1,783       n/a     2,287       n/a     2,796      n/a      5,352        n/a

   Earnings per share before
     cumulative effect of change
     in accounting principle:
   - Basic...............       $    .15  $    n/a  $    .19  $    n/a  $    .24  $    n/a  $    .30  $   n/a   $    .88   $    n/a
   - Diluted.............       $    .15  $    n/a  $    .18  $    n/a  $    .24  $    n/a  $    .29  $   n/a   $    .86   $    n/a
   Earnings per share:
   - Basic...............       $   (.16) $    n/a  $    .19  $    n/a  $    .24  $    n/a  $    .30  $   n/a   $    .57   $    n/a
   - Diluted.............       $   (.16) $    n/a  $    .18  $    n/a  $    .24  $    n/a  $    .29  $   n/a   $    .55   $    n/a

2001 BALANCE SHEET DATA:
   Working capital.......       $ 35,526  $ 35,526  $ 41,294  $ 41,294  $ 96,885  $ 88,584  $ 97,814  $   n/a   $    n/a   $ 97,814
   Total assets..........        294,000   341,682   298,593   346,013   185,693   434,012   444,807      n/a        n/a    444,807
   Long-term debt, net of
     current portion.....        153,957   201,155   159,488   206,686    38,424   276,718   238,768      n/a        n/a    238,768
   Stockholders' equity..        105,478   105,478   106,771   106,771   109,221   109,209   153,104      n/a        n/a    153,104

2000 BALANCE SHEET DATA:
   Working capital (deficit)
   Total assets..........       $(11,628) $    n/a  $ 32,739  $ 32,739  $ 35,633  $ 35,633  $ 29,703  $29,703   $ 29,703   $ 29,703
   Long-term debt, net
     of current portion..        274,164       n/a   276,551   313,453   284,120   325,884   291,439  336,850    291,439    336,850
   Stockholders' equity..        101,250       n/a   145,000   180,943   150,848   191,942   146,926  191,722    146,926    191,722
                                  99,301       n/a   101,494   101,494   103,094   103,094   104,320  104,320    104,320    104,320


(1) The Company early retired $50.0 million and $39.4 million outstanding of its Senior Secured Notes and Subordinated Notes in the third quarter and fourth quarter of 2001, respectively, and recorded net-of-tax charges of $479,000 in the third quarter and $2.5 million in the fourth quarter due to the write-off of unamortized deferred debt issuance costs related to the credit facilities. See Note 8 to the Consolidated Financial Statements.
(2) The Company changed its method of accounting for supplies effective January 1, 2002 and recorded a net-of-tax charge of approximately $770,000 for the cumulative effect of a change in accounting principle. See Note 3 to the Consolidated Financial Statements.
(3) The Company adopted SOP 98-5 in January 1999 and recorded a net-of-tax charge of approximately $3.0 million for the cumulative effect of a change in accounting principle.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         Items 10, 11, 12 and 13 of Part III have been omitted from this report because the Company will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or a 10-K/A. The information required by Items 10, 11, 12 and 13 of this report, which will appear in the 10-K/A and/or the definitive proxy statement, is incorporated by reference into Part III of this report.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


         (a)      FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS


                  1.   Financial statements and reports of Arthur Andersen LLP
                           Report of Independent Public Accountants
                           Consolidated Balance Sheets - December 31, 2001 and
                             2000
                           Consolidated Statements of Operations for the years
                             ended December 31, 2001, 2000 and 1999
                           Consolidated Statements of Stockholders' Equity for
                             the years ended December 31, 2001, 2000 and 1999
                           Consolidated Statements of Cash Flows for the years
                             ended December 31, 2001, 2000 and 1999 Notes to
                           Consolidated Financial Statements

                  2.   Financial statement schedules
                           All schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

                  3.   Exhibits

--------------------------------------------------------------------------------------------------------------
EXHIBIT NO.                   DESCRIPTION                                            INCORPORATED BY REFERENCE
--------------------------------------------------------------------------------------------------------------
    3.1      Restated Certificate of Incorporation of the Company.                                1
--------------------------------------------------------------------------------------------------------------
    3.2      Amended and Restated Bylaws of the Company.                                         19
--------------------------------------------------------------------------------------------------------------
    4.1      Certificate representing Common Stock.                                               2
--------------------------------------------------------------------------------------------------------------
    4.2      Registration Rights Agreement dated as of March 31, 1994, as                         2
             amended, among the Company and the stockholders listed on the signature pages thereto.
--------------------------------------------------------------------------------------------------------------
    4.3      Rights Agreement dated as of May 1, 1998 between the Company and                     7
             the stockholders listed on the signature pages thereto.
--------------------------------------------------------------------------------------------------------------
    9.1      Stock Transfer and Voting Agreement dated November 23, 1994                          2
             between David M. Cornell and Jane B. Cornell.
--------------------------------------------------------------------------------------------------------------
   10.1      Cornell Corrections, Inc. Amended and Restated 1996 Stock Option                     6
             Plan. (a)
--------------------------------------------------------------------------------------------------------------
   10.2      Employment Agreement dated as of September 9, 1997 between                           3
             Abraxas Group, Inc. and Arlene R. Lissner. (a)
--------------------------------------------------------------------------------------------------------------
   10.3      Covenant Not to Compete Agreement dated as of September 9, 1997                      3
             by and between the Company and Arlene R. Lissner. (a)
--------------------------------------------------------------------------------------------------------------
   10.4      Form of Indemnification Agreement between the Company and each of                    2
             its directors and executive officers.
--------------------------------------------------------------------------------------------------------------
   10.5      Stockholders Agreement among certain stockholders named therein                      3
             dated September 15, 1997.
--------------------------------------------------------------------------------------------------------------
   10.6      Contract between CCCI and the CDC (No. 92.401) for the Baker,                        2
             California Facility dated June 25, 1992, as amended.
--------------------------------------------------------------------------------------------------------------
   10.7      Professional Management Agreement between the Company and Central                    2
             Falls Detention Facility Corporation dated July 15, 1992.
--------------------------------------------------------------------------------------------------------------
   10.8      Operating Agreement by and between each of MidTex Detentions,                        2
             Inc., the City of Big Spring, Texas ("Big Spring") and Cornell
             Corrections of Texas, Inc. ("CCTI") dated as of July 1, 1996 and related Assignment and Assumption of Operating Agreement.
--------------------------------------------------------------------------------------------------------------
   10.9      Contract between CCCI and the CDC (No. R92.132) for the Live Oak,                    2
             California Facility dated March 1, 1993, as amended.
--------------------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------------
EXHIBIT NO.                   DESCRIPTION                                            INCORPORATED BY REFERENCE
--------------------------------------------------------------------------------------------------------------
   10.10     Asset Purchase Agreement dated as of January 31, 1997 by and                         4
             between CCTI and Interventions Co.
--------------------------------------------------------------------------------------------------------------
   10.11     Asset Purchase Agreement dated as of August 14, 1997 by and                          3
             between the Company and Abraxas Group, Inc., Foundation for
             Abraxas, Inc., Abraxas Foundation, Inc., Abraxas Foundation of
             Ohio and Abraxas, Inc.
--------------------------------------------------------------------------------------------------------------
   10.12     Contract between Texas Alcoholism Foundation, Inc. and the Texas                     2
             Department of Criminal Justice, Parole Division for the Reid
             Facility dated January 31, 1996, as amended.
--------------------------------------------------------------------------------------------------------------
   10.13     Form of Contract between CCCI and the Utah State Department of                       2
             Human Services, Division of Youth Corrections for the Salt Lake
             City, Utah Juvenile Facility.
--------------------------------------------------------------------------------------------------------------
   10.14     Asset Purchase Agreement among CCTI, Texas Alcoholism Foundation,                    2
             Inc. and the Texas House Foundation, Inc. dated May 14, 1996.
--------------------------------------------------------------------------------------------------------------
   10.15     Asset Purchase Agreement among CCTI, the Company, Ed Davenport,                      2
             Johnny Rutherford and MidTex Detentions, Inc. dated May 22, 1996.
--------------------------------------------------------------------------------------------------------------
   10.16     Lease Agreement between CCCI and Baker Housing Company dated                         2
             August 1, 1987 for the Baker, California facility.
--------------------------------------------------------------------------------------------------------------
   10.17     Lease Agreement between CCCI and Sun Belt Properties dated as of                     2
             May 23, 1988, as amended for the Live Oak, California facility.
--------------------------------------------------------------------------------------------------------------
   10.18     Lease Agreement between Big Spring and Ed Davenport dated as of                      2
             July 1, 1996 for the Interstate Unit and related Assignment and
             Assumption of Leases.
--------------------------------------------------------------------------------------------------------------
   10.19     Secondary Sublease Agreement between Big Spring and Ed Davenport                     2
             dated as of July 1, 1996 for the Airpark Unit and related
             Assignment and Assumption of Leases.
--------------------------------------------------------------------------------------------------------------
   10.20     Secondary Sublease Agreement between Big Spring and Ed Davenport                     2
             dated as of July 1, 1996 for the Flightline Unit and related
             Assignment and Assumption of Leases.
--------------------------------------------------------------------------------------------------------------
   10.21     Stock Option Agreement between the Company and CEP II dated July                     2
             9, 1996.
--------------------------------------------------------------------------------------------------------------
   10.22     Form of Option Agreement between the Company and the Optionholder                   10
             listed therein dated as of November 1, 1995.
--------------------------------------------------------------------------------------------------------------
   10.23     Senior Note Agreement by and between the Company and the Note                        8
             Purchasers dated July 15, 1998.
--------------------------------------------------------------------------------------------------------------
   10.24     Asset Purchase Agreement dated as of November 17, 1997 by and                        5
             between Foresite Capital Facilities Corporation and the Hinton
             Economic Development Authority.
--------------------------------------------------------------------------------------------------------------
   10.25     Amendment dated December 10, 1997 to Asset Purchase Agreement                        5
             dated as of November 17, 1997.
--------------------------------------------------------------------------------------------------------------
   10.26     Amendment No. 2 dated January 6, 1998 to Asset Purchase Agreement                    5
             dated as of November 17, 1997.
--------------------------------------------------------------------------------------------------------------
   10.27     Assignment of Agreement of Purchase and Sale dated as of January                     5
             5, 1998 by and between Foresite Capital Facilities Corporation and Cornell Corrections of Oklahoma, Inc.
--------------------------------------------------------------------------------------------------------------
   10.28     Allvest Asset Purchase Agreement dated as of June 20, 1998 by and                    9
             between the Company and Allvest, Inc., St. John Investments, and
             William C. Weimar.
--------------------------------------------------------------------------------------------------------------
  10.28a     Subordinated Bridge Loan Agreement by and between the Company and                   11
             ING dated October 14, 1999.
--------------------------------------------------------------------------------------------------------------
   10.29     Asset Purchase Agreement by and among the Company and                               11
             Interventions and IDDRS Foundation dated May 10, 1999.
--------------------------------------------------------------------------------------------------------------
   10.30     Extension of Asset Purchase Agreement by and among the Company                      11
             and Interventions and IDDRS Foundation dated September 30, 1999.
--------------------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------------
EXHIBIT NO.                   DESCRIPTION                                            INCORPORATED BY REFERENCE
--------------------------------------------------------------------------------------------------------------
   10.31     Asset Purchase Agreement by and among BHS Consulting Corp., its                     11
             Shareholders and the Company dated May 10, 1999.
--------------------------------------------------------------------------------------------------------------
   10.32     Extension of Asset Purchase Agreement by and among BHS Consulting                   11
             Corp., its Shareholders and the Company dated September 30, 1999.
--------------------------------------------------------------------------------------------------------------
   10.33     Amendment to Asset Purchase Agreement by and among BHS Consulting                   11
             Corp., its Shareholders and the Company dated November 12, 1999.
--------------------------------------------------------------------------------------------------------------
   10.34     Participation Agreement among the Company and certain of its                        12
             subsidiaries and Heller Financial Leasing, Inc. dated November
             23, 1999.
--------------------------------------------------------------------------------------------------------------
   10.35     Lease Agreement between First Security Bank, National                               12
             Association, and the Company and certain of its subsidiaries dated November 23, 1999.
--------------------------------------------------------------------------------------------------------------
   10.36     Lease Agreement by and among Hinton Economic Development                            12
             Authority, the Town of Hinton, Oklahoma, and Cornell Corrections
             of Oklahoma, Inc. dated December 31, 1999.
--------------------------------------------------------------------------------------------------------------
   10.37     Consulting Agreement between the Company and David M. Cornell                       12
             dated December 15, 1999. (a)
--------------------------------------------------------------------------------------------------------------
   10.38     Form of Severance Agreement executed by John Hendrix, Arlene                        12
             Lissner, Thomas Jenkins, Thomas Rathjen, Patrick Perrin and
             Steven Logan. (a)
--------------------------------------------------------------------------------------------------------------
   10.39     Fourth Amended and Restated Credit Agreement among the Company,                     13
             certain subsidiaries of the Company, Atlantic Financial Group,
             Ltd., the Lenders and ING (U.S.) Capital LLC, as Administrative
             Agent, dated as of July 21, 2000.
--------------------------------------------------------------------------------------------------------------
   10.40     Amended and Restated Master Agreement among the Company, certain                    13
             subsidiaries of the Company, Atlantic Financial Group, Ltd., the
             Lenders, ING (U.S.) Capital LLC, as Administrative Agent, Bank of
             America N.A., as Syndication Agent, and Suntrust Equitable
             Securities Corporation, as Documentation Agent, dated as of July
             21, 2000.
--------------------------------------------------------------------------------------------------------------
   10.41     Note and Equity Purchase Agreement among the Company, American                      13
             Capital Strategies, Ltd. and Teachers Insurance and Annuity
             Association of America, dated as of July 21, 2000.
--------------------------------------------------------------------------------------------------------------
   10.42     Warrant issued by the Company to American Capital Strategies,                       13
             Ltd. dated as of July 21, 2000.
--------------------------------------------------------------------------------------------------------------
   10.43     Warrant issued by the Company to Teachers Insurance and Annuity                     13
             Association of America, dated as of July 21, 2000.
--------------------------------------------------------------------------------------------------------------
   10.44     Cornell Corrections, Inc. Employee Stock Purchase Plan. (a)                         14
--------------------------------------------------------------------------------------------------------------
  10.44a     Cornell Companies, Inc. Deferred Compensation Plan (a)                              14
--------------------------------------------------------------------------------------------------------------
   10.45     Cornell Companies, Inc. 2000 Director Stock Plan. (a)                               15
--------------------------------------------------------------------------------------------------------------
   10.46     Cornell Companies, Inc. 2000 Broad-Based Employee Plan. (a)                         16
--------------------------------------------------------------------------------------------------------------
   10.47     Premises Transfer Agreement dated August 14, 2001 among Cornell                     17
             Company, Inc., Cornell Corrections of Georgia, L.P., Cornell
             Corrections of Oklahoma, Inc., Cornell Corrections of Texas,
             Inc., WBP Leasing, Inc., and Municipal Corrections Finance, L.P.
--------------------------------------------------------------------------------------------------------------
   10.48     Master Lease Agreement (with addenda) dated August 14, 2001                         17
             between Municipal Corrections Finance, L.P. and Cornell
             Companies, Inc.
--------------------------------------------------------------------------------------------------------------
   10.49     Master Lease Agreement dated December 3, 1998 between Atlantic                      18
             Financial Group and WBP Leasing, Inc. and certain other
             subsidiaries of Cornell Corrections, Inc.
--------------------------------------------------------------------------------------------------------------
   10.50     Amendment No. 1 to Credit Agreement dated January 31, 2001.                         18
--------------------------------------------------------------------------------------------------------------
   10.51     Amendment No. 2 to Credit Agreement and Amendment No. 1 to Master                   18
             Agreement dated August 9, 2001.
--------------------------------------------------------------------------------------------------------------
   10.52     First Amendment to Note and Equity Purchase Agreement dated                         18
             August 9, 2001.
--------------------------------------------------------------------------------------------------------------
   11.1      Computation of Per Share Earnings.                                                   *
--------------------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------------
EXHIBIT NO.                   DESCRIPTION                                            INCORPORATED BY REFERENCE
--------------------------------------------------------------------------------------------------------------
   21.1      Subsidiaries of the Company.                                                         *
--------------------------------------------------------------------------------------------------------------
   23.1      Consent of Arthur Andersen LLP.                                                      *
--------------------------------------------------------------------------------------------------------------
   99.1      Letter from Cornell Companies, Inc. to the Securities and                            *
             Exchange Commission dated April 15, 2002 regarding representation from Arthur Andersen LLP.
--------------------------------------------------------------------------------------------------------------
   99.2      Letter Agreement dated September 5, 2001, as amended, between                        *
             Cornell Companies, Inc. and Lehman Brothers, Inc.
--------------------------------------------------------------------------------------------------------------

(a)  Management compensatory plan or contract.
(1)  Annual Report on Form 10-K of the Company for the year ended December 31, 1996.
(2)  Registration Statement on Form S-1 of the Company (Registration No. 333-08243).
(3)  Registration Statement on Form S-1 of the Company (Registration No. 333-35807).
(4)  Current Report on Form 8-K of the Company dated January 31, 1997.
(5)  Current Report on Form 8-K of the Company dated January 6, 1998.
(6)  Definitive Proxy Statement dated March 9, 1998.
(7)  Registration Statement on Form 8-A of the Company filed May 11, 1998.
(8)  Quarterly Report on Form 10-Q of the Company for the quarter ended June 30,
     1998.
(9)  Current Report on Form 8-K of the Company dated August 13, 1998.
(10) Annual Report on Form 10-K of the Company for the year ended December 31, 1998.
(11) Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1999.
(12) Annual Report on Form 10-K of the Company for the year ended December 31, 1999.
(13) Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2000.
(14) Registration Statement on Form S-8 of the Company (Registration No. 333-80187).
(15) Registration Statement on Form S-8 of the Company (Registration No. 333-42444).
(16) Registration Statement on Form S-8 of the Company (Registration No. 333-52236).
(17) Current Report on Form 8-K of the Company dated August 14, 2001.
(18) Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2001.
(19) Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2001.
 *   Filed herewith

      (b)     REPORTS ON FORM 8-K

            The Company filed a Current Report on Form 8-K on November 30, 2001 regarding the Company's offering of 3,450,000 shares of its common stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                                           CORNELL COMPANIES, INC.

Dated:      April 16, 2002                                                 By:    /S/ HARRY J. PHILLIPS, JR.
                                                                                  --------------------------------
                                                                                  Harry J. Phillips, Jr.
                                                                                  Executive Chairman, Chairman of
                                                                                  the Board and Director

SIGNATURE                                 TITLE                                   DATE
---------                                 -----                                   ----

/S/ HARRY J. PHILLIPS, JR.                Executive Chairman, Chairman of         April 16, 2002
----------------------------------
Harry J. Phillips, Jr.                    the Board and Director
                                          (Principal Executive Officer)

/S/ JOHN L. HENDRIX                       Senior Vice President and               April 16, 2002
------------------------------------
John L. Hendrix                           Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)


/S/ ANTHONY R. CHASE                      Director                                April 16, 2002
---------------------------------
Anthony R. Chase

/S/ JAMES H.S. COOPER                     Director                                April 16, 2002
-----------------------------------
James H.S. Cooper

/S/ DAVID M. CORNELL                      Director                                April 16, 2002
----------------------------------
David M. Cornell

/S/ PETER A. LEIDEL                       Director                                April 16, 2002
--------------------------------------
Peter A. Leidel

/S/ ARLENE R. LISSNER                     Director                                April 16, 2002
----------------------------------
Arlene R. Lissner

/S/ STEVEN W. LOGAN                       President and Director                  April 16, 2002
----------------------------------
Steven W. Logan

/S/ TUCKER TAYLOR                         Director                                April 16, 2002
-----------------------------------
Tucker Taylor

/S/ MARCUS A. WATTS                       Director                                April 16, 2002
---------------------------------
Marcus A. Watts