Form 10-K/A
period 2001-12-31
CORNELL COMPANIES INC
filed 2002-04-30
CIK 1016152

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                         Commission File Number 1-14472

                             CORNELL COMPANIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                Delaware                               76-0433642
    (State or other jurisdiction of         (IRS Employer Identification No.)
     Incorporation or organization)

   1700 West Loop South, Suite 1500,
             Houston, Texas                               77027
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code       (713) 623 - 0790

Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS                     NAME OF STOCK EXCHANGE
         ---------------------                   ------------------------

Common Stock, $.001 par value per share          New York Stock Exchange
    Preferred Stock Purchase Rights              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 28, 2002, Registrant had outstanding 13,056,903 shares of its common stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $134,805,000 based on the closing price of $10.80 per share as reported on the New York Stock Exchange. For purposes of the foregoing calculation, all directors and officers of the Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or officers is an affiliate.

                  Documents Incorporated by Reference: None

                               EXPLANATORY NOTE

      On April 16, 2002, Cornell Companies, Inc. (the "Company") filed with the Securities and Exchange Commission (the "SEC") its Annual Report on Form 10-K for the year ended December 31, 2001 (the "Initial Form 10-K"). In accordance with the SEC rules, the Company incorporated by reference Part III of the Initial Form 10-K from the Proxy Statement to be filed by the Company in connection with its 2002 Annual Stockholders' Meeting, which the Company anticipated filing on or before April 30, 2002. Since filling the Initial Form 10-K, the Company has determined that it will not file its Proxy Statement prior to the April 30 deadline and, in accordance with SEC rules, must file an amendment to its Initial Form 10-K to include the disclosures required by Part III of Form 10-K. This Amendment No. 1 on Form 10-K/A amends Part III of the Initial Form 10-K in order to include those disclosures required by Part III of Form 10-K. It also amends Part IV to include an exhibit that was not available when the Company filed its Initial Form 10-K.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

      The following table lists the names, ages and positions of the Company's directors as of April 16, 2002. There are no family relationships between any of the directors or officers.

       NAME                                               AGE       POSITION
       ----                                              ----       --------
       Anthony R. Chase..............................     47        Director
       James H. S. Cooper............................     47        Director
       David M. Cornell..............................     66        Director
       Peter A. Leidel...............................     45        Director
       Arlene R. Lissner.............................     71        Director; Director of Special Projects
       Steven W. Logan...............................     40        Director; President
       Harry J. Phillips, Jr.........................     52        Director; Chairman of the Board; Executive
                                                                    Chairman
       Tucker Taylor.................................     63        Director
       Marcus A. Watts...............................     44        Director


      ANTHONY R. CHASE has been a director of the Company since October 1999. Mr. Chase has served as Chairman and Chief Executive Officer of ChaseCom Limited Partnership since December 1998 and as President and Chief Executive Officer of Faith Broadcasting, L.P. since November 1993. Mr. Chase is also Chairman of the Board of the Telecom Opportunity Institute, a national, non-profit organization founded by ChaseCom Limited Partnership to increase career, education and job training opportunities in the telecommunications industry for people in historically underserved communities. Mr. Chase is a Professor of Law at the University of Houston Law Center. Mr. Chase is a director of Leap Wireless International, Inc., a nationwide provider of wireless phone service, a director of Northern Trust Bank of Texas, and a Member of the Council on Foreign Relations.

      JAMES H. S. COOPER has been a director of the Company since October 1999. Mr. Cooper is the founder and Chairman of Brentwood Capital Advisors LLC of Brentwood, Tennessee, where he has been since May 1999. Mr. Cooper was a Managing Director of SunTrust Equitable Securities Corporation of Nashville, Tennessee (and its predecessor, Equitable Securities Corp.) from April 1995 to April 1999, and served as Congressman, 4th District of Tennessee in the United States House of Representatives from 1983 to 1995. Mr. Cooper has also been an Adjunct Professor at the Owen School of Management at Vanderbilt University since 1995. Mr. Cooper serves as a director of several private companies.

      DAVID M. CORNELL has been a director since our founding and was Chairman of the Board from our founding until September 2000. Mr. Cornell also served as President and Chief Executive Officer of the Company from our founding until August 1999.

      PETER A. LEIDEL has been a director since May 1991 and has been Chairman of the Board from September 2000 to July 2001. Mr. Leidel is founder and Managing Director of Yorktown Partners LLC, and a partner of Ticonderoga Capital, both of which manage private investment funds. In September 1997, Mr. Leidel resigned as Senior Vice President of Dillon Read & Co, Inc. (a predecessor of UBS PaineWebber Inc.) where he worked since 1983 managing private investment funds. Mr. Leidel is a director of Willbros Group, Inc., an oil and gas industry contractor, Carbon Energy Corporation, an oil and gas exploration company, and several private companies.

      ARLENE R. LISSNER has been a director since September 1997 when we acquired Abraxas, and is Director of Special Projects. Ms. Lissner founded Abraxas in 1973, where she served as President and Chief Executive Officer until 1977, at which time she left that position to become Chairperson of the Board of Directors of Abraxas. Ms. Lissner resumed her role as President and Chief Executive Officer of Abraxas from April 1996 through September 1997.

      STEVEN W. LOGAN has been a director and the President since August 1999 . Mr. Logan served as Chief Executive Officer from August 1999 to April 2002 and as Chairman of the Board from July 2001 to February 2002. Prior to August 1999, Mr. Logan served as Executive Vice President from April 1998 and was Chief Operating Officer from April 1998 through December 1998. Previously, Mr. Logan served as Senior Vice President from November 1997 to April 1998, and Chief Financial Officer, Treasurer and Secretary from 1993 to April 1998. From 1984 to 1993, Mr. Logan served in various positions with Arthur Andersen LLP, Houston.

      HARRY J. PHILLIPS, JR. has been a director since January 2001. Mr. Phillips was named Chairman of the Board of Directors of the Company on February 6, 2002 and Executive Chairman of the Company on April 16, 2002. Mr. Phillips is President of Timberlake Interests, Inc. and Phillips Investments, Inc. Mr. Phillips previously served as Chairman and Chief Executive Officer of American Ecology Corporation from 1992 to 1995. Mr. Phillips is a director of Conservatek Industries, Inc. and Aeriform, Inc.

      TUCKER TAYLOR has been a director since October 1996. Mr. Taylor has been President of CBCA, Inc., a company that administers health benefits for self-insured employers, since July 2000. From 1992 to 1999, Mr. Taylor was Executive Vice President of Medical Care International and, after an acquisition, a Senior Vice President at Columbia/HCA. Mr. Taylor is also a director of SuperShuttle, a privately held ground transportation company, and Alta Healthcare Systems, a privately held hospital company.

      MARCUS A. WATTS has been a director since January 2001. Mr. Watts is a partner of the law firm of Locke Liddell & Sapp LLP where he has practiced corporate and securities law since 1984. Mr. Watts is a director of Aeriform, Inc. and serves on the board of various civic and charitable organizations.

DIRECTOR COMPENSATION

      Ms. Lissner does not receive compensation for serving as a director. In 2001, Messrs. Chase, Cooper, Cornell, Leidel, Phillips, Taylor and Watts received an annual fee of $15,000, a fee of $1,500 for attendance at each Board of Directors meeting and a fee of $1,000 for attendance at each committee meeting (unless held on the same day as a Board of Directors meeting). In February 2000, the Board approved the payment of fees in cash or common stock of the Company, at the election of the director, subject to the provisions of the Cornell Companies, Inc. 2000 Directors Stock Plan, which was adopted by stockholders at the Company's 2001 Annual Meeting. In January 2001, the Company granted to Mr. Phillips and Mr. Watts nonqualified options to purchase 15,000 shares of Common Stock under the 1996 Plan in connection with their appointment to the Board. The options to Messrs. Phillips and Watts vested 25% on the date of the grant and the remainder vest ratably over three years with a term of 10 years and have a per share exercise price equal to the market value of a share of Common Stock on the date of the grant. Additionally, Messrs. Chase, Cooper, Cornell, Leidel and Taylor were each granted nonqualified options to purchase 2,000 shares of Common Stock under the 1996 Plan in January 2001. These options vested 100% on the date of the grant with a term of 10 years and have a per share exercise price equal to the market value of a share of Common Stock on December 31, 2000. All directors are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof and for other expenses incurred in their capacity as directors.

EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

      The following table sets forth the names, ages and positions of the persons who are not directors and who are executive officers and other key employees of the Company as of April 16, 2002:

      NAME                                         AGE                        POSITION
      ----                                         ---                        --------
      Leslie A. Balonick....................       50           Vice President, Mid-West Region
      Luis A. Collazo.......................       35           Corporate Controller and Chief Accounting Officer
      John C. Godlesky......................       55           Vice President, Eastern Region
      John L. Hendrix.......................       53           Senior Vice President and Chief Financial Officer
      Gary L. Henman........................       62           Vice President, Adult Secure Institutions
      Thomas R. Jenkins.....................       54           Senior Vice President and Chief Operating Officer
      Kevin B. Kelly........................       39           Treasurer and Corporate Secretary
      Patrick N. Perrin.....................       41           Vice President and Chief Administrative Officer
      Laura J. Shol.........................       47           Vice President, Western Region
      Kevin T. Smyley.......................       51           Managing Director, Business Development
      Marvin H. Wiebe, Jr...................       54           Senior Vice President


      LESLIE A. BALONICK has been Vice President, Mid-West Region since we acquired Interventions in November 1999. She previously served as Acting Clinical Director for BHS Consulting Corp. from September 1998 to November 1999 and as Director of Planning and Business Development from 1996 to August 1998. From 1991 to 1996, she served as Regional Manager for Interventions. Ms. Balonick serves as a member of the Women's Committee of the Illinois Department of Human Services, Office of Alcoholism and Substance Abuse Advisory Board and is a Clinically Certified Substance Abuse Counselor.

      LUIS A. COLLAZO has been Corporate Controller and Chief Accounting Officer since November 1999. Prior to November 1999, Mr. Collazo served as Corporate Controller and Vice President of Accounting and Business Processes for IKON Document Services, a division of IKON Office Solutions from September 1993 to November 1999. Mr. Collazo is a Certified Public Accountant.

      JOHN C. GODLESKY has been Vice President, Eastern Region, since November 1999 and Vice President, Juvenile since January 1999. He previously served as Director, Division of Residential Programs of Abraxas from June 1993 to December 1998, and was responsible for the overall development, direction and management of Abraxas' juvenile residential programs.

      JOHN L. HENDRIX has been Senior Vice President and Chief Financial Officer since September 1999. Mr. Hendrix previously served as Senior Vice President and Chief Financial Officer of GC Services from 1998 to August 1999. From 1996 to 1998, Mr. Hendrix served as Senior Vice President and Chief Financial Officer of APS Holding Corporation. Mr. Hendrix served as Senior Vice President and Chief Financial Officer at Kay-Bee Toy Stores in 1996 and held various senior financial positions at Kay-Bee Toy Stores since 1991. Mr. Hendrix is a Certified Public Accountant.

      GARY L. HENMAN has been Vice President, Adult Secure Institutions since October 1998 and National Director of Quality Assurance since June 1998. He was previously an associate professor at Louisiana State University from 1997 to September 1998. From 1973 to 1997, Mr. Henman was with the Federal Bureau of Prisons ("FBOP"), progressing to Deputy Regional Director and Warden of five facilities, including the United States Penitentiaries at Leavenworth, Kansas and Marion, Illinois. Mr. Henman was Chairman of both the FBOP High Security Facility Task Force and the FBOP Task Force on Vocational Training.

      THOMAS R. JENKINS has been Senior Vice President since May 1999 and Chief Operating Officer of the Company since January 1999. Mr. Jenkins previously served as Vice President, Juvenile since September 1997. From November 1995 through September 1997 he served as Vice President---Operations of Abraxas. From 1973 through November 1995, Mr. Jenkins served with the Department of Public Welfare, Commonwealth of Pennsylvania in various capacities ranging from Director of various juvenile facilities to Director of the Pennsylvania Child Welfare Services.

      KEVIN B. KELLY has served as Treasurer and Corporate Secretary since November 1999 and was Corporate Controller and Chief Accounting Officer from January 1996 to November 1999. Prior to January 1996, Mr. Kelly was Assistant Controller and Corporate Financial Reporting Manager for American Ecology Corporation from 1993 to 1995. Mr. Kelly is a Certified Public Accountant.

      PATRICK N. PERRIN has been Vice President since June 2001 and Chief Administrative Officer since November 1998. Prior to November 1998, Mr. Perrin served as Corporate Director of Risk Management, Employee Benefits and Retirement Plans for Tracor, Inc. from November 1991 to October 1998.

      LAURA J. SHOL has been Vice President, Western Region since November 1999 and as Vice President, Pre-Release since November 1997, and was Managing Director of Pre-Release Centers since May 1997. She previously served as Director of Community Corrections of the Company from June 1996 through May 1997, and was Senior Regional Administrator of Eclectic from 1986 to June 1996.

      KEVIN T. SMYLEY has been Vice President, Business Development since January 2002 and was Managing Director, Business Development from January 2001 through December 2001. Mr. Smyley was Director of Public Policy since September 1999 and a Vice President of Cornell Interventions, Inc., one of our subsidiaries, since July 1999. From 1997 to 1999, Mr. Smyley served as Co-Executive Director and Project Manager for the Kid's Stuff Foundation. From 1991 to 1997, Mr. Smyley worked for Lockheed Martin IMS serving as Vice President of Criminal Justice Services from 1995 to 1997. Mr. Smyley is a member of the National Organization of Black Law Enforcement Executives, the ACA and the American Probation and Parole Association.

      MARVIN H. WIEBE, JR. has been Senior Vice President since November 1997 and Vice President since we acquired Eclectic Communications, Inc. in 1994. He was previously Vice President---Administration and Finance, Vice President---Secure Detention and Chief Financial Officer of Eclectic, where he was employed for 11 years. Mr. Wiebe has served as President of the International Community Corrections Association and as an auditor for the ACA Commission on Accreditation for Corrections and is a member of the International Community Corrections Association, the California Probation Parole & Correctional Association and the ACA.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all its directors and executive officers during 2001 complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act, except that Tucker Taylor, director of the Company, did not timely file a Form 4.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth compensation information for the chief executive officer and the four other most highly compensated executive officers (the "named executive officers") of the Company during the Company's fiscal years 2001, 2000 and 1999.

                                                            SUMMARY COMPENSATION TABLE


                                                                                                  LONG-TERM
                                                               ANNUAL COMPENSATION               COMPENSATION
                                                           ----------------------------         ---------------
                                                                                                  SECURITIES            ALL
                                           FISCAL                                                 UNDERLYING           OTHER
NAME AND PRINCIPAL POSITION                 YEAR            SALARY             BONUS               OPTIONS         COMPENSATION(1)
---------------------------                ------          --------          ---------          --------------    ----------------
                                                             ($)                ($)                   (#)               ($)
Steven W. Logan (2).................        2001           425,000            80,000                 75,000             6,128
    President and Chief                     2000           300,000               ---                 36,667             5,441
    Executive Officer                       1999           252,404               ---                100,000             5,380


John L. Hendrix (3).................        2001           250,000            65,000                    ---             4,802
    Senior Vice President and Chief         2000           225,000               ---                 70,000             1,744
    Financial Officer                       1999            64,904               ---             100,000(4)             1,869

Thomas R. Jenkins...................        2001           250,000            80,000                    ---             5,952
    Senior Vice President and Chief         2000           180,000               ---                 33,333             5,062
    Operating Officer                       1999           158,557               ---                    ---            17,805

Patrick N. Perrin...................        2001           150,000            30,000                    ---             1,920
    Vice President and Chief                2000           135,000               ---                  7,500             2,794
    Administrative Officer                  1999           120,000               ---                    ---               ---
Kevin T. Smyley (5) ................        2001           140,000            25,000                    ---             1,056
    Vice President, Business                2000           140,000               ---                    ---               239
    Development                             1999            66,912               ---                 20,000               ---


---------------

(1) Amounts in 2001 for Messrs. Logan, Hendrix, Jenkins, Perrin and Smyley include (i) the Company's 401(k) matching contributions of $5,678, $4,250, $5,400, $1,800 and $808, respectively, and (ii) group term life insurance premiums of $450, $552, $552, $120 and $248, respectively.

(2)   Mr. Logan served as Chief Executive Officer from August 1999 to April
      2002.

(3) Mr. Hendrix has served as Senior Vice President and Chief Financial Officer since September 1999.

(4)   These options are no longer outstanding.

(5)   Mr. Smyley has been employed by the Company since July 1999.

      The following table presents information regarding options granted to each of the named executive officers in 2001.

                                                      OPTION GRANTS IN 2001

                                                  PERCENTAGE OF                                       POTENTIAL REALIZABLE VALUE AT
                                  NUMBER OF           TOTAL                                           ASSUMED RATES OF STOCK PRICE
                                  SECURITIES         OPTIONS                                                 APPRECIATION
                                  UNDERLYING        GRANTED TO        EXERCISE                            FOR OPTION TERM(1)
                                   OPTIONS          EMPLOYEES          PRICE         EXPIRATION       -----------------------------
            NAME                   GRANTED           IN 2001         PER SHARE          DATE              5%               10%
           ------                ------------    ---------------    ------------    ------------      ----------       ----------
Steven W. Logan...........          75,000             51.7%           $16.25         12/4/11          $766,465        $1,942,374
John L. Hendrix...........           ---               ---              ---             ---               ---              ---
Thomas R. Jenkins.........           ---               ---              ---             ---               ---              ---
Patrick N. Perrin.........           ---               ---              ---             ---               ---              ---
Kevin T. Smyley...........           ---               ---              ---             ---               ---              ---


----------------

(1) The values shown are based on the indicated assumed annual rates of appreciation compounded annually. Actual gains realized, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the values shown in this table will be achieved.

      The following table presents information regarding options exercised in 2001 and the value of options outstanding at December 31, 2001 for each of the named executive officers.


             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION VALUES

                                                                NUMBER OF SECURITIES                    VALUE OF UNEXERCISED
                              NUMBER OF                        UNDERLYING UNEXERCISED                 IN-THE-MONEY OPTIONS AT
                           SHARES ACQUIRED      VALUE        OPTIONS AT FISCAL YEAR END                  FISCAL YEAR END(1)
NAME                         ON EXERCISE      REALIZED     EXERCISABLE      UNEXERCISABLE(2)      EXERCISABLE     UNEXERCISABLE(2)
----                       ---------------    --------    -------------    -----------------    --------------    ----------------
Steven W. Logan........         ---              ---         197,374           151,667            $2,277,276         $823,838
John L. Hendrix........         ---              ---          24,000            46,000              $307,600         $597,900
Thomas R. Jenkins......         ---              ---          22,999            25,335              $180,987         $294,477
Patrick N. Perrin......         ---              ---          10,500            12,000               $37,035          $92,940
Kevin T. Smyley .......         ---              ---           8,000            12,000               $20,200          $30,300


---------------

(1) The excess, if any, of the market value of Common Stock at December 31, 2001 ($17.65) over the option exercise price(s).

(2) All of these options become immediately exercisable upon a change in control of the Company.

EMPLOYMENT AGREEMENTS

      Effective as of September 1, 1999, the Company entered into a consultant agreement with David M. Cornell. As compensation for his services, the Company agreed to pay Mr. Cornell an annual salary of at least $255,000 for each of the first four years of the seven-year initial term of the consultant agreement and an annual salary of at least $180,000 for each of the last three years of the seven-year initial term. If the Company and Mr. Cornell agree to renew the consultant agreement for an additional three-year renewal term, the Company has agreed to pay Mr. Cornell an annual salary of at least $300,000 for each of the three years of the renewal term.

      As additional compensation for his services, the Company has agreed to pay Mr. Cornell an annual bonus, subject to certain limitations, equal to $75,000 during the first four years of the initial term and an annual bonus of $60,000 during the last three years of the initial term and during any renewal term. The Company has also agreed to grant Mr. Cornell options to purchase an aggregate of 120,000 shares of the Common Stock in four equal annual installments beginning on September 1, 2000. The options have an exercise price equal to the fair market value of the Common Stock on the date of grant and vest at the time such options are granted.

      In September 1997, Cornell Abraxas Group, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, and the Company entered into employment agreements with Arlene R. Lissner and Thomas R. Jenkins. As compensation for their services, Cornell Abraxas Group, Inc. agreed to pay Ms. Lissner an annual salary of at least $125,000 for a period of three years and Mr. Jenkins an annual salary of at least $105,000 for a period of three years. As additional compensation for their services under the employment agreements, in September 1999 Ms. Lissner and Mr. Jenkins were each granted options to purchase 10,000 shares of the Common Stock. Ms. Lissner's options have an exercise price equal to half of the fair market value of the Common Stock on the date of grant. Her options vested 20% on September 9, 1998 and 20% on September 9, 1999,
with the remainder vesting on September 9, 2000. Mr. Jenkins' options have an exercise price equal to the fair market value of the Common Stock on the date of grant. His options vested 20% on September 9, 1998 and 20% on September 9, 1999, with the remainder vesting 20% on each September 9 thereafter until fully vested. The Company is a party to the employment agreements solely to guarantee the performance of Cornell Abraxas Group, Inc.'s obligations thereunder.

SEVERANCE AGREEMENTS

      In December 1999, the Company entered into severance agreements with John
L. Hendrix, Thomas R. Jenkins, Arlene R. Lissner and Steven W. Logan. If a listed officer's employment with the Company is terminated for any reason within a year after a change in control (as defined in the severance agreements), the Company has agreed that all stock options, restricted stock awards and similar awards granted to the terminated officer by the Company prior to the termination date will vest immediately on the termination date. In addition, the Company has agreed to make the following severance payments upon such a termination:

      (i)   with respect to Mr. Logan, a payment equal to four times the sum of
            (a) his highest annual base salary as of the termination date and the change in control date and (b) the average annual bonus paid to him by the Company or its affiliates in respect of the two most recent full fiscal years (or one year if not employed for two years) ending on or prior to the termination date;

      (ii) with respect to each of Mr. Hendrix and Mr. Jenkins, a payment equal to two times the sum of (a) his highest annual base salary as of the termination date and the change in control date and (b) the average bonus paid to him by the Company or its affiliates in respect of the two most recent full fiscal years (or one year if not employed for two years) ending on or prior to the termination date; and

      (iii) with respect to Ms. Lissner, a payment equal to the sum of (a) her highest annual base salary as of the termination date and the change in control date and (b) the average bonus paid to her by the Company or its affiliates in respect of the two most recent full fiscal years (or one year if not employed for two years) ending on or prior to the termination date.

      The Company has agreed to pay the severance amounts in a lump sum in cash
(i) on the termination date if the Company terminates the officer and (ii) within 30 days after the termination date if the officer's employment is terminated by the officer or upon the officer's death or retirement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The members of the Compensation Committee of the Board are Messrs. Chase, Leidel and Taylor. None of these directors has at any time been an officer or employee of the Company and none of these directors serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board or Compensation Committee.

ITEM 12.    SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
       AND RELATED STOCKHOLDER    MATTERS

      The following table sets forth information with respect to the shares of Common Stock (the only outstanding class of voting securities of the Company) owned of record and beneficially as of April 23, 2002, unless otherwise specified, by (i) all persons known to possess voting or dispositive power over more than 5% of the Common Stock, (ii) each director and named executive officer, and (iii) all directors and executive officers of the Company as a group:

                                                                                      AMOUNT AND NATURE OF           PERCENTAGE
                                                                                    BENEFICIAL OWNERSHIP (1)          OF CLASS
                                                                                    ------------------------        ------------
 FMR Corp.(2)................................................................               1,793,220                  13.7%
     82 Devonshire Street
     Boston, Massachusetts 02109
 Royce & Associates, Inc. (3)................................................               1,092,200                   8.4%
     1414 Avenue of the Americas
     New York, New York 10019
 Wellington Management Company, LLP (4)......................................                 889,200                   6.8%
     75 State Street
     Boston, Massachusetts 02109
 Caxton Associates, L.L.C.(5)................................................                 798,000                   6.1%
     Princeton Plaza, Building 2
     731 Alexander Road
     Princeton, New Jersey 08540
 Dimensional Fund Advisors Inc.(2)...........................................                 725,800                   5.6%
     1299 Ocean Avenue, 11th Floor
     Santa Monica, California 90401
 Anthony R. Chase............................................................                  19,157                     *
 James H. S. Cooper..........................................................                  30,229                     *
 David M. Cornell (6)........................................................                 382,393                   2.9%
 John L. Hendrix.............................................................                  48,862                     *
 Thomas R. Jenkins...........................................................                  39,521                     *
 Peter A. Leidel.............................................................                  80,886                     *
 Arlene R. Lissner...........................................................                  17,375                     *
 Steven W. Logan.............................................................                 336,457                   2.5%
 Patrick N. Perrin...........................................................                  65,988                     *
 Harry J. Phillips, Jr.......................................................                  57,500                     *
 Kevin T. Smyley.............................................................                  16,588                     *
 Tucker Taylor...............................................................                  37,812                     *
 Marcus A. Watts.............................................................                  11,617                     *

 All directors and executive officers as a group (13 persons)................               1,144,385                   8.4%


-----------------

 *    Less than 1.0%.

(1) Shares of Common Stock listed include shares subject to stock options exercisable within 60 days (15,250 for Mr. Chase, 15,250 for Mr. Cooper, 141,334 for Mr. Cornell, 24,000 for Mr. Hendrix, 23,999 for Mr. Jenkins, 12,833 for Mr. Leidel, 14,000 for Ms. Lissner, 204,874 for Mr. Logan, 10,500 for Mr. Perrin, 7,500 for Mr. Phillips, 8,000 for Mr. Smyley, 20,333 for Mr. Taylor, 7,500 for Mr. Watts, and 505,373 for all the above as a group).

(2) Based on a filing made with the SEC reflecting ownership of Common Stock as of December 31, 2001. The filing indicates sole voting power with respect to 39,500 shares of Common Stock and sole dispositive power with respect to 1,793,220 shares of Common Stock.

(3) Based on a filing made with the SEC reflecting ownership of Common Stock as of December 31, 2001. The filing indicates sole voting and dispositive power with respect to the referenced shares of Common Stock.

(4) Based on a filing made with the SEC reflecting ownership of Common Stock as of December 31, 2001. The filing indicates shared voting power for 550,100 shares of Common Stock and shared dispositive power for 889,200 shares of Common Stock.

(5) Based on a filing made with the SEC reflecting ownership of Common Stock as of January 31, 2002. The filing indicates shared voting power and shared dispositive power for 798,000 shares of Common Stock.

(6) Mr. Cornell has sole voting power for 382,393 shares of Common Stock and sole dispositive power for 362,428 shares of Common Stock, of which 141,334 shares are subject to stock options exercisable within 60 days. The total includes 19,965 shares over which Jane B. Cornell, the former wife of David M. Cornell, has sole dispositive power and, pursuant to a voting agreement, over which Mr. Cornell has sole voting power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      At December 31, 2001, the Company had notes and accrued interest receivable from Mr. Cornell, a Director, and Mr. Logan, Company President, in the amounts of $746,386 and $364,165, respectively. These amounts were the largest amount of indebtedness outstanding at any time during 2001. Interest on the notes, which were incurred upon the exercise of stock options and in connection with other personal matters, is charged annually at a rate of 6.63% and the notes mature in June 2004.

      In September 1997, in connection with the acquisition of Abraxas, the Company entered into a covenant not to compete agreement with Ms. Lissner pursuant to which she agreed for a period of 20 years not to: (i) engage in any business in competition with any business operation of the Company or its affiliates; (ii) request that any customer or supplier of the Company or any of its affiliates curtail or cancel its business with the Company or any such affiliate; or (iii) induce or attempt to influence any employee of the Company or any of its affiliates to terminate his or her employment with the Company or any such affiliate, or hire or retain the services of any such employee. In consideration of Ms. Lissner's agreements, the Company agreed to pay Ms. Lissner 10 annual installments of $60,000 each beginning on January 2, 1998. Such payments may be accelerated upon the mutual agreement of Ms. Lissner and the Company.

      Effective as of September 1, 1999, as part of the consultant agreement that the Company entered into with Mr. Cornell, Mr. Cornell agreed for a period of 10 years not to: (i) within the United States, transact or take part in any competitive business (as defined in the consultant agreement) or render any service to any person or entity engaged in a competitive business; (ii) share in the earnings of, beneficially own any security issued by, or otherwise own any interest in any person or entity engaged in a competitive business within the United States; or (iii) hire or solicit the services of any person or entity employed or engaged to perform services for the Company or any of its affiliates, or cause any such person or entity to leave the employment or services of the Company or any of its affiliates. In consideration of Mr. Cornell's agreements, the Company agreed to pay Mr. Cornell $10,000 per month during the seven-year initial term of the consultant agreement.

      Mr. Watts, a director of the Company, is a partner in the law firm of Locke Liddell & Sapp LLP ("LLS"). The Company paid legal fees to LLS and LLS performed legal services for the Company in 2001.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

EXHIBIT NUMBER         DESCRIPTION
--------------         -----------

3.2                    Amended and Restated  Bylaws of the Company dated
                       April 16, 2002

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CORNELL COMPANIES, INC.


                                          By:  /s/ HARRY J. PHILLIPS, JR.
                                               -------------------------------
                                               Harry J. Phillips, Jr.
                                               Executive Chairman, Chairman
                                               of the Board and Director

Pursuant to the requirements of the Securities Act of 1934, this report on Form 10-K/A has been signed below by the following persons on behalf of Cornell Companies, Inc. and in the capacities and on the dates indicated.

                SIGNATURE                                        TITLE                                  DATE

/s/  HARRY J. PHILLIPS, JR.                      Executive Chairman, Chairman of the Board and     April 30, 2002
----------------------------------------         Director (Principal Executive Officer)
     Harry J. Phillips, Jr.


/s/  JOHN L. HENDRIX                             Senior Vice President and Chief Financial         April 30, 2002
----------------------------------------         Officer (Principal Financial Officer and
     John L. Hendrix                             Principal Accounting Officer)


/s/  ANTHONY R. CHASE                            Director                                           April 30, 2002
----------------------------------------
     Anthony R. Chase


/s/  JAMES H.S. COOPER                           Director                                           April 30, 2002
----------------------------------------
     James H.S. Cooper


/s/  DAVID M. CORNELL                            Director                                           April 30, 2002
----------------------------------------
     David M. Cornell


/s/  PETER A. LEIDEL                             Director                                           April 30, 2002
----------------------------------------
     Peter A. Leidel


/s/  ARLENE R. LISSNER                           Director                                           April 30, 2002
----------------------------------------
     Arlene R. Lissner


/s/  STEVEN W. LOGAN                             Director                                           April 30, 2002
----------------------------------------
     Steven W. Logan


/s/  TUCKER TAYLOR                               Director                                           April 30, 2002
----------------------------------------
     Tucker Taylor


/s/  MARCUS A. WATTS                             Director                                           April 30, 2002
----------------------------------------
     Marcus A. Watts
