Form 10-K/A
period 2001-12-31
CORNELL COMPANIES INC
filed 2002-05-14
CIK 1016152

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 2

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


                    Documents Incorporated by Reference: None

                                EXPLANATORY NOTE

      On April 16, 2002, Cornell Companies, Inc. (the "Company") filed with the Securities and Exchange Commission (the "SEC") its Annual Report on Form 10-K for the year ended December 31, 2001 (the "Initial Form 10-K"). On April 30, 2002, the Company filed with the SEC Amendment No. 1 on Form 10-K/A ("Amendment No. 1") to amend Part III of the Initial Form 10-K in order to include those disclosures required by Part III of Form 10-K and to amend Part IV to include an exhibit that was not available when the Company filed its Initial Form 10-K. This Amendment No. 2 on Form 10-K/A amends and restates in its entirety Part III contained in Amendment No. 1.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

      The following table lists the names, ages and positions of the Company's directors as of May 10, 2002. There are no family relationships between any of the directors or officers.

      NAME                                               AGE    POSITION
      ----                                               ---    --------
      Anthony R. Chase..............................     47     Director
      James H. S. Cooper............................     47     Director
      David M. Cornell..............................     66     Director
      Peter A. Leidel...............................     45     Director
      Arlene R. Lissner.............................     71     Director; Director of Special Projects
      Steven W. Logan...............................     40     Director; President
      Harry J. Phillips, Jr.........................     52     Director; Chairman of the Board; Executive
                                                                Chairman
      Tucker Taylor.................................     63     Director
      Marcus A. Watts...............................     44     Director


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

      DAVID M. CORNELL has been a director since our founding and was Chairman of the Board from our founding until September 2000. Mr. Cornell also served as President and Chief Executive Officer of the Company from our founding until August 1999. Mr. Cornell is Chairman, President and Chief Executive Officer of eGovNet, Inc.

      PETER A. LEIDEL has been a director since May 1991 and has been Chairman of the Board from September 2000 to July 2001. Mr. Leidel is co-founder and partner of Yorktown Partners LLC, which manages private investment funds. In September 1997, Mr. Leidel resigned as Senior Vice President of Dillon Read & Co, Inc. (a predecessor of UBS PaineWebber Inc.) where he worked since 1983 managing private investment funds. Mr. Leidel is a director of Willbros Group, Inc., an oil and gas industry contractor, Carbon Energy Corporation, an oil and gas exploration company, and several private companies.

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

      STEVEN W. LOGAN has been a director and the President since August 1999. Mr. Logan served as Chief Executive Officer from August 1999 to April 2002 and as Chairman of the Board from July 2001 to February 2002. Prior to August 1999, Mr. Logan served as Executive Vice President from April 1998 and was Chief Operating Officer from April 1998 through December 1998. Previously, Mr. Logan served as Senior Vice President from November 1997 to April 1998, and Chief Financial Officer, Treasurer and Secretary from 1993 to April 1998. From 1984 to 1993, Mr. Logan served in various positions with Arthur Andersen LLP, Houston.

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

      TUCKER TAYLOR has been a director since October 1996. Mr. Taylor has been President of CBCA, Inc., a company that administers health benefits for self-insured employers, since July 2000. From 1992 to 1999, Mr. Taylor was Executive Vice President of Medical Care International and, after an acquisition, a Senior Vice President at Columbia/HCA. Mr. Taylor is also a director of SuperShuttle, a privately held ground transportation company, and Severn Healthcare, a healthcare provider.

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

EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

      The following table sets forth the names, ages and positions of the persons who are not directors and who are executive officers and other key employees of the Company as of May 10, 2002:


       NAME                                 AGE                    POSITION
       ----                                 ---                    --------
       Leslie A. Balonick.............      50       Vice President, Mid-West Region
       Luis A. Collazo................      35       Corporate Controller and Chief Accounting Officer
       John C. Godlesky...............      55       Vice President, Eastern Region
       John L. Hendrix................      53       Senior Vice President and Chief Financial Officer
       Gary L. Henman.................      62       Vice President, Adult Secure Institutions
       Thomas R. Jenkins..............      54       Senior Vice President and Chief Operating Officer
       Kevin B. Kelly.................      39       Treasurer and Corporate Secretary
       Patrick N. Perrin..............      41       Vice President and Chief Administrative Officer
       Laura J. Shol..................      47       Vice President, Western Region
       Kevin T. Smyley................      51       Managing Director, Business Development
       Marvin H. Wiebe, Jr............      54       Senior Vice President


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

                                                          SUMMARY COMPENSATION TABLE

                                                                                                 LONG-TERM
                                                             ANNUAL COMPENSATION               COMPENSATION
                                                         ----------------------------         ---------------
                                                                                                SECURITIES              ALL
                                           FISCAL                                               UNDERLYING             OTHER
NAME AND PRINCIPAL POSITION                 YEAR           SALARY           BONUS                 OPTIONS          COMPENSATION(1)
---------------------------               --------       -----------    -------------         ---------------     -----------------
                                                            ($)              ($)                    (#)                  ($)
Steven W. Logan (2).................        2001           425,000           205,000(3)            75,000               6,128
    President and Chief                     2000           300,000               ---               36,667               5,441
    Executive Officer                       1999           252,404               ---              100,000               5,380


John L. Hendrix (4).................        2001           250,000            65,000                  ---               4,802
    Senior Vice President and Chief         2000           225,000               ---               70,000               1,744
    Financial Officer                       1999            64,904               ---              100,000(5)            1,869

Thomas R. Jenkins...................        2001           250,000            80,000                  ---               5,952
    Senior Vice President and Chief         2000           180,000               ---               33,333               5,062
    Operating Officer                       1999           158,557               ---                  ---              17,805

Patrick N. Perrin...................        2001           150,000            30,000                  ---               1,920
    Vice President and Chief                2000           135,000               ---                7,500               2,794
    Administrative Officer                  1999           120,000               ---                  ---                 ---

Kevin T. Smyley (6) ................        2001           140,000            25,000                  ---               1,056
    Vice President, Business                2000           140,000               ---                  ---                 239
    Development                             1999            66,912               ---               20,000                 ---

---------------

(1) Amounts in 2001 for Messrs. Logan, Hendrix, Jenkins, Perrin and Smyley include (i) the Company's 401(k) matching contributions of $5,678, $4,250, $5,400, $1,800 and $808, respectively, and (ii) group term life insurance premiums of $450, $552, $552, $120 and $248, respectively.
(2)   Mr. Logan served as Chief Executive Officer from August 1999 to April
      2002.
(3) Includes $80,000 cash bonus awarded in April 2001 and $125,000, which amount represents that portion of Mr. Logan's bonus pursuant to the Deferred Bonus Plan that vested during the fiscal year ended December 31, 2001.
(4) Mr. Hendrix has served as Senior Vice President and Chief Financial Officer since September 1999.
(5)   These options are no longer outstanding.
(6)   Mr. Smyley has been employed by the Company since July 1999.

      The following table presents information regarding options granted to each of the named executive officers in 2001.

                                                        OPTION GRANTS IN 2001

                                              PERCENTAGE OF                                       POTENTIAL REALIZABLE VALUE AT
                              NUMBER OF           TOTAL                                              ASSUMED RATES OF STOCK
                              SECURITIES         OPTIONS                                                PRICE APPRECIATION
                              UNDERLYING        GRANTED TO        EXERCISE                              FOR OPTION TERM(1)
                               OPTIONS          EMPLOYEES          PRICE         EXPIRATION      ------------------------------
       NAME                    GRANTED           IN 2001         PER SHARE          DATE              5%                10%
      ------                 ------------    ---------------    -----------     ------------     ------------       -----------
Steven W. Logan...........     75,000             51.7%           $16.25          12/4/11          $766,465          $1,942,374
John L. Hendrix...........       ---               ---              ---             ---               ---                ---
Thomas R. Jenkins.........       ---               ---              ---             ---               ---                ---
Patrick N. Perrin.........       ---               ---              ---             ---               ---                ---
Kevin T. Smyley...........       ---               ---              ---             ---               ---                ---

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


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES


                                                                     NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                NUMBER OF                           UNDERLYING UNEXERCISED              IN-THE-MONEY OPTIONS AT
                             SHARES ACQUIRED     VALUE            OPTIONS AT FISCAL YEAR END               FISCAL YEAR END(1)
NAME                          ON EXERCISE       REALIZED       EXERCISABLE      UNEXERCISABLE(2)      EXERCISABLE   UNEXERCISABLE(2)
----                         ---------------   ----------     --------------    ----------------     ------------   ----------------
Steven W. Logan..........         ---              ---            197,374           151,667            $2,277,276        $823,838
John L. Hendrix..........         ---              ---             24,000            46,000              $307,600        $597,900
Thomas R. Jenkins........         ---              ---             22,999            25,335              $180,987        $294,477
Patrick N. Perrin........         ---              ---             10,500            12,000               $37,035         $92,940
Kevin T. Smyley .........         ---              ---              8,000            12,000               $20,200         $30,300


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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The members of the Compensation Committee of the Board are Messrs. Taylor and Chase. None of these directors has at any time been an officer or employee of the Company and none of these directors serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board or Compensation Committee.

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

                                                                         AMOUNT AND NATURE OF          PERCENTAGE
                                                                        BENEFICIAL OWNERSHIP (1)        OF CLASS
                                                                       -------------------------      ------------
 FMR Corp.(2)......................................................           1,793,220                   13.7%
     82 Devonshire Street
     Boston, Massachusetts 02109
 Royce & Associates, Inc. (3)......................................           1,092,200                    8.3%
     1414 Avenue of the Americas
     New York, New York 10019
 Wellington Management Company, LLP (4)............................             889,200                    6.8%
     75 State Street
     Boston, Massachusetts 02109
 Caxton Associates, L.L.C.(5)......................................             798,000                    6.1%
     Princeton Plaza, Building 2
     731 Alexander Road
     Princeton, New Jersey 08540
 Dimensional Fund Advisors Inc.(2).................................             725,800                    5.5%
     1299 Ocean Avenue, 11th Floor
     Santa Monica, California 90401
 Anthony R. Chase..................................................              20,091                     *
 James H. S. Cooper................................................              31,271                     *
 David M. Cornell (6)..............................................             382,893                   2.9%
 John L. Hendrix...................................................              48,862                     *
 Thomas R. Jenkins.................................................              39,521                     *
 Peter A. Leidel...................................................              81,842                     *
 Arlene R. Lissner.................................................              17,375                     *
 Steven W. Logan...................................................             336,457                   2.5%
 Patrick N. Perrin.................................................              65,988                     *
 Harry J. Phillips, Jr.............................................              57,500                     *
 Kevin T. Smyley...................................................              16,588                     *
 Tucker Taylor.....................................................              38,621                     *
 Marcus A. Watts...................................................              12,569                     *
 All directors and executive officers as a group (13 persons)......           1,149,578                   8.5%


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

         SIGNATURE                                       TITLE                                   DATE
        -----------                                     -------                                 ------
/s/ HARRY J. PHILLIPS, JR.              Executive Chairman, Chairman of the Board and        May 13, 2002
--------------------------------        Director (Principal Executive Officer)
    Harry J. Phillips, Jr.


/s/  JOHN L. HENDRIX                    Senior Vice President and Chief Financial            May 13, 2002
--------------------------------        Officer (Principal Financial Officer and
     John L. Hendrix                    Principal Accounting Officer)

/s/  ANTHONY R. CHASE                   Director                                             May 13, 2002
--------------------------------
     Anthony R. Chase

/s/  JAMES H.S. COOPER                  Director                                             May 13, 2002
--------------------------------
     James H.S. Cooper

/s/  DAVID M. CORNELL                   Director                                             May 13, 2002
--------------------------------
     David M. Cornell

/s/  PETER A. LEIDEL                    Director                                             May 13, 2002
--------------------------------
     Peter A. Leidel

/s/  ARLENE R. LISSNER                  Director                                             May 13, 2002
--------------------------------
     Arlene R. Lissner

/s/  STEVEN W. LOGAN                    Director                                             May 13, 2002
--------------------------------
     Steven W. Logan

/s/  TUCKER TAYLOR                      Director                                             May 13, 2002
--------------------------------
     Tucker Taylor

/s/  MARCUS A. WATTS                    Director                                             May 13, 2002
--------------------------------
     Marcus A. Watts
