Form 10-Q
period 2002-03-31
CORNELL COMPANIES INC
filed 2002-05-15
CIK 1016152

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes /X/ No / /

     At April 30, 2002 Registrant had outstanding 13,089,572 shares of its Common Stock.

================================================================================

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             CORNELL COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      MARCH 31,      DECEMBER 31,
                                                                                        2002            2001
                                                                                    -------------  --------------
                                              ASSETS
CURRENT ASSETS:
     Cash and cash equivalents....................................................   $   53,691      $  56,794
     Accounts receivable, net.....................................................       59,637         63,291
     Restricted assets............................................................       11,088         12,376
     Deferred tax asset...........................................................          493            493
     Prepaids and other...........................................................        6,968          5,679
                                                                                     ----------      ---------
         Total current assets.....................................................      131,877        138,633
PROPERTY AND EQUIPMENT, net.......................................................      253,158        253,243
OTHER ASSETS:
     Debt service reserve fund....................................................       23,800         23,800
     Intangible assets, net.......................................................       13,631         15,456
     Deferred costs and other.....................................................       13,370         13,675
                                                                                     ----------      ---------
         Total assets.............................................................   $  435,836      $ 444,807
                                                                                     ==========      =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities.....................................   $   25,114      $  33,934
     Current portion of long-term debt............................................        6,848          6,885
                                                                                     ----------      ---------
         Total current liabilities................................................       31,962         40,819
LONG-TERM DEBT....................................................................      239,310        238,768
DEFERRED TAX LIABILITIES..........................................................        3,947          4,106
OTHER LONG-TERM LIABILITIES.......................................................        7,593          7,970
MINORITY INTEREST IN CONSOLIDATED
     SPECIAL PURPOSE ENTITIES.....................................................           --             40

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 10,000,000 shares authorized,
       none issued................................................................           --             --
     Common stock, $.001 par value, 30,000,000 shares authorized, 14,120,972
       and 14,005,482 shares issued and outstanding, respectively.................           14             14
     Additional paid-in capital...................................................      139,208        138,978
     Notes from shareholders......................................................         (661)          (651)
     Retained earnings............................................................       23,556         23,886
     Treasury stock (1,123,966 and 1,109,816 shares at cost, respectively)........       (8,340)        (8,090)
     Deferred compensation........................................................         (753)        (1,033)
                                                                                     ----------      ---------
         Total stockholders' equity...............................................      153,024        153,104
                                                                                     ----------      ---------
         Total liabilities and stockholders' equity...............................   $  435,836      $ 444,807
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

                             CORNELL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                          -----------------------
                                                                                            2002          2001
                                                                                          ---------     ---------
                                                                                                       (restated)
REVENUES................................................................................  $  68,475     $  60,628
OPERATING EXPENSES......................................................................     53,808        46,826
PRE-OPENING AND START-UP EXPENSES.......................................................         --         3,578
DEPRECIATION AND AMORTIZATION...........................................................      2,206         2,172
GENERAL AND ADMINISTRATIVE EXPENSES.....................................................      6,086         3,482
                                                                                          ---------     ---------

INCOME FROM OPERATIONS..................................................................      6,375         4,570
INTEREST EXPENSE........................................................................      5,795         4,672
INTEREST INCOME.........................................................................       (528)          (19)
MINORITY INTEREST IN LOSSES OF CONSOLIDATED
   SPECIAL PURPOSE ENTITIES.............................................................        (40)         (175)
                                                                                          ---------     ---------

INCOME BEFORE PROVISION FOR INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGES IN ACCOUNTING PRINCIPLE............................................      1,148            92
PROVISION FOR INCOME TAXES..............................................................        513            38
                                                                                          ---------     ---------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
   PRINCIPLE............................................................................        635            54

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLE,
   NET OF RELATED INCOME TAX PROVISION (BENEFIT)
   OF ($671) AND $535 IN 2002 AND 2001, RESPECTIVELY....................................       (965)          770
                                                                                          ---------     ---------

NET INCOME (LOSS).......................................................................  $    (330)    $     824
                                                                                          =========     =========

EARNINGS (LOSS) PER SHARE:
     BASIC
       Income before cumulative effect of changes in accounting principle...............  $     .05     $     .01
       Cumulative effect of changes in accounting principle.............................       (.08)          .08
                                                                                          ---------     ---------
       Net income (loss)................................................................  $    (.03)    $     .09
                                                                                          =========     =========

     DILUTED
       Income before cumulative effect of changes in accounting principle...............  $     .05     $     .01
       Cumulative effect of changes in accounting principle.............................       (.08)          .08
                                                                                          ---------     ---------
       Net income (loss)................................................................  $    (.03)    $     .09
                                                                                          =========     =========

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
     BASIC..............................................................................     12,952         9,227
     DILUTED............................................................................     12,952         9,428

        The accompanying notes are an integral part of these consolidated financial statements.

                             CORNELL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                          -----------------------
                                                                                             2002         2001
                                                                                          ---------    ----------
                                                                                                       (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)....................................................................  $    (330)    $     824
   Adjustments to reconcile net income (loss) to net cash used in operating activities --
     Cumulative effect of changes in accounting principle...............................        965          (770)
     Depreciation.......................................................................      1,486         1,333
     Amortization.......................................................................        720           839
     Amortization of deferred compensation..............................................         44            --
     Non-cash interest expense..........................................................         95           345
     Provision for bad debts............................................................        480           241
     Deferred income taxes..............................................................       (159)           --
     Loss on sale of property and equipment.............................................         --            47
     Change in assets and liabilities
         Accounts receivable............................................................      3,174        (1,328)
         Restricted assets..............................................................      1,288           (40)
         Other assets...................................................................        633           256
         Accounts payable and accrued liabilities.......................................     (8,078)       (4,845)
         Deferred revenues and other liabilities........................................       (377)         (658)
                                                                                          ---------     ---------
     Net cash used in operating activities..............................................        (59)       (3,756)
                                                                                          ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.................................................................     (1,973)       (5,789)
   Purchases of marketable securities...................................................     (1,752)           --
   Minority interest in consolidated special purpose entities...........................        (40)         (132)
                                                                                          ---------     ---------
     Net cash used in investing activities..............................................     (3,765)       (5,921)
                                                                                          ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt.........................................................        542        34,402
   Payments on long-term debt...........................................................         --       (25,000)
   Payments on capital lease obligations................................................        (37)          (10)
   Payments for debt issuance and other financing costs.................................         --          (399)
   Purchases of treasury stock..........................................................       (250)           --
   Proceeds from issuance of common stock...............................................        466           214
                                                                                          ---------     ---------
     Net cash provided by financing activities..........................................        721         9,207
                                                                                          ---------     ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS...............................................     (3,103)         (470)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........................................     56,794           620
                                                                                          ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................................  $  53,691     $     150
                                                                                          =========     =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid, net of amounts capitalized............................................  $   8,453     $   4,861
                                                                                          =========     =========
   Income taxes paid....................................................................  $   1,814     $   3,915
                                                                                          =========     =========

        The accompanying notes are an integral part of these consolidated financial statements.

                             CORNELL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by Cornell Companies, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission.

2.   RESTATEMENT

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

     The Synthetic Lease Investor for the above projects received certain customary payments to assist as co-arranger in the structure of the initial $40 million synthetic lease facility in 1998 and in July 2000 when the synthetic lease facility was increased to $100 million. Although the Company does not believe the lessor is a special purpose entity, the lessor is considered as a "virtual" special purpose entity under certain accounting interpretations. Therefore, these payments could be interpreted to reduce the Synthetic Lease Investor's equity ownership in the leased projects below the required 3% level as of the second quarter of 2000. Pursuant to this interpretation, these synthetic leases no longer qualified for off-balance sheet treatment beginning in the second quarter of 2000. Accordingly, the assets and liabilities and results of operations of the synthetic lease owned by the Synthetic Lease Investor are consolidated in the Company's financial statements.

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

3.   CHANGES IN ACCOUNTING PRINCIPLES

     CHANGE EFFECTIVE JANUARY 1, 2002

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. The new rules require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under the new rules, goodwill will no longer be amortized but will be subject to an impairment test at least annually. During the years ended December 31, 2001 and 2000, goodwill amortization was $646,000 and $650,000, respectively. Other intangible assets that meet the new criteria will continue to be amortized over their useful lives.

     The Company adopted SFAS No. 141 and 142 and recorded a cumulative effect of change in accounting principle charge of $965,000 (unaudited), net of tax, on January 1, 2002. Other than the cumulative effect of change in accounting principle and goodwill no longer being amortized, the adoption of SFAS No. 141 and 142 will have no impact on the Company.

     The following table reflects, on an unaudited pro-forma basis the results of operations as though FAS No. 142 had been adopted and goodwill no longer amortized as of January 1, 2001.

                                                                                    THREE MONTHS ENDED
                                                                                      MARCH 31, 2001
                                                                                    ------------------
                                                                                        (RESTATED)
               Reported net income....................................................  $     824
               Goodwill amortization..................................................        130
                                                                                        ---------
               Adjusted net income....................................................  $     954
                                                                                        =========
               Basic earnings per share:
                 Reported net income..................................................  $     .09
                 Goodwill amortization................................................        .01
                                                                                        ---------
                 Adjusted net income..................................................  $     .10
                                                                                        =========
               Diluted earnings per share:
                 Reported net income..................................................  $     .09
                 Goodwill amortization................................................        .01
                                                                                        ---------
                 Adjusted net income..................................................  $     .10
                                                                                        =========

     CHANGE EFFECTIVE JANUARY 1, 2001

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

4.   CREDIT FACILITIES

     The Company's long-term debt consisted of the following (in thousands):

                                                                              MARCH 31,     DECEMBER 31,
                                                                                2002            2001
                                                                            ------------    ------------
             DEBT OF CORNELL COMPANIES, INC.:
               Revolving Line of Credit due July 2005 with
                 an interest rate of prime plus 2.0%, or
                 LIBOR plus 3.0%..........................................   $      --       $       --
               Capital lease obligations..................................          48               85
                                                                             ---------       ----------
               Subtotal...................................................          48               85
                                                                             ---------       ----------

             DEBT OF SPECIAL PURPOSE ENTITIES:
               Synthetic Lease Investor Note A due July 2005
                 with an interest rate of LIBOR plus 3.25%................      40,657           40,197
               Synthetic Lease Investor Note B due July 2005
                 with an interest rate of LIBOR plus 3.50%................       8,053            7,971
               8.47% Bonds due 2016.......................................     197,400          197,400
                                                                             ---------       ----------
             Subtotal.....................................................     246,110          245,568
                                                                             ---------       ----------

             Consolidated total debt......................................     246,158          245,653

             Less: current maturities.....................................      (6,848)          (6,885)
                                                                             ---------       ----------

             Consolidated long-term debt..................................   $ 239,310       $  238,768
                                                                             =========       ==========

     The Company's 2000 Credit Facility, as amended, provides for borrowings of up to $45.0 million under a revolving line of credit. The commitment amount is reduced by $1.6 million quarterly beginning in July 2002. The amended 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 2.0%, or a rate which is 3.0% above the applicable LIBOR rate. The amended 2000 Credit Facility is secured by substantially all of the Company's assets, including the stock of all of the Company's subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain leverage, net worth and debt service coverage covenants. Due to the consolidation for financial reporting purposes of MCF as of August 14, 2001, the Company was not in compliance with certain leverage ratio covenants. On April 5, 2002, the 2000 Credit Facility was amended to waive such non-compliance and to revise the covenants to levels that accommodate the Company's consolidation of special purpose entities in its consolidated balance sheet and statement of operations. As a result of this waiver and amendment, the Company recognized a pre-tax charge to interest expense of approximately $825,000 during the first quarter of 2002 for lender fees and other professional fees. On April 11, 2002, the Company obtained a waiver from the lenders under the 2000 Credit Facility regarding the pending contractual default for the Moshannon Valley Correctional Center's construction delay.

     Additionally, the amended 2000 Credit Facility provides the Company with the ability to enter into synthetic lease agreements for the acquisition or development of operating facilities. This synthetic lease financing arrangement provides for funding to the lessor under the operating leases of up to $100.0 million, of which approximately $49.9 million had been utilized as of March 31, 2002. The Company expects to utilize the remaining capacity under this synthetic lease financing arrangement to complete construction of the Moshannon Valley Correctional Center. The Synthetic Lease Investor's Note A and Note B have total credit commitments of $81.4 million and $15.1 million, respectively. The Company pays commitment fees at a rate of 0.5% annually for the unused portion of the synthetic lease financing capacity. The Synthetic Lease Investor's Notes A and B are cross collateralized with the Company's revolving line of credit and contain cross default provisions.

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

5.   NEW FACILITIES AND PROJECT UNDER DEVELOPMENT

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

     At March 31, 2002, accounts receivable include costs totaling $1.4 million for direct costs incurred by the Company since the issuance of the Stop-Work Order in June 1999 for payroll and other operating costs related to the Moshannon Valley Correctional Center. These costs were incurred with the understanding that such costs would be reimbursed. Although no formal written agreement exists, management believes that these costs will be reimbursed by the FBOP in the near term. In the event any portion of these costs are not reimbursed, such costs will be expensed if they are determined not to be reimbursable.

6.   EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution from common stock equivalents such as stock options and warrants. Due to the loss incurred for the quarter ended March 31, 2002, diluted EPS excludes the impact from common stock equivalents because they were antidilutive.

7.   DERIVATIVE FINANCIAL INSTRUMENTS

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

8.  DEFERRED BONUS PLAN

     At March 31, 2002, cash and cash equivalents and other current assets included $1.6 million and $1.8 million, respectively, representing amounts deposited on behalf of individual participants into a rabbi trust account under the Company's deferred bonus plan. At December 31, 2001, cash and cash equivalents included $3.6 million of such deposits. The investments of the rabbi trust represent assets of the Company and are included in the accompanying balance sheet based on the nature of the assets held. Assets placed into the rabbi trust are irrevocable, therefore they are restricted as to the Company's use under the terms of the trust and the deferred bonus plan.

9.  RELATED PARTY TRANSACTIONS

     One of the Directors of the Company is a partner in the law firm that provides legal services to the Company. The Company pays customary legal fees for such services.

10. SEGMENT DISCLOSURE

     The Company's three operating divisions are its reportable segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Notes to Consolidated Financial Statements included in the Company's 2001 Annual Report on Form 10-K, as amended. Intangible assets are not included in each segment's reportable assets, and the amortization of intangible assets is not included in the determination of a segment's operating income or loss. The Company evaluates performance based on income or loss from operations before general and administrative expenses, incentive bonuses, amortization of intangibles, interest and income taxes. Corporate and other assets are comprised primarily of cash, investments, accounts receivable, deposits, deferred costs, property and equipment and deferred taxes.

     The only significant non cash item reported in the respective segments' income or loss from operations is depreciation and amortization (excluding intangibles).

                                                                                           (IN THOUSANDS)
                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                       ------------------------
                                                                                          2002          2001
                                                                                       ----------    ----------
                                                                                                     (restated)
Revenues
     Adult secure institutional.....................................................   $   24,007    $   23,840
     Juvenile.......................................................................       31,808        24,495
     Pre-release....................................................................       12,660        12,293
                                                                                       ----------    ----------
Total revenues......................................................................   $   68,475    $   60,628
                                                                                       ==========    ==========

Pre-opening and start-up expenses
     Adult secure institutional.....................................................   $       --    $       --
     Juvenile.......................................................................           --         3,578
     Pre-release....................................................................           --            --
                                                                                       ----------    ----------
Total pre-opening and start-up expenses.............................................   $       --    $    3,578
                                                                                       ==========    ==========

Income from operations
     Adult secure institutional.....................................................   $    5,787    $    4,931
     Juvenile.......................................................................        4,145         2,320
     Pre-release....................................................................        3,183         2,595
     General and administrative expense.............................................       (6,086)       (3,482)
     Retention and incentive bonuses................................................         (197)       (1,188)
     Amortization of intangibles....................................................         (220)         (381)
     Corporate and other............................................................         (237)         (225)
                                                                                       ----------    ----------
Total income from operations........................................................   $    6,375    $    4,570
                                                                                       ==========    ==========

                                                                                       MARCH 31,     DECEMBER 31,
                                                                                         2002           2001
                                                                                       ----------    ----------
Assets
     Adult secure institutional.....................................................   $  154,537    $ 155,085
     Juvenile.......................................................................       97,405      102,766
     Pre-release....................................................................       59,777       57,962
     Intangible assets, net.........................................................       13,361       15,456
     Corporate and other............................................................      110,756      113,538
                                                                                       ----------    ---------
Total assets........................................................................   $  435,836    $ 444,807
                                                                                       ==========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a leading provider of privatized correctional, treatment and educational services outsourced by federal, state and local government agencies. The Company provides a diversified portfolio of services for adults and juveniles through its three operating divisions: (1) adult secure institutional services, (2) juvenile treatment, educational and detention services and (3) pre-release correctional and treatment services. As of March 31, 2002, the Company had contracts to operate 69 facilities with a total service capacity of 15,444. The Company's facilities are located in 13 states and the District of Columbia.

     The following table sets forth for the periods indicated total service capacity, the service capacity and contracted beds in operation at the end of the periods shown and the average occupancy percentages.

                                                                                   MARCH 31,        MARCH 31,
                                                                                      2002            2001
                                                                                  ------------    ------------

           Total service capacity (1):
                Residential.....................................................     11,267          11,446
                Non-residential community-based.................................      4,177           3,046
                                                                                  ---------      ----------
                  Total.........................................................     15,444          14,492
           Service capacity in operation (end of period)........................     14,349          13,173
           Contracted beds in operation (end of period) (2).....................      9,503           9,991
           Average occupancy based on contracted beds in operation (2) (3)......       97.9%           95.2%
           Average occupancy excluding start-up operations (2)..................       97.9%           96.3%

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

     Factors which the Company considers in determining the per diem rate to charge includes (1) the programs specified by the contract and the related staffing levels, (2) wage levels customary in the respective geographic areas,
(3) whether the proposed facility is to be leased or purchased and (4) the anticipated average occupancy levels which the Company believes could reasonably be maintained.

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

     The Company is responsible for all facility operating expenses, except for certain debt service and lease payments with respect to facilities for which the Company has only a management contract (11 facilities in operation at March 31, 2002).

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

     General and administrative expenses consist primarily of costs for the Company's corporate and administrative personnel who provide senior management, finance, accounting, human resources, payroll, and information systems, costs of business development and outside professional fees.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentages of revenues represents by certain items in the Company's historical consolidated statements of operations.

                                                                                          THREE MONTHS
                                                                                         ENDED MARCH 31,
                                                                                  --------------------------
                                                                                      2002            2001
                                                                                  ----------     -----------
                                                                                                   (restated)
           Total revenues.......................................................       100.0%          100.0%
           Operating expenses...................................................        78.6            77.3
           Pre-opening and start-up expenses....................................        --               5.9
           Depreciation and amortization........................................         3.2             3.6
           General and administrative expenses..................................         8.9             5.7
                                                                                  ----------     -----------
           Income from operations...............................................         9.3             7.5
           Interest expense, net................................................         7.7             7.7
           Minority interest in losses of consolidated special purpose entities.         (.1)            (.3)
                                                                                  ----------     -----------
           Income before provision for income taxes and
              cumulative effect of changes in accounting principle..............         1.7              .1
           Provision for income taxes...........................................          .8              --
                                                                                  ----------     -----------
           Income before cumulative effect of changes
              in accounting principle...........................................          .9%             .1%
                                                                                  ==========     ===========

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001 (RESTATED)

     REVENUES. Revenues increased 12.9% to $68.5 million for the three months ended March 31, 2002 from $60.6 million for the three months ended March 31, 2001.

     Adult secure institutional division revenues increased to $24.0 million for the three months ended March 31, 2002 from $23.8 million for the three months ended March 31, 2001 due principally to per diem rate increases realized in 2001 offset by a reduction in revenue as a result of the Company's termination of the Santa Fe County Detention Center contract effective September 30, 2001. There were no revenues attributable to start-up operations for the three months ended March 31, 2002 and 2001. Average occupancy was 97.3% for the three months ended March 31, 2002 compared to 97.5% for the three months ended March 30, 2001.

     Juvenile division revenues increased to $31.8 million for the three months ended March 31, 2002 from $24.5 million for the three months ended March 31, 2001 due primarily to (1) the New Morgan Academy which began operations in the fourth quarter of 2000, (2) the commencement of a management contract at the Alexander Youth Center in the third quarter of 2001, (3) the opening of the William Penn Harrisburg Alternative School in the third quarter of 2001, (4) increased occupancy at various facilities including the Griffin Juvenile Facility and (5) increased occupancy at the Cornell Abraxas Center for Adolescent Females, or ACAF, due to a facility expansion completed early in 2001. There were no revenues attributable to start-up operations for the three months ended March 31, 2002. Revenues from start-up operations were approximately $2.7 million for the three months ended March 31, 2001 and were principally attributable to the New Morgan Academy. Average occupancy, excluding start-up operations in 2001, was 89.8% for the three months ended March 31, 2002 compared to 90.1% for the three months ended March 31, 2001.

    Pre-release division revenues increased to $12.7 million for the three months ended March 31, 2002 from $12.3 million for the three months ended March 31, 2001 due to fluctuations in occupancy at various facilities offset by a decrease in revenue as a result of the terminations of the San Diego Treatment Center and the Durham Treatment Center contracts in 2001. Average occupancy for the three months ended March 31, 2002 was 107.3% compared to 94.5% for the three months ended March 31, 2001.

     OPERATING EXPENSES. Operating expenses increased 14.9% to $53.8 million for the three months ended March 31, 2002 from $46.8 million for the three months ended March 31, 2001.

     Adult secure institutional division operating expenses decreased 6.1% to $17.4 million for the three months ended March 31, 2002 from $18.6 million for the three months ended March 31, 2001 due principally to the Company's termination of the Santa Fe County Detention Center contract effective September 30, 2001 offset, in part, by an increase in operating expenses at the Big Spring Complex due to increased occupancy as a result of a facility expansion in the first quarter of 2001. As a percentage of revenues, adult secure institutional division operating expenses were 72.6% for the three months ended March 31, 2002 compared to 77.9% for the three months ended March 31, 2001. The comparable operating margin was impacted favorably due to the termination of the Santa Fe County Detention Center contract, the expansion of the Big Spring Complex, certain per diem increases, and unusually high utilities and inmate medical expenses during the first quarter of 2001.

     Juvenile division operating expenses increased 45.8% to $27.2 million for the three months ended March 31, 2002 from $18.6 million for the three months ended March 31, 2001 due principally to (1) increased occupancy at the New Morgan Academy, (2) the commencement of a management contract at the Alexander Youth Center in the third quarter of 2001, (3) the opening of the William Penn Harrisburg Alternative School in the third quarter of 2001 and (4) the expansion of ACAF completed in early 2001. As a percentage of revenues, excluding the start-up operations of the New Morgan Academy in 2001, operating expenses were 85.4% for the three months ended March 31, 2002 compared to 85.5% for the three months ended March 31, 2001.

     Pre-release division operating expenses decreased 4.5% to $9.2 million for the three months ended March 31, 2002 from $9.6 million for the three months ended March 31, 2001 as a result of the terminations of the Durham Treatment Center and San Diego Treatment Center contracts in 2001. As a percentage of revenues, operating expenses were 72.6% for the three months ended March 31, 2002 compared to 78.2% for the three months ended March 31, 2001. The 2002 operating margin was impacted favorably as a result of higher occupancy levels at various facilities and due to the terminations of the Durham Treatment Center and San Diego Treatment Center contracts.

     PRE-OPENING AND START-UP EXPENSES. There were no pre-opening and start-up expenses for the three months ended March 31, 2002. Pre-opening and start-up expenses of $3.6 million for the three months ended March 31, 2001 were attributable to the start-up activities of the New Morgan Academy and to an expansion of ACAF.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization was approximately $2.2 million for the three months ended March 31, 2002 and 2001.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $6.1 million for the three months ended March 31, 2002 from $3.5 million for the three months ended March 31, 2001. General and administrative expenses for the three months ended March 31, 2002 included approximately $1.7 million of legal and professional fees related to the special committee review and the restatement of the Company's financial statements. Excluding these charges, general and administrative expenses increased 27.1% from the same period of prior year due principally to increased compensation costs, business development costs and certain public affairs costs.

     INTEREST. Interest expense, net of interest income, increased to $5.3 million for the three months ended March 31, 2002 from $4.7 million for the three months ended March 31, 2001. For the three months ended March 31, 2002 interest expense includes approximately $825,000 for lenders' fees and related professional fees incurred to obtain certain waivers and amendments to the Company's credit agreement obtained in conjunction with the restatement of the Company's financial statements.

     Capitalized interest for the three months ended March 31, 2002 and 2001 was $197,000 and $544,000, respectively. Capitalized interest for the three months ended March 31, 2002 related to the construction of the Moshannon Valley Correctional Center. Capitalized interest for the three months ended March 31, 2001 related to construction of the Moshannon Valley Correctional Center, the New Morgan Academy and to an expansion at the Big Spring Complex.

     MINORITY INTEREST IN LOSSES OF CONSOLIDATED SPECIAL PURPOSE ENTITIES. Minority interest in consolidated special purpose entities represents third party equity contributed to the special purpose entities consolidated by the Company for financial reporting purposes. Minority interest is adjusted for income and losses of the special purpose entities. The cumulative losses of MCF exceeded the recorded minority interest of MCF during the first quarter of 2002. The cumulative losses of the Synthetic Lease Investor exceeded the recorded minority interest of the Synthetic Lease Investor during the third quarter of 2001. Since the cumulative losses of MCF and the Synthetic Lease Investor exceed the equity which is recorded as minority interest by the Company, the excess losses are being recorded in the Company's Consolidated Statement of Operations.

     INCOME TAXES. For the three months ended March 31, 2002 and 2001, the Company recognized a provision for income taxes at an estimated effective rate of 44.7% and 41.3%, respectively. The Company's effective rate increased because the income tax benefits on the losses of the consolidated special purpose entities has been recognized at the rate of 35%.

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

     LONG-TERM CREDIT FACILITIES. The Company's amended 2000 Credit Facility provides for borrowings of up to $45.0 million under a revolving line of credit. The commitment amount is reduced by $1.6 million quarterly beginning July 2002. The amended 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 2.0%, or a rate which is 3.0% above the applicable LIBOR rate. The amended 2000 Credit Facility is secured by substantially all of the Company's assets, including the stock of all of the Company's subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain leverage, net worth and debt service coverage covenants. Due in part to the consolidation of MCF as of August 14, 2001, the Company was not in compliance with certain covenants required by the 2000 Credit Facility. On April 5, 2002, the 2000 Credit Facility was amended to waive such non-compliance and to revise the covenants to levels that accommodate the Company's consolidation of special purpose entities in its Consolidated Balance Sheet and Statements of Operations. As a result of this waiver and amendment, the Company paid fees and recognized a pre-tax charge to interest expense of approximately $825,000 in the first quarter of 2002. On April 11, 2002, the Company obtained a waiver from the lenders under the 2000 Credit Facility regarding the pending contractual default for the Moshannon Valley Correctional Center's construction delay.

     Additionally, the amended 2000 Credit Facility provides the Company with the ability to enter into lease financing arrangements for the acquisition or development of operating facilities. This lease financing arrangement provides for funding to the lessor under the leases of up to $100.0 million, of which approximately $49.9 million had been utilized as of March 31, 2002. The Company expects to utilize the remaining capacity under this lease financing arrangement to complete construction of the Moshannon Valley Correctional Center. The Company pays commitment fees at a rate of 0.5% annually for the unused portion of the lease financing capacity.

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

     The Synthetic Lease Investor for the above projects received certain customary payments to assist as co- arranger in the structure of the initial $40 million synthetic lease facility in 1998 and in July 2000 when the synthetic lease facility was increased to $100 million. Although the Company does not believe the lessor is a special purpose entity, the lessor could be considered as a "virtual" special purpose entity under certain accounting interpretations. Therefore, these payments could be interpreted to reduce the Synthetic Lease Investor's equity ownership in the leased projects below the required 3% level as of the second quarter of 2000. Pursuant to this interpretation, these synthetic leases would no longer qualify for off-balance sheet treatment beginning in the second quarter of 2000. Accordingly, the assets and liabilities and results of operations of the synthetic lease owned by the Synthetic Lease Investor are consolidated in the Company's financial statements beginning in the second quarter of 2000.

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

     In September 1999, the Company received correspondence from the Office of the Attorney General of the Commonwealth of Pennsylvania indicating its belief that the operation of a private prison in Pennsylvania is unlawful. The Company and the FBOP have had, and continue to have, discussions with the Attorney General's staff regarding these and related issues. Management anticipates that these discussions will be resolved in the near-term. As of March 31, 2002, the Company had incurred approximately $15.4 million for construction and land development costs and capitalized interest for the Moshannon Valley Correctional Center. According to the FBOP contract, as amended, the Company was required to complete the construction of the project by April 15, 2002. The Company was unable to complete construction within that time frame. While the FBOP has not asserted any default or made any claim, if the Company is not able to negotiate a contract amendment with the FBOP, then the FBOP may have the right to assert that the Company has not completed construction of the project within the time frames provided in the FBOP contract, as amended. In the event that the FBOP desires to continue with the Moshannon Valley Correctional Center, management expects that the contract will be amended to address cost and construction timing matters resulting from the extended delay. In the event that the FBOP decides not to continue with the Moshannon project and terminates the contract, management believes that the Company has the right to recover its invested costs. In the event any portion of these costs are determined not to be reimbursed upon contract termination, such costs would be expensed.

     At March 31, 2002, accounts receivable include costs totaling $1.4 million for direct costs incurred by the Company since the issuance of the Stop-Work Order in June 1999 for payroll and other operating costs related to the Moshannon Valley Correctional Center. These costs were incurred with the understanding that such costs would be reimbursed. Although no formal written agreement exists, management believes that these costs will be reimbursed by the FBOP in the near term. In the event any portion of these costs are not reimbursed, such costs will be expensed if they are determined not to be reimbursable.

     Development and construction costs for the New Morgan Academy and the Moshannon Valley Correctional Center have been financed with the Company's synthetic lease financing arrangement discussed under "Long-Term Credit Facilities".

     CAPITAL EXPENDITURES. Capital expenditures for the three months ended March 31, 2002 were $2.0 million and related principally to various facility improvements, information technology and software development, and capitalized interest on the Moshannon Valley Correctional Center construction costs.

     Management believes that the cash flows generated from operations, together with the credit available under the 2000 Credit Facility and the operating lease capacity thereunder, will provide sufficient liquidity to meet the Company's committed capital and working capital requirements for currently awarded contracts. It is not anticipated that the Company's current financing arrangements will provide sufficient financing to fund construction costs related to future adult secure institutional contract awards, or significant expansions or acquisitions. The Company anticipates obtaining additional sources of financing to fund such activities.

INFLATION

     Other than personnel and inmate medical costs at certain facilities during 2001, management believes that inflation has not had a material effect on the Company's results of operations during the past three years. Most of the Company's facility management contracts provide for payments to the Company of either fixed per diem fees or per diem fees that increase by only small amounts during the term of the contracts. Inflation could substantially increase the Company's personnel costs (the largest component of operating expenses) or other operating expenses at rates faster than any increases in contract revenues.

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

INTEREST RATE EXPOSURE

     The Company's exposure to changes in interest rates primarily results from its long-term debt with both fixed and floating interest rates. The debt on the Company's consolidated financial statements with fixed interest rates consists of the 8.47% Bonds issued by MCF in August 2001 in connection with the 2001 Sale and Leaseback Transaction. At March 31, 2002, approximately 20% ($48.7 million of debt outstanding to the Synthetic Lease Investor) of the Company's consolidated long-term debt was subject to variable interest rates. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $66,000 for the three months ended March 31, 2002. At March 31, 2002, the fair value of the Company's consolidated fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

FORWARD LOOKING STATEMENT DISCLAIMER

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and actual future activities and results of operations may be materially different from those set forth in the forward- looking statements. Important factors that could cause actual results to differ include, among others, (1) the impact of the restatement of our financial statements on current, anticipated or future Company awards, agreements, projects and financing arrangements, (2) the outcomes of pending putative class action shareholder and derivative lawsuits, (3) the arrangements between the Company and its investment bank with respect to the financial advisory services provided by such investment bank, (4) risks associated with acquisitions and the integration thereof (including the ability to achieve administrative and operating cost savings and anticipated synergies), (5) the timing and costs of expansions of existing facilities, (6) changes in governmental policy to eliminate or discourage the privatization of correctional, detention and pre-release services in the United States, (7) availability of debt and equity financing on terms that are favorable to the Company, (8) fluctuations in operating results because of occupancy, competition (including competition from two competitors that are substantially larger than the Company), increases in cost of operations, fluctuations in interest rates and risks of operations and (9) significant charges to expense of deferred costs associated with financing and other projects in development if management determines that one or more of such projects is unlikely to be successfully concluded.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In March and April 2002, the Company and certain of its directors, Steven
W. Logan and John L. Hendrix, were named as defendants in four lawsuits styled as follows: (1) GRAYDON WILLIAMS, ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED V. CORNELL COMPANIES, INC, ET AL., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) RICHARD PICARD, ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED V. CORNELL COMPANIES, INC., ET AL., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) LOUIS A. DALY, ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED V. CORNELL COMPANIES, INC., ET AL., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) ANTHONY J. SCALERO, ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED V. CORNELL COMPANIES, INC., ET AL., No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division. The aforementioned lawsuits are putative class action lawsuits brought on behalf of all purchasers of the Company's common stock between March 6, 2001 and March 5, 2002. The lawsuits involve disclosures made concerning two prior transactions executed by the Company: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction. The plaintiffs allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, and/or Section 20(a) of the Exchange Act. The Company believes that it has good defenses to each of the plaintiffs' claims and intends to vigorously defend against each of the claims.

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


                                       CORNELL COMPANIES, INC.


Date:   May 15, 2002              By:  /s/ Harry J. Phillips, Jr.
                                       -----------------------------------------
                                       HARRY J. PHILLIPS, JR.
                                       Executive Chairman, Chairman of the
                                       Board and Director
                                       (Principal Executive Officer)


Date:   May 15, 2002              By:  /s/ John L. Hendrix
                                       -----------------------------------------
                                       JOHN L. HENDRIX
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)