Form 10-Q
period 2002-06-30
CORNELL COMPANIES INC
filed 2002-08-14
CIK 1016152

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

             FOR THE TRANSITION PERIOD __________ TO ______________

                         COMMISSION FILE NUMBER 1-14472

                             CORNELL COMPANIES, INC.
                   -------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                           76-0433642
-----------------------------------                       ----------------------
   (STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

1700 WEST LOOP SOUTH, SUITE 1500, HOUSTON, TEXAS                  77027
------------------------------------------------          ----------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:     (713) 623-0790

     Indicate by a check mark whether Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                     ---    ---

               At July 31, 2002 Registrant had outstanding 13,043,341 shares of its Common Stock.

================================================================================

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             CORNELL COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      JUNE 30,      DECEMBER 31,
                                                                                       2002            2001
                                                                                   -------------   -------------
                                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents......................................................  $    46,711      $  53,244
   Accounts receivable, net.......................................................       61,339         63,291
   Deferred tax asset.............................................................          493            493
   Prepaids and other.............................................................        6,117          5,679
   Other restricted assets........................................................       20,000         15,926
                                                                                    -----------      ---------
      Total current assets........................................................      134,660        138,633
PROPERTY AND EQUIPMENT, net.......................................................      254,049        253,243
OTHER ASSETS:
   Debt service reserve fund......................................................       23,800         23,800
   Intangible assets, net.........................................................       13,441         15,456
   Deferred costs and other.......................................................       12,888         13,675
                                                                                    -----------      ---------
      Total assets................................................................  $   438,838      $ 444,807
                                                                                    ===========      =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities.......................................  $    27,570      $  33,934
   Current portion of long-term debt..............................................        6,813          6,885
                                                                                    -----------      ---------
      Total current liabilities...................................................       34,383         40,819
LONG-TERM DEBT, net of current portion............................................      239,310        238,768
DEFERRED TAX LIABILITIES..........................................................        3,434          4,106
OTHER LONG-TERM LIABILITIES.......................................................        6,966          7,970
MINORITY INTEREST IN CONSOLIDATED
   SPECIAL PURPOSE ENTITIES.......................................................           --             40
                                                                                    -----------      ---------
      Total liabilities...........................................................      284,093        291,703

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value, 10,000,000 shares authorized,
     none outstanding.............................................................           --             --
   Common stock, $.001 par value, 30,000,000 shares authorized, 14,121,032
     and 14,005,482 shares issued and outstanding, respectively...................           14             14
   Additional paid-in capital.....................................................      139,363        138,978
   Notes from shareholders........................................................         (670)          (651)
   Retained earnings..............................................................       25,532         23,886
   Treasury stock (1,154,316 and 1,109,816 shares of common stock,
     respectively, at cost).......................................................       (8,782)        (8,090)
   Deferred compensation..........................................................         (912)        (1,033)
   Other comprehensive income.....................................................          200             --
                                                                                    -----------      ---------
      Total stockholders' equity..................................................      154,745        153,104
                                                                                    -----------      ---------
      Total liabilities and stockholders' equity..................................  $   438,838      $ 444,807
                                                                                    ===========      =========

   The accompanying notes are an integral part of these consolidated financial statements.

                             CORNELL COMPANIES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                       JUNE 30,                  JUNE 30,
                                                                -------------------------------------------------
                                                                   2002         2001         2002         2001
                                                                ---------    ---------    ---------    ----------
                                                                            (RESTATED)                 (RESTATED)
REVENUES......................................................  $  69,077    $  65,745    $ 137,552    $  126,373
OPERATING EXPENSES............................................     53,511       51,374      107,317        98,200
PRE-OPENING AND START-UP EXPENSES.............................         --          280           --         3,858
DEPRECIATION AND AMORTIZATION.................................      2,374        2,372        4,580         4,545
GENERAL AND ADMINISTRATIVE EXPENSES...........................      5,304        3,598       11,391         7,079
                                                                ---------    ---------    ---------    ----------

INCOME FROM OPERATIONS........................................      7,888        8,121       14,264        12,691
INTEREST EXPENSE..............................................      5,000        4,754       10,795         9,425
INTEREST INCOME...............................................       (387)         (19)        (915)          (38)
MINORITY INTEREST IN LOSSES OF CONSOLIDATED
  SPECIAL PURPOSE ENTITIES....................................         --         (222)         (40)         (396)
                                                                ---------    ---------    ---------    ----------

INCOME BEFORE PROVISION FOR INCOME TAXES
  AND CUMULATIVE EFFECT OF CHANGES IN
  ACCOUNTING PRINCIPLES.......................................      3,275        3,608        4,424         3,700
PROVISION FOR INCOME TAXES....................................      1,301        1,479        1,813         1,517
                                                                ---------    ---------    ---------    ----------

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGES IN ACCOUNTING PRINCIPLES............................      1,974        2,129        2,611         2,183

CUMULATIVE EFFECT OF CHANGES IN
  ACCOUNTING PRINCIPLES, NET OF RELATED
  INCOME TAX  PROVISION (BENEFIT) OF ($671)
  AND $535 IN 2002 AND 2001, RESPECTIVELY.....................         --           --         (965)          770
                                                                ---------    ---------    ---------    ----------

NET INCOME....................................................  $   1,974    $   2,129    $   1,646    $    2,953
                                                                =========    =========    =========    ==========

EARNINGS PER SHARE:
   BASIC
    Income before cumulative effect of changes
       in accounting principles...............................  $     .15    $     .23    $     .20    $      .24
    Cumulative effect of changes in accounting principles.....         --           --         (.07)          .08
                                                                ---------    ---------    ---------    ----------
    Net income................................................  $     .15    $     .23    $     .13    $      .32
                                                                =========    =========    =========    ==========

   DILUTED
     Income before cumulative effect of changes
        in accounting principles..............................  $     .15    $     .22    $     .19    $      .23
     Cumulative effect of changes in accounting principles....         --           --         (.07)          .08
                                                                ---------    ---------    ---------    ----------
     Net income...............................................  $     .15    $     .22    $     .12    $      .31
                                                                =========    =========    =========    ==========

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
   BASIC......................................................     13,004        9,237       12,978         9,232
   DILUTED....................................................     13,307        9,675       13,406         9,552

Comprehensive income:
  Net income..................................................  $   1,974    $   2,129    $   1,646    $    2,953
  Unrealized gain on derivative instruments...................        200           --          200            --
                                                                ---------    ---------    ---------    ----------
      Comprehensive income....................................  $   2,174    $   2,129    $   1,846    $    2,953
                                                                =========    =========    =========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                             CORNELL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                           ----------------------
                                                                                             2002         2001
                                                                                           --------     ---------
                                                                                                        (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................................   $  1,646     $   2,953
  Adjustments to reconcile net income to net cash used in operating activities --
    Cumulative effect of changes in accounting principles...............................        965          (770)
    Minority interest in loss of consolidated special purpose entities..................        (40)         (396)
    Depreciation........................................................................      3,070         2,756
    Amortization........................................................................      1,510         1,789
    Amortization of deferred compensation...............................................         40            --
    Amortization of deferred financing costs............................................        529           750
    Provision for bad debts.............................................................        322           979
    Loss on sale of property and equipment..............................................         --            47
    Deferred income taxes...............................................................       (672)           --
    Change in assets and liabilities:
        Accounts receivable.............................................................      1,630        (7,286)
        Restricted assets...............................................................       (236)           25
        Other assets....................................................................       (161)        1,052
        Accounts payable and accrued liabilities........................................      2,134        (6,530)
        Deferred revenues and other liabilities.........................................       (804)       (1,205)
                                                                                           --------     ---------
    Net cash provided by (used in) operating activities.................................      9,933        (5,836)
                                                                                           --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..................................................................     (5,018)       (8,392)
  Return of restricted assets from deferred bonus plan..................................      1,000            --
  Purchases of marketable securities, net...............................................        (98)           --
                                                                                           --------     ---------
    Net cash used in investing activities...............................................     (4,116)       (8,392)
                                                                                           --------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..........................................................        542        59,903
  Payments on long-term debt............................................................         --       (45,000)
  Payments to restricted debt payment account...........................................    (12,843)           --
  Payments on capital lease obligations.................................................        (72)          (24)
  Payments for debt issuance and other financing costs..................................         --          (484)
  Proceeds from exercise of stock options and warrants..................................        466           214
  Purchases of treasury stock...........................................................       (443)         (825)
                                                                                           --------     ---------
    Net cash (used in) provided by financing activities.................................    (12,350)       13,784
                                                                                           --------     ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS...............................................     (6,533)         (444)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........................................     53,244           620
                                                                                           --------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................................   $ 46,711     $     176
                                                                                           ========     =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid, net of amounts capitalized.............................................   $  9,710     $   8,139
                                                                                           ========     =========
  Income taxes paid.....................................................................   $  2,559     $     198
                                                                                           ========     =========

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of restricted assets to treasury stock.....................................        249            --
  Payment of interest on long-term debt from restricted assets..........................      7,756            --

   The accompanying notes are an integral part of these consolidated financial statements.

                             CORNELL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by Cornell Companies, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all normal and recurring adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Estimates were used in the preparation of these financial statements. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission.

2.   RESTATEMENT

     The Company's lease financing arrangement under its 2000 Credit Facility is a "synthetic lease". A synthetic lease is a form of lease financing that qualifies for operating lease accounting treatment and, when all criteria pursuant to generally accepted accounting principles (GAAP) are met, is accounted for "off- balance sheet". Under such a structure, the owner/lessor of the properties ("Synthetic Lease Investor") may be considered a virtual special purpose entity when it obtains debt and equity capital to finance the acquisition or construction of project(s) and leases the project(s) to a company. This financial structure was used by the Company to finance the construction of the New Morgan Academy completed in the first quarter of 2001, the acquisition of the Taylor Street Center building in early 1999, and the construction-to-date costs of the Moshannon Valley Correctional Center. The synthetic lease used to finance the above projects was executed in December 1998 and was amended in July 2000 whereby the available financing was increased from $40 million to $100 million and the lease term extended to July 2005.

     Under current accounting rules, a Synthetic Lease Investor in a synthetic lease treated as a virtual special purpose entity, as described above, must maintain at least a 3% equity ownership interest in the property throughout the life of the lease. The Company's synthetic lease documents, as amended in July 2000, provide for the equity investor to fund 3.5% of project costs. There are provisions in the lease and related credit documents for the lenders and Synthetic Lease Investor to fund and be paid interest, yield and fees. Under current GAAP rules, the payment of any yield and fees to the investors is required to be treated as a return of capital rather than a return on capital.

     The Synthetic Lease Investor for the above mentioned projects received payments to assist as co-arranger in the structure of the initial $40 million synthetic lease facility in 1998 and in July 2000 when the synthetic lease facility was increased to $100 million. Although the Company does not believe the lessor is a special purpose entity, the lessor is considered as a virtual special purpose entity under certain accounting interpretations. Therefore, these payments could be interpreted to reduce the Synthetic Lease Investor's equity ownership in the leased projects below the required 3% level as of the second quarter of 2000. Pursuant to this interpretation, the Company's synthetic leases no longer qualified for off-balance sheet treatment as of the beginning of the second quarter of 2000. Accordingly, the assets and liabilities and the results of operations of the synthetic lease owned by the Synthetic Lease Investor have been consolidated in the Company's financial statements since that time.

     As a result of consolidating the synthetic lease assets and liabilities, the Company's accompanying consolidated financial statements reflect, among other things, the depreciation expense for the associated properties and interest expense related to the Synthetic Lease Investor's debt, instead of rent expense.

     On August 14, 2001, the Company completed an arms' length sale and leaseback transaction involving 11 of its real estate facilities (the "2001 Sale and Leaseback Transaction"). The Company sold the facilities to an unaffiliated company, Municipal Corrections Finance, L.P. ("MCF"), and is leasing them back for an initial period of 20 years, with approximately 25 years of additional renewal period options. The Company received $173.0 million of proceeds from the sale of the facilities. The proceeds were used to repay $120.0 million of the Company's long-term debt and the remainder was invested in short-term securities, with $43.1 million of these securities being invested in a separate account to be held as collateral for the Company's Credit Facility (See Notes).

     MCF is an unaffiliated special purpose entity ("SPE"). Under current accounting rules, a SPE must maintain at least a 3% equity ownership interest throughout the life of the lease. In September 2001, the Company entered into a separate retainer agreement with affiliates of the equity investor in MCF ("MCF Equity Investor"), and in November 2001, paid the related retainer fee of $3.65 million for financial advisory services related to specific separate potential future financing projects and the strategic development of the Company's business. The retainer will be applied on a mutually agreed upon basis toward future contingent fees associated with investment banking services that are expected to be provided to the Company. Under certain accounting interpretations, this retainer has been deemed to reduce the equity investment in MCF to below the required 3% level. As a result, the Company has consolidated the assets, liabilities, and results of operations of MCF in the Company's accompanying consolidated financial statements beginning August 14, 2001. As a result of consolidating the assets and liabilities of MCF, the Company's consolidated financial statements reflect, among other things, the depreciation expense on the associated properties and interest expense on the bond debt of MCF used to finance MCF's acquisition of the 11 facilities in the 2001 Sale and Leaseback Transaction. For income tax purposes, the Company recognizes rent expense pursuant to the terms of its lease with MCF and does not consolidate the assets, liabilities or results of operations of MCF.

     All applicable amounts relating to the aforementioned restatements have been reflected in the consolidated financial statements and notes thereto.

3.   NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board issued SFAS No 144, "Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment of long-lived assets to be held and used and for long-lived assets to be disposed of by sale. Under SFAS 144, the presentation of discontinued operations is broadened to include a component of an entity rather than being limited to a segment of a business. Additionally, accrual of future operating losses of discontinued businesses is no longer permitted. The Company adopted SFAS 144 during the first quarter of 2002 with no impact on the current results of operations, financial condition or cash flows.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143) which requires entities to recognize the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets in the period incurred, if a reasonable estimate of the fair value can be made.

     In April 2002, the Financial Accounting Standards Board issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for transactions occurring after May 15, 2002. SFAS 145 rescinds SFAS 4 and SFAS 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS 44 set forth industry- specific transitional guidance that did not apply to the Company. SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature.

     In July 2002, the Financial Accounting Standards Board issued SFAS No.
146. "Accounting for Costs Associated with Exit or Disposal Activities (SFAS
146), which addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS 146, costs associated with an exit or disposal activity will be recognized and measured at fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan.

     The Company is required to adopt SFAS 143 and SFAS 145 at the beginning of fiscal year 2003 and SFAS 146 for all exit and disposal activities initiated after December 31, 2002. Management believes there will be no material effect on the Company's financial position, results of operations or stockholders' equity as result of the adoption of the new pronouncements discussed above.

4.   CHANGES IN ACCOUNTING PRINCIPLES

     CHANGE EFFECTIVE JANUARY 1, 2002

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. The new rules require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under the new rules, goodwill is no longer amortized but is subject to an impairment test at least annually. For the six months ended June 30, 2001, goodwill amortization was $323,000. Other intangible assets that meet the new criteria will continue to be amortized over their useful lives.

     The Company adopted SFAS No. 141 and 142 and recorded a cumulative effect of change in accounting principle charge of $965,000, net of tax, on January 1, 2002 related to an acquisition made in November 1999.

     The following table reflects, on a pro-forma basis, the results of operations as though goodwill was no longer amortized as of January 1, 2001 (in thousands):

                                                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                 JUNE 30, 2001        JUNE 30, 2001
                                                              ------------------    ----------------
                                                                  (RESTATED)            (RESTATED)
            Reported net income...............................    $   2,129             $   2,953
            Goodwill amortization, net of tax.................          130                   260
                                                                  ---------             ---------
            Adjusted net income...............................    $   2,259             $   3,213
                                                                  =========             =========
            Basic earnings per share:
              Reported net income.............................    $     .23             $     .32
              Goodwill amortization...........................          .01                   .03
                                                                  ---------             ---------
              Adjusted net income.............................    $     .24             $     .35
                                                                  =========             =========
            Diluted earnings per share:
              Reported net income.............................    $     .22             $     .31
              Goodwill amortization...........................          .01                   .03
                                                                  ---------             ---------
              Adjusted net income.............................    $     .23             $     .34
                                                                  =========             =========

     The changes in the carrying amounts of goodwill for the six months ended June 30, 2002 are as follows (in thousands):

                                                                    Adult
                                                                   Secure        Juvenile     Pre-Release    Total
                                                                  ---------     ---------     -----------  ---------
               Balance as of December 31, 2001..................  $   1,509     $   1,915     $     5,933  $   9,357
               Impairment charge................................         --          (855)           (781)    (1,636)
                                                                  ---------     ---------     -----------  ---------
               Balance as of June 30, 2002......................  $   1,509     $   1,060     $     5,152  $   7,721
                                                                  =========     =========     ===========  =========

     Other intangible assets at June 30, 2002 and December 31, 2001 consisted of the following (in thousands):

                                                                    JUNE 30, 2002      DECEMBER 31, 2001
                                                                    -------------      -----------------
               Non-compete agreements............................     $   8,240            $   8,180
               Accumulated amortization..........................        (2,520)              (2,081)
                                                                      ---------            ---------
               Net non-compete agreements........................     $   5,720            $   6,099
                                                                      =========            =========

     Amortization expense for non-compete agreements was $219,000 and $439,000 for the three and six months ended June 30, 2002, respectively. Amortization expense will be approximately $878,000 for each of the fiscal years ended December 31 for the next five years.

     CHANGE EFFECTIVE JANUARY 1, 2001

     On January 1, 2001, management changed its method of accounting for supplies whereby the Company capitalizes durable operating supply purchases such as uniforms, linens and books and amortizes these costs to operating expense over the estimated period of benefit of 18 months. Effective January 1, 2001, the Company capitalized a portion of previously expensed operating supplies and recognized a benefit in the consolidated statements of operations of $770,000 (net of income taxes of $535,000) which has been reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations.

5.   CREDIT FACILITIES

     The Company's long-term debt consisted of the following (in thousands):

                                                                           JUNE 30,      DECEMBER 31,
                                                                             2002            2001
                                                                          ---------      ------------
          DEBT OF CORNELL COMPANIES, INC.:
           Revolving Line of Credit due July 2005 with
              an interest rate of prime plus 2.0%, or
              LIBOR plus 3.0%..........................................   $      --       $       --
           Capital lease obligations...................................          13               85
                                                                          ---------       ----------
           Subtotal....................................................          13               85
                                                                          ---------       ----------

          DEBT OF CONSOLIDATED SPECIAL PURPOSE ENTITIES:
           Synthetic Lease Investor Note A due July 2005
              with an interest rate of LIBOR plus 3.25%................      40,657           40,197
           Synthetic Lease Investor Note B due July 2005
              with an interest rate of LIBOR plus 3.50%................       8,053            7,971
           8.47% Bonds due 2016........................................     197,400          197,400
                                                                          ---------       ----------
          Subtotal.....................................................     246,110          245,568
                                                                          ---------       ----------

          Consolidated total debt......................................     246,123          245,653

          Less: current maturities.....................................      (6,813)          (6,885)
                                                                          ---------       ----------

          Consolidated long-term debt..................................   $ 239,310       $  238,768
                                                                          =========       ==========

     The Company's 2000 Credit Facility, as amended, provides for borrowings of up to $45.0 million under a revolving line of credit. The commitment amount is reduced by $1.6 million quarterly beginning in July 2002. The amended 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 2.0%, or a rate which is 3.0% above the applicable LIBOR rate. The amended 2000 Credit Facility is collateralized by substantially all of the Company's assets, including the stock of all of the Company's subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain leverage, net worth and debt service coverage covenants. Due to the consolidation for financial reporting purposes of MCF as of August 14, 2001, the Company was not in compliance with certain leverage ratio covenants. On April 5, 2002, the 2000 Credit Facility was amended to waive such non-compliance and to revise the covenants to levels that accommodate the Company's consolidation of special purpose entities in its consolidated balance sheets, statements of operations and cash flows. As a result of this waiver and amendment, the Company recognized a pre-tax charge to interest expense of approximately $825,000 during the first quarter of 2002 for lender and other professional fees. On April 11, 2002, the Company obtained a waiver from the lenders under the amended 2000 Credit Facility regarding the pending contractual default for the Moshannon Valley Correctional Center's construction delay. The waiver is effective through September 2002. Included in the Company's cash and cash equivalents at June 30, 2002 is approximately $43.1 million that is invested in a separate account. Approximately $39.1 million of the funds in this separate account are available to the Company for investment purposes or working capital with the approval of the lenders under the amended 2000 Credit Facility. The remaining funds of approximately $4.0 million are available to the Company without lender approval. This separate account is maintained, in part, to assure future credit availability.

     Additionally, the amended 2000 Credit Facility provides the Company with the ability to enter into synthetic lease agreements for the acquisition or development of operating facilities. This synthetic lease financing arrangement provides for funding to the lessor under the operating leases of up to $100.0 million, of which approximately $50.5 million had been utilized as of June 30, 2002. The Company expects to utilize the remaining capacity under this synthetic lease financing arrangement to complete construction of the Moshannon Valley Correctional Center. The Synthetic Lease Investor's Note A and Note B have total credit commitments of $81.4 million and $15.1 million, respectively. The Company pays commitment fees at a rate of 0.5% annually for the unused portion of the synthetic lease financing capacity. The Synthetic Lease Investor's Notes A and B are cross collateralized with the Company's revolving line of credit and contain cross default provisions. Under current accounting rules, utilization of the synthetic lease financing arrangement to complete the Moshannon Valley Correctional Center would likely result in the consolidation of the facility and the related financing in the Company's financial statements.

     On August 14, 2001, MCF issued $197.4 million of 8.47% taxable revenue bonds due August 1, 2016. Interest on the bonds is payable by MCF semiannually on February 1 and August 1, commencing February 1, 2002, and principal is payable by MCF in escalating annual installments commencing August 1, 2002.

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

     As a result of the early retirement of the Subordinated Notes during the fourth quarter of 2001, the Company recognized extraordinary charges of $2.9 million, net of income tax of $2.0 million due to the write-off of related unamortized deferred debt issuance costs and debt discount and assessed contractual prepayment fees.

6.   DERIVATIVE FINANCIAL INSTRUMENT AND GUARANTEE

     In August 2001, MCF completed a bond offering to finance the 2001 Sale and Leaseback Transaction. In connection with the bond offering, two reserve fund accounts were established by MCF pursuant to the terms of the indenture. MCF's Debt Service Reserve Fund, aggregating $23.8 million, was established to make payments on MCF's outstanding bonds in the event the Company (as lessee) should fail to make scheduled rental payments to MCF. MCF's Debt Service Fund, which aggregated $15.3 million at June 30, 2002, is used to accumulate the monthly lease payments that MCF receives from the Company until such funds are used to pay MCF's semi-annual bond payments. Both reserve fund accounts are subject to agreements with the MCF Equity Investor whereby guaranteed rates of return of 3% and 5.08%, respectively, are provided for the balance in the Debt Service Reserve Fund and the Debt Service Fund. The guaranteed rates of return are characterized as cash flow hedge derivative instruments. At inception, the derivatives had an aggregate fair value of $4.0 million, which has been recorded as a decrease to the equity investment in MCF made by the MCF Equity Investor (MCF Minority Interest) and as deferred income (a liability account) in the accompanying consolidated balance sheets. Changes in the fair value of derivative instruments are recorded as an adjustment to deferred income and reported as a component of other comprehensive income.

     In connection with MCF's bond offering, the MCF Equity Investor provided a guarantee of the Debt Service Reserve Fund if a bankruptcy of the Company were to occur and a trustee for the estate of the Company were to include the Debt Service Reserve Fund as an asset in the Company's estate. This guarantee is characterized as an insurance contract. The insurance contract has an estimated fair value of $2.5 million, which has been recorded as an increase to the MCF minority interest and as a deferred asset. The recorded cost of this insurance contract is being amortized over the 15 year life of MCF's outstanding bonds and the Debt Service Reserve Fund.

7.   NEW FACILITIES AND PROJECT UNDER DEVELOPMENT

     The New Morgan Academy was completed and became operational in two phases during the fourth quarter of 2000 and the first quarter of 2001. In the current year, the New Morgan Academy has experienced a reduction in occupancy as a result of budget appropriation reductions of a significant customer. The Company is currently seeking to obtain referrals from other governmental agencies and management believes that occupancy will be restored to normal operating levels by mid year 2003. A continued occupancy level below contract capacity could have an adverse effect on the Company's operating results.

     In April 1999, the Company was awarded a contract to design, build and operate a 1,095 bed prison for the FBOP in Moshannon Valley, Pennsylvania (the "Moshannon Valley Correctional Center"). Construction and activation activities commenced immediately. In June 1999, the FBOP issued a Stop-Work Order pending a re-evaluation of its environmental documentation supporting the decision to award the contract. The environmental study was completed with a finding of no significant impact and the Stop-Work Order was lifted by the FBOP on August 9, 2001.

     In September 1999, the Company received correspondence from the Office of the Attorney General of the Commonwealth of Pennsylvania indicating its belief that the operation of a private prison in Pennsylvania is unlawful. The Company and the FBOP have had, and continue to have, discussions with the Attorney General's staff regarding these and related issues. Management anticipates that these discussions will be resolved in the near-term. As a result of these issues, the Company has not recommenced construction efforts. As of June 30, 2002, the Company had incurred approximately $15.4 million for construction and land development costs and capitalized interest for the Moshannon Valley Correctional Center. According to the FBOP contract, as amended, the Company must have completed the construction of the project by August 15, 2002. The Company will not have completed construction within that time frame. The Company anticipates obtaining another contract amendment from the FBOP extending the construction deadline. If the Company is not able to negotiate a contract amendment with the FBOP, then the FBOP may have the right to assert that the Company has not completed construction of the project within the time frames provided in the FBOP contract, as amended. In the event that the FBOP desires to continue with the Moshannon Valley Correctional Center, management expects that the contract will be amended to address cost and construction timing matters resulting from the extended delay. In the event that the FBOP decides not to continue with the Moshannon project and terminates the contract, management believes that the Company has the right to recover its invested costs. In the event any portion of these costs are determined not to be reimbursed upon contract termination, such costs would be expensed.

     At June 30, 2002, accounts receivable include costs totaling $1.4 million for direct costs incurred by the Company since the issuance of the Stop-Work Order in June 1999 for payroll and other operating costs related to the Moshannon Valley Correctional Center. These costs were incurred with the understanding that such costs would be reimbursed. Although no formal written agreement exists, management believes that these costs will be reimbursed by the FBOP in the near term. In the event any portion of these costs is determined not to be reimbursable, such costs will be expensed.

8.   RECLASSIFICATIONS

     Current reclassifications have been made to the prior period financial statements contained herein to conform to current period presentation.

9.   EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution from common stock equivalents such as stock options and warrants. For the six months ended June 30, 2002 and 2001, there were 256,741 and 88,302, respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

10.  DEFERRED BONUS PLAN

     At June 30, 2002, restricted assets and other current assets included approximately $2.2 million and $99,000, respectively, representing amounts deposited on behalf of individual participants into a rabbi trust account under the Company's deferred bonus plan. At December 31, 2001, restricted assets included approximately $3.6 million of such deposits. The investments of the rabbi trust represent assets of the Company and are included in the accompanying balance sheets based on the nature of the assets held. Assets placed into the rabbi trust are irrevocable; therefore they are restricted as to the Company's use under the terms of the trust and the deferred bonus plan.

11.  LITIGATION

     The Company and certain officers and directors have been named as defendants in four lawsuits and four derivative actions during 2002. The plaintiffs in these cases have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty. However, based on the Company's assessment of information known to date and review of applicable insurance coverage, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, operating results or cash flows. The Company has recorded a receivable from its insurance carrier of approximately $300,000 as of June 30, 2002 related to the expected reimbursement for legal costs incurred to date to defend the Company in the above matters.

12.  RELATED PARTY TRANSACTION

     One of the Directors of the Company is a partner in a law firm that provides legal services to the Company. The Company pays customary legal fees for such services.

     On July 8, 1996, the current President and the Company founder, currently a Director of the Company, exercised options to purchase an aggregate 137,100 and 82,750 shares of Class A Common Stock and Class B Common Stock at an aggregate price of $274,220 and $180,638, respectively. In connection with the exercise, each officer entered into a promissory note with the Company and the respective aggregate exercise amounts. The promissory notes, as amended in July 2000, bear interest at an annual rate of 6.63%, mature in June 2004, are full recourse and are collateralized by shares of the Company's common stock.

     Effective September 1, 1999, the Company entered into a consulting agreement with the Company founder, currently a Director. As compensation for services, the Company agreed to an annual salary of at least $255,000 for each of the first four years of the seven-year initial term of the consulting agreement with an annual salary of at least $180,000 for each of the last three years of the seven-year initial term. The Company has an option to renew the consulting agreement for an additional three-year renewal term at an annual salary of at least $300,000 for each of the three years of the renewal term. As additional compensation, the Company agreed to an annual bonus, subject to certain limitations, equal to $75,000 during the first four years of the initial term and an annual bonus of $60,000 during the last three years of the initial term and during any renewal term. The Company also agreed to grant options to purchase an aggregate of 120,000 shares of the Company's common stock in four equal annual installments beginning on

September 1, 2000. The options have an exercise price equal to the fair market value of the Common Stock on the date of grant and vest at the time such options are granted, subject to certain limitations on exercise.

     As part of the consulting agreement discussed above, the Company entered into a non-compete agreement with this Director. The non-compete agreement has a term of 10 years and the Company agreed to a $10,000 monthly fee for the seven-year initial term of the related consulting agreement.

     Additionally, the Company maintains a key-man life insurance policy for this Director.

13.  SEGMENT DISCLOSURE

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

     The only significant non-cash item reported in the respective segments' income or loss from operations is depreciation and amortization (excluding intangibles) (in thousands):

                                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                       JUNE 30,                  JUNE 30,
                                                              ------------------------    -----------------------
                                                                 2002          2001         2002          2001
                                                              ----------    ----------    ---------    ----------
                                                                             (RESTATED)                (RESTATED)
Revenues
  Adult secure institutional................................  $   24,937    $   25,346    $  48,945    $   49,179
  Juvenile..................................................      31,786        27,864       63,596        52,537
  Pre-release...............................................      12,354        12,535       25,011        24,657
                                                              ----------    ----------    ---------    ----------
Total revenues..............................................  $   69,077    $   65,745    $ 137,552    $  126,373
                                                              ==========    ==========    =========    ==========

Pre-opening and start-up expenses
  Adult secure institutional................................  $       --    $       --    $      --    $       --
  Juvenile..................................................          --           280           --         3,858
  Pre-release...............................................          --            --           --            --
                                                              ----------    ----------    ---------    ----------
Total pre-opening and start-up expenses.....................  $       --    $      280    $      --    $    3,858
                                                              ==========    ==========    =========    ==========

Income from operations
  Adult secure institutional................................  $    6,422    $    5,323    $  12,412    $   10,253
  Juvenile..................................................       4,873         4,115        8,824         6,433
  Pre-release...............................................       2,610         3,035        5,739         5,629
  General and administrative expense........................      (5,304)       (3,598)     (11,391)       (7,079)
  Incentive bonuses.........................................          --           (66)        (197)       (1,254)
  Amortization of intangibles...............................        (218)         (381)        (439)         (762)
  Corporate and other.......................................        (495)         (307)        (684)         (529)
                                                              ----------    ----------    ---------    ----------
Total income from operations................................  $    7,888    $    8,121    $  14,264    $   12,691
                                                              ==========    ==========    =========    ==========

                                                               JUNE 30,     DECEMBER 31,
                                                                 2002           2001
                                                              ----------    ------------
Assets
  Adult secure institutional................................  $  155,646    $    155,085
  Juvenile..................................................      97,868         102,766
  Pre-release...............................................      57,946          57,962
  Intangible assets, net....................................      13,441          15,456
  Corporate and other.......................................     113,937         113,538
                                                              ----------    ------------
Total assets................................................  $  438,838    $    444,807
                                                              ==========    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a leading provider of privatized correctional, treatment and educational services outsourced by federal, state and local government agencies. The Company provides a diversified portfolio of services for adults and juveniles through its three operating divisions: (1) adult secure institutional services, (2) juvenile treatment, educational and detention services and (3) pre-release correctional and treatment services. As of June 30, 2002, the Company had contracts to operate 69 facilities with a total service capacity of 15,444. The Company's facilities are located in 13 states and the District of Columbia.

     The following table sets forth for the periods indicated total service capacity, the service capacity and contracted beds in operation at the end of the periods shown and the average occupancy percentages.

                                                                                  JUNE 30,        JUNE 30,
                                                                                    2002            2001
                                                                                ----------      ----------
         Total service capacity (1):
              Residential.....................................................      11,267          11,838
              Non-residential community-based.................................       4,177           4,012
                Total.........................................................      15,444          15,850
         Service capacity in operation (end of period)........................      14,349          13,695
         Contracted beds in operation (end of period).........................       9,503          10,071
         Average occupancy based on contracted beds in operation (2) (3)......        98.7%           95.6%
         Average occupancy excluding start-up operations (2)..................        98.7%           96.4%

----------
(1) The Company's service capacity is comprised of the number of beds available for service upon completion of construction of residential facilities and the average program capacity of non-residential community-based programs.
(2) Occupancy percentages are based on contracted service capacity of residential facilities in operation. Since certain facilities have service capacities that exceed contracted capacities, occupancy percentages can exceed 100% of contracted capacity.
(3) Occupancy percentages reflect less than normalized occupancy during the start-up phase of any applicable facility, resulting in a lower average occupancy in periods when the Company has substantial start-up activities.

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

     Factors that the Company considers in determining the per diem rate to charge include (1) the programs specified by the contract and the related staffing levels, (2) wage levels customary in the respective geographic areas,
(3) whether the proposed facility is to be leased or purchased and (4) the anticipated average occupancy levels that the Company believes could reasonably be maintained.

     The Company has experienced higher operating margins in its adult secure institutional and pre-release divisions as compared to the juvenile division. Additionally, the Company's operating margins within a division can vary from facility to facility based on whether the facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract, and the Company's ability to increase contract revenues. A decline in occupancy of certain juvenile division facilities may have a more significant impact on operating results than the adult divisions due to the higher per diem revenues of certain juvenile facilities. The Company has and expects to experience interim period operating margin differences due to the number of calendar days in the period, higher payroll taxes in the first half of the year, and salary and wage increases that are incurred prior to certain contract revenue increases. The Company has experienced higher employee insurance costs in the six months ended June 30, 2002 as compared with the same period of prior year due to rising health care costs.

     The Company is responsible for all facility operating expenses, except for certain debt service and lease payments with respect to the facilities for which the Company has only a management contract (11 facilities in operation at June 30, 2002).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The Company evaluates its estimates on an on-going basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The assets and liabilities and results of operations of the synthetic lease owned by the Synthetic Lease Investor and of MCF have been consolidated in the Company's consolidated financial statements.

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

     The Company maintains insurance coverage for various aspects of its business and operations. The Company retains a portion of losses that occur through the use of deductibles and retention under self- insurance programs. The Company regularly reviews the estimates of reported and unreported claims and provides for losses through insurance reserves. As claims develop and additional information becomes available, adjustments to loss reserves may be required.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentages of revenue represented by certain items in the Company's historical consolidated statements of operations:

                                                                   THREE MONTHS               SIX MONTHS
                                                                  ENDED JUNE 30,            ENDED JUNE 30,
                                                             ------------------------   -----------------------
                                                                2002          2001         2002         2001
                                                             ----------    ----------   ----------   ----------
                                                                           (RESTATED)                (RESTATED)
           Revenues.......................................        100.0%        100.0%       100.0%       100.0%
           Operating expenses.............................         77.5          78.1         78.0         77.7
           Pre-opening and start-up expenses..............           --           0.4           --          3.1
           Depreciation and amortization..................          3.4           3.6          3.3          3.6
           General and administrative expenses............          7.7           5.5          8.3          5.6
                                                             ------------  ----------   ----------   ----------
           Income from operations.........................         11.4          12.4         10.4         10.0
           Interest expense, net..........................          6.7           7.2          7.2          7.4
           Minority interest in losses of consolidated
              special purpose entities....................           --          (0.3)          --         (0.3)
                                                             ------------  ----------   ----------   ----------
           Income before provision for income
              taxes and cumulative effect of changes
              in accounting principle.....................          4.7           5.5          3.2          2.9
           Provision for income taxes.....................          1.9           2.3          1.3          1.2
                                                             ------------  ----------   ----------   ----------
           Income before cumulative effect of
              changes in accounting principle.............          2.8%          3.2%         1.9%         1.7%
                                                             ============  ==========   ==========   ==========

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

    REVENUES. Revenues increased 5.1% to $69.1 million for the three months ended June 30, 2002 from $65.7 million for the three months ended June 30, 2001.

    Adult secure institutional division revenues decreased 1.6% to $24.9 million for the three months ended June 30, 2002 from $25.3 million for the three months ended June 30, 2001 due principally to the Company's termination of the Santa Fe County Detention Center contract in September 2001. This decrease was offset, in part, by an increase in revenue due to per diem rate increases realized in 2001 and in March 2002. There were no revenues attributable to start-up operations for the three months ended June 30, 2002 and 2001. Average occupancy was 98.9% for the three months ended June 30, 2002 compared to 97.7% for the three months ended June 30, 2001. The Company's contracts with the California Department of Corrections, or CDC, for the operation of the Baker Community Correctional Facility and the Leo Chesney Community Correctional Facility were set to expire June 30, 2002, and were not expected to be renewed by the CDC due to the lack of governmental budget appropriations. Facility shut down procedures were implemented and occupancy levels at both facilities significantly decreased in June 2002. At the Baker Community Correctional Center, all clients had been removed as of June 30, 2002. In late June 2002, the CDC informed the Company that a contract renewal for both facilities would be granted pending final budget appropriations and began returning previously removed state equipment to both facilities. The CDC began referring clients to the Leo Chesney Community Correctional Center and the Baker Community Correctional Center in July and mid August 2002, respectively. As of August 14, 2002, the Company did not have a signed contract with the CDC, but is operating both facilities and expects to obtain a signed contract upon final approval of the state budget. In accordance with the provisions of SAB 101, the Company will defer any payments received related to the operation of these two facilities until persuasive evidence of an arrangement exists. Revenue related to these two facilities was $1.5 million for the three months ended June 30, 2002.

     Juvenile division revenues increased 14.1% to $31.8 million for the three months ended June 30, 2002 from $27.9 million for the three months ended June 30, 2001 due principally to (1) the commencement of a management contract at the Alexander Youth Center in the third quarter of 2001, (2) the opening of the William Penn Harrisburg Alternative School in the third quarter of 2001, (3) increased occupancy at the Cornell Abraxas Center for Adolescent Females, or ACAF, due to a facility expansion completed early in 2001 and (4) increased occupancy at various facilities. There were no revenues attributable to start-up operations for the three months ended June 30, 2002. Revenues attributable to start-up operations were $88,000 for the three months ended June 30, 2001 and were related to the expansion of ACAF. Average occupancy, excluding start-up operations in 2001, was 92.6% for the three months ended June 30, 2002 compared to 93.5% for the three months ended June 30, 2001. In the current year, the New Morgan Academy has experienced a reduction in occupancy as a result of budget appropriation reductions of a significant customer. The Company is currently seeking to obtain referrals from other governmental agencies and management believes that occupancy will be restored to normal operating levels by mid year 2003. A continued occupancy level below contract capacity could have an adverse effect on the Company's operating results.

     Pre-release division revenues decreased 1.4% to $12.4 million for the three months ended June 30, 2002 from $12.5 million for the three months ended June 30, 2001 due principally to the termination of the Durham Treatment Center contract effective June 30, 2001. This decrease was offset, in part, by increased average occupancy at various facilities. There were no revenues attributable to start-up operations for the three months ended June 30, 2002 and 2001. Average occupancy was 109.5% for the three months ended June 30, 2002 compared to 99.5% for the three months ended June 30, 2001.

     OPERATING EXPENSES. Operating expenses increased 4.2% to $53.5 million for the three months ended June 30, 2002 from $51.4 million for the three months ended June 30, 2001.

     Adult secure institutional division operating expenses decreased 7.7% to $17.6 million for the three months ended June 30, 2002 from $19.1 million for the three months ended June 30, 2001 due principally to the Company's termination of the Santa Fe County Detention Center contract in September 2001. This decrease was offset, in part, by an increase in operating expenses at the Big Spring Complex due to a facility expansion completed in the first quarter of 2001. As a percentage of revenues, adult secure institutional division operating expenses were 70.4% for the three months ended June 30, 2002 compared to 75.4% for the three months ended June 30, 2001. The comparable operating margin was impacted favorably due to the termination of the lower margin Santa Fe County Detention Center contract, the expansion of the Big Spring Complex and per diem increases.

     Juvenile division operating expenses increased 14.6% to $26.3 million for the three months ended June 30, 2002 from $23.0 million for the three months ended June 30, 2001 due to (1) the commencement of a management contract at the Alexander Youth Center in the third quarter of 2001, (2) the opening of the William Penn Harrisburg Alternative School in the third quarter of 2001, (3) the expansion of ACAF completed in early 2001 and (4) increased average occupancy at various facilities. As a percentage of revenues, excluding start-up operations in 2001, juvenile division operating expenses were 82.7% for the three months ended June 30, 2002 and 2001.

     Pre-release division operating expenses increased 2.3% to $9.4 million for the three months ended June 30, 2002 from $9.2 million for the three months ended June 30, 2001 due to increased average occupancy at various facilities. This increase was offset, in part, by the termination of the Durham Treatment Center contract effective June 30, 2001. As a percentage of revenues, operating expenses were 76.2% for the three months ended June 30, 2002 compared to 73.4% for the three months ended June 30, 2001. The operating margin was impacted unfavorably primarily due to increased employee insurance costs in the three months ended June 30, 2002 as compared to the same period of the prior year.

     PRE-OPENING AND START-UP EXPENSES. There were no pre-opening and start-up expenses for the three months ended June 30, 2002. Pre-opening and start-up expenses were $280,000 for the three months ended June 30, 2001 and were attributable to the expansion of ACAF.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $2.4 million for the three months ended June 30, 2002 and June 30, 2001. Amortization decreased $162,000 for the three months ended June 30, 2002 from the same period of the prior year due to the Company's adoption of FASB 142, "Goodwill and Other Intangible Assets," which eliminated the amortization of goodwill effective January 1, 2002. Depreciation increased $164,000 for the three months ended June 30, 2002 from the same period of the prior year due to quarterly equipment and furniture purchases.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 47.4% to $5.3 million for the three months ended June 30, 2002 from $3.6 million for the three months ended June 30, 2001. Included in general and administrative expenses for the three months ended June 30, 2002 was a charge of approximately $1.0 million related to the write-off of deferred project financing costs associated with the FBOP Southeast Project. This contract was not awarded to the Company and all associated costs were charged to expense. Also included in general and administrative expenses for the three months ended June 30, 2002 is approximately $200,000 of legal and professional fees related to the special committee review and defense of our shareholder litigation. Excluding these charges, general and administrative expenses increased 14.0% from the same period of the prior year due principally to increased compensation costs, business development costs and certain public affairs costs.

     INTEREST. Interest expense, net of interest income, decreased to $4.6 million for the three months ended June 30, 2002 from $4.7 million for the three months ended June 30, 2001 due principally to increased interest income resulting from higher cash balances held by the Company in 2002. There was no capitalized interest for the three months ended June 30, 2002. Capitalized interest for the three months ended June 30, 2001 was approximately $25,000 and related to facility expansions.

     MINORITY INTEREST IN LOSSES OF CONSOLIDATED SPECIAL PURPOSE ENTITIES. The cumulative losses of MCF exceeded the recorded minority interest of MCF during the first quarter of 2002. The cumulative losses of the Synthetic Lease Investor exceeded the recorded minority interest of the Synthetic Lease Investor during the third quarter of 2001. Since the cumulative losses of MCF and the Synthetic Lease Investor exceed the equity which was recorded as minority interest by the Company, the excess losses can no longer be allocated to minority interest in 2002 in the Company's Consolidated Statement of Operations in 2002. As a result, all future excess losses will be reflected in the Company's Consolidated Statements of Operations.

     INCOME TAXES. For the three months ended June 30, 2002 and 2001, the Company recognized a provision for income taxes at an estimated effective rate of 41.0%.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

     REVENUES. Revenues increased 8.8% to $137.6 million for the six months ended June 30, 2002 from $126.4 million for the six months ended June 30, 2001.

     Adult secure institutional division revenues decreased 0.4% to $48.9 million for the six months ended June 30, 2002 from $49.2 million for the six months ended June 30, 2001 due principally to the Company's termination of the Santa Fe County Detention Center contract in September 2001. This decrease was offset, in part, by per diem rate increases realized in June 2001 and March 2002. There were no revenues attributable to start-up operations for the six months ended June 30, 2002 and 2001. Average occupancy was 97.7% for the six months ended June 30, 2002 compared to 97.2% for the six months ended June 30, 2001. The Company's contracts with the CDC for the operation of the Baker Community Correctional Facility and the Leo Chesney Community Correctional Facility were set to expire June 30, 2002, and were not expected to be renewed by the CDC due to the lack of governmental budget appropriations. Facility shut down procedures were implemented and occupancy levels at both facilities significantly decreased in June 2002. At the Baker Community Correctional Center, all clients had been removed as of June 30, 2002. In late June 2002, the CDC informed the Company that a contract renewal for both facilities would be granted pending final budget appropriations and began returning state equipment previously removed to both facilities. The CDC began referring clients to the Leo Chesney Community Correctional Center and the Baker Community Correctional Center in July and mid August 2002, respectively. As of August 14, 2002, the Company did not have a signed contract with the CDC, but is operating both facilities and expects to obtain a signed contract upon final approval of the state budget. In accordance with the provisions of SAB 101, the Company will defer any payments received related to the operation of these two facilities until persuasive evidence of an arrangement exists. Revenue related to these two facilities was $3.0 million for the six months ended June 30, 2002.

     Juvenile division revenues increased 21.1% to $63.6 million for the six months ended June 30, 2002 from $52.5 million for the six months ended June 30, 2001 due principally to (1) the commencement of a management contract at the Alexander Youth Center in the third quarter of 2001, (2) the New Morgan Academy which began operations late in the fourth quarter of 2000, (3) the opening of the William Penn Harrisburg Alternative School in the third quarter of 2001, (4) increased occupancy at ACAF due to a facility expansion completed early in 2001 and (5) increased occupancy at various facilities. There were no revenues attributable to start-up operations for the six months ended June 30, 2002. Revenues attributable to start-up operations were $2.8 million for the six months ended June 30, 2001 and related to the operations of the New Morgan Academy and the expansion of ACAF. Average occupancy, excluding start-up operations in 2001, was 91.3% for the six months ended June 30, 2002 compared to 92.0% for the six months ended June 30, 2001. In the current year, the New Morgan Academy has experienced a reduction in occupancy as a result budget appropriation reductions by a significant customer. The Company is currently seeking to obtain referrals from other governmental agencies and management believes that occupancy will be restored to normal operating levels by mid year 2003. A continued occupancy level below contract capacity could have an adverse effect on the Company's operating results.

     Pre-release division revenues increased 1.0% to $25.0 million for the six months ended June 30, 2002 from $24.7 million for the six months ended June 30, 2001 due to increased average occupancy at various facilities offset by a reduction in revenue as a result the Company's termination of the Durham Treatment Center contract effective June 30, 2001. There were no revenues attributable to start-up operations for the six months ended June 30, 2002 and 2001. Average occupancy was 107.7% for the six months ended June 30, 2002 compared to 97.1% for the six months ended June 30, 2001.

     OPERATING EXPENSES. Operating expenses increased 9.3% to $107.3 million for the six months ended June 30, 2002 from $98.2 million for the six months ended June 30, 2001.

     Adult secure institutional division operating expenses decreased 7.3% to $34.8 million for the six months ended June 30, 2002 from $37.6 million for the six months ended June 30, 2001 due principally to the Company's termination of the Santa Fe County Detention Center contract effective September 30, 2001 offset, in part, by an increase in operating expenses at the Big Spring Complex due to a facility expansion completed in the first quarter of 2001. As a percentage of revenues, adult secure institutional division operating expenses were 71.1% for the six months ended June 30, 2002 compared to 76.4% for the six months ended June 30, 2001. The comparable operating margin was impacted favorably due to the termination of the lower margin Santa Fe County Detention Center contract, the expansion of the Big Spring Complex, per diem increases and unusually high utilities as a result of increased natural gas prices and inmate medical expenses at certain facilities during the first quarter of 2001.

     Juvenile division operating expenses increased 30.5% to $53.7 million for the six months ended June 30, 2002 from $41.1 million for the six months ended June 30, 2001 due principally to (1) the New Morgan Academy which began operations late in the fourth quarter of 2000, (2) the commencement of a management contract at the Alexander Youth Center in the third quarter of 2001,
(3) the opening of the William Penn Harrisburg Alternative School in the third quarter of 2001, (4) increased occupancy at ACAF due to a facility expansion completed early in 2001 and (5) increased average occupancy at various facilities. As a percentage of revenues, excluding start-up operations in 2001, juvenile division operating expenses were 84.4% for the six months ended June 30, 2002 compared to 82.7% for the six months ended June 30, 2001.

     Pre-release division operating expenses decreased 3.9% to $18.7 million for the six months ended June 30, 2002 from $19.4 million for the six months ended June 30, 2001 due principally to the termination of the Durham Treatment Center contract effective June 30, 2001. This increase was offset in part, by fluctuations in average occupancy at various facilities. As a percentage of revenue, pre-release division operating expenses were 74.6% for the six months ended June 30, 2002 compared to 78.6% for the six months ended June 30, 2001. The 2002 operating margin was impacted favorably due to the expiration of the San Diego Center contract early in 2001 and the Durham Treatment Center contract in June 2001. The 2002 operating margin was impacted unfavorably primarily due to increased employee insurance costs in the six months ended June 30, 2002 as compared to the same period of prior year.

     PRE-OPENING AND START-UP EXPENSES. There were no pre-opening and start-up expenses for the six months ended June 30, 2002. Start-up expenses were $3.9 million for the six months ended June 30, 2001 and were attributable to the start-up activities of the New Morgan Academy and other facility expansions.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $4.6 million for the six months ended June 30, 2002 compared to $4.5 million for the six months ended June 30, 2001. Amortization decreased $323,000 for the six months ended June 30, 2002 from the same period of prior year due to the Company's adoption of FASB 142, "Goodwill and Other Intangible Assets," which eliminated the amortization of goodwill effective January 1, 2002. Depreciation increased $357,000 for the three months ended June 30, 2002 from the same period of prior year due to furniture and equipment purchases in the six months ended June 30, 2002.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 60.9% to $11.2 million for the six months ended June 30, 2002 from $7.1 million for the six months ended June 30, 2001. General and administrative expenses for the six months ended June 30, 2002 included approximately $1.9 million of legal and professional fees related to the special committee review and restatement of the Company's financial statements and defense of our shareholder litigation. Also included in general and administrative expenses for the six months ended June 30, 2002 was a charge of approximately $1.0 million related to the write-off of deferred project financing costs associated with the FBOP Southeast Project. This contract was not awarded to the Company and all associated costs were charged to expense. Excluding these charges, general and administrative expenses increased 19.9% from the same period of prior year due principally to increased compensation costs, business development costs and certain public affairs costs.

     INTEREST. Interest expense, net of interest income, increased to $9.9 million for the six months ended June 30, 2002 from $9.4 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, interest expense includes approximately $825,000 for lenders' fees and related professional fees incurred to obtain certain waivers and amendments to the Company's credit agreement obtained in conjunction with the restatement of the Company's financial statements. This effect was partially offset by higher interest income resulting from higher cash balances held by the Company in 2002. There was no interest capitalized for the six months ended June 30, 2002. For the six months ended June 30, 2001, the Company capitalized interest of approximately $66,000 related to an expansion at the Big Spring Complex.

     MINORITY INTEREST IN LOSSES OF CONSOLIDATED SPECIAL PURPOSE ENTITIES. The cumulative losses of MCF exceeded the recorded minority interest of MCF during the first quarter of 2002. The cumulative losses of the Synthetic Lease Investor exceeded the recorded minority interest of the Synthetic Lease Investor during the third quarter of 2001. Since the cumulative losses of MCF and the Synthetic Lease Investor exceed the equity which was recorded as minority interest by the Company, the excess losses can no longer be allocated to the minority interest in the Company's Consolidated Statement of Operations in 2002.

     INCOME TAXES. For the six months ended June 30, 2002 and 2001, the Company recognized a provision for income taxes at an estimated effective rate of 41.0%.

     CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES. The Company recorded a cumulative effect of a change in accounting principle charge of $965,000, net of tax, in the six months ended June 30, 2002 related to the impairment of certain goodwill that arose from an acquisition made in November 1999.

     On January 1, 2001, the Company capitalized a portion of previously expensed operating supplies and recognized a benefit of $770,000, net of income taxes of $535,000, which has been recorded as a cumulative effect of a change in accounting principle for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL. The Company's primary capital requirements are for (1) construction of new facilities, (2) expansions of existing facilities, (3) working capital, (4) pre-opening and start-up costs related to new operating contracts, (5) acquisitions, (6) information systems hardware and software, and
(7) furniture, fixtures and equipment. The Company has also consumed working capital in connection with the restatement of its financial statements and the related litigation. Working capital requirements generally increase immediately prior to the Company commencing management of a new facility as the Company incurs start-up costs and purchases necessary equipment and supplies before facility management revenue is realized.

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

     MCF is an unaffiliated special purpose entity ("SPE"). Under current accounting rules, an SPE must maintain at least a 3% ownership interest throughout the life of the lease. In September 2001, the Company entered into a separate retainer agreement with affiliates of the equity investor in MCF ("MCF Equity Investor"), and in November 2001, paid the related retainer fee of $3.65 million for financial advisory services related to specific separate potential future financing projects and the strategic development of the

Company's business. The retainer will be applied on a mutually agreed upon basis toward future contingent fees associated with investment banking services that are expected to be provided to the Company. Under certain accounting interpretations, this retainer has been deemed to reduce the equity investment in MCF to below the required 3% level. As a result, the Company has consolidated the assets, liabilities, and results of operations of MCF in the Company's accompanying consolidated financial statements beginning August 14, 2001. As a result of consolidating the assets and liabilities of MCF, the Company's consolidated financial statements reflect, among other things, the depreciation expense on the associated properties and interest expense on the bond debt of MCF used to finance MCF's acquisition of the 11 facilities in the 2001 Sale and Leaseback Transaction. For income tax purposes, the Company recognizes rent expense pursuant to the terms of the lease with MCF and does not consolidate the assets, liabilities or results of operations of MCF.

     MCF issued $197.4 million of 8.47% bonds due August 2016. The Company used $120.0 million of the $173.0 million of proceeds received by the Company from the sale of such facilities to repay the Company's long-term senior debt and invested the remaining proceeds of approximately $53.0 million in short-term securities.

     The Company's consolidated financial statements include the financial statements of MCF as of August 14, 2001 and thereafter.

     On August 14, 2001, the Company repaid the $50.0 million of outstanding 7.74% Senior Secured Notes with a portion of the proceeds from the 2001 Sale and Leaseback Transaction.

     LONG-TERM CREDIT FACILITIES. The Company's amended 2000 Credit Facility provides for borrowings of up to $45.0 million under a revolving line of credit. The commitment amount is reduced by $1.6 million quarterly beginning July 2002. The amended 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 2.0%, or a rate which is 3.0% above the applicable LIBOR rate. The amended 2000 Credit Facility is secured by substantially all of the Company's assets, including the stock of all of the Company's subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain leverage, net worth and debt service coverage covenants. Due in part to the consolidation of MCF as of August 14, 2001, the Company was not in compliance with certain covenants required by the 2000 Credit Facility. On April 5, 2002, the 2000 Credit Facility was amended to waive such non-compliance and to revise the covenants to levels that accommodate the Company's consolidation of special purpose entities in its Consolidated Balance Sheets and Statements of Operations. As a result of this waiver and amendment, the Company paid fees and recognized a pre-tax charge to interest expense of approximately $825,000 in the first quarter of 2002. On April 11, 2002, the Company obtained a waiver from the lenders under the amended 2000 Credit Facility regarding the pending contractual default for the Moshannon Valley Correctional Center's construction delay. The waiver is effective through September 2002. Included in the Company's cash and cash equivalents at June 30, 2002 is approximately $43.1 million that is invested in a separate account. Approximately $39.1 million of the funds in this separate account are available to the Company for investment purposes or working capital with the approval of the lenders under the amended 2000 Credit Facility. The remaining funds of approximately $4.0 million are available to the Company without lender approval. This separate account is maintained, in part, to assure future credit availability.

     Additionally, the amended 2000 Credit Facility provides the Company with the ability to enter into lease financing arrangements for the acquisition or development of operating facilities. This lease financing arrangement provides for funding to the lessor under the leases of up to $100.0 million, of which approximately $50.0 million had been utilized as of June 30, 2002. The Company expects to utilize the remaining capacity under this lease financing arrangement to complete construction of the Moshannon Valley

Correctional Center. The Company pays commitment fees at a rate of 0.5% annually for the unused portion of the lease financing capacity.

     The Company's lease financing arrangement under its 2000 Credit Facility is a "synthetic lease". A synthetic lease is a form of lease financing that qualifies for operating lease accounting treatment and, when all criteria pursuant to generally accepted accounting principles (GAAP) are met, is accounted for "off- balance sheet". Under such a structure, the owner/lessor of the properties ("Synthetic Lease Investor") may be considered a virtual SPE when it obtains debt and equity capital to finance the project(s) and leases the projects to a company. This financial structure was used to finance the construction of the New Morgan Academy completed in the first quarter of 2001, the acquisition of the Taylor Street Center building in early 1999, and the construction-to-date of the incomplete Moshannon Valley Correctional Center which is still in process. The synthetic lease used to finance the above projects was originally entered into in December 1998 and was amended in July 2000 whereby the available financing was increased from $40 million to $100 million and the lease term extended to July 2005.

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

     The Synthetic Lease Investor for the above projects received payments to assist as co- arranger in the structure of the initial $40 million synthetic lease facility in 1998 and in July 2000 when the synthetic lease facility was increased to $100 million. Although the Company does not believe the lessor is a special purpose entity, the lessor could be considered as a virtual special purpose entity under certain accounting interpretations. Therefore, these payments could be interpreted to reduce the Synthetic Lease Investor's equity ownership in the leased projects below the required 3% level as of the second quarter of 2000. Pursuant to this interpretation, these synthetic leases would no longer qualify for off-balance sheet treatment beginning in the second quarter of 2000. Accordingly, the assets and liabilities and results of operations of the synthetic lease owned by the Synthetic Lease Investor are consolidated in the Company's financial statements beginning in the second quarter of 2000.

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

     In September 1999, the Company received correspondence from the Office of the Attorney General of the Commonwealth of Pennsylvania indicating its belief that the operation of a private prison in Pennsylvania is unlawful. The Company and the FBOP have had, and continue to have, discussions with the Attorney General's staff regarding these and related issues. Management anticipates that these discussions will be resolved in the near-term. As a result of these issues, the Company has not recommenced construction efforts. As of June 30, 2002, the Company had incurred approximately $15.4 million for construction and land development costs and capitalized interest for the Moshannon Valley Correctional Center. According to the FBOP contract, as amended, the Company must have completed the construction of the project by August 15, 2002. The Company will have not completed construction within that time frame. The Company anticipates obtaining another contract amendment from the FBOP extending the construction deadline. If the Company is not able to negotiate a contract amendment with the FBOP, then the FBOP may have the right to assert that the Company has not completed construction of the project within the time frames provided in the FBOP contract, as amended. In the event that the FBOP desires to continue with the Moshannon Valley Correctional Center, management expects that the contract will be amended to address cost and construction timing matters resulting from the extended delay. In the event that the FBOP decides not to continue with the Moshannon project and terminates the contract, management believes that the Company has the right to recover its invested costs of approximately $15.4 million. In the event any portion of these costs are determined not to be reimbursed upon contract termination, such costs would be expensed, net of any amounts that could be recovered from the litigation of the related assets.

     At June 30, 2002, accounts receivable include costs totaling $1.4 million for direct costs incurred by the Company since the issuance of the Stop-Work Order in June 1999 for payroll and other operating costs related to the Moshannon Valley Correctional Center. These costs were incurred with the understanding that such costs would be reimbursed. Although no formal written agreement exists, management believes that these costs will be reimbursed by the FBOP in the near term. In the event any portion of these costs is determined not to be reimbursable, such costs will be expensed.

     Development and construction costs for the New Morgan Academy and the Moshannon Valley Correctional Center have been financed with the Company's synthetic lease financing arrangement discussed under "Long-Term Credit Facilities".

     CAPITAL EXPENDITURES. Capital expenditures for the three months ended June 30, 2002 were $5.0 million and related principally to various facility improvements and/or expansions, information technology and software development.

     TREASURY STOCK/REPURCHASES. The Company repurchased in the open market 44,500 shares of the Company's common stock for approximately $455,000 in the six months ended June 30, 2002.

     FUTURE LIQUIDITY. Management believes that the Company's existing cash and cash equivalents and cash flows generated from operations, together with the revolving credit available under the amended 2000 Credit Facility and the lease financing capacity thereunder, will provide sufficient liquidity to meet the Company's committed capital and working capital requirements for currently awarded and certain potential future contracts. To the extent the Company's cash and current financing arrangements do not provide sufficient financing to fund construction costs related to future adult secure institutional contract awards or significant facility expansions, the Company anticipates obtaining additional sources of financing to fund such activities. However, there can be no assurance that such financing will be available, or will be available on terms favorable to the Company.

     CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS. The Company has assumed various financial obligations and commitments in the ordinary course of conducting its business. The Company has contractual obligations requiring future cash payments under its existing contractual arrangements, such as management, consultative and non-competition agreements.

     The Company maintains operating leases in the ordinary course of its business activities. These leases include those for operating facilities, office space and office and operating equipment, and the terms of the agreements vary from 2002 until 2075. As of June 30, 2002, the Company's total commitment under operating leases were approximately $33.6 million.

     The following table details the Company's known future cash payments (on an undiscounted basis) related to various contractual obligations as of June 30, 2002 (in thousands):

                                                                     PAYMENTS DUE BY PERIOD
                                               ------------------------------------------------------------------
                                                                              2003 -        2005 -
                                                 TOTAL          2002           2004          2006      THEREAFTER
                                               ---------     ----------     ----------    ---------    ----------
Contractual Obligations:
   Long-term debt
     - Special Purpose Entities..............  $ 246,110     $    6,800     $   15,900    $  67,410    $  156,000
   Capital lease obligations
     - Cornell Companies, Inc................         13             13             --           --            --
   Operating leases..........................     33,637          4,198          8,528        2,601        18,309
   Consultative and non-competition
     agreements..............................      1,589            188            776          625            --
                                               ---------     ----------     ----------    ---------    ----------
       Total contractual cash obligations....  $ 281,349     $   11,199     $   25,204    $  70,636    $  174,309
                                               =========     ==========     ==========    =========    ==========

     The Company enters into letters of credit in the ordinary course of operating and financing activities. As of June 30, 2002, the Company had outstanding letters of credit of $1.2 million related to insurance and other operating activities. The following table details the Company's letter of credit commitments as of June 30, 2002 (in thousands):

                                                                  AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                             ----------------------------------------------------
                                                 TOTAL
                                                AMOUNTS       LESS THAN                                   OVER
                                               COMMITTED       1 YEAR        1-3 YEARS    4-5 YEARS      5 YEARS
                                               ---------     ----------     ----------    ---------    ----------
Commercial Commitments:
   Standby letters of credit................   $   1,170     $    1,170     $       --    $      --    $       --

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company is exposed to market risk, primarily from changes in interest rates. The Company continually monitors exposure to market risk and develops appropriate strategies to manage this risk. The Company is not exposed to any other significant market risks, including commodity price risk, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. The Company has entered into a cash flow hedge derivative instrument as described in Note 6 to the Consolidated Financial Statements. The Company has no cash flow or operating results exposure due to the changes in the fair value of this derivative instrument. The Company has no other derivative financial instruments it uses for trading or to speculate on changes in interest rates or commodity prices.

INTEREST RATE EXPOSURE

     The Company's exposure to changes in interest rates primarily results from its long-term debt with both fixed and floating interest rates. The debt on the Company's consolidated financial statements with fixed interest rates consists of the 8.47% Bonds issued by MCF in August 2001 in connection with the 2001 Sale and Leaseback Transaction. At June 30, 2002, approximately 19.8% ($48.7 million of debt outstanding to the Synthetic Lease Investor) of the Company's consolidated long-term debt was subject to variable interest rates. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $135,000 for the six months ended June 30, 2002. At June 30, 2002, the fair value of the Company's consolidated fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

FORWARD LOOKING STATEMENT DISCLAIMER

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and actual future activities and results of operations may be materially different from those set forth in the forward- looking statements. Important factors that could cause actual results to differ include, among others, (1) the outcomes of pending putative class action shareholder and derivative lawsuits and insurance recoveries for related costs incurred, (2) changes in governmental policy or funding decisions to eliminate or discourage the privatization or use of privatized correctional, detention and pre-release services in the United States, (3) the impact of the restatement of our financial statements on current, anticipated or future Company awards, agreements, projects and financing arrangements, (4) the timing and costs of expansions of existing facilities,
(5) fluctuations in operating results because of occupancy, competition (including competition from two competitors that are substantially larger than the Company), increases in cost of operations, fluctuations in interest rates and risks of operations, (6) availability of debt and equity financing on terms that are favorable to the Company, (7) risks associated with acquisitions and the integration thereof (including the ability to achieve administrative and operating cost savings and anticipated synergies), (8) governmental approval of reimbursement to the Company for incurred costs on the Moshannon Valley Correctional Center, the renewal of the Baker Community Correctional Center and Leo Chesney Community Center contracts, as well as other renewable contracts in the future and (9) significant charges to expense of deferred costs associated with financing and other projects in development if management determines that one or more of such projects is unlikely to be successfully concluded.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     In March and April 2002, the Company, Steven W. Logan, and John L. Hendrix, have been named as defendants in four Federal putative class action lawsuits styled as follows: (1) GRAYDON WILLIAMS, ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED V. CORNELL COMPANIES, INC, ET AL., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) RICHARD PICARD, ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED V. CORNELL COMPANIES, INC., ET AL., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) LOUIS
A. DALY, ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED V. CORNELL COMPANIES, INC., ET AL., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) ANTHONY J. SCOLARO, ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED V. CORNELL COMPANIES, INC., ET AL., No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division. The aforementioned lawsuits are putative class action lawsuits brought on behalf of all purchasers of the Company's common stock between March 6, 2001 and March 5, 2002. The lawsuits involve disclosures made concerning two prior transactions executed by the Company: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction. These four lawsuits have all been consolidated into the GRAYDON WILLIAMS action and a motion for the appointment of lead plaintiff is pending. The plaintiffs in these actions allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, and/or Section 20(a) of the Exchange Act. The Company believes that it has good defenses to each of the plaintiffs' claims and intends to vigorously defend against each of the claims.

     In March 2002, the Company, its directors, and its former independent auditor Arthur Andersen LLP, were sued in a derivative action styled as WILLIAM WILLIAMS, DERIVATIVELY AND ON BEHALF OF NOMINAL DEFENDANT CORNELL COMPANIES, INC. V. ANTHONY R. CHASE, ET AL., No. 2002-15614, in the 127th Judicial District Court of Harris County, Texas. The lawsuit alleges breaches of fiduciary duty by all of the individual defendants and asserts breach of contract and professional negligence claims only against Arthur Andersen LLP. The Company believes that it has good defenses to each of the plaintiff's claims and intends to vigorously defend against each of the claims.

     In May and June 2002, the Company and its directors were sued in three other derivative lawsuits styled as follows: (1) JUAN GUITIERREZ, DERIVATIVELY ON BEHALF OF CORNELL COMPANIES, INC. V. STEVEN W. LOGAN, ET. AL., No. H-02-1812, in the United Stated District Court for the Southern District of Texas, Houston Division; (2) THOMAS PAGANO, DERIVATIVELY ON BEHALF OF CORNELL COMPANIES, INC.
V. STEVEN W. LOGAN, ET. AL., No. H-02- 1896, in the United Stated District Court for the Southern District of Texas, Houston Division; and (3) JESSE MENNING, DERIVATIVELY ON BEHALF OF CORNELL COMPANIES, INC. V. STEVEN W. LOGAN, ET. AL., No. 2002-28924, in the 164th Judicial District Court of Harris County, Texas. These lawsuits all allege breaches of fiduciary duty and waste of corporate assets by all of the defendants. A motion to dismiss the GUITIERREZ and PAGANO lawsuits has been filed and is currently pending. The Company believes that it has good defenses to each of the plaintiffs' claims and intend to vigorously defend against each of these claims.

     While the plaintiffs in these cases have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date and review of applicable insurance coverage, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, operating results or cash flow.

     The Company currently and from time to time is subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries or for wrongful restriction of, or interference with, offender privileges and employment matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 13, 2002, the Company held its 2002 Annual Meeting of Stockholders. The matters voted on at the meeting and the results thereof are as follows:

     Stockholders elected the persons listed below as directors whose terms expire at the 2003 Annual Meeting of Stockholders. Results by nominee were:

                                                                                   AUTHORITY
                                                                 VOTED FOR          WITHHELD
                                                                 ---------         ---------
             Anthony R. Chase................................    12,129,064           67,672
             James H.S. Cooper...............................    12,017,926          178,810
             David M. Cornell................................    12,086,065          110,671
             Peter A. Leidel.................................    12,137,064           59,672
             Arlene R. Lissner...............................    12,136,745           59,991
             Harry J. Phillips, Jr...........................    12,137,264           59,472
             Tucker Taylor...................................    12,132,244           64,492
             Marcus A. Watts.................................    12,113,964           82,772

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

             11.1     Computation of Per Share Earnings
             99.1     Certification of Chief Executive Officer
             99.2     Certification of Chief Financial Officer

         b.  Reports on Form 8-K

             The Company filed a Current Report on Form 8-K dated May 30, 2002 reporting a change in the Company's independent auditors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CORNELL COMPANIES, INC.


Date:   August 14, 2002               By:  /s/ Harry J. Phillips, Jr.
                                           -----------------------------------
                                           HARRY J. PHILLIPS, JR.
                                           Executive Chairman, Chairman of the
                                           Board and Director
                                           (Principal Executive Officer)


Date:   August 14, 2002               By:  /s/ John L. Hendrix
                                           -----------------------------------
                                           JOHN L. HENDRIX
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)