Form 10-Q
period 2002-09-30
CORNELL COMPANIES INC
filed 2002-11-14
CIK 1016152

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period to

Commission File Number 1-14472

CORNELL COMPANIES, INC. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	76-0433642 (I.R.S. Employer Identification No.)
1700 West Loop South, Suite 1500, Houston, Texas (Address of Principal Executive Offices)	77027 (Zip Code)
Registrant's telephone number, including area code:	(713) 623-0790

Indicate by a check mark whether Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

        At October 31, 2002 Registrant had outstanding 13,060,138 shares of its Common Stock.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

CORNELL COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,548	$53,244
Accounts receivable, net	64,985	63,291
Deferred tax asset	493	493
Prepaids and other	6,140	5,679
Other restricted assets	8,703	15,926

Total current assets	122,869	138,633
PROPERTY AND EQUIPMENT, net	255,879	253,243
OTHER ASSETS:
Debt service reserve fund	23,800	23,800
Intangible assets, net	13,252	15,456
Deferred costs and other	12,437	13,675

Total assets	$428,237	$444,807

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$22,486	$33,934
Current portion of long-term debt	7,634	6,885

Total current liabilities	30,120	40,819
LONG-TERM DEBT, net of current portion	231,724	238,768
DEFERRED TAX LIABILITIES	4,195	4,106
OTHER LONG-TERM LIABILITIES	3,868	7,970
MINORITY INTEREST IN CONSOLIDATED SPECIAL PURPOSE ENTITIES	—	40

Total liabilities	269,907	291,703
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 30,000,000 shares authorized, 14,151,038 and 14,005,482 shares issued and outstanding, respectively	14	14
Additional paid-in capital	140,083	138,978
Notes from shareholders	(510)	(651)
Retained earnings	27,324	23,886
Treasury stock (1,257,316 and 1,109,816 shares of common stock, respectively, at cost)	(9,746)	(8,090)
Deferred compensation	(1,344)	(1,033)
Other comprehensive income	2,509	—

Total stockholders' equity	158,330	153,104

Total liabilities and stockholders' equity	$428,237	$444,807

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
		(restated)		(restated)
REVENUES	$69,634	$68,733	$207,186	$195,106
OPERATING EXPENSES	53,138	53,574	160,454	151,774
PRE-OPENING AND START-UP EXPENSES	—	—	—	3,858
DEPRECIATION AND AMORTIZATION	2,672	2,354	7,252	6,897
GENERAL AND ADMINISTRATIVE EXPENSES	5,832	4,312	17,223	11,392

INCOME FROM OPERATIONS	7,992	8,493	22,257	21,185
INTEREST EXPENSE	4,985	6,272	15,780	15,698
INTEREST INCOME	(645)	(346)	(1,559)	(384)
MINORITY INTEREST IN CONSOLIDATED SPECIAL PURPOSE ENTITIES	613	(671)	574	(1,067)

INCOME BEFORE PROVISION FOR INCOME TAXES, EXTRAORDINARY CHARGE AND CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	3,039	3,238	7,462	6,938
PROVISION FOR INCOME TAXES	1,246	1,328	3,059	2,845

INCOME BEFORE EXTRAORDINARY CHARGE AND CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	1,793	1,910	4,403	4,093
EXTRAORDINARY CHARGE FOR EARLY RETIREMENT OF DEBT, NET OF RELATED INCOME TAX BENEFIT OF ($333) IN 2001	—	(479)	—	(479)
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES, NET OF RELATED INCOME TAX PROVISION (BENEFIT) OF ($671) AND $535 IN 2002 AND 2001, RESPECTIVELY	—	—	(965)	770

NET INCOME	$1,793	$1,431	$3,438	$4,384

EARNINGS PER SHARE:
BASIC
Income before extraordinary charge and cumulative effect of changes in accounting principles	$.14	$.21	$.33	$.44
Extraordinary charge	—	(.06)	—	(.05)
Cumulative effect of changes in accounting principles	—	—	(.07)	.08

Net income	$.14	$.15	$.26	$.47

DILUTED
Income before extraordinary charge and cumulative effect of changes in accounting principles	$.14	$.19	$.33	$.42
Extraordinary charge	—	(.05)	—	(.05)
Cumulative effect of changes in accounting principles	—	—	(.07)	.08

Net income	$.14	$.14	$.26	$.45

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	12,967	9,242	12,975	9,236
DILUTED	13,197	9,880	13,337	9,661
Comprehensive income:
Net income	$1,793	$1,431	$3,438	$4,384
Unrealized gain on derivative instruments	2,309	—	2,509	—

Comprehensive income	$4,102	$1,431	$5,947	$4,384

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2002	2001
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,438	$4,384
Adjustments to reconcile net income to net cash provided by operating activities—
Extraordinary charge, net of tax	—	479
Cumulative effect of changes in accounting principles	965	(770)
Minority interest in consolidated special purpose entities	(40)	(1,067)
Depreciation	4,726	4,164
Amortization	2,526	2,733
Amortization of deferred compensation	40	—
Amortization of deferred financing costs	824	1,686
Provision for bad debts	605	1,215
Loss on sale of property and equipment	—	26
Deferred income taxes	89	(8)
Change in assets and liabilities:
Accounts receivable	(2,299)	(11,979)
Restricted assets	1,608	27
Other assets	128	2,056
Accounts payable and accrued liabilities	5,410	(5,352)
Deferred revenues and other liabilities	(1,593)	2,743

Net cash provided by operating activities	16,427	337

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,300)	(10,899)
Return of restricted assets from deferred bonus plan	1,000	—
Purchases of marketable securities, net	(298)	(23,800)

Net cash used in investing activities	(8,598)	(34,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	542	273,298
Payments on long-term debt	—	(181,000)
Payments to restricted debt payment account	(18,599)	(4,090)
Payments on capital lease obligations	(102)	(34)
Borrowing on capital leases	65	—
Payments for debt issuance and other financing costs	(9,537)
Proceeds from payments on shareholder notes	173	—
Proceeds from equity contributions to consolidated special purpose entities	—	5,784
Proceeds from exercise of stock options and warrants	752	875
Purchases of treasury stock	(1,356)	(1,069)

Net cash (used in) provided by financing activities	(18,525)	84,227

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,696)	49,865
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53,244	620

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,548	$50,485

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid, net of amounts capitalized	$1,752	$11,814

Income taxes paid	$130	$296

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of restricted assets to treasury stock	$298	$—
Payment of principal and interest on long-term debt of SPE's from restricted assets	$22,916	$—
Debt cancelled for stock warrants exercise	$—	$603

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared by Cornell Companies, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all normal and recurring adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Estimates were used in the preparation of these financial statements. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission.

2.    Restatement

        The Company's lease financing arrangement under its 2000 Credit Facility is a "synthetic lease". A synthetic lease is a form of lease financing that qualifies for operating lease accounting treatment and, when all criteria pursuant to generally accepted accounting principles in the United States are met, is accounted for "off-balance sheet". Under such a structure, the owner/lessor of the properties ("Synthetic Lease Investor") may be considered a virtual special purpose entity when it obtains debt and equity capital to finance the acquisition or construction of project(s) and leases the project(s) to a company. This financial structure was used to finance the construction of the New Morgan Academy completed in the first quarter of 2001, the acquisition of the Taylor Street Center building in early 1999, and the construction-to-date costs of the Moshannon Valley Correctional Center. The synthetic lease used by the Company to finance the above projects was executed in December 1998 and was amended in July 2000 whereby the available financing was increased from $40.0 million to $100.0 million and the lease term extended to July 2005.

        Under current accounting rules, a Synthetic Lease Investor treated as a virtual special purpose entity, as described above, must maintain at least a 3.0% equity ownership interest in the property throughout the life of the lease. The Company's synthetic lease documents, as amended in July 2000, provide for the equity investor to fund 3.5% of project costs. There are provisions in the lease and the related credit documents for the lenders and Synthetic Lease Investor to fund and be paid interest, yield and fees. Under current GAAP rules, the payment of any yield and/or fees to the investors is required to be treated as a return of capital rather than a return on capital.

        The Synthetic Lease Investor for the above mentioned projects received payments to act as co-arranger in the structure of the initial $40.0 million synthetic lease facility in 1998 and in July 2000 when the synthetic lease facility was increased to $100.0 million. Although the Company does not believe the lessor of the synthetic lease is a special purpose entity, the lessor is considered as a virtual special purpose entity under certain accounting interpretations. Therefore, these payments discussed above could be interpreted to reduce the Synthetic Lease Investor's equity ownership in the above leased projects below the required 3.0% level as of the second quarter of 2000. Pursuant to this interpretation, the Company's synthetic leases no longer qualified for off-balance sheet treatment as of the beginning of the second quarter of 2000. Accordingly, the assets and liabilities and the related results of operations of the synthetic lease owned by the Synthetic Lease Investor have been consolidated in the Company's financial statements as of that time.

        As a result of consolidating the synthetic lease assets and liabilities, the Company's accompanying consolidated financial statements reflect, among other things, the depreciation expense for the associated properties and interest expense related to the Synthetic Lease Investor's debt, instead of rent expense.

        On August 14, 2001, the Company completed an arms' length sale and leaseback transaction involving 11 of its real estate facilities (the "2001 Sale and Leaseback Transaction"). The Company sold the facilities to an unaffiliated company, Municipal Corrections Finance, L.P. ("MCF"), and is leasing them back for an initial period of 20 years, with approximately 25 years of additional renewal period options. The Company received $173.0 million of proceeds from the sale of these facilities. The proceeds were used to repay $120.0 million of the Company's long-term debt and the remainder was invested in short-term securities, $43.1 million of these securities being invested in a separate account to be held as collateral for the Company's Credit Facility (See Note 5).

        MCF is an unaffiliated special purpose entity ("SPE"). Under current accounting rules, a SPE must maintain at least a 3.0% equity ownership interest throughout the life of the lease. In September 2001, the Company entered into a retainer agreement with affiliates of the equity investor in MCF ("MCF Equity Investor"), and in November 2001, paid the MCF Equity Investor a retainer fee of $3.65 million for financial advisory services related to potential future financing projects and the strategic development of the Company's business. This retainer will be applied, on a mutually agreed upon basis, toward future contingent fees associated with investment banking services that are expected to be provided by the MCF Equity Investor to the Company. Under certain accounting interpretations, this retainer has been deemed to reduce the equity investment in MCF to below the required 3.0% level. As a result, the Company has consolidated the assets, liabilities, and the results of operations of MCF in the Company's accompanying consolidated financial statements as of August 14, 2001. As a result of consolidating the assets and liabilities of MCF, the Company's consolidated financial statements reflect, among other things, the depreciation expense on the associated properties and interest expense on the bond debt of MCF used to finance MCF's acquisition of the 11 facilities in the 2001 Sale and Leaseback Transaction, instead of rent expense. For income tax purposes, the Company recognizes rent expense pursuant to the terms of its lease with MCF and does not consolidate the assets, liabilities or the results of operations of MCF.

        All applicable amounts relating to the aforementioned restatements have been reflected in the accompanying consolidated financial statements and notes thereto.

        The cumulative losses of MCF exceeded the recorded minority interest of MCF during the first quarter of 2002. The cumulative losses of the Synthetic Lease Investor exceeded the recorded minority interest of the Synthetic Lease Investor during the third quarter of 2001. Since the cumulative losses of MCF and the Synthetic Lease Investor exceed the equity which was recorded as minority interest by the Company, the excess losses can no longer be allocated to the minority interest in the Company's Consolidated Statements of Operations in 2002. In the nine months ended September 30, 2002, the Company recorded a charge of approximately $0.6 million as a result of a distribution made by MCF to its equity investors.

        Proposed rules regarding the consolidation of special purpose entities are expected to become effective in the first quarter of 2003. The proposed rules, if adopted, are expected to also result in the Synthetic Lease and the 2001 Sale and Leaseback Transaction to continue to be consolidated for reporting purposes.

3.    New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which requires entities to recognize the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets in the period incurred, if a reasonable estimate of the fair value can be made. The Company is required to adopt SFAS 143 at the beginning of 2003. Management believes there will be no material effect on the Company's financial position, results of operations or stockholders' equity as a result of the adoption of this new pronouncement.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses financial accounting and reporting for the impairment of long-lived assets to be held and used and for long-lived assets to be disposed of by sale. Under SFAS 144, the presentation of discontinued operations is broadened to include a component of an entity rather than being limited to a segment of a business. Additionally, accrual of future operating losses of discontinued businesses is no longer permitted. The Company adopted SFAS 144 during the first quarter of 2002 with no impact on the current results of operations, financial condition or cash flows.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections", effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds FASB Statement No. 4, 44, 64 and amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additionally, SFAS No. 145 will require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. The Company will adopt SFAS No. 145 as required on January 1, 2003. As a result, any gain or loss from the extinguishment of debt will be recorded as other income or expense from continuing operations before income taxes. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods will be reclassified in accordance with this statement. The Company recorded an extraordinary charge of approximately $0.5 million, net of related tax of $0.3 million, in the three months ended September 30, 2001 for the early retirement of debt. Additionally, in the fourth quarter of 2001, the Company recognized an extraordinary charge of $2.9 million, net of tax of $2.0 million, due to the write-off of the related unamortized deferred debt issuance costs, debt discount and assessed contractual prepayment fees as a result of the early retirement of the Company's Subordinated Notes.

        In July 2002, the FASB issued SFAS No. 146., "Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which addresses the financial accounting and reporting associated with exit or disposal activities initiated after December 31, 2002. Under SFAS 146, costs associated with an exit or disposal activity should be recognized and measured at the fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The Company is required to adopt SFAS 146 for all exit and disposal activities initiated after December 31, 2002. Management believes there will be no material effect on the Company's financial position, results of operations or stockholders' equity as result of the adoption of this new pronouncement.

4.    Changes in Accounting Principles

  Change Effective January 1, 2002

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. The new rules under these statements require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and specifies the criteria for the recognition of intangible assets separately from goodwill. Under the new rules, goodwill is no longer amortized but is subject to an impairment test annually. For the nine months ended September 30, 2001, goodwill amortization was approximately $485,000. Other intangible assets that meet the new criteria under the new rules will continue to be amortized over their remaining useful lives.

        The Company adopted SFAS No. 141 and No. 142 as of January 1, 2002 and recorded a cumulative effect of change in accounting principle charge of $965,000, net of tax, related to the impairment of goodwill for an acquisition made in November 1999.

        The following table reflects, on a pro-forma basis, the results of operations as though goodwill was no longer amortized as of January 1, 2001 (in thousands):

	Three Months Ended September 30, 2001	Nine Months Ended September 20, 2001
	(restated)	(restated)
Reported net income	$1,431	$4,384
Goodwill amortization, net of tax	130	391

Adjusted net income	$1,561	$4,775

Basic earnings per share:
Reported net income	$.15	$.47
Goodwill amortization	.02	.05

Adjusted net income	$.17	$.52

Diluted earnings per share:
Reported net income	$.14	$.45
Goodwill amortization	.02	.04

Adjusted net income	$.16	$.49

        The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (in thousands):

	Adult Secure	Juvenile	Pre-Release	Total
Balance as of December 31, 2001	$1,509	$1,915	$5,933	$9,357
Impairment charge	—	(855)	(781)	(1,636)

Balance as of September 30, 2002	$1,509	$1,060	$5,152	$7,721

        Other intangible assets at September 30, 2002 and December 31, 2001 consisted of the following (in thousands):

	September 30, 2002	December 31, 2001
Non-compete agreements	$8,270	$8,180
Accumulated amortization	(2,739)	(2,081)

Non-compete agreements, net	$5,531	$6,099

        Amortization expense for non-compete agreements was approximately $220,000 and $659,000 for the three and nine months ended September 30, 2002, respectively. Amortization expense for non-compete agreements is expected to be approximately $878,000 for each of the fiscal years ended December 31 for the next five years.

  Change Effective January 1, 2001

        Effective January 1, 2001, management changed its method of accounting for durable supplies whereby the Company capitalizes durable operating supply purchases such as uniforms, linens and books and amortizes these costs to operating expense over an estimated period of benefit of 18 months.

Effective January 1, 2001, the Company capitalized a portion of previously expensed durable operating supplies and recognized a benefit of approximately $770,000 (net of taxes of $535,000) which has been reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations.

5.    Credit Facilities

        The Company's long-term debt consisted of the following (in thousands):

	September 30, 2002	December 31, 2001
Debt of Cornell Companies, Inc.:
Revolving Line of Credit due July 2005 with an interest rate of prime plus 2.0%, or LIBOR plus 3.0%	$—	$—
Capital lease obligations	48	85

Subtotal	48	85

Debt of Consolidated Special Purpose Entities:
Synthetic Lease Investor Note A due July 2005 with an interest rate of LIBOR plus 3.25%	40,657	40,197
Synthetic Lease Investor Note B due July 2005 with an interest rate of LIBOR plus 3.50%	8,053	7,971
MCF 8.47% Bonds due 2016	190,600	197,400

Subtotal	239,310	245,568

Consolidated total debt	239,358	245,653
Less: current maturities	(7,634)	(6,885)

Consolidated long-term debt	$231,724	$238,768

        The Company's 2000 Credit Facility, as amended, provides for borrowings of up to $45.0 million under a revolving line of credit. The commitment amount is reduced by $1.6 million quarterly beginning in July 2002. Accordingly, as of September 30, 2002, the Company had $43.4 million available under the amended 2000 Credit Facility. The amended 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 2.0%, or a rate which is 3.0% above the applicable LIBOR rate. The amended 2000 Credit Facility is collateralized by substantially all of the Company's assets, including the stock of all of the Company's subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain leverage, net worth and debt service coverage covenants. Additionally, the Company is limited to $2.5 million annually for the repurchase of its common stock. Due to the consolidation, for financial reporting purposes, of MCF as of August 14, 2001, the Company was not in compliance with certain leverage ratio covenants. On April 5, 2002, the 2000 Credit Facility was amended to waive such non-compliance and to revise the covenants to levels that accommodate the Company's consolidation of special purpose entities in its consolidated balance sheets, statements of operations and cash flows. As a result of this waiver and amendment, the Company recognized a pre-tax charge to interest expense of approximately $825,000 during the first quarter of 2002 for lender and other professional fees. Additionally, on April 11, 2002, the Company obtained a waiver from the lenders under the amended 2000 Credit Facility regarding the pending contractual default for the Moshannon Valley Correctional Center's construction delay. This waiver is effective through September 2003. Included in the Company's cash and cash equivalents at September 30, 2002 is approximately $39.2 million that is invested in a separate account that is available to the Company for investment purposes or working capital with the approval of the lenders under the amended 2000 Credit Facility. This separate account is maintained, in part, to assure future credit availability.

        Additionally, the amended 2000 Credit Facility provides the Company with the ability to enter into synthetic lease agreements for the acquisition or development of operating facilities. This synthetic lease financing arrangement provides for funding to the lessor under the operating leases of up to $100.0 million, of which approximately $50.5 million had been utilized as of September 30, 2002. The Company expects to utilize the remaining capacity under this synthetic lease financing arrangement to complete construction of the Moshannon Valley Correctional Center. The Synthetic Lease Investor's Note A and Note B have total credit commitments of $81.4 million and $15.1 million, respectively. The Company pays commitment fees at a rate of 0.5% annually for the unused portion of the synthetic lease financing capacity. The Synthetic Lease Investor's Notes A and B are cross-collateralized with the Company's revolving line of credit and contain cross-default provisions. Under current accounting rules and new rules expected to be effective in the first quarter of 2003, utilization of this synthetic lease financing arrangement to complete the construction of the Moshannon Valley Correctional Center will also result in the consolidation of the facility and the related financing in the Company's financial statements.

        On August 14, 2001, MCF issued $197.4 million of 8.47% taxable revenue bonds due August 1, 2016. Interest on the bonds is payable by MCF semi-annually on February 1 and August 1, commencing February 1, 2002, and principal are due in escalating annual installments commencing August 1, 2002.

        On August 14, 2001, the Company repaid the $50.0 million of outstanding 7.74% Senior Secured Notes with a portion of the proceeds from the 2001 Sale and Leaseback Transaction.

        On November 30, 2001 the Company completed an offering of its common stock. Net proceeds from the sale of 3,450,000 of newly issued shares were approximately $43.8 million. The Company used a portion of the proceeds to repay outstanding borrowings of $39.4 million and retire the notes under the Company's Note and Equity Purchase Agreements (the "Subordinated Notes") entered into in July 2000.

        As a result of the early retirement of the Subordinated Notes during the fourth quarter of 2001, the Company recognized an extraordinary charge of $2.9 million, net of income tax of $2.0 million, due to the write-off of the related unamortized deferred debt issuance costs, debt discount and assessed contractual prepayment fees.

6.    Derivative Financial Instrument and Guarantee

        In August 2001, MCF completed a bond offering to finance the 2001 Sale and Leaseback Transaction. In connection with this bond offering, two reserve fund accounts were established by MCF pursuant to the terms of the indenture: (1) MCF's Debt Service Reserve Fund, aggregating $23.8 million at September 30, 2002, was established to make payments on MCF's outstanding bonds in the event the Company (as lessee) should fail to make the scheduled rental payments to MCF and (2) MCF's Debt Service Fund, aggregating $5.9 million at September 30, 2002, used to accumulate the monthly lease payments that MCF receives from the Company until such funds are used to pay MCF's semi-annual bond interest and annual bond principal payments. Both reserve fund accounts are subject to the agreements with the MCF Equity Investors whereby guaranteed rates of return of 3.0% and 5.08%, respectively, are provided for in the balance of the Debt Service Reserve Fund and the Debt Service Fund. The guaranteed rates of return are characterized as cash flow hedge derivative instruments. At inception, the derivatives had an aggregate fair value of $4.0 million, which has been recorded as a decrease to the equity investment in MCF made by the MCF Equity Investors (MCF Minority Interest) and as deferred income (a liability account) in the accompanying consolidated balance sheets. Changes in the fair value of the derivative instruments are recorded as an adjustment to deferred income and reported as a component of other comprehensive income. At September 30, 2002, the fair value of the derivative instruments was approximately $1.5 million. As a result, the accompanying financial statements include accumulated other comprehensive income of $2.5 million for the nine months ended September 30, 2002.

        In connection with MCF's bond offering, the MCF Equity Investor provided a guarantee of the Debt Service Reserve Fund if a bankruptcy of the Company were to occur and a trustee for the estate of the Company were to include the Debt Service Reserve Fund as an asset of the Company's estate. This guarantee is characterized as an insurance contract.

7.    New Facilities and Project Under Development

        The New Morgan Academy was completed and became operational in two phases during the fourth quarter of 2000 and the first quarter of 2001. During the current year, the New Morgan Academy experienced a reduction in occupancy as a result of budget appropriation reductions of a significant customer in Pennsylvania. On September 27, 2002, the Company announced plans to close the New Morgan Academy. The Company consented to relinquish its license issued by the Pennsylvania Department of Public Welfare in lieu of the department implementing its decision to revoke the facility's provisional license due to operating incidents at the facility. The Company is currently relocating the residents of the New Morgan Academy to other facilities and is considering several options ranging from the sale of the facility to utilization of the facility for another type of program. The Company will maintain a small staff to maintain the facility while the Company considers its options for the use or sale of the facility. The Company expects to incur operating expenses of approximately $150,000 per month for payroll, property taxes and other operating costs from the time the existing program ceases until the facility is utilized for an alternative program or is sold. Additionally, the Company is incurring interest expense of approximately $135,000 per month related to the borrowings on the facility and depreciation expense of approximately $46,000 per month for the building.

        The carrying value of the property and equipment at the New Morgan Academy was approximately $31.3 million at September 30, 2002. Currently, management of the Company believes that its long-lived assets at the New Morgan Academy are recoverable either from the cash flows of an alternative program operating at the facility or upon the sale or lease of the facility to a third party, and accordingly, pursuant to the provisions of SFAS 144, an impairment allowance is not deemed necessary as of September 30, 2002.

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

        In September 1999, the Company received correspondence from the Office of the Attorney General of the Commonwealth of Pennsylvania indicating its belief that the operation of a private prison in Pennsylvania is unlawful. The Company and the FBOP have had, and continue to have, discussions with the Attorney General's staff regarding these and related issues. Management anticipates that these discussions will be resolved in the near-term. As a result of these issues, the Company has not re-commenced its construction efforts. As of September 30, 2002, the Company had incurred approximately $15.4 million for construction and land development costs and capitalized interest for the Moshannon Valley Correctional Center. According to the FBOP contract, as amended, the Company must have completed the construction of the facility by November 15, 2002. The Company will not have completed construction within that time frame. The Company is currently obtaining contract amendments monthly from the FBOP. The Company anticipates obtaining another long-term contract amendment from the FBOP extending the construction deadline. In the event the

Company is not able to negotiate a contract amendment with the FBOP, then the FBOP may have the right to assert that the Company has not completed construction of the facility within the time frame provided in the FBOP contract, as amended. In the event that the FBOP desires to continue with the construction of the Moshannon Valley Correctional Center, management expects that the contract will be amended to address cost and construction timing matters resulting from the extended delay. In the event that the FBOP decides not to continue with the construction of the Moshannon Valley Correctional Center and terminates the contract, management believes that the Company has the right to and will recover its invested costs. In the event any portion of these costs are determined not to be recoverable upon contract termination by the FBOP, such costs will be expensed, net of any amounts that could be recovered from the litigation of the related assets.

        At September 30, 2002, accounts receivable include costs totaling approximately $1.4 million for direct costs incurred by the Company since the issuance of the Stop-Work Order in June 1999 for payroll and other operating costs related to the Moshannon Valley Correctional Center. These costs were incurred with the understanding that such costs would be reimbursed by the FBOP. Although no formal written agreement exists, management believes that these costs will be reimbursed by the FBOP in the near term. In the event any portion of these costs are determined not to be reimbursable, such costs will be expensed in the period such determination is made.

8.    Reclassifications

        Certain reclassifications have been made to the prior period financial statements contained herein to conform to current period presentation.

9.    Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution from common stock equivalents such as stock options and warrants. For the three months ended September 30, 2002, there were 745,003 shares ($12.58 average price) and for the nine months ended September 30, 2002 and 2001, there were 419,829 shares ($13.86 average price) and 83,702 ($15.00 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. There were no anti-dilutive shares for the three months ended September 30, 2001.

10.  Deferred Bonus Plan

        At September 30, 2002, restricted assets and other current assets included approximately $431,000 and $299,000, respectively, representing amounts deposited on behalf of individual participants into a rabbi trust account under the Company's deferred bonus plan. At December 31, 2001, restricted assets included approximately $3.6 million of such deposits. The investments of the rabbi trust represent assets of the Company and are included in the accompanying balance sheets based on the nature of the assets held. Assets placed into the rabbi trust are irrevocable; therefore they are restricted as to the Company's use under the terms of the trust and the deferred bonus plan. For the three months ended September 30, 2002, approximately $1.3 million was paid from plan assets as a result of the termination of the Company's president from the plan due to his resignation in September 2002.

11.  Litigation

        The Company and certain officers and directors have been named as defendants in four lawsuits and four derivative actions during 2002. The plaintiffs in these cases have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty. However, based on the Company's assessment of the information related to these lawsuits/actions known to-date and review of the applicable insurance coverage maintained by the Company, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, operating results or cash flows.

12.  Related Party Transactions

        One of the directors of the Company is a partner in a law firm that provides legal services to the Company. The Company pays customary legal fees for such services.

        On July 8, 1996, the Company's President and the Company founder, currently a Director of the Company, each exercised options to purchase an aggregate 82,750 and 137,100, respectively, of shares of Class A Common Stock and Class B Common Stock at an aggregate price of $257,003 and $543,798, respectively. In connection with each exercise, each officer entered into a promissory note with the Company for the respective aggregate exercise amounts. The promissory notes, as amended in July 2000, bear interest at an annual rate of 6.63%, mature in June 2004, are full recourse and collateralized by shares of the Company's common stock. In September 2002, the Company's President resigned and repaid $283,000 representing the accrued interest and a portion of his outstanding principal loan balance. At September 30, 2002, the balance due from the Company's former president aggregated approximately $98,000 and the balance due from the Company's founder aggregated approximately $812,000. The Company purchased at fair value 35,000 shares of its common stock from the Company's former president at a cost of approximately $283,000 with proceeds received from the repayment of the accrued interest and a portion of the outstanding loan balance in September 2002.

        Effective September 1, 1999, the Company entered into a consulting agreement with the Company's founder, currently a Director of the Company. As compensation for services, the Company agreed to an annual salary of at least $255,000 for each of the first four years of the seven-year initial term of the consulting agreement with an annual salary of at least $180,000 for each of the last three years of the seven- year initial term. The Company has an option to renew the consulting agreement for an additional three-year term at an annual salary of at least $300,000 for each of the three years of the renewal term. As additional compensation, the Company agreed to an annual bonus, subject to certain limitations, equal to $75,000 during the first four years of the initial term and an annual bonus of $60,000 during the last three years of the initial term and during any renewal term. The Company also agreed to grant options to purchase an aggregate 120,000 shares of the Company's common stock in four equal annual installments beginning September 1, 2000. The options have an exercise price equal to the fair market value of the Company's common stock on the date of grant and vest at the time such options are granted, subject to certain limitations on exercise.

        As part of the consulting agreement discussed above, the Company entered into a non-compete agreement with this Director. The non-compete agreement has a term of 10 years and the Company agreed to a $10,000 monthly fee related to the non-compete agreement for the seven-year initial term of the consulting agreement.

        Additionally, the Company maintains a key-man life insurance policy for this Director.

13.  Segment Disclosure

        The Company's three operating divisions are its reportable segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Notes to Consolidated Financial Statements included in the Company's 2001 Annual Report on Form 10-K, as amended. Intangible assets are not included in each segment's reportable assets, and the amortization of intangible assets is not included in the determination of each segment's operating income or loss. The Company evaluates performance based on income or loss from operations before general and administrative expenses, incentive bonuses, amortization of intangibles, interest and income taxes. Corporate and other assets are comprised primarily of cash, investments, accounts receivable, deposits, deferred costs, property and equipment and deferred taxes.

        The only significant non-cash item reported in the respective segments' income or loss from operations is depreciation and amortization (excluding intangibles) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
		(restated)		(restated)
Revenues
Adult secure institutional	$24,732	$25,602	$73,690	$74,781
Juvenile	32,249	31,085	95,845	83,622
Pre-release	12,653	12,046	37,651	36,703

Total revenues	$69,634	$68,733	$207,186	$195,106

Pre-opening and start-up expenses
Adult secure institutional	$—	$—	$—	$—
Juvenile	—	—	—	3,858
Pre-release	—	—	—	—

Total pre-opening and start-up expenses	$—	$—	$—	$3,858

Income from operations
Adult secure institutional	$6,386	$6,035	$18,885	$16,292
Juvenile	5,114	5,208	13,876	11,625
Pre-release	2,876	2,578	8,564	8,226

Sub-total	14,376	13,821	41,325	36,143
General and administrative expense	(5,832)	(4,312)	(17,223)	(11,392)
Incentive bonuses	(65)	(617)	(300)	(1,871)
Amortization of intangibles	(220)	(381)	(659)	(1,144)
Corporate and other	(267)	(18)	(886)	(551)

Total income from operations	$7,992	$8,493	$22,257	$21,185

	September 30, 2002	December 31, 2001
Assets
Adult secure institutional	$153,897	$155,085
Juvenile	102,902	102,766
Pre-release	57,720	57,962
Intangible assets, net	13,252	15,456
Corporate and other	100,466	113,538

Total assets	$428,237	$444,807

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The Company is a leading provider of privatized correctional, treatment and educational services outsourced by federal, state and local government agencies. The Company provides a diversified portfolio of services for adults and juveniles through its three operating divisions: (1) adult secure institutional services, (2) juvenile treatment, educational and detention services and (3) pre-release correctional and treatment services. As of September 30, 2002, the Company had contracts to operate 69 facilities with a total service capacity of 15,444. The Company's facilities are located in 13 states and the District of Columbia.

        The following table sets forth for the periods indicated total service capacity, the service capacity and contracted beds in operation at the end of the periods shown and the average occupancy percentages.

	September 30, 2002	September 30, 2001
Total service capacity (1):
Residential	11,267	11,897
Non-residential community-based	4,177	4,012
Total	15,444	15,909
Service capacity in operation (end of period)	14,349	14,814
Contracted beds in operation (end of period)	9,503	10,130
Average occupancy based on contracted beds in operation (2) (3)	98.0%	95.5%
Average occupancy excluding start-up operations (2)	98.0%	96.1%

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

        The Company has experienced higher operating margins in its adult secure institutional and pre-release divisions as compared to the juvenile division. Additionally, the Company's operating margins within a division can vary from facility to facility based on whether the facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract, and the Company's ability to increase contract revenues. A decline in occupancy of certain juvenile division facilities may have a more significant impact on operating results than the adult divisions due to the higher per diem revenues of certain juvenile facilities. The Company has experienced and expects to continue to experience interim period operating margin differences due to the number of calendar days in the period, higher payroll taxes in the first half of the year, and salary and wage increases that are incurred prior to certain contract revenue increases. The Company has experienced higher employee insurance costs in the nine months ended September 30, 2002 as compared with the same period of the prior year due to rising health care costs.

        The Company is responsible for all facility operating expenses, except for certain debt service and lease payments with respect to the facilities for which the Company has only a management contract (11 facilities in operation at September 30, 2002).

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

        Following a contract award, the Company incurs pre-opening and start-up expenses including payroll, benefits, training and other operating costs prior to opening a new or expanded facility and during the period of operation while occupancy is ramping up. These costs vary by contract. Since pre-opening and start-up costs are factored into the revenue per diem rate that is charged to the contracting agency, the Company typically expects to recover these upfront costs over the life of the contract. Because occupancy rates during a facility's start-up phase typically result in capacity under-utilization for at least 90 to 180 days, the Company may incur additional post-opening start-up costs. The Company does not anticipate post-opening start-up costs at facilities operating under any future contracts with the FBOP because these contracts are currently take-or-pay, meaning that the FBOP will pay the Company at least 95.0% of the contractual monthly revenue once the facility opens regardless of actual occupancy.

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

Critical Accounting Policies and Estimates

        The discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require that management make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. Management of the Company evaluates its estimates on an on-going basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The assets and liabilities and the results of operations of the synthetic lease owned by the Synthetic Lease Investor and of MCF have been consolidated in the Company's accompanying consolidated financial statements.

        Management of the Company believes the following critical accounting policies affect its more significant adjustments and estimates used in the preparation of the Company's consolidated financial statements.

        The Company extends credit to the governmental agencies and other parties contracted with in the normal course of business. Further, management of the Company regularly reviews outstanding receivables, and provides estimated losses through an allowance for doubtful accounts. In evaluating the adequacy of this allowance for doubtful accounts, management makes judgments regarding its customers' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

        The Company evaluated realization of property and equipment pursuant to the provision of SFAS No. 144. In connection with the Company's evaluation, management makes judgments regarding future operating results and cash flows associated with individual facilities. Additionally, should management decide to sell a facility, realization is evaluated based on the estimated sales price. As discussed in Note 7 to the financial statements, the Company is currently evaluating alternatives for the New Morgan Academy and negotiating a revised contract with the FBOP on the Moshannon Valley Correctional Center. Realization of the Company's investment in both of these facilities is based on managements' judgements, legislative activities, economic events and other factors. Management has also evaluated the realization of its other facilities and does not believe that any impairment exists related to any of the Company's facilities as of September 30, 2002.

        Deferred tax assets and liabilities are recognized for the difference between the book and tax basis of the Company's net assets. In providing for deferred taxes, management considers current tax regulations, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required.

        The Company maintains insurance coverage for various aspects of its business and operations. The Company retains a portion of the losses that occur through the use of deductibles and retention under the self- insurance programs. Management regularly reviews the estimates of reported and unreported claims and provides for losses through insurance reserves. As claims develop and additional information becomes available, adjustments to loss reserves may be required.

Results of Operations

        The following table sets forth for the periods indicated the percentages of revenue represented by certain items in the Company's historical consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
		(restated)		(restated)
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	76.3	77.9	77.5	77.8
Pre-opening and start-up expenses	—	—	—	2.0
Depreciation and amortization	3.8	3.4	3.5	3.5
General and administrative expenses	8.4	6.3	8.3	5.8

Income from operations	11.5	12.4	10.7	10.9
Interest expense, net	6.2	8.6	6.9	7.8
Minority interest in losses of consolidated special purpose entities	0.9	(1.0)	0.2	(0.5)

Income before provision for income taxes, extraordinary charge and cumulative effect of changes in accounting principles	4.4	4.8	3.6	3.6
Provision for income taxes	1.8	1.9	1.5	1.5

Income before extraordinary charge and cumulative effect of changes in accounting principles	2.6%	2.9%	2.1%	2.1%

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

        Revenues.    Revenues increased 1.3% to $69.6 million for the three months ended September 30, 2002 from $68.7 million for the three months ended September 30, 2001.

        Adult secure institutional division revenues decreased 3.4% to $24.7 million for the three months ended September 30, 2002 from $25.6 million for the three months ended September 30, 2001 due principally to the Company's termination of the Santa Fe County Adult Detention Center contract as of September 30, 2001. The decrease in revenue was offset, in part, by an increase in revenue due to per diem rate increases realized in March 2002. Additionally, the revenues recognized from two California facilities decreased $0.8 million in the three months ended September 30, 2002 as compared to the same period of the prior year. The Company's contracts with the California Department of Corrections ("CDC"), for the operation of the Baker Community Correctional Facility and the Leo Chesney Community Correctional Facility were set to expire June 30, 2002, and were not expected to be renewed by the CDC due to the lack of governmental budget appropriations. Facility shut down procedures were implemented and occupancy levels at both facilities significantly decreased in June 2002. At the Baker Community Correctional Center, all clients had been removed as of June 30, 2002. In late June 2002, the CDC informed the Company that a contract renewal for both facilities would be granted pending final budget appropriations and began returning previously removed state equipment to both facilities. The CDC began referring clients to the Leo Chesney Community Correctional Center and the Baker Community Correctional Center in July and mid-August 2002, respectively. The final California state budget was approved in late September 2002 and included the appropriations for both of these two facilities. As of November 14, 2002, the Company did not have a signed contract with the CDC, but was operating both facilities under implied contracts and expects to obtain a signed contract in the near term. Revenue related to these two facilities was $980,000 for the three months ended September 30, 2002 compared to $1.8 million for the three months ended

September 30, 2001. There were no revenues attributable to start-up operations for the three months ended September 30, 2002 and 2001. Average occupancy was 95.2% for the three months ended September 30, 2002 compared to 95.8% for the three months ended September 30, 2001.

        Juvenile division revenues increased 3.7% to $32.2 million for the three months ended September 30, 2002 from $31.1 million for the three months ended September 30, 2001 due principally to (1) the commencement of a management contract at the Alexander Youth Center in the third quarter of 2001, (2) increased occupancy at the Cornell Abraxas Center for Adolescent Females ("ACAF"), due to a facility expansion completed early in 2001 and (3) increased occupancy at various facilities. The increase in revenue was offset, in part, by a decrease in revenue for the New Morgan Academy due to reduced occupancy as a result of budget cuts by one Pennsylvania city that represented over half of the facility's client population in prior periods. On September 27, 2002, the Company announced plans to close the New Morgan Academy. Revenues attributable to the New Morgan Academy for the three months ended September 30, 2002 and 2001 were $3.6 million and $5.7 million, respectively. There were no revenues attributable to start-up operations for the three months ended September 30, 2002 and 2001. Average occupancy was 88.1% for the three months ended September 30, 2002 compared to 90.9% for the three months ended September 30, 2001. The decrease in average occupancy was due primarily to reduced occupancy at the New Morgan Academy.

        Pre-release division revenues increased 5.0% to $12.7 million for the three months ended September 30, 2002 from $12.0 million for the three months ended September 30, 2001 due to increased average occupancy at various facilities. There were no revenues attributable to start-up operations for the three months ended September 30, 2002 and 2001. Average occupancy was 110.6% for the three months ended September 30, 2002 compared to 99.1% for the three months ended September 30, 2001.

        Operating Expenses.    Operating expenses decreased 0.8% to $53.1 million for the three months ended September 30, 2002 from $53.6 million for the three months ended September 30, 2001.

        Adult secure institutional division operating expenses decreased 8.1% to $17.3 million for the three months ended September 30, 2002 from $18.9 million for the three months ended September 30, 2001 due principally to the Company's termination of the Santa Fe County Adult Detention Center contract in September 2001. This decrease was offset, in part, by an increase in operating expenses at the Big Spring Complex due to a facility expansion. As a percentage of revenues, adult secure institutional division operating expenses were 70.1% for the three months ended September 30, 2002 compared to 73.8% for the three months ended September 30, 2001. The 2002 operating margin was impacted favorably due to the termination of the lower margin Santa Fe County Adult Detention Center contract, the expansion of the Big Spring Complex and per diem increases at various facilities.

        Juvenile division operating expenses increased 4.2% to $26.5 million for the three months ended September 30, 2002 from $25.4 million for the three months ended September 30, 2001 due to (1) the commencement of a management contract at the Alexander Youth Center in the third quarter of 2001 and (2) increased average occupancy at various facilities. This increase in operating expenses was offset, in part, by a decrease in operating expenses at the New Morgan Academy due to reduced occupancy as a result of budget cuts by one Pennsylvania city which represented over half of the facility's client population in prior quarters. On September 27, 2002, the Company announced plans to close the New Morgan Academy. The Company expects to incur operating expenses of approximately $150,000 per month for payroll, property taxes and other operating costs from the time the existing program ceases until the facility is utilized for an alternative program or until the facility is sold. As a percentage of revenues, juvenile division operating expenses were 82.1% for the three months ended September 30, 2002 compared to 81.8% for the three months ended September 30, 2001.

        Pre-release division operating expenses increased 0.8% to $9.4 million for the three months ended September 30, 2002 from $9.3 million for the three months ended September 30, 2001 due to increased average occupancy at various facilities. As a percentage of revenues, pre-release division operating expenses were 74.4% for the three months ended September 30, 2002 compared to 77.5% for the three months ended September 30, 2001. The 2002 operating margin was impacted favorably due to the termination of the Durham Treatment Center contract in 2001 and improved operating results at various facilities due to increased occupancy.

        Pre-Opening and Start-up Expenses.    There were no pre-opening and start-up expenses for the three months ended September 30, 2002 and 2001.

        Depreciation and Amortization.    Depreciation and amortization was $2.7 million for the three months ended September 30, 2002 compared to $2.4 million for the three months ended September 30, 2001. Amortization expense decreased $162,000 for the three months ended September 30, 2002 from the same period of the prior year due to the Company's adoption of SFAS 142, "Goodwill and Other Intangible Assets," which eliminated the amortization of goodwill effective January 1, 2002. Depreciation increased approximately $480,000 for the three months ended September 30, 2002 from the same period of the prior year due to current period expenditures for equipment and furniture.

        General and Administrative Expenses.    General and administrative expenses increased 35.3% to $5.8 million for the three months ended September 30, 2002 from $4.3 million for the three months ended September 30, 2001. Included in general and administrative expenses for the three months ended September 30, 2002 was a charge of approximately $1.3 million for the settlement of a management contract with the Company's former president who resigned his position in September 2002. Included in general and administrative expenses for the three months ended September 30, 2001 was a charge of approximately $0.7 million related to the write-off of deferred acquisition costs associated with the Fort Greeley, Alaska project. Excluding these charges, general and administrative expenses increased 23.1% from the same period of the prior year due principally to increased compensation, business development and certain public affairs costs.

        Interest.    Interest expense, net of interest income, decreased to $4.3 million for the three months ended September 30, 2002 from $5.9 million for the three months ended September 30, 2001 as a result of the repayment of the Company's outstanding debt with the proceeds from the August 2001 Sale and Leaseback Transaction and the November 2001 sale of the Company's common stock. Additionally, interest income increased due to higher average cash balances held by the Company during the three months ended September 30, 2002 as compared to the same period of the prior year. For the three months ended September 30, 2001 interest expense included a charge of approximately $818,000 for the write-off of a portion of unamortized deferred debt issuance costs related to the 2000 Credit Facility as a result of the repayment of all outstanding borrowings and the associated reduction in the credit commitment. Capitalized interest for the three months ended September 30, 2002 was approximately $0.2 million and related to the Moshannon Valley Correctional Center. Capitalized interest for the three months ended September 30, 2001 was approximately $0.3 million and related to facility expansions, the Moshannon Valley Correctional Center and the New Morgan Academy.

        Minority Interest in Consolidated Special Purpose Entities.    The cumulative losses of MCF exceeded the recorded minority interest of MCF during the first quarter of 2002. The cumulative losses of the Synthetic Lease Investor exceeded the recorded minority interest of the Synthetic Lease Investor during the third quarter of 2001. Since the cumulative losses of MCF and the Synthetic Lease Investor exceed the equity which was recorded as minority interest by the Company, the excess losses can no longer be allocated to minority interest in 2002 in the Company's Consolidated Statements of Operations in 2002. As a result, future excess losses related to MCF and the Synthetic Lease Investor's Interests will be reflected in the Company's Consolidated Statements of Operations. For the three months ended September 30, 2002, the Company recorded a charge of approximately $0.6 million as a result of a distribution made by MCF to its equity investors.

        Income Taxes.    For the three months ended September 30, 2002 and 2001, the Company recognized a provision for income taxes at an estimated effective rate of 41.0%.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

        Revenues.    Revenues increased 6.2% to $207.2 million for the nine months ended September 30, 2002 from $195.1 million for the nine months ended September 30, 2001.

        Adult secure institutional division revenues decreased 1.5% to $73.7 million for the nine months ended September 30, 2002 from $74.8 million for the nine months ended September 30, 2001 due principally to the Company's termination of the Santa Fe County Adult Detention Center contract in September 2001. This decrease was offset, in part, by per diem rate increases realized in June 2001 and March 2002. Additionally, revenues decreased due to the operations of the Baker Community Correctional Facility and the Leo Chesney Community Correctional Facility, as previously discussed. Revenue related to these two facilities was approximately $4.0 million and $5.4 million for the nine months ended September 30, 2002 and 2001, respectively. There were no revenues attributable to start-up operations for the nine months ended September 30, 2002 and 2001. Average occupancy was 96.8% for the nine months ended September 30, 2002 compared to 96.7% for the nine months ended September 30, 2001.

        Juvenile division revenues increased 14.6% to $95.8 million for the nine months ended September 30, 2002 from $83.6 million for the nine months ended September 30, 2001 due principally to (1) the commencement of a management contract at the Alexander Youth Center in the third quarter of 2001, (2) the New Morgan Academy which began operations late in the fourth quarter of 2000, (3) the opening of the William Penn Harrisburg Alternative School in the third quarter of 2001, (4) increased occupancy at ACAF due to a facility expansion completed early in 2001 and (5) increased occupancy at various facilities including the Griffin Juvenile Facility. There were no revenues attributable to start-up operations for the nine months ended September 30, 2002. Revenues attributable to start-up operations were approximately $2.8 million for the nine months ended September 30, 2001 and related to the operations of the New Morgan Academy and the expansion of ACAF. Average occupancy, excluding start-up operations in 2001, was 90.1% for the nine months ended September 30, 2002 compared to 91.5% for the nine months ended September 30, 2001. On September 27, 2002, the Company announced plans to close the New Morgan Academy. Revenues related to the New Morgan Academy were $12.9 million and $13.0 million, including start-up revenues in 2001, for the nine months ended September 30, 2002 and 2001, respectively.

        Pre-release division revenues increased 2.6% to $37.7 million for the nine months ended September 30, 2002 from $36.7 million for the nine months ended September 30, 2001 due to increased average occupancy at various facilities offset by a reduction in revenue as a result the Company's termination of the Durham Treatment Center contract effective June 30, 2001. There were no revenues attributable to start-up operations for the nine months ended September 30, 2002 and 2001. Average occupancy was 109.1% for the nine months ended September 30, 2002 compared to 99.1% for the nine months ended September 30, 2001.

        Operating Expenses.    Operating expenses increased 5.7% to $160.5 million for the nine months ended September 30, 2002 from $151.8 million for the nine months ended September 30, 2001.

        Adult secure institutional division operating expenses decreased 7.6% to $52.2 million for the nine months ended September 30, 2002 from $56.4 million for the nine months ended September 30, 2001 due principally to the Company's termination of the Santa Fe County Adult Detention Center contract effective September 30, 2001 offset, in part, by an increase in operating expenses at the Big Spring Complex due to a facility expansion completed in the first quarter of 2001. As a percentage of revenues, adult secure institutional division operating expenses were 70.8% for the nine months ended September 30, 2002 compared to 75.5% for the nine months ended September 30, 2001. The 2002 operating margin was impacted favorably due to the termination of the lower margin Santa Fe County Adult Detention Center contract, the expansion of the Big Spring Complex, per diem increases at various facilities and unusually high utilities as a result of increased natural gas prices and inmate medical expenses at certain facilities during the first quarter of 2001.

        Juvenile division operating expenses increased 20.4% to $80.1 million for the nine months ended September 30, 2002 from $66.6 million for the nine months ended September 30, 2001 due principally to (1) the New Morgan Academy which began operations late in the fourth quarter of 2000, (2) the commencement of a management contract at the Alexander Youth Center in the third quarter of 2001, (3) the opening of the William Penn Harrisburg Alternative School in the third quarter of 2001, (4) increased occupancy at ACAF due to a facility expansion completed early in 2001 and (5) increased average occupancy at various facilities. On September 27, 2002, the Company announced plans to close the New Morgan Academy. As a percentage of revenues, excluding start-up operations in 2001, juvenile division operating expenses were 83.6% for the nine months ended September 30, 2002 compared to 82.3% for the nine months ended September 30, 2001.

        Pre-release division operating expenses decreased 2.2% to $28.1 million for the nine months ended September 30, 2002 from $28.7 million for the nine months ended September 30, 2001 due principally to the termination of the Durham Treatment Center contract effective June 30, 2001. This decrease was offset in part, by fluctuations in average occupancy at various facilities. As a percentage of revenue, pre-release division operating expenses were 74.6% for the nine months ended September 30, 2002 compared to 78.2% for the nine months ended September 30, 2001. The 2002 operating margin was impacted favorably due to the expiration of the San Diego Center contract early in 2001 and the Durham Treatment Center contract in June 2001 and increased occupancy at various facilities. The improvement in the 2002 operating margin was offset, in part, by increased employee insurance costs in the nine months ended September 30, 2002 as compared to the same period of the prior year.

        Pre-Opening and Start-up Expenses.    There were no pre-opening and start-up expenses for the nine months ended September 30, 2002. Pre-opening and start-up expenses were approximately $3.9 million for the nine months ended September 30, 2001 and were attributable to the start-up activities of the New Morgan Academy and the expansion of ACAF.

        Depreciation and Amortization.    Depreciation and amortization was $7.3 million for the nine months ended September 30, 2002 compared to $6.9 million for the nine months ended September 30, 2001. Amortization expense decreased approximately $485,000 for the nine months ended September 30, 2002 from the same period of the prior year due to the Company's adoption of SFAS 142, "Goodwill and Other Intangible Assets," which eliminated the amortization of goodwill effective January 1, 2002. Depreciation increased approximately $840,000 for the nine months ended September 30, 2002 from the same period of the prior year due to expenditures for furniture and equipment.

        General and Administrative Expenses.    General and administrative expenses increased 51.2% to $17.2 million for the nine months ended September 30, 2002 from $11.4 million for the nine months ended September 30, 2001. General and administrative expenses for the nine months ended September 30, 2002 included (1) a charge of approximately $1.9 million for legal and professional fees related to the special committee review and restatement of the Company's financial statements and for defense of the Company's shareholder litigation, (2) a charge of approximately $1.0 million for the write-off of deferred project financing costs associated with the FBOP Southeast Project and (3) a charge of approximately $1.3 million for the settlement of a management contract with the Company's former president who resigned his position in September 2002. Included in general and administrative expenses for the nine months ended September 30, 2001 was a charge of approximately $0.7 million for the write-off of deferred acquisition costs associated with the Fort Greeley, Alaska project. Excluding these charges, general and administrative expenses increased 21.4% from the same period of prior year due principally to increased compensation, business development and certain public affairs costs.

        Interest.    Interest expense, net of interest income, decreased to $14.2 million for the nine months ended September 30, 2002 from $15.3 million for the nine months ended September 30, 2001. Capitalized interest for the nine months ended September 30, 2002 was approximately $0.6 million and related to the Moshannon Valley Correctional Center. For the nine months ended September 30, 2001, capitalized interest was approximately $1.8 million and related to an expansion at the Big Spring Complex, the construction of the New Morgan Academy and the Moshannon Valley Correctional Center. For the nine months ended September 30, 2002, interest expense includes approximately $825,000 for lenders' fees and related professional fees incurred to obtain certain waivers and amendments to the Company's credit agreement obtained in conjunction with the restatement of the Company's financial statements. For the nine months ended September 30, 2001, interest expense included a charge of approximately $818,000 for the write-off a portion of unamortized deferred debt issuance costs related to the 2000 Credit Facility as a result of the repayment of all outstanding borrowings and the associated reduction in the credit commitment. Additionally, the Company experienced higher interest income in the nine months ended September 30, 2002 due to higher cash balances held by the Company.

        Minority Interest in Consolidated Special Purpose Entities.    The cumulative losses of MCF exceeded the recorded minority interest of MCF during the first quarter of 2002. The cumulative losses of the Synthetic Lease Investor exceeded the recorded minority interest of the Synthetic Lease Investor during the third quarter of 2001. Since the cumulative losses of MCF and the Synthetic Lease Investor exceed the equity which was recorded as minority interest by the Company, the excess losses can no longer be allocated to the minority interest in the Company's Consolidated Statements of Operations in 2002. In the nine months ended September 30, 2002, the Company recorded a charge of approximately $0.6 million as a result of a distribution made by MCF to its equity investors.

        Income Taxes.    For the nine months ended September 30, 2002 and 2001, the Company recognized a provision for income taxes at an estimated effective rate of 41.0%.

        Cumulative Effect of Changes in Accounting Principles.    The Company recorded a cumulative effect of a change in accounting principle charge of $965,000, net of tax, for the nine months ended September 30, 2002 related to the impairment of goodwill from an acquisition made in November 1999.

        On January 1, 2001, the Company capitalized a portion of previously expensed operating supplies and recognized a benefit of $770,000, net of income tax, which has been recorded as a cumulative effect of a change in accounting principle for the nine months ended September 30, 2001.

Liquidity and Capital Resources

        General.    The Company's primary capital requirements are for (1) construction of new facilities, (2) expansions of existing facilities, (3) working capital, (4) pre-opening and start-up costs related to new operating contracts, (5) acquisitions, (6) information systems hardware and software, and (7) furniture, fixtures and equipment. The Company has also consumed working capital in connection with the restatement of its financial statements and related litigation. Working capital requirements generally increase immediately prior to the Company commencing management of a new facility as the Company incurs start-up costs and purchases necessary equipment and supplies before facility management revenue is realized.

        Cash Flows From Operations.    Cash flows produced from operations were $16.4 million for the nine months ended September 30, 2002 compared to 0.3 million for the nine months ended September 30, 2001. The principal reasons for the significant increase in cash provided by operating activities between the periods were (a) the 2001 period had a larger use of cash of approximately $9.7 million due to an increase in accounts receivable due to the ramp-up of the New Morgan Academy's revenues and other revenue increases in 2001, and (b) the 2002 period had a source of cash due to an increase in accounts payable and accrued liabilities. The reported change in accrued liabilities excludes the change in accrued interest payable attributable to the debt of MCF. Payments pertaining to MCF's debt service are reported as a financing activity on the consolidated statement of cash flows.

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

        MCF is an unaffiliated special purpose entity ("SPE"). Under current accounting rules, an SPE must maintain at least a 3.0% ownership interest throughout the life of the lease. In September 2001, the Company entered into a retainer agreement with an affiliate of the equity investor in MCF ("MCF Equity Investor"), and in November 2001, paid a retainer fee of $3.65 million for financial advisory services related to potential future financing projects and the strategic development of the Company's business. The retainer will be applied on a mutually agreed upon basis toward future contingent fees associated with investment banking services that are expected to be provided to the Company. Under certain accounting interpretations, this retainer has been deemed to reduce the equity investment in MCF to below the required 3.0% level. As a result, the Company has consolidated the assets, liabilities, and results of operations of MCF in the Company's accompanying consolidated financial statements beginning August 14, 2001. As a result of consolidating the assets and liabilities of MCF, the Company's consolidated financial statements reflect, among other things, the depreciation expense on the associated properties and interest expense on the bond debt of MCF used to finance MCF's acquisition of the 11 facilities in the 2001 Sale and Leaseback Transaction, instead of rent expense. For income tax purposes, the Company recognizes rent expense pursuant to the terms of the lease with MCF and does not consolidate the assets, liabilities or results of operations of MCF.

        On August 14, 2001, MCF issued $197.4 million of 8.47% bonds due August 2016. The Company used $120.0 million of the $173.0 million of proceeds received by the Company from MCF from the sale of the 11 facilities to repay the Company's $120.0 million long-term senior debt and invested the remaining proceeds of approximately $43.1 million in short-term securities. The Company also repaid the $50.0 million of outstanding 7.74% Senior Secured Notes with a portion of the proceeds from the 2001 Sale and Leaseback Transaction.

        The Company's accompanying consolidated financial statements include the assets and liabilities and the results of operations of MCF as of August 14, 2001 and thereafter.

        Long-Term Credit Facilities.    The Company's amended 2000 Credit Facility provides for borrowings of up to $45.0 million under a revolving line of credit. The commitment amount is reduced by $1.6 million quarterly beginning July 2002; accordingly, the commitment amount was $43.4 million as of September 30, 2002. The amended 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 2.0%, or a rate which is 3.0% above the applicable LIBOR rate. The amended 2000 Credit Facility is secured by substantially all of the Company's assets, including the stock of all of the Company's subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain leverage, net worth and debt service coverage covenants. Due in part to the consolidation of MCF as of August 14, 2001, the Company was not in compliance with certain covenants required by the 2000 Credit Facility. On April 5, 2002, the 2000 Credit Facility was amended to waive such non-compliance and to revise the covenants to levels that accommodate the Company's consolidation of special purpose entities in its Consolidated Balance Sheets and Statements of Operations. As a result of this waiver and amendment, the Company paid fees and recognized a pre-tax charge to interest expense of approximately $825,000 in the first quarter of 2002. On April 11, 2002, the Company obtained a waiver from the lenders under the amended 2000 Credit Facility regarding the pending contractual default for the Moshannon Valley Correctional Center's construction delay. The waiver is effective through September 2003. Included in the Company's cash and cash equivalents at September 30, 2002 is approximately $39.2 million that is invested in a separate account that is available to the Company for investment purposes or working capital with the approval of the lenders under the amended 2000 Credit Facility. This separate account is maintained, in part, to assure future credit availability.

        Additionally, the amended 2000 Credit Facility provides the Company with the ability to enter into lease financing arrangements for the acquisition or development of operating facilities. This lease financing arrangement provides for funding to the lessor under the leases of up to $100.0 million, of which approximately $50.5 million had been utilized as of September 30, 2002. The Company expects to utilize the remaining capacity under this lease financing arrangement to complete construction of the Moshannon Valley Correctional Center. The Company pays commitment fees at a rate of 0.5% annually for the unused portion of the lease financing capacity.

        The Company's lease financing arrangement under its 2000 Credit Facility is a "synthetic lease". A synthetic lease is a form of lease financing that qualifies for operating lease accounting treatment and, when all criteria pursuant to generally accepted accounting principles ("GAAP") are met, is accounted for "off- balance sheet". Under such a structure, the owner/lessor of the properties ("Synthetic Lease Investor") may be considered a virtual SPE when it obtains debt and equity capital to finance the project(s) and leases the projects to a company. This financial structure was used to finance the construction of the New Morgan Academy completed in the first quarter of 2001, the acquisition of the Taylor Street Center building in early 1999, and the construction-to-date of the incomplete Moshannon Valley Correctional Center which is still in process. The synthetic lease used to finance the above projects was originally entered into in December 1998 and was amended in July 2000 whereby the available financing was increased from $40.0 million to $100.0 million and the lease term extended to July 2005.

        Under current accounting rules, the Synthetic Lease Investor in a virtual SPE must maintain at least a 3.0% equity ownership interest in the property throughout the life of the lease. The Company's synthetic lease documents, as amended in July 2000, provide for the equity investor to fund 3.5% of project costs. There are provisions in the lease and related credit documents for the lenders and Synthetic Lease Investor to fund and be paid interest, yield and fees. Under current GAAP rules, the payment of any yield and fees to the investors is required to be treated as a return of capital rather than a return on capital.

        The Synthetic Lease Investor for the above projects received payments to assist as co-arranger in the structure of the initial $40.0 million synthetic lease facility in 1998 and in July 2000 when the synthetic lease facility was increased to $100.0 million. Although the Company does not believe the lessor is a special purpose entity, the lessor could be considered as a virtual special purpose entity under certain accounting interpretations. Therefore, these payments could be interpreted to reduce the Synthetic Lease Investor's equity ownership in the leased projects below the required 3.0% level as of the second quarter of 2000. Pursuant to this interpretation, these synthetic leases would no longer qualify for off-balance sheet treatment beginning in the second quarter of 2000. Accordingly, the assets and liabilities and results of operations of the synthetic lease owned by the Synthetic Lease Investor are consolidated in the Company's financial statements beginning in the second quarter of 2000.

        As a result of consolidating the synthetic lease assets and liabilities, the Company's accompanying consolidated financial statements reflect the depreciation expense on the associated properties and interest expense related to the Synthetic Lease Investor's debt, instead of rent expense.

        Proposed rules regarding the consolidation of special purpose entities are expected to become effective in the first quarter of 2003. The proposed rules, if adopted, are expected to also result in the Synthetic Lease and the 2001 Sale and Leaseback Transaction to continue to be consolidated for reporting purposes.

        The Synthetic Lease Investor's Note A and Note B have total credit commitments of $81.4 million and $15.1 million, respectively. The Synthetic Lease Investor's Notes A and B are cross collateralized with the Company's revolving line of credit and contain cross default provisions.

        Contractual Uncertainties Related to Certain Facilities.    The New Morgan Academy was completed and became operational in two phases during the fourth quarter of 2000 and the first quarter of 2001. In the current year, the New Morgan Academy experienced a reduction in occupancy as a result of budget appropriation reductions of a significant customer. On September 27, 2002, the Company announced plans to close the New Morgan Academy. The Company consented to relinquish its license issued by the Pennsylvania Department of Public Welfare in lieu of the department implementing its decision to revoke the facility's provisional license due to operating incidents at the facility. The Company will maintain a small staff to maintain the facility while the Company considers it options for the use or sale of the facility. The Company expects to incur operating expenses of approximately $150,000 per month for payroll, property taxes and other operating costs from the time the existing program is shutdown until the facility is utilized for an alternative program or until the facility is sold. Additionally, the Company is incurring interest expense of approximately $135,000 per month related to the borrowings on the facility and depreciation expense of approximately $46,000 per month for the building.

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

        In September 1999, the Company received correspondence from the Office of the Attorney General of the Commonwealth of Pennsylvania indicating its belief that the operation of a private prison in Pennsylvania is unlawful. The Company and the FBOP have had, and continue to have, discussions with the Attorney General's staff regarding these and related issues. Management anticipates that these discussions will be resolved in the near-term. As a result of these issues, the Company has not re-commenced its construction efforts. As of September 30, 2002, the Company had incurred approximately $15.4 million for construction and land development costs and capitalized interest related to the Moshannon Valley Correctional Center. According to the FBOP contract, as amended, the Company must have completed the construction of the facility by November 15, 2002. The Company will not have completed construction within that time frame. The Company is currently obtaining contract amendments monthly from the FBOP. The Company anticipates obtaining another long-term contract amendment from the FBOP expending the construction deadline. In the event the Company is not able to negotiate a contract amendment with the FBOP, then the FBOP may have the right to assert that the Company has not completed construction of the facility within the time frame provided in the FBOP contract, as amended. In the event that the FBOP desires to continue with the Moshannon Valley Correctional Center, management expects that the contract will be amended to address cost and construction timing matters resulting from the extended delay. In the event that the FBOP decides not to continue with the construction of the Moshannon Valley Correctional Center and terminates the contract, management believes that the Company has the right to and will recover its invested costs. In the event any portion of these costs are determined not to be recoverable upon contract termination by the FBOP, such costs will be expensed, net of any amounts that could be recovered from the litigation of the related assets.

        At September 30, 2002, accounts receivable include costs totaling approximately $1.4 million for direct costs incurred by the Company since the issuance of the Stop-Work Order in June 1999 for payroll and other operating costs related to the Moshannon Valley Correctional Center. These costs were incurred with the understanding that such costs would be reimbursed. Although no formal written agreement exists, management believes that these costs will be reimbursed by the FBOP in the near term. In the event any portion of these costs is determined not to be reimbursable, such costs will be expensed.

        Development and construction costs for the New Morgan Academy and the Moshannon Valley Correctional Center have been financed with the Company's synthetic lease financing arrangement discussed under "Long-Term Credit Facilities".

        Capital expenditures.    Capital expenditures for the nine months ended September 30, 2002 were approximately $9.3 million and related to various facility improvements and/or expansions, information technology and software development costs.

        Treasury Stock/Repurchases.    The Company repurchased in the open market 112,500 shares of its common stock for approximately $1.4 million in the nine months ended September 30, 2002. Additionally, in September 2002, the Company purchased at fair value 35,000 shares of its common stock from the Company's former president at a cost of approximately $283,000. In 2002, the Board of Directors authorized the repurchase of an aggregate $10.0 million of the Company's outstanding shares. The annual repurchase of shares is limited to $2.5 million due to the covenants of the Company's 2000 Credit Facility.

        Future Liquidity.    Management believes that the Company's existing cash and cash equivalents and the cash flows generated from operations, together with the revolving credit available under the amended 2000 Credit Facility and the lease financing capacity thereunder, will provide sufficient liquidity to meet the Company's committed capital and working capital requirements for currently awarded and certain potential future contracts. To the extent the Company's cash and current financing arrangements do not provide sufficient financing to fund construction costs related to future adult secure institutional contract awards or significant facility expansions, the Company anticipates obtaining additional sources of financing to fund such activities. However, there can be no assurance that such financing will be available, or will be available on terms favorable to the Company.

        Contractual Obligations and Commercial Commitments.    The Company has assumed various financial obligations and commitments in the ordinary course of conducting its business. The Company has contractual obligations requiring future cash payments under its existing contractual arrangements, such as management, consultative and non-competition agreements.

        The Company maintains operating leases in the ordinary course of its business activities. These leases include those for operating facilities, office space and office and operating equipment, and the terms of the agreements vary from 2002 until 2075. As of September 30, 2002, the Company's total commitment under these operating leases was approximately $33.6 million.

        The following table details the Company's known future cash payments (on an undiscounted basis) related to various contractual obligations as of September 30, 2002 (in thousands):

	Payments Due by Period
	Total	2002	2003- 2004	2005- 2006	Thereafter
Contractual Obligations:
Long-term debt
—Special Purpose Entities	$239,310	$—	$15,900	$67,410	$156,000
Capital lease obligations
—Cornell Companies, Inc.	48	48	—	—	—
Operating leases	33,588	3,630	9,047	2,602	18,309
Consultative and non-competition agreements	1,589	188	776	625	—

Total contractual cash obligations	$274,535	$3,866	$25,723	$70,637	$174,309

        The Company enters into letters of credit in the ordinary course of operating and financing activities. As of September 30, 2002, the Company had outstanding letters of credit of $2.7 million related to insurance and other operating activities. The following table details the Company's letter of credit commitments as of September 30, 2002 (in thousands):

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 Year	Over 1-3 Years	4-5 Years	5 Years
Commercial Commitments:
Standby letters of credit	$2,708	$2,708	$—	$—	$—

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

Interest Rate Exposure

        The Company's exposure to changes in interest rates primarily results from its long-term debt with both fixed and floating interest rates. The debt on the Company's consolidated financial statements with fixed interest rates consists of the 8.47% Bonds issued by MCF in August 2001 in connection with the 2001 Sale and Leaseback Transaction. At September 30, 2002, approximately 20.4% ($48.7 million of debt outstanding to the Synthetic Lease Investor) of the Company's consolidated long-term debt was subject to variable interest rates. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $140,000 for the nine months ended September 30, 2002. At September 30, 2002, the fair value of the Company's consolidated fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

Forward Looking Statement Disclaimer

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and actual future activities and results of operations may be materially different from those set forth in the forward- looking statements. Important factors that could cause actual results to differ include, among others, (1) the outcomes of pending putative class action shareholder and derivative lawsuits, and related insurance coverage (2) risks associated with acquisitions and the integration thereof (including the ability to achieve administrative and operating cost savings and anticipated synergies), (3) the timing and costs of expansions of existing facilities, (4) changes in governmental policy and/or funding to discontinue or not renew existing arrangements or to eliminate or discourage the privatization of correctional, detention and pre-release services in the United States, (5) the availability of debt and equity financing on terms that are favorable to the Company, (6) fluctuations in operating results because of occupancy, competition (including competition from two competitors that are substantially larger than the Company), increases in cost of operations, fluctuations in interest rates and risks of operations and (7) significant charges to expense of deferred costs associated with financing and other projects in development if management determines that one or more of such projects is unlikely to be successfully concluded, (8) results from alternative deployment or sale of facilities such as the New Morgan Academy.

ITEM 4. Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

        Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

        In March and April 2002, the Company, Steven W. Logan, and John L. Hendrix, have been named as defendants in four Federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al.,No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division. The aforementioned lawsuits are putative class action lawsuits brought on behalf of all purchasers of the Company's common stock between March 6, 2001 and March 5, 2002. The lawsuits involve disclosures made concerning two prior transactions executed by the Company: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction. These four lawsuits have all been consolidated into the Graydon Williams action and a motion for the appointment of lead plaintiff is pending. The plaintiffs in these actions allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, and/or Section 20(a) of the Exchange Act. The Company believes that it has good defenses to each of the plaintiffs' claims and intends to vigorously defend against each of the claims.

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

        In May and June 2002, the Company and its directors were sued in three other derivative lawsuits styled as follows: (1) Juan Guitierrez, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1812, in the United Stated District Court for the Southern District of Texas, Houston Division; (2) Thomas Pagano, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02- 1896, in the United Stated District Court for the Southern District of Texas, Houston Division; and (3) Jesse Menning, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. 2002-28924, in the 164th Judicial District Court of Harris County, Texas. These lawsuits all allege breaches of fiduciary duty and waste of corporate assets by all of the defendants. A motion to dismiss the Guitierrez and Pagano lawsuits was filed. The court dismissed the Pagano action as duplicative of the Guitierrez action. The Company believes that it has good defenses to each of the plaintiffs' claims and intend to vigorously defend against each of these claims.

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
The Company filed a Current Report on Form 8-K dated September 18, 2002 reporting a change in the Company's President.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNELL COMPANIES, INC.
Date: November 14, 2002	By:	/s/ HARRY J. PHILLIPS, JR. HARRY J. PHILLIPS, JR. Executive Chairman, Chairman of the Board and Director (Principal Executive Officer)
Date: November 14, 2002	By:	/s/ JOHN L. HENDRIX JOHN L. HENDRIX Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Cornell Companies, Inc.
a Delaware corporation
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
Section 302 Certification

I, Harry J. Phillips, Jr., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Cornell Companies, Inc., a Delaware corporation (the "registrant");

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
	By:	/s/ HARRY J. PHILLIPS, JR. Harry J. Phillips, Jr. Executive Chairman, Chairman of the Board and Director

Cornell Companies, Inc.
a Delaware corporation
CERTIFICATION OF CHIEF FINANCIAL OFFICER
Section 302 Certification

I, John L. Hendrix, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Cornell Companies, Inc., a Delaware corporation (the "registrant");

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
	By:	/s/ JOHN L. HENDRIX John L. Hendrix Senior Vice President and Chief Financial Officer

QuickLinks

  PART I FINANCIAL INFORMATION
  ITEM 1. Financial Statements
CORNELL COMPANIES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited) (in thousands, except share data)
CORNELL COMPANIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited) (in thousands, except per share data)
CORNELL COMPANIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
CORNELL COMPANIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 4. Controls and Procedures
  PART II OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
Cornell Companies, Inc. a Delaware corporation CERTIFICATION OF CHIEF EXECUTIVE OFFICER Section 302 Certification
Cornell Companies, Inc. a Delaware corporation CERTIFICATION OF CHIEF FINANCIAL OFFICER Section 302 Certification