Form 10-K
period 2002-12-31
CORNELL COMPANIES INC
filed 2003-03-31
CIK 1016152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2002	Commission File Number 1-14472

CORNELL COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0433642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 West Loop South, Suite 1500, Houston, Texas	77027
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:	(713) 623-0790

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Stock Exchange
Common Stock, $.001 par value per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be not contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒	No ☐

At February 28, 2003, Registrant had outstanding 13,097,208 shares of its common stock.  The aggregate market value of the Registrant’s voting stock held by non-affiliates as of June 28, 2002 was approximately $145,918,000 based on the closing price of $11.85 per share as reported on the New York Stock Exchange.  The aggregate market value of the Registrant’s voting stock held by non-affiliates as of February 28, 2003 was approximately $100,250,000 based on the closing price of $7.97 per share as reported on the New York Stock Exchange and 12,578,423 shares outstanding as of that date.  For purposes of the foregoing calculations, all directors and officers of the Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or officers is an affiliate.

Documents Incorporated by Reference

Portions of the Proxy Statement for 2003 Annual Meeting of Stockholders.	Part III

PART I

BUSINESS

Company Overview

Cornell Companies, Inc. (the “Company”) is a leading provider of privatized correctional, treatment and educational services outsourced by federal, state and local government agencies.   As the successor to entities that began developing adult secure institutional facilities in 1984, pre-release correctional and treatment facilities in 1974 and juvenile facilities in 1973, the Company provides a diversified portfolio of services for adults and juveniles through three operating divisions: (1) adult secure institutional services; (2) juvenile treatment, educational and detention services and (3) pre-release correctional and treatment services.  These services include incarceration and detention, transition from incarceration, drug and alcohol treatment programs, behavioral rehabilitation and treatment, and K-12 education.  The Company provides these essential services through its 69 facilities, in operation or under development, in 13 states and the District of Columbia.  As of December 31, 2002, the Company’s facilities provided for a total service capacity of 15,444.  The Company’s service capacity is comprised of the number of beds available for service upon completion of construction of residential facilities and the average program capacity of non-residential community-based programs.

Additional information on the Company can be found on its website, www.cornellcompanies.com.  Here the Company makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practical after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).  Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or at the SEC’s Internet site at www.sec.gov.

Industry Background

Privatization

Correctional, detention and treatment programs are important government functions. In the United States, as the incarcerated and sentenced populations continue to rise, and as federal, state and local governments face continuing pressures to control costs and improve service quality, there is a growing trend toward outsourcing of government services and functions, including correctional, detention and treatment services. Outsourcing has historically faced opposition in the U.S.; however, public and government acceptance has increased as standards of service improve and cost-savings are provided to the government.

While juvenile and pre-release services have been outsourced for decades, the adult private prison industry in the U.S. began in 1984 as public authorities began to respond to overcrowding pressures and budgetary constraints by exploring more efficient means of incarceration. Prison management companies offer the same range of services that governments have historically provided to house and care for the needs of offenders. These services include facility design, construction management, health services, food services, security, transportation, education and rehabilitative programming. Governments engaging private companies typically receive these services at a lower cost than the public authority could provide.

Recently, several states have identified special needs and requirements for private operators. For example, both federal and state governments are considering and recommending privatizing female prison beds. Some states, such as Arizona, have also identified other services for private management, such as geriatric and behavioral health incarcerated populations.

Prison Population Projections and Over Capacity/Overcrowding

Over the course of the past six months, many states that have seen a reduction in excess bed space capacity. According to the United States Department of Justice, Bureau of Justice Statistics, or BJS, most states are operating at or over capacity, and most facilities are outdated. Some states, such as Wyoming and Arizona, have proposed building new prisons. Special housing requirements for the rapidly increasing female incarcerated population has also resulted in a call for new facilities in other states such as Tennessee, Alabama and Arizona.

Additionally, according to the President of the United States 2004 Budget, the President has identified the private sector as a means for assisting the exploding federal government populations.  The budget states “The Bureau of Prisons is one of the fastest-growing arms of the federal government. In 1980, the bureau’s budget was $330 million, and there were 24,000 inmates in 44 prisons. In 2002, the budget was $4.6 billion, and there were 102 prisons. Eleven more federal prisons are in various stages of construction.”

In fact, during 2002, according to the BJS, the federal government became the largest prison system (approximately 165,000 inmates), overtaking both California (159,444 inmates) and Texas (162,070 inmates). During 2001, states added a net total of 3,193 prisoners, and the federal prison system added 11,577 prisoners.

The 2004 federal budget also addresses the need for private resources to assist the government. In fact, the budget states that “Today, 16 percent of federal inmates are housed in non-BOP prisons, approximately 13,000 are in privately managed prisons, and another 13,000 are in state and local correctional facilities.  Just 1.5 percent of federal inmates were housed in non-BOP facilities 20 years ago.  Some years ago, the BOP committed to contracting out bedspace for certain low/minimum-security inmates. Currently, the BOP has contracted bedspace for its criminal alien and juvenile inmate populations—as these groups fall outside the normal classification of federal inmates.  This year, BOP also developed a separate classification for female inmates. Female offenders are mostly non-violent and generally do not require the same degree of security as male offenders.  Therefore, contracting out for this population is appropriate and can save millions in construction dollars and reduce female inmate crowding, currently estimated at 60 percent above the number of inmates that facilities were built to house. Funding requested in the President’s 2003 Budget for construction of a secure female facility to be activated in 2005 is being proposed for rescission, so that funding to contract out for new female inmate bedspace is being requested in 2004.”

Because the BJS continues to report that as of December 31, 2001, state prisons were operating between 1% and 16% above capacity, and federal prisons were operating at 31% above capacity, Company management believes that targeted strategic development efforts offering solutions for financially overcrowded prison systems will offer long-term growth opportunities for the Company.

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

Adult Secure Institutional Services Division

The Company’s adult secure institutional division provides maximum, medium, and low-security incarceration.  This division is committed to ensuring public safety through the operation of a secure environment and offenders are provided with a variety of programming and services geared toward a successful return to the community and a subsequent reduction in recidivism.  At December 31, 2002, the

Company operated or had under development nine facilities with a total service capacity of 7,351 beds that provide, or will provide, adult secure institutional services for incarcerated adults.

The adult secure institutional division provides:

•              low to maximum-security incarceration services;

•              integrated facility development and operational services;

•              state-of-the-art correctional technology including electronic controls and surveillance equipment;

•                                          basic education such as preparation and testing for the high school equivalency exam, or GED, English as a second language, or ESL, classes and Adult Basic Education, or ABE;

•              health care including medical, dental, behavioral health and psychiatric services;

•              individual and group counseling;

•                                          substance abuse treatment including detoxification, testing, counseling, 12-step programs and relapse prevention services;

•              life skills training including training relating to proper hygiene, personal finance and parenting skills;

•              institutional food services; and

•              recreational activities such as exercise programs, hobby and craft and leisure activities.

According to reports issued by the BJS, the total number of prisoners under the jurisdiction of federal or state adult correctional authorities was 1,406,031 at year-end 2001. Overall, the United States incarcerated 2,100,146 persons at year-end 2001, including populations held in local jails and other facilities. During 2001, states added a net of 3,193 prisoners, and the Federal prison system added 11,577 prisoners. The U.S. prison population grew at an overall rate of 1.1%.

According to the American Correctional Association, the adult prison management industry encompassing federal, state and local jails, spent over $50 billion to house its incarcerated population.  As of December 31, 2001, the BJS reported that privately operated facilities housed 91,828 inmates (5.8% of state and 12.3% of federal inmates); local jails housed 70,681 state and federal inmates (5.0% of all prisoners). This represents an increase of approximately 3,000 inmates in 2001 from 2000.

Industry wide, jail expenditures are expected to increase at least 8% annually for the next few years, which is creating a growth opportunity for the Company in publicly run state facilities that can benefit from the Company’s highly efficient management.

Juvenile Treatment, Educational and Detention Services Division

The Company’s juvenile division provides residential, community-based, behavioral health and alternative education programs to juveniles, typically between the ages of ten and 17.  In addition to meaningful treatment options, the programs also develop continuing care plans that help bridge the juvenile back to the community.  Under the names “Cornell Abraxas” and “Cornell Interventions,” the Company offers programs to meet the multiple needs of troubled juveniles.  At December 31, 2002, the Company had 21 residential facilities, including the New Morgan Academy which was closed in the fourth quarter of 2002, and 17 non-residential community-based programs serving an aggregate capacity of approximately 4,472 youths.

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

The juvenile division provides:

•              diverse treatment settings including settings that are physically-secure, staff-secure and community-based;

•              specialized treatment for special populations including females, drug sellers, sex offenders, firesetters and families;

•              individualized treatment planning and case management;

•                                          counseling including individual, group and family therapy, cognitive behavior therapy and stress and anger management;

•              substance abuse treatment and relapse prevention and education services;

•              life skills training such as training relating to proper hygiene, personal finance and parenting skills;

•              accredited alternative and special educational programs;

•              gender-specific programs;

•              employment training and assistance;

•              medical services; and

•              wilderness training programs and nationally accredited ropes course challenges.

The juvenile corrections industry is estimated to expend $8 billion in 2002 and consists of at least 108,000 secure residential beds. The juvenile treatment and educational components of the juvenile corrections industry are estimated  to be far larger. This market segment is fragmented, with several thousand providers across the country, most of which are small and operate in specific geographic areas.

The juvenile corrections industry has expanded rapidly in recent years as the need for services for at-risk and adjudicated youth has risen. According to the American Correctional Association’s Directory of Adult and Juvenile Correctional Departments, Institutions, Agencies and Probation and Parole Authorities, spending for the provision of juvenile services has increased at a compound annual growth rate of almost 20% from 1993 to 2001.

The juvenile offender population is expected to rise considerably in the years ahead, especially with the “baby boom echo” (children of baby boomers) population now moving into their at-risk years.

Pre-Release Correctional and Treatment Services Division

The Company’s pre-release division provides community-based services including job placement and treatment and education programs as an alternative to incarceration as well as to aid in the successful transition from a correctional facility back into society.  At December 31, 2002, the Company operated or had contracts to provide pre-release correctional and treatment services within 16 residential facilities and six non-residential community based programs with an aggregate service capacity of 3,621.  The pre-release area is primarily comprised of individuals who have been granted parole or sentenced to probation.  Probationers (individuals sentenced for an offense without incarceration) and parolees (individuals released prior to the completion of their sentence) are typically placed in pre-release settings.  These individuals typically spend three to six months in halfway houses until they are prepared to re-enter society.

The pre-release division provides:

•                                          minimum-security and staff-secure residential services;

•                                          home confinement and electronic monitoring;

•                                          employability training and assistance such as preparing for, securing and maintaining employment;

•                                          basic education including preparation and testing for the GED, ABE, computer courses, college-level courses and extensive libraries;

•                                          vocational training such as training in the culinary arts and construction;

•                                          counseling including individual, group and family therapy, cognitive behavior therapy and stress and anger management;

•                                          substance-abuse treatment including detoxification, testing, counseling, 12-step programs and relapse prevention services; and

•                                          life skills training including training related to proper hygiene, securing appropriate housing, personal finance and parenting skills.

Expenditures in the pre-release correctional services industry are estimated at $4 billion in 2002 and consist of approximately 50,000 residential beds. This market segment is extremely fragmented, with several thousand providers across the country, most of which are small and operate in a specified geographic area.

Similar to the adult secure institutional and the juvenile service segments, the area of pre-release correctional services has experienced substantial growth. According to the BJS, the number of parolees increased from 531,407 at December 31, 1990 to 731,147 as of  December 31, 2001, a compound annual growth rate of approximately 3.0%. During the same period, the number of individuals on probation increased from approximately 2.7 million to 3.9 million, a compound annual growth rate of approximately 3.5%. The probation and parole populations represent approximately 70% of the total number of adults under correctional supervision in the United States.

Marketing and Business Development

The Company’s principal customers are federal, state and local government agencies responsible for adult and juvenile corrections, treatment and educational services.  The development process for obtaining facility management contracts consists of several steps including issuance of a request for proposal, or RFP, by a contracting agency, submission of a response to the RFP by the Company, the award of the contract by a government agency and the commencement of construction or operation of the facility.  These agencies generally procure services from the private sector by issuing an RFP to which a number of companies may respond.  In addition to costs, government agencies consider numerous other factors including bidders’ experience and qualifications when awarding contracts.

As part of the process of responding to RFPs, the Company’s management meets with appropriate personnel from the requesting agency to best determine the agency’s distinct needs.  The Company may also receive inquiries from or on behalf of government agencies considering privatization of certain facilities or that have already decided to contract with private providers.  When the Company receives such an inquiry, the Company determines whether there is a need for its services and whether the legal and political climate in which the government agency operates is conducive to serious consideration of privatization.  The Company then conducts an initial cost analysis to further determine project feasibility.

If the Company believes the project is consistent with its strategic business plan, the Company will submit a written response to the RFP.  When responding to RFPs, the Company incurs costs, typically ranging from $10,000 to $100,000 per proposal, to determine the prospective client’s distinct needs and prepare a detailed response to the RFP.  In addition, the Company may incur substantial costs to acquire options to lease or purchase land for a proposed facility and engage outside consulting and legal expertise related to a particular RFP.  The preparation of a response to an RFP typically takes from five to fifteen weeks.  The bidding and award process for an RFP typically takes from three to nine months.  Generally, if the facility for which an award has been made must be constructed, the Company will begin operation of the newly constructed facility between 12 and 24 months after the contract award.

When a contract requires construction of a new facility, the Company’s success depends, in part, upon its ability to acquire real property on desirable terms and at satisfactory locations.  The Company anticipates that a large majority of new facilities will be constructed in rural areas.  To the extent that these locations are in or near populous areas, management anticipates legal action and other forms of opposition from residents in areas surrounding certain proposed sites.  The Company may incur significant expenses in responding to such opposition and there can be no assurance of success.  In addition, the Company may choose not to bid in response to an RFP or may determine to withdraw a bid if legal action or other forms of opposition are anticipated.

Contracts

The Company’s facility management contracts generally provide that the Company will be compensated at an occupant per diem rate, fees for treatment service, guaranteed take-or-pay or cost-plus reimbursement.  Factors that the Company considers in determining the per diem rate to charge include (1) the programs specified by the contract and the related staffing levels, (2) wage levels customary in the respective geographic areas, (3) whether the proposed facility is to be leased or purchased and (4) the anticipated average occupancy levels that the Company believes could reasonably be maintained. Compensation is invoiced in accordance with the applicable contract and is typically paid to the Company on a monthly basis.  Some of the Company’s juvenile education contracts provide for annual payments.

The Company pursues new contracts that leverage its existing infrastructure and capabilities and meet the Company’s stringent profitability criteria.  The Company has increased its focus on guaranteed take-or-pay contracts, which provide a fixed minimum revenue stream regardless of occupancy and thereby add increased stability and predictability to the Company’s revenue stream.

Quality of Operations

Independent accreditation by various oversight and regulatory organizations is designed to show that a facility meets nationally accepted professional standards for quality of operation, facility design, management, and maintenance. Accrediting entities include the American Correctional Association, or ACA, for the adult secure and pre-release sectors, and the Joint Commission on Accreditation of Healthcare Organizations, Departments of Public Welfare, Departments of Protective and Regulatory Services, and Departments of Human Services and Education for the juvenile sector.  ACA standards are the national benchmark for the effective operation of correctional systems throughout the United States and address services, programs, and operations essential to good correctional management including administrative and fiscal controls, staff training and development, physical plant, safety and emergency procedures, sanitation, food service, and rules and discipline.  ACA accreditation is important to the courts as an indicator of improved conditions for adult prisons under court order.  It is the Company’s policy that all of its facilities’ daily operations be performed in accordance with accreditation standards.  Accreditation and the standards of service required thereby also contribute to the public’s increased acceptance of the Company and its provision of privatized corrections services.

Internal quality control, conducted by the Company’s senior facility staff and executive officers, takes the form of periodic operational, programming and fiscal audits, facility inspections, regular review of logs, reports and files and strict maintenance of personnel standards, including an active training program.  Each of the Company’s facilities develops its own training plan that is reviewed, evaluated and updated annually.  All adult correctional officers undergo a minimum 40-hour orientation upon their hiring and receive academy-level training amounting to 120 hours and on-the-job training of up to 80 hours.  Each correctional officer also receives up to 40 hours of continuing training and education annually.  All juvenile treatment employees undergo a minimum 80-hour orientation upon their hiring and also receive up to 40 hours of continuing training and education annually.

Facilities

As of December 31, 2002, the Company had 69 facilities including the Moshannon Valley Correctional Center, which is under development, and the New Morgan Academy, which was closed in the fourth quarter of 2002.  Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Uncertainties Related to Certain Facilities” for a discussion of the status of the Moshannon Valley Correctional Center and the New Morgan Academy.  In addition to providing management services, the Company has been involved in the development, design and/or construction of many of these facilities.

The Company controls, either through outright ownership or long-term leases, operating facilities representing a large majority of its revenues.  Management believes that such control increases the likelihood of contract renewal, allows the Company to expand existing facilities and capture higher margins, and enhances the Company’s ability to win new contracts.  In addition, long-term control of its operating facilities allows the Company to better control operating margins and reduce cost escalation pressures.

The following table summarizes certain additional information with respect to the Company’s facilities  as of December 31, 2002.  As indicated, the majority of the facilities to which the Company provides services are either owned or leased by the Company.  Facilities that are leased are generally under terms ranging from one to 45 years.

	Total Service Capacity(1)	Initial Contract Date(2)	Company Owned/ Leased or Managed(3)

Facility Name and Location

Adult Secure Institutional Correctional and Detention Facilities:

Baker Community Correctional Facility	262	1987	Leased
Baker, California
Big Spring Complex	2,606	(4)	Leased	(5)
Big Spring, Texas
D. Ray James Prison	1,550	1998	Leased	(5)
Charlton County, Georgia
Donald W. Wyatt Detention Facility	302	1992	Managed
Central Falls, Rhode Island
Great Plains Correctional Facility	766	(6)	Leased	(5)
Hinton, Oklahoma
Leo Chesney Community Correctional
Facility	200	1988	Leased
Live Oak, California
Moshannon Valley Correctional Center	1,095	1999	Leased	(8)
Philipsburg, Pennsylvania (7)
Valencia County Detention Center	110	2000	Managed
Los Lunas, New Mexico
Westmoreland County Prison	460	2001	Managed
Greenburg, Pennsylvania

	Total Service Capacity(1)	Initial Contract Date(2)	Company Owned/ Leased or Managed(3)

Facility Name and Location

Juvenile Treatment, Educational and Detention Facilities:
Residential Facilities:

Alexander Youth Center	134	2001	Managed
Alexander, Arkansas
Contact	47	(9)	Owned
Wauconda, Illinois
Cornell Abraxas I	248	1973	Leased	(5)
Marienville, Pennsylvania
Cornell Abraxas II	23	1974	Owned
Erie, Pennsylvania
Cornell Abraxas III	22	1975	Owned
Pittsburgh, Pennsylvania
Cornell Abraxas Center for Adolescent
Females	100	1989	Owned
Pittsburgh, Pennsylvania
Cornell Abraxas of Ohio	108	1993	Leased	(5)
Shelby, Ohio
Cornell Abraxas Youth Center	92	1999	Leased
South Mountain, Pennsylvania
Danville Center for Adolescent Females	64	1998	Managed
Danville, Pennsylvania
DuPage Adolescent Center	35	(9)	Owned
Hinsdale, Illinois
Erie Residential Behavioral Health Program	16	1999	Owned
Erie, Pennsylvania
Griffin Juvenile Facility	170	1996	Leased	(5)
San Antonio, Texas
Leadership Development Program	120	1994	Leased
South Mountain, Pennsylvania
New Morgan Academy (10)	214	2000	Leased	(8)
New Morgan, Pennsylvania
Psychosocial Rehabilitation Unit	13	1994	Owned
Erie, Pennsylvania
Residential School	30	(9)	Owned
Matteson, Illinois
Salt Lake Valley Juvenile Detention Facility	160	1996	Managed
Salt Lake City, Utah
Santa Fe County Juvenile Detention Facility	129	1997	Managed
Santa Fe, New Mexico
Schaffner Youth Center	61	2001	Managed
Steelton, Pennsylvania
South Mountain Secure Residential
Treatment Unit	52	1997	Managed
South Mountain, Pennsylvania
Woodridge
Woodridge, Illinois	136	(9)	Owned

	Total Service Capacity(1)	Initial Contract Date(2)	Company Owned/ Leased or Managed(3)

Facility Name and Location

Juvenile Non-Residential Community-Based Centers:

Adams Behavioral Health Services	34	1998	Leased
Oxford, Pennsylvania
Cornell Abraxas Parenting Academy	36	1999	Leased
Harrisburg, Pennsylvania
Cornell Abraxas Student Academy	110	1996	Leased
Harrisburg, Pennsylvania
Delaware Community Programs	39	1994	Leased
Milford, Delaware
Erie Behavioral Health Services	36	1997	Owned
Erie, Pennsylvania
Harrisburg	91	1999	Leased
Harrisburg, Pennsylvania
Harrisburg Day Treatment Program	58	1996	Leased
Harrisburg, Pennsylvania
Juvenile Field Services	110	(9)	Managed
Chicago, Illinois
Kline Plaza	334	1996	Leased
Harrisburg, Pennsylvania
Lehigh Valley Community Programs	53	1992	Leased
Lehigh Valley, Pennsylvania
Lycoming/Clinton County Behavioral
Health Services	30	1998	Leased
Williamsport, Pennsylvania
Maple Creek Home	8	(9)	Owned
Matteson, Illinois
Non-Residential Care - West	107	1991	Leased
Pittsburgh, Pennsylvania
Philadelphia Community Programs	222	1992	Owned
Philadelphia, Pennsylvania
Washington D.C. Community Programs	155	1993	Leased
District of Columbia
William Penn Harrisburg Alternative School	600	2001	Managed
Harrisburg, Pennsylvania
Workbridge Allegheny	475	1994	Leased
Pittsburgh, Pennsylvania

Pre-Release Residential Correctional and Treatment Facilities:

Cordova Center	192	1985	Leased	(5)
Anchorage, Alaska
Dallas County Judicial Center	300	1991	Managed
Wilmer, Texas
El Monte Center	55	1993	Leased
El Monte, California
Inglewood Men’s Center	47	1982	Leased
Inglewood, California

	Total Service Capacity(1)	Initial Contract Date(2)	Company Owned/ Leased or Managed(3)

Facility Name and Location

Pre-Release Residential Correctional and Treatment Facilities (Continued):

Leidel Community Correctional Center	150	1996	Leased	(5)
Houston, Texas
Marvin Gardens Center	42	1981	Leased
Los Angeles, California
Midtown Center	32	1998	Owned
Anchorage, Alaska
Northstar Center	135	1990	Leased
Fairbanks, Alaska
Oakland Center	61	1981	Owned
Oakland, California
Parkview Center	112	1993	Leased	(5)
Anchorage, Alaska
Reid Community Correctional Center	350	1996	Leased	(5)
Houston, Texas
Salt Lake City Center	58	1995	Leased
Salt Lake City, Utah
Santa Barbara Center (11)	25	1996	Leased	(11)
Santa Barbara, California
Seaside Center	40	1999	Leased
Nome, Alaska
Taylor Street Center	177	1984	Leased	(8)
San Francisco, California
Tundra Center	85	1986	Leased	(5)
Bethel, Alaska

Pre-Release Non-Residential Community-Based Treatment Centers:

East St. Louis	80	(9)	Leased
East St. Louis, Illinois
Lifeworks - Joliet	156	(9)	Leased
Joliet, Illinois
Northside Clinic	252	(9)	Owned
Chicago, Illinois
Santa Fe Electronic Monitoring	50	1999	Leased
Santa Fe, New Mexico
Southwestern Illinois Correctional Center (12)	671	(9)	Managed
East St. Louis, Illinois
Southwood	551	(9)	Owned
Chicago, Illinois

(1)                      Total service capacity is comprised of the beds available for service upon completion of construction of residential facilities and the average program capacity of the non-residential community-based facilities.  In certain cases, the management contract for a facility provides for a lower number of beds than the facility’s service capacity.

(2)                      Date from which the Company, or its predecessor, has had a contract for services on an uninterrupted basis.

(3)                      The Company does not incur any facility use costs for facilities for which the Company only has a management contract.

(4)                      The City of Big Spring entered into the Intergovernmental Agreement with the BOP for an indefinite term (until modified or terminated) with respect to the Big Spring Complex, which began operations during 1989.  The Big Spring Operating Agreement, as amended, has a term through 2047 including renewal options at the Company’s discretion, pursuant to which the Company manages the Big Spring Complex for the City of Big Spring.  The portion of the Big Spring Operating Agreement relating to the Cedar Hill Unit has a term of 30 years with four five-year renewal options at the Company’s discretion.

(5)                      Facility was sold on August 14, 2001 to Municipal Corrections Finance, L.P. (“MCF”) as part of the Company’s 2001 Sale and Leaseback Transaction as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

(6)                      The prison is operated pursuant to a one-year contract with nine one-year renewal options between the Oklahoma Department of Corrections and the Hinton Economic Development Authority, or HEDA.  HEDA in turn has subcontracted the operations to the Company under a 30-year operating contract with four five-year renewals.

(7)                      In April 1999, the Company was awarded a contract to design, build and operate the Moshannon Valley Correctional Center and immediately commenced construction and activation activities.  In June 1999, the BOP issued a Stop-Work Order pending a re-evaluation of their environmental documentation supporting the decision to award the contract.  The environmental study was completed with a finding of no significant impact and the Stop-Work Order was lifted by the BOP on August 9, 2001.  In September 1999, the Company received correspondence from the Office of the Attorney General of the Commonwealth of Pennsylvania indicating its belief that the operation of a private prison in Pennsylvania is unlawful.  The Company and the BOP have had discussions with the Attorney General’s staff regarding these and related issues.  As a result of these issues, the Company has not re-commenced its construction efforts.  In March 2003, the Company reached an agreement with the Commonwealth of Pennsylvania that resolved all outstanding administrative issues relative to the contract awarded to the Company by the BOP to operate the Moshannon Valley Correctional Center.  If the Company is able to negotiate an amendment to the contract with the BOP, this agreement will allow the Company to move forward with the construction and operation of the facility, subject to re-approval of the project by the lenders under the Company’s amended 2000 Credit Facility.  As of December 31, 2002, the Company had incurred approximately $16.1 million for construction and land development costs and capitalized interest for the Moshannon Valley Correctional Center.  According to the BOP contract, as amended, the Company must complete the construction of the facility by April 15, 2003.  The Company will not be able to complete construction within that time frame.  The Company is currently obtaining contract amendments monthly from the BOP. The Company anticipates obtaining another long-term contract amendment from the BOP expending the construction deadline.  In the event the Company is not able to negotiate a contract amendment with the BOP, then the BOP may have the right to assert that the Company has not completed construction of the facility within the time frame provided in the BOP contract, as amended.  Management expects that the contract will be amended to address cost and construction timing matters resulting from the extended delay.  In the event that the BOP decides not to continue with the construction of the Moshannon Valley Correctional Center and terminates the contract, management believes that the Company has the right to and will recover its invested costs.  In the event any portion of these costs are determined not to be recoverable upon contract termination by the BOP, such costs will be expensed.  Management currently believes that the invested costs would be fully recovered in the event this contract is terminated.

(8)                      Facility was financed with the Company’s synthetic lease financing arrangement under its amended 2000 Credit Facility.  Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

(9)                      The Cornell Interventions programs/facilities contract with numerous agencies throughout Illinois.  Initial contract dates vary by agency and range from 1974 to 1997.

(10)                The Company closed the New Morgan Academy in the fourth quarter of 2002.  The Company is currently evaluating alternative uses for the facility for other types of programs as well as the possibility of selling the facility.

(11)                The Company terminated the program at the Santa Barbara Center effective February 28, 2003.

(12)                The Company manages a therapeutic community drug and alcohol program within the state operated Southwestern Illinois Correctional Center.

Competition

The Company’s industry is currently characterized by a few large national operators focused primarily in the adult secure institutional sector and by a large number of smaller operators in the juvenile and pre-release sectors.  Management believes its principal competitors are Corrections Corporation of America and Wackenhut Corrections Corporation.

Employees

At December 31, 2002, the Company had approximately 3,478 full-time employees and 279 part-time employees.  The Company employs management, administrative and clerical, security, educational and counseling services, health services and general maintenance personnel.  Approximately 502 employees at four of the Company’s facilities are represented by unions.  The Company believes its relations with its employees are good.

Regulations

The industry in which the Company operates is subject to federal, state and local regulations administered by a variety of regulatory authorities.  Generally, prospective providers of correctional, detention and pre-release services must comply with a variety of applicable state and local regulations, including education, healthcare and safety regulations.  The Company’s contracts frequently include extensive reporting requirements and require supervision with on-site monitoring by representatives of contracting governmental agencies.

In addition to regulations requiring certain contracting governmental agencies to enter into a competitive bidding procedure before awarding contracts, the laws of certain jurisdictions may also require the Company to award subcontracts on a competitive basis or to subcontract with businesses owned by women or members of minority groups.

Business Concentration

For the years ended December 31, 2002, 2001 and 2000, 20.9%, 20.2% and 21.4%, respectively, of the Company’s consolidated revenues were derived from multiple contracts with the BOP.

Insurance

The Company maintains a $10 million per occurrence per facility general liability insurance policy for all its operations.  The Company also maintains insurance in amounts it deems adequate to cover property and casualty risks, workers’ compensation and directors’ and officers’ liability.

The Company’s contracts and the statutes of certain states in which the Company operates typically require the maintenance of insurance by the Company.  The Company’s contracts provide that, in the event the Company does not maintain such insurance, the contracting agency may terminate its agreement with the Company.  The Company believes that it is in compliance in all material respects with these requirements.

ITEM 2.        PROPERTIES

The Company leases office space for its corporate headquarters in Houston, Texas and regional administrative offices in Ventura, California, Pittsburgh, Pennsylvania and Chicago, Illinois.  The Company also leases various facilities it is currently operating or developing.  For a listing of owned and leased facilities, see “Business - Facilities.”

ITEM 3.        LEGAL PROCEEDINGS

In March and April 2002, the Company, Steven W. Logan, and John L. Hendrix, were named as defendants in four Federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division.  The aforementioned lawsuits are putative class action lawsuits brought on behalf of all purchasers of the Company’s common stock between March 6, 2001 and March 5, 2002.  The lawsuits involve disclosures made concerning two prior transactions executed by the Company: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction.  These four lawsuits have all been consolidated into the Graydon Williams action.  Recently, the Court granted Flyline Partners, LP’s motion to be appointed as lead plaintiff and Flyline Partners, LP has filed a consolidated complaint.  The consolidated complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, Section 20(a) of the Exchange Act and Section 11 of the Securities Act of 1933.  The consolidated compliant seeks, among other things, restitution damages, compensatory damages, rescission or a rescissory measure of damages, costs, expenses, attorneys’ fees and expert fees.  The Company believes that it has good defenses to each of the plaintiffs’ claims and intends to vigorously defend against each of the claims.

In March 2002, the Company, its directors, and its former independent auditor Arthur Andersen LLP, were sued in a derivative action styled as William Williams, Derivatively and on Behalf of Nominal Defendant Cornell Companies, Inc. v. Anthony R. Chase, et al., No. 2002-15614, in the 127th Judicial District Court of Harris County, Texas.  The lawsuit alleges breaches of fiduciary duty by all of the individual defendants and asserts breach of contract and professional negligence claims only against Arthur Andersen LLP.  The Company believes that it has good defenses to each of the plaintiff’s claims and intends to vigorously defend against each of the claims.

In May and June 2002, the Company and its directors were sued in three other derivative lawsuits styled as follows: (1) Juan Guitierrez, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1812, in the United Stated District Court for the Southern District of Texas, Houston Division; (2) Thomas Pagano, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1896, in the United Stated District Court for the Southern District of Texas, Houston Division; and (3) Jesse Menning, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. 2002-28924, in the 164th Judicial District Court of Harris County, Texas.  These lawsuits all allege breaches of fiduciary duty and waste of corporate assets by all of the defendants.  A motion to dismiss the Guitierrez and Pagano lawsuits was filed.  The court dismissed the Pagano action as duplicative of the Guitierrez action.  The motion to dismiss the Guitierrez action is still pending.  The Company believes that it has good defenses to each of the plaintiffs’ claims and intend to vigorously defend against each of these claims.

While the plaintiffs in these cases have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, operating results or cash flow.

The Company currently and from time to time is subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries or for wrongful restriction of, or interference with, offender privileges and employment matters.

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s stockholders’ during the fourth quarter of 2002.

PART II

ITEM 5.                        MARKET FOR CORNELL COMPANIES, INC. COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The common stock of the Company is currently listed on the New York Stock Exchange (“NYSE”) under the symbol “CRN.”  As of February 28, 2003, there were approximately 34 record holders and approximately 1,500 beneficial holders of common stock.  The quarterly high and low closing sales prices for the common stock from January 1, 2001 through February 28, 2003 are shown below:

	High	Low

2001:
First Quarter	$8.25	$5.69
Second Quarter	15.00	7.90
Third Quarter	18.11	13.40
Fourth Quarter	17.90	14.10
2002:
First Quarter	$18.21	$9.96
Second Quarter	13.00	9.63
Third Quarter	12.99	7.53
Fourth Quarter	9.45	5.50
2003:
First Quarter (through February 28, 2003)	$9.46	$6.55

The Company has never declared or paid cash dividends on its capital stock.  The Company currently intends to retain excess cash flow, if any, for use in the operation and expansion of its business and does not anticipate paying cash dividends on the common stock in the foreseeable future.  The payment of dividends is within the discretion of the Board of Directors and is dependent upon, among other factors, the Company’s results of operations, financial condition, capital requirements, restrictions, if any, imposed by financing commitments and legal requirements.  The Company’s Amended and Restated Credit Agreement, dated as of July 21, 2000 (“2000 Credit Facility”), currently prohibits the payment of dividends.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

The following table summarizes as of December 31, 2002, certain information regarding equity compensation to our employees, officers, directors, and other persons under the Company’s plans:

	Number of Securities to be Issued upon Exercise of Outstanding Stock Options and Warrants	Weighted-average Exercise Price of Outstanding Stock Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)

Plan Category
Equity compensation plans approved by
security holders	1,106,505	$9.67	526,175	(1)
Equity compensation plans not approved
by security holders	375,932	$7.33	321,552	(2)
Total	1,482,437	$9.08	847,727

(1)                                  Includes 107,647 shares issuable pursuant to the Company’s Employee Stock Purchase Plan and 59,697 shares issuable pursuant to the Company’s 2000 Director Stock Plan. Also includes 358,831 shares issuable pursuant to the Company’s Amended and Restated 1996 Stock Option Plan.  The total number of shares issuable pursuant to the Company’s Amended and Restated 1996 Stock Option Plan is equal to the greater of 1,500,000 shares or 15.0% of the number of shares issued and outstanding immediately after the grant of any option under the Plan.

(2)                                  Includes 100,000 shares issuable pursuant to the Company’s Deferred Compensation Plan and 221,552 shares issuable pursuant to the Company’s 2000 Broad-Based Employee Plan.  The number of shares issuable pursuant to the Company’s 2000 Broad-Based Plan is equal to the greater of 400,000 shares or 4.0% of the shares issued and outstanding immediately after the grant of any option under the Plan.

Equity Compensation Plans Not Approved by Security Holders

Deferred Compensation Plan

The Company maintains the Cornell Companies, Inc. Deferred Compensation Plan for the purpose of providing deferred compensation for eligible employees.  The Deferred Compensation Plan is a nonqualified plan.

A participant in the Deferred Compensation Plan may defer into an account a percentage of compensation each year up to 75.0% of the participant’s compensation received from the Company.  In addition, the Company may make contributions to the Deferred Compensation Plan on behalf of each participant.  Compensation deferred by a participant, or contributions made by the Company on behalf of a participant, will be invested in mutual funds and the common stock of the Company.  Participants are 100.0% vested in their accounts and may elect to receive the amounts credited to their accounts either in a lump sum or in five or ten-year annual installment payments.  In the event of a change of control (as defined in the Plan), the amounts in each participant’s account will be paid to the participant in a lump sum.

Warrants

In conjunction with the issuance of the Subordinated Notes in July 2000, the Company issued warrants to purchase 290,370 shares of its common stock at an exercise price of $6.70.  The warrants may only be exercised by payment of the exercise price in cash to the Company, by cancellation of an amount of warrants equal to the fair market value of the exercise price, or by the cancellation of Company indebtedness owed to the warrant holder.  During 2001, 168,292 shares of common stock were issued in conjunction with the exercise and cancellation of 217,778 warrants; therefore 72,592 warrants remain outstanding at December 31, 2002.

2000 Broad-Based Employee Plan

In December 2000, the Company adopted the 2000 Broad-Based Employee Plan (the “2000 Plan”).  Pursuant to the 2000 Plan, the Company may grant non-qualified stock options to its employees, directors and eligible consultants for up to the greater of 400,000 shares or 4.0% of the aggregate number of shares of common stock issued and outstanding immediately after the grant of any option under the 2000 Plan.  Options issued pursuant to the 2000 Plan vest evenly over a period of five years and expire ten years from the grant date.  The vesting schedule and term are set by the Compensation Committee of the Board of Directors.  The exercise price of options issued pursuant to the 2000 Plan can be no less than the par value of a share of common stock.

Upon notice of an Extraordinary Transaction (as defined in the 2000 Plan), options granted under the 2000 Plan shall become fully vested.  Upon consummation of the Extraordinary Transaction, such options, to the extent not previously exercised, shall terminate.

ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data of the Company as of December 31, 2002, 2001, 2000, 1999 and 1998 and for each of the five years then ended should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

The Consolidated Financial Statements for the years ended December 31, 1998 through 2001 were audited by Arthur Andersen LLP (“Andersen”) who has ceased operations.  A copy of the report previously issued by Andersen on the Company’s financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 is included elsewhere in this Form 10-K.  Such report has not been reissued by Andersen.

,	Year Ended December 31,
	2002	2001	2000	1999(1)	1998(2)
		(in thousands, except per share data)
Statements of Operations Data:
Revenues	$275,145	$265,250	$226,050	$176,967	$123,119
Income from operations	31,577	31,018	29,653	22,249	12,589
Income before provision for income taxes, extraordinary charge and cumulative effect of changes in accounting principles	12,279	11,793	13,507	13,844	10,104
Income before extraordinary charge and cumulative effect of changes in accounting principles	7,327	6,835	7,969	8,306	6,062
Extraordinary charge for early retirement of debt, net of related income tax benefit (3)	—	(2,946)	—	—	—
Cumulative effect of changes in accounting principles, net of related income tax provision/(benefit) (4)	(965)	770	—	(2,954)	—
Net income	$6,362	$4,659	$7,969	$5,352	$6,062
Earnings per share:
• Basic
Income before extraordinary charge and cumulative effect of changes in accounting principles	$.57	$.71	$.85	$.88	$.64
Extraordinary charge (3)	$—	$(.31)	$—	$—	$—
Cumulative effect of changes in accounting principles (4)	$(.08)	$.08	$—	$(.31)	$—
Net income	$.49	$.48	$.85	$.57	$.64
• Diluted
Income before extraordinary charge and cumulative effect of changes in accounting principles	$.55	$.68	$.84	$.86	$.62
Extraordinary charge (3)	$—	$(.29)	$—	$—	$—
Cumulative effect of changes in accounting principles (4)	$(.07)	$.07	$—	$(.31)	$—
Net income	$.48	$.46	$.84	$.55	$.62
Number of shares used to compute EPS :
• Basic	12,911	9,616	9,383	9,432	9,442
• Diluted	13,232	10,069	9,495	9,660	9,772

	Year Ended December 31,
	2002	2001	2000		1999(1)	1998(2)
	(dollars in thousands, except per share data)
Operating Data:
Total service capacity (5):
Residential	11,267	11,267	11,318	(6)	11,796	9,135
Non-residential community-based	4,177	4,177	3,046		3,049	1,390
Total	15,444	15,444	14,364	(6)	14,845	10,525
Service capacity in operation (end of period)	14,135	14,349	13,269		12,240	8,700
Contracted beds in operation (end of period) (7)	9,289	9,503	10,061		9,029	7,310
Average occupancy based on contracted beds in operation (7) (8)	98.7%	95.9%	94.3%		95.8%	93.8%
Average occupancy excluding start-up operations (7)	98.7%	96.3%	96.0%		97.0%	98.3%

Balance Sheet Data:
Working capital (deficit)	$95,988	$97,814	$29,703		$(12,636)	$16,828
Total assets	441,291	444,807	336,850		273,991	212,695
Long-term debt, net of current portion	232,258	238,768	191,722		101,500	98,407
Stockholders’ equity	159,952	153,104	104,320		97,208	91,500

Notes to Selected Consolidated Financial Data

(1)           Includes the operations of Interventions-Illinois acquired in November 1999.

(2)                                  Includes the operations of the Great Plains Correctional Facility acquired in January 1998 and the Alaska facilities purchased from Allvest in August 1998.

(3)                                  For the year ended December 31, 2001, the Company recognized an extraordinary charge of approximately $2.9 million, net of income taxes of approximately $2.0 million, due to the write-off of unamortized deferred debt issuance costs, debt discount and assessed contractual prepayment fees related to the early retirement of the Company’s Subordinated Notes during the fourth quarter of 2001.

(4)                                  For the year ended December 31, 2002, the Company recognized a cumulative effect of a change in accounting principle charge of approximately $1.0 million, net of income taxes of approximately $0.7 million, related to the impairment of goodwill in connection with the adoption of SFAS No. 142 in January 2002.  For the year ended December 31, 2001, the Company recognized a cumulative effect of a change in accounting principle benefit of approximately $770,000, net of an income tax benefit of approximately $535,000, related to a change in the Company’s method of accounting for durable supplies.  For the year ended December 31, 1999, the Company recognized a cumulative effect of a change in accounting principle charge of approximately $3.0 million, net of income taxes of approximately $2.0 million, in connection with the adoption of the American Institute of Certified Public Accountants Statement of Position 98-5 (“SOP 98-5”) which required entities to expense start-up costs as incurred and to expense previously capitalized start-up costs as cumulative effect of a change in accounting principle.

(5)                                  The Company’s service capacity is comprised of the number of beds available for service upon completion of construction of residential facilities and the average program capacity of non-residential community-based programs.

(6)                                  The Utah Department of Corrections (“Utah DOC”) selected the Company’s bid in June 1999 for the 490 bed Timpie Valley Correctional Facility subject to final contract negotiations.  In 2000, the Utah DOC declined to pursue this project; therefore the Company’s service capacity was reduced accordingly.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a leading provider of privatized correctional, treatment and educational services outsourced by federal, state and local government agencies.  The Company provides a diversified portfolio of services for adults and juveniles through its three operating divisions: (1) adult secure institutional services; (2) juvenile treatment, education and detention services and (3) pre-release correctional and treatment services.  As of December 31, 2002, the Company had 69 facilities with a total service capacity of 15,444, including the New Morgan Academy, which was closed in the fourth quarter of 2002, and the Moshannon Valley Correctional Center, which is under development.  The Company’s facilities are located in 13 states and the District of Columbia.

The following table sets forth for the periods indicated total service capacity, the service capacity and contracted beds in operation at the end of the periods shown and average occupancy percentages.

	Year Ended December 31,
	2002	2001	2000

Total service capacity (1):
Residential	11,267	11,267	11,318
Non-residential community-based	4,177	4,177	3,046
Total	15,444	15,444	14,364
Service capacity in operation (end of period)	14,135	14,349	13,269
Contracted beds in operation (end of period) (2)	9,289	9,503	10,061
Average occupancy based on contracted beds in operation (2)(3)	98.7%	95.9%	94.3%
Average occupancy excluding start-up operations (2)	98.7%	96.3%	96.0%

(1)                                  The Company’s service capacity is comprised of the number of beds available for service upon completion of construction of residential facilities and the average program capacity of non-residential community-based programs.

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

The Company derives substantially all its revenues from providing corrections, treatment and educational services outsourced by federal, state and local government agencies in the United States.  Revenues for the Company’s services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis or on a cost-plus reimbursement basis.  Revenues may fluctuate from year to year due to changes in government funding policies, the number of people referred to the Company’s facilities by governmental agencies or the opening of additional facilities.

Factors that the Company considers in determining the per diem rate to charge include (1) the programs specified by the contract and the related staffing levels, (2) wage levels customary in the respective geographic areas, (3) whether the proposed facility is to be leased or purchased and (4) the anticipated average occupancy levels that the Company believes could reasonably be maintained.

The Company has historically experienced higher operating margins in its adult secure institutional and pre-release divisions as compared to the juvenile division.  Additionally, the Company’s operating margins within a division can vary from facility to facility based on whether a facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract, and the Company’s ability to increase a facility's contract revenue.  A decline in occupancy of certain juvenile division facilities may have a more significant impact on operating results than the adult secure division due to higher per diem revenues of certain juvenile facilities. The Company has experienced and expects to experience interim period operating margin fluctuations due to the number of calendar days in the period, higher payroll taxes in the first half of the year, and salary and wage increases that are incurred prior to certain contract revenue increases.  The Company experienced higher employee insurance costs in the year ended December 31, 2002 as compared to the year ended December 31, 2001 due to rising medical costs.

The Company is responsible for all facility operating costs, except for certain debt service and lease payments with respect to facilities for which the Company has only a management contract (13 facilities in operation at December 31, 2002 and 2001 and nine facilities in 2000).

A majority of the Company’s facility operating costs consists of fixed costs.  These fixed costs include lease and rental expense, insurance, utilities and depreciation.  As a result, when the Company commences operation of new or expanded facilities, fixed operating cost increase.  The amount of the Company’s variable operating costs, including food, medical services, supplies and clothing, depend on occupancy levels at the facilities operated by the Company.  The Company’s largest single operating cost, facility payroll expense and related employment taxes and costs, has both a fixed and a variable component.  The Company can adjust a facility's staffing levels and the related payroll expense to a certain extent based on occupancy at a facility, however a minimum fixed number of employees is required to operate and maintain any facility regardless of occupancy levels.  Personnel costs are subject to increases in tightening labor markets based on local economic and other conditions.

Following a contract award, the Company incurs pre-opening and start-up expenses including payroll, benefits, training and other operating costs prior to opening a new or expanded facility and during the period of operation while occupancy is ramping up.  These costs vary by contract.  Since pre-opening and start-up costs are factored into the revenue per diem rate that is charged to the contracting agency, the Company typically expects to recover these upfront costs over the life of the contract.  Because occupancy rates during a facility’s start-up phase typically result in capacity under-utilization for at least 90 to 180 days, the Company may incur additional post-opening start-up costs.  The Company does not anticipate post-opening start-up costs at facilities operated under any future contracts with the BOP because these contracts are currently and expected to continue to be take-or-pay contracts, meaning that the BOP will pay the Company at least 95.0% of the contractual monthly revenue once the facility opens regardless of actual occupancy.

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

Working capital requirements generally increase immediately prior to the Company’s commencing management of a new or expanded facility as the Company incurs start-up costs and purchases necessary equipment and supplies before facility management revenue is realized.

General and administrative expenses consist primarily of costs for the Company’s corporate and administrative personnel who provide senior management, finance, accounting, human resources, payroll and information systems, costs of business development and outside professional fees.

Significant 2002 Events

On February 6, 2002, the Company announced that a Special Committee of the Audit Committee of the  Board of Directors had been formed to review the accounting treatment for the Company’s August 2001 sale and leaseback transaction (the “2001 Sale and Leaseback Transaction”).  The Company entered into a retainer agreement with an investment bank dated September 2001, which, as amended, provided that (1) the Company pay the investment bank a non-refundable retainer fee of $3.65 million to provide financial advisory services concerning separate future financing vehicles and the strategic development of the Company’s business and (2) the retainer would be applied on a mutually agreed upon basis toward future contingent fees associated with investment banking services that would be provided to the Company.  The Special Committee’s review focused on whether the retainer agreement and the payment of the related fee affected the previously reported accounting treatment for the 2001 Sale and Leaseback Transaction.

The Special Committee, which was composed solely of independent directors, retained independent counsel, who retained an accounting advisor, to assist the Special Committee in its review.  The Special Committee was formed and conducted its review in response to correspondence from the Company’s independent auditors to its Audit Committee regarding the 2001 Sale and Leaseback Transaction.  In the course of its review and pursuant to a third letter from the Company’s independent auditors addressed to the Company’s Chairman dated February 21, 2002, the Special Committee also reviewed the accounting treatment for the Company’s 2000 synthetic lease transaction.  The review of the synthetic lease focused on whether a fee was paid pursuant to an engagement letter between the Company and two financial institutions participating in the transaction and the impact of the fee on the previously reported accounting treatment.

At the conclusion of its review, the Special Committee recommended to the Board of Directors, among other things, that:

•                                          based on various considerations, the Company’s financial statements for 2000 and the first three quarters of 2001 be restated to reflect the consolidation of the 2001 Sale and Leaseback Transaction and the 2000 synthetic lease transaction; and

•                                          actions should be taken to further strengthen the Company’s internal controls.

While the Company believes there are reasonable arguments supporting the previously reported accounting treatment of the 2001 Sale and Leaseback Transaction and the 2000 synthetic lease transaction, pursuant to discussions with its independent auditors and its advisors, and in view of anticipated changes in accounting rules and the market and regulatory environment currently existing, the Company decided to consolidate both transactions for financial reporting purposes for past and future periods.  As a result, the Company restated its financial statements for 2000 and the first three quarters of 2001 to reflect the consolidation of the 2001 Sale and Leaseback Transaction and the 2000 synthetic lease transaction.

These restatements are reflected in the selected unaudited quarterly financial data set forth in Note 15 to the Consolidated Financial Statements.  The restatements of the financial data for the year ended December 31, 2000 are reflected in the audited financial statements included herewith.

The Company recognized a pre-tax charge of approximately $1.9 million for legal, accounting and other professional fees for the year ended December 31, 2002 as a result of the Company’s Special Committee review of certain Company transactions, the restatement of the Company’s 2000 and 2001 financial statements and related matters.  See Note 2 to the Consolidated Financial Statements.

Additionally, the Company obtained certain waivers and amendments to its credit agreements in connection with the restatement of its prior year’s financial statements.  The Company recognized a pre-tax charge to interest expense of approximately $825,000 for the year ended December 31, 2002  for lenders’ fees and related professional fees incurred to obtain these waivers and amendments.

On April 16, 2002, the Board of Directors amended the Company’s Bylaws.  Among other things, the amendments established an Executive Chairman position, clarified specific levels of authority for members of senior management and identified appropriate limits on such authority.  Pursuant to board action, Harry J. Phillips, Jr., the Company’s Chairman, was appointed the Executive Chairman of the Company, Steven W. Logan as President, Thomas R. Jenkins as Chief Operating Officer and John L. Hendrix as Chief Financial Officer.

In September 2002, Steven W. Logan resigned his position as President of the Company.  On September 18, 2002, the Board of Directors appointed Thomas R. Jenkins as President and Chief Operating Officer.

The Company recognized a pre-tax charge of approximately $1.5 million for costs associated with the termination of the management contract with Steven W. Logan upon his resignation as President in September 2002.  This charge is reflected in general and administrative expenses in the accompanying audited financial statements.

In the second quarter of 2002, the Company was informed that it had not been awarded the BOP Southeast contract.  As a result, the Company recognized a pre-tax charge of approximately $1.0 million for the write-off of deferred project financing costs associated with the project.

On September 27, 2002, the Company announced plans to close the New Morgan Academy.  The Company is currently reviewing and evaluating several options for the reutilization of the facility as an adult and/or family detention center or as an alternative juvenile educational facility.  Some renovations to the facility may be required in order to operate any type of alternative program at the facility.  The Company is also considering the possibility of selling the facility.

In April 1999, the Company was awarded a contract to design, build and operate a 1,095 bed prison for the BOP in Moshannon Valley, Pennsylvania (the “Moshannon Valley Correctional Center”).  Construction and activation activities commenced immediately.  In June 1999, the BOP issued a Stop-Work Order pending a re-evaluation of their environmental documentation supporting the decision to award the contract.  The environmental study was completed with a finding of no significant impact and the Stop-Work Order was lifted by the BOP on August 9, 2001.

In September 1999, the Company received correspondence from the Office of the Attorney General of the Commonwealth of Pennsylvania indicating its belief that the operation of a private prison in Pennsylvania is unlawful.  The Company and the BOP have had discussions with the Attorney General’s staff regarding these and related issues.  As a result of these issues, the Company has not re-commenced its construction efforts.  As of December 31, 2002, the Company had incurred approximately $16.1 million for construction and land development costs and capitalized interest related to the Moshannon Valley Correctional Center.  According to the BOP contract, as amended, the Company must complete construction of the facility by April 15, 2003.  The Company will not be able to complete construction within that time frame.  The Company is currently obtaining contract amendments monthly from the BOP.  The Company anticipates obtaining another long-term contract amendment from the BOP extending the construction deadline.  In the event the Company is not able to negotiate a contract amendment with the BOP, then the BOP may have the right to assert that the Company has not completed construction of the facility within the time frame provided in the BOP contract, as amended.  Management expects that the contract will be amended to address cost and construction timing matters resulting from the extended delay.  In the event that the BOP decides not to continue with the construction of the Moshannon Valley Correctional Center and terminates the contract, management believes that the Company has the right to and will recover its invested costs.  In the event any portion of these costs are determined not to be recoverable upon contract termination by the BOP, such costs will be expensed.  Management currently believes that the invested costs would be fully recoverable in the event of this contract being terminated.

At December 31, 2002, accounts receivable include costs totaling approximately $1.4 million for direct costs incurred by the Company since the issuance of the Stop-Work Order in June 1999 for incremental payroll and other operating costs related to the Moshannon Valley Correctional Center.  These costs were incurred at the direction of the BOP with the understanding that such costs would be reimbursed by the BOP.  Although no formal written agreement exists, management believes that these costs will be reimbursed by the BOP in the near term.  In the event any portion of these costs is determined not to be reimbursable, such costs will be expensed.

Recent Developments

In January 2003, the Company executed a lease for the Bernalillo County Jail in Albuquerque, New Mexico.  The facility, which will be vacated by the County in favor of a new jail, will be remodeled by the Company and used to provide adult secure confinement for a wide array of government agencies that have demonstrated a need for additional bed space.  The facility would add approximately 1,000 beds to the Company’s current service capacity.

In February 2003, the Company announced plans to operate the Texas Adolescent Center in San Antonio, Texas.  This 121 bed residential juvenile facility is currently scheduled to open in the third quarter of 2003.

In March 2003, the Company reached an agreement with the Commonwealth of Pennsylvania that resolved all outstanding administrative issues relative to the contract awarded to the Company by the BOP to operate the Moshannon Valley Correctional Center.  If the Company is able to negotiate an amendment to the contract with the BOP, this agreement will allow the Company to move forward with the construction and operation of the facility, subject to re-approval of the project by the lenders under the Company’s amended 2000 Credit Facility.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) which requires entities to recognize the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets in the period incurred, if a reasonable estimate of the fair value can be made. The Company adopted the provisions related to SFAS No. 143 in January 2003.  Management believes there will be no material effect on the Company’s financial position, results of operations or stockholders’ equity as a result of the adoption of this new pronouncement.

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections”, effective for fiscal years beginning after May 15, 2002 (“SFAS No. 145”).  SFAS No. 145 rescinds SFAS Nos. 4, 44, 64 and amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale and leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale and leaseback transactions.  Additionally, SFAS No. 145 requires gains and losses on the extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4.  The Company adopted SFAS No. 145 as required on January 1, 2003.  The Company recorded an extraordinary charge of approximately $0.5 million, net of income tax of $0.3 million, in the third quarter of 2001 for the early retirement of debt.  Additionally, in the fourth quarter of 2001, the Company recognized an extraordinary charge of approximately $2.9 million, net of income taxes of $2.0 million, for the write-off of the related unamortized deferred debt issuance costs, debt discount and assessed contractual prepayment fees as a result of the early retirement of the Company’s subordinated notes.  In accordance with the provisions of SFAS No. 145, the above charges were reclassified to expenses from continuing operations before income taxes in January 2003.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which addresses the financial accounting and reporting associated with exit or disposal activities initiated after December 31, 2002.  Under SFAS No. 146, costs associated with an exit or disposal activity should be recognized and measured at the fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan.  The Company is required to adopt SFAS No. 146 for all exit and disposal activities initiated after December 31, 2002.  Management believes there will be no material effect on the Company’s financial position, results of operations or stockholders’ equity as result of the adoption of this new pronouncement.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”) which amends SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 148 provides two additional alternative transition methods for recognizing an entity’s voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements and (3) include those disclosures in interim financial statements.  SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002 and the related disclosures are contained in Note 10 to the Consolidated Financial Statements.  The provisions for interim period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002.  The Company adopted the annual disclosure provisions of SFAS No. 148 in this report on Form 10-K.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and

Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee.  The provisions related to the disclosure requirements are effective for financial statement periods ending after December 15, 2002.  The provisions related to recognition and measurement of guarantees are effective for financial statement periods beginning after December 31, 2002 on a prospective basis.  The Company adopted the disclosure provisions of FIN 45 in this report on Form 10-K.  The Company adopted the provisions related to the recognition and measurement of guarantees as of January 1, 2003.  Management believes such provisions will not have a significant impact on the Company’s results of operations, financial position or cash flows.  See Note 8 to the Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation of variable interest entities as defined in the Interpretation.  FIN 46 requires an assessment of equity investments to determine if they are variable interest entities.  FIN 46 is effective immediately for all variable interest entities created after January 31, 2003.  For variable interest entities created before February 1, 2003, the provisions of FIN 46 must be applied no later than the beginning of the first interim period or annual reporting period beginning after June 15, 2003.   In addition, if it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity, the enterprise must discuss the following information in all financial statements issued after January 31, 2003: (1) the nature, purpose, size or activities of the variable interest entity and (2) the enterprise’s maximum exposure to loss as a result of its involvement with the variable interest entity.  The Company’s adoption of FIN 46 does not change the Company’s accounting for the 2000 synthetic lease transaction and the 2001 Sale and Leaseback Transaction which are consolidated for reporting purposes.  It is reasonably possible that the Company may enter into future arrangements for the development of new facilities or to operate facilities which may become subject to the provisions of FIN 46 and, in some cases, may be required to consolidate the related activities, facilities and financings.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of these financial statements requires that the Company’s management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities.  The Company evaluates its estimates on an on-going basis, based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant adjustments and estimates used in the preparation of the accompanying Consolidated Financial Statements.

Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, and interests in partnerships that are special purpose entities or may be virtual special purpose entities pursuant for which the Company owns no partnership interest, but for financial reporting purposes only, has consolidated such special purpose entities as discussed below.  All significant intercompany balances and transactions have been eliminated.  Minority interest in consolidated special purpose entities represents equity that other investors have contributed to the special purpose entities.  Minority interest is adjusted for income and losses allocable to the owners of the special purpose entities.

As the cumulative losses of the special purpose entity exceed the equity which is recorded as minority interest by the Company, the excess losses are recorded in the Company’s Consolidated Statements of Operations and Comprehensive Income.

The Company’s lease financing arrangement under its 2000 Credit Facility is a “synthetic lease”.  A synthetic lease is a form of lease financing that qualifies for operating lease accounting treatment and, when all criteria pursuant to generally accepted accounting principles in the United States (“GAAP”) are met, are accounted for, “off-balance sheet”.  Under such a structure, the owner/lessor of the properties (“Synthetic Lease Investor”) may be considered a virtual special purpose entity when it obtains debt and equity capital to finance the acquisition or construction of project(s) and leases the projects to a company.  This financial structure was used to finance the construction of the New Morgan Academy completed in the first quarter of 2001, the acquisition of the Taylor Street Center building in early 1999, and the construction-to-date costs of the Moshannon Valley Correctional Center.  The synthetic lease used by the Company to finance the above projects was executed in December 1998 and was amended in July 2000 whereby the available financing was increased from $40.0 million to $100.0 million and the lease term extended to July 2005.

Under current accounting rules, the Synthetic Lease Investor in a virtual SPE must maintain at least a 3.0% equity ownership interest in the property throughout the life of the lease.  The Company’s synthetic lease documents, as amended in July 2000, provide for the equity investor to fund 3.5% of project costs.  There are provisions in the lease and related credit documents for the lenders and Synthetic Lease Investor to fund and be paid interest, yield and fees.  Under current GAAP rules, the payment of any yield and fees to the investors is required to be treated as a return of capital rather than a return on capital.

The Synthetic Lease Investor for the above mentioned projects received payments to act as co-arranger in the structure of the initial $40.0 million synthetic lease facility in 1998 and in July 2000 when the synthetic lease facility was increased to $100.0 million.  Although the Company does not believe the lessor of the Synthetic Lease is a special purpose entity, the lessor is considered a virtual special purpose entity under certain accounting interpretations.  Therefore, the payments discussed above could be interpreted to reduce the Synthetic Lease Investor’s equity ownership in the above leased projects below the required 3.0% level as of the second quarter of 2000.  Pursuant to this interpretation, the Company’s synthetic leases no longer qualified for off-balance sheet treatment as of the beginning of the second quarter of 2000.  Accordingly, the assets and liabilities and the related results of operations of the synthetic lease owned by the Synthetic Lease Investor have been consolidated in the Company’s financial statements as of that time.

As a result of consolidating the synthetic lease assets and liabilities, the Company’s accompanying Consolidated Financial Statements reflect, among other things, the depreciation expense on the associated properties and interest expense related to the Synthetic Lease Investor’s debt instead of rent expense.  For income tax purposes, the Company recognizes rent expense pursuant to the terms of its lease with the Synthetic Lease Investor and does not consolidate the assets, liabilities or the results of operations of the Synthetic Lease Investor.

On August 14, 2001, the Company completed an arms’ length sale and leaseback transaction involving 11 of its real estate facilities (the “2001 Sale and Leaseback Transaction”).  The Company sold the facilities to an unaffiliated company, Municipal Corrections Finance, L.P. (“MCF”), and is leasing them back for an initial period of 20 years, with approximately 25 years of additional renewal period options.  The Company received $173.0 million of proceeds from the sale of these facilities.  The proceeds were used to repay $120.0 million of the Company’s long-term debt and the remainder was invested in short-term securities, $43.1 million of this amount being invested in securities to be held as collateral for the Company’s Credit Facility.  See Note 8 to the Consolidated Financial Statements.

MCF is an unaffiliated special purpose entity (“SPE”).  Under current accounting rules, an SPE’s equity investor must maintain at least a 3.0% equity ownership interest in the property throughout the life of the lease.  In September 2001, the Company entered into a retainer agreement with an affiliate of the equity investor in MCF (“MCF Equity Investor”), and in November 2001, paid the MCF Equity Investor a retainer fee of $3.65 million for financial advisory services related to potential future financing projects and the strategic development of the Company’s business.  Under certain accounting interpretations, this retainer has been deemed to reduce the equity investment in MCF to below the required 3.0% level.  As a result, the Company has consolidated the assets, liabilities, and the results of operations of MCF in the Company’s accompanying Consolidated Financial Statements as of August 14, 2001.  As a result of consolidating the assets and liabilities of MCF, the Company’s Consolidated Financial Statements reflect, among other things, the depreciation expense on the associated properties and interest expense on the bond debt of MCF used to finance MCF’s acquisition of the 11 facilities in the 2001 Sale and Leaseback Transaction, instead of rent expense.  For income tax purposes, the Company recognizes rent expense pursuant to the terms of its lease with MCF and does not consolidate the assets, liabilities or the results of operations of MCF.

The cumulative losses of MCF exceeded the recorded minority interest of MCF during the first quarter of 2002.  The cumulative losses of the Synthetic Lease Investor exceeded the recorded minority interest of the Synthetic Lease Investor during the third quarter of 2001.  Since the cumulative losses of MCF and the Synthetic Lease Investor exceed the equity that was recorded as minority interest by the Company, the excess losses can no longer be allocated to the minority interest in the Company’s Consolidated Statements of Operations in 2002.  In the year ended December 31, 2002, the Company recorded minority interest expense of approximately $0.6 million as a result of a distribution made by MCF to its equity investors.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended.  Substantially all of the Company’s revenues are derived from contracts with federal, state and local government agencies which pay either per diem rates based upon the number of occupant days or hours served for the period, on a take-or-pay basis or cost-plus reimbursement.  Revenues are recognized as services are provided under the Company’s established contractual agreements.

Accounts Receivable and Related Allowance for Bad Debts

The Company extends credit to the government agencies contracted with and other parties in the normal course of business.  The Company regularly reviews its outstanding receivables and historical collection experience, and provides for estimated losses through an allowance for doubtful accounts.  In evaluating the adequacy of established allowances for bad debts, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors.  As the financial condition of these parties change, circumstances develop or additional information becomes available, necessary adjustments to the allowance for doubtful accounts are made.

Insurance Reserves

The Company maintains insurance coverage for various aspects of its business and operations.  The Company retains a portion of losses that occur through the use of deductibles and retention under self-insurance programs.  The Company regularly reviews the estimates of reported and unreported claims and provides for these losses through insurance reserves.  As claims develop and additional information becomes available to management, adjustments are made to the related loss reserves.

Impairment or Disposal of Long-Lived Assets

The Company reviews its long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets to be held and used be reported at the lower of their carrying amount or fair value.  Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of their carrying amount or fair value less estimated cost to sell.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as required by SFAS No. 109, “Accounting for Income Taxes.”  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates.  In providing for deferred taxes, management considers current tax regulations, estimates of future taxable income and available tax planning strategies.  If tax regulations, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required.

Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).  In accordance with the provisions of APB No. 25, stock-based employee compensation cost is not reflected in net income, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant.

Goodwill

The Company accounts for its Goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” which states that there will be no amortization of goodwill or intangible assets with indefinite lives.  Impairment of these assets is assessed at least annually to determine if the estimated fair value of the reporting unit exceeds the net carrying value of the reporting unit, including the applicable goodwill.  The estimates of fair market value are based upon management’s estimates of the present value of future cash flows.  The Company’s management makes assumptions regarding the estimated cash flows.  Management makes assumptions regarding the estimated cash flows and if these estimates or their related assumptions change, an impairment charge may be incurred.

Results of Operations

Material fluctuations in the Company’s results of operations are principally the result of the level of new contract development activity conducted by the Company, the timing and effect of facility expansions, occupancy rates at Company-operated facilities, contract terminations and facility closures and extraordinary and non-recurring charges.

The following table sets forth for the periods indicated the percentages of revenue represented by certain items in the Company’s Consolidated Statements of Operations and Comprehensive Income:

	Year Ended December 31,
	2002	2001	2000

Revenues	100.0%	100.0%	100.0%
Operating expenses, excluding depreciation	77.2	77.6	77.2
Pre-opening and start-up expenses	—	1.4	1.0
Depreciation and amortization	3.6	3.5	3.3
General and administrative expenses	7.8	5.8	5.3
Income from operations	11.4	11.7	13.2
Interest expense, net	6.8	7.9	7.3
Minority interest in consolidated special purpose entities	0.2	(0.6)	(0.1)
Income before provision for income taxes, extraordinary charge and cumulative effect of changes in accounting principles	4.4	4.4	6.0
Provision for income taxes	1.8	1.8	2.5
Income before extraordinary charge and cumulative effect of changes in accounting principles	2.6%	2.6%	3.5%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues.  Revenues increased 3.7% to $275.1 million for the year ended December 31, 2002 from $265.3 million for the year ended December 31, 2001.

Adult secure institutional division revenues decreased 0.2% to $99.5 million for the year ended December 31, 2002 from $99.8 million for the year ended December 31, 2001.  Revenues decreased approximately $5.1 million as a result of the Company’s termination of the Santa Fe County Adult Detention Center contract in September 2001 due to the under performance and operating losses experienced at the facility.  Additionally, revenues decreased approximately $1.3 million due to reduced occupancy at the Baker Community Correctional Facility and the Leo Chesney Community Correctional Facility during the second and third quarters of 2002 as the Company’s contracts with the California Department of Corrections (“CDC”) for the operation of these facilities were set to expire June 30, 2002 and were not expected to be renewed by the CDC due to the lack of governmental budget appropriations.  The final California state budget was approved in late September 2002 and included the appropriations for both of these facilities.  As of December 31, 2002, the Company had executed contracts for both facilities and occupancy was at contracted levels.  The decrease in revenue due to the facilities mentioned above was offset, in part, by per diem rate increases realized in June 2001 and March 2002 at the Big Spring Complex and improved occupancy at certain other adult secure institution facilities.  There were no revenues attributable to start-up operations for the years ended December 31, 2002 and 2001.  Average occupancy was 97.6% for the year ended December 31, 2002 compared to 97.0% for the year ended December 31, 2001.

Juvenile division revenues increased 7.5% to $125.0 million for the year ended December 31, 2002 from $116.3 million for the year ended December 31, 2001.  Revenues increased by approximately $6.5 million  due to the commencement of a management contract at the Alexander Youth Center and the opening of the

William Penn Harrisburg Alternative School in the third quarter of 2001.  Additionally, revenues increased at certain residential facilities and non-residential programs due to improved occupancy and increased service hours.  Such facilities and programs included the Cornell Abraxas Center for Adolescent Females (“ACAF”), the Erie Residential Behavioral Health Program and the Griffin Juvenile Facility.  Revenues decreased by approximately $5.1 million due to the closure of the New Morgan Academy early in the fourth quarter of 2002.  On September 27, 2002, the Company announced that it would be closing this facility.  The Company is currently evaluating several alternatives for the reutilization of the facility for a different type of program as well as the possibility of selling the facility.  Revenues attributable to the New Morgan Academy were approximately $13.3 million and $18.3 million for the years ended December 31, 2002 and 2001, respectively.  There were no revenues attributable to start-up operations for the year ended December 31, 2002.  Revenues attributable to start-up operations for the year ended December 31, 2001 were approximately $2.8 million and were attributable to the start-up operations of the New Morgan Academy.  This start-up revenue is included in the revenue of approximately $18.3 million for the year ended December 31, 2001 as discussed above.  Average occupancy, excluding start-up operations in 2001, was 89.8% for the year ended December 31, 2002 compared to 91.2% for the year ended December 31, 2001.

Pre-release division revenues increased 2.9% to $50.6 million for the year ended December 31, 2002 from $49.2 million for the year ended December 31, 2001 due primarily to increased average occupancy at various facilities offset, in part, by a decrease in revenues as a result the Company’s termination of the Durham Treatment Center contract effective June 30, 2001.  Revenues for the Durham Treatment Center were approximately $700,000 for the year ended December 31, 2001.  There were no revenues attributable to start-up operations for the years ended December 31, 2002 and 2001.  Average occupancy was 110.2% for the year ended December 31, 2002 compared to 98.6% for the year ended December 31, 2001.  The Company experienced occupancy in excess of 100.0% due to occupancy at certain pre-release facilities exceeding contracted capacity.  The Company currently cannot predict whether this level of occupancy will continue in future periods.

Operating Expenses.  Operating expenses increased 3.2% to $212.3 million for the year ended December 31, 2002 from $205.8 million for the year ended December 31, 2001.

Adult secure institutional division operating expenses decreased 7.0% to $69.4 million for the year ended December 31, 2002 from $74.6 million for the year ended December 31, 2001 due primarily to the Company’s termination of the Santa Fe County Adult Detention Center contract effective September 30, 2001.  Additionally, operating expenses decreased at the Baker Community Correctional Facility and the Leo Chesney Community Correctional Facility due to reduced occupancy during 2002 as previously discussed.  The decrease due to the above facilities was offset, in part, by an increase in operating expenses at the Big Spring Complex due to a facility expansion completed in the first quarter of 2001.  As a percentage of revenues, adult secure institutional division operating expenses were 69.7% for the year ended December 31, 2002 compared to 74.8% for the year ended December 31, 2001.  The 2002 operating margin was impacted favorably due to the termination of the lower margin Santa Fe County Detention Center contract, the expansion of the Big Spring Complex, per diem increases at various facilities, unusually high utility costs during the first quarter of 2001 as a result of increased natural gas prices and an increase in inmate medical expenses at certain facilities.

Juvenile division operating expenses increased 11.8% to $105.0 million for the year ended December 31, 2002 from $93.8 million for the year ended December 31, 2001 due primarily to (1) the commencement of a management contract at the Alexander Youth Center and the opening of the William Penn Harrisburg Alternative School in the third quarter of 2001, (2) increased occupancy at ACAF due to a facility expansion completed early in 2001 and (3) increased average occupancy at various facilities.  Additionally, operating expenses increased at the New Morgan Academy in 2002 as a portion of 2001 operating expenses were classified as pre-opening and start-up expenses.  Including 2001 pre-opening and start-up expenses, operating expenses for the New Morgan Academy decreased in 2002 as compared to the prior year due to reduced occupancy.  As previously discussed, the Company closed the New Morgan Academy early in the fourth quarter of 2002.  As a percentage of revenues, excluding start-up operations in 2001, juvenile division operating expenses were 84.0% for the year ended December 31, 2002 compared to 82.7% for the year ended December 31, 2001.  The decline in the 2002 operating margin was primarily a result of the decline in occupancy and the closing of the New Morgan Academy.  This decline was offset, in part, by improved margins at the Alexander Youth Center in 2002 as occupancy reached contract capacity.

Pre-release division operating expenses increased 0.5% to $37.6 million for the year ended December 31, 2002 from $37.4 million for the year ended December 31, 2001 due primarily to fluctuations in average occupancy at various facilities offset, in part, by a decrease in operating expenses as a result of the termination of the Durham Treatment Center contract effective June 30, 2001.  As a percentage of revenue, pre-release division operating expenses were 74.3% for the year ended December 31, 2002 compared to 76.1% for the year ended December 31, 2001.  The 2002 operating margin was impacted favorably due to the expiration of the San Diego Center contract early in 2001 and the Durham Treatment Center contract in June 2001 and increased occupancy at various facilities.  The improvement in the 2002 operating margin was offset, in part, by an increase of approximately 13.0% in employee insurance costs in the year ended December 31, 2002 as compared to the prior year.

Pre-Opening and Start-up Expenses.  There were no pre-opening and start-up expenses for the year ended December 31, 2002.  Pre-opening and start-up expenses were $3.9 million for the year ended December 31, 2001 and were attributable to the start-up activities of the New Morgan Academy and an expansion of ACAF.

Depreciation and Amortization.  Depreciation and amortization was approximately $9.8 million for the year ended December 31, 2002 compared to $9.3 million for the year ended December 31, 2001.  Amortization expense for intangibles decreased approximately $646,000 in the year ended December 31, 2002 from prior year due to the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill effective January 1, 2002.  Depreciation and amortization of property and equipment increased approximately $1.2 million in the year ended December 31, 2002 from prior year due primarily to property and equipment purchases made in 2002.

General and Administrative Expenses.  General and administrative expenses increased 40.5% to $21.5 million for the year ended December 31, 2002 from $15.3 million for the year ended December 31, 2001.  General and administrative expenses for the year ended December 31, 2002 included (1) a charge of approximately $1.9 million for legal and professional fees related to the Special Committee review and the subsequent restatement of the Company’s financial statements and for defense of the Company’s related stockholder litigation, (2) a charge of approximately $1.0 million for the write-off of deferred project financing costs associated with the BOP Southeast Project and (3) a charge of approximately $1.5 million for the settlement of a management contract with the Company’s former president who resigned his position in September 2002.  General and administrative expenses for the year ended December 31, 2001 included (1) a charge of approximately $668,000 for the write-off of deferred acquisition costs associated with the Fort Greeley, Alaska project and (2) a charge of approximately $200,000 for legal costs associated with the class action lawsuits filed as a result of the Company’s restatement of its prior year financial statements.  Excluding these charges, general and administrative expenses increased 18.7% from prior year due principally to increased personnel and compensation,  business development and certain public affairs costs.

Interest.  Interest expense, net of interest income, decreased to $18.7 million for the year ended December 31, 2002 from $20.9 million for the year ended December 31, 2001.  The Company capitalized interest of approximately $823,000 for the year ended December 31, 2002 related to the construction of the Moshannon Valley Correctional Center.  For the year ended December 31, 2001, the Company capitalized interest of approximately $1.3 million related primarily to the construction of the Moshannon Valley Correctional Center.  The decrease in capitalized interest in 2002 was due to decreased interest rates on the Company’s Synthetic Lease Investor Notes discussed in more detail under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - 2001 Sale and Leaseback Transaction”.  For the year ended December 31, 2002, interest expense includes approximately

$825,000 for lenders’ fees and related professional fees incurred to obtain certain waivers and amendments to the Company’s credit agreement obtained in conjunction with the restatement of its financial statements.  For the year ended December 31, 2001, interest expense included a charge of approximately $818,000 for the write-off of a portion of unamortized deferred debt issuance costs related to the Company’s amended 2000 Credit Facility (defined under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Long-Term Credit Facilities”) as a result of the repayment of all outstanding borrowings and the associated reduction in the credit commitment.  The Company also recognized less interest expense in the year ended December 31, 2002 due to repayment of the Company’s debt under its revolving line of credit and its subordinated notes from the proceeds from a Common Stock offering in 2001 and the 2001 Sale and Leaseback Transaction.  Additionally, the Company recognized less interest expense in 2002 due to decreased interest rates on the Company’s Synthetic Lease Investor Notes.

Minority Interest in Consolidated Special Purpose Entities.  The cumulative losses of MCF exceeded the recorded minority interest of MCF during the first quarter of 2002.  The cumulative losses of the Synthetic Lease Investor (discussed in more detail under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Long-Term Credit Facilities”) exceeded the recorded minority interest of the Synthetic Lease Investor during the third quarter of 2001.  Since the cumulative losses of MCF and the Synthetic Lease Investor exceed the equity that was recorded as minority interest by the Company, the excess losses can no longer be allocated to the minority interest in the Company’s Consolidated Statements of Operations and Comprehensive Income in 2002.  For the year ended December 31, 2002, the Company recorded a charge of approximately $0.6 million as a result of a distribution made by MCF to its equity investors.

Income Taxes.  For the year ended December 31, 2002, the Company recognized a provision for income taxes at an estimated effective rate of 40.3%.   For the year ended December 31, 2001, the Company recognized a provision for income taxes at an estimated effective rate of 41.0%.  The decrease in the effective tax rate is due primarily to a lower estimated effective state tax rate.

Cumulative Effect of Changes in Accounting Principles.  The Company recorded a cumulative effect of a change in accounting principle charge of approximately $965,000, net of tax, for the year ended December 31, 2002 related to the impairment of goodwill in accordance with the provisions of SFAS No. 142 related to an acquisition made in November 1999.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues.  Revenues increased 17.3% to $265.3 million for the year ended December 31, 2001 from $226.1 million for the year ended December 31, 2000.

Adult secure institutional division revenues increased 9.5% to $99.8 million for the year ended December 31, 2001 from $91.2 million for the year ended December 31, 2000 due principally to (1) the final 550 bed expansion at the D. Ray James Prison which began housing inmates late in the first quarter of 2000 and reached a full occupancy level late in the second quarter of 2000, (2) per diem rate increases realized in 2001, (3) the commencement of a management contract at the Valencia County Detention Center in the fourth quarter of 2000 and (4) increased occupancy at the Great Plains Correctional Facility as compared to the year ended December 31, 2000.  The increase in revenue was offset, in part, by a reduction in occupancy at the Santa Fe County Detention Center.  The Company’s contract to manage the Santa Fe County Detention Center expired effective September 30, 2001.  Revenues for the Santa Fe County Detention Center were $5.1 million for the nine months ended September 30, 2001.  There were no revenues attributable to start-up operations for the year ended December 31, 2001.  Additionally, during the fourth quarter of 2000, the Company entered into a license agreement with its construction contractor that conveyed certain rights to the design of an adult secure institution.  A non-recurring license agreement payment of $950,000 was recognized as revenue by the Company.  The Company has not licensed such designs in prior years and does not expect to generate significant revenues from such activity in future periods.  Revenues attributable to start-up operations for the year ended December 31, 2000 were $44,000 and related to the expansion of the D. Ray James Prison.  Average occupancy, excluding start-up operations in 2000, was 97.0% for the year ended December 31, 2001 compared to 97.6% for the year ended December 31, 2000.

Juvenile division revenues increased 35.1% to $116.3 million for the year ended December 31, 2001 from $86.0 million for the year ended December 31, 2000 principally due to (1) the opening of the New Morgan Academy in the fourth quarter of 2000, (2) the commencement of a management contract at the Alexander Youth Center in the third quarter of 2001, (3) the opening of the William Penn Harrisburg Alternative School in the third quarter of 2001, (4) increased occupancy at ACAF due to a facility expansion completed early in 2001, (5) increased occupancy at various facilities including the Griffin Juvenile facility and (6) the commencement of a management contract at the Schaffner Youth Center.  Revenues attributable to start-up operations were $2.8 million for the year ended December 31, 2001 and related to the operations of the New Morgan Academy and an expansion of ACAF.  Revenues attributable to start-up operations were $1.2 million for the year ended December 31, 2000 and related to the operations of the New Morgan Academy.  Average occupancy, excluding start-up operations, was 91.2% for the year ended December 31, 2001 compared to 91.3% for the year ended December 31, 2000.

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

Adult secure institutional division operating expenses increased 9.4% to $74.6 million for the year ended December 31, 2001 from $68.2 million for the year ended December 31, 2000 due principally to (1) the final 550 bed expansion of the D. Ray James Prison, which began housing inmates late in the first quarter of 2000 and reached a full occupancy level late in the second quarter of 2000, (2) increased  personnel costs due to contractual wage increases at the Big Spring Complex associated with receiving an increase in  per diem revenue, (3) the commencement of a management contract at the Valencia County Detention Center in the fourth quarter of 2000 and (4) increased operating expenses at the Great Plains Correctional Facility due to increased occupancy as compared to the year ended December 31, 2000.  The increase in operating expenses was offset, in part, by a reduction in occupancy at the Santa Fe County Detention Center.  The Company’s contract to manage the Santa Fe County Detention Center expired effective September 30, 2001.  For the year ended December 31, 2000, secure division operating expenses included a provision for bad debts of approximately $1.2 million related to the Santa Fe County Detention Center.  As a percentage of adult secure institutional division revenues, excluding start-up operations and the $950,000 license agreement revenue in 2000, adult secure institutional division operating expenses were 74.8% for the year ended December 31, 2001 compared to 75.0% for the year ended December 31, 2000.

Juvenile division operating expenses increased 27.8% to $93.8 million for the year ended December 31, 2001 from $73.4 million for the year ended December 31, 2000.  The increase in operating expenses was due to (1) the opening of the New Morgan Academy in the fourth quarter of 2000, (2) the commencement of a management contract at the Alexander Youth Center in the third quarter of 2001, (3) the opening of the William Penn Harrisburg Alternative School in the third quarter of 2001, (4) increased operating expenses at ACAF due to a facility expansion, (5) the commencement of a management contract at the Schaffner Youth Center and (6) increased occupancy at various facilities including the Griffin Juvenile Facility.  As a percentage of juvenile division revenues, excluding start-up operations, juvenile division operating expenses were 82.7% for the year ended December 31, 2001 compared to 84.4% for the year ended December 31, 2000.  The improvement in the 2001 operating margin was due principally to the operations of the Alexander Youth Center.

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

General and Administrative Expenses.  General and administrative expenses increased 27.2% to $15.3 million for the year ended December 31, 2001 from $12.0 million for the year ended December 31, 2000.  Included in general and administrative expenses for the year ended December 31, 2001 were non-recurring charges of $668,000 related to the write-off of deferred acquisition costs associated with the Fort Greeley, Alaska project and a $200,000 charge for legal costs related to the class action lawsuits.  The remaining increase in general and administrative expenses resulted primarily from retention and incentive bonus costs, costs for additional personnel providing public affairs and business development services, certain consulting and legal costs and other administrative infrastructure costs.  Excluding the $668,000 and $200,000 charges in the 2001 period, general and administrative expenses were 5.4% and 5.3% of revenues for the year ended December 31, 2001 and 2000, respectively.

Interest.  Interest expense, net of interest income, increased to $20.9 million for the year ended December 31, 2001 from $16.4 million for the year ended December 31, 2000.  In August 2001, MCF issued $197.4 million of 8.47% bonds due in August 2016 in connection with the 2001 Sale and Leaseback Transaction.  Proceeds from the 2001 Sale and Leaseback Transaction were used by the Company, in part, to repay $70.0 million outstanding under the Company’s revolving line of credit and $50.0 million of outstanding 7.74% Senior Secured Notes.  Additionally, in December 2001, the Company repaid $39.4 million of 12.875% notes under its Note and Equity Purchase Agreement (“Subordinated Notes”) with proceeds from an offering and sale of its common stock.  For the year ended December 31, 2001, interest expense increased due to (1) the increased borrowings of MCF, (2) increased borrowings under the Company’s synthetic lease to finance the construction of the New Morgan Academy which began operations in the fourth quarter of 2000, and (3) a non-recurring charge of $818,000 to write-off a portion of unamortized deferred debt issuance costs related to the Company’s 2000 Credit Facility as a result of the repayment of all outstanding borrowings and an associated reduction in the credit commitment.  For the year ended December 31, 2001 the Company capitalized interest of $1.3 million related to the construction of the Moshannon Valley Correctional Center.  Capitalized interest for the year ended December 31, 2000 was $2.0 million and related to the construction of the New Morgan Academy and the Moshannon Valley Correctional Center.

Minority Interest in Consolidated Special Purpose Entities.  Minority interest in consolidated special purpose entities represents third party equity contributed to the special purpose entities consolidated by the Company for financial reporting purposes.  Minority interest is adjusted for income and losses of the special purpose entities.  When the cumulative losses of MCF exceed the equity that is recorded as minority interest by the Company, the excess losses will be recorded in the Company’s Consolidated Statement of Operations.  Notwithstanding any additional third party equity contributions, management estimates that the cumulative losses of MCF will exceed the recorded minority interest of MCF during the first quarter of 2002.  The cumulative losses of the Synthetic Lease Investor exceeded the recorded minority interest of the Synthetic Lease Investor during the third quarter of 2001.

Income Taxes.  For the years ended December 31, 2001 and 2000, the Company recognized a provision for income taxes at an estimated effective rate of 42.0% and 41.0%, respectively.  The increase in the effective rate was due to increased taxable income in certain states having higher rates.

Extraordinary Charge.  For the year ended December 31, 2001, the Company recognized an extraordinary charge of approximately $2.9 million, net of income taxes of $2.0 million, due to the write-off of unamortized deferred debt issuance costs, debt discount and assessed contractual prepayment fees related to the early retirement of the Company’s subordinated notes during the fourth quarter of 2001.

Changes in Accounting Principle.  For the year ended December 31, 2001, the Company recognized a cumulative effect of a change in accounting principle benefit of approximately $770,000, net of an income tax benefit of approximately $535,000, related to a change in the Company’s method of accounting for durable supplies, whereby such supplies are now capitalized as a prepaid asset and amortized to expense over the estimated period of use of 18 months.

Liquidity and Capital Resources

General.  The Company’s primary capital requirements are for (1) construction of new facilities, (2) expansions of existing facilities, (3) working capital, (4) pre-opening and start-up costs related to new operating contracts, (5) acquisitions, (6) information systems hardware and software, and (7) furniture, fixtures and equipment purchases.  Working capital requirements generally increase immediately prior to the Company commencing management of a new facility as the Company incurs start-up costs and purchases necessary equipment and supplies before facility management revenue is realized.

Cash Flows From Operations.  Cash flows provided by operating activities were $35.9 million for the year ended December 31, 2002 compared to approximately $11.5 million for the year ended December 31, 2001.  The principal reasons for the significant increase in cash provided by operating activities between the periods are (1) the 2001 period had a larger use of cash of approximately $9.4 million resulting from an increase in accounts receivable due to the ramp-up of the New Morgan Academy’s revenues and other revenue increases in 2001, and (2) the 2002 period had an increase in accounts payable and accrued liabilities for 2002, primarily due to the timing of payments.  Payments pertaining to a restricted debt payment account for MCF’s debt service are reported as a financing activity on the consolidated statement of cash flows.

Cash Flows From Investing Activities.  Cash used in investing activities was approximately $10.1 for the year ended December 31, 2002 due primarily to capital expenditures of approximately $11.1 million related to various facility improvements and/or expansions, information technology and software development costs.  Cash used in investing activities was approximately $37.9 million for the year ended December 31, 2001 due in part to capital expenditures of approximately $14.2 million related primarily to (1) a 150 bed expansion at the Big Spring Complex, (2) construction costs for the New Morgan Academy and the Moshannon Valley Correctional Center, (3) the purchase and renovation of a building and related furniture and equipment purchases for an expansion of ACAF, (4) purchases of furniture and equipment for the New Morgan Academy and (5) various facility improvements and furniture and equipment purchases.  Additionally, the Company had purchases of marketable securities of $23.8 million related to the initial funding of the MCF debt service reserve fund in the year ended December 31, 2001.

Cash Flows From Financing Activities.  Cash used in financing activities was approximately $26.4 million for the year ended December 31, 2002 due primarily to the Company’s rent payments into the MCF restricted debt service fund of approximately $25.1 million.  Additionally, the Company repurchased approximately $2.4 million of treasury shares and recorded an equity contribution of  $0.6 million to the equity owners of a consolidated special purpose entity.   The Company also had cash provided from financing activities of $1.1 million related to borrowings on the Synthetic Lease Investor Notes for the Moshannon Valley Correctional Center.

2001 Common Stock Offering.  On November 30, 2001 the Company completed an offering of its common stock.  Net proceeds to the Company from the sale of the 3,450,000 newly issued shares were approximately $43.8 million.  The Company used a portion of the proceeds to repay outstanding borrowings of $39.4 million and retired the notes under its Note and Equity Purchase Agreement (the “Subordinated Notes”) entered into in July 2000.

2001 Sale and Leaseback Transaction.  On August 14, 2001, the Company completed the 2001 Sale and Leaseback Transaction.  The Company sold the facilities to MCF, and is leasing them back for an initial period of 20 years, with approximately 25 years of additional renewal period options.

MCF is an unaffiliated SPE.  Under applicable accounting rules, the Synthetic Lease Investor must maintain at least a 3.0% equity ownership interest in the property throughout the life of the lease.  In September 2001, the Company entered into a retainer agreement with MCF Equity Investor, and in November 2001, paid a retainer fee of $3.65 million for financial advisory services related to potential future financing projects and the strategic development of the Company’s business.  The retainer will be applied on a mutually agreed upon basis toward future contingent fees associated with investment banking services that are expected to be provided to the Company.  Under certain accounting interpretations, this retainer has been deemed to reduce the equity investment in MCF to below the required 3.0% level.  As a result, the Company has consolidated the assets, liabilities, and results of operations of MCF in the Company’s accompanying consolidated financial statements beginning August 14, 2001.  As a result of consolidating the assets and liabilities of MCF, the Company’s consolidated financial statements reflect, among other things, the depreciation expense on the associated properties and interest expense on the bond debt of MCF used to finance MCF’s acquisition of the 11 facilities in the 2001 Sale and Leaseback Transaction, instead of rent expense.  For income tax purposes, the Company recognizes rent expense pursuant to the terms of the lease with MCF and does not consolidate the assets, liabilities or results of operations of MCF.

On August 14, 2001, MCF issued $197.4 million of 8.47% bonds due August 2016.  The Company used $120.0 million of the $173.0 million of proceeds received by the Company from MCF from the sale of the 11 facilities to repay the Company’s $120.0 million long-term senior debt and invested the remaining proceeds of approximately $43.1 million in short-term securities.  The Company also repaid the $50.0 million of outstanding 7.74% Senior Secured Notes with a portion of the proceeds from the 2001 Sale and Leaseback Transaction.

The Company’s accompanying Consolidated Financial Statements include the assets and liabilities and the results of operations of MCF as of August 14, 2001 and thereafter.

Long-Term Credit Facilities. The Company’s amended 2000 Credit Facility provides for borrowings of up to $45.0 million under a revolving line of credit.  The commitment amount is reduced by $1.6 million quarterly beginning July 2002 and by outstanding letters of credit.  Accordingly, the available commitment amount under the amended 2000 Credit Facility was $36.7 million as of December 31, 2002.  The Company had outstanding letters of credit of approximately $5.1 million at December 31, 2002.  The amended 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 2.0%, or a rate which is 3.0% above the applicable LIBOR rate.  The amended 2000 Credit Facility is secured by substantially all of the Company’s assets, including the stock of all of the Company’s subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain leverage, net worth and debt service coverage covenants.  The Company has obtained a waiver from the lenders under the amended 2000 Credit Facility regarding the pending contractual default for the Moshannon Valley Correctional Center’s construction delay.  The waiver is effective through October 30, 2004.  Included in the Company’s cash and cash equivalents at December 31, 2002 is approximately $39.4 million that is invested in a separate account that is available to the Company for investment purposes or working capital with the approval of the lenders under the amended 2000 Credit Facility.  This separate account is maintained, in part, to assure future credit availability.

Additionally, the amended 2000 Credit Facility provides the Company with the ability to enter into lease financing arrangements for the acquisition or development of operating facilities.  This lease financing arrangement provides for funding to the lessor under the leases of up to $100.0 million, of which approximately $51.0 million had been utilized as of December 31, 2002.  The Company expects to utilize the remaining capacity under this lease financing arrangement to complete construction of the Moshannon Valley Correctional Center.  The Company pays commitment fees at a rate of 0.5% annually for the unused portion of the lease financing capacity.

The Company’s lease financing arrangement under the amended 2000 Credit Facility is a “synthetic lease”.  A synthetic lease is a form of lease financing that qualifies for operating lease accounting treatment and, when all criteria pursuant to GAAP are met, is accounted for “off-balance sheet”.  Under such a structure, the Synthetic Lease Investor may be considered a virtual SPE when it obtains debt and equity capital to finance the project(s) and leases the projects to a company.  This financial structure was used to finance the construction of the New Morgan Academy completed in the first quarter of 2001, the acquisition of the Taylor Street Center building in early 1999, and the construction-to-date of the incomplete Moshannon Valley Correctional Center.  The synthetic lease used to finance the above projects was originally entered into in December 1998 and was amended in July 2000 whereby the available financing was increased from $40.0 million to $100.0 million and the lease term extended to July 2005.

Under current accounting rules, the Synthetic Lease Investor in a virtual SPE must maintain at least a 3.0% equity ownership interest in the property throughout the life of the lease.  The Company’s synthetic lease documents, as amended in July 2000, provide for the equity investor to fund 3.5% of project costs.  There are provisions in the lease and related credit documents for the lenders and Synthetic Lease Investor to fund and be paid interest, yield and fees.  Under current GAAP rules, the payment of any yield and fees to the investors is required to be treated as a return of capital rather than a return on capital.

The Synthetic Lease Investor for the above projects received payments to assist as co-arranger in the structure of the initial $40.0 million synthetic lease facility in 1998 and in July 2000 when the synthetic lease facility was increased to $100.0 million.  Although the Company does not believe the lessor is a special purpose entity, the lessor could be considered as a virtual special purpose entity under certain accounting interpretations.  Therefore, these payments could be interpreted  to reduce the Synthetic Lease Investor’s equity ownership in the leased projects below the required 3.0% level as of the second quarter of 2000.  Pursuant to this interpretation, these synthetic leases no longer qualify for off-balance sheet treatment beginning in the second quarter of 2000.  Accordingly, the assets and liabilities and results of operations of the synthetic lease owned by the Synthetic Lease Investor are consolidated in the Company’s financial statements beginning in the second quarter of 2000.

As a result of consolidating the synthetic lease assets and liabilities, the Company’s accompanying Consolidated Financial Statements reflect the depreciation expense on the associated properties and interest expense related to the Synthetic Lease Investor’s debt, instead of rent expense.

The Company’s adoption of FIN 46 in the fourth quarter of 2002 does not change the Company’s accounting for the 2000 synthetic lease transaction and the 2001 Sale and Leaseback Transaction, which are consolidated for reporting purposes.  It is reasonably possible that the Company may enter into future arrangements for the development of new facilities or to operate facilities that may become subject to the provisions of FIN 46 and, in some cases, may be required to consolidate the related activities, facilities and financings.

The Synthetic Lease Investor’s Note A and Note B have total credit commitments of $81.4 million and $15.1 million, respectively.  The Synthetic Lease Investor’s Notes A and B are cross collateralized with the Company’s revolving line of credit and contain cross default provisions.

Contractual Uncertainties Related to Certain Facilities.  The New Morgan Academy was completed and became operational in two phases during the fourth quarter of 2000 and the first quarter of 2001.  During 2002, the New Morgan Academy experienced a reduction in occupancy as a result of budget appropriation reductions of a significant customer.  On September 27, 2002, the Company announced plans to close the New Morgan Academy.  The Company consented to relinquish its license issued by the Pennsylvania Department of Public Welfare in lieu of the department implementing its decision to revoke the facility’s provisional license due to operating incidents at the facility.  The Company closed the facility in the fourth quarter of 2002.  The Company is maintaining a small staff to secure and maintain the facility while the Company considers its options for the use or sale of the facility.  The Company expects to incur operating expenses of approximately $150,000 per month for payroll, property taxes and other operating costs from the time the facility was closed until the facility is utilized for an alternative program or until the facility is sold.  Additionally, the Company is incurring interest expense of approximately $140,000 per month related to the borrowings for the facility and depreciation expense of approximately $46,000 per month for the building.

In April 1999, the Company was awarded a contract to design, build and operate a 1,095 bed prison for the BOP in Moshannon Valley, Pennsylvania (the “Moshannon Valley Correctional Center”).  Construction

and activation activities commenced immediately.  In June 1999, the BOP issued a Stop-Work Order pending a re-evaluation of their environmental documentation supporting the decision to award the contract.  The environmental study was completed with a finding of no significant impact and the Stop-Work Order was lifted by the BOP on August 9, 2001.

In September 1999, the Company received correspondence from the Office of the Attorney General of the Commonwealth of Pennsylvania indicating its belief that the operation of a private prison in Pennsylvania is unlawful.  The Company and the BOP have had discussions with the Attorney General’s staff regarding these and related issues.  As a result of these issues, the Company has not re-commenced its construction efforts.  As of December 31, 2002, the Company had incurred approximately $16.1 million for construction and land development costs and capitalized interest related to the Moshannon Valley Correctional Center.  According to the BOP contract, as amended, the Company must have completed the construction of the facility by April 15, 2003.  The Company will not be able to complete construction within that time frame.  The Company is currently obtaining contract amendments monthly from the BOP. The Company anticipates obtaining another long-term contract amendment from the BOP extending the construction deadline.  In the event the Company is not able to negotiate a contract amendment with the BOP, then the BOP may have the right to assert that the Company has not completed construction of the facility within the time frame provided in the BOP contract, as amended.  Management expects that the contract will be amended to address cost and construction timing matters resulting from the extended delay.  In the event that the BOP decides not to continue with the construction of the Moshannon Valley Correctional Center and terminates the contract, management believes that the Company has the right to and will recover its invested costs.  In the event any portion of these costs are determined not to be recoverable upon contract termination by the BOP, such costs would be expensed.  Management currently believes that the invested costs would be fully recoverable in the event this contract is terminated.

In March 2003, the Company reached an agreement with the Commonwealth of Pennsylvania that resolves all outstanding administrative issues relative to the contract awarded to the Company by the BOP to operate the Moshannon Valley Correctional Center.  If the Company is able to negotiate an amendment to the contract with the BOP, this agreement will allow the Company to move forward with the construction and operation of the facility, subject to re-approval of the project by the lender under the Company’s amended 2000 Credit Facility.

At December 31, 2002, accounts receivable include costs totaling approximately $1.4 million for direct costs incurred by the Company since the issuance of the Stop-Work Order in June 1999 for payroll and other operating costs related to the Moshannon Valley Correctional Center.  These costs were incurred with the understanding that such costs would be reimbursed.  Although no formal written agreement exists, management believes that these costs will be reimbursed by the BOP in the near term.  In the event any portion of these costs is determined not to be reimbursable, such costs will be expensed.

Development and construction costs for the New Morgan Academy and the Moshannon Valley Correctional Center have been financed with the Company’s synthetic lease financing arrangement discussed under “Long-Term Credit Facilities”.

Treasury Stock/Repurchases.  The Company repurchased in the open market 277,100 shares of its common stock for approximately $2.2 million in the year ended December 31, 2002.  Additionally, in September 2002, the Company purchased at fair value 35,000 shares of its common stock from the Company’s former president at a cost of approximately $283,000.

In 2002, the board of directors authorized the repurchase of an aggregate $10.0 million of the Company’s outstanding shares.  The annual repurchase of shares is limited to $2.5 million, and an aggregate limit of $7.5 million, under the amended 2000 Credit Facility.  Under the current aggregate limitation under the amended 2000 Credit Facility, the Company may purchase additional shares of treasury stock valued at approximately $2.0 million.

Future Liquidity.  Management believes that the Company’s existing cash and cash equivalents and the cash flows generated from operations, together with the revolving credit available under the amended 2000 Credit Facility, and the synthetic lease financing capacity thereunder, will provide sufficient liquidity to meet the Company’s committed capital and working capital requirements for currently awarded and certain potential future contracts.  To the extent the Company’s cash and current financing arrangements do not provide sufficient financing to fund construction costs related to future adult secure institutional contract awards or significant facility expansions, the Company anticipates obtaining additional sources of financing to fund such activities.  However, there can be no assurance that such financing will be available, or will be available on terms favorable to the Company.

Contractual Obligations and Commercial Commitments.  The Company has assumed various financial obligations and commitments in the ordinary course of conducting its business.  The Company has contractual obligations requiring future cash payments under its existing contractual arrangements, such as management, consultative and non-competition agreements.

The Company maintains operating leases in the ordinary course of its business activities.  These leases include those for operating facilities, office space and office and operating equipment, and the terms of the agreements vary from 2003 until 2075.  As of December 31, 2002, the Company’s total commitment under these operating leases was approximately $31.4 million.

The following table details the Company’s known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2002 (in thousands):

	Payments Due by Period
			2004 -	2006 -
	Total	2003	2005	2007	Thereafter
Contractual Obligations:
Long-term debt - Special Purpose Entities	$239,851	$7,600	$8,300	$58,251	$165,700
Capital lease obligations - Cornell Companies, Inc.	37	37	—	—	—
Operating leases	31,384	7,335	4,479	1,949	17,621
Consultative and non-competition agreements	1,530	470	840	220	—
Total contractual cash obligations	$272,802	$15,442	$13,619	$60,420	$183,321

The Company enters into letters of credit in the ordinary course of operating and financing activities.  As of December 31, 2002, the Company had outstanding letters of credit of approximately $5.1 million primarily for certain workers’ compensation insurance and other operating obligations.  The following table details the Company’s letter of credit commitments as of December 31, 2002 (in thousands):

	Total Amounts Committed
		Amount of Commitment Expiration Per Period
		Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Commercial Commitments:
Standby letters of credit	$5,108	$200	$4,908	$—	$—

Related Party Transactions

One of the directors of the Company is a partner in a law firm that provides legal services to the Company.  The Company pays legal fees for such services.  Legal fees paid to this law firm were approximately $1.5 million, $2.7 million and $1.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.  The services rendered to the Company were on terms no more favorable than those with unrelated parties.

In July 1996, the Company entered into promissory notes with the Company’s former president and the Company’s founder, currently a director of the Company.  The promissory notes bear interest at an annual rate of 6.63%, mature in June 2004 with no interim interest or principal payments, are full recourse and collateralized by shares of the Company’s common stock.

In connection with the Company president’s resignation in September 2002,  the outstanding principal and interest balance of approximately $76,000 and $35,000, respectively, was repaid.  At December 31, 2002, the principal and related accrued interest receivable outstanding related to the Company founder’s  note was approximately $270,000 and $109,000.  These amounts are reflected in deferred costs and other assets in the accompanying Consolidated Balance Sheets.  The Company recognized approximately $29,000, $29,000 and $27,000 of interest income related to these notes for the years ended December 31, 2002, 2001 and 2000.

Effective September 1, 1999, the Company entered into a consulting agreement with the Company’s founder, currently a director of the Company.  As compensation for consulting services, the Company agreed to an annual payment of at least $255,000 for each of the first four years of the seven-year initial term of the consulting agreement with an annual salary of at least $180,000 for each of the last three years of the seven-year initial term of the consulting agreement.  The Company has an option to renew the consulting agreement for an additional three-year  term at an annual salary of at least $300,000 for each of the three years of the renewal term.  As additional compensation, the Company agreed to an annual bonus, subject to certain limitations, equal to $75,000 during the first four years of the seven-year initial term and an annual bonus of $60,000 during the last three years of the seven-year initial term and during any renewal term.  The Company also agreed to grant options to purchase an aggregate 120,000 shares of the Company’s common stock in four equal annual installments beginning September 1, 2000.  The options have an exercise price equal to the fair market value of the Company’s common stock on the date of grant and vest at the time such options are granted, subject to certain limitations on exercise.

As part of the consulting agreement discussed above, the Company entered into a non-compete agreement with this director.  The non-compete agreement has a term of 10 years and requires the Company to pay a monthly fee of  $10,000 for the seven-year initial term of the  consulting agreement.  The Company recognized amortization expense related to this agreement of approximately $84,000 for each of the years ended December 31, 2002, 2001 and 2000.

The Company maintains a key-man life insurance policy for this director and made payments related to this policy of approximately $214,000, $215,000 and $215,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company also compensated this director for board of director fees in amounts of $30,000, $22,000 and $24,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Total payments made for the above consulting and non-compete agreements, board of director fees and expense reimbursements for this director were approximately $477,000, $428,000 and $473,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company also has a non-compete agreement with a director of the Company in connection with the acquisition of The Abraxas Group, Inc. in September 1997.  Under this agreement, the Company is required to pay annual installments of $60,000 beginning January 2, 1998.  These payments can and have been accelerated upon the mutual agreement of the director and the Company.  The balance due on this non-compete agreement as of December 31, 2002 and 2001 was approximately $200,000 and $280,000, respectively.  The Company made payments under this agreement of approximately $80,000 and $200,000 for the years ended December 31, 2002 and 2001, respectively.  There were no payments made in the year ended December 31, 2000.

Inflation

Other than personnel and offender medical costs at certain facilities during 2001, management believes that inflation has not had a material effect on the Company’s results of operations during the past three years.  Most of the Company’s facility management contracts provide for payments to the Company of either fixed per diem fees or per diem fees that increase by only small amounts during the term of the contracts.  Inflation could substantially increase the Company’s personnel costs (the largest component of operating expenses) or other operating expenses at rates faster than any increases in contract revenues.

Risk Factors and Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current plans and expectations of management and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.  Important factors that could cause actual results to differ include, among others, (1) the outcomes of pending putative class action shareholder and derivative lawsuits, and related insurance coverage (2) risks associated with acquisitions and the integration thereof (including the ability to achieve administrative and operating cost savings and anticipated synergies), (3) the timing and costs of the opening of new facilities or the expansions of existing facilities, (4) changes in governmental policy and/or funding to discontinue or not renew existing arrangements or to eliminate or discourage the privatization of correctional, detention and pre-release services in the United States, (5) the availability of debt and equity financing on terms that are favorable to the Company, (6) fluctuations in operating results because of occupancy, competition (including competition from two competitors that are substantially larger than the Company), increases in cost of operations, fluctuations in interest rates and risks of operations, (7) significant charges to expense of deferred costs associated with financing and other projects in development if management determines that one or more of such projects is unlikely to be successfully concluded, and (8) results from alternative deployment or sale of facilities such as the New Morgan Academy.

Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, the Company cautions that, while it believes these assumptions or bases to be reasonable and in good faith, assumed facts or bases almost always vary from the actual results, and differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company or its management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. The Company cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words “believe,” “expect,” “estimate,” “anticipate” and similar expressions will generally identify forward-looking statements. All of the Company’s forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

With this in mind, you should consider the risks discussed elsewhere in this report and other documents the Company files with the Commission from time to time and the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by the Company or on its behalf.

Public resistance to privatization of correctional and detention facilities could result in the Company’s inability to obtain new contracts or the loss of existing contracts.

Management of correctional and detention facilities by private entities has not achieved complete acceptance by either the government or the public. The movement toward privatization of correctional and detention facilities has also encountered resistance from certain groups, such as labor unions, local sheriff’s departments, and groups believing that correctional and detention facility operations should only be conducted by government agencies. Changes in the dominant political party in any market in which correctional facilities are located could have an adverse impact on privatization. Further, some government agencies are not legally permitted to delegate their traditional management responsibilities for correctional and detention facilities to private companies.

Any of these resistances may make it more difficult for the Company to renew or maintain existing contracts, to obtain new contracts or sites on which to operate new facilities or to develop or purchase facilities and lease them to government or private entities, any or all of which could have a material adverse effect on the Company’s business.

The Company is subject to the short-term nature of government contracts.

Many governmental agencies are legally limited in their ability to enter into long-term contracts that would bind elected officials responsible for future budgets. Therefore, many contracts with government agencies typically either have a very short term or are subject to termination on short notice without cause. In addition, the Company’s contracts with government agencies may contain one or more renewal options that may be exercised only by the contracting government agency. No assurance can be given that any agency will exercise a renewal option in the future. The non-renewal or termination of any of the Company’s significant contracts with governmental agencies could materially adversely affect the Company’s financial condition, results of operation and liquidity, including its ability to secure new facility management contracts from others.

The Company is dependent on government appropriations. If government appropriation levels are reduced, the Company’s business may be harmed.

The Company’s cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, a contract may be terminated or the amounts payable to the Company may be deferred or reduced. Any delays in payment, or the termination of a significant contract, could have an adverse effect on the Company’s cash flow and financial condition.  Moreover, as a result of the slowing economy and the events of September 11, 2001, federal, state and local governments may encounter unusual budgetary constraints and there is a risk that spending on outsourced services provided by the Company may be curtailed.

The Company’s ability to win new contracts to develop and manage correctional, detention and treatment facilities depends on many factors outside its control.

The Company’s growth is generally dependent upon its ability to win new contracts to develop and manage new correctional, detention and treatment facilities. This depends on a number of factors the Company cannot control, including crime rates and sentencing patterns in various jurisdictions. Accordingly, the demand for the Company’s facilities could be adversely affected by the relaxation of enforcement efforts, leniency in conviction and sentencing practices or through the legal decriminalization of certain activities that are currently proscribed by criminal laws. For instance, any changes with respect to drugs and controlled substances or illegal immigration could affect the number of persons arrested, convicted and sentenced, thereby potentially reducing demand for correctional facilities to house them. Similarly, reductions in crime rates could lead to reductions in arrests, convictions and sentences requiring correctional facilities. The Bureau of Justice Statistics reports that the level of violent crime in the United States has declined steadily since 1994 and the level of property crime is at the lowest level since 1974. However, the number of detained offenders has grown steadily during that period.

While the Company believes that governments will continue to privatize correctional, detention and treatment facilities, the Company believes the rate of growth experienced in the state private corrections industry during the late 1980’s and early 1990’s is moderating. Certain jurisdictions recently have required successful bidders to make a significant capital investment in connection with the financing of a particular project, a trend that could require the Company to have sufficient capital resources to compete effectively. The Company may not be able to obtain these capital resources when needed. Additionally, the Company’s success in obtaining new awards and contracts may depend, in part, upon its ability to locate land that can be leased or acquired under favorable terms. Otherwise desirable locations may be in or near populated areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site.

The Company is currently negotiating a contract amendment with the BOP related to the Moshannon Valley Correctional Center.  If the Company is unable to successfully negotiate the amendment with the BOP or if the Company is unable to obtain the re-approval of the project by the lenders under the Company's amended 2000 Credit Facility, the Company will be unable to move forward with the construction and operation of the facility.

The Company’s profitability may suffer if the number of offenders occupying its correctional, detention and treatment facilities decreases.

The Company’s correctional, detention and treatment facilities are dependent upon government agencies supplying offenders. A substantial portion of the Company’s revenues is generated under contracts that specify a net rate per day per resident, or a per diem rate, sometimes with no minimum guaranteed occupancy levels, even though most correctional facility cost structures are relatively fixed.  Under such a per diem rate structure, a decrease in occupancy levels at a particular facility could have a material adverse effect on the financial condition and results of operations at such facility.

A failure to comply with existing regulations could result in material penalties or non-renewal or termination of the Company’s contracts to manage correctional, detention and treatment facilities.

The Company’s industry is subject to a variety of federal, state and local regulations, including education, health care and safety regulations, which are administered by various regulatory authorities. The Company may not always successfully comply with these regulations, and failure to comply could result in material penalties or non-renewal or termination of facility management contracts.  The contracts typically include extensive reporting requirements and supervision and on-site monitoring by representatives of contracting government agencies.  Corrections officers are customarily required to meet certain training standards, and in some instances facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require the subcontracts to be awarded on a competitive basis or to subcontract with businesses owned by members of minority groups. The Company’s facilities are also subject to operational and financial audits by the governmental agencies with which the Company has contracts.  The failure to comply with any applicable laws, rules or regulations and the loss of any required license could adversely affect the financial condition and results of operations at the Company’s affected facilities.

Government agencies may investigate and audit the Company’s contracts and, if any improprieties are found, the Company may be required to refund revenues it has received, to forego anticipated revenues and may be subject to penalties and sanctions, including prohibitions on the Company’s bidding in response to requests for proposals, or RFPs.

Certain of the government agencies the Company contracts with have the authority to audit and investigate the Company’s contracts with them.  As part of that process, the government agency reviews the Company’s performance on the contract, its pricing practices, its cost structure and its compliance with applicable laws, regulations and standards.  If the agency determines that the Company has improperly allocated costs to a specific contract, the Company may not be reimbursed for those costs and the Company could be required to refund the amount of any such costs that have been reimbursed.  If a government audit uncovers improper or illegal activities by the Company or the Company otherwise determines that these activities have occurred, the Company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with the government.  Any adverse determination could adversely impact the Company’s ability to bid in response to RFPs in one or more jurisdictions.

If the Company  fails to satisfy its contractual obligations, the Company’s ability to compete for future contracts and its financial condition may be adversely affected.

The Company’s failure to comply with contract requirements or to meet its client’s performance expectations when performing a contract could materially and adversely affect the Company’s financial performance and its reputation, which, in turn, would impact the Company’s ability to compete for new contracts. The Company’s failure to meet contractual obligations could also result in substantial actual and consequential damages. In addition, the Company’s contracts often require it to indemnify clients for the Company’s failure to meet performance standards. Some of the Company’s contracts contain liquidated damages provisions and financial penalties related to performance failures. Although the Company has liability insurance, the policy limits may not be adequate to provide protection against all potential liabilities.

New competitors in the Company’s industry may adversely affect the profitability of the Company’s business.

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

A disturbance in one of the Company’s facilities could result in closure of a facility or harm to the Company’s business.

An escape, riot or other disturbance at one of the Company’s facilities could adversely effect the financial condition, results of operations and liquidity of the Company’s operations. Among other things, the adverse publicity generated as a result of an event could adversely affect the Company’s ability to retain an existing contract or obtain future ones. In addition, if such an event were to occur, there is a possibility that the facility where the event occurred may be shut down by the relevant governmental agency. A closure of certain of the Company’s facilities could adversely affect the financial condition, results of operations and liquidity of the Company’s operations.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the markets in which the Company’s common stock trades, the markets in which the Company operates and the Company’s profitability.

Terrorist attacks may negatively affect the Company’s operations.  There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. As a result of terrorism, the United States may enter into a protracted armed conflict, which could have a further impact on the Company’s business. In addition, terrorists attacks in the United States may increase demand for trained security personnel, which could increase the Company’s operating costs. Political and economic instability in some regions of the world may also result and could negatively impact the Company’s business. In addition, any of these events may affect the markets in which the Company’s common stock trades. The consequences of any of these armed conflicts are unpredictable and the Company may not be able to foresee events that could have an adverse effect on its business.

Inaccurate, misleading or negative media coverage could adversely affect the Company’s reputation and its ability to bid for government contracts.

The media frequently focuses its attention on private operators’ contracts with government agencies. If the media coverage is negative, it could influence government officials to slow the pace of outsourcing government services, which could reduce the number of RFPs. The media may also focus its attention on the activities of political consultants engaged by the Company, even when their activities are unrelated to the Company’s business, and the Company may be tainted by adverse media coverage about their activities. Moreover, inaccurate, misleading or negative media coverage about the Company could harm its reputation and, accordingly, its ability to bid for and win government contracts.

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

The Company’s delivery of services is labor-intensive.  When the Company is awarded a government contract, the Company must hire operating management, security, case management and other personnel.  The success of the Company’s business requires that the Company attract, develop, motivate and retain these personnel. The Company’s inability to hire sufficient personnel on a timely basis or the loss of significant numbers of personnel could adversely affect its business.

Unsuccessful financing or acquisition projects may result in charges to expense for deferred costs.

If the Company determines that one or more financing or acquisition projects is unlikely to be successfully concluded, the Company could incur significant charges to expense for deferred costs associated with such projects.

Failure to obtain additional capital in the future could reduce the Company’s ability to grow.

The Company believes that existing cash and cash equivalents and the cash flows generated from operations, together with the Company’s revolving credit available under the amended 2000 Credit Facility, and the lease capacity thereunder, will be adequate to fund the Company’s operating plans for the foreseeable future.  However, the Company may need additional debt or equity financing in order to carry out its growth strategy.  To the extent that the Company requires additional financing in the future and is unable to obtain such additional financing on satisfactory terms, if at all, it may not be able to fully implement its growth strategy.

If the Company does not successfully integrate the businesses that it acquires, the Company’s results of operations could be adversely affected.

The Company may be unable to manage businesses that it may acquire profitably or integrate them successfully without incurring substantial expenses, delays or other problems that could negatively impact the Company’s results of operations.

Moreover, business combinations involve additional risks, including:

•              diversion of management’s attention;

•              loss of key personnel;

•              assumption of unanticipated legal or financial liabilities;

•              the Company’s becoming significantly leveraged as a result of the incurrence of debt to finance an  acquisition;

•              unanticipated operating, accounting or management difficulties in connection with the acquired entities;

•              amortization or charges of acquired intangible assets, including goodwill; and

•              dilution to the Company’s earnings per share.

Also, client dissatisfaction or performance problems with an acquired business could materially and adversely affect the Company’s reputation as a whole.  Further, the acquired businesses may not achieve the revenues and earnings the Company anticipated.

Because federal environmental laws impose strict as well as joint and several liability for clean up costs, unforeseen environmental risks could prove to be costly.

The Company’s facilities may be subject to unforeseen environmental risks.  The federal Comprehensive Environmental Response, Compensation, and Liability Act, as amended, or CERCLA, imposes strict, as well as joint and several, liability for certain environmental cleanup costs on several classes of potentially responsible parties, including current owners and operators of the property and, in some cases, lenders who did not cause or contribute to the contamination.  Furthermore, liability under CERCLA is not limited to the original or unamortized principal balance of a loan or to the value of the property securing a loan. Other federal and state laws in certain circumstances may impose liability for environmental remediation, which costs may be substantial.  Moreover, certain federal statutes and certain states by statute impose a lien for any cleanup costs incurred by such state on the property that is the subject of such cleanup costs. All subsequent liens on such property generally are subordinated to such an environmental lien and, in some states, even prior recorded liens are subordinated to environmental liens.

The Company is the subject of class action lawsuits that, if decided against it, could have a negative effect on its financial condition, results of operations, cash flows and future prospects.

In March and April 2002, the Company, Steven W. Logan, and John L. Hendrix, have been named as defendants in four Federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf

of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division.  The aforementioned lawsuits are putative class action lawsuits brought on behalf of all purchasers of the Company’s common stock between March 6, 2001 and March 5, 2002.  The lawsuits involve disclosures made concerning two prior transactions executed by the Company: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction.  These four lawsuits have all been consolidated into the Graydon Williams action.  Recently, the Court granted Flyline Partners, LP’s motion to be appointed as lead plaintiff and Flyline Partners, LP has filed a consolidated complaint.  The consolidated complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, Section 20(a) of the Exchange Act and Section 11 of the Securities Exchange Act of 1933.  The consolidated complaint seeks, among other things, restitution damages, compensatory damages, rescission or rescissory measure of damages, costs, expenses, attorneys’ fees and expert fees.

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

In May and June 2002, the Company and its directors were sued in three other derivative lawsuits styled as follows: (1) Juan Guitierrez, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1812, in the United Stated District Court for the Southern District of Texas, Houston Division; (2) Thomas Pagano, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1896, in the United Stated District Court for the Southern District of Texas, Houston Division; and (3) Jesse Menning, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. 2002-28924, in the 164th Judicial District Court of Harris County, Texas.  These lawsuits all allege breaches of fiduciary duty and waste of corporate assets by all of the defendants.  A motion to dismiss the Guitierrez and Pagano lawsuits was filed.  The court dismissed the Pagano action as duplicative of the Guitierrez action.  The motion to dismiss the Guitierrez action is still pending.

While the plaintiffs in these cases have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, if the plaintiffs are successful management believes that the ultimate resolution of these matters would not have a material adverse effect on the Company’s financial position, operating results or cash flow.

Certain insurance policies held by the Company to cover potential director and officer liability may limit the Company’s cash outflows in the event of a decision adverse to the Company in the matters discussed above.  However, if an adverse decision in these matters exceeds the insurance coverage or if the insurance coverage is deemed not to apply to these matters, an adverse decision to the Company in these matters could have a material adverse effect on the Company, its financial condition, its results of operations and its future prospects.

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

Interest Rate Exposure

The Company’s exposure to changes in interest rates primarily results from its long-term debt with both fixed and floating interest rates.  The debt on the Company’s consolidated financial statements with fixed interest rates consists of the 8.47% Bonds issued by MCF in August 2001 in connection with the 2001 Sale and Leaseback Transaction.  At December 31, 2002, approximately 20.5% ($49.3 million of debt outstanding to the Synthetic Lease Investor) of the Company’s consolidated long-term debt was subject to variable interest rates.  The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $190,000 for the year ended December 31, 2002.  At December 31, 2002, the fair value of the Company’s consolidated fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders’ of
Cornell Companies, Inc.:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Cornell Companies, Inc. and its subsidiaries (collectively the Company) at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.  The consolidated financial statements of the Company as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, prior to the revision described in Note 3 of the consolidated financial statements, were audited by other independent accountants who have ceased operations.  Those independent accountants expressed an unqualified opinion on those financial statements in their report dated April 16, 2002.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

As discussed above, the consolidated financial statements of the Company as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations.  As described in Note 3, those financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002.  We audited the transitional disclosures for 2001 and 2000 included in Note 3.  In our opinion, the transitional disclosures for 2001 and 2000 in Note 3 are appropriate.  However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

/s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 27, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”).  This report has not been reissued by Andersen and Andersen did not consent to the incorporation by reference of this report (as included in this Form 10-K) into any of the Company’s registration statements.

As discussed in Note 3, the Company has revised its financial statements for the years ended December 31, 2001 and 2000 to include the transitional disclosures required by statement of financial accounting standards No. 142, “Goodwill and Intangible Assets.”  The Andersen report does not extend to these changes.  The revisions to the 2001 and 2000 financial statements related to these transitional disclosures were reported on by PricewaterhouseCoopers LLP, as stated in their report appearing herein.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Cornell Companies, Inc.:

We have audited the accompanying consolidated balance sheets of Cornell Companies, Inc. and subsidiaries as of December 31, 2001 and 2000*, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001*.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornell Companies, Inc. and subsidiaries as of December 31, 2001 and 2000*, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001*, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Houston, Texas

April 16, 2002

*              The Company’s consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the year ended December 31, 1999 are not included in this
Form 10-K.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CORNELL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,610	$53,244
Accounts receivable (net of allowance for doubtful accounts
of $2,238 and $3,068, respectively)	60,035	63,291
Other restricted assets	14,767	15,926
Deferred tax assets	3,300	493
Prepaids and other	5,528	5,679
Total current assets	136,240	138,633
PROPERTY AND EQUIPMENT, net	255,450	253,243
OTHER ASSETS:
Debt service reserve fund	24,157	23,800
Intangible assets, net	13,062	15,456
Deferred costs and other	12,382	13,675
Total assets	$441,291	$444,807

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$32,622	$33,934
Current portion of long-term debt	7,630	6,885
Total current liabilities	40,252	40,819
LONG-TERM DEBT, net of current portion	232,258	238,768
DEFERRED TAX LIABILITIES	4,954	4,106
OTHER LONG-TERM LIABILITIES	3,875	7,970
MINORITY INTEREST	—	40
Total liabilities	281,339	291,703

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued	—	—
Common stock, $.001 par value, 30,000,000 shares authorized,
14,201,038 and 14,005,482 shares issued and outstanding, respectively	14	14
Additional paid-in capital	140,085	138,978
Retained earnings	30,248	23,886
Treasury stock (1,429,586 and 1,109,816 shares of common stock, respectively,
at cost)	(11,038)	(8,090)
Deferred compensation	(811)	(1,033)
Notes from shareholders	(442)	(651)
Other comprehensive income	1,896	—
Total stockholders’ equity	159,952	153,104
Total liabilities and stockholders’ equity	$441,291	$444,807

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000

REVENUES	$275,145	$265,250	$226,050
OPERATING EXPENSES, EXCLUDING DEPRECIATION	212,309	205,805	174,612
PRE-OPENING AND START-UP EXPENSES	—	3,858	2,298
DEPRECIATION AND AMORTIZATION	9,779	9,278	7,463
GENERAL AND ADMINISTRATIVE EXPENSES	21,480	15,291	12,024

INCOME FROM OPERATIONS	31,577	31,018	29,653
INTEREST EXPENSE	20,698	21,787	16,492
INTEREST INCOME	(1,974)	(888)	(100)
MINORITY INTEREST IN CONSOLIDATED SPECIAL PURPOSE ENTITIES	574	(1,674)	(246)
INCOME BEFORE PROVISION FOR INCOME TAXES, EXTRAORDINARY CHARGE AND CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	12,279	11,793	13,507
PROVISION FOR INCOME TAXES	4,952	4,958	5,538
INCOME BEFORE EXTRAORDINARY CHARGE AND CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	7,327	6,835	7,969
EXTRAORDINARY CHARGE FOR EARLY RETIREMENT OF DEBT, NET OF RELATED INCOME TAX BENEFIT OF APPROXIMATELY $2.0 MILLION IN 2001	—	(2,946)	—
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES, NET OF RELATED INCOME TAX PROVISION (BENEFIT) OF APPROXIMATELY ($671) AND $535 IN 2002 AND 2001, RESPECTIVELY	(965)	770	—

NET INCOME	$6,362	$4,659	$7,969

EARNINGS PER SHARE:
BASIC
Income before extraordinary charge and cumulative effect of changes in accounting principles	$.57	$.71	$.85
Extraordinary charge	—	(.31)	—
Cumulative effect of changes in accounting principles	(.08)	.08	—
Net income	$.49	$.48	$.85

DILUTED
Income before extraordinary charge and cumulative effect of changes in accounting principles	$.55	$.68	$.84
Extraordinary charge	—	(.29)	—
Cumulative effect of changes in accounting principles	(.07)	.07	—
Net income	$.48	$.46	$.84

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	12,911	9,616	9,383
DILUTED	13,232	10,069	9,495

COMPREHENSIVE INCOME:
Net income	$6,362	$4,659	$7,969
Unrealized gain on derivative instruments	1,896	—	—
Comprehensive income	$8,258	$4,659	$7,969

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

			Additional Paid-In Capital	Retained Earnings			Notes from Shareholders	Other Compre hensive Income
	Common Stock				Treasury Stock	Deferred Compensation
	Shares	Par Value

BALANCES AT JANUARY 1, 2000	10,137,528	$10	$90,394	$11,258	$(3,999)	$––	$(455)	$––

EXERCISE OF STOCK OPTIONS	10,000	––	24	––	––	––	––	––
INCOME TAX BENEFITS FROM STOCK OPTIONS EXERCISED	––	––	15	––	––	––	––	––
PURCHASE OF TREASURY STOCK (258,400 SHARES AT COST)	––	––	––	––	(1,934)	––	––	––
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	13,585	––	97	––	––	––	––	––
ISSUANCE OF STOCK WARRANTS	––	––	1,095	––	––	––	––	––
ACCRUED INTEREST ON NOTES FROM SHAREHOLDERS	––	––	––	––	––	––	(154)	––
NET INCOME	––	––	––	7,969	––	––	––	––

BALANCES AT DECEMBER 31, 2000	10,161,113	10	91,625	19,227	(5,933)	––	(609)	––

EXERCISE OF STOCK OPTIONS	156,923	––	886	––	––	––	––	––
INCOME TAX BENEFITS FROM STOCK
OPTIONS EXERCISED	––	––	619	––	––	––	––	––
DEFERRED COMPENSATION	––	––	1,088	––	––	(1,088)	––	––
AMORTIZATION OF DEFERRED
COMPENSATION	––	––	––	––	––	55	––	––
PURCHASE OF TREASURY STOCK
(154,316 SHARES AT COST)	––	––	––	––	(2,157)	––	––	––
ISSUANCE OF COMMON STOCK IN PUBLIC OFFERING	3,450,000	4	43,818	––	––	––	––	––
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	46,767	––	214	––	––	––	––	––
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	22,387	––	125	––	––	––	––	––
EXERCISE OF STOCK WARRANTS	168,292	––	603	––	––	––	––	––
ACCRUED INTEREST ON NOTES FROM SHAREHOLDERS	––	––	––	––	––	––	(42)	––
NET INCOME	––	––	––	4,659	––	––	––	––

BALANCES AT DECEMBER 31, 2001	14,005,482	14	138,978	23,886	(8,090)	(1,033)	(651)	––

EXERCISE OF STOCK OPTIONS	95,059	––	201	––	––	––	––	––
INCOME TAX BENEFITS FROM STOCK OPTIONS EXERCISED	––	––	244	––	––	––	––	––
DEFERRED COMPENSATION	––	––	(101)	––	––	101	––	––
MARK TO MARKET ADJUSTMENTS FOR DEFERRED BONUS PLAN	––	––	(551)	––	––	551	––	––
OTHER COMPREHENSIVE INCOME	––	––	––	––	––	––	––	1,896
DEFERRED AND OTHER STOCK COMPENSATION	––	––	144	––	––	89	––	––
PURCHASE OF TREASURY STOCK (277,100 SHARES, AT COST)	––	––	––	––	(2,429)	––	––	––
PURCHASES OF TREASURY STOCK BY DEFERRED BONUS PLAN (39,665 SHARES AT COST)	––	––	519	––	(519)	(519)	––	––
REPAYMENT OF SHAREHOLDERS NOTES	––	––	––	––	––	––	250	––
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	82,581	––	399	––	––	––	––	––
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	17,916	––	252	––	––	––	––	––
ACCRUED INTEREST ON NOTES FROM SHAREHOLDERS	––	––	––	––	––	––	(41)	––
NET INCOME	––	––	––	6,362	––	––	––	––

BALANCES AT DECEMBER 31, 2002	14,201,038	$14	$140,085	$30,248	$(11,038)	$(811)	$(442)	$1,896

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,362	$4,659	$7,969
Adjustments to reconcile net income to net cash provided by operating activities —
Extraordinary charge, net of tax	—	2,946	—
Cumulative effect of changes in accounting principles	965	(770)	—
Minority interest in consolidated special purpose entities	574	(1,674)	615
Depreciation	6,380	5,535	4,366
Amortization of intangibles and other assets	3,399	3,743	3,097
Deferred and other stock compensation	233	55	—
Amortization of deferred financing costs	1,113	2,012	1,332
Provision for bad debts	1,246	1,339	2,416
Loss on sale of property and equipment	—	39	13
Deferred income taxes	(1,959)	3,637	2,125
Change in assets and liabilities:
Accounts receivable	2,010	(9,368)	(9,740)
Restricted assets	1,467	(3,696)	328
Other assets	247	4,680	(5,442)
Accounts payable and accrued liabilities	16,042	770	5,023
Other liabilities	(2,199)	(2,360)	(1,561)
Net cash provided by operating activities	35,880	11,547	10,541

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,114)	(14,168)	(56,792)
Proceeds from sales of property and equipment	—	98	719
Return of restricted assets from deferred bonus plan	1,000	—	—
Purchases of marketable securities, net	—	(23,800)	—
Net cash used in investing activities	(10,114)	(37,870)	(56,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to restricted debt payment account	(25,100)	(10,219)	—
Proceeds from long-term debt and bonds	1,083	273,774	199,796
Payments of long-term debt	—	(220,393)	(148,500)
Payments of capital lease obligations	(113)	(42)	(10)
Proceeds from issuances of common stock	—	43,822	97
Payments of debt issuance and other financing costs	—	(9,537)	(5,084)
Proceeds from payments on shareholder notes	173	(3,650)	—
Proceeds from (distributions to) equity owners of consolidated special purpose entities	(614)	6,249	—
Proceeds from exercise of stock options and warrants	600	1,100	24
Purchases of treasury stock	(2,429)	(2,157)	(1,934)
Net cash (used in) provided by financing activities	(26,400)	78,947	44,389

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(634)	52,624	(1,143)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53,244	620	1,763
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,610	$53,244	$620

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid, net of amounts capitalized	$19,544	$15,728	$16,318
Income taxes paid	$3,369	$516	$8,619

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payment of principal and interest on long-term debt of consolidated special purpose entity from restricted assets	$22,916	$—	$—
Other comprehensive income	1,896	—	—
Purchases of treasury stock by deferred bonus plan	519	—	—
Repayment of shareholder notes	77	—	—
Debt cancelled for stock warrants exercise	—	603	—
Common stock issued for board of director fees	252	125	—
Borrowings on capital lease	65	50	87

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             DESCRIPTION OF THE BUSINESS

Cornell Companies, Inc. (collectively with its subsidiaries and consolidated special purpose entities, the “Company”), a Delaware corporation, provides to governmental agencies the integrated development, design, construction and management of facilities within three operating divisions: (1) adult secure institutional, correctional and detention services, (2) juvenile treatment, educational and detention services and (3) pre-release correctional and treatment services.

2.             SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and interests in partnerships that are special purpose entities or may be virtual special purpose entities for which the Company owns no partnership interest, but for financial reporting purposes only, has consolidated such special purpose entities as discussed below.  All significant intercompany balances and transactions have been eliminated.  Minority interest in consolidated special purpose entities represents equity that other investors have contributed to the special purpose entities.  Minority interest is adjusted for income and losses allocable to the owners of the special purpose entities.  As the cumulative losses of the special purpose entity exceed the equity that is recorded as minority interest by the Company, the excess losses are recorded in the Company’s Statements of Operations and Comprehensive Income.

The Company’s lease financing arrangement under its 2000 Credit Facility is a “synthetic lease”.  A synthetic lease is a form of lease financing that qualifies for operating lease accounting treatment and, when all criteria pursuant to generally accepted accounting principles in the United States (“GAAP”) are met, are accounted for, “off-balance sheet”.  Under such a structure, the owner/lessor of the properties (“Synthetic Lease Investor”) may be considered a virtual special purpose entity when it obtains debt and equity capital to finance the acquisition or construction of project(s) and leases the projects to a company.  This financial structure was used to finance the construction of the New Morgan Academy completed in the first quarter of 2001, the acquisition of the Taylor Street Center building in early 1999, and the construction-to-date costs of the Moshannon Valley Correctional Center.  The synthetic lease used by the Company to finance the above projects was executed in December 1998 and was amended in July 2000 whereby the available financing was increased from $40.0 million to $100.0 million and the lease term extended to July 2005.

Under current accounting rules, a Synthetic Lease Investor is treated as a virtual special purpose entity as described above, must maintain at least 3.0% equity ownership interest in the property throughout the life of the lease.  The Company’s synthetic lease documents, as amended in July 2000, provide for the equity investor to fund 3.5% of project costs.  There are provisions in the lease and related credit documents for the lenders and Synthetic Lease Investor to fund and be paid interest, yield and fees.  Under current GAAP rules, the payment of any yield and/or fees to the investors is required to be treated as a return of capital rather than a return on capital.

The Synthetic Lease Investor for the above mentioned projects received payments to act as co-arranger in the structure of the initial $40.0 million synthetic lease facility in 1998 and in July 2000 when the synthetic lease facility was increased to $100.0 million.  Although the Company does not believe the lessor of the Synthetic Lease is a special purpose entity, the lessor is considered a virtual special purpose entity under certain accounting interpretations.  Therefore, the payments discussed above could be interpreted to reduce the Synthetic Lease Investor’s equity ownership in the above leased projects below the required 3.0% level as of the second quarter of 2000.  Pursuant to this interpretation, the Company’s synthetic leases no longer qualified for off-balance sheet treatment as of the beginning of the second quarter of 2000.  Accordingly, the assets and liabilities and the related results of operations of the synthetic lease owned by the Synthetic Lease Investor have been consolidated in the Company’s financial statements as of that time.

As a result of consolidating the synthetic lease assets and liabilities, the Company’s accompanying consolidated financial statements reflect, among other things, the depreciation expense on the associated properties and interest expense related to the Synthetic Lease Investor’s debt instead of rent expense.  For income tax purposes, the Company recognizes rent expense pursuant to the terms of its lease with the Synthetic Lease Investor and does not consolidate the assets, liabilities or the results of operations of the Synthetic Lease Investor.

On August 14, 2001, the Company completed an arms’ length sale and leaseback transaction involving 11 of its real estate facilities (the “2001 Sale and Leaseback Transaction”).  The Company sold the facilities to an unaffiliated company, Municipal Corrections Finance, L.P. (“MCF”), and is leasing them back for an initial period of 20 years, with approximately 25 years of additional renewal period options.  The Company received $173.0 million of proceeds from the sale of these facilities.  The proceeds were used to repay $120.0 million of the Company’s long-term debt and the remainder was invested in short-term securities, $43.1 million of this amount being invested in securities held as collateral for the Company’s Credit Facility.  See Note 8 to the Consolidated Financial Statements.

MCF is an unaffiliated special purpose entity (“SPE”).  Under current accounting rules, an SPE’s equity investor must maintain at least a 3.0% equity ownership interest throughout the life of the lease.  In September 2001, the Company entered into a retainer agreement with an affiliate of the equity investor in MCF (“MCF Equity Investor”), and in November 2001, paid the MCF Equity Investor a retainer fee of $3.65 million for financial advisory services related to potential future financing projects and the strategic development of the Company’s business.  Under certain accounting interpretations, this retainer has been deemed to reduce the equity investment in MCF to below the required 3.0% level.  As a result, the Company has consolidated the assets, liabilities, and the results of operations of MCF in the Company’s accompanying consolidated financial statements as of August 14, 2001.  As a result of consolidating the assets and liabilities of MCF, the Company’s consolidated financial statements reflect, among other things, the depreciation expense on the associated properties and interest expense on the bond debt of MCF used to finance MCF’s acquisition of the 11 facilities in the 2001 Sale and Leaseback Transaction, instead of rent expense.  For income tax purposes, the Company recognizes rent expense pursuant to the terms of its lease with MCF and does not consolidate the assets, liabilities or the results of operations of MCF.

The cumulative losses of MCF exceeded the recorded minority interest of MCF during the first quarter of 2002.  The cumulative losses of the Synthetic Lease Investor exceeded the recorded minority interest of the Synthetic Lease Investor during the third quarter of 2001.  Since the cumulative losses of MCF and the Synthetic Lease Investor exceed the equity that was recorded as minority interest by the Company, the excess losses can no longer be allocated to the minority interest in the Company’s Consolidated Statements of Operations in 2002.  In the year ended December 31, 2002, the Company recorded minority interest expense of approximately $0.6 million as a result of a distribution made by MCF to its equity investors.

Cash and Cash Equivalents

The Company considers all highly liquid unrestricted investments with original maturities of three months or less to be cash equivalents.  The Company invests its available cash balances in short term money market accounts and commercial paper.

Accounts Receivable

The Company extends credit to the governmental agencies and other parties contracted with in the normal course of business.  Further, management of the Company regularly reviews outstanding receivables, and provides estimated losses through an allowance for doubtful accounts.  In evaluating the adequacy of this allowance for doubtful accounts, management makes judgments regarding its customers’ ability to make required payments, economic events and other factors.  As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

At December 31, 2002, accounts receivable include costs totaling approximately $1.4 million for direct costs incurred by the Company since the issuance of a Stop-Work Order by the Federal Bureau of Prisons (“BOP”) in June 1999 for payroll and other operating costs related to the Moshannon Valley Correctional Center.  These costs were incurred at the direction of the BOP with the understanding that such costs would be reimbursed.  Although no formal written agreement exists, management believes that these costs will be reimbursed by the BOP.  In the event any portion of these costs are not reimbursed by the BOP, such costs will be expensed.  See Note 12 to the Consolidated Financial Statements.

Restricted Assets

Included in restricted assets at December 31, 2002 and 2001 was approximately $12.4 million and $10.2 million, respectively, of MCF’s restricted cash accounts.  MCF’s restricted accounts are comprised principally of a debt service fund used to segregate rental payment funds from the Company to MCF for MCF’s semi-annual debt service.  MCF’s funds are invested in short term certificates of deposit, money market accounts and commercial paper.

For certain facilities, the Company maintains bank accounts for restricted cash belonging to offenders or residents, commissary operations and an equipment replacement fund used in state programs.  These bank accounts and commissary inventories are collectively referred to as restricted assets and the corresponding obligations are included in accrued liabilities in the accompanying financial statements.  Restricted inmate accounts were approximately $2.1 million  and $2.2 million at December 31, 2002 and 2001, respectively.

Included in restricted assets at December 31, 2002 and 2001 was approximately $300,000 and $3.6 million of assets held in a rabbi trust for a deferred bonus plan.  See Note 10 to the Consolidated Financial Statements.

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

Capitalized Interest

The Company capitalizes interest on facilities while under development and construction.  Interest capitalized for the years ended December 31, 2002, 2001 and 2000 was approximately $823,000, $1.3 million and $2.0 million, respectively.

Debt Service Reserve Fund

The debt service reserve fund was established at the closing of MCF’s bond issuance and is to be used solely for MCF’s debt service to the extent that funds in MCF’s debt services are insufficient.  The debt service reserve fund is invested in short term commercial instruments and earns a guaranteed rate of return of 3.0%.  See Note 11 to the Consolidated Financial Statements.

Intangible Assets

Reference is made to Note 3 to the Consolidated Financial Statements for a discussion of the Company’s policies regarding intangible assets.

Deferred Costs

Costs incurred related to obtaining debt financing are capitalized and amortized over the term of the related indebtedness.  At December 31, 2002 and 2001, the Company and its consolidated special purpose entities had net deferred debt issuance costs of approximately $7.5 million and $9.0 million, respectively.

Realization of Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  For assets held and used in operations, SFAS No. 144 follows the framework established in SFAS No. 121, which provides for the evaluation of impairment based on management’s estimates of future operating results and cash flows.  The Company’s adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company’s financial position and results of operations.  As of December 31, 2002, management of the Company believes that its long-lived assets are realizable and that no impairment allowance is necessary.

Revenue Recognition

Substantially all revenues are derived from contracts with federal, state and local government agencies, which pay either per diem rates based upon the number of occupant days or hours served for the period, on a take-or-pay basis or cost-plus reimbursement.  Revenues are recognized as services are provided under established contractual agreements.

Management believes its revenue recognition practices are in conformity with the guidelines prescribed in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition.”

Income Taxes

The Company utilizes the liability method of accounting for income taxes as required by SFAS No. 109, “Accounting for Income Taxes.”  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates.  In providing for deferred taxes, management considers current tax regulations, estimates of future taxable income and available tax planning strategies.  If tax regulations, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required.

Use of Estimates

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The purpose of these financial statements require that management make certain estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.  Management of the Company evaluates its estimates on an on-going basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  The assets and liabilities and the results of operations of the synthetic lease owned by the Synthetic Lease Investor and of MCF have been consolidated in the Company’s accompanying consolidated financial statements.  The significant estimates made by management in the accompanying financial statements include the allowance for doubtful accounts, accruals for insurance and legal costs and the realizability of long-lived assets.

Business Concentration

Contracts with federal, state and local governmental agencies account for nearly all of the Company’s revenues.  The loss of, or a significant decrease in, business from one or more of these governmental agencies could have a material adverse effect on the Company’s financial condition and results of operations.  For the years ended December 31, 2002, 2001 and 2000, 20.9%, 20.2% and 21.4%, respectively, of the Company’s consolidated revenues were derived from contracts with the BOP, the only customer constituting more than 10.0% of revenues during each of these periods.

Insurance Coverage

The Company maintains insurance coverage for various aspects of its business and operations.  The Company retains a portion of the losses that occur through the use of deductibles and retention under the self-insurance programs.  Management regularly reviews the estimates of reported and unreported claims and provides for losses through insurance reserves.  As claims develop and additional information becomes available, adjustments to loss reserves may be required.

Financial Instruments

The Company considers the fair value of all its financial instruments not to be materially different from their reported carrying values at the end of each year based on management’s estimate of the Company’s ability to borrow funds under terms and conditions similar to those of the Company’s existing debt.

Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).  In accordance with the provisions of APB No. 25, stock-based employee compensation cost is not reflected in net income, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant.  The following table illustrates in accordance with SFAS No. 148 the effect of net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, expect per share amounts):

	Year Ended December 31,
	2002	2001	2000

Net income, as reported	$6,362	$4,659	$7,969
Less: total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax
effects (1)	1,925	1,636	1,876
Pro forma net income	$4,437	$3,023	$6,093
Earnings per share:
Basic, as reported	$.49	$.48	$.85
Basic, pro forma	.34	.31	.65
Diluted, as reported	.48	.46	.84
Diluted, pro forma	.34	.30	.64

Weighted-average fair value per share
of options granted (1)	$6.87	$6.77	$3.03

(1)           See Note 10 for additional information regarding the computations presented above.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution from common stock equivalents such as stock options and warrants.  For the year ended December 31, 2002,  2001 and 2000, there were 363,903 shares ($16.28 average price), 249,603 shares ($27.31 average price)  and 593,604 shares ($12.36 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

Derivative Instruments

Derivative instruments are recognized in accordance with the provisions of SFAS Nos. 133 and 138, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  The Company has only entered into derivative contracts that are classified as hedged derivatives.  These hedged derivatives are recorded at their fair value with changes in fair value reported in other comprehensive income.  See Note 11 to the Consolidated Financial Statements.

Reclassifications

Certain reclassifications have been made to the prior period financial statements contained herein to conform to current year presentation.  The restricted cash in the rabbi trust related to the deferred bonus plan of approximately $3.6 million as of December 31, 2001 has been reclassified from cash to restricted assets in the accompanying Consolidated Balance Sheets and Consolidated Statements of Cash Flows.  Additionally, principal and interest payments made by MCF from the restricted debt service fund have been reclassified  to a non-cash activity as payments were made out of restricted assets and rent payments made by the Company into the debt service fund have been reclassed to a financing activity in the Consolidated Statements of Cash Flows.  Also, changes in minority interest in consolidated special purpose entities, other than the initial funding by the minority interest holder, have been reclassified from an investing activity to an operating activity in the Consolidated Statements of Cash Flows.

3.             CHANGES IN ACCOUNTING PRINCIPLES

Change in Accounting Principle Effective January 1, 2002

Effective January 1, 2002 the Company adopted the new requirement of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”.  The new rules under these statements require that the purchase method of accounting be used for all business combinations and specifies the criteria for the recognition of intangible assets separately from goodwill.  Under the new rules, goodwill is no longer amortized but is subject to an impairment test  annually.  Other intangible assets that meet the new criteria under the new rules will continue to be amortized over their remaining useful lives.

The following table reflects, on a pro forma basis, the results of operations as though goodwill was no longer amortized, as a result of the adoption of SFAS No. 142, as of January 1, 2000 (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000

Reported income before extraordinary charge and cumulative effect of changes in accounting principles	$7,327	$6,835	$7,969
Goodwill amortization, net of tax	—	518	523
Adjusted income before extraordinary charge and cumulative effect of changes in accounting principles	$7,327	$7,353	$8,492

Reported net income	$6,362	$4,659	$7,969
Goodwill amortization, net of tax	—	518	523
Adjusted net income	$6,362	$5,177	$8,492

Basic earnings per share:
Adjusted income before extraordinary charge and cumulative effect of changes in accounting principles	$.57	$.76	$.91
Adjusted net income	$.49	$.54	$.91

Diluted earnings per share:
Adjusted income before extraordinary charge and cumulative effect of changes in accounting principles	$.55	$.73	$.89
Adjusted net income	$.48	$.51	$.89

The Company determined the fair market value of the applicable reporting unit’s net assets in accordance with SFAS No. 142 and recorded a cumulative effect of change in accounting principle charge of approximately $965,000, net of an income tax benefit of approximately $671,000, at January 1, 2002 for the impairment of goodwill as a result of the adoption of SFAS No. 142.

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

	Adult Secure
		Juvenile	Pre-Release	Total

Balance as of December 31, 2001	$1,509	$1,915	$5,933	$9,357
Impairment charge	—	(855)	(781)	(1,636)
Balance as of December 31, 2002	$1,509	$1,060	$5,152	$7,721

At December 31, 2002, management believes there is not an impairment to the Company’s existing goodwill.

Other intangible assets at December 31, 2002 and 2001 consisted of the following (in thousands):

	2002	2001

Non-compete agreements	$8,300	$8,180
Accumulated amortization	(2,959)	(2,081)
Non-compete agreements, net	$5,341	$6,099

Amortization expense for the Company’s non-compete agreements was approximately $878,000 for each of the years ended December 31, 2002, 2001 and 2000.  Amortization expense for the Company’s non-compete agreements is expected to be approximately $878,000 for each of the next five years.

Change in Accounting Principle Effective January 1, 2001

Effective January 1, 2001, the Company changed its method of accounting for durable supplies whereby the Company capitalizes durable operating supply purchases such as uniforms, linens and books and amortizes these costs to operating expense over an estimated period of benefit of 18 months.  Effective January 1, 2001, the Company capitalized a portion of previously expensed durable operating supplies and, as a result, recognized a benefit of approximately $770,000 (net of an income tax benefit of approximately $535,000) which has been reflected as a cumulative effect of a change in accounting principle in the accompanying Consolidated Statements of Operations and Comprehensive Income.  For the year ended December 31, 2000 the pro forma impact of this change in accounting would have been immaterial.

4.             NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) which requires entities to recognize the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets in the period incurred, if a reasonable estimate of the fair value can be made. The Company adopted SFAS No. 143 in January 2003.  Management believes there will be no material effect on the Company’s financial position, results of operations or stockholders’ equity as a result of the adoption of this new pronouncement.

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections,” effective for fiscal years beginning after May 15, 2002 (“SFAS No. 145”).  SFAS No. 145 rescinds SFAS Nos. 4, 44, 64 and amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale and leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale and leaseback transactions.  Additionally, SFAS No. 145 requires gains and losses on the extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4.  The Company adopted SFAS No. 145, as required, on January 1, 2003.  The Company recorded an extraordinary charge of approximately $0.5 million, net of income tax of $0.3 million, in the third quarter of 2001 for the early retirement of debt.  Additionally, in the fourth quarter of 2001, the Company recognized an extraordinary charge of approximately $2.9 million, net of income taxes of $2.0 million, for the write-off of the related unamortized deferred debt issuance costs, debt discount and assessed contractual prepayment fees as a result of the early retirement of the Company’s subordinated notes.  As a result of the adoption of the provisions of SFAS No. 145, for financial reporting periods subsequent to December 31, 2002, gains and losses on the extinguishment of debt previously reflected as an extraordinary charge will be reclassified to an expense from continuing operations before income taxes.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), which addresses the financial accounting and reporting associated with exit or disposal activities initiated after December 31, 2002.  Under SFAS No. 146, costs associated with an exit or disposal activity should be recognized and measured at the fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan.  The Company is required to adopt SFAS No. 146 for all exit and disposal activities initiated after December 31, 2002.  Management believes there will be no material effect on the Company’s financial position, results of operations or stockholders’ equity as result of the adoption of this new pronouncement.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 148 provides two additional alternative transition methods for recognizing an entity’s voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements and (3) include those disclosures in interim financial statements.  SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002 and the related disclosures are contained in Note 10 to these financial statements.  The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002.  The Company has adopted the annual disclosure provisions of SFAS No. 148 in these financial statements.  See Note 2 to the Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee.  The provisions related to the disclosure requirements are effective for financial statement periods ending after December 15, 2002.  The provisions related to recognition and measurement of guarantees are effective for financial statement periods beginning after December 31, 2002 on a prospective basis.  The Company has adopted the disclosure provisions of FIN 45 in these financial statements.  The Company adopted the provisions related to the recognition and measurement of guarantees as of January 1, 2003.

Management believes such provisions will not have a significant impact on the Company’s results of operations or financial position.  See Note 8 and 9 to the Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation of variable interest entities as defined in the Interpretation.  FIN 46 requires an assessment of equity investments to determine if they are variable interest entities.  FIN 46 is effective immediately for all variable interest entities created after January 31, 2003.  For variable interest entities created before February 1, 2003, the provisions of FIN 46 must be applied no later than the beginning of the first interim period or annual reporting period beginning after June 15, 2003.   In addition, if it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity, the enterprise must discuss the following information in all financial statements issued after January 31, 2003: (1) the nature, purpose, size or activities of the variable interest entity and (2) the enterprise’s maximum exposure to loss as a result of its involvement with the variable interest entity.  The Company’s adoption of FIN 46 does not change the Company’s accounting for the 2000 synthetic lease transaction and the 2001 Sale and Leaseback Transaction which are consolidated for reporting purposes.  It is reasonably possible that the Company may enter into future arrangements for the development of new facilities or to operate facilities which may become subject to the provisions of FIN 46 and, in some cases, may be required to consolidate the related activities, facilities and financings.

5.             PROPERTY AND EQUIPMENT

Property and equipment were as follows (in thousands)

	December 31,
	2002	2001

Land	$26,354	$25,382
Prepaid facility use	71,323	71,323
Buildings and improvements	154,910	151,354
Furniture and equipment	17,328	11,489
Construction in progress	16,364	15,681
	286,279	275,229
Accumulated depreciation and amortization	(30,829)	(21,986)
	$255,450	$253,243

                Construction in progress at December 31, 2002 and 2001 consisted primarily of construction costs attributable to the Moshannon Valley Correctional Center.

                The Company evaluates realization of property and equipment pursuant to the provision of SFAS No. 144.  In connection with the Company’s evaluation, management makes judgments regarding future operating results and cash flows associated with individual facilities.  Additionally, should management decide to sell a facility, realization is evaluated based on the estimated sales price.  The Company is currently evaluating alternatives for the New Morgan Academy and negotiating a revised contract with the BOP for the Moshannon Valley Correctional Center.  Realization of the Company’s investment in both of these facilities is based on management’s judgements and expectations related to legislative activities, economic events and other factors.  Management has also evaluated the realization of its other facilities and does not believe that an impairment exists related to any of the Company’s facilities as of December 31, 2002.

                During the fourth quarter of 2000, the Company entered into a license agreement with a construction contractor that conveyed certain rights to the design of an adult secure institution.  As a result, a non-recurring license agreement payment of $950,000 was recognized as revenue by the Company in 2000.  The

Company has not licensed such designs in prior years and does not expect to generate significant revenues from such activity in future periods.

6.            DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                Accounts Payable and Accrued Liabilities

                Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2002	2001

Accounts payable	$10,910	$12,317
Accrued compensation	6,668	7,281
Accrued interest payable	6,728	6,366
Accrued insurance	3,598	2,532
Resident funds	2,064	2,370
Other	2,654	3,068
	$32,622	$33,934

Allowance for Doubtful Accounts

The changes in the Company's allowance for doubtful accounts for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Balance at beginning of period	$3,068	$2,578	$3,002
Provision for bad debts	1,246	1,339	2,416
Write-offs of bad debt accounts	(2,076)	(849)	(2,840)
Balance at end of period	$2,238	$3,068	$2,578

7.             INCOME TAXES

                The following is an analysis of the Company’s deferred tax assets and liabilities (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Accrued liabilities and allowances	$3,589	$2,256
Deferred compensation	427	325
Other	718	552
	4,734	3,133
Deferred tax liabilities:
Depreciation and amortization	4,894	5,053
Prepaid expenses	716	459
Other	778	1,234
	6,388	6,746
Net deferred tax liability	$(1,654)	$(3,613)

                The components of the Company’s income tax provision were as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000

Current provision (benefit)	$6,240	$(191)	$3,413
Deferred provision (benefit)	(1,959)	3,637	2,125
	$4,281	$3,446	$5,538

Continuing operations	$4,952	$4,958	$5,538
Extraordinary charge	—	(2,047)	—
Cumulative effect of changes in accounting principles	(671)	535	—
	$4,281	$3,446	$5,538

                The following is a reconciliation of income taxes at the statutory federal income tax rate of 35% to the income tax provision recorded by the Company (in thousands):

	Year Ended December 31,
	2002	2001	2000

Computed taxes at statutory rate	$3,725	$2,648	$4,728
Amortization of non-deductible intangibles	—	119	129
State income taxes, net of federal benefit	380	562	460
Other	176	117	221
	$4,281	$3,446	$5,538

8.             CREDIT FACILITIES

                The Company’s long-term debt consisted of the following (in thousands):

	December 31,
	2002	2001

Debt of Cornell Companies, Inc.:
Capital lease obligations	$37	$85
Subtotal	$37	$85

Debt of Special Purpose Entities:
Synthetic Lease Investor Note A due July 2005
with an interest rate of LIBOR plus 3.25%	$41,117	$40,197
Synthetic Lease Investor Note B due July 2005
with an interest rate of LIBOR plus 3.50%	8,134	7,971
8.47% Bonds due 2016	190,600	197,400
Subtotal	$239,851	$245,568

Consolidated total debt	$239,888	$245,653

Less: current maturities	(7,630)	(6,885)

Consolidated long-term debt	$232,258	$238,768

                The Company’s 2000 Credit Facility, as amended, provides for borrowings of up to $45.0 million under a revolving line of credit.  The commitment amount is reduced by $1.6 million quarterly beginning in July 2002 and by outstanding letters of credit.  Accordingly, the available commitment amount under the amended 2000 Credit Facility was approximately $36.7 million at December 31, 2002.  The Company had outstanding letters of credit of approximately $5.1 million at December 31, 2002.  The amended 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 2.0%, or a rate which is 3.0% above the applicable LIBOR rate.  The amended 2000 Credit Facility is collateralized by substantially all of the Company’s assets, including the stock of all of the Company’s subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain leverage, net worth and debt service coverage covenants.  Additionally, the Company is limited to $2.5 million annually for the repurchase of its common stock an aggregate limit of $7.5 million.  The Company has obtained a waiver from the lenders under the amended 2000 Credit Facility regarding the pending contractual default for the Moshannon Valley Correctional Center’s construction delay.  This waiver is effective through October 31, 2004.  Included in the Company’s cash and cash equivalents at December 31, 2002 is approximately $39.4 million that is invested in a separate account that is available to the Company for investment purposes or working capital with the approval of the lenders under the amended 2000 Credit Facility.  This separate account is maintained, in part, to assure future credit availability.

                Additionally, the amended 2000 Credit Facility provides the Company with the ability to enter into synthetic lease agreements for the acquisition or development of operating facilities.  This synthetic lease financing arrangement provides for funding to the lessor under the operating leases of up to $100.0 million, of which approximately $51.0 million had been utilized as of December 31, 2002.  The Company expects to utilize the remaining capacity under this synthetic lease financing arrangement to complete construction of the Moshannon Valley Correctional Center.  The Synthetic Lease Investor’s Note A and Note B have total credit commitments of $81.4 million and $15.1 million, respectively.  The Company pays commitment fees at a rate of 0.5% annually for the unused portion of the synthetic lease financing capacity.  The Synthetic Lease Investor’s Notes A and B are cross-collateralized with the Company’s revolving line of credit and contain cross-default provisions.

                On August 14, 2001, MCF issued $197.4 million of 8.47% taxable revenue bonds due August 1, 2016.  Interest on the bonds is payable by MCF semi-annually on February 1 and August 1, commencing February 1, 2002, and principal is due in escalating annual installments commencing August 1, 2002.

                On August 14, 2001, the Company repaid the $50.0 million of outstanding 7.74% Senior Secured Notes with a portion of the proceeds from the 2001 Sale and Leaseback Transaction.

                On November 30, 2001 the Company completed an offering of its common stock.  Net proceeds from the sale of 3,450,000 of newly issued shares were approximately $43.8 million.  The Company used a portion of the proceeds to repay outstanding borrowings of $39.4 million and retire the notes under the Company’s Note and Equity Purchase Agreements (the “Subordinated Notes”) entered into in July 2000.

                As a result of the early retirement of the Subordinated Notes during the fourth quarter of 2001, the Company recognized an extraordinary charge of $2.9 million, net of income taxes of $2.0 million, due to the write-off of the related unamortized deferred debt issuance costs, debt discount and assessed contractual prepayment fees. As a result of the adoption of the provisions of SFAS No. 145, for financial reporting periods subsequent to December 31, 2002, gains and losses on the extinguishment of debt previously reflected as an extraordinary charge will be reclassified to an expense from continuing operations before income taxes.

                Scheduled maturities of long-term debt were as follows (in thousands):

		Synthetic Lease Investor
	Cornell Companies, Inc.
			MCF	Consolidated

For the year ending December 31,
2003	$37	$—	$7,600	$7,637
2004	—	—	8,300	8,300
2005	—	49,251	9,000	58,251
2006	—	—	9,700	9,700
Thereafter	—	—	156,000	156,000
Total	$37	$49,251	$190,600	$239,888

The Company has certain guarantees that are required to be disclosed under FIN 45.  The Company has arranged for letters of credit to be issued under the amended 2000 Credit Facility primarily to meet requirements for certain workers’ compensation insurance obligations.  The Company had outstanding letters of credit of approximately $5.1 million at December 31, 2002.  These letters of credit expire annually.

9.             COMMITMENTS AND CONTINGENCIES

Financial Guarantee

During the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and provide general indemnifications.  The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred.  However, based on experience, the Company believes the risk of loss to be remote.

Operating Leases

The Company leases office space, certain facilities and furniture and equipment under long-term operating leases.  Rent expense for all operating leases for the years ended December 31, 2002, 2001 and 2000, was approximately $9.0 million, $11.4 million and $9.7 million, respectively.

Under the amended 2000 Credit Facility, the Company entered into an operating lease agreements that are considered to be a virtual special purpose entity for the acquisition or development of operating facilities.  This synthetic lease financing arrangement provides for funding from the virtual special purpose entity under the operating leases of up to $100.0 million, of which approximately $51.0 million had been utilized as of December 31, 2002.  The remaining capacity under this synthetic lease financing arrangement is expected to be utilized to complete the construction of the Moshannon Valley Correctional Center.  At December 31, 2002, approximately $16.1 million of had been utilized under this synthetic lease financing arrangement for construction costs for the Moshannon Valley Correctional Center.  The leases under this arrangement each have a term of the lesser of five years or July 2005, include purchase and renewal options, and provide for residual value guarantees for each lease that average 81.4% of the total cost and would be due by the Company upon termination of the leases.  Upon termination of a lease, the Company could either exercise a purchase option, or the facilities could be sold to a third party.  The Company expects the fair market value of the leased facilities to substantially reduce or eliminate the Company’s potential obligation under the residual value guarantee.  At December 31, 2002, there were two operating leases under this arrangement.  Lease payments under the lease financing arrangements are variable and are adjusted for changes in interest rates.

Because the long-term debt of the virtual special purpose entity related to the lease agreements described above and of MCF is consolidated in the Company’s financial statements as described in Note 2 and 8 to the Consolidated Financial Statements, the related rental commitments under these leases are not included in the table below.

In November 1999, the Company entered into an agreement for the sale and leaseback of certain of its furniture and equipment.  The Company has purchase and lease renewal options at projected future fair market values under this agreement.  The lease is classified as an operating leases.  At the date of sale, furniture and equipment with carrying values totaling approximately $11.8 million were sold and the gain realized on the sale totaling approximately $7.3 million was deferred and is being amortized as a credit to rent expense over the lease term.

As of December 31, 2002, the Company had the following rental commitments under noncancelable operating leases (in thousands):

For the year ending December 31,
2003	$7,335
2004	2,646
2005	1,833
2006	1,107
2007	842
Thereafter	17,621
Total	$31,384

401(k) Plan

The Company has a defined contribution 401(k) plan.  The Company’s matching contribution currently represents 50% of a participant’s contribution, up to the first 6% of the participant’s salary.  For the years ended December 31, 2002, 2001 and 2000, the Company recorded contribution expense of approximately $1.2 million, $1.1 million and $923,000, respectively.

Legal Proceedings

In March and April 2002, the Company, Steven W. Logan, and John L. Hendrix, were named as defendants in four Federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division.  The aforementioned lawsuits are putative class action lawsuits brought on behalf of all purchasers of the Company’s common stock between March 6, 2001 and March 5, 2002.  The lawsuits involve disclosures made concerning two prior transactions executed by the Company: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction.  These four lawsuits have all been consolidated into the Graydon Williams action.  Recently, the Court granted Flyline Partners, LP’s motion to be appointed as lead plaintiff and Flyline Partners, LP has filed a consolidated complaint.  The consolidated complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, Section 20(a) of the Exchange Act and Section 11 of the Securities Exchange Act of 1933.  The consolidated complaint seeks, among other things, restitution damages, compensatory damages, rescission or rescissory measure of damages, costs, expenses, attorneys’ fees and expert fees.  The Company believes that it has good defenses to each of the plaintiffs’ claims and intends to vigorously defend against each of the claims.

In March 2002, the Company, its directors, and its former independent auditor Arthur Andersen LLP, were sued in a derivative action styled as William Williams, Derivatively and on Behalf of Nominal Defendant Cornell Companies, Inc. v. Anthony R. Chase, et al., No. 2002-15614, in the 127th Judicial District Court of Harris County, Texas.  The lawsuit alleges breaches of fiduciary duty by all of the individual defendants and asserts breach of contract and professional negligence claims only against Arthur Andersen LLP.  The Company believes that it has good defenses to each of the plaintiff’s claims and intends to vigorously defend against each of the claims.

In May and June 2002, the Company and its directors were sued in three other derivative lawsuits styled as follows: (1) Juan Guitierrez, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1812, in the United Stated District Court for the Southern District of Texas, Houston Division; (2) Thomas Pagano, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1896, in the United Stated District Court for the Southern District of Texas, Houston Division; and (3) Jesse Menning, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. 2002-28924, in the 164th Judicial District Court of Harris County, Texas.  These lawsuits all allege breaches of fiduciary duty and waste of corporate assets by all of the defendants.  A motion to dismiss the Guitierrez and Pagano lawsuits was filed.  The court dismissed the Pagano action as duplicative of the Guitierrez action.  The motion to dismiss the Guitierrez action is still pending.  The Company believes that it has good defenses to each of the plaintiffs’ claims and intend to vigorously defend against each of these claims.

While the plaintiffs in these cases have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, operating results or cash flow.

The Company currently and from time to time is subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries or for wrongful restriction of, or interference with, offender privileges and employment matters.

10.          STOCKHOLDERS’ EQUITY

Common Stock Offering

On November 30, 2001, the Company completed an offering of its common stock.  Net proceeds to the Company from the sale of the 3,450,000 shares of newly issued Common Stock were approximately $43.8 million.  Proceeds from the offering were used to repay indebtedness of $39.4 million with the remainder for general working capital purposes.

Stockholder Rights Plan

On May 1, 1998, the Company adopted a stockholder rights plan.  Under the plan, each stockholder of record at the close of the business day on May 11, 1998, received one Preferred Stock Purchase Right (“Right”) for each share of common stock held.  The Rights expire on May 1, 2008.  Each Right initially entitles the stockholder to purchase one one-thousandth of a Series A Junior Participating Preferred Share for $120.00.  Each Preferred Share has terms designed to make it economically equivalent to one thousand common shares.  The Rights will become exercisable only in the event a person or group acquires 15% or more of the Company’s common stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning 15% or more of the Company’s common stock.  If a person or group acquires a 15% or more position in the Company, each Right (except those held by the acquiring party) will then entitle its holder to purchase, at the exercise price, common stock of the Company having a value of twice the exercise price.  The effect will be to entitle the holder to buy the common stock at 50% of the market price.  Also, if following an acquisition of 15% or more of the Company’s common stock, the Company is acquired by that person or group in a merger or other business combination transaction, each Right would then entitle its holder to purchase common stock of the acquiring company having a value of twice the exercise price.  The effect will be to entitle the Company’s stockholders to buy stock in the acquiring company at 50% of the market price.  The Company may redeem the Rights at $0.01 per Right at any time prior to the acquisition of 15% or more of its common stock by a person or group.

Preferred Stock

Preferred stock may be issued from time to time by the Board of Directors of the Company, which is responsible for determining the voting, dividend, redemption, conversion and liquidation features of any preferred stock.

Options

In December 2000, the Company adopted the 2000 Broad-Based Employee Plan (“2000 Plan”).  Pursuant to the 2000 Plan, the Company may grant non-qualified stock options for up to the greater of 515,232 shares or 4% of the aggregate number of shares of common stock outstanding.  The 2000 Plan options vest up to five years and expire ten years from the grant date.  In May 1996, the Company adopted the 1996 Stock Option Plan and amended and restated the plan in April 1998 (“1996 Plan”).  Pursuant to the 1996 Plan, the Company may grant non-qualified and incentive stock options for up to the greater of 1,932,119 shares or 15.0% of the aggregate number of shares of common stock outstanding.  The 1996 Plan options vest up to seven years and expire seven to ten years from the grant date.  The Compensation Committee of the Board of Directors, which is comprised of independent directors,  is responsible for determining the exercise price and vesting terms for the granted options.  The 1996 Plan and 2000 Plan option exercise prices can be no less than the market price of the Company’s common stock on the date of grant.

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

The following is a summary of the status of the Company’s 2000 Plan, 1996 Plan and other options at December 31, 2002, 2001 and 2000, and changes during the years then ended:

	2002		2001		2000
		Weighted Average Exercise Price		Weighted Average Exercise Price		Weighted Average Exercise Price

	Shares		Shares		Shares

Outstanding at beginning of year	1,178,624	$7.98	1,294,048	$7.70	1,242,637	$11.46
Granted	388,400	10.87	70,000	9.76	378,877	5.30
Exercised	(95,059)	2.11	(156,923)	5.64	(10,000)	2.50
Forfeited or canceled	(62,120)	13.99	(28,501)	12.26	(317,466)	19.74
Outstanding at end of year	1,409,845	9.20	1,178,624	7.98	1,294,048	7.70

Exercisable at end of year	681,787	8.65	602,839	7.61	619,673	6.79

Weighted average fair value of options granted		$6.87		$6.77		$3.03

The following table summarizes information about the Company’s outstanding stock options at December 31, 2002:

				Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Pr-ice

			Number Outstanding
Range of Exercise Prices

$3.75	to	$5.64	492,442	6.6	$4.68	320,247	$4.80
7.59	to	9.99	233,000	8.7	9.19	125,000	8.56
10.13	to	15.19	530,900	7.2	11.37	139,700	12.33
15.60	to	24.38	153,503	7.2	16.18	96,840	16.19
			1,409,845			681,787

For purposes of the pro forma disclosures in Note 2, under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model.  The following weighted average assumptions were used for grants in 2002, 2001 and 2000, respectively:  risk-free interest rates of 5.1%, 5.0% and 5.4%; dividend rates of $0, $0 and $0; expected lives of 7.0, 10.0 and 6.6 years; expected volatility of 57.58%, 53.35% and 52.76%.

The Black-Scholes option pricing model and other existing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferrable.  In addition, option valuation models require the input of, and are highly sensitive to, subjective assumptions including the expected stock price volatility.  The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

Notes from Shareholders

On July 8, 1996, the Company’s former president (see below) and the Company founder, currently a director of the Company, each exercised options to purchase an aggregate 82,750 and 137,110, respectively, of shares of Class A Common Stock and Class B Common Stock at an aggregate price of $180,638 and $274,220, respectively.  In connection with each exercise, each former officer entered into a promissory note with the Company for the respective aggregate exercise amounts.  The promissory notes bear interest at an annual rate of 6.63%, mature in June 2004 with no interim interest or principal payments, are full recourse and collateralized by shares of the Company’s common stock.  In September 2002, the Company purchased at fair value 35,000 shares of its common stock from the Company’s former president at a cost of approximately $283,000.  In connection with that stock purchase, the Company’s former president repaid $283,000 representing the accrued interest and a portion of the outstanding related principal former loan balance.  Additionally, in December 2002, the Company’s former president surrendered stock options with a fair value of approximately $77,000 which was used to repay a portion of his remaining balance.  The fair value of these stock options were expensed by the Company in the year ended December 31, 2002.  At December 31, 2002, the balance due from the Company’s former president aggregated approximately $23,000 and the balance of principal and interest due from the Company’s founder aggregated approximately $419,000.  The Company recognized approximately $41,000, $42,000 and $39,000 of interest income related to these shareholder notes for the years ended December 31, 2002, 2001 and 2000, respectively.

Treasury Stock

During the years ended December 31, 2002 and 2001, the Company repurchased in the open market 242,100 and 90,900 shares, respectively, of its common stock under a share repurchase program at an aggregate cost of $2.2 million and $1.1 million, respectively.  Additionally, in September 2002, the Company purchased at fair value 35,000 shares of its common stock from the Company’s former president at a cost of approximately $283,000.  In 2002, the Board of Directors authorized the repurchase of an aggregate $10.0 million of the Company’s outstanding shares.  The annual repurchase of shares is limited to $2.5 million, and an aggregate limit of $7.5 million, under the Company’s amended 2000 Credit Facility.  Under the current aggregate limitation, the Company can purchase additional shares of treasury stock valued at approximately $2.0 million.

Employee Stock Purchase Plan

Effective as of January 1, 2000, the Company has an employee stock purchase plan whereby employees can make contributions to purchase the Company’s common stock.  Purchases of common stock are made annually at the lower of the beginning or end of year market value, less a 15.0% discount.  For the years ended December 31, 2002, 2001 and 2000, employee contributions of approximately $399,000, $214,000 and $97,000 were used to purchase 82,581, 46,767 and 13,585 shares, respectively, of the Company’s common stock.

Deferred Bonus Plan

In the fourth quarter of 2001, the Company established a deferred bonus plan for certain employees.  Pursuant to the plan, approximately $4.7 million was deposited on behalf of individual participants into a rabbi trust account, which included approximately $3.6 million in cash and $1.1 million in Company treasury stock.  The treasury stock portion of the rabbi trust is to remain as treasury stock, while the participants may give investment directions to the trustee as to the cash portion, subject to certain limitations.  The investments of the rabbi trust represent assets of the Company and are included in the accompanying Consolidated Balance Sheets based on the nature of the assets held.  Assets placed into the rabbi trust are irrevocable; therefore they are restricted as to the Company’s use under the terms of the trust and the deferred bonus plan.  Amounts held in the rabbi trust are generally distributable upon vesting.  At December 31, 2002, restricted assets and other current assets included approximately $300,000 and $226,000, respectively, of deposits in a rabbi trust.  For the year ended December 31, 2001, restricted assets included $3.6 million of cash in a rabbi trust.  For the year ended December 31, 2002, approximately $1.3 million was paid from plan assets as a result of the removal of the Company’s former president from the plan due to his resignation as president in September 2002.  Additionally, approximately $1.0 million of deferred bonus plan assets were forfeited and returned to the Company as a result of his resignation.

The plan generally vests 100.0% upon the achievement of an aggregate amount of monthly credits (based on a fixed monthly earnings milestone) expected to occur at the end of five years beginning October 1, 2001.  Vesting will accelerate to 60.0% at the end of three years if certain earnings targets are achieved.  Based on the expected earnings period, compensation expense and the related compensation liability for the aggregate plan value are being recognized over five years.  To the extent the vesting is extended or accelerated based on the achievement of the financial milestones, recognition of compensation expense will be adjusted on a prospective basis.  For the years ended December 31, 2002 and 2001, the Company expensed approximately $92,000 and  $234,000, respectively, under the deferred bonus plan.

While periodic gains on the value of each participant’s investments held in the rabbi trust are recorded currently in income, an equal amount of compensation expense and related compensation liability is recorded, since participants are fully vested in such gains.  Periodic losses incurred by participants in their invested balances are recorded as incurred.  Such losses in excess of a participant’s recorded compensation expense are guaranteed by the participants with a full-recourse obligation to the Company.  These guarantees function to offset the loss on investments to the extent the obligations are not reserved for collectibility by the Company.

Amounts held in treasury stock have been recorded at cost.  An equal amount has been established as deferred compensation and additional paid-in capital in the accompanying statement of stockholders’ equity.  The balance in the deferred bonus plan is amortized to compensation expense over the expected vesting period of five years.

11.          DERIVATIVE FINANCIAL INSTRUMENTS AND GUARANTEES

Debt Service Reserve Fund and Debt Service Fund

In August 2001, MCF completed a bond offering to finance the 2001 Sale and Leaseback Transaction.  In connection with this bond offering, two reserve fund accounts were established by MCF pursuant to the terms of the indenture: (1) MCF’s Debt Service Reserve Fund, aggregating $24.2 million at December 31, 2002, was established to make payments on MCF’s outstanding bonds in the event the Company (as lessee) should fail to make the scheduled rental payments to MCF and (2) MCF’s Debt Service Fund, aggregating $12.4 million at December 31, 2002, used to accumulate the monthly lease payments that MCF receives from the Company until such funds are used to pay MCF’s semi-annual bond interest and annual bond principal payments.  Both reserve fund accounts are subject to the agreements with the MCF Equity Investors whereby guaranteed rates of return of 3.0% and 5.08%, respectively, are provided for in the balance of the Debt Service Reserve Fund and the Debt Service Fund.  The guaranteed rates of return are characterized as cash flow hedge derivative instruments.  At inception, the derivatives had an aggregate fair value of $4.0 million, which has been recorded as a decrease to the equity investment in MCF made by the MCF Equity Investors (“MCF minority interest”) and as a deferred liability in the accompanying Consolidated Balance Sheets.  Changes in the fair value of the derivative instruments are recorded as an adjustment to deferred income and reported as other comprehensive income in the accompanying Consolidated Statements of Operations and Comprehensive Income.  At December 31, 2002, the fair value of these derivative instruments was approximately $2.1 million.  As a result, the accompanying Consolidated Statements of Operations and Comprehensive Income include accumulated other comprehensive income of approximately $1.9 million. There is no difference between net income and comprehensive income for 2001 and 2000.

In connection with MCF’s bond offering, the MCF Equity Investor provided a guarantee of the Debt Service Reserve Fund if a bankruptcy of the Company were to occur and a trustee for the estate of the Company were to include the Debt Service Reserve Fund as an asset of the Company’s estate.  This guarantee is characterized as an insurance contract.

12.          CLOSED FACILITIES AND PROJECTS UNDER DEVELOPMENT

The New Morgan Academy was completed and became operational in two phases during the fourth quarter of 2000 and the first quarter of 2001.  In 2002, the New Morgan Academy  experienced a reduction in occupancy as a result of budget appropriation reductions of a significant customer in Pennsylvania.  On September 27, 2002, the Company announced plans to close the New Morgan Academy.  The Company consented to relinquish its license issued by the Pennsylvania Department of Public Welfare in lieu of the department implementing its decision to revoke the facility’s provisional license due to operating incidents at the facility.  The Company closed the facility in the fourth quarter of 2002 and is currently considering several alternatives for the reutilization of the facility for another type of program as well as possibly selling the facility.  The Company is maintaining a small staff to maintain the facility while the Company considers its options for the use or sale of the facility.

The carrying value of the property and equipment at the New Morgan Academy was approximately $31.3 million at December 31, 2002.  Currently, management of the Company is exploring several potential alternative uses for the facility.  Management performed a probability-weighted recoverability analysis and believes that, based on its analysis, the long-lived assets at the New Morgan Academy are recoverable from the range of alternative courses of action.  Accordingly, pursuant to the provisions of SFAS No. 144, an impairment allowance is not deemed necessary as of December 31, 2002.  However, management estimates that, were the Company to sell the facility, it is reasonably possible that the Company would not be able to fully recover the carrying value of its long-lived assets for this facility.

In April 1999, the Company was awarded a contract to design, build and operate a 1,095 bed prison for the BOP in Moshannon Valley, Pennsylvania (the “Moshannon Valley Correctional Center”).  Construction and activation activities commenced immediately.  In June 1999, the BOP issued a Stop-Work Order pending a re-evaluation of its environmental documentation supporting the decision to award the contract. The environmental study was completed with a finding of no significant impact and the Stop-Work Order was lifted by the BOP on August 9, 2001.

In September 1999, the Company received correspondence from the Office of the Attorney General of the Commonwealth of Pennsylvania indicating its belief that the operation of a private prison in Pennsylvania is unlawful.  The Company and the BOP have had discussions with the Attorney General’s staff regarding these and related issues.  As a result of these issues, the Company has not re-commenced its construction efforts.  As of December 31, 2002, the Company had incurred approximately $16.1 million for construction and land development costs and capitalized interest related to the Moshannon Valley Correctional Center.  According to the BOP contract, as amended, the Company must complete the construction of the project by April 15, 2003.  The Company will not be able to complete construction within that time frame.  The Company is currently obtaining contract amendments monthly from the BOP. The Company anticipates obtaining another long-term contract amendment from the BOP extending the construction deadline.  In the event the Company is not able to negotiate a contract amendment with the BOP, then the BOP may have the right to assert that the Company has not completed construction of the facility within the time frame provided in the BOP contract, as amended.  Management expects that the contract will be amended to address cost and construction timing matters resulting from the extended delay.  In the event that the BOP decides not to continue with the construction of the Moshannon Valley Correctional Center and terminates the contract, management believes that the Company has the right to and will recover its invested costs.  In the event any portion of these costs are determined not to be recoverable upon contract termination by the BOP, such costs would be expensed.  Management currently believes that the invested costs would be fully recoverable in the event of this contract being terminated.

At December 31, 2002, accounts receivable include costs totaling approximately $1.4 million for direct costs incurred by the Company since the issuance of the Stop-Work Order in June 1999 for incremental payroll and other operating costs related to the Moshannon Valley Correctional Center.  These costs were incurred at the direction of the BOP with the understanding that such costs would be reimbursed by the BOP.  Although no formal written agreement exists, management believes that these costs will be reimbursed by the BOP in the near term.  In the event any portion of these costs are determined not to be reimbursable, such costs will be expensed.

13.          RELATED PARTY TRANSACTIONS

One of the directors of the Company is a partner in a law firm that provides legal services to the Company.  The Company pays legal fees for such services.  Legal fees paid to this law firm were approximately $1.5 million, $2.7 million and $1.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.  The services rendered to the Company were on terms no more favorable than those with unrelated parties.

In July 1996, the Company entered into promissory notes with the Company’s former president and the Company’s founder, currently a director of the Company.  The promissory notes bear interest at an annual rate of 6.63%, mature in June 2004 with no interim interest or principal payments, are full recourse and collateralized by shares of the Company’s common stock.

In connection with the Company president’s resignation in September 2002,  the outstanding principal and interest balance of approximately $76,000 and $35,000, respectively, was repaid.  At December 31, 2002, the principal and related accrued interest receivable outstanding related to the Company founder’s  note was approximately $270,000 and $109,000.  These amounts are reflected in deferred costs and other assets in the accompanying Consolidated Balance Sheets.  The Company recognized approximately $29,000, $29,000 and $27,000 of interest income related to these notes for the years ended December 31, 2002, 2001 and 2000.

Effective September 1, 1999, the Company entered into a consulting agreement with the Company’s founder, currently a director of the Company.  As compensation for consulting services, the Company agreed to an annual payment of at least $255,000 for each of the first four years of the seven-year initial term of the consulting agreement with an annual salary of at least $180,000 for each of the last three years of the seven-year initial term of the consulting agreement.  The Company has an option to renew the consulting agreement for an additional three-year  term at an annual salary of at least $300,000 for each of the three years of the renewal term.  As additional compensation, the Company agreed to an annual bonus, subject to certain limitations, equal to $75,000 during the first four years of the seven-year initial term and an annual bonus of $60,000 during the last three years of the seven-year initial term and during any renewal term.  The Company also agreed to grant options to purchase an aggregate 120,000 shares of the Company’s common stock in four equal annual installments beginning September 1, 2000.  The options have an exercise price equal to the fair market value of the Company’s common stock on the date of grant and vest at the time such options are granted, subject to certain limitations on exercise.

As part of the consulting agreement discussed above, the Company entered into a non-compete agreement with this director.  The non-compete agreement has a term of 10 years and requires the Company to pay a monthly fee of  $10,000 for the seven-year initial term of the  consulting agreement.  The Company recognized amortization expense related to this agreement of approximately $84,000 for each of the years ended December 31, 2002, 2001 and 2000.

The Company maintains a key-man life insurance policy for this director and made payments related to this policy of approximately $214,000, $215,000 and $215,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company also compensated this director for board of director fees in amounts of $30,000, $22,000 and $24,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Total payments made for the above consulting and non-compete agreements, board of director fees and expense reimbursements for this director were approximately $477,000, $428,000 and $473,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company also has a non-compete agreement with a director of the Company in connection with the acquisition of The Abraxas Group, Inc. in September 1997.  Under this agreement, the Company is required to pay annual installments of $60,000 beginning January 2, 1998.  These payments can and have been accelerated upon the mutual agreement of the director and the Company.  The balance due on this non-compete agreement as of December 31, 2002 and 2001 was approximately $200,000 and $280,000, respectively.  The Company made payments under this agreement of approximately $80,000 and $200,000 for the years ended December 31, 2002 and 2001, respectively.  There were no payments made in the year ended December 31, 2000.

14.          SEGMENT DISCLOSURE

The Company’s three operating divisions are its reportable segments.  The adult secure institutional segment consists of the operation of secure adult incarceration facilities.  The juvenile segment consists of providing residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of ten and 17 who have either been adjudicated or suffer from behavioral problems.  The pre-release segment consists of providing pre-release and halfway house programs for adult offenders who are either on probation or serving the last three to six months of their sentences on parole and preparing for re-entry into society at large as well as community-based treatment and education programs as an alternative to incarceration.  All of the Company’s customers and long-lived assets are located in the United States of America.  The accounting policies of the Company’s reportable segments are the same as those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements.  Intangible assets are not included in each segment’s reportable assets, and the amortization of intangible assets is not included in the determination of a segment’s operating income.  The Company evaluates performance based on income or loss from operations before general and administrative expenses, incentive bonuses, amortization of intangibles, interest and income taxes.  Corporate and other assets are comprised primarily of cash, accounts receivable, deposits, property and equipment, deferred taxes, deferred costs and other assets.

The only significant noncash items reported in the respective segments’ income from operations is depreciation and amortization (excluding intangibles) (in thousands).

	Year Ended December 31,
	2002	2001	2000

Revenue:
Adult secure institutional	$99,549	$99,791	$91,163
Juvenile	124,967	116,262	86,033
Pre-release	50,629	49,197	48,854
Total revenue	$275,145	$265,250	$226,050

Depreciation and amortization:
Adult secure institutional	$3,558	$3,222	$2,873
Juvenile	2,615	2,149	1,285
Pre-release	1,391	1,451	1,164
Amortization of intangibles	878	1,525	1,528
Corporate and other	1,337	931	613
Total depreciation and amortization	$9,779	$9,278	$7,463

Income from operations:
Adult secure institutional	$26,586	$22,347	$20,126
Juvenile	17,402	16,857	11,371
Pre-release	11,609	10,514	11,983
Subtotal	$55,597	$49,718	$43,480
General and administrative expenses	(21,480)	(15,291)	(12,024)
Incentive bonuses	—	(1,000)	—
Amortization of intangibles	(878)	(1,525)	(1,528)
Corporate and other	(1,662)	(884)	(275)
Total income from operations	$31,577	$31,018	$29,653

Capital expenditures:
Adult secure institutional	$4,098	$4,083	$17,105
Juvenile	1,566	7,117	33,219
Pre-release	2,006	675	4,254
Corporate and other	3,444	2,293	2,214
Total capital expenditures	$11,114	$14,168	$56,792

Assets:
Adult secure institutional	$156,315	$155,085	$155,676
Juvenile	96,239	102,766	88,801
Pre-release	58,071	57,962	55,206
Intangible assets, net	13,062	15,456	16,861
Corporate and other	117,604	113,538	20,306
Total assets	$441,291	$444,807	$336,850

15.          SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Year
2002:
Revenues	$68,475	$69,077	$69,634	$67,959	$275,145
Income from operations	6,375	7,888	7,992	9,322	31,577
Income before cumulative effect of changes in accounting principles (1)	635	1,974	1,793	2,925	7,327
Net income (loss)	(330)	1,974	1,793	2,925	6,362
Earnings per share before cumulative effect of changes in accounting principles:
- Basic	$.05	$.15	$.14	$.23	$.57
- Diluted	$.05	$.15	$.14	$.21	$.55
Earnings per share:
- Basic	$(.03)	$.15	$.14	$.23	$.49
- Diluted	$(.03)	$.15	$.14	$.22	$.48

2001:
Revenues	$60,628	$65,745	$68,733	$70,144	$265,250
Income from operations	4,570	8,121	8,493	9,834	31,018
Income before extraordinary charge and cumulative effect of changes in accounting principles(2)(3)	54	2,129	1,909	2,743	6,835
Net income	824	2,129	1,431	275	4,659
Earnings per share before extraordinary charge and cumulative effect of changes in accounting principles:
- Basic	$.01	$.23	$.21	$.26	$.71
- Diluted	$.01	$.22	$.19	$.24	$.68
Earnings per share:
- Basic	$.09	$.23	$.15	$.03	$.48
- Diluted	$.09	$.22	$.14	$.02	$.46

2002 Balance Sheet Data:
Working capital	$99,915	$100,277	$92,749	$95,988	$95,988
Total assets	435,836	438,838	428,237	441,291	441,291
Long-term debt, net of current portion	239,310	239,310	231,724	232,258	232,258
Stockholders’ equity	153,024	154,745	158,330	159,952	159,952

2001 Balance Sheet Data:
Working capital	$35,526	$41,294	$88,584	$97,814	$97,814
Total assets	341,682	346,013	434,012	444,807	444,807
Long-term debt, net of current portion	201,155	206,686	276,718	238,768	238,768
Stockholders’ equity	105,478	106,771	109,209	153,104	153,104

(1)          The Company adopted SFAS No. 142 in January 2002 and recorded a net-of-tax charge of approximately $1.0 million as a cumulative effect of a change in accounting principle. See Note 3 to the Consolidated Financial Statements.

(2)          The Company early retired $50.0 million and $39.4 million outstanding of its Senior Secured Notes and Subordinated Notes in the third quarter and fourth quarter of 2001, respectively, and recorded net-of-tax extraordinary charges of $479,000 in the third quarter of 2001 and $2.5 million in the fourth quarter of 2001 as a result of the write-off of unamortized deferred debt issuance costs related to these credit facilities.  See Note 8 to the Consolidated Financial Statements.

(3)          The Company changed its method of accounting for durable supplies effective January 1, 2001 and recorded a net-of-tax benefit of approximately $770,000 as a cumulative effect of a change in accounting principle.  See Note 3 to the Consolidated Financial Statements.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

On May 30, 2002, upon the recommendation of the Company’s Audit Committee, the Board of Directors approved the dismissal of Arthur Andersen LLP (“Arthur Andersen”) as the Company’s independent auditors and the appointment of PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) to serve as the Company’s independent auditors for the year ending December 31, 2002.  The change in auditors is effective immediately.

Arthur Andersen’s reports on the Company’s consolidated financial statements as of and the years ended December 31, 2001and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the two fiscal years ended December 31, 2001 and through May 30, 2002 there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Arthur Andersen with a copy of the foregoing disclosures.  Arthur Andersen provided the Company with a letter, dated May 31, 2002, stating its agreement with such statements.

During the two fiscal years ended December 31, 2001 and through May 30, 2002 the Company did not consult PricewaterhouseCoopers with respect to the application of generally accepted accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Items 10, 11, 12 and 13 of Part III have been omitted from this report because the Company will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or a Form 10-K/A.  The information required by Items 10, 11, 12 and 13 of this report, which will appear in the definitive proxy statement and/or the Form 10-K/A, is incorporated by reference into Part III of this report.

ITEM 14.                      DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this annual report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the principal executive officer and the principal financial officer have concluded that these controls and procedures are effective.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange

Act is recorded, processed, summarized and reported, within the time periods specified under the Exchange Act.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we filed under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As part of the Company’s preparation for compliance with the Sarbanes-Oxley Act, Section 404, the Company is continuing to review its internal control structure and may potentially make improvements to its internal control structure based on this review.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements, Schedules and Exhibits

	1.	Financial statements and reports of PricewaterhouseCoopers LLP and Arthur Andersen LLP
Report of Independent Accountants
Consolidated Balance Sheets - December 31, 2002 and 2001
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements
	2.	Financial statement schedules
All schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

	3.	Exhibits

Exhibit No.	Description	Incorporated by Reference
3.1	Restated Certificate of Incorporation of the Company.	1
3.2	Amended and Restated Bylaws of the Company.	19
4.1	Certificate representing Common Stock.	2
4.2	Registration Rights Agreement dated as of March 31, 1994, as amended, among the Company and the stockholders listed on the signature pages thereto.	2
4.3	Rights Agreement dated as of May 1, 1998 between the Company and the stockholders listed on the signature pages thereto.	7
9.1	Stock Transfer and Voting Agreement dated November 23, 1994 between David M. Cornell and Jane B. Cornell.	2
10.1	Cornell Corrections, Inc. Amended and Restated 1996 Stock Option Plan. (a)	6
10.2	Employment Agreement dated as of September 9, 1997 between Abraxas Group, Inc. and Arlene R. Lissner. (a)	3
10.3	Covenant Not to Compete Agreement dated as of September 9, 1997 by and between the Company and Arlene R. Lissner. (a)	3
10.4	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	2
10.5	Stockholders Agreement among certain stockholders named therein dated September 15, 1997.	3
10.6	Professional Management Agreement between the Company and Central Falls Detention Facility Corporation dated July 15, 1992.	2
10.7	Operating Agreement by and between each of MidTex Detentions, Inc., the City of Big Spring, Texas (“Big Spring”) and Cornell Corrections of Texas, Inc. (“CCTI”) dated as of July 1, 1996 and related Assignment and Assumption of Operating Agreement.	2
10.8	Contract between CCCI and the CDC (No. R92.132) for the Live Oak, California Facility dated March 1, 1993, as amended.	2

Exhibit No.	Description	Incorporated by Reference
10.9	Asset Purchase Agreement dated as of January 31, 1997 by and between CCTI and Interventions Co.	4
10.10	Asset Purchase Agreement dated as of August 14, 1997 by and between the Company and Abraxas Group, Inc., Foundation for Abraxas, Inc., Abraxas Foundation, Inc., Abraxas Foundation of Ohio and Abraxas, Inc.	3
10.11	Contract between Texas Alcoholism Foundation, Inc. and the Texas Department of Criminal Justice, Parole Division for the Reid Facility dated January 31, 1996, as amended.	2
10.12	Form of Contract between CCCI and the Utah State Department of Human Services, Division of Youth Corrections for the Salt Lake City, Utah Juvenile Facility.	2
10.13	Asset Purchase Agreement among CCTI, Texas Alcoholism Foundation, Inc. and the Texas House Foundation, Inc. dated May 14, 1996.	2
10.14	Asset Purchase Agreement among CCTI, the Company, Ed Davenport, Johnny Rutherford and MidTex Detentions, Inc. dated May 22, 1996.	2
10.15	Lease Agreement between CCCI and Baker Housing Company dated August 1, 1987 for the Baker, California facility.	2
10.16	Lease Agreement between Big Spring and Ed Davenport dated as of July 1, 1996 for the Interstate Unit and related Assignment and Assumption of Leases.	2
10.17	Secondary Sublease Agreement between Big Spring and Ed Davenport dated as of July 1, 1996 for the Airpark Unit and related Assignment and Assumption of Leases.	2
10.18	Secondary Sublease Agreement between Big Spring and Ed Davenport dated as of July 1, 1996 for the Flightline Unit and related Assignment and Assumption of Leases.	2
10.19	Stock Option Agreement between the Company and CEP II dated July 9, 1996.	2
10.20	Form of Option Agreement between the Company and the Optionholder listed therein dated as of November 1, 1995.	10
10.21	Senior Note Agreement by and between the Company and the Note Purchasers dated July 15, 1998.	8
10.22	Asset Purchase Agreement dated as of November 17, 1997 by and between Foresite Capital Facilities Corporation and the Hinton Economic Development Authority.	5
10.23	Amendment dated December 10, 1997 to Asset Purchase Agreement dated as of November 17, 1997.	5
10.24	Amendment No. 2 dated January 6, 1998 to Asset Purchase Agreement dated as of November 17, 1997.	5
10.25	Assignment of Agreement of Purchase and Sale dated as of January 5, 1998 by and between Foresite Capital Facilities Corporation and Cornell Corrections of Oklahoma, Inc.	5
10.26	Allvest Asset Purchase Agreement dated as of June 20, 1998 by and between the Company and Allvest, Inc., St. John Investments, and William C. Weimar.	9
10.26a	Subordinated Bridge Loan Agreement by and between the Company and ING dated October 14, 1999.	11
10.27	Asset Purchase Agreement by and among the Company and Interventions and IDDRS Foundation dated May 10, 1999.	11
10.28	Extension of Asset Purchase Agreement by and among the Company and Interventions and IDDRS Foundation dated September 30, 1999.	11
10.29	Asset Purchase Agreement by and among BHS Consulting Corp., its Shareholders and the Company dated May 10, 1999.	11

Exhibit No.	Description	Incorporated by Reference
10.30	Extension of Asset Purchase Agreement by and among BHS Consulting Corp., its Shareholders and the Company dated September 30, 1999.	11
10.31	Amendment to Asset Purchase Agreement by and among BHS Consulting Corp., its Shareholders and the Company dated November 12, 1999.	11
10.32	Participation Agreement among the Company and certain of its subsidiaries and Heller Financial Leasing, Inc. dated November 23, 1999.	12
10.33	Lease Agreement between First Security Bank, National Association, and the Company and certain of its subsidiaries dated November 23, 1999.	12
10.34	Lease Agreement by and among Hinton Economic Development Authority, the Town of Hinton, Oklahoma, and Cornell Corrections of Oklahoma, Inc. dated December 31, 1999.	12
10.35	Consulting Agreement between the Company and David M. Cornell dated December 15, 1999. (a)	12
10.36	Form of Severance Agreement executed by John Hendrix, Arlene Lissner, Thomas Jenkins, Thomas Rathjen, Patrick Perrin and Steven Logan. (a)	12
10.37	Fourth Amended and Restated Credit Agreement among the Company, certain subsidiaries of the Company, Atlantic Financial Group, Ltd., the Lenders and ING (U.S.) Capital LLC, as Administrative Agent, dated as of July 21, 2000.	13
10.38	Amended and Restated Master Agreement among the Company, certain subsidiaries of the Company, Atlantic Financial Group, Ltd., the Lenders, ING (U.S.) Capital LLC, as Administrative Agent, Bank of America N.A., as Syndication Agent, and Suntrust Equitable Securities Corporation, as Documentation Agent, dated as of July 21, 2000.	13
10.39	Note and Equity Purchase Agreement among the Company, American Capital Strategies, Ltd. and Teachers Insurance and Annuity Association of America, dated as of July 21, 2000.	13
10.40	Warrant issued by the Company to American Capital Strategies, Ltd. dated as of July 21, 2000.	13
10.41	Warrant issued by the Company to Teachers Insurance and Annuity Association of America, dated as of July 21, 2000.	13
10.42	Cornell Corrections, Inc. Employee Stock Purchase Plan. (a)	14
10.42a	Cornell Companies, Inc. Deferred Compensation Plan (a)	14
10.43	Cornell Companies, Inc. 2000 Director Stock Plan. (a)	15
10.44	Cornell Companies, Inc. 2000 Broad-Based Employee Plan. (a)	16
10.44a	Cornell Companies, Inc. Deferred Bonus Plan.	*
10.45	Premises Transfer Agreement dated August 14, 2001 among Cornell Company, Inc., Cornell Corrections of Georgia, L.P., Cornell Corrections of Oklahoma, Inc., Cornell Corrections of Texas, Inc., WBP Leasing, Inc., and Municipal Corrections Finance, L.P.	17
10.46	Master Lease Agreement (with addenda) dated August 14, 2001 between Municipal Corrections Finance, L.P. and Cornell Companies, Inc.	17
10.47	Master Lease Agreement dated December 3, 1998 between Atlantic Financial Group and WBP Leasing, Inc. and certain other subsidiaries of Cornell Corrections, Inc.	18
10.48	Amendment No. 1 to Credit Agreement dated January 31, 2001.	18
10.49	Amendment No. 2 to Credit Agreement and Amendment No. 1 to Master Agreement dated August 9, 2001.	18
10.50	First Amendment to Note and Equity Purchase Agreement dated August 9, 2001.	18
11.1	Computation of Per Share Earnings.	*
21.1	Subsidiaries of the Company.	*

Exhibit No.	Description	Incorporated by Reference
23.1	Consent of PricewaterhouseCoopers LLP.	*
23.2	Information Regarding Consent of Arthur Andersen LLP.	*
99.1	Letter from Cornell Companies, Inc. to the Securities and Exchange Commission dated April 15, 2002 regarding representation from Arthur Andersen LLP.	20
99.2	Letter Agreement dated September 5, 2001, as amended, between Cornell Companies, Inc. and Lehman Brothers, Inc.	20
99.3	Certification of Chief Executive Officer	*
99.4	Certification of Chief Financial Officer	*

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

(16)         Registration Statement on Form S-8 of the Company (Registration No. 333-52236).

(17)         Current Report on Form 8-K of the Company dated August 14, 2001.

(18)         Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2001.

(19)         Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2001.

(20)         Annual Report on Form 10-K of the Company for the year ended December 31, 2001.

*              Filed herewith

(b)           Reports on Form 8-K

The Company filed a Current Report on Form 8-K on December 6, 2002 reporting a change to its Board of Directors and Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNELL COMPANIES, INC.

Dated:	March 31, 2003	By:	/s/ Harry J. Phillips, Jr.
Harry J. Phillips, Jr.
Executive Chairman, Chairman of
the Board and Director

SIGNATURE	TITLE	DATE

/s/ HARRY J. PHILLIPS, JR.	Executive Chairman, Chairman of the Board and Director	March 31, 2003
Harry J. Phillips, Jr.	(Principal Executive Officer)

/s/ JOHN L. HENDRIX	Senior Vice President and	March 31, 2003
John L. Hendrix	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ ANTHONY R. CHASE	Director	March 31, 2003
Anthony R. Chase

/s/ DAVID M. CORNELL	Director	March 31, 2003
David M. Cornell

/s/ PETER A. LEIDEL	Director	March 31, 2003
Peter A. Leidel

/s/ ARLENE R. LISSNER	Director	March 31, 2003
Arlene R. Lissner

/s/ TUCKER TAYLOR	Director	March 31, 2003
Tucker Taylor

/s/ MARCUS A. WATTS	Director	March 31, 2003
Marcus A. Watts

Cornell Companies, Inc.

a Delaware corporation

CERTIFICATION OF PRINCIPAL CHIEF EXECUTIVE OFFICER

Section 302 Certification

I, Harry J. Phillips, Jr., certify that:

(1)                                      I have reviewed this annual report on Form 10-K of Cornell Companies, Inc., a Delaware corporation (the “registrant”);

(2)                                      Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)                                      Based on my knowledge, the financial statements, and other financial information included in this  annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)                                      The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)                                      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have  identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)                                      The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

By: /s/ Harry J. Phillips, Jr.
Harry J. Phillips, Jr.
Executive Chairman, Chairman
of the Board and Director

Cornell Companies, Inc.

a Delaware corporation

CERTIFICATION OF PRINCIPAL CHIEF FINANCIAL OFFICER

Section 302 Certification

I, John L. Hendrix, certify that:

(1)                                      I have reviewed this annual report on Form 10-K of Cornell Companies, Inc., a Delaware corporation (the “registrant”);

(2)                                      Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)                                      Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)                                      The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and  have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)                                      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have  identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)                                      The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

By: /s/ John L. Hendrix
John L. Hendrix
Senior Vice President and
Chief Financial Officer