Form 10-K/A
period 2002-12-31
CORNELL COMPANIES INC
filed 2003-05-15
CIK 1016152

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

Yes ☒    No ☐

        At February 28, 2003, Registrant had outstanding 13,097,208 shares of its common stock. The aggregate market value of the Registrant's voting stock held by non-affiliates as of June 28, 2002 was approximately $145,918,000 based on the closing price of $11.85 per share as reported on the New York Stock Exchange. The aggregate market value of the Registrant's voting stock held by non-affiliates as of February 28, 2003 was approximately $100,250,000 based on the closing price of $7.97 per share as reported on the New York Stock Exchange and 12,578,423 shares outstanding as of that date. For purposes of the foregoing calculations, all directors and officers of the Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or officers is an affiliate.

Documents Incorporated by Reference

Portions of the Proxy Statement for 2003 Annual Meeting of Stockholders.	Part III

Explanatory Statement

        The Company is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 2002, to reclassify certain amounts in the Consolidated Statement of Cash Flows. See Note 16 to the Consolidated Financial Statements. There are no changes in amounts reported in the Consolidated Balance Sheets, the Consolidated Statements of Operations and Comprehensive Income or the Consolidated Statements of Stockholders' Equity and the reclassification of amounts in the Consolidated Statement of Cash Flows has no effect on the cash and cash equivalents at the end of the period.

PART I

BUSINESS

Company Overview

        Cornell Companies, Inc. (the "Company") is a leading provider of privatized correctional, treatment and educational services outsourced by federal, state and local government agencies. As the successor to entities that began developing adult secure institutional facilities in 1984, pre-release correctional and treatment facilities in 1974 and juvenile facilities in 1973, the Company provides a diversified portfolio of services for adults and juveniles through three operating divisions: (1) adult secure institutional services; (2) juvenile treatment, educational and detention services and (3) pre-release correctional and treatment services. These services include incarceration and detention, transition from incarceration, drug and alcohol treatment programs, behavioral rehabilitation and treatment, and K-12 education. The Company provides these essential services through its 69 facilities, in operation or under development, in 13 states and the District of Columbia. As of December 31, 2002, the Company's facilities provided for a total service capacity of 15,444. The Company's service capacity is comprised of the number of beds available for service upon completion of construction of residential facilities and the average program capacity of non-residential community-based programs.

        Additional information on the Company can be found on its website, www.cornellcompanies.com. Here the Company makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practical after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or at the SEC's Internet site at www.sec.gov.

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

        Additionally, according to the President of the United States 2004 Budget, the President has identified the private sector as a means for assisting the exploding federal government populations. The budget states "The Bureau of Prisons is one of the fastest-growing arms of the federal government. In 1980, the bureau's budget was $330 million, and there were 24,000 inmates in 44 prisons. In 2002, the budget was $4.6 billion, and there were 102 prisons. Eleven more federal prisons are in various stages of construction."

        In fact, during 2002, according to the BJS, the federal government became the largest prison system (approximately 165,000 inmates), overtaking both California (159,444 inmates) and Texas (162,070 inmates). During 2001, states added a net total of 3,193 prisoners, and the federal prison system added 11,577 prisoners.

        The 2004 federal budget also addresses the need for private resources to assist the government. In fact, the budget states that "Today, 16 percent of federal inmates are housed in non-BOP prisons, approximately 13,000 are in privately managed prisons, and another 13,000 are in state and local correctional facilities. Just 1.5 percent of federal inmates were housed in non-BOP facilities 20 years ago. Some years ago, the BOP committed to contracting out bedspace for certain low/minimum-security inmates. Currently, the BOP has contracted bedspace for its criminal alien and juvenile inmate populations—as these groups fall outside the normal classification of federal inmates. This year, BOP also developed a separate classification for female inmates. Female offenders are mostly non-violent and generally do not require the same degree of security as male offenders. Therefore, contracting out for this population is appropriate and can save millions in construction dollars and reduce female inmate crowding, currently estimated at 60 percent above the number of inmates that facilities were built to house. Funding requested in the President's 2003 Budget for construction of a secure female facility to be activated in 2005 is being proposed for rescission, so that funding to contract out for new female inmate bedspace is being requested in 2004."

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

        Industry wide, jail expenditures are expected to increase at least 8% annually for the next few years, which is creating a growth opportunity for the Company in publicly run state facilities that can benefit from the Company's highly efficient management.

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

        The juvenile corrections industry has expanded rapidly in recent years as the need for services for at-risk and adjudicated youth has risen. According to the American Correctional Association's Directory of Adult and Juvenile Correctional Departments, Institutions, Agencies and Probation and Parole Authorities, spending for the provision of juvenile services has increased at a compound annual growth rate of almost 20% from 1993 to 2001.

        The juvenile offender population is expected to rise considerably in the years ahead, especially with the "baby boom echo" (children of baby boomers) population now moving into their at-risk years.

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

Facilities

        As of December 31, 2002, the Company had 69 facilities including the Moshannon Valley Correctional Center, which is under development, and the New Morgan Academy, which was closed in the fourth quarter of 2002. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Uncertainties Related to Certain Facilities" for a discussion of the status of the Moshannon Valley Correctional Center and the New Morgan Academy. In addition to providing management services, the Company has been involved in the development, design and/or construction of many of these facilities.

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

        The following table summarizes certain additional information with respect to the Company's facilities as of December 31, 2002. As indicated, the majority of the facilities to which the Company provides services are either owned or leased by the Company. Facilities that are leased are generally under terms ranging from one to 45 years.

Facility Name and Location	Total Service Capacity(1)	Initial Contract Date(2)	Company Owned/ Leased or Managed(3)
Adult Secure Institutional Correctional and Detention Facilities:
Baker Community Correctional Facility	262	1987	Leased
Baker, California
Big Spring Complex	2,606	(4)	Leased	(5)
Big Spring, Texas
D. Ray James Prison	1,550	1998	Leased	(5)
Charlton County, Georgia
Donald W. Wyatt Detention Facility	302	1992	Managed
Central Falls, Rhode Island
Great Plains Correctional Facility	766	(6)	Leased	(5)
Hinton, Oklahoma
Leo Chesney Community Correctional Facility	200	1988	Leased
Live Oak, California
Moshannon Valley Correctional Center	1,095	1999	Leased	(8)
Philipsburg, Pennsylvania(7)
Valencia County Detention Center	110	2000	Managed
Los Lunas, New Mexico
Westmoreland County Prison	460	2001	Managed
Greenburg, Pennsylvania

Facility Name and Location	Total Service Capacity(1)	Initial Contract Date(2)	Company Owned/ Leased or Managed(3)
Juvenile Treatment, Educational and Detention Facilities:
Residential Facilities:
Alexander Youth Center	134	2001	Managed
Alexander, Arkansas
Contact	47	(9)	Owned
Wauconda, Illinois
Cornell Abraxas I	248	1973	Leased	(5)
Marienville, Pennsylvania
Cornell Abraxas II	23	1974	Owned
Erie, Pennsylvania
Cornell Abraxas III	22	1975	Owned
Pittsburgh, Pennsylvania
Cornell Abraxas Center for Adolescent Females	100	1989	Owned
Pittsburgh, Pennsylvania
Cornell Abraxas of Ohio	108	1993	Leased	(5)
Shelby, Ohio
Cornell Abraxas Youth Center	92	1999	Leased
South Mountain, Pennsylvania
Danville Center for Adolescent Females	64	1998	Managed
Danville, Pennsylvania
DuPage Adolescent Center	35	(9)	Owned
Hinsdale, Illinois
Erie Residential Behavioral Health Program	16	1999	Owned
Erie, Pennsylvania
Griffin Juvenile Facility	170	1996	Leased	(5)
San Antonio, Texas
Leadership Development Program	120	1994	Leased
South Mountain, Pennsylvania
New Morgan Academy(10)	214	2000	Leased	(8)
New Morgan, Pennsylvania
Psychosocial Rehabilitation Unit	13	1994	Owned
Erie, Pennsylvania
Residential School	30	(9)	Owned
Matteson, Illinois
Salt Lake Valley Juvenile Detention Facility	160	1996	Managed
Salt Lake City, Utah
Santa Fe County Juvenile Detention Facility	129	1997	Managed
Santa Fe, New Mexico
Schaffner Youth Center	61	2001	Managed
Steelton, Pennsylvania
South Mountain Secure Residential Treatment Unit	52	1997	Managed
South Mountain, Pennsylvania
Woodridge
Woodridge, Illinois	136	(9)	Owned

Facility Name and Location	Total Service Capacity(1)	Initial Contract Date(2)	Company Owned/ Leased or Managed(3)
Juvenile Non-Residential Community-Based Centers:
Adams Behavioral Health Services	34	1998	Leased
Oxford, Pennsylvania
Cornell Abraxas Parenting Academy	36	1999	Leased
Harrisburg, Pennsylvania
Cornell Abraxas Student Academy	110	1996	Leased
Harrisburg, Pennsylvania
Delaware Community Programs	39	1994	Leased
Milford, Delaware
Erie Behavioral Health Services	36	1997	Owned
Erie, Pennsylvania
Harrisburg	91	1999	Leased
Harrisburg, Pennsylvania
Harrisburg Day Treatment Program	58	1996	Leased
Harrisburg, Pennsylvania
Juvenile Field Services	110	(9)	Managed
Chicago, Illinois
Kline Plaza	334	1996	Leased
Harrisburg, Pennsylvania
Lehigh Valley Community Programs	53	1992	Leased
Lehigh Valley, Pennsylvania
Lycoming/Clinton County Behavioral Health Services	30	1998	Leased
Williamsport, Pennsylvania
Maple Creek Home	8	(9)	Owned
Matteson, Illinois
Non-Residential Care—West	107	1991	Leased
Pittsburgh, Pennsylvania
Philadelphia Community Programs	222	1992	Owned
Philadelphia, Pennsylvania
Washington D.C. Community Programs	155	1993	Leased
District of Columbia
William Penn Harrisburg Alternative School	600	2001	Managed
Harrisburg, Pennsylvania
Workbridge Allegheny	475	1994	Leased
Pittsburgh, Pennsylvania
Pre-Release Residential Correctional and Treatment Facilities:
Cordova Center	192	1985	Leased	(5)
Anchorage, Alaska
Dallas County Judicial Center	300	1991	Managed
Wilmer, Texas
El Monte Center	55	1993	Leased
El Monte, California
Inglewood Men's Center	47	1982	Leased
Inglewood, California

Facility Name and Location	Total Service Capacity(1)	Initial Contract Date(2)	Company Owned/ Leased or Managed(3)
Pre-Release Residential Correctional and Treatment Facilities (Continued):
Leidel Community Correctional Center	150	1996	Leased	(5)
Houston, Texas
Marvin Gardens Center	42	1981	Leased
Los Angeles, California
Midtown Center	32	1998	Owned
Anchorage, Alaska
Northstar Center	135	1990	Leased
Fairbanks, Alaska
Oakland Center	61	1981	Owned
Oakland, California
Parkview Center	112	1993	Leased	(5)
Anchorage, Alaska
Reid Community Correctional Center	350	1996	Leased	(5)
Houston, Texas
Salt Lake City Center	58	1995	Leased
Salt Lake City, Utah
Santa Barbara Center(11)	25	1996	Leased	(11)
Santa Barbara, California
Seaside Center	40	1999	Leased
Nome, Alaska
Taylor Street Center	177	1984	Leased	(8)
San Francisco, California
Tundra Center	85	1986	Leased	(5)
Bethel, Alaska
Pre-Release Non-Residential Community-Based Treatment Centers:
East St. Louis	80	(9)	Leased
East St. Louis, Illinois
Lifeworks—Joliet	156	(9)	Leased
Joliet, Illinois
Northside Clinic	252	(9)	Owned
Chicago, Illinois
Santa Fe Electronic Monitoring	50	1999	Leased
Santa Fe, New Mexico
Southwestern Illinois Correctional Center(12)	671	(9)	Managed
East St. Louis, Illinois
Southwood	551	(9)	Owned
Chicago, Illinois

(1)
Total service capacity is comprised of the beds available for service upon completion of construction of residential facilities and the average program capacity of the non-residential community-based facilities. In certain cases, the management contract for a facility provides for a lower number of beds than the facility's service capacity.

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

(5)
Facility was sold on August 14, 2001 to Municipal Corrections Finance, L.P. ("MCF") as part of the Company's 2001 Sale and Leaseback Transaction as discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources".

(6)
The prison is operated pursuant to a one-year contract with nine one-year renewal options between the Oklahoma Department of Corrections and the Hinton Economic Development Authority, or HEDA. HEDA in turn has subcontracted the operations to the Company under a 30-year operating contract with four five-year renewals.

(7)
In April 1999, the Company was awarded a contract to design, build and operate the Moshannon Valley Correctional Center and immediately commenced construction and activation activities. In June 1999, the BOP issued a Stop-Work Order pending a re-evaluation of their environmental documentation supporting the decision to award the contract. The environmental study was completed with a finding of no significant impact and the Stop-Work Order was lifted by the BOP on August 9, 2001. In September 1999, the Company received correspondence from the Office of the Attorney General of the Commonwealth of Pennsylvania indicating its belief that the operation of a private prison in Pennsylvania is unlawful. The Company and the BOP have had discussions with the Attorney General's staff regarding these and related issues. As a result of these issues, the Company has not re-commenced its construction efforts. In March 2003, the Company reached an agreement with the Commonwealth of Pennsylvania that resolved all outstanding administrative issues relative to the contract awarded to the Company by the BOP to operate the Moshannon Valley Correctional Center. If the Company is able to negotiate an amendment to the contract with the BOP, this agreement will allow the Company to move forward with the construction and operation of the facility, subject to re-approval of the project by the lenders under the Company's amended 2000 Credit Facility. As of December 31, 2002, the Company had incurred approximately $16.1 million for construction and land development costs and capitalized interest for the Moshannon Valley Correctional Center. According to the BOP contract, as amended, the Company must complete the construction of the facility by April 15, 2003. The Company will not be able to complete construction within that time frame. The Company is currently obtaining contract amendments monthly from the BOP. The Company anticipates obtaining another long-term contract amendment from the BOP expending the construction deadline. In the event the Company is not able to negotiate a contract amendment with the BOP, then the BOP may have the right to assert that the Company has not completed construction of the facility within the time frame provided in the BOP contract, as amended. Management expects that the contract will be amended to address cost and construction timing matters resulting from the extended delay. In the event that the BOP decides not to continue with the construction of the Moshannon Valley Correctional Center and terminates the contract, management believes that the Company has the right to and will recover its invested costs. In the event any portion of these costs are determined not to be recoverable upon contract termination by the BOP, such costs will be expensed. Management currently believes that the invested costs would be fully recovered in the event this contract is terminated.

(8)
Facility was financed with the Company's synthetic lease financing arrangement under its amended 2000 Credit Facility. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources".

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

Employees

        At December 31, 2002, the Company had approximately 3,478 full-time employees and 279 part-time employees. The Company employs management, administrative and clerical, security, educational and counseling services, health services and general maintenance personnel. Approximately 502 employees at four of the Company's facilities are represented by unions. The Company believes its relations with its employees are good.

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

Business Concentration

        For the years ended December 31, 2002, 2001 and 2000, 20.9%, 20.2% and 21.4%, respectively, of the Company's consolidated revenues were derived from multiple contracts with the BOP.

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

ITEM 2. PROPERTIES

        The Company leases office space for its corporate headquarters in Houston, Texas and regional administrative offices in Ventura, California, Pittsburgh, Pennsylvania and Chicago, Illinois. The Company also leases various facilities it is currently operating or developing. For a listing of owned and leased facilities, see "Business—Facilities."

ITEM 3. LEGAL PROCEEDINGS

        In March and April 2002, the Company, Steven W. Logan, and John L. Hendrix, were named as defendants in four Federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division. The aforementioned lawsuits are putative class action lawsuits brought on behalf of all purchasers of the Company's common stock between March 6, 2001 and March 5, 2002. The lawsuits involve disclosures made concerning two prior transactions executed by the Company: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction. These four lawsuits have all been consolidated into the Graydon Williams action. Recently, the Court granted Flyline Partners, LP's motion to be appointed as lead plaintiff and Flyline Partners, LP has filed a consolidated complaint. The consolidated complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, Section 20(a) of the Exchange Act and Section 11 of the Securities Act of 1933. The consolidated compliant seeks, among other things, restitution damages, compensatory damages, rescission or a rescissory measure of damages, costs, expenses, attorneys' fees and expert fees. The Company believes that it has good defenses to each of the plaintiffs' claims and intends to vigorously defend against each of the claims.

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

Logan, et. al., No. 2002-28924, in the 164th Judicial District Court of Harris County, Texas. These lawsuits all allege breaches of fiduciary duty and waste of corporate assets by all of the defendants. A motion to dismiss the Guitierrez and Pagano lawsuits was filed. The court dismissed the Pagano action as duplicative of the Guitierrezaction. The motion to dismiss the Guitierrez action is still pending. The Company believes that it has good defenses to each of the plaintiffs' claims and intend to vigorously defend against each of these claims.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to the Company's stockholders' during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR CORNELL COMPANIES, INC. COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The common stock of the Company is currently listed on the New York Stock Exchange ("NYSE") under the symbol "CRN." As of February 28, 2003, there were approximately 34 record holders and approximately 1,500 beneficial holders of common stock. The quarterly high and low closing sales prices for the common stock from January 1, 2001 through February 28, 2003 are shown below:

	High	Low
2001:
First Quarter	$8.25	$5.69
Second Quarter	15.00	7.90
Third Quarter	18.11	13.40
Fourth Quarter	17.90	14.10
2002:
First Quarter	$18.21	$9.96
Second Quarter	13.00	9.63
Third Quarter	12.99	7.53
Fourth Quarter	9.45	5.50
2003:
First Quarter (through February 28, 2003)	$9.46	$6.55

        The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain excess cash flow, if any, for use in the operation and expansion of its business and does not anticipate paying cash dividends on the common stock in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and is dependent upon, among other factors, the Company's results of operations, financial condition, capital requirements, restrictions, if any, imposed by financing commitments and legal requirements. The Company's Amended and Restated Credit Agreement, dated as of July 21, 2000 ("2000 Credit Facility"), currently prohibits the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        The following table summarizes as of December 31, 2002, certain information regarding equity compensation to our employees, officers, directors, and other persons under the Company's plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Stock Options and Warrants	Weighted-average Exercise Price of Outstanding Stock Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by security holders	1,106,505	$9.67	526,175	(1)
Equity compensation plans not approved by security holders	375,932	$7.33	321,552	(2)

Total	1,482,437	$9.08	847,727

(1)
Includes 107,647 shares issuable pursuant to the Company's Employee Stock Purchase Plan and 59,697 shares issuable pursuant to the Company's 2000 Director Stock Plan. Also includes 358,831 shares issuable pursuant to the Company's Amended and Restated 1996 Stock Option Plan. The total number of shares issuable pursuant to the Company's Amended and Restated 1996 Stock Option Plan is equal to the greater of 1,500,000 shares or 15.0% of the number of shares issued and outstanding immediately after the grant of any option under the Plan.

(2)
Includes 100,000 shares issuable pursuant to the Company's Deferred Compensation Plan and 221,552 shares issuable pursuant to the Company's 2000 Broad-Based Employee Plan. The number of shares issuable pursuant to the Company's 2000 Broad-Based Plan is equal to the greater of 400,000 shares or 4.0% of the shares issued and outstanding immediately after the grant of any option under the Plan.

Equity Compensation Plans Not Approved by Security Holders

  Deferred Compensation Plan

        The Company maintains the Cornell Companies, Inc. Deferred Compensation Plan for the purpose of providing deferred compensation for eligible employees. The Deferred Compensation Plan is a nonqualified plan.

        A participant in the Deferred Compensation Plan may defer into an account a percentage of compensation each year up to 75.0% of the participant's compensation received from the Company. In addition, the Company may make contributions to the Deferred Compensation Plan on behalf of each participant. Compensation deferred by a participant, or contributions made by the Company on behalf of a participant, will be invested in mutual funds and the common stock of the Company. Participants are 100.0% vested in their accounts and may elect to receive the amounts credited to their accounts either in a lump sum or in five or ten-year annual installment payments. In the event of a change of control (as defined in the Plan), the amounts in each participant's account will be paid to the participant in a lump sum.

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

  2000 Broad-Based Employee Plan

        In December 2000, the Company adopted the 2000 Broad-Based Employee Plan (the "2000 Plan"). Pursuant to the 2000 Plan, the Company may grant non-qualified stock options to its employees, directors and eligible consultants for up to the greater of 400,000 shares or 4.0% of the aggregate number of shares of common stock issued and outstanding immediately after the grant of any option under the 2000 Plan. Options issued pursuant to the 2000 Plan vest evenly over a period of five years and expire ten years from the grant date. The vesting schedule and term are set by the Compensation Committee of the Board of Directors. The exercise price of options issued pursuant to the 2000 Plan can be no less than the par value of a share of common stock.

        Upon notice of an Extraordinary Transaction (as defined in the 2000 Plan), options granted under the 2000 Plan shall become fully vested. Upon consummation of the Extraordinary Transaction, such options, to the extent not previously exercised, shall terminate.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data of the Company as of December 31, 2002, 2001, 2000, 1999 and 1998 and for each of the five years then ended should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

        The Consolidated Financial Statements for the years ended December 31, 1998 through 2001 were audited by Arthur Andersen LLP ("Andersen") who has ceased operations. A copy of the report previously issued by Andersen on the Company's financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 is included elsewhere in this Form 10-K. Such report has not been reissued by Andersen.

	Year Ended December 31,
	2002	2001	2000	1999(1)	1998(2)
	(in thousands, except per share data)
Statements of Operations Data:
Revenues	$275,145	$265,250	$226,050	$176,967	$123,119
Income from operations	31,577	31,018	29,653	22,249	12,589
Income before provision for income taxes, extraordinary charge and cumulative effect of changes in accounting principles	12,279	11,793	13,507	13,844	10,104
Income before extraordinary charge and cumulative effect of changes in accounting principles	7,327	6,835	7,969	8,306	6,062
Extraordinary charge for early retirement of debt, net of related income tax benefit(3)	—	(2,946)	—	—	—
Cumulative effect of changes in accounting principles, net of related income tax provision/(benefit)(4)	(965)	770	—	(2,954)	—

Net income	$6,362	$4,659	$7,969	$5,352	$6,062

Earnings per share:
• Basic
Income before extraordinary charge and cumulative effect of changes in accounting principles	$.57	$.71	$.85	$.88	$.64
Extraordinary charge(3)	$—	$(.31)	$—	$—	$—
Cumulative effect of changes in accounting principles(4)	$(.08)	$.08	$—	$(.31)	$—
Net income	$.49	$.48	$.85	$.57	$.64

• Diluted
Income before extraordinary charge and cumulative effect of changes in accounting principles	$.55	$.68	$.84	$.86	$.62
Extraordinary charge(3)	$—	$(.29)	$—	$—	$—
Cumulative effect of changes in accounting principles(4)	$(.07)	$.07	$—	$(.31)	$—
Net income	$.48	$.46	$.84	$.55	$.62

Number of shares used to compute EPS:
• Basic	12,911	9,616	9,383	9,432	9,442
• Diluted	13,232	10,069	9,495	9,660	9,772

	Year Ended December 31,
	2002	2001	2000		1999(1)	1998(2)
	(dollars in thousands, except per share data)
Operating Data:
Total service capacity(5):
Residential	11,267	11,267	11,318	(6)	11,796	9,135
Non-residential community-based	4,177	4,177	3,046		3,049	1,390

Total	15,444	15,444	14,364	(6)	14,845	10,525
Service capacity in operation (end of period)	14,135	14,349	13,269		12,240	8,700
Contracted beds in operation (end of period)(7)	9,289	9,503	10,061		9,029	7,310
Average occupancy based on contracted beds in operation(7)(8)	98.7%	95.9%	94.3%		95.8%	93.8%
Average occupancy excluding start-up operations(7)	98.7%	96.3%	96.0%		97.0%	98.3%
Balance Sheet Data:
Working capital (deficit)	$95,988	$97,814	$29,703		$(12,636)	$16,828
Total assets	441,291	444,807	336,850		273,991	212,695
Long-term debt, net of current portion	232,258	238,768	191,722		101,500	98,407
Stockholders' equity	159,952	153,104	104,320		97,208	91,500

Notes to Selected Consolidated Financial Data

(1)
Includes the operations of Interventions-Illinois acquired in November 1999.

(2)
Includes the operations of the Great Plains Correctional Facility acquired in January 1998 and the Alaska facilities purchased from Allvest in August 1998.

(3)
For the year ended December 31, 2001, the Company recognized an extraordinary charge of approximately $2.9 million, net of income taxes of approximately $2.0 million, due to the write-off of unamortized deferred debt issuance costs, debt discount and assessed contractual prepayment fees related to the early retirement of the Company's Subordinated Notes during the fourth quarter of 2001.

(4)
For the year ended December 31, 2002, the Company recognized a cumulative effect of a change in accounting principle charge of approximately $1.0 million, net of income taxes of approximately $0.7 million, related to the impairment of goodwill in connection with the adoption of SFAS No. 142 in January 2002. For the year ended December 31, 2001, the Company recognized a cumulative effect of a change in accounting principle benefit of approximately $770,000, net of an income tax benefit of approximately $535,000, related to a change in the Company's method of accounting for durable supplies. For the year ended December 31, 1999, the Company recognized a cumulative effect of a change in accounting principle charge of approximately $3.0 million, net of income taxes of approximately $2.0 million, in connection with the adoption of the American Institute of Certified Public Accountants Statement of Position 98-5 ("SOP 98-5") which required entities to expense start-up costs as incurred and to expense previously capitalized start-up costs as cumulative effect of a change in accounting principle.

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

	Year Ended December 31,
	2002	2001	2000
Total service capacity(1):
Residential	11,267	11,267	11,318
Non-residential community-based	4,177	4,177	3,046

Total	15,444	15,444	14,364

Service capacity in operation (end of period)	14,135	14,349	13,269

Contracted beds in operation (end of period)(2)	9,289	9,503	10,061

Average occupancy based on contracted beds in operation(2)(3)	98.7%	95.9%	94.3%

Average occupancy excluding start-up operations(2)	98.7%	96.3%	96.0%

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

Revenues for the Company's services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis or on a cost-plus reimbursement basis. Revenues may fluctuate from year to year due to changes in government funding policies, the number of people referred to the Company's facilities by governmental agencies or the opening of additional facilities.

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

        The Company has historically experienced higher operating margins in its adult secure institutional and pre-release divisions as compared to the juvenile division. Additionally, the Company's operating margins within a division can vary from facility to facility based on whether a facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract, and the Company's ability to increase a facility's contract revenue. A decline in occupancy of certain juvenile division facilities may have a more significant impact on operating results than the adult secure division due to higher per diem revenues of certain juvenile facilities. The Company has experienced and expects to experience interim period operating margin fluctuations due to the number of calendar days in the period, higher payroll taxes in the first half of the year, and salary and wage increases that are incurred prior to certain contract revenue increases. The Company experienced higher employee insurance costs in the year ended December 31, 2002 as compared to the year ended December 31, 2001 due to rising medical costs.

        The Company is responsible for all facility operating costs, except for certain debt service and lease payments with respect to facilities for which the Company has only a management contract (13 facilities in operation at December 31, 2002 and 2001 and nine facilities in 2000).

        A majority of the Company's facility operating costs consists of fixed costs. These fixed costs include lease and rental expense, insurance, utilities and depreciation. As a result, when the Company commences operation of new or expanded facilities, fixed operating cost increase. The amount of the Company's variable operating costs, including food, medical services, supplies and clothing, depend on occupancy levels at the facilities operated by the Company. The Company's largest single operating cost, facility payroll expense and related employment taxes and costs, has both a fixed and a variable component. The Company can adjust a facility's staffing levels and the related payroll expense to a certain extent based on occupancy at a facility, however a minimum fixed number of employees is required to operate and maintain any facility regardless of occupancy levels. Personnel costs are subject to increases in tightening labor markets based on local economic and other conditions.

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

Significant 2002 Events

        On February 6, 2002, the Company announced that a Special Committee of the Audit Committee of the Board of Directors had been formed to review the accounting treatment for the Company's August 2001 sale and leaseback transaction (the "2001 Sale and Leaseback Transaction"). The Company entered into a retainer agreement with an investment bank dated September 2001, which, as amended, provided that (1) the Company pay the investment bank a non-refundable retainer fee of $3.65 million to provide financial advisory services concerning separate future financing vehicles and the strategic development of the Company's business and (2) the retainer would be applied on a mutually agreed upon basis toward future contingent fees associated with investment banking services that would be provided to the Company. The Special Committee's review focused on whether the retainer agreement and the payment of the related fee affected the previously reported accounting treatment for the 2001 Sale and Leaseback Transaction.

        The Special Committee, which was composed solely of independent directors, retained independent counsel, who retained an accounting advisor, to assist the Special Committee in its review. The Special Committee was formed and conducted its review in response to correspondence from the Company's independent auditors to its Audit Committee regarding the 2001 Sale and Leaseback Transaction. In the course of its review and pursuant to a third letter from the Company's independent auditors addressed to the Company's Chairman dated February 21, 2002, the Special Committee also reviewed the accounting treatment for the Company's 2000 synthetic lease transaction. The review of the synthetic lease focused on whether a fee was paid pursuant to an engagement letter between the Company and two financial institutions participating in the transaction and the impact of the fee on the previously reported accounting treatment.

        At the conclusion of its review, the Special Committee recommended to the Board of Directors, among other things, that:

  •
  based on various considerations, the Company's financial statements for 2000 and the first three quarters of 2001 be restated to reflect the consolidation of the 2001 Sale and Leaseback Transaction and the 2000 synthetic lease transaction; and

  •
  actions should be taken to further strengthen the Company's internal controls.

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

        The Company recognized a pre-tax charge of approximately $1.9 million for legal, accounting and other professional fees for the year ended December 31, 2002 as a result of the Company's Special Committee review of certain Company transactions, the restatement of the Company's 2000 and 2001 financial statements and related matters. See Note 2 to the Consolidated Financial Statements.

        Additionally, the Company obtained certain waivers and amendments to its credit agreements in connection with the restatement of its prior year's financial statements. The Company recognized a pre-tax charge to interest expense of approximately $825,000 for the year ended December 31, 2002 for lenders' fees and related professional fees incurred to obtain these waivers and amendments.

        On April 16, 2002, the Board of Directors amended the Company's Bylaws. Among other things, the amendments established an Executive Chairman position, clarified specific levels of authority for members of senior management and identified appropriate limits on such authority. Pursuant to board action, Harry J. Phillips, Jr., the Company's Chairman, was appointed the Executive Chairman of the Company, Steven W. Logan as President, Thomas R. Jenkins as Chief Operating Officer and John L. Hendrix as Chief Financial Officer.

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

        In April 1999, the Company was awarded a contract to design, build and operate a 1,095 bed prison for the BOP in Moshannon Valley, Pennsylvania (the "Moshannon Valley Correctional Center"). Construction and activation activities commenced immediately. In June 1999, the BOP issued a Stop-Work Order pending a re-evaluation of their environmental documentation supporting the decision to award the contract. The environmental study was completed with a finding of no significant impact and the Stop-Work Order was lifted by the BOP on August 9, 2001.

        In September 1999, the Company received correspondence from the Office of the Attorney General of the Commonwealth of Pennsylvania indicating its belief that the operation of a private prison in Pennsylvania is unlawful. The Company and the BOP have had discussions with the Attorney General's staff regarding these and related issues. As a result of these issues, the Company has not re-commenced its construction efforts. As of December 31, 2002, the Company had incurred approximately $16.1 million for construction and land development costs and capitalized interest related to the Moshannon Valley Correctional Center. According to the BOP contract, as amended, the Company must complete construction of the facility by April 15, 2003. The Company will not be able to complete construction within that time frame. The Company is currently obtaining contract amendments monthly from the BOP. The Company anticipates obtaining another long-term contract amendment from the BOP extending the construction deadline. In the event the Company is not able to negotiate a contract amendment with the BOP, then the BOP may have the right to assert that the Company has not completed construction of the facility within the time frame provided in the BOP contract, as amended. Management expects that the contract will be amended to address cost and construction timing matters resulting from the extended delay. In the event that the BOP decides not to continue with the construction of the Moshannon Valley Correctional Center and terminates the contract, management believes that the Company has the right to and will recover its invested costs. In the event any portion of these costs are determined not to be recoverable upon contract termination by the BOP, such costs will be expensed. Management currently believes that the invested costs would be fully recoverable in the event of this contract being terminated.

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

Recent Developments

        In January 2003, the Company executed a lease for the Bernalillo County Jail in Albuquerque, New Mexico. The facility, which will be vacated by the County in favor of a new jail, will be remodeled by the Company and used to provide adult secure confinement for a wide array of government agencies that have demonstrated a need for additional bed space. The facility would add approximately 1,000 beds to the Company's current service capacity.

        In February 2003, the Company announced plans to operate the Texas Adolescent Center in San Antonio, Texas. This 121 bed residential juvenile facility is currently scheduled to open in the third quarter of 2003.

        In March 2003, the Company reached an agreement with the Commonwealth of Pennsylvania that resolved all outstanding administrative issues relative to the contract awarded to the Company by the BOP to operate the Moshannon Valley Correctional Center. If the Company is able to negotiate an amendment to the contract with the BOP, this agreement will allow the Company to move forward with the construction and operation of the facility, subject to re-approval of the project by the lenders under the Company's amended 2000 Credit Facility.

Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which requires entities to recognize the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets in the period incurred, if a reasonable estimate of the fair value can be made. The Company adopted the provisions related to SFAS No. 143 in January 2003. Management believes there will be no material effect on the Company's financial position, results of operations or stockholders' equity as a result of the adoption of this new pronouncement.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections", effective for fiscal years beginning after May 15, 2002 ("SFAS No. 145"). SFAS No. 145 rescinds SFAS Nos. 4, 44, 64 and amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale and leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale and leaseback transactions. Additionally, SFAS No. 145 requires gains and losses on the extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. The Company adopted SFAS No. 145 as required on January 1, 2003. The Company recorded an extraordinary charge of approximately $0.5 million, net of income tax of $0.3 million, in the third quarter of 2001 for the early retirement of debt. Additionally, in the fourth quarter of 2001, the Company recognized an extraordinary charge of approximately $2.9 million, net of income taxes of $2.0 million, for the write-off of the related unamortized deferred debt issuance costs, debt discount and assessed contractual prepayment fees as a result of the early retirement of the Company's subordinated notes. In accordance with the provisions of SFAS No. 145, the above charges were reclassified to expenses from continuing operations before income taxes in January 2003.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which addresses the financial accounting and reporting associated with exit or disposal activities initiated after December 31, 2002. Under SFAS No. 146, costs associated with an exit or disposal activity should be recognized and measured at the fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The Company is required to adopt SFAS No. 146 for all exit and disposal activities initiated after December 31, 2002. Management believes there will be no material effect on the Company's financial position, results of operations or stockholders' equity as result of the adoption of this new pronouncement.

        On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148") which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements and (3) include those disclosures in interim financial statements. SFAS No. 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002 and the related disclosures are contained in Note 10 to the Consolidated Financial Statements. The provisions for interim period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provisions of SFAS No. 148 in this report on Form 10-K.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The provisions related to the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The provisions related to recognition and measurement of guarantees are effective for financial statement periods beginning after December 31, 2002 on a prospective basis. The Company adopted the disclosure provisions of FIN 45 in this report on Form 10-K. The Company adopted the provisions related to the recognition and measurement of guarantees as of January 1, 2003. Management believes such provisions will not have a significant impact on the Company's results of operations, financial position or cash flows. See Note 8 to the Consolidated Financial Statements.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses the consolidation of variable interest entities as defined in the Interpretation. FIN 46 requires an assessment of equity investments to determine if they are variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 must be applied no later than the beginning of the first interim period or annual reporting period beginning after June 15, 2003. In addition, if it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity, the enterprise must discuss the following information in all financial statements issued after January 31, 2003: (1) the nature, purpose, size or activities of the variable interest entity and (2) the enterprise's maximum exposure to loss as a result of its involvement with the variable interest entity. The Company's adoption of FIN 46 does not change the Company's accounting for the 2000 synthetic lease transaction and the 2001 Sale and Leaseback Transaction which are consolidated for reporting purposes. It is reasonably possible that the Company may enter into future arrangements for the development of new facilities or to operate facilities which may become subject to the provisions of FIN 46 and, in some cases, may be required to consolidate the related activities, facilities and financings.

Critical Accounting Policies and Estimates

        The discussion and analysis of financial condition and results of operations are based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires that the Company's management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an on-going basis, based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        The Company believes the following critical accounting policies affect its more significant adjustments and estimates used in the preparation of the accompanying Consolidated Financial Statements.

  Consolidation

        The accompanying Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, and interests in partnerships that are special purpose entities or may be virtual special purpose entities pursuant for which the Company owns no partnership interest, but for financial reporting purposes only, has consolidated such special purpose entities as discussed below. All significant intercompany balances and transactions have been eliminated. Minority interest in consolidated special purpose entities represents equity that other investors have contributed to the special purpose entities. Minority interest is adjusted for income and losses allocable to the owners of the special purpose entities. As the cumulative losses of the special purpose entity exceed the equity which is recorded as minority interest by the Company, the excess losses are recorded in the Company's Consolidated Statements of Operations and Comprehensive Income.

        The Company's lease financing arrangement under its 2000 Credit Facility is a "synthetic lease". A synthetic lease is a form of lease financing that qualifies for operating lease accounting treatment and, when all criteria pursuant to generally accepted accounting principles in the United States ("GAAP") are met, are accounted for, "off-balance sheet". Under such a structure, the owner/lessor of the properties ("Synthetic Lease Investor") may be considered a virtual special purpose entity when it obtains debt and equity capital to finance the acquisition or construction of project(s) and leases the projects to a company. This financial structure was used to finance the construction of the New Morgan Academy completed in the first quarter of 2001, the acquisition of the Taylor Street Center building in early 1999, and the construction-to-date costs of the Moshannon Valley Correctional Center. The synthetic lease used by the Company to finance the above projects was executed in December 1998 and was amended in July 2000 whereby the available financing was increased from $40.0 million to $100.0 million and the lease term extended to July 2005.

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

        The Synthetic Lease Investor for the above mentioned projects received payments to act as co-arranger in the structure of the initial $40.0 million synthetic lease facility in 1998 and in July 2000 when the synthetic lease facility was increased to $100.0 million. Although the Company does not believe the lessor of the Synthetic Lease is a special purpose entity, the lessor is considered a virtual special purpose entity under certain accounting interpretations. Therefore, the payments discussed above could be interpreted to reduce the Synthetic Lease Investor's equity ownership in the above leased projects below the required 3.0% level as of the second quarter of 2000. Pursuant to this interpretation, the Company's synthetic leases no longer qualified for off-balance sheet treatment as of the beginning of the second quarter of 2000. Accordingly, the assets and liabilities and the related results of operations of the synthetic lease owned by the Synthetic Lease Investor have been consolidated in the Company's financial statements as of that time.

        As a result of consolidating the synthetic lease assets and liabilities, the Company's accompanying Consolidated Financial Statements reflect, among other things, the depreciation expense on the associated properties and interest expense related to the Synthetic Lease Investor's debt instead of rent expense. For income tax purposes, the Company recognizes rent expense pursuant to the terms of its lease with the Synthetic Lease Investor and does not consolidate the assets, liabilities or the results of operations of the Synthetic Lease Investor.

        On August 14, 2001, the Company completed an arms' length sale and leaseback transaction involving 11 of its real estate facilities (the "2001 Sale and Leaseback Transaction"). The Company sold the facilities to an unaffiliated company, Municipal Corrections Finance, L.P. ("MCF"), and is leasing them back for an initial period of 20 years, with approximately 25 years of additional renewal period options. The Company received $173.0 million of proceeds from the sale of these facilities. The proceeds were used to repay $120.0 million of the Company's long-term debt and the remainder was invested in short-term securities, $43.1 million of this amount being invested in securities to be held as collateral for the Company's Credit Facility. See Note 8 to the Consolidated Financial Statements.

        MCF is an unaffiliated special purpose entity ("SPE"). Under current accounting rules, an SPE's equity investor must maintain at least a 3.0% equity ownership interest in the property throughout the life of the lease. In September 2001, the Company entered into a retainer agreement with an affiliate of the equity investor in MCF ("MCF Equity Investor"), and in November 2001, paid the MCF Equity Investor a retainer fee of $3.65 million for financial advisory services related to potential future financing projects and the strategic development of the Company's business. Under certain accounting interpretations, this retainer has been deemed to reduce the equity investment in MCF to below the required 3.0% level. As a result, the Company has consolidated the assets, liabilities, and the results of operations of MCF in the Company's accompanying Consolidated Financial Statements as of August 14, 2001. As a result of consolidating the assets and liabilities of MCF, the Company's Consolidated Financial Statements reflect, among other things, the depreciation expense on the associated properties and interest expense on the bond debt of MCF used to finance MCF's acquisition of the 11 facilities in the 2001 Sale and Leaseback Transaction, instead of rent expense. For income tax purposes, the Company recognizes rent expense pursuant to the terms of its lease with MCF and does not consolidate the assets, liabilities or the results of operations of MCF.

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

  Revenue Recognition

        The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended. Substantially all of the Company's revenues are derived from contracts with federal, state and local government agencies which pay either per diem rates based upon the number of occupant days or hours served for the period, on a take-or-pay basis or cost-plus reimbursement. Revenues are recognized as services are provided under the Company's established contractual agreements.

  Accounts Receivable and Related Allowance for Bad Debts

        The Company extends credit to the government agencies contracted with and other parties in the normal course of business. The Company regularly reviews its outstanding receivables and historical collection experience, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the adequacy of established allowances for bad debts, the Company makes judgments regarding its customers' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, necessary adjustments to the allowance for doubtful accounts are made.

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

  Accounting for Stock-Based Compensation

        The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). In accordance with the provisions of APB No. 25, stock-based employee compensation cost is not reflected in net income, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant.

  Goodwill

        The Company accounts for its Goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" which states that there will be no amortization of goodwill or intangible assets with indefinite lives. Impairment of these assets is assessed at least annually to determine if the estimated fair value of the reporting unit exceeds the net carrying value of the reporting unit, including the applicable goodwill. The estimates of fair market value are based upon management's estimates of the present value of future cash flows. The Company's management makes assumptions regarding the estimated cash flows. Management makes assumptions regarding the estimated cash flows and if these estimates or their related assumptions change, an impairment charge may be incurred.

Results of Operations

        Material fluctuations in the Company's results of operations are principally the result of the level of new contract development activity conducted by the Company, the timing and effect of facility expansions, occupancy rates at Company-operated facilities, contract terminations and facility closures and extraordinary and non-recurring charges.

        The following table sets forth for the periods indicated the percentages of revenue represented by certain items in the Company's Consolidated Statements of Operations and Comprehensive Income:

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

        Adult secure institutional division revenues decreased 0.2% to $99.5 million for the year ended December 31, 2002 from $99.8 million for the year ended December 31, 2001. Revenues decreased approximately $5.1 million as a result of the Company's termination of the Santa Fe County Adult Detention Center contract in September 2001 due to the under performance and operating losses experienced at the facility. Additionally, revenues decreased approximately $1.3 million due to reduced occupancy at the Baker Community Correctional Facility and the Leo Chesney Community Correctional Facility during the second and third quarters of 2002 as the Company's contracts with the California Department of Corrections ("CDC") for the operation of these facilities were set to expire June 30, 2002 and were not expected to be renewed by the CDC due to the lack of governmental budget appropriations. The final California state budget was approved in late September 2002 and included the appropriations for both of these facilities. As of December 31, 2002, the Company had executed contracts for both facilities and occupancy was at contracted levels. The decrease in revenue due to the facilities mentioned above was offset, in part, by per diem rate increases realized in June 2001 and March 2002 at the Big Spring Complex and improved occupancy at certain other adult secure institution facilities. There were no revenues attributable to start-up operations for the years ended December 31, 2002 and 2001. Average occupancy was 97.6% for the year ended December 31, 2002 compared to 97.0% for the year ended December 31, 2001.

        Juvenile division revenues increased 7.5% to $125.0 million for the year ended December 31, 2002 from $116.3 million for the year ended December 31, 2001. Revenues increased by approximately $6.5 million due to the commencement of a management contract at the Alexander Youth Center and the opening of the William Penn Harrisburg Alternative School in the third quarter of 2001.

Additionally, revenues increased at certain residential facilities and non-residential programs due to improved occupancy and increased service hours. Such facilities and programs included the Cornell Abraxas Center for Adolescent Females ("ACAF"), the Erie Residential Behavioral Health Program and the Griffin Juvenile Facility. Revenues decreased by approximately $5.1 million due to the closure of the New Morgan Academy early in the fourth quarter of 2002. On September 27, 2002, the Company announced that it would be closing this facility. The Company is currently evaluating several alternatives for the reutilization of the facility for a different type of program as well as the possibility of selling the facility. Revenues attributable to the New Morgan Academy were approximately $13.3 million and $18.3 million for the years ended December 31, 2002 and 2001, respectively. There were no revenues attributable to start-up operations for the year ended December 31, 2002. Revenues attributable to start-up operations for the year ended December 31, 2001 were approximately $2.8 million and were attributable to the start-up operations of the New Morgan Academy. This start-up revenue is included in the revenue of approximately $18.3 million for the year ended December 31, 2001 as discussed above. Average occupancy, excluding start-up operations in 2001, was 89.8% for the year ended December 31, 2002 compared to 91.2% for the year ended December 31, 2001.

        Pre-release division revenues increased 2.9% to $50.6 million for the year ended December 31, 2002 from $49.2 million for the year ended December 31, 2001 due primarily to increased average occupancy at various facilities offset, in part, by a decrease in revenues as a result the Company's termination of the Durham Treatment Center contract effective June 30, 2001. Revenues for the Durham Treatment Center were approximately $700,000 for the year ended December 31, 2001. There were no revenues attributable to start-up operations for the years ended December 31, 2002 and 2001. Average occupancy was 110.2% for the year ended December 31, 2002 compared to 98.6% for the year ended December 31, 2001. The Company experienced occupancy in excess of 100.0% due to occupancy at certain pre-release facilities exceeding contracted capacity. The Company currently cannot predict whether this level of occupancy will continue in future periods.

        Operating Expenses.    Operating expenses increased 3.2% to $212.3 million for the year ended December 31, 2002 from $205.8 million for the year ended December 31, 2001.

        Adult secure institutional division operating expenses decreased 7.0% to $69.4 million for the year ended December 31, 2002 from $74.6 million for the year ended December 31, 2001 due primarily to the Company's termination of the Santa Fe County Adult Detention Center contract effective September 30, 2001. Additionally, operating expenses decreased at the Baker Community Correctional Facility and the Leo Chesney Community Correctional Facility due to reduced occupancy during 2002 as previously discussed. The decrease due to the above facilities was offset, in part, by an increase in operating expenses at the Big Spring Complex due to a facility expansion completed in the first quarter of 2001. As a percentage of revenues, adult secure institutional division operating expenses were 69.7% for the year ended December 31, 2002 compared to 74.8% for the year ended December 31, 2001. The 2002 operating margin was impacted favorably due to the termination of the lower margin Santa Fe County Detention Center contract, the expansion of the Big Spring Complex, per diem increases at various facilities, unusually high utility costs during the first quarter of 2001 as a result of increased natural gas prices and an increase in inmate medical expenses at certain facilities.

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

        Depreciation and Amortization.    Depreciation and amortization was approximately $9.8 million for the year ended December 31, 2002 compared to $9.3 million for the year ended December 31, 2001. Amortization expense for intangibles decreased approximately $646,000 in the year ended December 31, 2002 from prior year due to the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminated the amortization of goodwill effective January 1, 2002. Depreciation and amortization of property and equipment increased approximately $1.2 million in the year ended December 31, 2002 from prior year due primarily to property and equipment purchases made in 2002.

        General and Administrative Expenses.    General and administrative expenses increased 40.5% to $21.5 million for the year ended December 31, 2002 from $15.3 million for the year ended December 31, 2001. General and administrative expenses for the year ended December 31, 2002 included (1) a charge of approximately $1.9 million for legal and professional fees related to the Special Committee review and the subsequent restatement of the Company's financial statements and for defense of the Company's related stockholder litigation, (2) a charge of approximately $1.0 million for the write-off of deferred project financing costs associated with the BOP Southeast Project and (3) a charge of approximately $1.5 million for the settlement of a management contract with the Company's former president who resigned his position in September 2002. General and administrative expenses for the year ended December 31, 2001 included (1) a charge of approximately $668,000 for the write-off of deferred acquisition costs associated with the Fort Greeley, Alaska project and (2) a charge of approximately $200,000 for legal costs associated with the class action lawsuits filed as a result of the Company's restatement of its prior year financial statements. Excluding these charges, general and administrative expenses increased 18.7% from prior year due principally to increased personnel and compensation, business development and certain public affairs costs.

        Interest.    Interest expense, net of interest income, decreased to $18.7 million for the year ended December 31, 2002 from $20.9 million for the year ended December 31, 2001. The Company capitalized interest of approximately $823,000 for the year ended December 31, 2002 related to the construction of the Moshannon Valley Correctional Center. For the year ended December 31, 2001, the Company capitalized interest of approximately $1.3 million related primarily to the construction of the Moshannon Valley Correctional Center. The decrease in capitalized interest in 2002 was due to decreased interest rates on the Company's Synthetic Lease Investor Notes discussed in more detail under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—2001 Sale and Leaseback Transaction". For the year ended December 31, 2002, interest expense includes approximately $825,000 for lenders' fees and related professional fees incurred to obtain certain waivers and amendments to the Company's credit agreement obtained in conjunction with the restatement of its financial statements. For the year ended December 31, 2001, interest expense included a charge of approximately $818,000 for the write-off of a portion of unamortized deferred debt issuance costs related to the Company's amended 2000 Credit Facility (defined under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Credit Facilities") as a result of the repayment of all outstanding borrowings and the associated reduction in the credit commitment. The Company also recognized less interest expense in the year ended December 31, 2002 due to repayment of the Company's debt under its revolving line of credit and its subordinated notes from the proceeds from a Common Stock offering in 2001 and the 2001 Sale and Leaseback Transaction. Additionally, the Company recognized less interest expense in 2002 due to decreased interest rates on the Company's Synthetic Lease Investor Notes.

        Minority Interest in Consolidated Special Purpose Entities.    The cumulative losses of MCF exceeded the recorded minority interest of MCF during the first quarter of 2002. The cumulative losses of the Synthetic Lease Investor (discussed in more detail under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Credit Facilities") exceeded the recorded minority interest of the Synthetic Lease Investor during the third quarter of 2001. Since the cumulative losses of MCF and the Synthetic Lease Investor exceed the equity that was recorded as minority interest by the Company, the excess losses can no longer be allocated to the minority interest in the Company's Consolidated Statements of Operations and Comprehensive Income in 2002. For the year ended December 31, 2002, the Company recorded a charge of approximately $0.6 million as a result of a distribution made by MCF to its equity investors.

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

        Extraordinary Charge.    For the year ended December 31, 2001, the Company recognized an extraordinary charge of approximately $2.9 million, net of income taxes of $2.0 million, due to the write-off of unamortized deferred debt issuance costs, debt discount and assessed contractual prepayment fees related to the early retirement of the Company's subordinated notes during the fourth quarter of 2001.

        Changes in Accounting Principle.    For the year ended December 31, 2001, the Company recognized a cumulative effect of a change in accounting principle benefit of approximately $770,000, net of an income tax benefit of approximately $535,000, related to a change in the Company's method of accounting for durable supplies, whereby such supplies are now capitalized as a prepaid asset and amortized to expense over the estimated period of use of 18 months.

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

        Cash Flows From Operations.    Cash flows provided by operating activities were $19.8 million for the year ended December 31, 2002 compared to approximately $11.5 million for the year ended December 31, 2001. The principal reasons for the significant increase in cash provided by operating activities between the periods are the 2001 period had a larger use of cash of approximately $9.4 million resulting from an increase in accounts receivable due to the ramp-up of the New Morgan Academy's revenues and other revenue increases in 2001.

        Cash Flows From Investing Activities.    Cash used in investing activities was approximately $12.3 for the year ended December 31, 2002 due primarily to capital expenditures of approximately $11.1 million related to various facility improvements and/or expansions, information technology and software development costs. Cash used in investing activities was approximately $48.1 million for the year ended December 31, 2001 due in part to capital expenditures of approximately $14.2 million related primarily to (1) a 150 bed expansion at the Big Spring Complex, (2) construction costs for the New Morgan Academy and the Moshannon Valley Correctional Center, (3) the purchase and renovation of a building and related furniture and equipment purchases for an expansion of ACAF, (4) purchases of furniture and equipment for the New Morgan Academy and (5) various facility improvements and furniture and equipment purchases. Additionally, the Company had purchases of marketable securities of $23.8 million related to the initial funding of the MCF debt service reserve fund in the year ended December 31, 2001 and the Company made deposits of $10.2 million into the restricted MCF debt service fund in 2001.

        Cash Flows From Financing Activities.    Cash used in financing activities was approximately $8.1 million for the year ended December 31, 2002 due primarily to payments on long-term debt of $6.8 million. Additionally, the Company repurchased approximately $2.4 million of treasury shares and recorded an equity contribution of $0.6 million to the equity owners of a consolidated special purpose entity. The Company also had cash provided from financing activities of $1.1 million related to borrowings on the Synthetic Lease Investor Notes for the Moshannon Valley Correctional Center.

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

        Long-Term Credit Facilities.    The Company's amended 2000 Credit Facility provides for borrowings of up to $45.0 million under a revolving line of credit. The commitment amount is reduced by $1.6 million quarterly beginning July 2002 and by outstanding letters of credit. Accordingly, the available commitment amount under the amended 2000 Credit Facility was $36.7 million as of December 31, 2002. The Company had outstanding letters of credit of approximately $5.1 million at December 31, 2002. The amended 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 2.0%, or a rate which is 3.0% above the applicable LIBOR rate. The amended 2000 Credit Facility is secured by substantially all of the Company's assets, including the stock of all of the Company's subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain leverage, net worth and debt service coverage covenants. The Company has obtained a waiver from the lenders under the amended 2000 Credit Facility regarding the pending contractual default for the Moshannon Valley Correctional Center's construction delay. The waiver is effective through October 30, 2004. Included in the Company's cash and cash equivalents at December 31, 2002 is approximately $39.4 million that is invested in a separate account that is available to the Company for investment purposes or working capital with the approval of the lenders under the amended 2000 Credit Facility. This separate account is maintained, in part, to assure future credit availability.

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

        The Company's lease financing arrangement under the amended 2000 Credit Facility is a "synthetic lease". A synthetic lease is a form of lease financing that qualifies for operating lease accounting treatment and, when all criteria pursuant to GAAP are met, is accounted for "off-balance sheet". Under such a structure, the Synthetic Lease Investor may be considered a virtual SPE when it obtains debt and equity capital to finance the project(s) and leases the projects to a company. This financial structure was used to finance the construction of the New Morgan Academy completed in the first quarter of 2001, the acquisition of the Taylor Street Center building in early 1999, and the construction-to-date of the incomplete Moshannon Valley Correctional Center. The synthetic lease used to finance the above projects was originally entered into in December 1998 and was amended in July 2000 whereby the available financing was increased from $40.0 million to $100.0 million and the lease term extended to July 2005.

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

        The Company's adoption of FIN 46 in the fourth quarter of 2002 does not change the Company's accounting for the 2000 synthetic lease transaction and the 2001 Sale and Leaseback Transaction, which are consolidated for reporting purposes. It is reasonably possible that the Company may enter into future arrangements for the development of new facilities or to operate facilities that may become subject to the provisions of FIN 46 and, in some cases, may be required to consolidate the related activities, facilities and financings.

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

        In April 1999, the Company was awarded a contract to design, build and operate a 1,095 bed prison for the BOP in Moshannon Valley, Pennsylvania (the "Moshannon Valley Correctional Center"). Construction and activation activities commenced immediately. In June 1999, the BOP issued a Stop-Work Order pending a re-evaluation of their environmental documentation supporting the decision to award the contract. The environmental study was completed with a finding of no significant impact and the Stop-Work Order was lifted by the BOP on August 9, 2001.

        In September 1999, the Company received correspondence from the Office of the Attorney General of the Commonwealth of Pennsylvania indicating its belief that the operation of a private prison in Pennsylvania is unlawful. The Company and the BOP have had discussions with the Attorney General's staff regarding these and related issues. As a result of these issues, the Company has not re-commenced its construction efforts. As of December 31, 2002, the Company had incurred approximately $16.1 million for construction and land development costs and capitalized interest related to the Moshannon Valley Correctional Center. According to the BOP contract, as amended, the Company must have completed the construction of the facility by April 15, 2003. The Company will not be able to complete construction within that time frame. The Company is currently obtaining contract amendments monthly from the BOP. The Company anticipates obtaining another long-term contract amendment from the BOP extending the construction deadline. In the event the Company is not able to negotiate a contract amendment with the BOP, then the BOP may have the right to assert that the Company has not completed construction of the facility within the time frame provided in the BOP contract, as amended. Management expects that the contract will be amended to address cost and construction timing matters resulting from the extended delay. In the event that the BOP decides not to continue with the construction of the Moshannon Valley Correctional Center and terminates the contract, management believes that the Company has the right to and will recover its invested costs. In the event any portion of these costs are determined not to be recoverable upon contract termination by the BOP, such costs would be expensed. Management currently believes that the invested costs would be fully recoverable in the event this contract is terminated.

        In March 2003, the Company reached an agreement with the Commonwealth of Pennsylvania that resolves all outstanding administrative issues relative to the contract awarded to the Company by the BOP to operate the Moshannon Valley Correctional Center. If the Company is able to negotiate an amendment to the contract with the BOP, this agreement will allow the Company to move forward with the construction and operation of the facility, subject to re-approval of the project by the lender under the Company's amended 2000 Credit Facility.

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

        The Company maintains operating leases in the ordinary course of its business activities. These leases include those for operating facilities, office space and office and operating equipment, and the terms of the agreements vary from 2003 until 2075. As of December 31, 2002, the Company's total commitment under these operating leases was approximately $31.4 million.

        The following table details the Company's known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2002 (in thousands):

	Payments Due by Period
	Total	2003	2004 - 2005	2006 - 2007	Thereafter
Contractual Obligations:
Long-term debt—Special Purpose Entities	$239,851	$7,600	$8,300	$58,251	$165,700
Capital lease obligations—Cornell Companies, Inc.	37	37	—	—	—
Operating leases	31,384	7,335	4,479	1,949	17,621
Consultative and non-competition agreements	1,530	470	840	220	—

Total contractual cash obligations	$272,802	$15,442	$13,619	$60,420	$183,321

        The Company enters into letters of credit in the ordinary course of operating and financing activities. As of December 31, 2002, the Company had outstanding letters of credit of approximately $5.1 million primarily for certain workers' compensation insurance and other operating obligations. The following table details the Company's letter of credit commitments as of December 31, 2002 (in thousands):

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Commercial Commitments:
Standby letters of credit	$5,108	$200	$4,908	$—	$—

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

        In July 1996, the Company entered into promissory notes with the Company's former president and the Company's founder, currently a director of the Company. The promissory notes bear interest at an annual rate of 6.63%, mature in June 2004 with no interim interest or principal payments, are full recourse and collateralized by shares of the Company's common stock.

        In connection with the Company president's resignation in September 2002, the outstanding principal and interest balance of approximately $76,000 and $35,000, respectively, was repaid. At December 31, 2002, the principal and related accrued interest receivable outstanding related to the Company founder's note was approximately $270,000 and $109,000. These amounts are reflected in deferred costs and other assets in the accompanying Consolidated Balance Sheets. The Company recognized approximately $29,000, $29,000 and $27,000 of interest income related to these notes for the years ended December 31, 2002, 2001 and 2000.

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

Failure to obtain additional capital in the future could reduce the Company's ability to grow.

        The Company believes that existing cash and cash equivalents and the cash flows generated from operations, together with the Company's revolving credit available under the amended 2000 Credit Facility, and the lease capacity thereunder, will be adequate to fund the Company's operating plans for the foreseeable future. However, the Company may need additional debt or equity financing in order to carry out its growth strategy. To the extent that the Company requires additional financing in the future and is unable to obtain such additional financing on satisfactory terms, if at all, it may not be able to fully implement its growth strategy.

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
  diversion of management's attention;

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

        In March and April 2002, the Company, Steven W. Logan, and John L. Hendrix, have been named as defendants in four Federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al.,No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division. The aforementioned lawsuits are putative class action lawsuits brought on behalf of all purchasers of the Company's common stock between March 6, 2001 and March 5, 2002. The lawsuits involve disclosures made concerning two prior transactions executed by the Company: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction. These four lawsuits have all been consolidated into the Graydon Williams action. Recently, the Court granted Flyline Partners, LP's motion to be appointed as lead plaintiff and Flyline Partners, LP has filed a consolidated complaint. The consolidated complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, Section 20(a) of the Exchange Act and Section 11 of the Securities Exchange Act of 1933. The consolidated complaint seeks, among other things, restitution damages, compensatory damages, rescission or rescissory measure of damages, costs, expenses, attorneys' fees and expert fees.

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

        In May and June 2002, the Company and its directors were sued in three other derivative lawsuits styled as follows: (1) Juan Guitierrez, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1812, in the United Stated District Court for the Southern District of Texas, Houston Division; (2) Thomas Pagano, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1896, in the United Stated District Court for the Southern District of Texas, Houston Division; and (3) Jesse Menning, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. 2002-28924, in the 164th Judicial District Court of Harris County, Texas. These lawsuits all allege breaches of fiduciary duty and waste of corporate assets by all of the defendants. A motion to dismiss the Guitierrez and Pagano lawsuits was filed. The court dismissed the Pagano action as duplicative of the Guitierrezaction. The motion to dismiss the Guitierrez action is still pending.

        While the plaintiffs in these cases have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, if the plaintiffs are successful management believes that the ultimate resolution of these matters would not have a material adverse effect on the Company's financial position, operating results or cash flow.

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

Interest Rate Exposure

        The Company's exposure to changes in interest rates primarily results from its long-term debt with both fixed and floating interest rates. The debt on the Company's consolidated financial statements with fixed interest rates consists of the 8.47% Bonds issued by MCF in August 2001 in connection with the 2001 Sale and Leaseback Transaction. At December 31, 2002, approximately 20.5% ($49.3 million of debt outstanding to the Synthetic Lease Investor) of the Company's consolidated long-term debt was subject to variable interest rates. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $190,000 for the year ended December 31, 2002. At December 31, 2002, the fair value of the Company's consolidated fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders' of
Cornell Companies, Inc.:

        In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Cornell Companies, Inc. and its subsidiaries (collectively the Company) at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The consolidated financial statements of the Company as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, prior to the revision described in Note 3 of the consolidated financial statements, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated April 16, 2002.

        The consolidated statement of cash flows has been revised as discussed in Note 16.

        As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

        As discussed above, the consolidated financial statements of the Company as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 3, those financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures for 2001 and 2000 included in Note 3. In our opinion, the transitional disclosures for 2001 and 2000 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

/s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 27, 2003, except for Note 16, as to which the date is May 14, 2003

        The following report is a copy of a report previously issued by Arthur Andersen LLP ("Andersen"). This report has not been reissued by Andersen and Andersen did not consent to the incorporation by reference of this report (as included in this Form 10-K) into any of the Company's registration statements.

        As discussed in Note 3, the Company has revised its financial statements for the years ended December 31, 2001 and 2000 to include the transitional disclosures required by statement of financial accounting standards No. 142, "Goodwill and Intangible Assets." The Andersen report does not extend to these changes. The revisions to the 2001 and 2000 financial statements related to these transitional disclosures were reported on by PricewaterhouseCoopers LLP, as stated in their report appearing herein.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Cornell Companies, Inc.:

        We have audited the accompanying consolidated balance sheets of Cornell Companies, Inc. and subsidiaries as of December 31, 2001 and 2000*, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001*. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

Houston, Texas
April 16, 2002

*
The Company's consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the year ended December 31, 1999 are not included in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CORNELL COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,610	$53,244
Accounts receivable (net of allowance for doubtful accounts of $2,238 and $3,068, respectively)	60,035	63,291
Other restricted assets	14,767	15,926
Deferred tax assets	3,300	493
Prepaids and other	5,528	5,679

Total current assets	136,240	138,633
PROPERTY AND EQUIPMENT, net	255,450	253,243
OTHER ASSETS:
Debt service reserve fund	24,157	23,800
Intangible assets, net	13,062	15,456
Deferred costs and other	12,382	13,675

Total assets	$441,291	$444,807

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$32,622	$33,934
Current portion of long-term debt	7,630	6,885

Total current liabilities	40,252	40,819
LONG-TERM DEBT, net of current portion	232,258	238,768
DEFERRED TAX LIABILITIES	4,954	4,106
OTHER LONG-TERM LIABILITIES	3,875	7,970
MINORITY INTEREST	—	40

Total liabilities	281,339	291,703
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 30,000,000 shares authorized, 14,201,038 and 14,005,482 shares issued and outstanding, respectively	14	14
Additional paid-in capital	140,085	138,978
Retained earnings	30,248	23,886
Treasury stock (1,429,586 and 1,109,816 shares of common stock, respectively, at cost)	(11,038)	(8,090)
Deferred compensation	(811)	(1,033)
Notes from shareholders	(442)	(651)
Other comprehensive income	1,896	—

Total stockholders' equity	159,952	153,104

Total liabilities and stockholders' equity	$441,291	$444,807

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

CORNELL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock
			Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Notes from Shareholders	Other Comprehensive Income
	Shares	Par Value
BALANCES AT JANUARY 1, 2000	10,137,528	$10	$90,394	$11,258	$(3,999)	$—	$(455)	$—
EXERCISE OF STOCK OPTIONS	10,000	—	24	—	—	—	—	—
INCOME TAX BENEFITS FROM STOCK OPTIONS EXERCISED	—	—	15	—	—	—	—	—
PURCHASE OF TREASURY STOCK (258,400 SHARES AT COST)	—	—	—	—	(1,934)	—	—	—
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	13,585	—	97	—	—	—	—	—
ISSUANCE OF STOCK WARRANTS	—	—	1,095	—	—	—	—	—
ACCRUED INTEREST ON NOTES FROM SHAREHOLDERS	—	—	—	—	—	—	(154)	—
NET INCOME	—	—	—	7,969	—	—	—	—

BALANCES AT DECEMBER 31, 2000	10,161,113	10	91,625	19,227	(5,933)	—	(609)	—
EXERCISE OF STOCK OPTIONS	156,923	—	886	—	—	—	—	—
INCOME TAX BENEFITS FROM STOCK OPTIONS EXERCISED	—	—	619	—	—	—	—	—
DEFERRED COMPENSATION	—	—	1,088	—	—	(1,088)	—	—
AMORTIZATION OF DEFERRED COMPENSATION	—	—	—	—	—	55	—	—
PURCHASE OF TREASURY STOCK (154,316 SHARES AT COST)	—	—	—	—	(2,157)	—	—	—
ISSUANCE OF COMMON STOCK IN PUBLIC OFFERING	3,450,000	4	43,818	—	—	—	—	—
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	46,767	—	214	—	—	—	—	—
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR'S STOCK PLAN	22,387	—	125	—	—	—	—	—
EXERCISE OF STOCK WARRANTS	168,292	—	603	—	—	—	—	—
ACCRUED INTEREST ON NOTES FROM SHAREHOLDERS	—	—	—	—	—	—	(42)	—
NET INCOME	—	—	—	4,659	—	—	—	—

BALANCES AT DECEMBER 31, 2001	14,005,482	14	138,978	23,886	(8,090)	(1,033)	(651)	—
EXERCISE OF STOCK OPTIONS	95,059	—	201	—	—	—	—	—
INCOME TAX BENEFITS FROM STOCK OPTIONS EXERCISED	—	—	244	—	—	—	—	—
DEFERRED COMPENSATION	—	—	(101)	—	—	101	—	—
MARK TO MARKET ADJUSTMENTS FOR DEFERRED BONUS PLAN	—	—	(551)	—	—	551	—	—
OTHER COMPREHENSIVE INCOME	—	—	—	—	—	—	—	1,896
DEFERRED AND OTHER STOCK COMPENSATION	—	—	144	—	—	89	—	—
PURCHASE OF TREASURY STOCK (277,100 SHARES, AT COST)	—	—	—	—	(2,429)	—	—	—
PURCHASES OF TREASURY STOCK BY DEFERRED BONUS PLAN (39,665 SHARES AT COST)	—	—	519	—	(519)	(519)	—	—
REPAYMENT OF SHAREHOLDERS NOTES	—	—	—	—	—	—	250	—
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	82,581	—	399	—	—	—	—	—
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR'S STOCK PLAN	17,916	—	252	—	—	—	—	—
ACCRUED INTEREST ON NOTES FROM SHAREHOLDERS	—	—	—	—	—	—	(41)	—
NET INCOME	—	—	—	6,362	—	—	—	—

BALANCES AT DECEMBER 31, 2002	14,201,038	$14	$140,085	$30,248	$(11,038)	$(811)	$(442)	$1,896

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2002	2001	2000
	(Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,362	$4,659	$7,969
Adjustments to reconcile net income to net cash provided by operating activities—
Extraordinary charge, net of tax	—	2,946	—
Cumulative effect of changes in accounting principles	965	(770)	—
Minority interest in consolidated special purpose entities	574	(1,674)	615
Depreciation	6,380	5,535	4,366
Amortization of intangibles and other assets	3,399	3,743	3,097
Deferred and other stock compensation	233	55	—
Amortization of deferred financing costs	1,113	2,012	1,332
Provision for bad debts	1,246	1,339	2,416
Loss on sale of property and equipment	—	39	13
Deferred income taxes	(1,959)	3,637	2,125
Change in assets and liabilities:
Accounts receivable	2,010	(9,368)	(9,740)
Restricted assets	1,467	(3,696)	328
Other assets	247	4,680	(5,442)
Accounts payable and accrued liabilities	(74)	770	5,023
Other liabilities	(2,199)	(2,360)	(1,561)

Net cash provided by operating activities	19,764	11,547	10,541

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,114)	(14,168)	(56,792)
Proceeds from sales of property and equipment	—	98	719
Return of restricted assets from deferred bonus plan	1,000	—	—
Purchases of marketable securities, net	—	(23,800)	—
Payments to restricted debt payment account, net	(2,184)	(10,219)	—

Net cash used in investing activities	(12,298)	(48,089)	(56,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and bonds	1,083	273,774	199,796
Payments of long-term debt	(6,800)	(220,393)	(148,500)
Payments of capital lease obligations	(113)	(42)	(10)
Proceeds from issuances of common stock	—	43,822	97
Payments of debt issuance and other financing costs	—	(9,537)	(5,084)
Proceeds from payments on shareholder notes	173	(3,650)	—
Proceeds from (distributions to) equity owners of consolidated special purpose entities	(614)	6,249	—
Proceeds from exercise of stock options and warrants	600	1,100	24
Purchases of treasury stock	(2,429)	(2,157)	(1,934)

Net cash (used in) provided by financing activities	(8,100)	89,166	44,389

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(634)	52,624	(1,143)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53,244	620	1,763

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,610	$53,244	$620

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid, net of amounts capitalized	$19,544	$15,728	$16,318

Income taxes paid	$3,369	$516	$8,619

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Other comprehensive income	$1,896	$—	$—
Purchases of treasury stock by deferred bonus plan	519	—	—
Repayment of shareholder notes	77	—	—
Debt cancelled for stock warrants exercise	—	603	—
Common stock issued for board of director fees	252	125	—
Borrowings on capital lease	65	50	87

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

2.     SIGNIFICANT ACCOUNTING POLICIES

  Consolidation

        The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and interests in partnerships that are special purpose entities or may be virtual special purpose entities for which the Company owns no partnership interest, but for financial reporting purposes only, has consolidated such special purpose entities as discussed below. All significant intercompany balances and transactions have been eliminated. Minority interest in consolidated special purpose entities represents equity that other investors have contributed to the special purpose entities. Minority interest is adjusted for income and losses allocable to the owners of the special purpose entities. As the cumulative losses of the special purpose entity exceed the equity that is recorded as minority interest by the Company, the excess losses are recorded in the Company's Statements of Operations and Comprehensive Income.

        The Company's lease financing arrangement under its 2000 Credit Facility is a "synthetic lease". A synthetic lease is a form of lease financing that qualifies for operating lease accounting treatment and, when all criteria pursuant to generally accepted accounting principles in the United States ("GAAP") are met, are accounted for, "off-balance sheet". Under such a structure, the owner/lessor of the properties ("Synthetic Lease Investor") may be considered a virtual special purpose entity when it obtains debt and equity capital to finance the acquisition or construction of project(s) and leases the projects to a company. This financial structure was used to finance the construction of the New Morgan Academy completed in the first quarter of 2001, the acquisition of the Taylor Street Center building in early 1999, and the construction-to-date costs of the Moshannon Valley Correctional Center. The synthetic lease used by the Company to finance the above projects was executed in December 1998 and was amended in July 2000 whereby the available financing was increased from $40.0 million to $100.0 million and the lease term extended to July 2005.

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

        The Synthetic Lease Investor for the above mentioned projects received payments to act as co-arranger in the structure of the initial $40.0 million synthetic lease facility in 1998 and in July 2000 when the synthetic lease facility was increased to $100.0 million. Although the Company does not believe the lessor of the Synthetic Lease is a special purpose entity, the lessor is considered a virtual special purpose entity under certain accounting interpretations. Therefore, the payments discussed above could be interpreted to reduce the Synthetic Lease Investor's equity ownership in the above leased projects below the required 3.0% level as of the second quarter of 2000. Pursuant to this interpretation, the Company's synthetic leases no longer qualified for off-balance sheet treatment as of the beginning of the second quarter of 2000. Accordingly, the assets and liabilities and the related results of operations of the synthetic lease owned by the Synthetic Lease Investor have been consolidated in the Company's financial statements as of that time.

        As a result of consolidating the synthetic lease assets and liabilities, the Company's accompanying consolidated financial statements reflect, among other things, the depreciation expense on the associated properties and interest expense related to the Synthetic Lease Investor's debt instead of rent expense. For income tax purposes, the Company recognizes rent expense pursuant to the terms of its lease with the Synthetic Lease Investor and does not consolidate the assets, liabilities or the results of operations of the Synthetic Lease Investor.

        On August 14, 2001, the Company completed an arms' length sale and leaseback transaction involving 11 of its real estate facilities (the "2001 Sale and Leaseback Transaction"). The Company sold the facilities to an unaffiliated company, Municipal Corrections Finance, L.P. ("MCF"), and is leasing them back for an initial period of 20 years, with approximately 25 years of additional renewal period options. The Company received $173.0 million of proceeds from the sale of these facilities. The proceeds were used to repay $120.0 million of the Company's long-term debt and the remainder was invested in short-term securities, $43.1 million of this amount being invested in securities held as collateral for the Company's Credit Facility. See Note 8 to the Consolidated Financial Statements.

        MCF is an unaffiliated special purpose entity ("SPE"). Under current accounting rules, an SPE's equity investor must maintain at least a 3.0% equity ownership interest throughout the life of the lease. In September 2001, the Company entered into a retainer agreement with an affiliate of the equity investor in MCF ("MCF Equity Investor"), and in November 2001, paid the MCF Equity Investor a retainer fee of $3.65 million for financial advisory services related to potential future financing projects and the strategic development of the Company's business. Under certain accounting interpretations, this retainer has been deemed to reduce the equity investment in MCF to below the required 3.0% level. As a result, the Company has consolidated the assets, liabilities, and the results of operations of MCF in the Company's accompanying consolidated financial statements as of August 14, 2001. As a result of consolidating the assets and liabilities of MCF, the Company's consolidated financial statements reflect, among other things, the depreciation expense on the associated properties and interest expense on the bond debt of MCF used to finance MCF's acquisition of the 11 facilities in the 2001 Sale and Leaseback Transaction, instead of rent expense. For income tax purposes, the Company recognizes rent expense pursuant to the terms of its lease with MCF and does not consolidate the assets, liabilities or the results of operations of MCF.

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

        At December 31, 2002, accounts receivable include costs totaling approximately $1.4 million for direct costs incurred by the Company since the issuance of a Stop-Work Order by the Federal Bureau of Prisons ("BOP") in June 1999 for payroll and other operating costs related to the Moshannon Valley Correctional Center. These costs were incurred at the direction of the BOP with the understanding that such costs would be reimbursed. Although no formal written agreement exists, management believes that these costs will be reimbursed by the BOP. In the event any portion of these costs are not reimbursed by the BOP, such costs will be expensed. See Note 12 to the Consolidated Financial Statements.

  Restricted Assets

        Included in restricted assets at December 31, 2002 and 2001 was approximately $12.4 million and $10.2 million, respectively, of MCF's restricted cash accounts. MCF's restricted accounts are comprised principally of a debt service fund used to segregate rental payment funds from the Company to MCF for MCF's semi-annual debt service. MCF's funds are invested in short term certificates of deposit, money market accounts and commercial paper.

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

  Intangible Assets

        Reference is made to Note 3 to the Consolidated Financial Statements for a discussion of the Company's policies regarding intangible assets.

  Deferred Costs

        Costs incurred related to obtaining debt financing are capitalized and amortized over the term of the related indebtedness. At December 31, 2002 and 2001, the Company and its consolidated special purpose entities had net deferred debt issuance costs of approximately $7.5 million and $9.0 million, respectively.

  Realization of Long-Lived Assets

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." For assets held and used in operations, SFAS No. 144 follows the framework established in SFAS No. 121, which provides for the evaluation of impairment based on management's estimates of future operating results and cash flows. The Company's adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company's financial position and results of operations. As of December 31, 2002, management of the Company believes that its long-lived assets are realizable and that no impairment allowance is necessary.

  Revenue Recognition

        Substantially all revenues are derived from contracts with federal, state and local government agencies, which pay either per diem rates based upon the number of occupant days or hours served for the period, on a take-or-pay basis or cost-plus reimbursement. Revenues are recognized as services are provided under established contractual agreements.

        Management believes its revenue recognition practices are in conformity with the guidelines prescribed in Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition."

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

  Use of Estimates

        The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The purpose of these financial statements require that management make certain estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Management of the Company evaluates its estimates on an on-going basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The assets and liabilities and the results of operations of the synthetic lease owned by the Synthetic Lease Investor and of MCF have been consolidated in the Company's accompanying consolidated financial statements. The significant estimates made by management in the accompanying financial statements include the allowance for doubtful accounts, accruals for insurance and legal costs and the realizability of long-lived assets.

  Business Concentration

        Contracts with federal, state and local governmental agencies account for nearly all of the Company's revenues. The loss of, or a significant decrease in, business from one or more of these governmental agencies could have a material adverse effect on the Company's financial condition and results of operations. For the years ended December 31, 2002, 2001 and 2000, 20.9%, 20.2% and 21.4%, respectively, of the Company's consolidated revenues were derived from contracts with the BOP, the only customer constituting more than 10.0% of revenues during each of these periods.

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

  Accounting for Stock-Based Compensation

        The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). In accordance with the provisions of APB No. 25, stock-based employee compensation cost is not reflected in net income, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. The following table illustrates in accordance with SFAS No. 148 the effect of net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, expect per share amounts):

	Year Ended December 31,
	2002	2001	2000
Net income, as reported	$6,362	$4,659	$7,969
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects(1)	1,925	1,636	1,876

Pro forma net income	$4,437	$3,023	$6,093

Earnings per share:
Basic, as reported	$.49	$.48	$.85
Basic, pro forma	.34	.31	.65
Diluted, as reported	.48	.46	.84
Diluted, pro forma	.34	.30	.64
Weighted-average fair value per share of options granted(1)	$6.87	$6.77	$3.03

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

  Derivative Instruments

        Derivative instruments are recognized in accordance with the provisions of SFAS Nos. 133 and 138, "Accounting for Derivative Instruments and Hedging Activities," as amended. The Company has only entered into derivative contracts that are classified as hedged derivatives. These hedged derivatives are recorded at their fair value with changes in fair value reported in other comprehensive income. See Note 11 to the Consolidated Financial Statements.

  Reclassifications

        Certain reclassifications have been made to the prior period financial statements contained herein to conform to current year presentation. The restricted cash in the rabbi trust related to the deferred bonus plan of approximately $3.6 million as of December 31, 2001 has been reclassified from cash to restricted assets in the accompanying Consolidated Balance Sheets and Consolidated Statements of Cash Flows. Also, changes in minority interest in consolidated special purpose entities, other than the initial funding by the minority interest holder, have been reclassified from an investing activity to an operating activity in the Consolidated Statements of Cash Flows. See also Note 16.

3.     CHANGES IN ACCOUNTING PRINCIPLES

  Change in Accounting Principle Effective January 1, 2002

        Effective January 1, 2002 the Company adopted the new requirement of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". The new rules under these statements require that the purchase method of accounting be used for all business combinations and specifies the criteria for the recognition of intangible assets separately from goodwill. Under the new rules, goodwill is no longer amortized but is subject to an impairment test annually. Other intangible assets that meet the new criteria under the new rules will continue to be amortized over their remaining useful lives.

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

        The Company determined the fair market value of the applicable reporting unit's net assets in accordance with SFAS No. 142 and recorded a cumulative effect of change in accounting principle charge of approximately $965,000, net of an income tax benefit of approximately $671,000, at January 1, 2002 for the impairment of goodwill as a result of the adoption of SFAS No. 142.

        The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

	Adult Secure	Juvenile	Pre-Release	Total
Balance as of December 31, 2001	$1,509	$1,915	$5,933	$9,357
Impairment charge	—	(855)	(781)	(1,636)

Balance as of December 31, 2002	$1,509	$1,060	$5,152	$7,721

        At December 31, 2002, management believes there is not an impairment to the Company's existing goodwill.

        Other intangible assets at December 31, 2002 and 2001 consisted of the following (in thousands):

	2002	2001
Non-compete agreements	$8,300	$8,180
Accumulated amortization	(2,959)	(2,081)

Non-compete agreements, net	$5,341	$6,099

        Amortization expense for the Company's non-compete agreements was approximately $878,000 for each of the years ended December 31, 2002, 2001 and 2000. Amortization expense for the Company's non-compete agreements is expected to be approximately $878,000 for each of the next five years.

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

4.     NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which requires entities to recognize the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets in the period incurred, if a reasonable estimate of the fair value can be made. The Company adopted SFAS No. 143 in January 2003. Management believes there will be no material effect on the Company's financial position, results of operations or stockholders' equity as a result of the adoption of this new pronouncement.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning after May 15, 2002 ("SFAS No. 145"). SFAS No. 145 rescinds SFAS Nos. 4, 44, 64 and amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale and leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale and leaseback transactions. Additionally, SFAS No. 145 requires gains and losses on the extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. The Company adopted SFAS No. 145, as required, on January 1, 2003. The Company recorded an extraordinary charge of approximately $0.5 million, net of income tax of $0.3 million, in the third quarter of 2001 for the early retirement of debt. Additionally, in the fourth quarter of 2001, the Company recognized an extraordinary charge of approximately $2.9 million, net of income taxes of $2.0 million, for the write-off of the related unamortized deferred debt issuance costs, debt discount and assessed contractual prepayment fees as a result of the early retirement of the Company's subordinated notes. As a result of the adoption of the provisions of SFAS No. 145, for financial reporting periods subsequent to December 31, 2002, gains and losses on the extinguishment of debt previously reflected as an extraordinary charge will be reclassified to an expense from continuing operations before income taxes.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"), which addresses the financial accounting and reporting associated with exit or disposal activities initiated after December 31, 2002. Under SFAS No. 146, costs associated with an exit or disposal activity should be recognized and measured at the fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The Company is required to adopt SFAS No. 146 for all exit and disposal activities initiated after December 31, 2002. Management believes there will be no material effect on the Company's financial position, results of operations or stockholders' equity as result of the adoption of this new pronouncement.

        On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements and (3) include those disclosures in interim financial statements. SFAS No. 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002 and the related disclosures are contained in Note 10 to these financial statements. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002. The Company has adopted the annual disclosure provisions of SFAS No. 148 in these financial statements. See Note 2 to the Consolidated Financial Statements.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The provisions related to the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The provisions related to recognition and measurement of guarantees are effective for financial statement periods beginning after December 31, 2002 on a prospective basis. The Company has adopted the disclosure provisions of FIN 45 in these financial statements. The Company adopted the provisions related to the recognition and measurement of guarantees as of January 1, 2003. Management believes such provisions will not have a significant impact on the Company's results of operations or financial position. See Note 8 and 9 to the Consolidated Financial Statements.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses the consolidation of variable interest entities as defined in the Interpretation. FIN 46 requires an assessment of equity investments to determine if they are variable interest entities. FIN 46 is effective immediately for all variable interest entities created after

January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 must be applied no later than the beginning of the first interim period or annual reporting period beginning after June 15, 2003. In addition, if it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity, the enterprise must discuss the following information in all financial statements issued after January 31, 2003: (1) the nature, purpose, size or activities of the variable interest entity and (2) the enterprise's maximum exposure to loss as a result of its involvement with the variable interest entity. The Company's adoption of FIN 46 does not change the Company's accounting for the 2000 synthetic lease transaction and the 2001 Sale and Leaseback Transaction which are consolidated for reporting purposes. It is reasonably possible that the Company may enter into future arrangements for the development of new facilities or to operate facilities which may become subject to the provisions of FIN 46 and, in some cases, may be required to consolidate the related activities, facilities and financings.

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

        The Company evaluates realization of property and equipment pursuant to the provision of SFAS No. 144. In connection with the Company's evaluation, management makes judgments regarding future operating results and cash flows associated with individual facilities. Additionally, should management decide to sell a facility, realization is evaluated based on the estimated sales price. The Company is currently evaluating alternatives for the New Morgan Academy and negotiating a revised contract with the BOP for the Moshannon Valley Correctional Center. Realization of the Company's investment in both of these facilities is based on management's judgements and expectations related to legislative activities, economic events and other factors. Management has also evaluated the realization of its other facilities and does not believe that an impairment exists related to any of the Company's facilities as of December 31, 2002.

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

        The Company's 2000 Credit Facility, as amended, provides for borrowings of up to $45.0 million under a revolving line of credit. The commitment amount is reduced by $1.6 million quarterly beginning in July 2002 and by outstanding letters of credit. Accordingly, the available commitment amount under the amended 2000 Credit Facility was approximately $36.7 million at December 31, 2002. The Company had outstanding letters of credit of approximately $5.1 million at December 31, 2002. The amended 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 2.0%, or a rate which is 3.0% above the applicable LIBOR rate. The amended 2000 Credit Facility is collateralized by substantially all of the Company's assets, including the stock of all of the Company's subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain leverage, net worth and debt service coverage covenants. Additionally, the Company is limited to $2.5 million annually for the repurchase of its common stock an aggregate limit of $7.5 million. The Company has obtained a waiver from the lenders under the amended 2000 Credit Facility regarding the pending contractual default for the Moshannon Valley Correctional Center's construction delay. This waiver is effective through October 31, 2004. Included in the Company's cash and cash equivalents at December 31, 2002 is approximately $39.4 million that is invested in a separate account that is available to the Company for investment purposes or working capital with the approval of the lenders under the amended 2000 Credit Facility. This separate account is maintained, in part, to assure future credit availability.

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

        Scheduled maturities of long-term debt were as follows (in thousands):

	Cornell Companies, Inc.	Synthetic Lease Investor	MCF	Consolidated
For the year ending December 31,
2003	$37	$—	$7,600	$7,637
2004	—	—	8,300	8,300
2005	—	49,251	9,000	58,251
2006	—	—	9,700	9,700
Thereafter	—	—	156,000	156,000

Total	$37	$49,251	$190,600	$239,888

        The Company has certain guarantees that are required to be disclosed under FIN 45. The Company has arranged for letters of credit to be issued under the amended 2000 Credit Facility primarily to meet requirements for certain workers' compensation insurance obligations. The Company had outstanding letters of credit of approximately $5.1 million at December 31, 2002. These letters of credit expire annually.

9.     COMMITMENTS AND CONTINGENCIES

  Financial Guarantee

        During the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and provide general indemnifications. The Company's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company believes the risk of loss to be remote.

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

  Legal Proceedings

        In March and April 2002, the Company, Steven W. Logan, and John L. Hendrix, were named as defendants in four Federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al.,No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division. The aforementioned lawsuits are putative class action lawsuits brought on behalf of all purchasers of the Company's common stock between March 6, 2001 and March 5, 2002. The lawsuits involve disclosures made concerning two prior transactions executed by the Company: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction. These four lawsuits have all been consolidated into the Graydon Williams action. Recently, the Court granted Flyline Partners, LP's motion to be appointed as lead plaintiff and Flyline Partners, LP has filed a consolidated complaint. The consolidated complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, Section 20(a) of the Exchange Act and Section 11 of the

Securities Exchange Act of 1933. The consolidated complaint seeks, among other things, restitution damages, compensatory damages, rescission or rescissory measure of damages, costs, expenses, attorneys' fees and expert fees. The Company believes that it has good defenses to each of the plaintiffs' claims and intends to vigorously defend against each of the claims.

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

        In May and June 2002, the Company and its directors were sued in three other derivative lawsuits styled as follows: (1) Juan Guitierrez, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1812, in the United Stated District Court for the Southern District of Texas, Houston Division; (2) Thomas Pagano, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1896, in the United Stated District Court for the Southern District of Texas, Houston Division; and (3) Jesse Menning, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. 2002-28924, in the 164th Judicial District Court of Harris County, Texas. These lawsuits all allege breaches of fiduciary duty and waste of corporate assets by all of the defendants. A motion to dismiss the Guitierrez and Pagano lawsuits was filed. The court dismissed the Pagano action as duplicative of the Guitierrezaction. The motion to dismiss the Guitierrez action is still pending. The Company believes that it has good defenses to each of the plaintiffs' claims and intend to vigorously defend against each of these claims.

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

        The following is a summary of the status of the Company's 2000 Plan, 1996 Plan and other options at December 31, 2002, 2001 and 2000, and changes during the years then ended:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,178,624	$7.98	1,294,048	$7.70	1,242,637	$11.46
Granted	388,400	10.87	70,000	9.76	378,877	5.30
Exercised	(95,059)	2.11	(156,923)	5.64	(10,000)	2.50
Forfeited or canceled	(62,120)	13.99	(28,501)	12.26	(317,466)	19.74

Outstanding at end of year	1,409,845	9.20	1,178,624	7.98	1,294,048	7.70

Exercisable at end of year	681,787	8.65	602,839	7.61	619,673	6.79
Weighted average fair value of options granted		$6.87		$6.77		$3.03

        The following table summarizes information about the Company's outstanding stock options at December 31, 2002:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.75 to $5.64	492,442	6.6	$4.68	320,247	$4.80
7.59 to 9.99	233,000	8.7	9.19	125,000	8.56
10.13 to 15.19	530,900	7.2	11.37	139,700	12.33
15.60 to 24.38	153,503	7.2	16.18	96,840	16.19

	1,409,845			681,787

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

  Notes from Shareholders

        On July 8, 1996, the Company's former president (see below) and the Company founder, currently a director of the Company, each exercised options to purchase an aggregate 82,750 and 137,110, respectively, of shares of Class A Common Stock and Class B Common Stock at an aggregate price of $180,638 and $274,220, respectively. In connection with each exercise, each former officer entered into a promissory note with the Company for the respective aggregate exercise amounts. The promissory notes bear interest at an annual rate of 6.63%, mature in June 2004 with no interim interest or principal payments, are full recourse and collateralized by shares of the Company's common stock. In September 2002, the Company purchased at fair value 35,000 shares of its common stock from the Company's former president at a cost of approximately $283,000. In connection with that stock purchase, the Company's former president repaid $283,000 representing the accrued interest and a portion of the outstanding related principal former loan balance. Additionally, in December 2002, the Company's former president surrendered stock options with a fair value of approximately $77,000 which was used to repay a portion of his remaining balance. The fair value of these stock options were expensed by the Company in the year ended December 31, 2002. At December 31, 2002, the balance due from the Company's former president aggregated approximately $23,000 and the balance of principal and interest due from the Company's founder aggregated approximately $419,000. The Company recognized approximately $41,000, $42,000 and $39,000 of interest income related to these shareholder notes for the years ended December 31, 2002, 2001 and 2000, respectively.

  Treasury Stock

        During the years ended December 31, 2002 and 2001, the Company repurchased in the open market 242,100 and 90,900 shares, respectively, of its common stock under a share repurchase program at an aggregate cost of $2.2 million and $1.1 million, respectively. Additionally, in September 2002, the Company purchased at fair value 35,000 shares of its common stock from the Company's former president at a cost of approximately $283,000. In 2002, the Board of Directors authorized the repurchase of an aggregate $10.0 million of the Company's outstanding shares. The annual repurchase of shares is limited to $2.5 million, and an aggregate limit of $7.5 million, under the Company's amended 2000 Credit Facility. Under the current aggregate limitation, the Company can purchase additional shares of treasury stock valued at approximately $2.0 million.

  Employee Stock Purchase Plan

        Effective as of January 1, 2000, the Company has an employee stock purchase plan whereby employees can make contributions to purchase the Company's common stock. Purchases of common stock are made annually at the lower of the beginning or end of year market value, less a 15.0% discount. For the years ended December 31, 2002, 2001 and 2000, employee contributions of approximately $399,000, $214,000 and $97,000 were used to purchase 82,581, 46,767 and 13,585 shares, respectively, of the Company's common stock.

  Deferred Bonus Plan

        In the fourth quarter of 2001, the Company established a deferred bonus plan for certain employees. Pursuant to the plan, approximately $4.7 million was deposited on behalf of individual participants into a rabbi trust account, which included approximately $3.6 million in cash and $1.1 million in Company treasury stock. The treasury stock portion of the rabbi trust is to remain as treasury stock, while the participants may give investment directions to the trustee as to the cash portion, subject to certain limitations. The investments of the rabbi trust represent assets of the Company and are included in the accompanying Consolidated Balance Sheets based on the nature of the assets held. Assets placed into the rabbi trust are irrevocable; therefore they are restricted as to the Company's use under the terms of the trust and the deferred bonus plan. Amounts held in the rabbi trust are generally distributable upon vesting. At December 31, 2002, restricted assets and other current assets included approximately $300,000 and $226,000, respectively, of deposits in a rabbi trust. For the year ended December 31, 2001, restricted assets included $3.6 million of cash in a rabbi trust. For the year ended December 31, 2002, approximately $1.3 million was paid from plan assets as a result of the removal of the Company's former president from the plan due to his resignation as president in September 2002. Additionally, approximately $1.0 million of deferred bonus plan assets were forfeited and returned to the Company as a result of his resignation.

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

11.   DERIVATIVE FINANCIAL INSTRUMENTS AND GUARANTEES

  Debt Service Reserve Fund and Debt Service Fund

        In August 2001, MCF completed a bond offering to finance the 2001 Sale and Leaseback Transaction. In connection with this bond offering, two reserve fund accounts were established by MCF pursuant to the terms of the indenture: (1) MCF's Debt Service Reserve Fund, aggregating $24.2 million at December 31, 2002, was established to make payments on MCF's outstanding bonds in the event the Company (as lessee) should fail to make the scheduled rental payments to MCF and (2) MCF's Debt Service Fund, aggregating $12.4 million at December 31, 2002, used to accumulate the monthly lease payments that MCF receives from the Company until such funds are used to pay MCF's semi-annual bond interest and annual bond principal payments. Both reserve fund accounts are subject to the agreements with the MCF Equity Investors whereby guaranteed rates of return of 3.0% and 5.08%, respectively, are provided for in the balance of the Debt Service Reserve Fund and the Debt Service Fund. The guaranteed rates of return are characterized as cash flow hedge derivative instruments. At inception, the derivatives had an aggregate fair value of $4.0 million, which has been recorded as a decrease to the equity investment in MCF made by the MCF Equity Investors ("MCF minority interest") and as a deferred liability in the accompanying Consolidated Balance Sheets. Changes in the fair value of the derivative instruments are recorded as an adjustment to deferred income and reported as other comprehensive income in the accompanying Consolidated Statements of Operations and Comprehensive Income. At December 31, 2002, the fair value of these derivative instruments was approximately $2.1 million. As a result, the accompanying Consolidated Statements of Operations and Comprehensive Income include accumulated other comprehensive income of approximately $1.9 million. There is no difference between net income and comprehensive income for 2001 and 2000.

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

        In April 1999, the Company was awarded a contract to design, build and operate a 1,095 bed prison for the BOP in Moshannon Valley, Pennsylvania (the "Moshannon Valley Correctional Center"). Construction and activation activities commenced immediately. In June 1999, the BOP issued a Stop-Work Order pending a re-evaluation of its environmental documentation supporting the decision to award the contract. The environmental study was completed with a finding of no significant impact and the Stop-Work Order was lifted by the BOP on August 9, 2001.

        In September 1999, the Company received correspondence from the Office of the Attorney General of the Commonwealth of Pennsylvania indicating its belief that the operation of a private prison in Pennsylvania is unlawful. The Company and the BOP have had discussions with the Attorney General's staff regarding these and related issues. As a result of these issues, the Company has not re-commenced its construction efforts. As of December 31, 2002, the Company had incurred approximately $16.1 million for construction and land development costs and capitalized interest related to the Moshannon Valley Correctional Center. According to the BOP contract, as amended, the Company must complete the construction of the project by April 15, 2003. The Company will not be able to complete construction within that time frame. The Company is currently obtaining contract amendments monthly from the BOP. The Company anticipates obtaining another long-term contract amendment from the BOP extending the construction deadline. In the event the Company is not able to negotiate a contract amendment with the BOP, then the BOP may have the right to assert that the Company has not completed construction of the facility within the time frame provided in the BOP contract, as amended. Management expects that the contract will be amended to address cost and construction timing matters resulting from the extended delay. In the event that the BOP decides not to continue with the construction of the Moshannon Valley Correctional Center and terminates the contract, management believes that the Company has the right to and will recover its invested costs. In the event any portion of these costs are determined not to be recoverable upon contract termination by the BOP, such costs would be expensed. Management currently believes that the invested costs would be fully recoverable in the event of this contract being terminated.

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

        In July 1996, the Company entered into promissory notes with the Company's former president and the Company's founder, currently a director of the Company. The promissory notes bear interest at an annual rate of 6.63%, mature in June 2004 with no interim interest or principal payments, are full recourse and collateralized by shares of the Company's common stock.

        In connection with the Company president's resignation in September 2002, the outstanding principal and interest balance of approximately $76,000 and $35,000, respectively, was repaid. At

December 31, 2002, the principal and related accrued interest receivable outstanding related to the Company founder's note was approximately $270,000 and $109,000. These amounts are reflected in deferred costs and other assets in the accompanying Consolidated Balance Sheets. The Company recognized approximately $29,000, $29,000 and $27,000 of interest income related to these notes for the years ended December 31, 2002, 2001 and 2000.

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

14.   SEGMENT DISCLOSURE

        The Company's three operating divisions are its reportable segments. The adult secure institutional segment consists of the operation of secure adult incarceration facilities. The juvenile segment consists of providing residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of ten and 17 who have either been adjudicated or suffer from behavioral problems. The pre-release segment consists of providing pre-release and halfway house programs for adult offenders who are either on probation or serving the last three to six months of their sentences on parole and preparing for re-entry into society at large as well as community-based treatment and education programs as an alternative to incarceration. All of the Company's customers and long-lived assets are located in the United States of America. The accounting policies of the Company's reportable segments are the same as those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements. Intangible assets are not included in each segment's reportable assets, and the amortization of intangible assets is not included in the determination of a segment's operating income. The Company evaluates performance based on income or loss from operations before general and administrative expenses, incentive bonuses, amortization of intangibles, interest and income taxes. Corporate and other assets are comprised primarily of cash, accounts receivable, deposits, property and equipment, deferred taxes, deferred costs and other assets.

        The only significant noncash items reported in the respective segments' income from operations is depreciation and amortization (excluding intangibles) (in thousands).

	Year Ended December 31,
	2002	2001	2000
Revenue:
Adult secure institutional	$99,549	$99,791	$91,163
Juvenile	124,967	116,262	86,033
Pre-release	50,629	49,197	48,854

Total revenue	$275,145	$265,250	$226,050

Depreciation and amortization:
Adult secure institutional	$3,558	$3,222	$2,873
Juvenile	2,615	2,149	1,285
Pre-release	1,391	1,451	1,164
Amortization of intangibles	878	1,525	1,528
Corporate and other	1,337	931	613

Total depreciation and amortization	$9,779	$9,278	$7,463

Income from operations:
Adult secure institutional	$26,586	$22,347	$20,126
Juvenile	17,402	16,857	11,371
Pre-release	11,609	10,514	11,983

Subtotal	$55,597	$49,718	$43,480
General and administrative expenses	(21,480)	(15,291)	(12,024)
Incentive bonuses	—	(1,000)	—
Amortization of intangibles	(878)	(1,525)	(1,528)
Corporate and other	(1,662)	(884)	(275)

Total income from operations	$31,577	$31,018	$29,653

Capital expenditures:
Adult secure institutional	$4,098	$4,083	$17,105
Juvenile	1,566	7,117	33,219
Pre-release	2,006	675	4,254
Corporate and other	3,444	2,293	2,214

Total capital expenditures	$11,114	$14,168	$56,792

Assets:
Adult secure institutional	$156,315	$155,085	$155,676
Juvenile	96,239	102,766	88,801
Pre-release	58,071	57,962	55,206
Intangible assets, net	13,062	15,456	16,861
Corporate and other	117,604	113,538	20,306

Total assets	$441,291	$444,807	$336,850

15.   SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2002:
Revenues	$68,475	$69,077	$69,634	$67,959	$275,145
Income from operations	6,375	7,888	7,992	9,322	31,577
Income before cumulative effect of changes in accounting principles(1)	635	1,974	1,793	2,925	7,327
Net income (loss)	(330)	1,974	1,793	2,925	6,362
Earnings per share before cumulative effect of changes in accounting principles:
—Basic	$.05	$.15	$.14	$.23	$.57
—Diluted	$.05	$.15	$.14	$.21	$.55
Earnings per share:
—Basic	$(.03)	$.15	$.14	$.23	$.49
—Diluted	$(.03)	$.15	$.14	$.22	$.48
2001:
Revenues	$60,628	$65,745	$68,733	$70,144	$265,250
Income from operations	4,570	8,121	8,493	9,834	31,018
Income before extraordinary charge and cumulative effect of changes in accounting principles(2)(3)	54	2,129	1,909	2,743	6,835
Net income	824	2,129	1,431	275	4,659
Earnings per share before extraordinary charge and cumulative effect of changes in accounting principles:
—Basic	$.01	$.23	$.21	$.26	$.71
—Diluted	$.01	$.22	$.19	$.24	$.68
Earnings per share:
—Basic	$.09	$.23	$.15	$.03	$.48
—Diluted	$.09	$.22	$.14	$.02	$.46
2002 Balance Sheet Data:
Working capital	$99,915	$100,277	$92,749	$95,988	$95,988
Total assets	435,836	438,838	428,237	441,291	441,291
Long-term debt, net of current portion	239,310	239,310	231,724	232,258	232,258
Stockholders' equity	153,024	154,745	158,330	159,952	159,952
2001 Balance Sheet Data:
Working capital	$35,526	$41,294	$88,584	$97,814	$97,814
Total assets	341,682	346,013	434,012	444,807	444,807
Long-term debt, net of current portion	201,155	206,686	276,718	238,768	238,768
Stockholders' equity	105,478	106,771	109,209	153,104	153,104

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

(3)
The Company changed its method of accounting for durable supplies effective January 1, 2001 and recorded a net-of-tax benefit of approximately $770,000 as a cumulative effect of a change in accounting principle. See Note 3 to the Consolidated Financial Statements. 83

        A summary of the Company's revised unaudited condensed statement of cash flow data (after giving effect to the revisions described in Note 16) as compared to amounts originally reported in the

2002 Forms 10-Q for the periods ended March 31, 2002, June 30, 2002 and September 30, 2002 is as follows (in thousands):

	Three Months Ended March 31, 2002		Six Months Ended June 30, 2002		Nine Months Ended September 30, 2002
	As Previously Reported	Revised	As Previously Reported	Revised	As Previously Reported	Revised
Operating cash flows	$(59)	$(1,632)	$9,933	$2,177	$16,427	$311
Investing cash flows	$(3,765)	$(548)	$(4,116)	$(9,203)	$(8,598)	$(4,281)
Financing cash flows	$721	$971	$(12,350)	$493	$(18,525)	$(6,726)
Net change in cash and cash equivalents	$(3,103)	$(1,209)	$(6,533)	$(6,533)	$(10,696)	$(10,696)

Note 16.    Revised Statement of Cash Flows

        The 2002 Consolidated Statement of Cash Flows has been revised to classify the rental payments made by the Company into the restricted debt service fund as investing cash outflows rather than as financing cash outflows. Payments made from the restricted debt service fund to (1) pay interest to bond holders are reflected as cash outflows from operating activities and (2) pay principal to bond holders are reflected as cash outflows from financing activities, and as cash inflows from investing activities. Amounts for prior periods have been reclassified to conform with the 2002 presentation.

        The revision affected amounts in the 2002 Consolidated Statement of Cash Flows as follows (in thousands):

	Year Ended December 31, 2002
	As Previously Reported	Revised
Accounts payable and accrued liabilities	$16,042	$(74)
Net cash provided by operating activities	35,880	19,764
Payments to restricted debt payment account	—	(2,184)
Net cash used in investing activities	(10,114)	(12,298)
Payments to restricted debt service fund	(25,100)	—
Payments of long-term debt	—	(6,800)
Net cash used in financing activities	(26,400)	(8,100)

        The Company believes the revised classifications reflected above enhance the comparability and clarity of the Company's financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On May 30, 2002, upon the recommendation of the Company's Audit Committee, the Board of Directors approved the dismissal of Arthur Andersen LLP ("Arthur Andersen") as the Company's independent auditors and the appointment of PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") to serve as the Company's independent auditors for the year ending December 31, 2002. The change in auditors is effective immediately.

        Arthur Andersen's reports on the Company's consolidated financial statements as of and the years ended December 31, 2001and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

        In connection with the audits of the two fiscal years ended December 31, 2001 and through May 30, 2002 there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        The Company provided Arthur Andersen with a copy of the foregoing disclosures. Arthur Andersen provided the Company with a letter, dated May 31, 2002, stating its agreement with such statements.

        During the two fiscal years ended December 31, 2001 and through May 30, 2002 the Company did not consult PricewaterhouseCoopers with respect to the application of generally accepted accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

ITEM 14. DISCLOSURE CONTROLS AND PROCEDURES

        Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this annual report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the principal executive officer and the principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

        Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we filed under the Exchange Act is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As part of the Company's preparation for compliance with the Sarbanes-Oxley Act, Section 404, the Company is continuing to review its internal control structure and may potentially make improvements to its internal control structure based on this review.

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

    3.
    Exhibits

Exhibit No.	Description	Incorporated by Reference
3.1	Restated Certificate of Incorporation of the Company.	1
3.2	Amended and Restated Bylaws of the Company.	19
4.1	Certificate representing Common Stock.	2
4.2	Registration Rights Agreement dated as of March 31, 1994, as amended, among the Company and the stockholders listed on the signature pages thereto.	2
4.3	Rights Agreement dated as of May 1, 1998 between the Company and the stockholders listed on the signature pages thereto.	7
9.1	Stock Transfer and Voting Agreement dated November 23, 1994 between David M. Cornell and Jane B. Cornell.	2
10.1	Cornell Corrections, Inc. Amended and Restated 1996 Stock Option Plan.(a)	6
10.2	Employment Agreement dated as of September 9, 1997 between Abraxas Group, Inc. and Arlene R. Lissner.(a)	3
10.3	Covenant Not to Compete Agreement dated as of September 9, 1997 by and between the Company and Arlene R. Lissner.(a)	3
10.4	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	2
10.5	Stockholders Agreement among certain stockholders named therein dated September 15, 1997.	3

10.6	Professional Management Agreement between the Company and Central Falls Detention Facility Corporation dated July 15, 1992.	2
10.7	Operating Agreement by and between each of MidTex Detentions, Inc., the City of Big Spring, Texas ("Big Spring") and Cornell Corrections of Texas, Inc. ("CCTI") dated as of July 1, 1996 and related Assignment and Assumption of Operating Agreement.	2
10.8	Contract between CCCI and the CDC (No. R92.132) for the Live Oak, California Facility dated March 1, 1993, as amended.	2
10.9	Asset Purchase Agreement dated as of January 31, 1997 by and between CCTI and Interventions Co.	4
10.10	Asset Purchase Agreement dated as of August 14, 1997 by and between the Company and Abraxas Group, Inc., Foundation for Abraxas, Inc., Abraxas Foundation, Inc., Abraxas Foundation of Ohio and Abraxas, Inc.	3
10.11	Contract between Texas Alcoholism Foundation, Inc. and the Texas Department of Criminal Justice, Parole Division for the Reid Facility dated January 31, 1996, as amended.	2
10.12	Form of Contract between CCCI and the Utah State Department of Human Services, Division of Youth Corrections for the Salt Lake City, Utah Juvenile Facility.	2
10.13	Asset Purchase Agreement among CCTI, Texas Alcoholism Foundation, Inc. and the Texas House Foundation, Inc. dated May 14, 1996.	2
10.14	Asset Purchase Agreement among CCTI, the Company, Ed Davenport, Johnny Rutherford and MidTex Detentions, Inc. dated May 22, 1996.	2
10.15	Lease Agreement between CCCI and Baker Housing Company dated August 1, 1987 for the Baker, California facility.	2
10.16	Lease Agreement between Big Spring and Ed Davenport dated as of July 1, 1996 for the Interstate Unit and related Assignment and Assumption of Leases.	2
10.17	Secondary Sublease Agreement between Big Spring and Ed Davenport dated as of July 1, 1996 for the Airpark Unit and related Assignment and Assumption of Leases.	2
10.18	Secondary Sublease Agreement between Big Spring and Ed Davenport dated as of July 1, 1996 for the Flightline Unit and related Assignment and Assumption of Leases.	2
10.19	Stock Option Agreement between the Company and CEP II dated July 9, 1996.	2
10.20	Form of Option Agreement between the Company and the Optionholder listed therein dated as of November 1, 1995.	10
10.21	Senior Note Agreement by and between the Company and the Note Purchasers dated July 15, 1998.	8
10.22	Asset Purchase Agreement dated as of November 17, 1997 by and between Foresite Capital Facilities Corporation and the Hinton Economic Development Authority.	5
10.23	Amendment dated December 10, 1997 to Asset Purchase Agreement dated as of November 17, 1997.	5
10.24	Amendment No. 2 dated January 6, 1998 to Asset Purchase Agreement dated as of November 17, 1997.	5

10.25	Assignment of Agreement of Purchase and Sale dated as of January 5, 1998 by and between Foresite Capital Facilities Corporation and Cornell Corrections of Oklahoma, Inc.	5
10.26	Allvest Asset Purchase Agreement dated as of June 20, 1998 by and between the Company and Allvest, Inc., St. John Investments, and William C. Weimar.	9
10.26a	Subordinated Bridge Loan Agreement by and between the Company and ING dated October 14, 1999.	11
10.27	Asset Purchase Agreement by and among the Company and Interventions and IDDRS Foundation dated May 10, 1999.	11
10.28	Extension of Asset Purchase Agreement by and among the Company and Interventions and IDDRS Foundation dated September 30, 1999.	11
10.29	Asset Purchase Agreement by and among BHS Consulting Corp., its Shareholders and the Company dated May 10, 1999.	11
10.30	Extension of Asset Purchase Agreement by and among BHS Consulting Corp., its Shareholders and the Company dated September 30, 1999.	11
10.31	Amendment to Asset Purchase Agreement by and among BHS Consulting Corp., its Shareholders and the Company dated November 12, 1999.	11
10.32	Participation Agreement among the Company and certain of its subsidiaries and Heller Financial Leasing, Inc. dated November 23, 1999.	12
10.33	Lease Agreement between First Security Bank, National Association, and the Company and certain of its subsidiaries dated November 23, 1999.	12
10.34	Lease Agreement by and among Hinton Economic Development Authority, the Town of Hinton, Oklahoma, and Cornell Corrections of Oklahoma, Inc. dated December 31, 1999.	12
10.35	Consulting Agreement between the Company and David M. Cornell dated December 15, 1999.(a)	12
10.36	Form of Severance Agreement executed by John Hendrix, Arlene Lissner, Thomas Jenkins, Thomas Rathjen, Patrick Perrin and Steven Logan.(a)	12
10.37	Fourth Amended and Restated Credit Agreement among the Company, certain subsidiaries of the Company, Atlantic Financial Group, Ltd., the Lenders and ING (U.S.) Capital LLC, as Administrative Agent, dated as of July 21, 2000.	13
10.38	Amended and Restated Master Agreement among the Company, certain subsidiaries of the Company, Atlantic Financial Group, Ltd., the Lenders, ING (U.S.) Capital LLC, as Administrative Agent, Bank of America N.A., as Syndication Agent, and Suntrust Equitable Securities Corporation, as Documentation Agent, dated as of July 21, 2000.	13
10.39	Note and Equity Purchase Agreement among the Company, American Capital Strategies, Ltd. and Teachers Insurance and Annuity Association of America, dated as of July 21, 2000.	13
10.40	Warrant issued by the Company to American Capital Strategies, Ltd. dated as of July 21, 2000.	13

10.41	Warrant issued by the Company to Teachers Insurance and Annuity Association of America, dated as of July 21, 2000.	13
10.42	Cornell Corrections, Inc. Employee Stock Purchase Plan.(a)	14
10.42a	Cornell Companies, Inc. Deferred Compensation Plan(a)	14
10.43	Cornell Companies, Inc. 2000 Director Stock Plan.(a)	15
10.44	Cornell Companies, Inc. 2000 Broad-Based Employee Plan.(a)	16
10.44a	Cornell Companies, Inc. Deferred Bonus Plan.	21
10.45	Premises Transfer Agreement dated August 14, 2001 among Cornell Company, Inc., Cornell Corrections of Georgia, L.P., Cornell Corrections of Oklahoma, Inc., Cornell Corrections of Texas, Inc., WBP Leasing, Inc., and Municipal Corrections Finance, L.P.	17
10.46	Master Lease Agreement (with addenda) dated August 14, 2001 between Municipal Corrections Finance, L.P. and Cornell Companies, Inc.	17
10.47	Master Lease Agreement dated December 3, 1998 between Atlantic Financial Group and WBP Leasing, Inc. and certain other subsidiaries of Cornell Corrections, Inc.	18
10.48	Amendment No. 1 to Credit Agreement dated January 31, 2001.	18
10.49	Amendment No. 2 to Credit Agreement and Amendment No. 1 to Master Agreement dated August 9, 2001.	18
10.50	First Amendment to Note and Equity Purchase Agreement dated August 9, 2001.	18
11.1	Computation of Per Share Earnings.	21
21.1	Subsidiaries of the Company.	21
23.1	Consent of PricewaterhouseCoopers LLP.	*
23.2	Information Regarding Consent of Arthur Andersen LLP.	21
99.1	Letter from Cornell Companies, Inc. to the Securities and Exchange Commission dated April 15, 2002 regarding representation from Arthur Andersen LLP.	20
99.2	Letter Agreement dated September 5, 2001, as amended, between Cornell Companies, Inc. and Lehman Brothers, Inc.	20
99.3	Certification of Chief Executive Officer	*
99.4	Certification of Chief Financial Officer	*

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

(21)
Annual Report on Form 10-K for the year ended December 31, 2002.

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

CORNELL COMPANIES, INC.
Dated: May 14, 2003	By:	/s/ HARRY J. PHILLIPS, JR. Harry J. Phillips, Jr. Executive Chairman, Chairman of the Board and Director

SIGNATURE	TITLE	DATE

/s/ HARRY J. PHILLIPS, JR. Harry J. Phillips, Jr.	Executive Chairman, Chairman of the Board and Director (Principal Executive Officer)	May 14, 2003
/s/ JOHN L. HENDRIX John L. Hendrix	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 14, 2003
/s/ ANTHONY R. CHASE Anthony R. Chase	Director	May 14, 2003
/s/ DAVID M. CORNELL David M. Cornell	Director	May 14, 2003
Peter A. Leidel	Director
/s/ ARLENE R. LISSNER Arlene R. Lissner	Director	May 14, 2003
/s/ D. STEPHEN SLACK D. Stephen Slack	Director	May 14, 2003
/s/ TUCKER TAYLOR Tucker Taylor	Director	May 14, 2003
/s/ MARCUS A. WATTS Marcus A. Watts	Director	May 14, 2003

Cornell Companies, Inc.
a Delaware corporation
CERTIFICATION OF PRINCIPAL CHIEF EXECUTIVE OFFICER
Section 302 Certification

I, Harry J. Phillips, Jr., certify that:

(1)
I have reviewed this annual report on Form 10-K/A of Cornell Companies, Inc., a Delaware corporation (the "registrant");

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

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

(6)
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
	By:	/s/ HARRY J. PHILLIPS, JR. Harry J. Phillips, Jr. Executive Chairman, Chairman of the Board and Director

Cornell Companies, Inc.
a Delaware corporation
CERTIFICATION OF PRINCIPAL CHIEF FINANCIAL OFFICER
Section 302 Certification

I, John L. Hendrix, certify that:

(1)
I have reviewed this annual report on Form 10-K/A of Cornell Companies, Inc., a Delaware corporation (the "registrant");

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

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

(6)
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

By:	/s/ JOHN L. HENDRIX John L. Hendrix Senior Vice President and Chief Financial Officer

QuickLinks

PART I BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR CORNELL COMPANIES, INC. COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
REPORT OF INDEPENDENT ACCOUNTANTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CORNELL COMPANIES, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
CORNELL COMPANIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in thousands, except per share data)
CORNELL COMPANIES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands, except share data)
CORNELL COMPANIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
CORNELL COMPANIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 14. DISCLOSURE CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
Cornell Companies, Inc. a Delaware corporation CERTIFICATION OF PRINCIPAL CHIEF EXECUTIVE OFFICER Section 302 Certification