Form 10-Q
period 2003-03-31
CORNELL COMPANIES INC
filed 2003-05-15
CIK 1016152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Yes ☒ No ☐

At April 30, 2003 Registrant had outstanding 13,076,570 shares of its Common Stock.

PART I          FINANCIAL INFORMATION

ITEM 1.          Financial Statements

CORNELL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,309	$52,610
Accounts receivable, net	58,017	60,035
Other restricted assets	12,803	14,767
Deferred tax asset	3,300	3,300
Prepaids and other	5,968	5,528
Total current assets	131,397	136,240
PROPERTY AND EQUIPMENT, net	254,487	255,450
OTHER ASSETS:
Debt service reserve fund	24,163	24,157
Goodwill	7,721	7,721
Other intangible assets, net	5,151	5,341
Deferred costs and other	12,220	12,382
Total assets	$435,139	$441,291

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$24,766	$32,622
Current portion of long-term debt	7,628	7,630
Total current liabilities	32,394	40,252
LONG-TERM DEBT, net of current portion	232,254	232,258
DEFERRED TAX LIABILITIES	5,314	4,954
OTHER LONG-TERM LIABILITIES	2,802	3,875
Total liabilities	272,764	281,339

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 30,000,000 shares authorized, 14,251,524 and 14,005,482 shares issued and outstanding, respectively	14	14
Additional paid-in capital	140,369	140,085
Notes from shareholders	(449)	(442)
Retained earnings	32,205	30,248
Treasury stock (1,477,086 and 1,109,816 shares at cost, respectively)	(11,510)	(11,038)
Deferred compensation	(599)	(811)
Accumulated comprehensive income	2,345	1,896
Total stockholders’ equity	162,375	159,952
Total liabilities and stockholders’ equity	$435,139	$441,291

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002

REVENUES	$66,026	$68,475
OPERATING EXPENSES, EXCLUDING DEPRECIATION AND AMORTIZATION	51,780	53,808
DEPRECIATION AND AMORTIZATION	2,569	2,206
GENERAL AND ADMINISTRATIVE EXPENSES	3,898	6,086

INCOME FROM OPERATIONS	7,779	6,375
INTEREST EXPENSE	4,847	5,795
INTEREST INCOME	(385)	(528)
MINORITY INTEREST IN LOSSES OF CONSOLIDATED SPECIAL PURPOSE ENTITIES	—	(40)

INCOME BEFORE PROVISION FOR INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	3,317	1,148
PROVISION FOR INCOME TAXES	1,360	513
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,957	635

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF RELATED INCOME TAX BENEFIT OF ($671) IN 2002	—	(965)

NET INCOME (LOSS)	$1,957	$(330)

EARNINGS (LOSS) PER SHARE:
BASIC AND DILUTED
Income before cumulative effect of change in accounting principle	$.15	$.05
Cumulative effect of change in accounting principle	—	(.08)
Net income (loss)	$.15	$(.03)

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	12,784	12,952
DILUTED	12,940	12,952

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$1,957	$(330)
Unrealized gain on derivative instruments	449	—
Comprehensive income (loss)	$2,406	$(330)

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,957	$(330)
Adjustments to reconcile net income (loss) to net cash provided by operating activities —
Cumulative effect of change in accounting principle	—	965
Minority interest in consolidated special purpose entities	—	(40)
Depreciation	2,349	1,986
Amortization of intangibles and other assets	220	220
Amortization of deferred compensation	86	44
Amortization of deferred financing costs	289	95
Provision for bad debts	1,179	480
Deferred income taxes	360	(159)
Change in assets and liabilities:
Accounts receivable	839	3,174
Restricted assets	5	1,757
Other assets	(604)	(1,369)
Accounts payable and accrued liabilities	(7,856)	(8,078)
Deferred revenues and other liabilities	(596)	(377)
Net cash used in operating activities	(1,772)	(1,632)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,383)	(1,973)
Net decrease in restricted debt service fund	1,953	1,425
Net cash provided by (used in) investing activities	570	(548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	542
Payments on capital lease obligations	(9)	(37)
Proceeds from exercise of stock options and warrants	382	466
Purchases of treasury stock	(472)	—
Net cash provided by (used in) financing activities	(99)	971

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,301)	(1,209)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,610	53,244
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,309	$52,035

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Borrowing on capital leases	$3	$—
Other comprehensive income	$449	$—
Purchases of treasury stock by deferred bonus plan	$—	$250

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Cornell Companies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Estimates were used in the preparation of these financial statements.  Actual results could differ from those estimates.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission.

2.              Accounting For Stock Based Compensation

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).  In accordance with the provisions of APB No. 25, stock-based employee compensation cost is not reflected in net income, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant.  The following table illustrates, in accordance with SFAS No. 148, the effect of net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, expect per share amounts):

	Three Months Ended March 31,
	2003	2002

Net income (loss), as reported	$1,957	$(330)
Add: stock based employee compensation expense, net of related tax effect	52	27
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(583)	(347)
Pro forma net income (loss)	$1,426	$(650)
Earnings (loss) per share:
Basic, as reported	$.15	$(.03)
Basic, pro forma	.11	(.05)
Diluted, as reported	.15	(.03)
Diluted, pro forma	.11	(.05)

3.              New Accounting Pronouncements

The Company implemented Statement of Financial Accounting Standard (“SFAS”) No. 143, SFAS No. 146 and SFAS No. 148 and FIN 45 in the three months ended March 31, 2003 with no impact on the Company’s reported financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), effective for fiscal years beginning after May 15, 2002.  SFAS No. 145 rescinds FASB Statement No. 4, 44, 64 and amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  Additionally, SFAS No. 145 requires that gains and losses on the extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4.  The Company adopted SFAS No. 145 as required on January 1, 2003 and will affect the classification of the extraordinary losses previously reported in the third and fourth quarter of 2001.

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

In April 2003 the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149).  SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and should be applied prospectively.  The provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates.  The Company does not expect the adoption of SFAS No. 149 to have a material effect on the Company’s financial position or results of operations.

4.     Change in Accounting Principle

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. The new rules under these statements require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and specifies the criteria for the recognition of intangible assets separately from goodwill.  Under the new rules, goodwill is no longer amortized but is subject to an impairment test annually.  Other intangible assets that meet the new criteria under the new rules will continue to be amortized over their remaining useful lives.  The Company adopted SFAS No. 141 and SFAS No. 142 as of January 1, 2002 and recorded a cumulative effect of change in accounting principle charge of $965,000, net of tax, related to the impairment of goodwill for an acquisition made in November 1999.

5.     Other Intangible Assets

Other intangible assets at March 31, 2003 and December 31, 2002 consisted of the following (in thousands):

	March 31, 2003	December 31, 2002

Non-compete agreements	$8,330	$8,300
Accumulated amortization	(3,179)	(2,959)
Other intangibles, net	$5,151	$5,341

Amortization expense for non-compete agreements was approximately $220,000 for the three months ended March 31, 2003 and 2002.  Amortization expense for non-compete agreements is expected to be approximately $878,000 for each of the fiscal years ended December 31 for the next five years.

6.              Credit Facilities

The Company’s long-term debt consisted of the following (in thousands):

	March 31, 2003	December 31, 2002

Debt of Cornell Companies, Inc.:
Capital lease obligations	$31	$37
Subtotal	31	37

Debt of Consolidated Special Purpose Entities:
Synthetic Lease Investor Note A due July 2005 with an interest rate of LIBOR plus 3.25%	41,117	41,117
Synthetic Lease Investor Note B due July 2005 with an interest rate of LIBOR plus 3.50%	8,134	8,134
MCF 8.47% Bonds due 2016	190,600	190,600
Subtotal	239,851	239,851

Consolidated total debt	$239,882	$239,888

Less: current maturities	(7,628)	(7,630)

Consolidated long-term debt	$232,254	$232,258

The Company’s 2000 Credit Facility, as amended, provides for borrowings of up to $45.0 million under a revolving line of credit.  The commitment amount is reduced by $1.6 million quarterly beginning in July 2002 and by outstanding letters of credit.  Accordingly, as of March 31, 2003, the Company had $35.1 million available under the amended 2000 Credit Facility.  The Company had outstanding letters of credit of approximately $5.1 million at March 31, 2003.  The amended 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 2.0%, or a rate which is 3.0% above the applicable LIBOR rate.  The amended 2000 Credit Facility is collateralized by substantially all of the Company’s assets, including the stock of all of the Company’s subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain leverage, net worth and debt service coverage covenants.  Additionally, the Company is limited to $2.5 million annually for the repurchase of its common stock with an aggregate limit of $7.5 million.  Due to the consolidation, for financial reporting purposes, of MCF as of August 14, 2001, the Company was not in compliance with certain leverage ratio covenants.  On April 5, 2002, the 2000 Credit Facility was amended to waive such non-compliance and to revise the covenants to levels that accommodate the Company’s consolidation of special purpose entities in its consolidated balance sheets, statements of operations and cash flows.  As a result of this waiver and amendment, the Company recognized a pre-tax charge to interest expense of approximately $825,000 during the first quarter of 2002 for lender and other professional fees.  Additionally, the Company has obtained a waiver from the lenders under the amended 2000 Credit Facility regarding the pending contractual default for the Moshannon Valley Correctional Center’s construction delay.  This waiver is effective through October 31, 2004.  Included in the Company’s cash and cash equivalents at March 31, 2003 is approximately $39.5 million that is invested in a separate account that is available to the Company for investment purposes or working capital with the approval of the lenders under the amended 2000 Credit Facility.  This separate account is maintained, in part, to assure future credit availability.

Additionally, the amended 2000 Credit Facility provides the Company with the ability to enter into synthetic lease agreements for the acquisition or development of operating facilities.  This synthetic lease financing arrangement provides for funding to the lessor under the operating leases of up to $100.0 million, of which approximately $51.0 million had been utilized as of March 31, 2003.  The Company expects to utilize the remaining capacity under this synthetic lease financing arrangement to complete construction of the Moshannon Valley Correctional Center.  The Synthetic Lease Investor’s Note A and Note B have total credit commitments of $81.4 million and $15.1 million, respectively.  The Company pays commitment fees at a rate of 0.5% annually for the unused portion of the synthetic lease financing capacity.  The Synthetic Lease Investor’s Notes A and B are cross-collateralized with the Company’s revolving line of credit and contain cross-default provisions.  Under the provisions of FIN 46, utilization of this synthetic lease financing arrangement to complete the construction of the Moshannon Valley Correctional Center will result in the continued consolidation of the facility and the related financing in the Company’s financial statements.

7.     New Facilities and Projects Under Development

The Company closed the New Morgan Academy in the fourth quarter of 2002 and is currently considering several options ranging from the sale of the facility to utilization of the facility for another type of program.  The Company is maintaining a small staff to maintain the facility while the Company considers its options for the use or sale of the facility.

The carrying value of the property and equipment at the New Morgan Academy was approximately $31.1 million at March 31, 2003.  Currently, management of the Company believes that its long-lived assets at the New Morgan Academy are recoverable either from the cash flows of an alternative program operating at the facility or upon the sale or lease of the facility to a third party, and accordingly, pursuant to the provisions of SFAS No. 144, an impairment allowance is not deemed necessary as of March 31, 2003.  However, management estimates that, were the Company to sell the facility, it is reasonably possible that the Company would not be able to fully recover the carrying value of its long-lived assets for this facility.

In January 2003, the Company executed a lease for the Bernalillo County Jail in Albuquerque, New Mexico.  The facility, which will be vacated by the County in favor of a new jail, will be remodeled by the Company and used to provide adult secure confinement for a wide array of government agencies that have demonstrated a need for additional bed space.  The facility will add approximately 1,000 beds to the Company’s current service capacity.  The Company is currently re-negotiating the lease but expects the monthly rental payment to be approximately $80,000 to $100,000 over the five year lease term.

In May 2003, the Company acquired the Texas Adolescent Center in San Antonio, Texas for approximately $2.1 million in cash.

The Company is currently renovating this 121 bed residential juvenile facility and expects it to become operational in the third or fourth quarter of 2003.

In March 2003, the Company reached an agreement with the Commonwealth of Pennsylvania that resolved all outstanding administrative issues relative to the contract awarded to the Company by the Federal Bureau of Prisons (“BOP”) to operate the Moshannon Valley Correctional Center.  If the Company is able to negotiate an amendment to the contract with the BOP, this agreement will allow the Company to move forward with the construction and operation of the facility, subject to re-approval of the project by the lenders under the Company’s amended 2000 Credit Facility.

As of March 31, 2003, the Company had incurred approximately $16.1 million for construction and land development costs and capitalized interest related to the Moshannon Valley Correctional Center.  According to the BOP contract, as amended, the Company must complete the construction of the project by April 15, 2003.  The Company did not complete construction within that time frame.  The Company is currently obtaining contract amendments monthly from the BOP. The Company anticipates obtaining another long-term contract amendment from the BOP extending the construction deadline.  In the event the Company is not able to negotiate a contract amendment with the BOP, then the BOP may have the right to assert that the Company has not completed construction of the facility within the time frame provided in the BOP contract, as amended.  Management expects that the contract will be amended to address cost and construction timing matters resulting from the extended delay.  In the event that the BOP decides not to continue with the construction of the Moshannon Valley Correctional Center and terminates the contract, management believes that the Company has the right to and will recover its invested costs.  In the event any portion of these costs are determined not to be recoverable upon contract termination by the BOP, such costs would be expensed.  Management currently believes that the invested costs would be fully recoverable in the event of this contract being terminated.

At March 31, 2003, accounts receivable include costs totaling approximately $1.4 million for direct costs incurred by the Company since the issuance of the Stop-Work Order in June 1999 for payroll and other operating costs related to the Moshannon Valley Correctional Center.  These costs were incurred with the understanding that such costs would be reimbursed by the BOP.  Although no formal written agreement exists, management believes that these costs will be reimbursed by the BOP in the near term.  In the event any portion of these costs are determined not to be reimbursable, such costs will be expensed in the period such determination is made.

8.              Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution from common stock equivalents such as stock options and warrants.  For the three months ended March 31, 2003 there were 907,403 shares ($11.67 average price) of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.  Due to the loss incurred for the quarter ended March 31, 2002, diluted EPS excludes the impact from common stock equivalents because they were antidilutive.

9.     Commitments and Contingencies

Litigation

In March and April 2002, the Company, Steven W. Logan, and John L. Hendrix, were named as defendants in four Federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United

States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division.  The aforementioned lawsuits are putative class action lawsuits brought on behalf of all purchasers of the Company’s common stock between March 6, 2001 and March 5, 2002.  The lawsuits involve disclosures made concerning two prior transactions executed by the Company: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction.  These four lawsuits have all been consolidated into the Graydon Williams action.  Flyline Partners, LP has been appointed as the lead plaintiff and has filed a consolidated complaint.  The consolidated complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, Section 20(a) of the Exchange Act and Section 11 of the Securities Act of 1933.  The consolidated complaint seeks, among other things, restitution damages, compensatory damages, rescission or a rescissory measure of damages, costs, expenses, attorneys’ fees and expert fees.  The Company believes that it has good defenses to each of the plaintiffs’ claims and intends to vigorously defend against each of these claims.

In March 2002, the Company, its directors, and its former independent auditor Arthur Andersen LLP, were sued in a derivative action styled as William Williams, Derivatively and on Behalf of Nominal Defendant Cornell Companies, Inc. v. Anthony R. Chase, et al., No. 2002-15614, in the 127th Judicial District Court of Harris County, Texas.  The lawsuit alleges breaches of fiduciary duty by all of the individual defendants and asserts breach of contract and professional negligence claims only against Arthur Andersen LLP.  The Company believes that it has good defenses to each of the plaintiff’s claims and intends to vigorously defend against each of these claims.

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

10.       Segment Disclosure

The Company’s three operating divisions are its reportable segments.  The adult secure institutional segment consists of the operation of secure adult incarceration facilities.  The juvenile segment consists of providing residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of ten and 17 who have either been adjudicated or suffer from behavioral problems.  The pre-release segment consists of providing pre-release and halfway house programs for adult offenders who are either on probation or serving the last three to six months of their sentences on parole and preparing for re-entry into society at large as well as community-based treatment and education programs as an alternative to incarceration.  All of the Company’s customers and long-lived assets are located in the United States of America.  Intangible assets are not included in each segment’s reportable assets, and the amortization of intangible assets is not included in the determination of a segment’s operating income.  The Company evaluates performance based on income or loss from operations before general and administrative expenses, incentive bonuses, amortization of intangibles, interest and income taxes.  Corporate and other assets are comprised primarily of cash, certain accounts receivable, deposits, property and equipment, deferred taxes, deferred costs and other assets.

The only significant non-cash item reported in the respective segments’ income or loss from operations is depreciation and amortization.

	(in thousands) Three Months Ended March 31,
	2003	2002

Revenues
Adult secure institutional	$25,062	$24,007
Juvenile	28,566	31,808
Pre-release	12,398	12,660
Total revenues	$66,026	$68,475

Income from operations
Adult secure institutional	$6,676	$5,787
Juvenile	2,844	4,145
Pre-release	2,360	3,183
Sub-total	11,880	13,115
General and administrative expense	(3,898)	(6,086)
Retention and incentive bonuses	(245)	(197)
Amortization of intangibles	(220)	(220)
Corporate and other	262	(237)
Total income from operations	$7,779	$6,375

	March 31, 2003	December 31, 2002
Assets
Adult secure institutional	$155,122	$156,315
Juvenile	94,906	96,239
Pre-release	57,343	58,071
Intangible assets, net	12,872	13,062
Corporate and other	114,896	117,604
Total assets	$435,139	$441,291

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is a leading provider of privatized correctional, treatment and educational services outsourced by federal, state and local government agencies.  The Company provides a diversified portfolio of services for adults and juveniles through its three operating divisions: (1) adult secure institutional services, (2) juvenile treatment, educational and detention services and (3) pre-release correctional and treatment services.  As of March 31, 2003, the Company had 69 facilities with a total service capacity of 15,945, including the New Morgan Academy, the Moshannon Valley Correctional Center and the Texas Adolescent Center, which were not in operation.  The Company’s facilities are located in 13 states and the District of Columbia.

The following table sets forth for the periods indicated total service capacity, the service capacity and contracted beds in operation at the end of the periods shown and the average occupancy percentages.

	March 31, 2003	March 31, 2002
Total service capacity(1):
Residential	11,669	11,267
Non-residential community-based	4,276	4,177
Total	15,945	15,444
Service capacity in operation (end of period)	14,515	14,349
Contracted beds in operation (end of period)	9,436	9,503
Average occupancy based on contracted beds in operation(2)(3)	99.9%	97.9%
Average occupancy excluding start-up operations(2)	99.9%	97.9%

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

The Company has historically experienced higher operating margins in its adult secure institutional and pre-release divisions as compared to the juvenile division.  Additionally, the Company’s operating margins within a division can vary from facility to facility based on whether a facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract, and the Company’s ability to increase a facility’s contract revenue.  A decline in occupancy of certain juvenile division facilities may have a more significant impact on operating results than the adult secure division due to higher per diem revenues of certain juvenile facilities. The Company has experienced and expects to experience interim period operating margin fluctuations due to the number of calendar days in the period, higher payroll taxes in the first half of the year, and salary and wage increases that are incurred prior to certain contract revenue increases.

The Company is generally responsible for all facility operating costs, except for certain debt service and lease payments with respect to facilities for which the Company has only a management contract (11 facilities in operation at March 31, 2003 and 2002).

A majority of the Company’s facility operating costs consists of fixed costs.  These fixed costs include lease and rental expense, insurance, utilities and depreciation.  As a result, when the Company commences operation of new or expanded facilities, fixed operating costs increase.  The amount of the Company’s variable operating costs, including food, medical services, supplies and clothing, depend on occupancy levels at the facilities operated by the Company.  The Company’s largest single operating cost, facility payroll expense and related employment taxes and costs, has both a fixed and a variable component.  The Company can adjust a facility’s staffing levels and the related payroll expense to a certain extent based on occupancy at a facility, however a minimum fixed number of employees is required to operate and maintain any facility regardless of occupancy levels.  Personnel costs are subject to increases in tightening labor markets based on local economic and other conditions.

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

No facilities were opened or expanded during the three months ended March 31, 2003 and 2002 and as a result, the Company incurred no pre-opening or start-up expenses in these periods.

General and administrative expenses consist primarily of costs for the Company’s corporate and administrative personnel who provide senior management, finance, accounting, human resources, payroll and information systems, costs of business development and outside professional fees.

New Accounting Pronouncements

The Company implemented Statement of Financial Accounting Standard (“SFAS”) No. 143, SFAS No. 146 and SFAS No. 148 and FIN 45 in the three months ended March 31, 2003 with no impact on the Company’s reported financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), effective for fiscal years beginning after May 15, 2002.  SFAS No. 145 rescinds FASB Statement No. 4, 44, 64 and amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  Additionally, SFAS No. 145 requires that gains and losses on the extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4.  The Company adopted SFAS No. 145 as required on January 1, 2003 and will affect the classification of the extraordinary losses previously reported in the third and fourth quarters of 2001.

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

In April 2003 the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149).  SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and should be applied prospectively.  The provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates.  The Company does not expect the adoption of SFAS No. 149 to have a material effect on the Company’s financial position or results of operations.

Results of Operations

The following table sets forth for the periods indicated the percentages of revenues represented by certain items in the Company’s historical consolidated statements of operations.

	Three Months Ended March 31,
	2003	2002

Total revenues	100.0%	100.0%
Operating expenses	78.4	78.6
Depreciation and amortization	3.9	3.2
General and administrative expenses	5.9	8.9
Income from operations	11.8	9.3
Interest expense, net	6.8	7.7
Minority interest in consolidated special purpose entities	—	(.1)
Income before provision for income taxes and cumulative effect of change in accounting principle	5.0	1.7
Provision for income taxes	2.1	.8
Income before cumulative effect of change in accounting principle	2.9%	.9%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Certain comparisons contained herein have been made excluding the effect of the Company’s recently closed New Morgan Academy, the Santa Fe County Adult Detention Center closed in 2001, an accounts receivable allowance charge in the pre-release segment and certain general and administrative expenses, as management believes such comparison increases the reader’s understanding of operating trends.

Revenues.  Revenues decreased 3.6% to $66.0 million for the three months ended March 31, 2003 from $68.5 million for the three months ended March 31, 2002.

Adult secure institutional division revenues increased 4.4% to $25.1 million for the three months ended March 31, 2003 from $24.0 million for the three months ended March 31, 2002 due primarily to increased occupancy at a number of facilities including the Baker Correctional Center, the Leo Chesney Correctional Center, the Wyatt Detention Facility, the D. Ray James Prison and the Big Spring Complex.  Additionally, a per diem rate increase in March 2002 at a certain facility further increased revenues.  There were no revenues attributable to start-up operations for the three months ended March 31, 2003 and 2002.  Average occupancy was 98.6% for the three months ended March 31, 2003 compared to 97.3% for the three months ended March 31, 2002.

Juvenile division revenues decreased 10.2% to $28.6 million for the three months ended March 31, 2003 from $31.8 million for the three months ended March 31, 2002 due primarily to the closure of the New Morgan Academy in the fourth quarter of 2002, offset in part by an increase in revenue due to increased occupancy and service hours at various juvenile facilities and programs.  The closure of the New Morgan Academy decreased revenues by approximately $4.8 million in the first quarter of 2003 as compared to the same quarter of 2002.  This decrease was offset by a net increase in revenue of approximately $1.5 million as a result of improved occupancy at various facilities including the Alexander Youth Center, Dauphin Mental Health, the Griffin Juvenile Facility and the Cornell Abraxas Center for Adolescent Females (“ACAF”).  There were no revenues attributable to start-up operations for the three months ended March 31, 2003 and 2002.  Excluding the occupancy and contract capacity for the New Morgan Academy, average occupancy was 92.3% for the three months ended March 31, 2003 compared to 90.9% for the three months ended March 31, 2002.

Pre-release division revenues decreased 2.1% to $12.4 million for the three months ended March 31, 2003 from $12.7 million for the three months ended March 31, 2002 due to decreased occupancy at several facilities and programs with higher per diem rates, offset in part, by increases in occupancy at several facilities with lower per diem rates.  Additionally, the Company terminated the operations of the Santa Barbara Center in February 2003 which decreased revenue for the three months ended March 31, 2003 by approximately $55,000 as compared to the three months ended March 31, 2002.  Average occupancy for the three months ended March 31, 2003 was 110.3% compared to 107.3% for the three months ended March 31, 2002.

Operating Expenses.  Operating expenses decreased 3.8% to $51.8 million for the three months ended March 31, 2003 from $53.8 million for the three months ended March 31, 2002.

Adult secure institutional division operating expenses were $17.4 million for the three months ended March 31, 2003 and 2002.  Operating expenses for the three months ended March 31, 2002 include a charge of approximately $0.4 million to write-off the accounts receivable balance at the Santa Fe County Adult Detention Center which was closed in September 2001.  Excluding this 2002 charge, operating expenses increased 2.3% or $0.4 million in the three months ended March 31, 2003 as compared to the same quarter of 2002.  As a percentage of segment revenues, excluding the $0.4 million charge in 2002, adult secure institutional division operating expenses were 69.6% for the three months ended March 31, 2003 compared to 71.1% for the three months ended March 31, 2002.  The 2003 operating margin was impacted favorably as a result of lower inmate medical costs at certain facilities in the three months ended March 31, 2003 as compared to the same quarter of 2002.

Juvenile division operating expenses decreased 8.2% to $25.0 million for the three months ended March 31, 2003 from $27.2 million for the three months ended March 31, 2002 due principally to the closure of the New Morgan Academy in the fourth quarter of 2002.  Operating expenses for the New Morgan Academy were approximately $0.5 million in the three months ended March 31, 2003 compared to $4.1 million for the three months ended March 31, 2002.  As a percentage of segment revenues, operating expenses were 87.4% for the three months ended March 31, 2003 compared to 85.4% for the three months ended March 31, 2002.  The operating margin was unfavorably impacted by the operating expenses recognized in the three months ended March 31, 2003 for the New Morgan Academy for which there was no offsetting revenue.  Excluding the operations of the New Morgan Academy in the three months ended March 31, 2003 and 2002, juvenile division operating expenses, as a percentage of revenue, were 85.8% and 85.4%, respectively.

Pre-release division operating expenses increased 5.2% to $9.7 million for the three months ended March 31, 2003 from $9.2 million for the three months ended March 31, 2002 due primarily to a charge to bad debt expense of approximately $0.6 million in the three months ended March 31, 2003 to provide an allowance for certain insurance and medicaid receivable accounts.  Excluding this 2003 charge, operating expenses decreased 1.0%, or $89,000.  As a percentage of segment revenues, excluding the 2003 charge, operating expenses were 73.4% for the three months ended March 31, 2003 compared to 72.6% for the three months ended March 31, 2002.

Depreciation and Amortization.  Depreciation and amortization was approximately $2.6 million for the three months ended March 31, 2003 compared to approximately $2.2 million for the three months ended March 31, 2002.  The increase in depreciation and amortization expense was primarily due to depreciation and amortization related to current year property and equipment purchases.  Amortization of intangibles was approximately $220,000 for the three months ended March 31, 2003 and 2002.

General and Administrative Expenses.  General and administrative expenses decreased to $3.9 million for the three months ended March 31, 2003 from $6.1 million for the three months ended March 31, 2002.  General and administrative expenses for the three months ended March 31, 2002 included approximately $1.7 million of legal and professional fees related to the special committee review and the restatement of the Company’s financial statements.  Excluding these charges, general and administrative expenses decreased approximately $0.5 million, or 12.0% from the same quarter of prior year due primarily to cost management strategies implemented by management in the latter half of 2002.  The majority of these savings were realized from a reduction in personnel and related costs.  Management expects general and administrative expenses to increase over the remaining quarters of 2003 as certain open positions are filled and professional and other costs are incurred related to compliance with the Sarbanes-Oxley Act of 2002.

Interest.  Interest expense, net of interest income, decreased to $4.5 million for the three months ended March 31, 2003 from $5.3 million for the three months ended March 31, 2002.  For the three months ended March 31, 2002, interest expense includes approximately $825,000 for lenders’ fees and related professional fees incurred to obtain certain waivers and amendments to the Company’s credit agreement obtained in conjunction with the restatement of the Company’s financial statements.  Excluding these charges, interest expense, net of interest income, increased by approximately $20,000.

Capitalized interest for the three months ended March 31, 2003 and 2002 was $186,000 and $197,000, respectively, and related to interest on the Company’s Synthetic Lease Facility related to the construction costs for the Moshannon Valley Correctional Center.

Minority Interest in Losses of Consolidated Special Purpose Entities.  Minority interest in consolidated special purpose entities represents third party equity contributed to the special purpose entities consolidated by the Company for financial reporting purposes.  Minority interest is adjusted for income and losses of the special purpose entities.  The cumulative losses of MCF exceeded the recorded minority interest of MCF during the first quarter of 2002.  The cumulative losses of the Synthetic Lease Investor exceeded the recorded minority interest of the Synthetic Lease Investor during the third quarter of 2001.  Since the cumulative losses of MCF and the Synthetic Lease Investor exceed the equity which is recorded as minority interest by the Company, the excess losses are being recorded in the Company’s Consolidated Statement of Operations.

Income Taxes.  For the three months ended March 31, 2003 and 2002, the Company recognized a provision for income taxes at an estimated effective rate of 41.0% and 44.7%, respectively.  The Company’s effective rate decreased because of changes in the estimated income tax benefits on the losses of the consolidated special purpose entities.

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

Long-Term Credit Facilities.  The Company’s 2000 Credit Facility, as amended, provides for borrowings of up to $45.0 million under a revolving line of credit.  The commitment amount is reduced by $1.6 million quarterly beginning in July 2002 and by outstanding letters of credit.  Accordingly, as of March 31, 2003, the Company had $35.1 million available under the amended 2000 Credit Facility.  The Company had outstanding letters of credit of approximately $5.1 million at March 31, 2003.  The amended 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 2.0%, or a rate which is 3.0% above the applicable LIBOR rate.  The amended 2000 Credit Facility is collateralized by substantially all of the Company’s assets, including the stock of all of the Company’s subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain leverage, net worth and debt service coverage covenants.  Additionally, the Company is limited to $2.5 million annually for the repurchase of its common stock with an aggregate limit of $7.5 million.  Due to the consolidation, for financial reporting purposes, of MCF as of August 14, 2001, the Company was not in compliance with certain leverage ratio covenants.  On April 5, 2002, the 2000 Credit Facility was amended to waive such non-compliance and to revise the covenants to levels that accommodate the Company’s consolidation of special purpose entities in its consolidated balance sheets, statements of operations and cash flows.  As a result of this waiver and amendment, the Company recognized a pre-tax charge to interest expense of approximately $825,000 during the first quarter of 2002 for lender and other professional fees.  Additionally, the Company has obtained a waiver from the lenders under the amended 2000 Credit Facility regarding the pending contractual default for the Moshannon Valley Correctional Center’s construction delay.  This waiver is effective through October 31, 2004.  Included in the Company’s cash and cash equivalents at March 31, 2003 is approximately $39.5 million that is invested in a separate account that is available to the Company for investment purposes or working capital with the approval of the lenders under the amended 2000 Credit Facility.  This separate account is maintained, in part, to assure future credit availability.

Additionally, the amended 2000 Credit Facility provides the Company with the ability to enter into synthetic lease agreements for the acquisition or development of operating facilities.  This synthetic lease financing arrangement provides for funding to the lessor under the operating leases of up to $100.0 million, of which approximately $51.0 million had been utilized as of March 31, 2003.  The Company expects to utilize the remaining capacity under this synthetic lease financing arrangement to complete construction of the Moshannon Valley Correctional Center.  The Synthetic Lease Investor’s Note A and Note B have total credit commitments of $81.4 million and $15.1 million, respectively.  The Company pays commitment fees at a rate of 0.5% annually for the unused portion of the synthetic lease financing capacity.  The Synthetic Lease Investor’s Notes A and B are cross-collateralized with the Company’s revolving line of credit and contain cross-default provisions.  Under the provisions of FIN 46, utilization of this synthetic lease financing arrangement to complete the construction of the Moshannon Valley Correctional Center will also result in the consolidation of the facility and the related financing in the Company’s financial statements.

Cash Flows From Operating Activities.  Cash flows used in operations were approximately $1.8 million for the three months ended March 31, 2003 compared to approximately $1.6 million for the three months ended March 31, 2002.  The increase is primarily attributable to working capital changes.

Cash Flows From Investing Activities.  Cash provided by investing activities was approximately $0.6 million for the three months ended March 31, 2003 due primarily to the use of cash from the restricted debt service fund to pay interest, net of deposits into the restricted debt service fund, offset by capital expenditures of approximately $1.4 million related to various facility improvements and/or expansions, information technology and software development costs.  Cash used in investing activities was approximately $0.6 million for the three months ended March 31, 2002 due to capital expenditures of approximately $2.0 million offset by the use of cash from the restricted debt service fund to pay interest, net of deposits into the restricted debt service fund.

Cash Flows From Financing Activities.  Cash used in financing activities was approximately $0.1 million for the three months ended March 31, 2003 due primarily to repurchases of approximately $0.5 million of treasury shares, offset by proceeds from stock option exercises of $0.4 million.  Cash provided by the financing activities for the three months ended March 31, 2002 was approximately $1.0 million due primarily to proceeds from borrowings on the Company’s Synthetic Lease Facility of approximately $0.5 million and proceeds from stock option exercises of approximately $0.5 million.  Annual principal payments will be reflected as an outflow from financing activities when disbursed as scheduled by the MCF Debt Service Fund in the quarter ended September 30.

Treasury Stock/Repurchases.  As of January 1, 2003, the Company can purchase approximately $2.1 million more of its common stock as permitted under the terms of the amended 2000 Credit Facility.  The Company repurchased in the open market 47,500 shares of its common stock for approximately $0.5 million in the three months ended March 31, 2003.  For the remainder of 2003, the Company can repurchase approximately $1.6 million of shares.

New Facilities and Project Under Development.  In January 2003, the Company executed a lease for the Bernalillo County Jail in Albuquerque, New Mexico.  The facility, which will be vacated by the County in favor of a new jail, will be remodeled by the Company and used to provide adult secure confinement for a wide array of government agencies that have demonstrated a need for additional bed space.  The facility will add approximately 1,000 beds to the Company’s current service capacity.  The Company is currently negotiating the lease but expects the monthly rental payment to be approximately $80,000 to $100,000 over the five year lease term.

In May 2003, the Company acquired the Texas Adolescent Center in San Antonio, Texas for approximately $2.1 million in cash.  The Company is currently renovating this 121 bed residential juvenile facility and expects it to become operational in the third or fourth quarter of 2003.

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

As of March 31, 2003, the Company had incurred approximately $16.1 million for construction and land development costs and capitalized interest related to the Moshannon Valley Correctional Center.  According to the BOP contract, as amended, the Company must complete the construction of the project by April 15, 2003.  The Company did not complete construction within that time frame.  The Company is currently obtaining contract amendments monthly from the BOP. The Company anticipates obtaining another long-term contract amendment from the BOP extending the construction deadline.  In the event the Company is not able to negotiate a contract amendment with the BOP, then the BOP may have the right to assert that the Company has not completed construction of the facility within the time frame provided in the BOP contract, as amended.  Management expects that the contract will be amended to address cost and construction timing matters resulting from the extended delay.  In the event that the BOP decides not to continue with the construction of the Moshannon Valley Correctional Center and terminates the contract, management believes that the Company has the right to and will recover its invested costs.  In the event any portion of these costs are determined not to be recoverable upon contract termination by the BOP, such costs would be expensed.  Management currently believes that the invested costs would be fully recoverable in the event of this contract being terminated.

At March 31, 2003, accounts receivable include costs totaling $1.4 million for direct costs incurred by the Company since the issuance of the Stop-Work Order in June 1999 for payroll and other operating costs related to the Moshannon Valley Correctional Center.  These costs were incurred with the understanding that such costs would be reimbursed.  Although no formal written agreement exists, management believes that these costs will be reimbursed by the BOP in the near term.  In the event any portion of these costs are not reimbursed, such costs will be expensed if they are determined not to be reimbursable.

Future Liquidity.  Management believes that the cash flows generated from operations, together with the credit available under the amended 2000 Credit Facility and the operating lease capacity thereunder, will provide sufficient liquidity to meet the Company’s committed capital and working capital requirements for currently awarded contracts.  To the extent the Company’s cash and current financing arrangements do not provide sufficient financing to fund construction costs related to future adult secure institutional contract awards or significant facility expansions, the Company anticipates obtaining additional sources of financing to fund such activities.  However, there can be no assurance that such financing will be available or will be available on terms favorable to the Company.

Contractual Obligations and Commercial Commitments.  The Company has assumed various financial obligations and commitments in the ordinary course of conducting its business.  The Company has contractual obligations requiring future cash payments under its existing contractual arrangements, such as management, consultative and non-competition agreements.

The Company maintains operating leases in the ordinary course of its business activities.  These leases include those for operating facilities, office space and office and operating equipment, and the terms of the agreements vary from 2002 until 2075.  As of March 31, 2003, the Company’s total commitment under these operating leases was approximately $34.5 million.

The following table details the Company’s known future cash payments (on an undiscounted basis) related to various contractual obligations as of March 31, 2003 (in thousands):

	Payments Due by Period
	Total	2003	2004 - 2005	2006 - 2007	Thereafter

Contractual Obligations:
Long-term debt - Special Purpose Entities	$239,851	$7,600	$17,300	$69,451	$145,500
Capital lease obligations - Cornell Companies, Inc.	31	31	—	—	—
Operating leases	34,542	4,893	6,479	4,349	18,821
Consultative and non-competition agreements	1,440	380	840	220	—
Total contractual cash obligations	$275,864	$12,904	$24,619	$74,020	$164,321

The Company enters into letters of credit in the ordinary course of operating and financing activities.  As of March 31, 2003, the Company had outstanding letters of credit of $5.1 million related to insurance and other operating activities.  The following table details the Company’s letter of credit commitments as of March 31, 2003 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Commercial Commitments:
Standby letters of credit	$5,108	$5,108	$—	$—	$—

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

Interest Rate Exposure

The Company’s exposure to changes in interest rates primarily results from its long-term debt with both fixed and floating interest rates.  The debt on the Company’s consolidated financial statements with fixed interest rates consists of the 8.47% Bonds issued by MCF in August 2001 in connection with the 2001 Sale and Leaseback Transaction.  At March 31, 2003, approximately 20% ($49.3 million of debt outstanding to the Synthetic Lease Investor) of the Company’s consolidated long-term debt was subject to variable interest rates.  The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $123,000 for the three months ended March 31, 2003.  At March 31, 2003, the fair value of the Company’s consolidated fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

Forward Looking Statement Disclaimer

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, (1) the outcomes of pending putative class action shareholder and derivative lawsuits, and related insurance coverage, (2) risks associated with acquisitions and the integration thereof (including the ability to achieve administrative and operating cost savings and anticipated synergies), (3) the timing and costs of the opening of new programs and facilities or the expansions of existing facilities, (4) changes in governmental policy and/or funding to discontinue or not renew existing arrangements or to eliminate or discourage the privatization of correctional, detention and pre-release services in the United States, (5) the availability of debt and equity financing on terms that are favorable to the Company, (6) fluctuations in operating results because of occupancy, competition (including competition from two competitors that are substantially larger than the Company), increases in cost of operations, fluctuations in interest rates and risks of operations, (7) significant charges to expense of deferred costs associated with financing and other projects in development if management determines that one or more of such projects is unlikely to be successfully concluded, (8) results from alternative deployment or sale of facilities such as the New Morgan Academy and (9) the Company’s ability to negotiate a contract amendment with the BOP related to the Moshannon Valley Correctional Center.

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

PART II         OTHER INFORMATION

ITEM 1.          Legal Proceedings

In March and April 2002, the Company, Steven W. Logan, and John L. Hendrix, were named as defendants in four Federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division.  The aforementioned lawsuits are putative class action lawsuits brought on behalf of all purchasers of the Company’s common stock between March 6, 2001 and March 5, 2002.  The lawsuits involve disclosures made concerning two prior transactions executed by the Company: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction.  These four lawsuits have all been consolidated into the Graydon Williams action.  Flyline Partners, LP has been appointed as the lead plaintiff and has filed a consolidated complaint.  The consolidated complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, Section 20(a) of the Exchange Act and Section 11 of the Securities Act of 1933.  The consolidated complaint seeks, among other things, restitution damages, compensatory damages, rescission or a rescissory measure of damages, costs, expenses, attorneys’ fees and expert fees.  The Company believes that it has good defenses to each of the plaintiffs’ claims and intends to vigorously defend against each of these claims.

In March 2002, the Company, its directors, and its former independent auditor Arthur Andersen LLP, were sued in a derivative action styled as William Williams, Derivatively and on Behalf of Nominal Defendant Cornell Companies, Inc. v. Anthony R. Chase, et al., No. 2002-15614, in the 127th Judicial District Court of Harris County, Texas.  The lawsuit alleges breaches of fiduciary duty by all of the individual defendants and asserts breach of contract and professional negligence claims only against Arthur Andersen LLP.  The Company believes that it has good defenses to each of the plaintiff’s claims and intends to vigorously defend against each of these claims.

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

ITEM 6.        Exhibits and Reports on Form 8-K

a.	Exhibits

	10.1	Employment Agreement between the Company and Steven W. Logan effective as of October 1, 2002.
	11.1	Statement Re: Computation of Per Share Earnings
	99.1	Certification of Chief Executive Officer
	99.2	Certification of Chief Financial Officer

b.	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNELL COMPANIES, INC.

Date:	May 15, 2003	By:	/s/ Harry J. Phillips, Jr.
HARRY J. PHILLIPS, JR.
Executive Chairman, Chairman of the Board and Director
(Principal Executive Officer)

Date:	May 15, 2003	By:	/s/ John L. Hendrix
JOHN L. HENDRIX
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Cornell Companies, Inc.
a Delaware corporation

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Section 302 Certification

I, Harry J. Phillips, Jr., certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Cornell Companies, Inc., a Delaware corporation (the “registrant”);

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By: /s/ Harry J. Phillips, Jr.
Harry J. Phillips, Jr.
Executive Chairman, Chairman of the Board and Director

Cornell Companies, Inc.

a Delaware corporation

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Section 302 Certification

I, John L. Hendrix, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Cornell Companies, Inc., a Delaware corporation (the “registrant”);

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By: /s/ John L. Hendrix
John L. Hendrix
Senior Vice President and Chief Financial Officer