Form 10-Q
period 2003-06-30
CORNELL COMPANIES INC
filed 2003-08-14
CIK 1016152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Yes  ☒  No  ☐

Indicate by a check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☒  No  ☐

At July 31, 2003 Registrant had outstanding 13,325,432 shares of its Common Stock.

PART I                               FINANCIAL INFORMATION

ITEM 1.                             Financial Statements

CORNELL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,541	$52,610
Accounts receivable, net	56,487	60,035
Deferred tax asset	3,300	3,300
Prepaids and other	6,249	5,528
Other restricted assets	20,271	14,767
Total current assets	137,848	136,240
PROPERTY AND EQUIPMENT, net	257,120	255,450
OTHER ASSETS:
Debt service reserve fund	24,163	24,157
Intangible assets, net	12,683	13,062
Deferred costs and other	12,174	12,382
Total assets	$443,988	$441,291

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$29,160	$32,622
Current portion of long-term debt	7,623	7,630
Total current liabilities	36,783	40,252
LONG-TERM DEBT, net of current portion	232,894	232,258
DEFERRED TAX LIABILITIES	5,824	4,954
OTHER LONG-TERM LIABILITIES	1,241	3,875

Total liabilities	276,742	281,339

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 30,000,000 shares authorized, 14,514,522 and 14,201,038 shares issued and outstanding, respectively	14	14
Additional paid-in capital	142,746	140,085
Notes from shareholders	(432)	(442)
Retained earnings	34,383	30,248
Treasury stock (1,490,938 and 1,429,586 shares of common stock, respectively, at cost)	(11,776)	(11,038)
Deferred compensation	(1,015)	(811)
Other comprehensive income	3,326	1,896
Total stockholders’ equity	167,246	159,952
Total liabilities and stockholders’ equity	$443,988	$441,291

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

REVENUES	$67,586	$69,077	$133,612	$137,552
OPERATING EXPENSES	51,758	53,511	103,452	107,317
PRE-OPENING AND START-UP EXPENSES	306	—	393	—
DEPRECIATION AND AMORTIZATION	2,604	2,374	5,173	4,580
GENERAL AND ADMINISTRATIVE EXPENSES	4,722	5,304	8,620	11,391

INCOME FROM OPERATIONS	8,196	7,888	15,974	14,264
INTEREST EXPENSE	4,946	5,000	9,793	10,795
INTEREST INCOME	(440)	(387)	(825)	(915)
MINORITY INTEREST IN LOSSES OF CONSOLIDATED SPECIAL PURPOSE ENTITIES	—	—	—	(40)

INCOME BEFORE PROVISION FOR INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	3,690	3,275	7,006	4,424
PROVISION FOR INCOME TAXES	1,513	1,301	2,873	1,813

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,177	1,974	4,133	2,611

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF RELATED INCOME TAX BENEFIT OF $671 IN 2002	—	—	—	(965)

NET INCOME	$2,177	$1,974	$4,133	$1,646

EARNINGS PER SHARE:
BASIC
Income before cumulative effect of change in accounting principle	$.17	$.15	$.32	$.20
Cumulative effect of change in accounting principle	—	—	—	(.07)
Net income	$.17	$.15	$.32	$.13

DILUTED
Income before cumulative effect of change in accounting principle	$.17	$.15	$.32	$.19
Cumulative effect of change in accounting principle	—	—	—	(.07)
Net income	$.17	$.15	$.32	$.12

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	12,854	13,004	12,817	12,978
DILUTED	13,173	13,307	13,055	13,406

Comprehensive income:
Net income	$2,177	$1,974	$4,133	$1,646
Unrealized gain on derivative instruments	981	200	1,430	200
Comprehensive income	$3,158	$2,174	$5,563	$1,846

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,133	$1,646
Adjustments to reconcile net income to net cash provided by operating activities –
Cumulative effect of change in accounting principle	—	965
Minority interest in losses of consolidated special purpose entities	—	(40)
Depreciation	4,734	4,141
Amortization of intangibles and other assets	439	439
Amortization of deferred compensation	290	40
Amortization of deferred financing costs	578	529
Provision for bad debts	1,224	322
Loss on sale of property and equipment	46	—
Deferred income taxes	870	(672)
Change in assets and liabilities:
Accounts receivable	2,324	1,630
Restricted assets	47	(236)
Other assets	(1,140)	(161)
Accounts payable and accrued liabilities	(3,462)	(5,622)
Deferred revenues and other liabilities	(1,238)	(804)
Net cash provided by operating activities	8,845	2,177

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,447)	(5,018)
Escrow deposit on non-compete agreement	(1,000)	—
Return of restricted assets from deferred bonus plan	—	1,000
Payments to restricted debt payment account, net	(4,557)	(5,087)
Purchases of marketable securities, net	—	(98)
Net cash used in investing activities	(12,004)	(9,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	641	542
Payments of capital lease obligations	(14)	(72)
Proceeds from exercise of stock options and warrants	2,054	466
Purchases of treasury stock	(591)	(443)
Net cash provided by financing activities	2,090	493

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,069)	(6,533)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,610	53,244
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,541	$46,711

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of treasury stock by deferred bonus plan	146	249
Other comprehensive income	1,430	200
Borrowings under capital leases	3	—

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

2.              Accounting Policies

See a description of the Company’s accounting policies in the Company’s 2002 Annual Report on Form 10-K/A.

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).  In accordance with the provisions of APB No. 25, stock-based employee compensation cost is not reflected in net income, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant.  The following table illustrates, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 148, the effect of net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, expect per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income, as reported	$2,177	$1,974	$4,133	$1,646
Add: stock based employee compensation expense, net of related tax effect	—	—	—	—
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(345)	(530)	(880)	(799)
Pro forma net income	$1,832	$1,444	$3,253	$847
Earnings per share:
Basic, as reported	$.17	$.15	$.32	$.13
Basic, pro forma	.14	.11	.25	.07
Diluted, as reported	.17	.15	.32	.12
Diluted, pro forma	.14	.11	.25	.06

New Accounting Pronouncements

The Company implemented SFAS No. 143, SFAS No. 146 and SFAS No. 148 and FIN 45 in the six months ended June 30, 2003 with no impact on the Company’s reported financial position or results of operations.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections”, effective for fiscal years beginning after May 15, 2002.  SFAS No. 145 rescinds FASB Statement No. 4, 44, 64 and amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  Additionally, SFAS No. 145 requires that gains and losses on the extinguishment of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4.  The Company adopted SFAS No. 145 as required on January 1, 2003 and will affect the classification of the extraordinary losses previously reported in the third and fourth quarter of 2001.

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

In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its statements of financial position.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption.  The Company does not expect SFAS No. 150 to have a material effect on its results of operations or financial position.

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 01-8 “Determining Whether an Arrangement Contains a Lease.” EITF 01-8 provides guidance for determining whether an arrangement contains a lease that is within the scope of SFAS No. 13 and is effective for arrangements initiated after the beginning of the first interim period beginning after May 28, 2003. The Company adopted the provisions of EITF 01-8 as of July 1, 2003 and is currently determining the impact of EITF 01-8 on the Company’s consolidated financial statements.

3.              Change in Accounting Principle

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

4.              Other Intangible Assets

Other intangible assets at June 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	June 30, 2003	December 31, 2002

Non-compete agreements	$8,360	$8,300
Accumulated amortization	(3,398)	(2,959)
Other intangibles, net	$4,962	$5,341

Amortization expense for non-compete agreements was approximately $220,000 and $440,000 for the three and six months ended June 30, 2003 and 2002.  Amortization expense for non-compete agreements is expected to be approximately $878,000 for each of the fiscal years ended December 31 for the next five years.

5.              Credit Facilities

The Company’s long-term debt consisted of the following (in thousands):

	June 30, 2003	December 31, 2002

Debt of Cornell Companies, Inc.:
Capital lease obligations	$25	$37
Subtotal	25	37

Debt of Consolidated Special Purpose Entities:
Synthetic Lease Investor Note A due July 2005 with an interest rate of LIBOR plus 3.25%	41,662	41,117
Synthetic Lease Investor Note B due July 2005 with an interest rate of LIBOR plus 3.50%	8,230	8,134
MCF 8.47% Bonds due 2016	190,600	190,600
Subtotal	240,492	239,851

Consolidated total debt	$240,517	$239,888

Less: current maturities	(7,623)	(7,630)

Consolidated long-term debt	$232,894	$232,258

The Company’s 2000 Credit Facility, as amended, provides for borrowings of up to $45.0 million under a revolving line of credit.  The commitment amount is reduced by $1.6 million quarterly beginning in July 2002 and by outstanding letters of credit.  The Company had outstanding letters of credit of approximately $5.1 million at June 30, 2003.  Accordingly, as of June 30, 2003, the Company had $33.5 million of available commitment  under its revolving line of credit.  The amended 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 2.0%, or a rate which is 3.0% above the applicable LIBOR rate.  The amended 2000 Credit Facility is collateralized by substantially all of the Company’s assets, including the stock of all of the Company’s subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain leverage, net worth and debt service coverage covenants.  Additionally, the Company is limited to $2.5 million annually for the repurchase of its common stock with an aggregate limit of $7.5 million.  Due to the consolidation, for financial reporting purposes, of MCF as of August 14, 2001, the Company was not in compliance with certain leverage ratio covenants.  On April 5, 2002, the 2000 Credit Facility was amended to waive such non-compliance and to revise the covenants to levels that accommodate the Company’s consolidation of special purpose entities in its consolidated balance sheets, statements of operations and cash flows.  As a result of this waiver and amendment, the Company recognized a pre-tax charge to interest expense of approximately $825,000 during the first quarter of 2002 for lender and other professional fees.  Additionally, the Company has obtained a waiver from the lenders under the amended 2000 Credit Facility regarding the pending contractual default for the Moshannon Valley Correctional Center’s construction delay (see Note 6).  This waiver is effective through October 31, 2004.  Included in the Company’s cash and cash equivalents at June 30, 2003 is approximately $39.6 million that is invested in a separate account that is available to the Company for investment purposes or working capital with the approval of the lenders under the amended 2000 Credit Facility.  The lenders could limit the Company’s ability to use such funds.  This separate account is maintained, in part, to assure future credit availability.

Additionally, the amended 2000 Credit Facility provides the Company with the ability to enter into synthetic lease agreements for the acquisition or development of operating facilities.  This synthetic lease financing arrangement provides for funding to the lessor under the operating leases of up to $100.0 million, of which approximately $51.7 million had been utilized as of June 30, 2003.  The Company expects to utilize the remaining capacity under this synthetic lease financing arrangement for construction of the Moshannon Valley Correctional Center.  The Synthetic Lease Investor’s Note A and Note B have total credit commitments of $81.4 million and $15.1 million, respectively.  The Company pays commitment fees at a rate of 0.5% annually for the unused portion of the synthetic lease financing capacity.  The Synthetic Lease Investor’s Notes A and B are cross-collateralized with the Company’s revolving line of credit and contain cross-default provisions.  Under the provisions of FIN 46, utilization of this synthetic lease financing arrangement to complete the construction of the Moshannon Valley Correctional Center will result in the continued consolidation of the facility and the related financing in the Company’s financial statements.

6.              New Facilities and Projects Under Development

The Company closed the New Morgan Academy in the fourth quarter of 2002 and is currently considering several options ranging from the sale or lease of the facility to utilization of the facility for another type of program.  The Company is using a small staff to maintain the facility while the Company considers its options for the use or sale or lease of the facility.

The carrying value of the property and equipment at the New Morgan Academy was approximately $30.9 million at June 30, 2003.  Currently, management of the Company believes that its long-lived assets at the New Morgan Academy are recoverable either from the cash flows of an alternative program operating at the facility or upon the sale or lease of the facility to a third party, and accordingly, pursuant to the provisions of SFAS No. 144, an impairment provision is not deemed necessary as of June 30, 2003.  However, management estimates that, were the Company to sell the facility, it is reasonably possible that the Company may not be able to fully recover the carrying value of its long-lived assets for this facility.

In January 2003, the Company executed a lease for the Bernalillo County Jail in Albuquerque, New Mexico.  The facility, which has been vacated by the County in favor of a new jail, is expected to be remodeled by the Company and used to provide adult secure confinement for a wide array of government agencies that have demonstrated a need for additional bed space.  The facility added approximately 1,000 beds to the Company’s current service capacity.  The lease must be approved by the State Attorney General and requires monthly rental payments of approximately $80,000 to $100,000 over the five year lease term.

In May 2003, the Company acquired a building in San Antonio, Texas for approximately $2.1 million in cash.  The Company is currently renovating this 121 bed residential juvenile facility called the Texas Adolescent Center and expects it to become operational in the fourth quarter of 2003.

In June 2003, the Company entered into an agreement with a developer to purchase a 160 bed residential treatment center for juveniles upon completion of construction of the facility by the developer.  This facility is named the Southern Peaks Regional Treatment Center and is located near Canon City, Colorado.  Under the development agreement, the Company is obligated to fund into an escrow account the purchase price of the real property of approximately $13.0 million by August 15, 2003.

In March 2003, the Company reached an agreement with the Commonwealth of Pennsylvania that resolved all outstanding administrative issues relative to the contract awarded to the Company by the Federal Bureau of Prisons (“BOP”) to operate the Moshannon Valley Correctional Center.  If the Company is able to negotiate an amendment to the contract with the BOP, this agreement will allow the Company to move forward with the construction and operation of the facility, subject to re-approval of the project by the lenders under the Company’s amended 2000 Credit Facility, and agreement by such lenders to amend certain financial covenants and provisions of the 2000 Credit Facility.

As of June 30, 2003, the Company had incurred approximately $16.8 million for construction and land development costs and capitalized interest related to the Moshannon Valley Correctional Center.  According to the BOP contract, as amended, the Company is required to complete the construction of the project by October 15, 2003.  The Company does not anticipate completing construction by that date and anticipates obtaining another long-term contract amendment from the BOP extending the construction deadline.  In the event the Company is not able to negotiate a contract amendment with the BOP, then the BOP may have the right to assert that the Company has not completed construction of the facility within the time frame provided in the BOP contract, as amended.  Management expects that the contract will be amended to address cost and construction timing matters resulting from the extended delay.  In the event that the BOP decides not to continue with the construction of the Moshannon Valley Correctional Center and terminates the contract, management believes that the Company has the right to and will recover its invested costs.  In the event any portion of these costs are determined not to be recoverable upon contract termination by the BOP, such costs would be expensed.  Management currently believes that the invested costs would be fully recoverable in the event of this contract being terminated.

At June 30, 2003, accounts receivable include costs totaling approximately $1.4 million for direct costs incurred by the Company since the issuance of the Stop-Work Order in June 1999 for payroll and other operating costs related to the Moshannon Valley Correctional Center.  These costs were incurred with the understanding that such costs would be reimbursed by the BOP.  Although no formal written agreement exists, management believes that these costs will be reimbursed by the BOP in the near term.  In the event any portion of these costs are determined not to be reimbursable, such costs will be expensed in the period such determination is made.

7.              Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution from common stock equivalents such as stock options and warrants.  For the three months ended June 30, 2003 and 2002, there were 360,489 shares ($14.16 average price) and 279,880 shares ($15.23 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.  For the six months ended June 30, 2003 and 2002 there were 633,946 shares ($12.38 average price) and 533,663 shares ($10.36 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

8.              Commitments and Contingencies

Litigation

In March and April 2002, the Company, Steven W. Logan, and John L. Hendrix, were named as defendants in four federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division.  The aforementioned lawsuits are putative class action lawsuits brought on behalf of all purchasers of the Company’s common stock between March 6, 2001 and March 5, 2002.  The lawsuits involve disclosures made concerning two prior transactions executed by the Company: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction.  These four lawsuits have all been consolidated into the Graydon Williams action.  Flyline Partners, LP has been appointed as the lead plaintiff and has filed a consolidated complaint.  The consolidated complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, Section 20(a) of the Exchange Act and Section 11 of the Securities Act of 1933.  The consolidated complaint seeks, among other things, restitution damages, compensatory damages, rescission or a rescissory measure of damages, costs, expenses, attorneys’ fees and expert fees.  A motion to dismiss is currently pending.  The Company believes that it has good defenses to each of the plaintiffs’ claims and intends to vigorously defend against each of these claims.

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

In May and June 2002, the Company and its directors were sued in three other derivative lawsuits styled as follows: (1) Juan Guitierrez, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1812, in the United Stated District Court for the Southern District of Texas, Houston Division; (2) Thomas Pagano, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1896, in the United Stated District Court for the Southern District of Texas, Houston Division; and (3) Jesse Menning, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. 2002-28924, in the 164th Judicial District Court of Harris County, Texas.  These lawsuits all allege breaches of fiduciary duty and waste of corporate assets by all of the defendants.  A motion to dismiss the Guitierrez and Pagano lawsuits was filed.  The court dismissed the Pagano action as duplicative of the Guitierrez action.  The motion to dismiss the Guitierrez action is still pending.  A motion to dismiss the Menning action is also pending.  The Company believes that it has good defenses to each of the plaintiffs’ claims and intend to vigorously defend against each of these claims.

While the plaintiffs in these cases have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, operating results or cash flow.

Additionally, the Company currently and from time to time is subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries or for wrongful restriction of or interference with offender privileges and employment matters.  The outcome of such matters cannot be predicated with certainty, based on the information known to date, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, operating results or cash flow.

9.              Segment Disclosure

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

The only significant non-cash item reported in the respective segment’s income or loss from operations is depreciation and amortization.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues
Adult secure institutional	$25,593	$24,937	$50,656	$48,945
Juvenile	29,463	31,786	58,029	63,596
Pre-release	12,530	12,354	24,927	25,011
Total revenues	$67,586	$69,077	$133,612	$137,552

Pre-opening and start-up expenses
Adult secure institutional	$62	$—	$149	$—
Juvenile	244	—	244	—
Pre-release	—	—	—	—
	$306	$—	$393	$—
Income from operations
Adult secure institutional	$6,600	$6,422	$13,276	$12,412
Juvenile	3,917	4,873	7,001	8,824
Pre-release	2,599	2,610	5,060	5,739
General and administrative expense	(4,722)	(5,304)	(8,620)	(11,391)
Incentive bonuses	—	—	—	(197)
Amortization of intangibles	(220)	(218)	(439)	(439)
Corporate and other	22	(495)	(304)	(684)
Total income from operations	$8,196	$7,888	$15,974	$14,264

	June 30, 2003	December 31, 2002
Assets
Adult secure institutional	$154,208	$156,315
Juvenile	97,296	96,239
Pre-release	56,616	58,071
Intangible assets, net	12,683	13,062
Corporate and other	123,185	117,604
Total assets	$443,988	$441,291

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is a leading provider of privatized correctional, treatment and educational services outsourced by federal, state and local government agencies.  The Company provides a diversified portfolio of services for adults and juveniles through its three operating divisions: (1) adult secure institutional services, (2) juvenile treatment, educational and detention services and (3) pre-release correctional and treatment services.  As of June 30, 2003, the Company was developing or had contracts to operate 70 facilities with a total service capacity of 16,514.  The Company’s facilities are located in 14 states and the District of Columbia.

The following table sets forth for the periods indicated total service capacity, the service capacity and contracted beds in operation at the end of the periods shown and the average occupancy percentages.

	June 30, 2003	June 30, 2002

Total service capacity (1):
Residential	12,378	11,267
Non-residential community-based	4,136	4,177
Total	16,514	15,444
Service capacity in operation (end of period)	13,971	14,349
Contracted beds in operation (end of period)	9,492	9,503
Average occupancy based on contracted beds in operation (2) (3)	99.9%	98.7%
Average occupancy excluding start-up operations (2)	100.0%	98.7%

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

The Company is generally responsible for all facility operating costs, except for certain debt service and lease payments with respect to facilities for which the Company has only a management contract (10 facilities in operation at June 30, 2003 and 11 facilities in operation at June 30, 2002).

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

Working capital requirements generally increase immediately prior to the Company’s commencing management of a new or expanded facility as the Company incurs start-up costs and purchases necessary equipment and supplies before facility management revenue is collected.

For the three and six months ended June 30, 2003, the Company incurred pre-opening and start-up costs of $306,000 and $393,000, respectively, related to the combined pre-opening and start-up operations of the Bernalillo County Jail, the Jos-Arz Residential Treatment Center and the Texas Adolescent Center.  Revenues attributable to start-up operations were $54,000 for the three and six months ended June 30, 2003 and were attributable to the Jos-Arz Residential Treatment Center.

General and administrative expenses consist primarily of costs for the Company’s corporate and administrative personnel who provide senior management, finance, accounting, human resources, payroll and information systems, business development and related costs of business development and outside professional fees.

New Accounting Pronouncements

The Company implemented Statement of Financial Accounting Standard (“SFAS”) No. 143, SFAS No. 146 and SFAS No. 148 and FIN 45 in the six months ended June 30, 2003 with no impact on the Company’s reported financial position or results of operations.

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

In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its statements of financial position.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption.  The Company does not expect SFAS No. 150 to have a material effect on its results of operations or financial position.

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 01-8 “Determining Whether an Arrangement Contains a Lease.” EITF 01-8 provides guidance for determining whether an arrangement contains a lease that is within the scope of SFAS No. 13 and is effective for arrangements initiated after the beginning of the first interim period beginning after May 28, 2003. The Company adopted the provisions of EITF 01-8 as of July 1, 2003 and is currently determining the impact of EITF 01-8 on the Company’s consolidated financial statements.

Results of Operations

The following table sets forth for the periods indicated the percentages of revenue represented by certain items in the Company’s historical consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	76.6	77.5	77.4	78.0
Pre-opening and start-up expenses	0.5	0.0	0.3	0.0
Depreciation and amortization	3.8	3.4	3.9	3.3
General and administrative expenses	7.0	7.7	6.5	8.3
Income from operations	12.1	11.4	11.9	10.4
Interest expense, net	6.7	6.7	6.7	7.2
Minority interest in losses of consolidated special purpose entities	0.0	0.0	0.0	0.0
Income before provision for income taxes and cumulative effect of changes in accounting principle	5.4	4.7	5.2	3.2
Provision for income taxes	2.2	1.9	2.2	1.3
Income before cumulative effect of changes in accounting principle	3.2%	2.8%	3.0%	1.9%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues.  Revenues decreased 2.2% to $67.6 million for the three months ended June 30, 2003 from $69.1 million for the three months ended June 30, 2002.

Adult secure institutional division revenues increased 2.6% to $25.6 million for the three months ended June 30, 2003 from $24.9 million for the three months ended June 30, 2002 due primarily to increased occupancy at the Big Spring Complex, the Baker Community Correctional Facility and the Leo Chesney Community Correctional Facility.  In the three months ended June 30, 2002, the Baker and Leo Chesney facilities had a reduction in occupancy as these facilities were preparing for potential closure in June 2002.  The contracts were subsequently renewed and, as a result, occupancy was at contract levels during the three months ended June 30, 2003.  Average occupancy was 100.3% for the three months ended June 30, 2003 compared to 98.9% for the three months ended June 30, 2002.   There were no revenues attributable to start-up operations for the three months ended June 30, 2003 and 2002.

Juvenile division revenues decreased 7.3% to $29.5 million for the three months ended June 30, 2003 from $31.8 million for the three months ended June 30, 2002 due primarily to the closure of the New Morgan Academy in the fourth quarter of 2002, offset in part, by an increase in revenue due to increased occupancy and service hours at various juvenile facilities and programs.  The closure of the New Morgan Academy decreased revenues by approximately $4.6 million in the second quarter of 2003 as compared to the same quarter of 2002.  This decrease was offset by a net increase in revenue of approximately $2.2 million as a result of increased occupancy at various facilities and programs including the Alexander Youth Center, Dauphin Mental Health, the Leadership Development Program (“LDP”) and Cornell Abraxas I (“A-1”).  Revenues attributable to start-up operations were approximately $54,000 for the three months ended June 30, 2003 and were attributable to the Jos-Arz Residential Treatment Center.  Excluding the occupancy and contract capacity for the New Morgan Academy and the start-up activities of the Jos-Arz Residential Treatment Center in 2003, average occupancy for the three months ended June 30, 2003 was 92.2% compared to 94.2% for the three months ended June 30, 2002.

Pre-release division revenues increased 1.4% to $12.5 million for the three months ended June 30, 2003 from $12.4 million for the three months ended June 30, 2002 due to overall increased occupancy throughout the division.   Average occupancy was 109.7% for the three months ended June 30, 2003 compared to 109.5% for the three months ended June 30, 2002.

Operating Expenses.  Operating expenses decreased 3.3% to $51.8 million for the three months ended June 30, 2003 from $53.5 million for the three months ended June 30, 2002.

Adult secure institutional division operating expenses increased 2.1% to $18.0 million for the three months ended June 30, 2003 from $17.6 million for the three months ended June 30, 2002 due primarily to increased staffing and other services due to the higher occupancy levels at the Big Spring Complex, the Baker Community Correctional Facility and the Leo Chesney Community Correctional Facility in the three months ended June 30, 2003 as compared to the same period of the prior year.  As a percentage of segment revenues, adult secure institutional division operating expenses were 70.3% for the three months ended June 30, 2003 compared to 70.4% for the three months ended June 30, 2002.

Juvenile division operating expenses decreased 6.6% to $24.6 million for the three months ended June 30, 2003 from $26.3 million for the three months ended June 30, 2002 due to primarily to the closure of the New Morgan Academy in the fourth quarter of 2002.  Operating expenses for the New Morgan Academy were approximately $0.4 million for the three months ended June 30, 2003 compared to $3.7 million for the three months ended June 30, 2002.  Excluding the New Morgan Academy’s operating expenses in both periods, juvenile division operating expenses increased 6.9%, or $1.6 million, due to increased staffing and other services due to the increased occupancy at various facilities and programs including the Alexander Youth Center, Dauphin Mental Health, LDP and A-1.  As a percentage of segment revenues, operating expenses were 83.5% for the three months ended June 30, 2003 compared to 82.7% for three months ended June 30, 2002.  Excluding start-up operations in 2003 and the operations of the New Morgan Academy in both periods, juvenile division operating expenses, as a percentage of segment revenue, were 82.3% and 83.2% respectively.  The 2003 operating margin was favorably impacted by the revenue increases at the facilities discussed above.

Pre-release division operating expenses increased 0.6% to $9.5 million for the three months ended June 30, 2003 from $9.4 million for the three months ended June 30, 2002.  As a percentage of revenues, operating expenses were 75.6% for the three months ended June 30, 2003 compared to 76.2% for the three months ended June 30, 2002.

Pre-Opening and Start-up Expenses.  Pre-opening and start-up expenses for the three months ended June 30, 2003 were approximately $0.3 million and related to the pre-opening and start-up operations of the Bernalillo County Jail, the Texas Adolescent Center and the Jos-Arz Residential Treatment Center.

Depreciation and Amortization.  Depreciation and amortization was $2.6 million for the three months ended June 30, 2003 compared to $2.4 million for the three months ended June 30, 2002.  The increase in depreciation and amortization expense was primarily due to current year property and equipment purchases.  Amortization of intangibles was approximately $220,000 for the three months ended June 30, 2003 and 2002.

General and Administrative Expenses.  General and administrative expenses decreased 11.0% to $4.7 million for the three months ended June 30, 2003 from $5.3 million for the three months ended June 30, 2002.  Included in general and administrative expenses for the three months ended June 30, 2003 were costs of approximately $580,000 for site acquisition costs and legal expenses primarily associated with the Company’s increased development activity and a charge related to the deferred compensation plan.  Included in general and administrative expenses for the three months ended June 30, 2002 was a charge of approximately $1.0 million related to the write-off of deferred project financing costs associated with the Bureau of Prisons (“BOP”) Southeast Project.  This contract was not awarded to the Company and all associated costs were charged to expense.  Also included in general and administrative expenses for the three months ended June 30, 2002 is approximately $200,000 of legal and professional fees related to the special committee review.  Excluding the above charges from the applicable 2003 and 2002 periods, general and administrative expenses increased 0.9% from the same period of the prior year.

Interest.  Interest expense, net of interest income, decreased to $4.5 million for the three months ended June 30, 2003 from $4.6 million for the three months ended June 30, 2002.  Capitalized interest for the three months ended June 30, 2003 and 2002 was approximately $200,000 and related to the Moshannon Valley Correctional Center.

Income Taxes.  For the three months ended June 30, 2003 and 2002, the Company recognized a provision for income taxes at an estimated effective rate of 41.0% and 40.0%, respectively.  The increase in the  effective rate was due to increased taxable income in certain states having higher rates.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues.  Revenues decreased 2.9% to $133.6 million for the six months ended June 30, 2003 from $137.6 million for the six months ended June 30, 2002.

Adult secure institutional division revenues increased 3.4% to $50.7 million for the six months ended June 30, 2003 from $48.9 million for the six months ended June 30, 2002 due primarily to increased occupancy at the Big Spring Complex, the Baker Community Correctional Facility and the Leo Chesney Community Correctional Facility.  In the six months ended June 30, 2002, the Baker and Leo Chesney facilities had a reduction in occupancy as these facilities were preparing for potential closure in June 2002.  These contracts were subsequently renewed and as a result occupancy was at contract levels during the six months ended June 30, 2003.  There were no revenues attributable to start-up operations for the six months ended June 30, 2003 and 2002.  Average occupancy was 99.0% for the six months ended June 30, 2003 compared to 97.7% for the six months ended June 30, 2002.

Juvenile division revenues decreased 8.8% to $58.0 million for the six months ended June 30, 2003 from $63.6 million for the six months ended June 30, 2002 due primarily to the closure of the New Morgan Academy in the fourth quarter of 2002, offset in part, by an increase in revenue due to increased occupancy and service hours at various juvenile facilities and programs.  Revenues attributable to the New Morgan Academy were $26,000 in the six months ended June 30, 2003 as compared to $9.4 million in the six months ended June 30, 2002. This decrease was offset by a net increase in revenue of approximately $3.7 million as a result of improved occupancy and service hours at various facilities including the Alexander Youth Center, A-1, the Cornell Abraxas Center for Adolescent Females (“ACAF”), Dauphin Mental Health and the Griffin Juvenile Facility.  Revenues attributable to start-up operations were approximately $54,000 for the six months ended June 30, 2003 and were attributable to the start-up operations of the Jos-Arz Residential Treatment Center.  Excluding the occupancy and contract capacity for the New Morgan Academy and the start-up activities of the Jos-Arz Residential Treatment Center in 2003, average occupancy for the six months ended June 30, 2003 was 92.3% compared to 92.9% for the six months ended June 30, 2002.

Pre-release division revenues decreased 0.3% to $24.9 million for the six months ended June 30, 2003 from $25.0 million for the six months ended June 30, 2002 due primarily to the termination of the Santa Barbara Center contract in March 2003, offset in part, by overall improved occupancy throughout the division.  There were no revenues attributable to start-up operations for the six months ended June 30, 2003 and 2002.  Average occupancy was 109.7% for the six months ended June 30, 2003 compared to 107.7% for the six months ended June 30, 2002.

Operating Expenses.  Operating expenses decreased 3.6% to $103.5 million for the six months ended June 30, 2003 from $107.3 million for the six months ended June 30, 2002.

Adult secure institutional division operating expenses increased 1.5% to $35.3 million for the six months ended June 30, 2003 from $34.8 million for the six months ended June 30, 2002 due primarily to increased staffing and other services due to increased occupancy at the Big Spring Complex, the Baker Community Correctional Facility and the Leo Chesney Community Correctional Facility.  As a percentage of segment revenues, adult secure institutional division operating expenses were 69.8% for the six months ended June 30, 2003 compared to 71.1% for the six months ended June 30, 2002.   The 2003 operating margin was impacted favorably as a result of lower inmate medical costs at certain facilities in the six months ended June 30, 2003 as compared to the same period of 2002.

Juvenile division operating expenses decreased 7.7% to $49.5 million for the six months ended June 30, 2003 from $53.7 million for the six months ended June 30, 2002 due primarily to the closure of the New Morgan Academy in the fourth quarter of 2002 offset, in part, by increased occupancy and service hours at various juvenile facilities.  Operating expenses for the New Morgan Academy were approximately $0.8 million in the six months ended June 30, 2003 compared to $7.8 million in the six months ended June 30, 2002.  Excluding the New Morgan Academy’s operating expenses in both periods, juvenile division operating expenses increased 6.4%, or $2.9 million, due to increased staffing and other services due to increased occupancy and service hours at various facilities and programs including the Alexander Youth Center, Dauphin Mental Health, LDP and A-1.  As a percentage of segment revenues, operating expenses were 85.4% for the six months ended June 30, 2003 compared to 84.4% for six months ended June 30, 2002.  Excluding start-up operations in 2003 and the operations of the New Morgan Academy in the six months ended June 30, 2003 and 2002, juvenile division operating expenses, as a percentage of segment revenue, were 84.0% and 84.4% respectively.

Pre-release division operating expenses increased 2.6% to $19.2 million for the six months ended June 30, 2003 from $18.7 million for the six months ended June 30, 2002 due primarily to a charge to bad debt expense of approximately $0.6 million in the six months ended June 30, 2003 to provide an allowance for certain insurance and medicaid receivable accounts.  Excluding this 2003 charge, operating expenses decreased 0.6%, or $106,000.  As a percentage of segment revenues, excluding the 2003 charge, operating expenses were 74.4% for the six months ended June 30, compared to 74.6% for the six months ended June 30, 2002.

Pre-Opening and Start-up Expenses.  Pre-opening and start-up expenses for the six months ended June 30, 2003 were approximately $393,000 and were attributable to the pre-opening and start-up operations of the Bernalillo County Jail, the Texas Adolescent Center and the Jos-Arz Residential Treatment Center.  There were no pre-opening and start-up expenses for the six months ended June 30, 2002.

Depreciation and Amortization.  Depreciation and amortization was $5.2 million for the six months ended June 30, 2003 compared to $4.6 million for the six months ended June 30, 2002.  The increase in depreciation and amortization expense was due to depreciation and amortization related to current year property and equipment purchases.  Amortization of intangibles was approximately $439,000 for the six months ended June 30, 2003 and 2002.

General and Administrative Expenses.  General and administrative expenses decreased 24.3% to $8.6 million for the six months ended June 30, 2003 from $11.2 million for the six months ended June 30, 2002.  Included in the general and administrative expenses for the six months ended June 30, 2003 were costs of approximately $580,000 for site acquisition costs and legal expenses primarily associated with the

Company’s increased development activity and a charge related to the deferred compensation plan.  General and administrative expenses for the six months ended June 30, 2002 included approximately $1.9 million of legal and professional fees related to the special committee review and restatement of the Company’s financial statements and defense of our shareholder litigation.  Also included in general and administrative expenses for the six months ended June 30, 2002 was a charge of approximately $1.0 million related to the write-off of deferred project financing costs associated with the BOP Southeast Project.  This contract was not awarded to the Company and all associated costs were charged to expense.  Excluding the above charges from the applicable 2003 and 2002 periods, general and administrative expenses decreased 5.7% from the same period of the prior year due  primarily to cost management strategies implemented by management in late 2002.  The majority of these savings were realized from a reduction in personnel and related costs.  Management expects general and administrative expenses to increase over the remaining quarters of 2003 as certain open positions are filled and professional and other costs are incurred related to compliance with the Sarbanes-Oxley Act of 2002.

Interest.  Interest expense, net of interest income, decreased to $9.0 million for the six months ended June 30, 2003 from $9.9 million for the six months ended June 30, 2002.  For the six months ended June 30, 2002, interest expense includes approximately $825,000 for lenders’ fees and related professional fees incurred to obtain certain waivers and amendments to the Company’s credit agreement obtained in conjunction with the restatement of the Company’s financial statements.  Capitalized interest for the six months ended June 30, 2003 and 2002 was approximately $384,000 and $410,000, respectively, and related to the Moshannon Valley Correctional Center.

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

Income Taxes.  For the six months ended June 30, 2003 and 2002, the Company recognized a provision for income taxes at an estimated effective rate of 41.0%.

Cumulative Effect of Change in Accounting Principle.  The Company recorded a cumulative effect of a change in accounting principle charge of $965,000, net of tax, in the six months ended June 30, 2002 related to the impairment of certain goodwill that arose from an acquisition made in November 1999.

Liquidity and Capital Resources

General.  The Company’s primary capital requirements have generally been and are expected to be for (1) construction of new facilities, (2) expansions of existing facilities, (3) working capital, (4) pre-opening and start-up costs related to new operating contracts, (5) acquisitions, (6) information systems hardware and software, and (7) furniture, fixtures and equipment.  Working capital requirements generally increase immediately prior to the Company commencing management of a new facility as the Company incurs start-up costs and purchases necessary equipment and supplies before facility management revenue is realized.

Contractual Obligations and Commercial Commitments.  The Company has assumed various financial obligations and commitments in the ordinary course of conducting its business.  The Company has contractual obligations requiring future cash payments under its existing contractual arrangements, such as management, consultative and non-competition agreements.

The Company maintains operating leases in the ordinary course of its business activities.  These leases include those for operating facilities, office space and office and operating equipment, and the terms of the agreements vary from 2003 until 2075.  As of June 30, 2003, the Company’s total commitment under these operating leases was approximately $33.9 million.

The following table details the Company’s known future cash payments (on an undiscounted basis) related to various contractual obligations as of June 30, 2003 (in thousands):

	Payments Due by Period
	Total	2003	2004 - 2005	2006 - 2007	Thereafter

Contractual Obligations:
Long-term debt
- Special Purpose Entities	$240,492	$7,600	$17,941	$69,451	$145,500
Capital lease obligations
- Cornell Companies, Inc.	25	25	—	—	—

Operating leases	33,915	3,304	6,930	4,706	18,975
Consultative and non-competition agreements	1,330	410	720	200	—
Total contractual cash obligations	$275,762	$11,339	$25,591	$74,357	$164,475

The Company enters into letters of credit in the ordinary course of its operating and financing activities.  As of June 30, 2003, the Company had outstanding letters of credit of $5.1 million related to insurance and other operating activities.  The following table details the Company’s letter of credit commitments as of June 30, 2003 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Commercial Commitments:
Standby letters of credit	$5,108	$5,108	$—	$—	$—

Long-Term Credit Facilities.  The Company’s 2000 Credit Facility, as amended, provides for borrowings of up to $45.0 million under a revolving line of credit.  The commitment amount is reduced by $1.6 million quarterly beginning in July 2002 and by outstanding letters of credit.  The Company had outstanding letters of credit of approximately $5.1 million at June 30, 2003.  Accordingly, as of June 30, 2003, the Company had $33.5 million of available commitment under its revolving line of credit.  The amended 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 2.0%, or a rate which is 3.0% above the applicable LIBOR rate.  The amended 2000 Credit Facility is collateralized by substantially all of the Company’s assets, including the stock of all of the Company’s subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain leverage, net worth and debt service coverage covenants.  Additionally, the Company is limited to $2.5 million annually for the repurchase of its common stock with an aggregate limit of $7.5 million.  Due to the consolidation, for financial reporting purposes, of MCF as of August 14, 2001, the Company was not in compliance with certain leverage ratio covenants.  On April 5, 2002, the 2000 Credit Facility was amended to waive such non-compliance and to revise the covenants to levels that accommodate the Company’s consolidation of special purpose entities in its consolidated balance sheets, statements of operations and cash flows.  As a result of this waiver and amendment, the Company recognized a pre-tax charge to interest expense of approximately $825,000 during the first quarter of 2002 for lender and other professional fees.  Additionally, the Company has obtained a waiver from the lenders under the amended 2000 Credit Facility regarding the pending contractual default for the Moshannon Valley Correctional Center’s construction delay (see Note 6).  This waiver is effective through October 31, 2004.  Included in the Company’s cash and cash equivalents at June 30, 2003 is approximately $39.6 million that is invested in a separate account that is available to the Company for investment purposes or working capital with the approval of the lenders under the amended 2000 Credit Facility.  The lenders could limit the Company's ability to use such funds.  This separate account is maintained, in part, to assure future credit availability.

Additionally, the amended 2000 Credit Facility provides the Company with the ability to enter into synthetic lease agreements for the acquisition or development of operating facilities.  This synthetic lease financing arrangement provides for funding to the lessor under the operating leases of up to $100.0 million, of which approximately $51.7 million had been utilized as of June 30, 2003.  The Company expects to utilize the remaining capacity under this synthetic lease financing arrangement for construction of the Moshannon Valley Correctional Center.  The Synthetic Lease Investor’s Note A and Note B have total credit commitments of $81.4 million and $15.1 million, respectively.  The Company pays commitment fees at a rate of 0.5% annually for the unused portion of the synthetic lease financing capacity.  The Synthetic Lease Investor’s Notes A and B are cross-collateralized with the Company’s revolving line of credit and contain cross-default provisions.  Under the provisions of FIN 46, utilization of this synthetic lease financing arrangement to complete the construction of the Moshannon Valley Correctional Center will also result in the consolidation of the facility and the related financing in the Company’s financial statements.

Cash Flows From Operating Activities.  Cash flows provided by operations were approximately $8.8 million for the six months ended June 30, 2003 compared to approximately $2.2 million for the six months ended June 30, 2002.  The increase is primarily attributable to increased earnings and working capital changes.

Cash Flows From Investing Activities.  Cash used in investing activities was approximately $12.0 million for the six months ended June 30, 2003 and included deposit payments to the restricted debt payment account, net of amounts withdrawn for debt service payments, and capital expenditures of approximately $6.4 million related to the purchase and renovation of the Texas Adolescent Center, various facility improvements and/or expansions, information technology and software development costs.  Additionally, the Company made a deposit of $1.0 million into an escrow account for a non-compete agreement related to the Jos-Arz Residential Treatment Center management contract.  Cash used in investing activities was approximately $9.2 million for the six months ended June 30, 2002 primarily due to capital expenditures of approximately $5.0 million and deposit payments to the restricted debt payment account, net of amounts withdrawn for debt service payments.

Cash Flows From Financing Activities.  Cash provided by financing activities was approximately $2.1 million for the six months ended June 30, 2003 due primarily to proceeds from stock option exercises of approximately $2.1 million and proceeds from borrowings on the Company’s Synthetic Lease Facility of approximately $0.6 million offset, in part, by purchases of approximately $0.6 million of treasury shares.  Cash provided by the financing activities for the six months ended June 30, 2002 was approximately $0.5 million due primarily to proceeds from borrowings on the Company’s Synthetic Lease Facility of approximately $0.5 million and proceeds from stock option exercises of approximately $0.5 million offset by cash used for treasury stock purchases of $0.4 million.  Annual MCF Bond principal payments due August 1 will be reflected as an outflow from financing activities when disbursed from the restricted debt payment account.

Treasury Stock/Repurchases.  As of January 1, 2003, the Company could purchase approximately $2.1 million of its common stock as permitted under the terms of the amended 2000 Credit Facility.  The Company purchased in the open market 57,500 shares of its common stock for approximately $0.6 million during the six months ended June 30, 2003.  Accordingly, the Company can purchase approximately $1.5 million of shares during the remaining term of the 2000 Credit Facility.

New Facilities and Project Under Development.  In January 2003, the Company executed a lease for the Bernalillo County Jail in Albuquerque, New Mexico.  The facility, which has been vacated by the County in favor of a new jail, is expected to be remodeled by the Company and used to provide adult secure confinement for a wide array of government agencies that have demonstrated a need for additional bed space.  The facility added approximately 1,000 beds to the Company’s current service capacity.  The lease must be approved by the State Attorney General and requires monthly rental payments of approximately $80,000 to $100,000 over the five year lease term.

In May 2003, the Company acquired a building in San Antonio, Texas for approximately $2.1 million in cash.  The Company is currently renovating this 121 bed residential juvenile facility called the Texas Adolescent Center and expects it to become operational in the fourth quarter of 2003.

In June 2003, the Company entered into an agreement with a developer to purchase a 160 bed residential treatment center for juveniles upon completion of construction of the facility by the developer.  This facility is named the Southern Peaks Regional Treatment Center and is located near Canon City, Colorado.  Under the development agreement, the Company is obligated to fund into an escrow account the purchase price of the real property of approximately $13.0 million by August 15, 2003.

In March 2003, the Company reached an agreement with the Commonwealth of Pennsylvania that resolved all outstanding administrative issues relative to the contract awarded to the Company by the BOP to operate the Moshannon Valley Correctional Center.  If the Company is able to negotiate an amendment to the contract with the BOP, this agreement will allow the Company to move forward with the construction and operation of the facility, subject to re-approval of the project by the lenders under the Company’s amended 2000 Credit Facility, and agreement by such lenders to amend certain financial covenants and provisions of the 2000 Credit Facility.

As of June 30, 2003, the Company had incurred approximately $16.8 million for construction and land development costs and capitalized interest related to the Moshannon Valley Correctional Center.  According to the BOP contract, as amended, the Company is required to complete the construction of the project by October 15, 2003.  The Company does not anticipate completing construction by that date and anticipates obtaining another long-term contract amendment from the BOP extending the construction deadline.  In the event the Company is not able to negotiate a contract amendment with the BOP, then the BOP may have the right to assert that the Company has not completed construction of the facility within the time frame provided in the BOP contract, as amended.  Management expects that the contract will be amended to address cost and construction timing matters resulting from the extended delay.  In the event that the BOP decides not to continue with the construction of the Moshannon Valley Correctional Center and terminates the contract, management believes that the Company has the right to and will recover its invested costs.  In the event any portion of these costs are determined not to be recoverable upon contract termination by the BOP, such costs would be expensed.  Management currently believes that the invested costs would be fully recoverable in the event of this contract being terminated.

At June 30, 2003, accounts receivable include costs totaling $1.4 million for direct costs incurred by the Company since the issuance of the Stop-Work Order in June 1999 for payroll and other operating costs related to the Moshannon Valley Correctional Center.  These costs were incurred with the understanding that such costs would be reimbursed.  Although no formal written agreement exists, management believes that these costs will be reimbursed by the BOP in the near term.  In the event any portion of these costs are not reimbursed, such costs will be expensed if they are determined not to be reimbursable.

Future Liquidity.  Management believes that the Company’s cash and the cash flows generated from operations, together with the credit available under the amended 2000 Credit Facility and the operating lease capacity thereunder, will provide sufficient liquidity to meet the Company’s committed capital and working capital requirements for currently awarded contracts.  In order to finance the construction of the Moshannon Valley Correctional Center, the lenders under the 2000 Credit Facility must re-approve the project and agree to amend certain financial covenants and provisions of the 2000 Credit Facility.  To the extent the Company’s cash and current financing arrangements do not provide sufficient financing to fund construction costs related to future adult secure institutional contract awards or significant facility expansions, the Company anticipates obtaining additional sources of financing to fund such activities.  However, there can be no assurance that such financing will be available or will be available on terms favorable to the Company.

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

Interest Rate Exposure

The Company’s exposure to changes in interest rates primarily results from its long-term debt with both fixed and floating interest rates.  The debt on the Company’s consolidated financial statements with fixed interest rates consists of the 8.47% Bonds issued by MCF in August 2001 in connection with the 2001 Sale and Leaseback Transaction.  At June 30, 2003, approximately 21% ($49.9 million of debt outstanding to the Synthetic Lease Investor) of the Company’s consolidated long-term debt was subject to variable interest rates.  The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $125,000 and $250,000 for the three and six months ended June 30, 2003.  At June 30, 2003, the fair value of the Company’s consolidated fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

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

ITEM 4.                Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and as required by paragraph (b) of Rules 13a-15 and 15d-15(e) of the Exchange Act, as of the end of our second fiscal quarter of 2003.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective as of that date.

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

PART II   OTHER INFORMATION

ITEM 1.     Legal Proceedings

In March and April 2002, the Company, Steven W. Logan, and John L. Hendrix, were named as defendants in four federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division.  The aforementioned lawsuits are putative class action lawsuits brought on behalf of all purchasers of the Company’s common stock between March 6, 2001 and March 5, 2002.  The lawsuits involve disclosures made concerning two prior transactions executed by the Company: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction.  These four lawsuits have all been consolidated into the Graydon Williams action.  Flyline Partners, LP has been appointed as the lead plaintiff and has filed a consolidated complaint.  The consolidated complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, Section 20(a) of the Exchange Act and Section 11 of the Securities Act of 1933.  The consolidated complaint seeks, among other things, restitution damages, compensatory damages, rescission or a rescissory measure of damages, costs, expenses, attorneys’ fees and expert fees.  A motion to dismiss is currently pending.  The Company believes that it has good defenses to each of the plaintiffs’ claims and intends to vigorously defend against each of these claims.

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

In May and June 2002, the Company and its directors were sued in three other derivative lawsuits styled as follows: (1) Juan Guitierrez, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1812, in the United Stated District Court for the Southern District of Texas, Houston Division; (2) Thomas Pagano, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1896, in the United Stated District Court for the Southern District of Texas, Houston Division; and (3) Jesse Menning, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. 2002-28924, in the 164th Judicial District Court of Harris County, Texas.  These lawsuits all allege breaches of fiduciary duty and waste of corporate assets by all of the defendants.  A motion to dismiss the Guitierrez and Pagano lawsuits was filed.  The court dismissed the Pagano action as duplicative of the Guitierrez action.  The motion to dismiss the Guitierrez action is still pending.  A motion to dismiss the Menning action is also pending.  The Company believes that it has good defenses to each of the plaintiffs’ claims and intend to vigorously defend against each of these claims.

While the plaintiffs in these cases have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, operating results or cash flow.

The Company currently and from time to time is subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries or for wrongful restriction of, or interference with, offender privileges and employment matters.  The outcome of such matters cannot be predicated with certainty, based on the information known to date, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, operating results or cash flow.

ITEM 4.   Submission of Matters to a Vote of Security Holders

On June 12, 2003, the Company held its 2003 Annual Meeting of Stockholders.  The matters voted on at the meeting and the results thereof are as follows:

Stockholders elected the persons listed below as directors whose terms expire at the 2004 Annual Meeting of Stockholders.  Results by nominee were:

	Voted For	Authority Withheld

Anthony R. Chase	11,871,347	54,443
Arlene R. Lissner	11,730,759	195,031
Harry J. Phillips, Jr.	11,730,759	195,031
D. Stephen Slack	11,870,568	55,222
Tucker Taylor	11,731,217	194,573
Marcus A. Watts	10,878,393	1,047,397

Stockholders ratified the appointment of Pricewaterhouse Coopers LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2003, with 11,825,988 shares voted for, 99,004 shares voted against and 798 abstained.

ITEM 6.   Exhibits and Reports on Form 8-K

a.	Exhibits

	11.1	Computation of Per Share Earnings
	31.1	Section 302 Certification of Chief Executive Officer
	31.2	Section 302 Certification of Chief Financial Officer
	32.1	Section 906 Certification of Chief Executive Officer
	32.2	Section 906 Certification of Chief Financial Officer

b.	Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated May 7, 2003 reporting a press release announcing its financial results for the first quarter ended March 31, 2003.

The Company filed a Current Report on From 8-K dated July 31, 2003 reporting a press release announcing its financial results for the second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNELL COMPANIES, INC.

Date: August 14, 2003	By:	/s/ Harry J. Phillips, Jr.
HARRY J. PHILLIPS, JR.
Executive Chairman, Chairman of the Board and Director (Principal Executive Officer)

Date: August 14, 2003	By:	/s/ John L. Hendrix
JOHN L. HENDRIX
Executive Vice President and Chief Financial Officer (Principal Financial Officer)