Form 10-Q
period 2003-09-30
CORNELL COMPANIES INC
filed 2003-11-14
CIK 1016152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Yes  ☒  No  ☐

At October 31, 2003 Registrant had outstanding 13,370,588 shares of its Common Stock.

PART I          FINANCIAL INFORMATION

ITEM 1.          Financial Statements

CORNELL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2003	December 31, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$40,426	$52,610
Accounts receivable, net	60,285	60,035
Deferred tax asset	2,751	3,300
Prepaids and other	6,534	5,528
Other restricted assets	11,628	14,767
Total current assets	121,624	136,240
PROPERTY AND EQUIPMENT, net	264,021	255,450
OTHER ASSETS:
Debt service reserve fund	23,800	24,157
Intangible assets, net	12,493	13,062
Deferred costs and other	23,726	12,382
Total assets	$445,664	$441,291

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$24,190	$32,622
Current portion of long-term debt	8,312	7,630
Total current liabilities	32,502	40,252
LONG-TERM DEBT, net of current portion	234,594	232,258
DEFERRED TAX LIABILITIES	8,576	4,954
OTHER LONG-TERM LIABILITIES	2,641	3,875

Total liabilities	278,313	281,339

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 30,000,000 shares authorized, 14,551,313 and 14,201,038 shares issued and outstanding, respectively	15	14
Additional paid-in capital	143,180	140,085
Note from shareholder	(440)	(442)
Retained earnings	35,909	30,248
Treasury stock (1,500,938 and 1,429,586 shares of common stock, respectively, at cost)	(11,925)	(11,038)
Deferred compenstion	(1,018)	(811)
Other comprehensive income	1,630	1,896
Total stockholders’ equity	167,351	159,952
Total liabilities and stockholders’ equity	$445,664	$441,291

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

REVENUES	$68,642	$69,634	$202,253	$207,186
OPERATING EXPENSES	53,495	53,138	156,860	160,454
PRE-OPENING AND START-UP EXPENSES	1,060	—	1,453	—
DEPRECIATION AND AMORTIZATION	2,535	2,672	7,708	7,252
GENERAL AND ADMINISTRATIVE EXPENSES	4,820	5,832	13,440	17,223

INCOME FROM OPERATIONS	6,732	7,992	22,792	22,257
INTEREST EXPENSE	4,651	4,985	14,444	15,780
INTEREST INCOME	(423)	(645)	(1,248)	(1,559)
MINORITY INTEREST IN CONSOLIDATED SPECIAL PURPOSE ENTITIES	—	613	—	574

INCOME BEFORE PROVISION FOR INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,504	3,039	9,596	7,462
PROVISION FOR INCOME TAXES	1,062	1,246	3,935	3,059

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,442	1,793	5,661	4,403

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF RELATED INCOME TAX BENEFIT OF $671 IN 2002	—	—	—	(965)

NET INCOME	$1,442	$1,793	$5,661	$3,438

EARNINGS PER SHARE:
BASIC
Income before cumulative effect of change in accounting principle	$.11	$.14	$.44	$.33
Cumulative effect of change in accounting principle	—	—	—	(.07)
Net income	$.11	$.14	$.44	$.26

DILUTED
Income before cumulative effect of change in accounting principle	$.11	$.14	$.43	$.33
Cumulative effect of change in accounting principle	—	—	—	(.07)
Net income	$.11	$.14	$.43	$.26
NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	13,044	12,967	12,894	12,975
DILUTED	13,542	13,197	13,218	13,337

Comprehensive income (loss):
Net income	$1,442	$1,793	$5,661	$3,438
Unrealized gain (loss) on derivative instruments	(1,696)	2,309	(266)	2,509
Comprehensive income (loss)	$(254)	$4,102	$5,395	$5,947

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,661	$3,438
Adjustments to reconcile net income to net cash provided by operating activities —
Cumulative effect of change in accounting principle	—	965
Minority interest in consolidated special purpose entities	—	(40)
Depreciation	7,049	6,593
Amortization of intangibles and other assets	659	659
Amortization of deferred compensation	535	40
Amortization of deferred financing costs	868	824
Provision for bad debts	1,706	605
Loss on sale of property and equipment	50	—
Deferred income taxes	4,171	89
Change in assets and liabilities:
Accounts receivable	(1,956)	(2,299)
Restricted assets	159	1,608
Other assets	(369)	128
Accounts payable and accrued liabilities	(4,220)	(7,010)
Accrued interest on MCF bonds	(4,212)	(3,696)
Deferred revenues and other liabilities	(1,500)	(1,593)
Net cash provided by operating activities	8,601	311

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,667)	(9,300)
Escrow deposit on facility purchase	(12,938)	—
Escrow deposit on non-compete agreement	(1,000)	—
Withdrawals from (payments to) restricted debt payment account, net	4,192	4,317
Return of restricted assets from deferred bonus plan	—	1,000
Purchases of marketable securities, net	—	(298)
Net cash used in investing activities	(25,413)	(4,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and line of credit	11,641	542
Payments on line of credit	(1,000)	—
Payments on MCF bonds	(7,600)	(6,800)
Payments on capital lease obligations	(27)	(102)
Borrowing on capital leases	—	65
Proceeds from payments on shareholder notes	—	173
Proceeds from exercise of stock options and warrants	2,354	752
Purchases of treasury stock	(740)	(1,356)
Net cash provided by (used in) financing activities	4,628	(6,726)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,184)	(10,696)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,610	53,244
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,426	$42,548

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of treasury stock by deferred bonus plan	$146	$298
Other comprehensive income (loss)	$(266)	$2,509

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

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).  In accordance with the provisions of APB No. 25, stock-based employee compensation cost is not reflected in net income, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant.  The Financial Accounting Standards Board (“FASB”) has announced that it expects to require companies to record compensation expense for equity instruments  issued to employees based on their fair value in 2005.  The following table illustrates, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 148, the effect of net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, expect per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income, as reported	$1,442	$1,793	$5,661	$3,438
Add: stock based employee compensation expense, net of related tax effect	—	—	—	—
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(210)	(487)	(1,090)	(1,337)
Pro forma net income	$1,232	$1,306	$4,571	$2,101
Earnings per share:
Basic, as reported	$.11	$.14	$.44	$.26
Basic, pro forma	.09	.10	.35	.16
Diluted, as reported	.11	.14	.43	.26
Diluted, pro forma	.09	.10	.35	.16

New Accounting Pronouncements

The Company implemented SFAS No. 143, SFAS No. 146 and SFAS No. 148 and FIN 45 in the nine months ended September 30, 2003 with no impact on the Company’s reported financial position or results of operations.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections”, effective for fiscal years beginning after May 15, 2002.  SFAS No. 145 rescinds FASB Statement No. 4, 44, 64 and amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  Additionally, SFAS No. 145 requires that gains and losses on the extinguishment of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4.  The Company adopted SFAS No. 145 as required on January 1, 2003 and will reclassify extraordinary losses of $2.9 million, net of related income tax benefit of $2.0 million, previously reported in the third and fourth quarters of 2001 to a loss from continuing operations in the Company’s 2003 Annual Report on Form 10-K.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation of variable interest entities as defined in FIN 46.  FIN 46 requires an assessment of equity investments to determine if they are variable interest entities.  FIN 46 is effective immediately for all variable interest entities created after January 31, 2003.  For variable interest entities created before February 1, 2003, the provisions of FIN 46 must be applied no later than the quarter ending December 31, 2003.   In addition, if it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity, the enterprise must discuss the following information in all financial statements issued after January 31, 2003: (1) the nature, purpose, size or activities of the variable interest entity and (2) the enterprise’s maximum exposure to loss as a result of its involvement with the variable interest entity.  The Company will adopt the provisions of FIN 46 in the quarter ending December 31, 2003.  Management does not expect that the Company’s adoption of FIN 46 will change the Company’s accounting for the 2000 synthetic lease transaction and the 2001 Sale and Leaseback Transaction, which are consolidated for reporting purposes.  The Company may enter into future arrangements for the development of new facilities or to operate facilities which may become subject to the provisions of FIN 46 and, in some cases, may be required to consolidate the related activities, facilities and financings.  The FASB continues to address various implementation issues that could potentially broaden the application of FIN 46 to entities outside its originally interpreted scope and has issued and proposed several FASB Staff Positions.  The Company does not expect that these FASB Staff Positions will have a material impact on its financial statements.

In April 2003 the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”).  SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and should be applied prospectively.  The provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates.  The adoption of SFAS No. 149 had no material impact on the Company’s financial position or results of operations.

In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its statements of financial position.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption.  The adoption of SFAS No. 150 had no material impact on the Company’s financial position or results of operations.

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 01-8 “Determining Whether an Arrangement Contains a Lease.” EITF 01-8 provides guidance for determining whether an arrangement contains a lease that is within the scope of SFAS No. 13 and is effective for arrangements initiated after the beginning of the first interim period beginning after May 28, 2003. The Company adopted the provisions of EITF 01-8 as of July 1, 2003 with no material impact on the Company’s financial position or results of operations.

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

4.             Other Intangible Assets

Other intangible assets at September 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Non-compete agreements	$8,390	$8,300
Accumulated amortization	(3,618)	(2,959)
Other intangibles, net	$4,772	$5,341

Amortization expense for non-compete agreements was approximately $220,000 and $659,000 for the three and nine months ended September 30, 2003 and 2002.  Amortization expense for non-compete agreements is expected to be approximately $978,000 for each of the fiscal years ended December 31 for the next five years.

5.                                      Credit Facilities

The Company’s long-term debt consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Debt of Cornell Companies, Inc.:
Revolving Line of Credit due July 2005 with an interest rate of prime plus 1.0% to 2.0% or LIBOR plus 2.0% to 3.0%	$10,000	$—
Capital lease obligations	12	37
Subtotal	10,012	37

Debt of Consolidated Special Purpose Entities:
Synthetic Lease Investor Note A due July 2005 with an interest rate of LIBOR plus 3.25%	41,664	41,117
Synthetic Lease Investor Note B due July 2005 with an interest rate of LIBOR plus 3.50%	8,230	8,134
MCF 8.47% Bonds due 2016	183,000	190,600
Subtotal	232,894	239,851

Consolidated total debt	242,906	239,888

Less: current maturities	(8,312)	(7,630)

Consolidated long-term debt	$234,594	$232,258

The Company’s 2000 Credit Facility, as amended, has two components - a revolving credit facility and a synthetic lease.  The credit facility includes the following characteristics, several of which are discussed in more detail in the Notes to the table below:

(i)                                     provides for borrowings of up to $37.0 million(1)at September 30, 2003 under a revolving line of credit;

(ii)                                  matures in July 2005;

(iii)                               bears interest, at the election of the Company, at either the prime rate plus a margin of 2.0%, or a rate which is 3.0% above the applicable LIBOR rate;

(iv)                              is collateralized by substantially all of the Company’s assets, including the stock of all of the Company’s subsidiaries;

(v)                                 does not permit the payment of cash dividends;

(vi)                              requires the Company to comply with certain leverage, net worth and debt service coverage covenants(2);

(vii)                           limits the Company’s ability to repurchase its common stock(3); and

(viii)                        restricts the Company’s ability to use cash that serves as part of the collateral for the  loan(4).

(1)           Originally $45.0 million, the maximum loan amount has been reduced quarterly as scheduled and is further reduced by outstanding letters of credit ($5.1 million at September 30, 2003). As of September 30, 2003, the Company had outstanding borrowings of $10.0 million and $21.9 million of remaining available commitment under its revolving line of credit.

(2)           Due to the consolidation, for financial reporting purposes, of MCF as of August 14, 2001, the Company was not in compliance with certain leverage ratio covenants.  On April 5, 2002, the 2000 Credit Facility was amended to waive such non-compliance and to revise the covenants to levels that accommodate the Company’s consolidation of special purpose entities in its financial statements.  As a result of this waiver and amendment, the Company recognized a pre-tax charge to interest expense of approximately $825,000 during the first quarter of 2002 for lender and other professional fees.

Additionally, the Company has obtained a waiver from the lenders under the amended 2000 Credit Facility regarding the pending contractual default for the Moshannon Valley Correctional Center’s construction delay (see Note 7).  This waiver is effective through October 31, 2004.

(3)                 The Company is limited to $2.5 million annually for the repurchase of its common stock with an aggregate limit of $7.5 million.

(4)                 Included in the Company’s cash and cash equivalents at September 30, 2003 is approximately $39.7 million that is invested in a separate account that is available to the Company for investment purposes or working capital with the approval of the lenders under the amended 2000 Credit Facility.  The lenders could limit the Company’s ability to use such funds.  This separate account is maintained, in part, to assure future credit availability.

Additionally, the amended 2000 Credit Facility provides the Company with the ability to enter into synthetic lease agreements for the acquisition or development of operating facilities.  This synthetic lease financing arrangement provides for funding to the lessor under the operating leases of up to $96.5 million, of which approximately $51.7 million had been utilized as of September 30, 2003.  The Company pays commitment fees at a rate of 0.5% annually for the unused portion of the synthetic lease financing capacity.

The synthetic lease financing arrangement includes a component of equity capitalization equal to 3.5% of the aggregate projects’ costs that is funded by the owner/lessor of the properties (“Synthetic Lease Investor”).  The Synthetic Lease Investor’s equity investment was reported as minority interest in consolidated special purpose entities in the Company’s consolidated financial statements.  The cumulative losses of the Synthetic Lease Investor exceeded the recorded minority interest of the Synthetic Lease Investor in 2001, therefore there is currently no minority interest balance as of September 30, 2003.  Upon a refinancing or extinguishment of the synthetic lease obligations the Company will incur a charge to the extent of the amount of the Synthetic Lease Investor’s equity investment.  As of September 30, 2003, the amount of the Synthetic Lease Investor’s equity investment was approximately $1.8 million.

6.             New Morgan

The Company closed the New Morgan Academy in the fourth quarter of 2002 and is currently considering several options ranging from the sale or lease of the facility to utilization of the facility for another type of program.  The Company is using a small staff to maintain the facility while the Company considers its options for the use of the facility.

The carrying value of the property and equipment at the New Morgan Academy was approximately $30.7 million at September 30, 2003.  Currently, management of the Company believes that its long-lived assets at the New Morgan Academy are recoverable either from the cash flows of an alternative program operating at the facility or upon the sale or lease of the facility to a third party, and accordingly, pursuant to the provisions of SFAS No. 144, an impairment provision is not deemed necessary as of September 30, 2003.  However, management estimates that, were the Company to sell the facility, it is reasonably possible that the

Company may not be able to fully recover the carrying value of its long-lived assets for this facility.

7.             New Facilities and Projects Under Development

In January 2003, the Company executed a five year lease for the Bernalillo Regional Correctional Center in Albuquerque, New Mexico.  The facility, which has been vacated by the County in favor of a new jail, is expected to be remodeled by the Company and used to provide adult secure confinement for a wide array of government agencies that have demonstrated a need for additional bed space.  The facility added approximately 1,000 beds to the Company’s current service capacity.  The lease was approved by the New Mexico State Board of Finance in October 2003 and requires monthly rental payments of approximately $113,000 for the first four years of the lease and $130,000 for the last year of the lease.  The Company expects to begin operating the facility in mid 2004.

In May 2003, the Company acquired a building in San Antonio, Texas for approximately $2.1 million in cash.  The Company renovated this 121 bed residential juvenile facility called the Texas Adolescent Center at a cost of approximately $2.0 million and the facility became operational in the fourth quarter of 2003.

In June 2003, the Company entered into an agreement with a developer to purchase a 160 bed residential treatment center for juveniles upon completion of construction of the facility by the developer.  This facility is named the Southern Peaks Regional Treatment Center and is located near Canon City, Colorado.  In August 2003, the Company funded $12.9 million into an escrow account for the purchase price of the real property, which is recorded in deferred costs and other on the Company’s consolidated balance sheet.

As of November 2003, the Company has not secured commitments to house inmates at the Bernalillo Regional Correctional Facility or patients at the Southern Peaks Treatment Center.  Although the Company believes that there will be significant demand for the services at those facilities, there can be no assurance that the Company will develop enough volume at those locations to assure their profitable operation.

In March 2003, the Company reached an agreement with the Commonwealth of Pennsylvania that resolved all outstanding administrative issues relative to the contract awarded to the Company by the Federal Bureau of Prisons (“BOP”) to operate the Moshannon Valley Correctional Center.  In October 2003, the Company received final approval from the BOP of a revised building design for the Moshannon Valley Correctional Center. Construction plans are being developed for the new design and work is expected to begin in early spring 2004.  In the interim, the Company will negotiate a contract amendment with the BOP that will accommodate the revised facility design and update the contract for changes since it was originally signed.  If and when an amendment to the contract with the BOP is negotiated, this agreement will allow the Company to move forward with the construction and operation of the facility.

As of September 30, 2003, the Company had incurred approximately $16.8 million for construction and land development costs and capitalized interest related to the Moshannon Valley Correctional Center contract.  The Company is in the process of submitting a claim to the BOP for reimbursement costs related to the original construction efforts incurred beginning in 1999.  The Company estimates additional capital investment of approximately $74 million to complete construction of the facility, which amount does not include the amount of prior construction costs to be reimbursed by the BOP which are yet to be determined.

Financing of the facility is subject to re-approval of the project by the lenders under the Company’s amended 2000 Credit Facility and agreement by such lenders to amend certain financial covenants and provisions of the amended 2000 Credit Facility.  In the event the Company’s lenders are unwilling to re-approve the project or to adopt the necessary amendments, or if the Company’s cash and current financing arrangements do not provide sufficient financing to fund construction costs related to the project, the Company anticipates needing to obtain additional sources of financing.

According to the BOP contract, as amended, the Company is required to complete the construction of the project by January 15, 2004.  The Company does not anticipate completing construction by that date and anticipates obtaining another long-term contract amendment from the BOP extending the construction deadline.  In the event the Company is not able to negotiate a contract amendment with the BOP, then the BOP may have the right to assert that the Company has not completed construction of the facility within the time frame provided in the BOP contract, as amended.  Management expects that the contract will be amended to address cost and construction timing matters resulting from the extended delay.  In the event that the BOP decides not to continue with the construction of the Moshannon Valley Correctional Center and terminates the contract, management believes that the Company has the right to and will recover its invested costs.  In the event any portion of these costs are determined not to be recoverable upon contract termination by the BOP, such costs would be expensed.

At September 30, 2003, accounts receivable include costs totaling approximately $1.4 million for direct costs incurred by the Company since the issuance of the Stop-Work Order in June 1999 for payroll and other operating costs related to the Moshannon Valley Correctional Center.  These costs were incurred with the understanding that such costs would be reimbursed by the BOP.  Although no formal written agreement exists, management believes that these costs will be reimbursed by the BOP in the near term.  In the event any portion of these costs are determined not to be reimbursable, such costs will be expensed in the period such determination is made.

8.                                      Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution from common stock equivalents such as stock options and warrants.  For the three months ended September 30, 2003 and 2002, there were 61,186 shares ($8.24 average price) and 745,003 shares ($12.58 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.  For the nine months ended September 30, 2003 and 2002 there were 443,026 shares ($12.19 average price) and 419,829 shares ($13.86 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

9.             Commitments and Contingencies

Litigation

In March and April 2002, the Company, Steven W. Logan (the Company’s former President and Chief Executive Officer), and John L. Hendrix (the Company’s Chief Financial Officer), were named as defendants in four federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division.  The aforementioned lawsuits were putative class action lawsuits brought on behalf of all purchasers of the Company’s common stock between March 6, 2001 and March 5, 2002 and relate to the Company’s restatement in 2002 of certain financial statements.  The lawsuits involved disclosures made concerning two prior transactions executed by the Company: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction.  These four lawsuits were consolidated into the Graydon Williams action and  Flyline Partners, LP was appointed lead plaintiff.  As a result, a consolidated complaint was filed by Flyline Partners, LP.  Richard Picard and Anthony Scolaro were also named as plaintiffs.  Since then, the court has allowed plaintiff to file an amended consolidated complaint.  The amended consolidated complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933 (“the Securities Act”) and/or Section 15 of the Securities Act.  The amended consolidated complaint seeks, among other things, restitution damages, compensatory damages, rescission or a rescissory measure of damages, costs, expenses, attorneys’ fees and expert fees.  A motion to dismiss is currently pending.

In March 2002, the Company, its directors, and its former independent auditor Arthur Andersen LLP, were sued in a derivative action styled as William Williams, Derivatively and on Behalf of Nominal Defendant Cornell Companies, Inc. v. Anthony R. Chase, et al., No. 2002-15614, in the 127th Judicial District Court of Harris County, Texas.  The lawsuit relates to the Company’s restatement in 2002 of certain financial statements.  The lawsuit alleges breaches of fiduciary duty by all of the individual defendants and asserts breach of contract and professional negligence claims only against Arthur Andersen LLP.

In May and June 2002, the Company and its directors were sued in three other derivative lawsuits styled as follows: (1) Juan Guitierrez, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1812, in the United Stated District Court for the Southern District of Texas, Houston Division; (2) Thomas Pagano, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1896, in the United Stated District Court for the Southern District of Texas, Houston Division; and (3) Jesse Menning, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. 2002-28924, in the 164th Judicial District Court of Harris County, Texas.  The lawsuits relate to the Company’s restatement in 2002 of certain financial statements.  These lawsuits all allege breaches of fiduciary duty and waste of corporate assets by all of the defendants.  A motion to dismiss the Guitierrez and Pagano lawsuits was filed.  The court dismissed the Pagano action as duplicative of the Guitierrez action.  The motion to dismiss the Guitierrez action is still pending.  The Menning action has been dismissed, but with an agreement that the plaintiff’s claims as to Cornell are tolled until 30 days following the final resolution of the  Guitierrez case, including any appeals.

The plaintiffs in these cases have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty.  However, the Company believes it has good defenses and intends to vigorously defend against the claims asserted in these actions.

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

Securities and Exchange Commission Investigation

Following the restatement of the Company’s 2001 financial statements in 2002, the Securities and Exchange Commission (the “SEC”) initiated an investigation into the circumstances leading to this restatement.  Following the SEC’s initial inquiry in 2002, the SEC made no further inquiry with respect to the investigation until July 2003.  Since July 2003, the Company has received additional information requests from the SEC. The Company has cooperated, and intends to continue to fully cooperate with the SEC’s investigation.

Depending on the scope, timing and result of the SEC investigation, management’s attention and the Company’s resources could be diverted from operations, which could adversely affect the Company’s operating results and contribute to future stock price volatility.  The SEC investigation could also require that the Company take other actions not currently contemplated.  In addition, the SEC investigation or its outcome may increase the costs of defending or resolving current litigation.

The SEC has not given the Company any indication as to the outcome of its investigation.  If the SEC makes a determination adverse to the Company, the Company and its officers and directors may face penalties, including, but not limited to, monetary fines and injunctive relief.  In addition, in the event of an adverse determination by the SEC against the Company or its officers or directors, federal and/or state agencies may be reluctant to enter into or prohibited from entering into contracts for the Company’s services.  Any such reaction from the Company’s customer base could have a material adverse effect on its business.

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

The only significant non-cash item reported in the respective segment’s income or loss from operations is depreciation and amortization.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues
Adult secure institutional	$25,805	$24,732	$76,461	$73,690
Juvenile	29,967	32,249	87,995	95,845
Pre-release	12,870	12,653	37,797	37,651
Total revenues	$68,642	$69,634	$202,253	$207,186

Pre-opening and start-up expenses
Adult secure institutional	$43	$—	$192	$—
Juvenile	1,017	—	1,261	—
Pre-release	—	—	—	—
	$1,060	$—	$1,453	$—

Income from operations
Adult secure institutional	$5,998	$6,386	$19,448	$18,885
Juvenile	2,882	5,114	9,982	13,876
Pre-release	2,659	2,876	7,814	8,564
Sub-total	11,539	14,376	37,244	41,325
General and administrative expense	(4,820)	(5,832)	(13,440)	(17,223)
Incentive bonuses	—	(65)	—	(300)
Amortization of intangibles	(220)	(220)	(659)	(659)
Corporate and other	233	(267)	(353)	(886)
Total income from operations	$6,732	$7,992	$22,792	$22,257

	September 30, 2003	December 31, 2002

Assets
Adult secure institutional	$155,215	$156,315
Juvenile	114,262	96,239
Pre-release	58,509	58,071
Intangible assets, net	12,493	13,062
Corporate and other	105,185	117,604
Total assets	$445,664	$441,291

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is a leading provider of privatized correctional, treatment and educational services outsourced by federal, state and local government agencies.  The Company provides a diversified portfolio of services for adults and juveniles through its three operating divisions: (1) adult secure institutional services, (2) juvenile treatment, educational and detention services and (3) pre-release correctional and treatment services.  As of September 30, 2003, the Company was developing or had contracts to operate 70 facilities with a total service capacity of 16,514.  The Company’s facilities are located in 14 states and the District of Columbia.

The following table sets forth for the periods indicated total service capacity, the service capacity and contracted beds in operation at the end of the periods shown and the average contract occupancy percentages.

	September 30, 2003	September 30, 2002

Total service capacity (1):
Residential	12,378	11,267
Non-residential community-based	4,136	4,177
Total	16,514	15,444
Service capacity in operation (end of period)	13,924	14,349
Contracted beds in operation (end of period)	9,445	9,503
Average contract occupancy based on contracted beds in operation (2) (3)	100.1%	98.0%
Average contract occupancy excluding start-up operations (2)	100.3%	98.0%

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

(3)                                  Occupancy percentages reflect less than normalized occupancy during the start-up phase of any applicable facility, resulting in a lower average contract occupancy in periods when the Company has substantial start-up activities.

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

Factors that the Company considers in determining the per diem rate that it will charge include (1) the programs specified by the contract and the related staffing levels, (2) wage levels customary in the respective geographic areas, (3) whether the proposed facility is to be leased or purchased and (4) the anticipated average contract occupancy levels that the Company believes could reasonably be maintained.

The Company has historically experienced higher operating margins in its adult secure institutional and pre-release divisions as compared to the juvenile division.  Additionally, the Company’s operating margins within a division can vary from facility to facility based on whether a facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract, and the Company’s ability to increase a facility’s contract revenue.  A decline in occupancy of certain juvenile division facilities may have a more significant impact on operating results than the adult secure division due to higher per diem revenues of certain juvenile facilities. The Company has experienced, and expects to continue to experience, interim period operating margin fluctuations due to the number of calendar days in the period, higher payroll taxes in the first half of the year, and salary and wage increases that are incurred prior to certain contract revenue increases.  Additionally, management expects to experience interim margin fluctuations due to fluctuations in employee insurance costs as these costs can vary depending on individual claims under the Company’s self-insured plans.

The Company is responsible for all facility operating costs, except for certain debt service and lease payments with respect to facilities for which the Company has only a management contract (10 facilities in operation at September 30, 2003 and 11 facilities in operation at September 30, 2002).

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

Following a contract award, the Company incurs pre-opening and start-up expenses including payroll, benefits, training and other operating costs prior to opening a new or expanded facility and during the period of operation while occupancy is ramping up.  These costs vary by contract.  Since pre-opening and start-up costs are factored into the revenue per diem rate that is charged to the contracting agency, the Company typically expects to recover these upfront costs over the life of the contract.  Because occupancy rates during a facility’s start-up phase typically result in capacity under-utilization for at least 90 to 180 days, the Company may incur additional post-opening start-up costs.  The Company does not anticipate post-opening start-up costs at facilities operated under any future contracts with the BOP because these contracts are, and expected to continue to be, take-or-pay contracts, meaning that the BOP will pay the Company at least 95.0% of the contractual monthly revenue once the facility opens, regardless of actual occupancy.

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

For the three and nine months ended September 30, 2003, the Company incurred pre-opening and start-up costs of approximately $1.1 million and $1.5 million, respectively, related to the combined pre-opening and start-up operations of the Bernalillo Regional Correctional Center, the Jos-Arz Residential Treatment Center

and the Texas Adolescent Center.  Revenues attributable to start-up operations were approximately $567,000 and $621,000 for the three and nine months ended September 30, 2003 and were attributable to the Jos-Arz Residential Treatment Center.  There were no pre-opening and start-up expenses for the three and nine months ended September 30, 2002.

General and administrative expenses consist primarily of costs for the Company’s corporate and administrative personnel who provide senior management, finance, accounting, human resources, payroll and information systems, business development and related costs of business development and outside professional fees.

New Accounting Pronouncements

The Company implemented Statement of Financial Accounting Standard (“SFAS”) No. 143, SFAS No. 146 and SFAS No. 148 and FIN 45 in the nine months ended September 30, 2003 with no impact on the Company’s reported financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), effective for fiscal years beginning after May 15, 2002.  SFAS No. 145 rescinds FASB Statement No. 4, 44, 64 and amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  Additionally, SFAS No. 145 requires that gains and losses on the extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4.  The Company adopted SFAS No. 145 as required on January 1, 2003 and will reclassify the extraordinary losses previously reported in the third and fourths quarter of 2001 to a loss from continuing operations in the Company’s 2003 Annual Report on Form 10-K.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation of variable interest entities as defined in the FIN 46.  FIN 46 requires an assessment of equity investments to determine if they are variable interest entities.  FIN 46 is effective immediately for all variable interest entities created after January 31, 2003.  For variable interest entities created before February 1, 2003, the provisions of FIN 46 must be applied no later than the quarter ending December 31, 2003.   In addition, if it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity, the enterprise must discuss the following information in all financial statements issued after January 31, 2003: (1) the nature, purpose, size or activities of the variable interest entity and (2) the enterprise’s maximum exposure to loss as a result of its involvement with the variable interest entity.  The Company will adopt the provisions of FIN 46 in the quarter ending December 31, 2003.  Management does not expect that the Company’s adoption of FIN 46 will change the Company’s accounting for the 2000 synthetic lease transaction and the 2001 Sale and Leaseback Transaction, which are consolidated for reporting purposes.  The Company may enter into future arrangements for the development of new facilities or to operate facilities which may become subject to the provisions of FIN 46 and, in some cases, may be required to consolidate the related activities, facilities and financings.  The FASB continues to address various implementation issues that could potentially broaden the application of FIN 46 to entities outside its originally interpreted scope and has issued and proposed several FASB Staff Positions.  The Company does not expect that these FASB Staff Positions will have a material impact on its financial statements.

In April 2003 the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”).  SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and should be applied prospectively.  The provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates.  The adoption of SFAS No. 149 had no material impact on the Company’s financial position or results of operations.

In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its statements of financial position.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption.  The adoption of SFAS No. 150 had no material impact on the Company’s financial position or results of operations.

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 01-8 “Determining Whether an Arrangement Contains a Lease.” EITF 01-8 provides guidance for determining whether an arrangement contains a lease that is within the scope of SFAS No. 13 and is effective for arrangements initiated after the beginning of the first interim period beginning after May 28, 2003. The Company adopted the provisions of EITF 01-8 as of July 1, 2003 with no material impact on the Company's financial position or results of operations.

Results of Operations

The following table sets forth for the periods indicated the percentages of revenue represented by certain items in the Company’s historical consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	77.9	76.3	77.6	77.5
Pre-opening and start-up expenses	1.5	0.0	0.7	0.0
Depreciation and amortization	3.7	3.8	3.8	3.5
General and administrative expenses	7.0	8.4	6.6	8.3
Income from operations	9.9	11.5	11.3	10.7
Interest expense, net	6.2	6.2	6.5	6.9
Minority interest in losses of consolidated special purpose entities	0.0	0.9	0.0	0.2
Income before provision for income taxes and cumulative effect of change in accounting principle	3.7	4.4	4.8	3.6
Provision for income taxes	1.5	1.8	1.9	1.5
Income before cumulative effect of change in accounting principle	2.2%	2.6%	2.9%	2.1%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Certain comparisons of revenue, expenses and average contract capacity contained herein have been made excluding the effect of the Company’s recently closed New Morgan Academy, pre-opening and start-up expenses and revenue and certain general and administrative expenses, as management believes such comparison increases the reader’s understanding of operating trends.

Revenues.  Revenues decreased 1.4% to $68.6 million for the three months ended September 30, 2003 from $69.6 million for the three months ended September 30, 2002.

Adult secure institutional division revenues increased 4.4% to $25.8 million for the three months ended September 30, 2003 from $24.7 million for the three months ended September 30, 2002 due primarily to increased occupancy at the Baker and Leo Chesney Community Correctional Facilities.  Due to the expected closure of the Baker and  Leo Chesney facilities as of June 30, 2002, occupancy decreased significantly in the second quarter of 2002.  Subsequently, the state approved the continued use of the facilities and a new contract was obtained for both facilities.  Occupancy began ramping up in the third quarter of 2002 but had not reached contract capacity levels until late in the fourth quarter of 2002.  For the three months ended September 30, 2003, both facilities were operating at contract capacity levels.  Revenues attributable to the Baker and Leo Chesney facilities were approximately $1.9 million for the three months ended September 30, 2003 compared to $980,000 for the three months ended September 30, 2002.  The remaining increase in revenue was due to increased occupancy at the Big Spring Complex.  Average contract occupancy was 99.6% for the three months ended September 30, 2003 compared to 95.2% for the three months ended September 30, 2002. There were no revenues attributable to start-up operations for the three months ended September 30, 2003 and 2002.  The Company has noted increasing pressure from state and local governments to limit increases or even reduce per diem rates.  Many of these governmental entities are under severe budget pressures and the Company anticipates that more of these governmental entities will approach the Company about per diem concessions.

Juvenile division revenues decreased 7.1% to $30.0 million for the three months ended September 30, 2003 from $32.2 million for the three months ended September 30, 2002 due primarily to the closure of the New Morgan Academy in the fourth quarter of 2002 offset, in part, by an increase in revenue due to the acquisition of the Jos-Arz Residential Treatment Center management contract in June 2003 as well as increased occupancy and service hours at various juvenile facilities and programs.  The closure of the New Morgan Academy decreased revenues by approximately $3.6 million in the third quarter of 2003 as compared to the same quarter of 2002.  This decrease was offset by a net increase in revenue of approximately $1.3 million as a result of the acquisition of the Jos-Arz Residential Treatment Center management contract in June 2003 and increased occupancy at various facilities and programs including the Alexander Youth Center, Dauphin Mental Health, the Leadership Development Program (“LDP”) and the Abraxas Center for Adolescent Females (“ACAF”).  Revenues attributable to start-up operations were approximately $567,000 for the three months ended September 30, 2003 and were attributable solely to the Jos-Arz Residential Treatment Center.  Average contract occupancy for the three months ended September 30, 2003 was 90.6% compared to 88.1% for the three months ended September 30, 2002.  Excluding the occupancy and contract capacity for the New Morgan Academy in 2002 and 2003 and the start-up activities of the Jos-Arz Residential Treatment Center in 2003, average contract occupancy for the three months ended September 30, 2003 was 93.8% compared to 92.9% for the three months ended September 30, 2002.

Pre-release division revenues increased 1.7% to $12.9 million for the three months ended September 30, 2003 from $12.7 million for the three months ended September 30, 2002 due to overall increased occupancy throughout the division offset, in part, by a decrease in revenue as a result of the termination of the Inglewood Men’s Center contract as of June 30, 2003.   Revenues attributable to the Inglewood Men’s Center were approximately $207,000 for the three months ended September 30, 2002.  Average contract occupancy was 112.0% for the three months ended September 30, 2003 compared to 110.6% for the three months ended September 30, 2002.

Operating Expenses.  Operating expenses increased 0.7% to $53.5 million for the three months ended September 30, 2003 from $53.1 million for the three months ended September 30, 2002.

Adult secure institutional division operating expenses increased 8.6% to $18.8 million for the three months ended September 30, 2003 from $17.3 million for the three months ended September 30, 2002 due primarily to increased staffing and other services as a result of the higher occupancy levels at the Baker Community Correctional Facility, Leo Chesney Community Correctional Facility and the Big Spring Complex in the three months ended September 30, 2003 as compared to the same period of prior year.  Due to the expected closure of the Baker and  Leo Chesney facilities as of June 30, 2002, occupancy decreased significantly in the second quarter of 2002.  Subsequently, the state approved the continued use of the facilities and a new contract was obtained for both facilities.  Occupancy began ramping up in the third quarter of 2002 but had not reached contract capacity levels until late in the fourth quarter of 2002.  For the three months ended September 30, 2003, both facilities were operating at contract capacity levels.  Operating expenses attributable to the Baker and Leo Chesney facilities were approximately $1.6 million for the three months ended September 30, 2003 compared to approximately $670,000 for the same period of 2002.  As a percentage of segment revenues, adult secure institutional division operating expenses were 73.0% for the three months ended September 30, 2003 compared to 70.1% for the three months ended September 30, 2002.  The decrease in the 2003 operating margin is due primarily to an increase in employee insurance costs incurred under the Company’s self-insured plans and to legal costs at a certain secure facility.  Additionally, the margin was unfavorably impacted by a per diem rate reduction at the Great Plains Correctional Facility.

Juvenile division operating expenses decreased 4.3% to $25.3 million for the three months ended

September 30, 2003 from $26.5 million for the three months ended September 30, 2002 due to primarily to the closure of the New Morgan Academy in the fourth quarter of 2002.  Operating expenses for the New Morgan Academy were approximately $560,000 for the three months ended September 30, 2003 compared to $3.1 million for the three months ended September 30, 2002.  Excluding the New Morgan Academy’s operating expenses in both periods, juvenile division operating expenses increased 5.7%, or $1.3 million, due to increased staffing and other services as a result of increased occupancy at various facilities and programs including the Alexander Youth Center, Dauphin Mental Health, LDP and ACAF.  Excluding start-up operations in 2003 and the operations of the New Morgan Academy in both periods, juvenile division operating expenses, as a percentage of segment revenues, were 82.9% and 81.3% for the three months ended September 30, 2003 and 2002.  The 2003 operating margin was unfavorably impacted by an increase in employee insurance costs as previously discussed.  Additionally, the operating margin was unfavorably impacted due to the lack of mid-year rate increases.

Pre-release division operating expenses increased 3.5% to $9.7 million for the three months ended September 30, 2003 from $9.4 million for the three months ended September 30, 2002.  As a percentage of revenues, operating expenses were 75.7% for the three months ended September 30, 2003 compared to 74.4% for the three months ended September 30, 2002.  The decrease in the 2003 operating margin was due to an increase in employee insurance costs as previously discussed, as well as per diem rate reductions at certain pre-release facilities.

Pre-Opening and Start-up Expenses.  Pre-opening and start-up expenses for the three months ended September 30, 2003 were approximately $1.1 million and related to the pre-opening and start-up operations of the Bernalillo Regional Correctional Center, the Texas Adolescent Center and the Jos-Arz Residential Treatment Center.

Depreciation and Amortization.  Depreciation and amortization was $2.5 million for the three months ended September 30, 2003 compared to $2.7 million for the three months ended September 30, 2002.  The decrease in depreciation and amortization expense was primarily due to certain fully depreciated assets  offset, in part, by current year property and equipment purchases.  Amortization of intangibles was approximately $220,000 for the three months ended September 30, 2003 and 2002.

General and Administrative Expenses.  General and administrative expenses decreased 17.4% to $4.8 million for the three months ended September 30, 2003 from $5.8 million for the three months ended September 30, 2002.  Included in general and administrative expenses for the three months ended September 30, 2002 was a charge of approximately $1.3 million for the settlement of a management contract with the Company’s former president who resigned his position in September 2002.  Excluding the above charge from the 2002 period, general and administrative expenses increased 7.1% from the same period of the prior year.  The increase was primarily due to professional fees associated with increased business development.

Interest.  Interest expense, net of interest income, decreased to $4.2 million for the three months ended September 30, 2003 from $4.3 million for the three months ended September 30, 2002.  The decrease was primarily due to a reduction in MCF’s bonds payable as a result of an annual principal payment of $7.6 million on July 31, 2003.  Capitalized interest for the three months ended September 30, 2003 and 2002 was approximately $183,000 and $210,000, respectively, and related to the Moshannon Valley Correctional Center.

Minority Interest in Consolidated Special Purpose Entities.  The cumulative losses of MCF exceeded the recorded minority interest of MCF during the first quarter of 2002.  The cumulative losses of the Synthetic Lease Investor exceeded the recorded minority interest of the Synthetic Lease Investor during the third quarter of 2001.  Since the cumulative losses of MCF and the Synthetic Lease Investor exceed the equity which was recorded as minority interest by the Company, the excess losses can no longer be allocated to minority interest in 2002 in the Company’s Consolidated Statements of Operations in 2002.  As a result, future excess losses related to MCF and the Synthetic Lease Investor’s Interests will be reflected in the Company’s Consolidated Statements of Operations.  For the three months ended September 30, 2002, the Company recorded a charge of approximately $0.6 million as a result of a distribution made by MCF to its equity investors.

Income Taxes.  For the three months ended September 30, 2003 and 2002, the Company recognized a provision for income taxes at an estimated effective rate of 41.0%.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Certain comparisons of revenue, expenses and average contract capacity contained herein have been made excluding the effect of the Company’s recently closed New Morgan Academy, pre-opening and start-up expenses and revenue, an accounts receivable allowance charge in the pre-release segment and certain general and administrative expenses, as management believes such comparison increases the reader’s understanding of operating trends.

Revenues.  Revenues decreased 2.4% to $202.3 million for the nine months ended September 30, 2003 from $207.2 million for the nine months ended September 30, 2002.

Adult secure institutional division revenues increased 3.8% to $76.5 million for the nine months ended September 30, 2003 from $73.7 million for the nine months ended September 30, 2002 due primarily to increased occupancy at the Baker Community Correctional Facility, Leo Chesney Community Correctional Facility and the Big Spring Complex.  In the nine months ended September 30, 2002, the Baker and Leo Chesney facilities had a significant reduction in occupancy as these facilities were preparing for potential closure in June 2002.  These contracts were subsequently renewed and the facilities began ramping up occupancy in the third quarter of 2002 but had not reached contract capacity levels until late in the fourth quarter of 2002.  For the nine months ended September 30, 2003 occupancy at these two facilities was at contract capacity levels.  Revenues attributable to the Baker and Leo Chesney Community Correctional Centers were approximately $5.6 million in the nine months ended September 30, 2003 compared to $4.0 million in the nine months ended September 30, 2002.  There were no revenues attributable to start-up operations for the nine months ended September 30, 2003 and 2002.  Average contract occupancy was 99.1% for the nine months ended September 30, 2003 compared to 96.8% for the nine months ended September 30, 2002. The Company has noted increasing pressure from state and local governments to limit increases or even reduce per diem rates.  Many of these governmental entities are under severe budget pressures and the Company anticipates that more of these governmental entities will approach the Company about per diem concessions.

Juvenile division revenues decreased 8.2% to $88.0 million for the nine months ended September 30, 2003 from $95.8 million for the nine months ended September 30, 2002 due primarily to the closure of the New Morgan Academy in the fourth quarter of 2002 offset, in part, by an increase in revenue due to the acquisition of the Jos-Arz Residential Treatment Center management contract in June 2003 and increased occupancy and service hours at various juvenile facilities and programs.  Revenues attributable to the New Morgan Academy were $26,000 in the nine months ended September 30, 2003 as compared to $12.9 million in the nine months ended September 30, 2002. This decrease was offset by a net increase in revenue of approximately $5.1 million as a result of the acquisition of the Jos-Arz Residential Treatment Center management contract in June 2003 and improved occupancy and service hours at various facilities including the Alexander Youth Center, Cornell Abraxas 1 (“A-1”), ACAF, Dauphin Mental Health and the Griffin Juvenile Facility.  Revenues attributable to start-up operations were approximately $621,000 for the nine months ended September 30, 2003 and were attributable to the start-up operations of the Jos-Arz Residential Treatment Center.  Average contract occupancy for the nine months ended September 30, 2003 was 91.3% compared to 90.1% for the nine months ended September 30, 2002.  Excluding the occupancy and contract capacity for the New Morgan Academy in 2002 and 2003 and the start-up activities of the Jos-Arz Residential Treatment Center in 2003, average contract occupancy for the nine months ended September 30, 2003 was 92.7% compared to 92.5% for the nine months ended September 30, 2002.

Pre-release division revenues increased 0.4% to $37.8 million for the nine months ended September 30, 2003 from $37.7 million for the nine months ended September 30, 2002 due to overall improved occupancy throughout the division offset, in part, by the termination of the Santa Barbara Center contract in March 2003 and the Inglewood Men’s Center contract in June 2003.  Revenues attributable to these two facilities were approximately $366,000 and $910,000 for the nine months ended September 30, 2003 and 2002.  There were no revenues attributable to start-up operations for the nine months ended September 30, 2003 and 2002.  Average contract occupancy was 110.6% for the nine months ended September 30, 2003 compared to 109.1% for the nine months ended September 30, 2002.

Operating Expenses.  Operating expenses decreased 2.2% to $156.9 million for the nine months ended September 30, 2003 from $160.5 million for the nine months ended September 30, 2002.

Adult secure institutional division operating expenses increased 3.9% to $54.2 million for the nine months ended September 30, 2003 from $52.2 million for the nine months ended September 30, 2002 due primarily to increased staffing and other services due to increased occupancy at the Baker Community Correctional Facility, Leo Chesney Community Correctional Facility and the Big Spring Complex.  As a percentage of segment revenues, adult secure institutional division operating expenses were 70.9% for the nine months ended September 30, 2003 compared to 70.8% for the nine months ended September 30, 2002.

Juvenile division operating expenses decreased 6.6% to $74.8 million for the nine months ended September 30, 2003 from $80.1 million for the nine months ended September 30, 2002 due primarily to the closure of the New Morgan Academy in the fourth quarter of 2002 offset, in part, by increased occupancy and service hours at various juvenile facilities.  Operating expenses for the New Morgan Academy were approximately $1.4 million in the nine months ended September 30, 2003 compared to $10.9 million in the nine months ended September 30, 2002.  Excluding the New Morgan Academy’s operating expenses in both periods, juvenile division operating expenses increased 6.2%, or $4.3 million, due to increased staffing and other services as a result of increased occupancy and service hours at various facilities and programs including the Alexander Youth Center, A-1, ACAF, Dauphin Mental Health, and the Griffin Juvenile Facility.  Excluding start-up operations in 2003 and the operations of the New Morgan Academy in 2003 and 2002, juvenile division operating expenses, as a percentage of segment revenues, were 83.6% and 83.5%, respectively.

Pre-release division operating expenses increased 3.0% to $28.9 million for the nine months ended September 30, 2003 from $28.1 million for the nine months ended September 30, 2002 due primarily to  increased staffing and other services due to increased occupancy throughout the division offset, in part, by a decrease in expenses as a result of the termination of the Santa Barbara contract in March 2003 and the Inglewood Men’s Center contract in June 2003.  Operating expenses for these two facilities were approximately $522,000 for the nine months ended September 30, 2003 compared to $900,000 for the same period of 2002.  As a percentage of segment revenues, operating expenses were 76.5% for the nine months ended September 30, 2003 compared to 74.6% for the nine months ended September 30, 2002.  The decline in the 2003 operating margin was due primarily to increased employee insurance costs under the Company’s self-insured plan, increased legal and professional expenses at certain facilities and a charge to bad debt expense of approximately $230,000 to provide allowance for certain insurance and medicaid receivables in the nine months ended September 30, 2003.

Pre-Opening and Start-up Expenses.  Pre-opening and start-up expenses for the nine months ended September 30, 2003 were approximately $1.5 million and were attributable to the pre-opening and start-up operations of the Bernalillo Regional Correctional Center, the Texas Adolescent Center and the Jos-Arz Residential Treatment Center.  There were no pre-opening and start-up expenses for the nine months ended September 30, 2002.

Depreciation and Amortization.  Depreciation and amortization was $7.7 million for the nine months ended September 30, 2003 compared to $7.3 million for the nine months ended September 30, 2002.  The increase in depreciation and amortization expense was due to depreciation and amortization related to current year property and equipment purchases.  Amortization of intangibles was approximately $659,000 for the nine months ended September 30, 2003 and 2002.

General and Administrative Expenses.  General and administrative expenses decreased 22.0% to $13.4 million for the nine months ended September 30, 2003 from $17.2 million for the nine months ended September 30, 2002.  Included in the general and administrative expenses for the nine months ended September 30, 2003 were costs of approximately $580,000 for site acquisition costs and legal expenses primarily associated with the Company’s increased development activity and a charge related to the deferred compensation plan.  General and administrative expenses for the nine months ended September 30, 2002 included (1) a charge of approximately $1.9 million for legal and professional fees related to the special committee review and restatement of the Company’s financial statements and for defense of the Company’s shareholder litigation, (2) a charge of approximately $1.0 million for the write-off of deferred project financing costs associated with the BOP Southeast project and (3) a charge of approximately $1.3 million for the settlement of a management contract with the Company’s former president who resigned his position in September 2002.  Excluding the above charges from the applicable 2003 and 2002 periods, general and administrative expenses decreased 1.3% from the same period of the prior year due primarily to cost management strategies implemented by management in late 2002.  The majority of these savings were realized from a reduction in personnel and related costs.  Management expects general and administrative expenses to increase over the remaining quarter of 2003 as certain open positions are filled and professional and other costs are incurred related to compliance with the Sarbanes-Oxley Act of 2002.

Interest.  Interest expense, net of interest income, decreased to $13.2 million for the nine months ended September 30, 2003 from $14.2 million for the nine months ended September 30, 2002.  For the nine months ended September 30, 2002, interest expense includes approximately $825,000 for lenders’ fees and related professional fees incurred to obtain certain waivers and amendments to the Company’s credit agreement obtained in conjunction with the restatement of the Company’s financial statements.  Additionally, interest expense decreased as a result of a reduction in the MCF bond payable due to an annual principal payment of $7.6 million on July 31, 2003.  Capitalized interest for the nine months ended September 30, 2003 and 2002 was approximately $567,000 and $619,000, respectively, and related to the Moshannon Valley Correctional Center.

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

Income Taxes.  For the nine months ended September 30, 2003 and 2002, the Company recognized a provision for income taxes at an estimated effective rate of 41.0%.

Cumulative Effect of Change in Accounting Principle.  The Company recorded a cumulative effect of a change in accounting principle charge of $965,000, net of tax, in the nine months ended September 30, 2002 related to the impairment of certain goodwill that arose from an acquisition made in November 1999.

Liquidity and Capital Resources

General.  The Company’s primary capital requirements have generally been and are expected to be for (1) construction or purchase of new facilities, (2) expansions of existing facilities, (3) working capital, (4) pre-opening and start-up costs related to new operating contracts, (5) acquisitions, and (6) information systems hardware and software.  Working capital requirements generally increase immediately prior to the Company commencing management of a new facility as the Company incurs start-up costs and purchases necessary equipment and supplies before facility management revenue is realized.

Contractual Obligations and Commercial Commitments.  The Company has assumed various financial obligations and commitments in the ordinary course of conducting its business.  The Company has contractual obligations requiring future cash payments under its existing contractual arrangements, such as management, consultative and non-competition agreements.

The Company maintains operating leases in the ordinary course of its business activities.  These leases include those for operating facilities, office space and office and operating equipment, and the terms of the agreements vary from 2003 until 2075.  As of September 30, 2003, the Company’s total commitment under these operating leases was approximately $40.8 million.

The following table details the Company’s known future cash payments (on an undiscounted basis) related to various contractual obligations as of September 30, 2003 (in thousands):

	Payments Due by Period
	Total	Remainder of 2003	2004 - 2005	2006 - 2007	Thereafter

Contractual Obligations:
Long-term debt
- MCF Bonds	$183,000	$—	$17,300	$20,200	$145,500
- Synthetic Lease Investor Notes A and B	49,894	—	49,894	—	—
- Cornell Companies, Inc. Revolving Line of Credit	10,000	—	10,000	—	—
Capital lease obligations - Cornell Companies, Inc.	12	12	—	—	—

Operating leases	40,755	1,578	8,635	6,524	24,018
Consultative and non-competition agreements	1,100	105	720	275	—
Total contractual cash obligations	$284,761	$1,695	$86,549	$26,999	$169,518

The Company enters into letters of credit in the ordinary course of its operating and financing activities.  As of September 30, 2003, the Company had outstanding letters of credit of $5.1 million related to insurance and other operating activities.  The following table details the Company’s letter of credit commitments as of September 30, 2003 (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 Year	Over 1-3 Years	4-5 Years	5 Years

Commercial Commitments:
Standby letters of credit	$5,108	$5,108	$—	$—	$—

Long-Term Credit Facilities. The Company’s 2000 Credit Facility, as amended, has two components - a revolving credit facility and a synthetic lease.  The credit facility includes the following characteristics, several of which are discussed in more detail in the Notes to the table below:

(i)                                     provides for borrowings of up to $37.0 million(1) at September 30, 2003 under a revolving line of credit;

(ii)                                  matures in July 2005;

(iii)                               bears interest, at the election of the Company, at either the prime rate plus a margin of 2.0%, or a rate which is 3.0% above the applicable LIBOR rate;

(iv)                              is collateralized by substantially all of the Company’s assets, including the stock of all of the Company’s subsidiaries;

(v)                                 does not permit the payment of cash dividends;

(vi)                              requires the Company to comply with certain leverage, net worth and debt service coverage covenants(2);

(vii)                           limits the Company’s ability to repurchase its common stock(3); and

(viii)                        restricts the Company’s ability to use cash that serves as part of the collateral for the  loan(4).

(1)           Originally $45.0 million, the maximum loan amount has been reduced quarterly as scheduled and is further reduced by outstanding letters of credit ($5.1 million at September 30, 2003). As of September 30, 2003, the Company had outstanding borrowings of $10 .0 million and $21.9 million of remaining available commitment under its revolving line of credit.

(2)           Due to the consolidation, for financial reporting purposes, of MCF as of August 14, 2001, the Company was not in compliance with certain leverage ratio covenants.  On April 5, 2002, the 2000 Credit Facility was amended to waive such non-compliance and to revise the covenants to levels that accommodate the Company’s consolidation of special purpose entities in its financial statements.  As a result of this waiver and amendment, the Company recognized a pre-tax charge to interest expense of approximately $825,000 during the first quarter of 2002 for lender and other professional fees.

Additionally, the Company has obtained a waiver from the lenders under the amended 2000 Credit Facility regarding the pending contractual default for the Moshannon Valley Correctional Center’s construction delay (see Note 7).  This waiver is effective through October 31, 2004.

(3)                 The Company is limited to $2.5 million annually for the repurchase of its common stock with an aggregate limit of $7.5 million.

(4)                 Included in the Company’s cash and cash equivalents at September 30, 2003 is approximately $39.7 million that is invested in a separate account that is available to the Company for investment purposes or working capital with the approval of the lenders under the amended 2000 Credit Facility.  The lenders could limit the Company’s ability to use such funds.  This separate account is maintained, in part, to assure future credit availability.

Additionally, the amended 2000 Credit Facility provides the Company with the ability to enter into synthetic lease agreements for the acquisition or development of operating facilities.  This synthetic lease financing arrangement provides for funding to the lessor under the operating leases of up to $96.5 million, of which approximately $51.7 million had been utilized as of September 30, 2003.  The Company pays commitment fees at a rate of 0.5% annually for the unused portion of the synthetic lease financing capacity.

The synthetic lease financing arrangement includes a component of equity capitalization equal to 3.5% of the aggregate projects’ costs that is funded by the owner/lessor of the properties (“Synthetic Lease Investor”).  The Synthetic Lease Investor’s equity investment was reported as minority interest in consolidated special purpose entities in the Company’s consolidated financial statements.  The cumulative losses of the Synthetic Lease Investor exceeded the recorded minority interest of the Synthetic Lease Investor in 2001, therefore there is currently no minority interest balance as of September 30, 2003.  Upon a refinancing or extinguishment of the synthetic lease obligations the Company will incur a charge to the extent of the amount of the Synthetic Lease Investor’s equity investment.  As of September 30, 2003, the amount of the Synthetic Lease Investor’s equity investment was approximately $1.8 million.

Cash Flows From Operating Activities.  Cash flows provided by operating activities were approximately $8.6 million for the nine months ended September 30, 2003 compared to approximately $0.3 million for the nine months ended September 30, 2002.  The increase is primarily attributable to increased earnings and working capital changes.

Cash Flows From Investing Activities.  Cash used in investing activities was approximately $25.4 million for the nine months ended September 30, 2003 and included capital expenditures of approximately $15.6 million that included the repurchase of furniture, fixtures and equipment under the 1999 Sale and Leaseback Transaction, the purchase and renovation of the Texas Adolescent Center, various facility improvements and/or expansions, information technology and software development costs.  Additionally, the Company funded $12.9 million into an escrow account for the purchase price of the real property for the Southern Peaks Regional Treatment Center and made a deposit of $1.0 million into an escrow account for a non-compete agreement related to the Jos-Arz Residential Treatment Center management contract.  There were cash inflows of $4.2 million for amounts withdrawn from the restricted debt payment account for debt service payments on the MCF Bonds, net of deposit payments to the restricted debt payment account.  Cash used in investing activities was approximately $4.3 million for the nine months ended September 30, 2002 primarily due to capital expenditures of approximately $9.3 million offset, in part, by amounts withdrawn from the restricted debt payment account for debt service payments on the MCF Bonds, net of borrowings under the revolving line of credit net of deposit payments to the restricted debt payment account.

Cash Flows From Financing Activities.  Cash provided by financing activities was approximately $4.6 million for the nine months ended September 30, 2003 due primarily to net proceeds from borrowings under the revolving line of credit of approximately $10.0 million and proceeds from stock option exercises of  approximately $2.4 million offset, in part, by repayment of $7.6 million of MCF Bond principal and purchases of approximately $0.7 million of treasury shares.  Cash used in the financing activities for the nine months ended September 30, 2002 was approximately $6.7 million due primarily to repayment of $6.8 million of MCF Bond principal and proceeds from stock option exercises of approximately $0.8 million offset, in part, by cash used for treasury stock purchases of $1.4 million.

Treasury Stock/Repurchases.  As of January 1, 2003, the Company could purchase approximately $2.1 million of its common stock as permitted under the terms of the amended 2000 Credit Facility.  The Company purchased in the open market 67,500 shares of its common stock for approximately $0.7 million during the nine months ended September 30, 2003.  Accordingly, the Company can purchase approximately $1.4 million of shares during the remaining term of the amended 2000 Credit Facility.

New Morgan Academy.  The Company closed the New Morgan Academy in the fourth quarter of 2002 and is currently considering several options ranging from the sale or lease of the facility to utilization of the facility for another type of program.  The Company is using a small staff to maintain the facility while the Company considers its options for the use of the facility.

The carrying value of the property and equipment at the New Morgan Academy was approximately $30.7 million at September 30, 2003.  Currently, management of the Company believes that its long-lived assets at the New Morgan Academy are recoverable either from the cash flows of an alternative program operating at the facility or upon the sale or lease of the facility to a third party, and accordingly, pursuant to the provisions of SFAS No. 144, an impairment provision is not deemed necessary as of September 30, 2003.  However, management estimates that, were the Company to sell the facility, it is reasonably possible that the Company may not be able to fully recover the carrying value of its long-lived assets for this facility.

New Facilities and Project Under Development.  In January 2003, the Company executed a five year lease for the Bernalillo Regional Correctional Center in Albuquerque, New Mexico.  The facility, which has been vacated by the County in favor of a new jail, is expected to be remodeled by the Company and used to provide adult secure confinement for a wide array of government agencies that have demonstrated a need for additional bed space.  The facility added approximately 1,000 beds to the Company’s current service capacity.  The lease was approved by the New Mexico State Board of Finance in October 2003 and requires monthly rental payments of approximately $113,000 for the first four years of the lease and $130,000 for the last year of the lease.

In May 2003, the Company acquired a building in San Antonio, Texas for approximately $2.1 million in cash.  The Company renovated this 121 bed residential juvenile facility called the Texas Adolescent Center at a cost of approximately $2.0 million and the facility became operational in the fourth quarter of 2003.

In June 2003, the Company entered into an agreement with a developer to purchase a 160 bed residential treatment center for juveniles upon completion of construction of the facility by the developer.  This facility is named the Southern Peaks Regional Treatment Center and is located near Canon City, Colorado.  In August 2003, the Company funded $12.9 million into an escrow account for the purchase price of the real property.

In March 2003, the Company reached an agreement with the Commonwealth of Pennsylvania that resolved all outstanding administrative issues relative to the contract awarded to the Company by the Federal Bureau of Prisons (“BOP”) to operate the Moshannon Valley Correctional Center.  In October 2003, the Company received final approval from the BOP of a revised building design for the Moshannon Valley Correctional Center.  Construction plans are being developed for the new design and work is expected to begin in early spring 2004.  In the interim, the Company will negotiate a contract amendment with the BOP that will accommodate the revised facility design, and update the contract for changes since it was orignially signed.  If and when an amendment to the contract with the BOP is negotiated, this agreement will allow the Company to move forward with the construction and operation of the facility.

As of September 30, 2003, the Company had incurred approximately $16.8 million for construction and land development costs and capitalized interest related to the Moshannon Valley Correctional Center contract.  The Company is in the process of submitting a claim to the BOP for reimbursement costs related to the original construction efforts incurred beginning in 1999.  The Company estimates additional capital investment of approximately $74 million to complete construction of the facility, which amount does not include the amount of prior construction costs to be reimbursed by the BOP which are yet to be determined.  Financing of the facility is subject to re-approval of the project by the lenders under the Company’s amended 2000 Credit Facility and agreement by such lenders to amend certain financial covenants and provisions of the amended 2000 Credit Facility.  In the event the Company’s lenders are unwilling to re-approve the project or to adopt the necessary amendments, or if the Company’s cash and current financing arrangements do not provide sufficient financing to fund construction costs related to the project, the Company anticipates needing to obtain additional sources of financing.

According to the BOP contract, as amended, the Company is required to complete the construction of the project by January 15, 2004.  The Company does not anticipate completing construction by that date and anticipates obtaining another long-term contract amendment from the BOP extending the construction deadline.  In the event the Company is not able to negotiate a contract amendment with the BOP, then the BOP may have the right to assert that the Company has not completed construction of the facility within the time frame provided in the BOP contract, as amended.  Management expects that the contract will be amended to address cost and construction timing matters resulting from the extended delay.  In the event that the BOP decides not to continue with the construction of the Moshannon Valley Correctional Center and terminates the contract, management believes that the Company has the right to and will recover its invested costs.  In the event any portion of these costs are determined not to be recoverable upon contract termination by the BOP, such costs would be expensed.

At September 30, 2003, accounts receivable include costs totaling approximately $1.4 million for direct costs incurred by the Company since the issuance of the Stop-Work Order in June 1999 for payroll and other operating costs related to the Moshannon Valley Correctional Center.  These costs were incurred with the understanding that such costs would be reimbursed by the BOP.  Although no formal written agreement exists, management believes that these costs will be reimbursed by the BOP in the near term.  In the event any portion of these costs are not reimbursed, such costs will be expensed in the period such determination is made.

Future Liquidity.  Management believes that the Company’s cash and the cash flows generated from operations, together with the credit available under the amended 2000 Credit Facility and the operating lease capacity thereunder, will provide sufficient liquidity to meet the Company’s capital and working capital requirements for its committed development projects and currently awarded contracts.  To the extent the Company’s cash and current financing arrangements do not provide sufficient financing to fund costs related to future contract awards, acquisitions or significant facility expansions, the Company anticipates obtaining additional sources of financing to fund such activities.  However, there can be no assurance that such financing will be available or will be available on terms favorable to the Company.

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

Interest Rate Exposure

The Company’s exposure to changes in interest rates primarily results from its long-term debt with both fixed and floating interest rates.  The debt on the Company’s consolidated financial statements with fixed interest rates consists of the 8.47% Bonds issued by MCF in August 2001 in connection with the 2001 Sale and Leaseback Transaction.  At September 30, 2003, approximately 24.7% ($59.9 million of debt outstanding to the Synthetic Lease Investor and the amended 2000 Credit Facility) of the Company’s consolidated long-term debt was subject to variable interest rates.  The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $150,000 and $450,000 for the three and nine months ended September 30, 2003.  At September 30, 2003, the fair value of the Company’s consolidated fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

Forward Looking Statement Disclaimer

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, (1) the outcomes of pending putative class action shareholder and derivative lawsuits, and related insurance coverage, (2) the outcome of the pending SEC investigation, (3) risks associated with acquisitions and the integration thereof (including the ability to achieve administrative and operating cost savings and anticipated synergies), (4) the timing and costs of the opening of new programs and facilities or the expansions of existing facilities, (5) changes in governmental policy and/or funding to discontinue or not renew existing arrangements or to eliminate or discourage the privatization of correctional, detention and pre-release services in the United States, (6) the availability of debt and equity financing on terms that are favorable to the Company, (7) fluctuations in operating results because of occupancy, competition (including competition from two competitors that are substantially larger than the Company), increases in cost of operations, fluctuations in interest rates and risks of operations, (8) significant charges to expense of deferred costs associated with financing and other projects in development if management determines that one or more of such projects is unlikely to be successfully concluded, (9) results from alternative deployment or sale of facilities such as the New Morgan Academy and (10) the Company’s ability to negotiate a contract amendment with the BOP related to the Moshannon Valley Correctional Center.

ITEM 4.                   Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and as required by paragraph (b) of Rules 13a-15 and 15d-15(e) of the Exchange Act, as of the end of our third fiscal quarter of 2003.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective as of that date.

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

PART II                             OTHER INFORMATION

ITEM 1.                               Legal Proceedings

In March and April 2002, the Company, Steven W. Logan (the Company’s former President and Chief Executive Officer), and John L. Hendrix (the Company’s Chief Financial Officer), were named as defendants in four federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division.  The aforementioned lawsuits were putative class action lawsuits brought on behalf of all purchasers of the Company’s common stock between March 6, 2001 and March 5, 2002 and relate to the Company’s restatement in 2002 of certain financial statements.  The lawsuits involved disclosures made concerning two prior transactions executed by the Company: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction.  These four lawsuits were consolidated into the Graydon Williams action and  Flyline Partners, LP was appointed lead plaintiff.  As a result, a consolidated complaint was filed by Flyline Partners, LP.  Richard Picard and Anthony Scolaro were also named as plaintiffs.  Since then, the court has allowed plaintiff to file an amended consolidated complaint.  The amended consolidated complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933 (“the Securities Act”) and/or Section 15 of the Securities Act.  The amended consolidated complaint seeks, among other things, restitution damages, compensatory damages, rescission or a rescissory measure of damages, costs, expenses, attorneys’ fees and expert fees.  A motion to dismiss is currently pending.

In March 2002, the Company, its directors, and its former independent auditor Arthur Andersen LLP, were sued in a derivative action styled as William Williams, Derivatively and on Behalf of Nominal Defendant Cornell Companies, Inc. v. Anthony R. Chase, et al., No. 2002-15614, in the 127th Judicial District Court of Harris County, Texas.  The lawsuit relates to the Company’s restatement in 2002 of certain financial statements.  The lawsuit alleges breaches of fiduciary duty by all of the individual defendants and asserts breach of contract and professional negligence claims only against Arthur Andersen LLP.

In May and June 2002, the Company and its directors were sued in three other derivative lawsuits styled as follows: (1) Juan Guitierrez, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1812, in the United Stated District Court for the Southern District of Texas, Houston Division;

(2) Thomas Pagano, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1896, in the United Stated District Court for the Southern District of Texas, Houston Division; and (3) Jesse Menning, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. 2002-28924, in the 164th Judicial District Court of Harris County, Texas.  The lawsuit relates to the Company’s restatement in 2002 of certain financial statements.  These lawsuits all allege breaches of fiduciary duty and waste of corporate assets by all of the defendants.  A motion to dismiss the Guitierrez and Pagano lawsuits was filed.  The court dismissed the Pagano action as duplicative of the Guitierrez action.  The motion to dismiss the Guitierrez action is still pending.  The Menning action has been dismissed, but with an agreement that the plaintiff’s claims as to Cornell are tolled until 30 days following the final resolution of the  Guitierrez case, including any appeals.

The plaintiffs in these cases have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty.  However, the Company believes it has good defenses and intends to vigorously defend against the claims asserted in these actions.

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

SEC Investigation

Following the restatement of the Company's 2001 financial statements in 2002, the SEC initiated an investigation into the circumstances leading to this restatement.  Following the SEC’s initial inquiry in 2002 the SEC made no further inquiry with respect to the investigation until July 2003.  Since July 2003, the Company has received additional information requests from the SEC.  The Company has cooperated, and intends to continue to fully cooperate with the SEC’s investigation.

Depending on the scope, timing and result of the SEC investigation, management’s attention and the Company’s resources could be diverted from operations, which could adversely affect the Company’s operating results and contribute to future stock price volatility.  The SEC investigation could also require that we take other actions not currently contemplated.  In addition, the SEC investigation or its outcome may increase the costs of defending or resolving current litigation.

The SEC has not given us any indication as to the outcome of its investigation.  If the SEC makes a determination adverse to the Company, the Company and its officers and directors may face penalties, including, but not limited to, monetary fines and injunctive relief.  In addition, in the event of an adverse determination by the SEC against the Company or its officers or directors, federal and/or state agencies may be reluctant to enter into or prohibited from entering into contracts for the Company’s services.  Any such reaction from the Company’s customer base could have a material adverse effect on its business.

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

31.1         Section 302 Certification of Chief Executive Officer

31.2         Section 302 Certification of Chief Financial Officer

32.1         Section 906 Certification of Chief Executive Officer

32.2         Section 906 Certification of Chief Financial Officer

b.    Reports on Form 8-K

The Company furnished a Current Report on From 8-K dated July 31, 2003 with a press release announcing its financial results for the second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNELL COMPANIES, INC.

Date:	November 14, 2003	By:	/s/ Harry J. Phillips, Jr.
HARRY J. PHILLIPS, JR.
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	November 14, 2003	By:	/s/ John L. Hendrix
JOHN L. HENDRIX
Executive Vice President and Chief Financial Officer (Principal Financial Officer)