Form 10-K
period 2003-12-31
CORNELL COMPANIES INC
filed 2004-03-15
CIK 1016152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2003	Commission File Number 1-14472

CORNELL COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0433642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 West Loop South, Suite 1500, Houston, Texas	77027
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:	(713) 623-0790

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Stock Exchange
Common Stock, $.001 par value per share Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

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

Yes  ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be not contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☒     No   ☐

At February 27, 2004, Registrant had outstanding 13,198,012 shares of its common stock.  The aggregate market value of the Registrant’s voting stock held by non-affiliates as of June 30, 2003 was approximately $193,517,588 based on the closing price of $15.14 per share as reported on the New York Stock Exchange.

Documents Incorporated by Reference

Portions of the Proxy Statement for 2004 Annual Meeting of Stockholders.	Part III

PART I

BUSINESS

Company Overview

Cornell Companies, Inc. (the “Company”) is a leading provider of corrections, treatment and educational services outsourced by federal, state and local government agencies.  The Company provides a diversified portfolio of services for adults and juveniles through three operating divisions, which are also its reportable segments: (1) adult secure institutional services; (2) residential and community-based juvenile justice, educational and treatment services; and (3) adult community-based corrections and treatment services. The Company is the successor of several entities that began offering services at various times.  The adult secure service line began in 1984, while the juvenile operations commenced in 1973. In 1974, the Company began to offer adult community-based corrections and behavioral health treatment services.

The Company’s services include incarceration and detention, transition from incarceration, drug and alcohol treatment programs, behavioral rehabilitation and treatment, and grades 3-12 education.  The Company currently has 66 facilities operating in14 states and the District of Columbia. Additionally, the Company has four facilities currently under development or construction.  As of December 31, 2003, the Company’s total available facility service capacity was 16,514.  The Company’s facility service capacity is comprised of the number of beds currently available for service or available upon completion of construction or renovation of residential facilities and the average program capacity of non-residential community-based programs.

Additional information on the Company can be found on its web site, www.cornellcompanies.com.  The Company makes available on its website and upon request free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practical after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).  Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or at the SEC’s web site, www.sec.gov.

The Private Adult and Juvenile Corrections and Treatment Services Industry

Correctional, detention, treatment and behavioral health services for both adults and juveniles are essential government services. In the United States, as the incarcerated and sentenced populations of both adults and juveniles continue to rise, and as federal, state and local governments face continuing pressures to control costs and improve service quality, there is a growing trend toward outsourcing essential government services and functions.

Private correctional services companies offer the same range of services that governments have historically provided to house and care for the needs of adult offenders.  They include facility design, construction management, healthcare and food, security, transportation, education and rehabilitative programming. Governments engaging private companies typically receive these services at a lower cost than the public authority could provide.  Although outsourcing has historically faced opposition in the U.S., public and government acceptance has increased as standards of service improve and cost-savings are documented. During the fiscal budget tightening of 2003, several studies including “Corrections Privatization Generates Savings and Better Service”, which was conducted by the Rio Grande Foundation, indicated that private prisons not only save money for government entities, but also help contain cost increases of state departments that provided similar services.

Several states began evaluating the benefit of privatizing services that have been designated to treat the special needs and requirements of offender populations.  Some states, as well as the federal government, have also identified other services for private management, such as geriatric and behavioral health offender populations.

Outsourcing has a longer history in the juvenile justice educational and treatment services, and adult community-based corrections sectors of the industry.  Increasing steadily over the past 50 years, states, counties and local governments have used both for-profit and not-for-profit organizations to meet the needs of troubled youth and adults reintegrating into society after a time in residential treatment or prison.

Recently, governments have sought alternatives to the ever-increasing cost of incarceration for offenders who are non-violent and need treatment, education and rehabilitation.  Adult community-based reentry programs as well as education, substance abuse and behavioral health programs that can successfully divert an offender from prison are highly valued by the government.

Demand for Adult Secure Institutional Services

During the past year, states have seen available adult secure bed space rapidly decrease due in part to surging incarcerated and sentenced populations, and states have not built new capacity to meet the system demand.  According to the US Department of Justice, Bureau of Justice Statistics (BJS), the federal government and many states continue to operate at or over capacity, and most facilities are outdated. In 2002, the nation’s prison population was up 2.6%, the largest growth rate in three years.  As a result of the recent growth, many states are now facing severe corrections budget crises.  For example, Arizona called a special session to address corrections overcrowding issues in late 2003.  Corrections will also be under scrutiny in California, where the focus of state funding may shift to allow treatment and adult community-based corrections opportunities for private providers.

The federal corrections system continues to operate over-capacity.  The BJS reports the Federal Bureau of Prisons operated at 133.0% over capacity in 2002, the last full year data is available.  The federal system continues to grow at high rates, becoming the largest prison system during 2002. The federal budget states, “The Bureau of Prisons is one of the fastest-growing arms of the federal government.  In 1980, the bureau’s budget was $330.0 million, and there were 24,000 offenders in 44 prisons. In 2002, the budget was $4.6 billion, and there were 102 prisons.” Funding for the Federal Bureau of Prisons (BOP) has doubled in the past decade and now accounts for over 28.0% of the Department of Justice’s total budget.

The solution proposed by the current administration includes continuing its initiative to use the private sector as a means of accommodating the growing federal system population.  Some years ago, the BOP committed to contracting out bedspace for certain low/minimum-security offenders.  According to the BJS, at year end 2002 private facilities house over 12.4% of federal offenders. Just 1.5 % of federal offenders were housed in non-BOP facilities 20 years ago.  The BOP continues to contract bedspace for offender populations, and their 2003 budget identifies the need for increased reliance on those beds for low/minimum/special category offenders.

Due to these statistics, Company management continues to believe that targeted strategic development efforts offering solutions for overcrowded prison systems will offer long-term growth opportunities for the Company.

Private corrections management has grown at a compound annual growth rate of 17.0% since 1995 and additional growth appears ahead.  According to the BJS, the total number of prisoners under the jurisdiction of federal or state adult correctional authorities was 1,440,655 at year-end 2002.  Overall, the United States incarcerated 2,166,260 persons at year-end 2002, including populations held in local jails and other facilities. During 2002, states added 30,088 prisoners, and the federal prison system added 6,535 prisoners. Of these offenders, the BJS reports that privately operated facilities housed 93,771 offenders (5.8% of state and 12.4% of federal offenders) and local jails housed 71,256 state and federal offenders (4.9% of all prisoners).

The American Correctional Association continues to report that the adult prison management industry (encompassing federal, state and local jails) spent over $50.0 billion in 2002 to house its incarcerated population. Industry wide, jail expenditures are expected to increase at least 8.0% annually for the next few years, which is creating a growth opportunity for the Company in publicly run facilities that can benefit from the Company’s management.

Demand for Juvenile Justice, Educational and Treatment Services

The juvenile services industry, including detention, education and treatment is estimated to spend over $8 billion in 2003 and consists of at least 108,000 secure residential and detention beds.  The treatment and educational components of the juvenile corrections industry are estimated to be far larger.  This market segment is fragmented, with several thousand providers across the country, most of which are small and operate in a specific geographic area.  Many states have programs and services that are regularly put out for competitive bids.  Generally, contract renewals for juvenile services are competitive, enabling the Company to continue to vie for business in new markets.

The juvenile services industry has expanded rapidly in recent years as the need for at-risk and adjudicated youth services has risen.  The at-risk juvenile population is expected to increase to 46 million by 2010, a 7.0% increase that will further test industry capacity.  According to the American Correctional Association’s Directory of Adult and Juvenile Correctional Departments, Institutions, Agencies and Probation and Parole Authorities, spending for the provision of juvenile services has increased at a compound annual growth rate of almost 20.0% from 1993 to 2002.

Demand for Adult Community-Based Corrections and Treatment Services

Expenditures in the adult community-based correctional and treatment services industry were estimated at $4.0 billion in 2002 and consist of approximately 50,000 residential beds.  This market segment is extremely fragmented, with several thousand providers across the country, most of which are small and operate in a specified geographic area.

Similar to the adult secure institutional and the juvenile services industries, the area of adult community-based corrections and treatment services has experienced substantial growth.  This is not unexpected, since most incarcerated individuals eventually pass into the community-based or parole programs subsequent to their secure incarceration.  Based on statistics currently available, since 1990 the number of parolees increased from 531,407 to 753,141 as of December 31, 2002, a compound annual growth rate of approximately 3.0%.  During the same period, the number of individuals on probation increased from approximately 2.7 million to 3.9 million, a compound annual growth rate of approximately 3.5%.  The probation and parole populations represent approximately 70.0% of the total number of adults under correctional supervision in the United States.

Company Operations

Pursuant to the terms of its management contracts, the Company is responsible for the overall operation of its facilities, including staff recruitment, general facility administration, security and supervision of the offenders or clients, and building maintenance.  The Company also provides a variety of rehabilitative and educational programs as prescribed by the contract.

The Company provides this diversified portfolio of essential services for adults and juveniles through three operating divisions: (1) adult secure institutional services; (2) residential and community-based juvenile justice, educational and treatment services; and (3) adult community-based corrections and treatment services.

Adult Secure Institutional Services Division

The Company’s adult secure institutional services division provides medium and low-security incarceration services.  This division ensures public safety through the operation of a secure environment.  Additionally, offenders are provided with a variety of programs and services geared toward a successful return to the community and a subsequent reduction in recidivism.

As of December 31, 2003, the Company operated seven facilities with an aggregate service capacity of 5,917 that provide secure services for incarcerated adults.  The services offered within the Company’s adult secure institutional services division include:

•      low to maximum security incarceration;

•      integrated facility development and operational services;

•      state-of-the-art correctional technology, including electronic controls and surveillance equipment;

•      basic education, such as preparation and testing for the high school general equivalency diploma (GED), English as a second language (ESL) classes, and Adult Basic Education (ABE);

•      medical, dental, vision, behavioral health and psychiatric services;

•      individual and group counseling;

•      substance abuse treatment, including detoxification, testing, counseling, 12-step programs and relapse prevention services;

•      life skills training, including proper hygiene, personal finance and parenting skills;

•      religious opportunities and culturally sensitive programs;

•      food services; and

•      recreational activities, such as exercise programs, hobby and craft, and leisure opportunities.

Juvenile Justice, Educational and Treatment Services Division

The Company’s juvenile division provides residential, community-based, behavioral health and alternative education programs to youth, typically between the ages of 10 and 17.  Juvenile justice, educational and treatment services consist primarily of specially-designed programs that lead to rehabilitation while providing public safety and holding youths accountable for their decisions and behavior.  In addition to the meaningful treatment options, the programs also develop continuing care/after-care plans that help juveniles re-integrate back into their home communities and reduce the likelihood of re-offending.

The Company operates its juvenile programs within a balanced and restorative justice model.  The basic philosophy is that merely serving time in an institution does not relieve juvenile offenders of the obligation to repay their victims and that incarceration alone does not compensate for the societal impact of crimes.  The use of a balanced approach gives equal emphasis to accountability, competency development and community protection.

The Company offers programs to meet the multiple needs of troubled juveniles.  At December 31, 2003, the Company operated 23 residential facilities and 15 non-residential community-based programs with an aggregate service capacity of  4,336.

In addition, the Company operated the Leadership Academy A Challenge To Succeed program under the terms of a unique partnership with the Harrisburg School District in Dauphin County, Pennsylvania.  “At-risk” students who have posed behavioral or other problems within the normal school environment are assigned to the Academy.  At the school, teachers from the school district provide curriculum instruction while a trained staff of counselors and administrators provide truancy management, security and an array of social services that deal with the core issues causing the “at risk” status or poor behavior.  These services, referred to by the Company as wrap services, often involve home visits and family counseling.

The services offered within the Company’s juvenile justice, educational and treatment services division include:

•      diverse treatment settings, including those that are physically-secure, staff-secure and community-based;

•      specialized treatment for unique populations, including females, drug sellers, sex offenders, fire setters and families;

•      wilderness training programs and nationally accredited ropes course challenges;

•      individualized treatment planning and case management;

•      individual, group and family counseling and therapy, cognitive behavior therapy and stress and anger management;

•      substance abuse treatment and relapse prevention and education;

•      life skills training, such as proper hygiene, personal finance and parenting skills;

•      mental health wrap programs;

•      accredited alternative and special education programs;

•      employment training and assistance;

•      medical, dental, behavioral health and psychiatric services; and

•      recreational activities, such as exercise programs, hobby and craft, and leisure opportunities.

Adult Community-Based Corrections and Treatment Services Division

The Company’s adult community-based corrections and treatment services division serves individuals who have been granted parole or sentenced to probation.  Probationers (individuals sentenced for an offense without incarceration) and parolees (individuals released prior to the completion of their sentence) are typically placed in community-based correctional settings.  These individuals usually spend three to nine months in a community-based correctional facility until they are prepared to re-enter society.

The adult community-based corrections facilities provide an alternative to incarceration and a focus on transitioning offenders from a correctional facility back into society.  Through a system of education, employment training, treatment, monitoring and accountability, residents are given the necessary tools to make positive life choices that can reduce the incidence of recidivism.  Programs include minimum-security residential settings, home confinement and day reporting.

As of December 31, 2003, the Company operated 14 adult community-based residential facilities and seven non-residential community-based programs with an aggregate service capacity of 3,794.

The services offered within the Company’s adult community-based corrections and treatment services division include:

•      minimum-security and staff-secure residential services;

•      home confinement and electronic monitoring;

•      employment training and assistance, such as preparing for, securing and maintaining employment;

•      education, including preparation and testing for the GED, ABE, computer courses, college-level courses and use of libraries;

•      vocational training, such as the culinary arts and construction;

•      individual, group and family counseling and therapy, cognitive behavior therapy and stress and anger management;

•      substance-abuse treatment, including detoxification, testing, counseling, 12-step programs and relapse prevention services; and

•      life skills training, including proper hygiene, securing appropriate housing, personal finance and parenting skills.

Marketing and Business Development

The Company’s principal customers are federal, state and local government agencies responsible for adult and juvenile corrections, treatment and educational services.  During the past year, the Company has restructured its development efforts to run on parallel courses, in an effort to address the opportunities available in all of its service lines and potential markets.  The Company continues to respond to Request for Proposals (RFPs), but has also positioned itself to develop sole source opportunities and pursue accretive acquisitions.

Government agencies generally procure services from the private sector through a proposal process  which consists of several steps.  It begins with the issuance of an RFP. Numerous companies can respond to the request by submitting a proposal.  The process concludes with the agency awarding the contract, which commences the construction or operation of the facility.  In addition to costs, government agencies consider numerous other factors including bidders’ experience and qualifications when awarding contracts.

If the Company believes the project is consistent with its strategic business plan, the Company will submit a written response to the RFP.  When responding to RFPs, the Company incurs costs, typically ranging from $10,000 to $100,000 per proposal, to determine the prospective client’s distinct needs in order to prepare a detailed response.  In addition, the Company may incur substantial costs to acquire options to lease or purchase land for a proposed facility and engage outside consulting and legal expertise related to a particular RFP.  The preparation of a response usually requires five to 15 weeks.  The award process usually takes an additional three to nine months.  If the RFP is for managing or operating an existing facility, the Company generally begins operations within 30 days of the award’s receipt.  If new construction is required by the contract, the Company’s operation of the facility would generally begin between 18 and 36 months after the award is made.

When a contract requires construction of a new facility, the Company’s success depends, in part, on its ability to acquire real property on desirable terms and in satisfactory locations.  The Company anticipates that a large majority of new facilities will be constructed in rural areas.  To the extent that these locations are in or near populous areas, management anticipates legal action and other forms of opposition from local residents surrounding certain proposed sites.  The Company may incur significant expenses in responding to such opposition and there can be no assurance of success.  In addition, the Company may choose not to submit a proposal in response to an RFP or may withdraw a submitted proposal if legal action or other forms of opposition are anticipated or encountered.

The Company pursues sole source opportunities in certain markets. The Company’s management meets with appropriate personnel from potential government agencies to best determine the agency’s distinct needs.  The Company may also receive inquiries from or on behalf of government agencies that are considering privatization of certain facilities or that have already decided to contract with private providers.  When such an inquiry is received, the Company conducts a due diligence process to determine if a need for its services truly exists and if the local community’s legal and political climate is conducive to privatization.  The Company then conducts an initial cost analysis to further determine project feasibility.

From time to time, management receives unsolicited opportunities for acquisitions.  The Company’s management is selective in this area and focuses only on those opportunities that it believes will be accretive to earnings and strategic in nature.

Contracts

The Company’s facility operating contracts generally provide that the Company will be compensated at an occupant per diem rate, fees for treatment service, guaranteed take-or-pay or cost-plus reimbursement.  Factors the Company considers in determining billing rates include (1) the specified programs provided for by the contract and the related staffing levels, (2) wage levels customary in the respective geographic area, (3) whether the proposed facility is to be leased or purchased, and (4) the anticipated average occupancy levels that the Company believes could reasonably be maintained.  Compensation is invoiced in accordance with the applicable contract and is typically paid to the Company on a monthly basis.  Some of the Company’s juvenile education contracts provide for annual payments.

The Company pursues new contracts that leverage its existing infrastructure and capabilities.  Although the majority of the Company’s opportunities are other than take-or-pay contracts, the Company tries to focus on guaranteed take-or-pay contracts.  Take-or-pay contracts provide a fixed minimum revenue stream regardless of occupancy, thereby adding increased stability to the Company’s revenue stream.  All of the other types of contracts produce revenue to the Company that varies with one or more of the number of individuals housed or served, the types of services provided and the frequency of the service.  The Company has several projects in development without service contracts, or commitments for service contracts, in effect. In each of these instances, the Company’s development department and the appropriate divisional management have performed their own assessment of the demand for the Company’s services within the market for the proposed project.

Quality of Operations

Independent accreditation by various oversight and regulatory organizations is designed to show that a facility meets nationally accepted professional standards for quality operations, facility design, management and maintenance. Accrediting entities include the American Correctional Association (ACA) for the adult secure institution and adult community-based corrections sectors, and the Joint Commission on Accreditation of Healthcare Organizations (JCAHO), Departments of Public Welfare, Departments of Protective and Regulatory Services, and Departments of Human Services and Education for the juvenile justice, educational and treatment services sector.

ACA standards are the national benchmark for the effective operation of correctional facilities throughout the United States.  They address services, programs and operations essential to safe and quality correctional management, including administrative and fiscal controls, staff training and development, physical plant, safety and emergency procedures, sanitation, food service, and rules and discipline.  ACA accreditation is an important indicator of improved conditions for adult prisons under court order.  It is the Company’s policy that all of its facilities’ daily operations be performed in accordance with ACA accreditation standards.  Accreditation and the standards of service required thereby contribute to the public’s increased acceptance of the Company and its provision of privatized correctional services.

Internal quality control, conducted by the Company’s senior facility staff and executive officers, takes the form of periodic operational, programming and fiscal audits; facility inspections; regular review of logs reports and files; and strict maintenance of personnel standards, including an active training program.  Each of the Company’s facilities develops its own training plan that is reviewed, evaluated and updated annually.  All adult correctional officers undergo a minimum 40-hour orientation upon their hiring and receive academy-level training amounting to 120 hours and on-the-job training of up to 80 hours.  Each correctional officer also receives up to 40 hours of continuing training and education annually.  All juvenile justice, educational and treatment employees undergo a minimum 80-hour orientation upon their hiring and also receive up to 40 hours of continuing training and education annually.

Facilities

As of December 31, 2003, the Company operated 66 facilities and had four facilities that were under development, construction or renovation.  These four facilities include the Moshannon Valley Correctional Center, the Southern Peaks Treatment Center, the New Mexico Regional Correctional Center and the New Morgan Academy.  Additionally, the Company is currently finalizing leases for the 82 bed Plankinton Regional Treatment Center and the 40 bed Plankinton Regional Detention Center, both in South Dakota.  Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Uncertainties Related to Certain Facilities” for a detailed discussion concerning each of these facilities.  In addition to providing management services, the Company has been involved in the development, design and/or construction of many of its facilities.

Either through outright ownership or long-term leases, the Company controls operating facilities representing a large majority of its revenues. Management believes that such control increases the likelihood of contract renewal, allows the Company to expand existing facilities and thereby realize economies of scale and enchances the Company’s ability to win new contracts and control repair costs.  In addition, long-term control of its operating facilities allows the Company to better manage cost escalation pressures.

The following table summarizes certain additional information with respect to the Company’s facilities as of December 31, 2003.  As indicated, the majority of the facilities to which the Company provides services are either owned or leased under long-term leases.  Facilities that are leased are generally under terms ranging from one to 45 years.

Facility Name and Location	Total Service Capacity (1)	Company Initial Contract Date (2)	Owned/ Leased or Managed (3)

Adult Secure Institutional Facilities:

Baker Community Correctional Center	262	1987	Leased
Baker, California
Big Spring Correctional Center	2,638	(4)	Leased (5)
Big Spring, Texas
D. Ray James Prison	1,555	1998	Leased (5)
Folkston, Georgia
Donald W. Wyatt Detention Center	302	1992	Managed
Central Falls, Rhode Island
Great Plains Correctional Facility	766	(6)	Leased (5)
Hinton, Oklahoma
Leo Chesney Community Correctional
Center	200	1988	Leased
Live Oak, California
Valencia County Detention Center	194	2000	Managed
Los Lunas, New Mexico

Juvenile Justice, Educational and Treatment Facilities:
Residential Facilities

Alexander Youth Services Center	143	2001	Managed
Alexander, Arkansas
Campbell Griffin Treatment Center	124	1996	Leased (5)
San Antonio, Texas
Contact	51	(7)	Owned
Wauconda, Illinois
Cornell Abraxas I	274	1973	Leased (5)
Marienville, Pennsylvania
Cornell Abraxas II	23	1974	Owned
Erie, Pennsylvania
Cornell Abraxas III	24	1975	Owned
Pittsburgh, Pennsylvania
Cornell Abraxas Center for Adolescent Females	108	1989	Owned
Pittsburgh, Pennsylvania
Cornell Abraxas of Ohio	108	1993	Leased (5)
Shelby, Ohio
Cornell Abraxas Youth Center	92	1999	Leased
South Mountain, Pennsylvania

Facility Name and Location	Total Service Capacity (1)	Initial Contract Date (2)	Company Owned/ Leased or Managed (3)

Danville Center for Adolescent Females	64	1998	Managed
Danville, Pennsylvania
DuPage Adolescent Center	38	(7)	Owned
Hinsdale, Illinois
Erie Residential Behavioral Health Program	16	1999	Owned
Erie, Pennsylvania
Jos-Arz Academy	56	2003	Leased
Washington, D.C.
Leadership Development Program	120	1994	Leased
South Mountain, Pennsylvania
Maple Creek Home	8	(7)	Owned
Matteson, Illinois
Psychosocial Rehabilitation Unit	13	1994	Owned
Erie, Pennsylvania
Residential School	30	(7)	Owned
Matteson, Illinois
Salt Lake Valley Detention Center	160	1996	Managed
Salt Lake City, Utah
Santa Fe County Youth Development
Program (8)	129	1997	Managed
Santa Fe, New Mexico
Schaffner Youth Center	61	2001	Managed
Steelton, Pennsylvania
South Mountain Secure Treatment Unit	52	1997	Managed
South Mountain, Pennsylvania
Texas Adolescent Treatment Center	121	2003	Leased
San Antonio, Texas
Woodridge	156	(7)	Owned
Woodridge, Illinois

Juvenile Justice, Educational and Treatment Facilities:
Non-Residential Facilities

Adams Behavioral Health Services	34	1998	Leased
Oxford, Pennsylvania
Cornell Abraxas Parenting Academy	36	1999	Leased
Harrisburg, Pennsylvania
Cornell Abraxas Student Academy	110	1996	Leased
Harrisburg, Pennsylvania

Facility Name and Location	Total Service Capacity (1)	Initial Contract Date (2)	Company Owned/ Leased or Managed (3)

Delaware Community-Based Programs	49	1994	Leased
Milford, Delaware
Erie Behavioral Health Services	36	1997	Owned
Erie, Pennsylvania
Harrisburg Community-Based Programs	334	1996	Leased
Harrisburg, Pennsylvania
Harrisburg Day Treatment	58	1996	Leased
Harrisburg, Pennsylvania
Leadership Academy/ACTS Program	600	2001	Managed
Harrisburg, Pennsylvania
Lehigh Valley Community-Based Programs	53	1992	Leased
Lehigh Valley, Pennsylvania
Lycoming/Clinton Behavioral Health Services	30	1998	Leased
Williamsport, Pennsylvania
Non-Residential Care - West	107	1991	Leased
Pittsburgh, Pennsylvania
Non-Residential Detention/Non-Residential
Treatment	91	1999	Leased
Harrisburg, Pennsylvania
Philadelphia Community-Based Programs	72	1992	Owned
Philadelphia, Pennsylvania
Washington D.C. Community-Based Programs	155	1993	Leased
District of Columbia
WorkBridge	600	1994	Leased
Pittsburgh, Pennsylvania

Adult Community-Based Corrections and Treatment Facilities:
Residential Facilities

Cordova Center	192	1985	Leased (5)
Anchorage, Alaska
Dallas County Judicial Treatment Center	300	1991	Managed
Wilmer, Texas
El Monte Center	55	1993	Leased
El Monte, California
Leidel Comprehensive Sanction Center	150	1996	Leased (5)
Houston, Texas
Marvin Gardens Center	52	1981	Leased
Los Angeles, California
Midtown Center	32	1998	Owned
Anchorage, Alaska

Facility Name and Location	Total Service Capacity (1)	Initial Contract Date 2)	Company Owned/ Leased or Managed (3)

Northstar Center	135	1990	Leased
Fairbanks, Alaska
Oakland Center	61	1981	Owned
Oakland, California
Parkview Center	112	1993	Leased (5)
Anchorage, Alaska
Reid Community Residential Facility	500	1996	Leased (5)
Houston, Texas
Salt Lake City Center	78	1995	Leased
Salt Lake City, Utah
Seaside Center	48	1999	Leased
Nome, Alaska
Taylor Street Center	177	1984	Leased (9)
San Francisco, California
Tundra Center	85	1986	Leased (5)
Bethel, Alaska

Adult Community-Based Corrections and Treatment Facilities:
Non-Residential Facilities

Dixon Correctional Center (10)	68	2003	Managed
Dixon, Illinois
East St. Louis	80	(7)	Leased
East St. Louis, Illinois
LifeWorks	156	(7)	Leased
Joliet, Illinois
Northside Clinic	254	(7)	Owned
Chicago, Illinois
Santa Fe Electronic Monitoring Program (11)	50	1999	Leased
Santa Fe, New Mexico
Southwestern Illinois Correctional Center (12)	671	(7)	Managed
East St. Louis, Illinois
Southwood	538	(7)	Owned
Chicago, Illinois

Facilities Under Development, Construction or Renovation

Moshannon Valley Correctional Center	1,095	(13)	Leased (9)
Philipsburg, Pennsylvania
New Mexico Regional Correctional Center	1,000	(14)	Leased
Albuquerque, New Mexico
New Morgan Academy	214	(15)	Leased (9)
New Morgan, Pennsylvania
Southern Peaks Treatment Center	160	(16)	(16)
Canon City, Colorado

(1)       Total service capacity is comprised of the number of beds currently available for service or available upon the completion of construction or renovation of residential facilities and the average program capacity of  non-residential community-based programs.  At certain facilities, the Company’s contracted capacity is lower than the facility’s service capacity.  The Company could increase a facility’s contracted capacity to service capacity by obtaining additional contracts or by renegotiating existing its contracts.  However, there is no guarantee that the Company will be able to obtain contracts that provide occupancy levels at a facility’s service capacity or that the Company’s current contracted capacities can be maintained in future periods.

(2)       Date from which the Company, or its predecessor, has had a contract for services on an uninterrupted basis.

(3)       The Company does not incur any facility use costs, such as debt service, rent or depreciation, for facilities that the Company has a management contract only.  The Company is responsible for all other facility operating costs at these facilities.

(4)       The City of Big Spring entered into the Intergovernmental Agreement with the BOP for an indefinite term (until modified or terminated) with respect to the Big Spring Correctional Center, which began operations during 1989.  The Big Spring Operating Agreement, as amended, has a term through 2047 including renewal options at the Company’s discretion, pursuant to which the Company manages the Big Spring Correctional Center for the City of Big Spring.  The portion of the Big Spring Operating Agreement relating to the Cedar Hill Unit has a term of 30 years with four five-year renewal options at the Company’s discretion.

(5)       Facility was sold on August 14, 2001 to Municipal Corrections Finance, L.P. (MCF) as part of the Company’s 2001 Sale and Leaseback Transaction as discussed in “Financial Statements and Supplementary Data - Note 11.”

(6)       The prison is operated pursuant to a one-year contract with nine one-year renewal options between the Oklahoma Department of Corrections and the Hinton Economic Development Authority, or HEDA. HEDA in turn has subcontracted the operations to the Company under a 30-year operating contract with four five-year renewals.

(7)       The Cornell Interventions programs/facilities contract with numerous agencies throughout Illinois.  Initial contract dates vary by agency and range from 1974 to 1997.

(8)       The Company elected to terminate its operating contract for the Santa Fe County Youth Development Program effective January 28, 2004.

(9)       Facility was financed with the Company’s synthetic lease financing arrangement under its amended 2000 Credit Facility. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

(10)     The Company manages a 68 bed dual diagnosis program located within the Special Treatment Center within the state operated Dixon Correctional Center.

(11)     The Company elected to terminate its operating contract for the Santa Fe Electronic Monitoring Program effective January 28, 2004.

(12)     The Company manages a therapeutic community drug and alcohol program within the state operated Southwestern Illinois Correctional Center.

(13)     The Company is in the process of negotiating with the BOP relative to Moshannon Valley Correctional Center and is also engaged in efforts to secure construction financing.  Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Uncertainties Related to Certain Facilities” for a detailed discussion concerning this facility.

(14)     The Company leased the New Mexico Regional Correctional Center in January 2003 and is currently renovating the 1,000 bed facility which will be used to provide adult secure confinement services.   As of December 31, 2003, the Company did not have an operating contract for the facility but was in discussions with various agencies that have demonstrated a need for the bed space.  The Company estimates that it will begin operating the first 500 beds of the facility in July 2004 and the remaining 500 beds in December 2004.  Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Uncertainties Related to Certain Facilities” for a detailed discussion concerning this facility.

(15)     The Company closed the New Morgan Academy in the fourth quarter of 2002 and is currently considering several options ranging from the sale or lease of the facility to the utilization of the facility for another type of program.  Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Uncertainties Related to Certain Facilities” for further discussion concerning this facility.

(16)     In June 2003, the Company entered into an agreement with a developer to purchase a 160 bed juvenile residential treatment center, named the Southern Peaks Treatment Center, upon completion of construction of the facility by the developer.  In August 2003, the Company funded approximately $12.9 million into an escrow account for the purchase price of the project.  Subsequently, the Company discovered that a portion of the funds in the escrow account had been misappropriated.  See “Item 3. Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments – Southern Peaks Treatment Center” for additional information.

Competition

Since the Company’s services encompass several diverse markets, competition is viewed within market segments. Currently, a few large national operators characterize the adult secure institutional services market.  Management believes its principal competitors in this market are Corrections Corporation of America, Inc., The Geo Group (formerly Wackenhut Corrections Corporation) and Management and Training Corporation.  Although the adult community-based corrections and treatment and juvenile justice, educational and treatment services markets generally have a large number of smaller operators, some of the Company’s main competitors in the juvenile justice, educational and treatment services market include Correctional Services Corporation, Inc., Securicor New Century, Ramsay Youth Services and other smaller regional operators. The Company’s larger competitors in the adult community-based corrections and treatment services market include Bannum, Gateway, Salvation Army, Volunteers of America and other smaller regional operators.

Employees

At December 31, 2003, the Company had 3,783 full-time employees and 258 part-time employees.  The Company employs management, administrative and clerical, security, educational and counseling services, health services and general maintenance personnel.  Approximately 1,003 employees at five of the Company’s facilities are represented by unions.

Regulations

The industry in which the Company operates is subject to federal, state and local regulations administered by a variety of regulatory authorities.  Generally, prospective providers of correctional, detention, treatment and community-based services must comply with a variety of applicable federal, state and local regulations, including education, healthcare and safety regulations.  The Company’s contracts frequently include extensive reporting requirements and require supervision with on-site monitoring by representatives of contracting governmental agencies.

In addition to regulations requiring certain contracting governmental agencies to enter into a competitive bidding procedure before awarding contracts, the laws of certain jurisdictions may also require the Company to award subcontracts on a competitive basis or to subcontract with businesses owned by women or members of minority groups.

Business Concentration

For the years ended December 31, 2003, 2002 and 2001, 21.7%, 20.9% and 20.2%, respectively, of the Company’s consolidated revenues were derived from multiple contracts with the BOP.

Insurance

The Company maintains a $10 million per occurrence per facility general liability insurance policy for all its operations.  The Company also maintains insurance in amounts management deems adequate to cover property and casualty risks, workers’ compensation and directors’ and officers’ liability.

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

ITEM 3.  LEGAL PROCEEDINGS

Southern Peaks Treatment Center

In June 2003 the Company entered into an agreement to purchase a correctional facility to be built in Colorado – the Southern Peaks Treatment Center (the “Center”) – upon completion of its construction.  In late August 2003, in connection with the transaction, the Company deposited approximately $12.9 million of the purchase price (the “Funds”) into what it believed to be an escrow account to assure the developer’s construction lender of the Company’s ability and willingness to purchase the Center upon completion.  After funding the account, and after repeated unsuccessful attempts by the Company and its counsel to obtain confirmation of the wire transfer and the interest accrued since the date of the wire transfer, the Company was informed in early December 2003 that (1) the bank purportedly serving as escrow agent claimed that its signature to the escrow agreement had been forged and that the escrow agreement was not an obligation of the bank; (2) the Funds that were not held in an escrow account at the bank, but were held instead in one of the construction lender’s bank accounts; and (3) certain of the Funds had been released from such bank account prior to completion of the Center, in contravention of the terms of the escrow agreement.

The Company began an investigation to locate the Funds and to determine the circumstances that resulted in their misappropriation.  In the process of trying to locate the Funds and establish a valid escrow arrangement, the construction lender and the developer of the Center represented to the Company that the Funds were then being held in a bank in Florida which had agreed to be the escrow agent under a new escrow agreement.  Subsequently, the bank in Florida confirmed to the Company that an account had been established with deposits totaling $12.9 million and that it was willing to serve as the escrow agent under a new escrow agreement.  After executing a new escrow agreement with the Florida bank, the Company learned that the available funds in the new escrow account totaled only $5.0 million.  The Florida bank later advised the Company that the remaining $7.9 million of deposits in the new escrow account had been deposited in the form of a check drawn on a foreign bank account.  The foreign check, although deposited for collection, was never paid.

Accordingly, on January 5, 2004, the Company initiated legal proceedings in the lawsuit styled Cornell Corrections of California, Inc. v. Longboat Global Advisors, LLC, et al., No.2004 CV79761 in the Superior Court of Fulton County, Georgia under theories of fraud, conversion, breach of contract and other theories to determine the location of and to recover the Funds.  The Company has obtained temporary restraining orders freezing any and all financial accounts of the construction lender, one of its principals and certain other defendants identified during discovery.  The frozen accounts include one of the construction lender’s bank accounts which contains approximately $250,000.

Approximately $2.3 million of the funds have been expended on the project, which have been classified as construction in progress at December 31, 2003.  There can be no assurances that any of the missing funds will be recovered.  Accordingly, based on current information, the Company currently believes its potential maximum exposure is approximately $5.4 million (which has been recognized as a loss and is included in general and administrative expenses for the year ended December 31, 2003) plus any attorneys’ fees and costs associated with its investigation and the legal proceedings discussed above.  The Company is unable at this time to determine the ultimate outcome of this matter.

Shareholder Lawsuits

In March and April 2002, the Company, Steven W. Logan (the Company’s former President and Chief Executive Officer), and John L. Hendrix (the Company’s Chief Financial Officer), were named as defendants in four federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division.  The aforementioned lawsuits were putative class action lawsuits brought on behalf of all purchasers of the Company’s common stock between March 6, 2001 and March 5, 2002 and relate to the Company’s restatement in 2002 of certain financial statements.  The lawsuits involved disclosures made concerning two prior transactions executed by the Company: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction.  These four lawsuits were consolidated into the Graydon Williams action and Flyline Partners, LP was appointed lead plaintiff.  As a result, a consolidated complaint was filed by Flyline Partners, LP.  Richard Picard and Anthony Scolaro were also named as plaintiffs.  Since then, the court has allowed plaintiffs to file an amended consolidated complaint. The amended consolidated complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933 (the “Securities Act”) and/or Section 15 of the Securities Act.  The amended consolidated complaint seeks, among other things, restitution damages, compensatory damages, rescission or a rescissory measure of damages, costs, expenses, attorneys’ fees and expert fees.  A motion to dismiss is currently pending.

In March 2002, the Company, its directors, and its former independent auditor Arthur Andersen LLP, were sued in a derivative action styled as William Williams, Derivatively and on Behalf of Nominal Defendant Cornell Companies, Inc. v. Anthony R. Chase, et al., No. 2002-15614, in the 127th Judicial District Court of Harris County, Texas.  The lawsuit related to the Company’s restatement in 2002 of certain financial statements.  The lawsuit alleged breaches of fiduciary duty by all of the individual defendants and asserted breach of contract and professional negligence claims only against Arthur Andersen LLP.  This lawsuit has been dismissed without prejudice by agreement.

In May and June 2002, the Company and its directors were sued in three other derivative lawsuits styled as follows: (1) Juan Guitierrez, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1812, in the United Stated District Court for the Southern District of Texas, Houston Division; (2) Thomas Pagano, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1896, in the United Stated District Court for the Southern District of Texas, Houston Division; and (3) Jesse Menning, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. 2002-28924, in the 164th Judicial District Court of Harris County, Texas.  These lawsuits relate to the Company’s restatement in 2002 of certain financial statements.  These lawsuits all allege breaches of fiduciary duty and waste of corporate assets by all of the defendants.  A motion to dismiss the Guitierrez and Pagano lawsuits was filed.  The court dismissed the Pagano action as duplicative of the Guitierrez action.  The motion to dismiss the Guitierrez action is still pending.  The Menning action has been dismissed, but with an agreement that the plaintiff’s claims as to Cornell are tolled until 30 days following the final resolution of the Guitierrez case, including any appeals.

The plaintiffs in these cases have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty.  However, the Company believes it has good defenses and intends to vigorously defend against the claims asserted in these actions.  The Company has not recorded any loss accruals related to these claims as of December 31, 2003.

On January 27, 2004, the  Company received a letter from William Williams, the plaintiff in the William Williams action discussed above, demanding that the Company pursue breach of fiduciary duty claims against various officers and directors based on the August 2001 sale leaseback transaction and the subsequent restatement.  The Company has issued a preliminary response to the letter indicating that the Board will consider the request and inform Mr. Williams of its decision.

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

Securities and Exchange Commission Investigation

Following the restatement of the Company’s 2001 financial statements in 2002, the SEC initiated an investigation into the circumstances leading to this restatement.  Following the SEC’s initial inquiry in 2002 the SEC made no further inquiry with respect to the investigation until July 2003.  Since July 2003, the Company has received additional information requests from the SEC.  The Company has cooperated, and intends to continue to fully cooperate, with the SEC’s investigation.

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

The SEC has not given the Company any indication as to the outcome of its investigation.  If the SEC makes a determination adverse to the Company, the Company and its officers and directors may face penalties, including, but not limited to, monetary fines and injunctive relief.  The Company has not recorded a loss accrual as of December 31, 2003 related to this matter.  In addition, in the event of an adverse determination by the SEC against the Company or its officers or directors, federal and/or state agencies may be reluctant to enter into or prohibited from entering into contracts for the Company’s services.  Any such reaction from the Company’s customer base could have a material adverse effect on its business.

Other

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

No matters were submitted to the Company’s stockholders’ during the fourth quarter of 2003.

PART II

ITEM 5.                             MARKET FOR CORNELL COMPANIES, INC. COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The common stock of the Company is currently listed on the New York Stock Exchange (“NYSE”) under the symbol “CRN.”  As of February 27, 2004, there were 39 record holders and approximately 2,032 beneficial holders of common stock.  The quarterly high and low closing sales prices for the common stock from January 1, 2002 through February 27, 2004 are shown below.

	High	Low

2002:
First Quarter	$18.21	$9.96
Second Quarter	13.00	9.63
Third Quarter	12.99	7.53
Fourth Quarter	9.45	5.50
2003:
First Quarter	$9.46	$6.55
Second Quarter	15.14	8.12
Third Quarter	16.98	14.80
Fourth Quarter	16.70	11.13
2004:
First Quarter (through February 27, 2004)	13.75	11.86

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

The following table summarizes as of December 31, 2003, certain information regarding equity compensation to our employees, officers, directors, and other persons under the Company’s plans:

Plan Category	Number of Securities to be Issued upon Exercise of Out- standing Stock Options and Warrants	Weighted-average Exercise Price of Outstanding Stock Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)

Equity compensation plans approved by security holders	766,294	$10.33	522,827	(1)
Equity compensation plans not approved by security holders	438,262	$7.93	213,472	(2)
Total	1,204,556	$9.45	736,299

(1)   Includes 61,161 shares issuable pursuant to the Company’s Employee Stock Purchase Plan and 44,569 shares issuable pursuant to the Company’s 2000 Director Stock Plan.  Also includes 417,097 shares issuable pursuant to the Company’s Amended and Restated 1996 Stock Option Plan.  The total number of shares issuable pursuant to the Company’s Amended and Restated 1996 Stock Option Plan is equal to the greater of 1,500,000 shares or 15.0% of the number of shares issued and outstanding immediately after the grant of any option under the Plan.

(2)   Includes 100,000 shares issuable pursuant to the Company’s Deferred Compensation Plan and 113,472 shares issuable pursuant to the Company’s 2000 Broad-Based Employee Plan.  The number of shares issuable pursuant to the Company’s 2000 Broad-Based Plan is equal to the greater of 400,000 shares or 4.0% of the shares issued and outstanding immediately after the grant of any option under the Plan.

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

Warrants

In conjunction with the issuance of the Subordinated Notes in July 2000, the Company issued warrants to purchase 290,370 shares of its common stock at an exercise price of $6.70.  The warrants may only be exercised by payment of the exercise price in cash to the Company, by cancellation of an amount of warrants equal to the fair market value of the exercise price, or by the cancellation of Company indebtedness owed to the warrant holder.  During 2001, 168,292 shares of common stock were issued in conjunction with the exercise and cancellation of 217,778 warrants; therefore 72,592, warrants remain outstanding at December 31, 2003.

2000 Broad-Based Employee Plan

In December 2000, the Company adopted the 2000 Broad-Based Employee Plan (the “2000 Plan”).  Pursuant to the 2000 Plan, the Company may grant non-qualified stock options to its employees, directors and eligible consultants for up to the greater of 400,000 shares or 4.0% of the aggregate number of shares of common stock issued and outstanding immediately after the grant of any option under the 2000 Plan.  The 2000 Plan options vest over a period of up to five years and expire ten years from the grant date.  The vesting schedule and term are set by the Compensation Committee of the Board of Directors.  The exercise price of options issued pursuant to the 2000 Plan can be no less than the market price of the Company’s common stock on the date of grant.

Upon notice of an Extraordinary Transaction (as defined in the 2000 Plan), options granted under the 2000 Plan shall become fully vested.  Upon consummation of the Extraordinary Transaction, such options, to the extent not previously exercised, shall terminate.

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA

The following data has been derived from audited financial statements, including those included in this Form 10-K for the year ended December 31, 2003 and should be read in conjunction with the Company’s consolidated financial statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

The consolidated financial statements for the years ended December 31, 1999 through 2001 were  audited by Arthur Andersen LLP (“Andersen”) who has ceased operations.  A copy of the report previously issued by Andersen on the Company’s financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 is included elsewhere in this Form 10-K.  Such report has not been reissued by Andersen.

		Year Ended December 31,
		2003 (1)	2002	2001 (2)	2000	1999 (3)
		(in thousands, except per share data)
Statements of Operations Data:
Revenues		$271,632	$275,145	$265,250	$226,050	$176,967
Income from operations		24,384	31,577	31,018	29,653	22,249
Income before provision for income taxes and cumulative effect of changes in accounting principles		6,730	12,279	6,847	13,507	13,844
Income before cumulative effect of changes in accounting principles		3,970	7,327	3,889	7,969	8,306
Cumulative effect of changes in accounting principles, net of related income tax provision (benefit) (4)		—	(965)	770	—	(2,954)

Net income		$3,970	$6,362	$4,659	$7,969	$5,352

Earnings per share:
-	Basic
	Income before cumulative effect of changes in accounting principles	$.31	$.57	$.40	$.85	$.88
	Cumulative effect of changes in accounting principles (4)	$—	$(.08)	$.08	$—	$(.31)
	Net income	$.31	$.49	$.48	$.85	$.57

-	Diluted
	Income before cumulative effect of changes in accounting principles	$.30	$.55	$.39	$.84	$.86
	Cumulative effect of changes in accounting principles (4)	$—	$(.07)	$.07	$—	$(.31)
	Net income	$.30	$.48	$.46	$.84	$.55

Number of shares used to compute EPS:
	- Basic	12,941	12,911	9,616	9,383	9,432
	- Diluted	13,263	13,232	10,069	9,495	9,660

	Year Ended December 31,
	2003	2002	2001	2000		1999(3)
	(dollars in thousands, except per share data)
Operating Data:
Total service capacity (5):
Residential	12,378	11,267	11,267	11,318	(6)	11,796
Non-residential community-based	4,136	4,177	4,177	3,046		3,049
Total	16,514	15,444	15,444	14,364	(6)	14,845
Service capacity in operation (end of period)	14,045	14,135	14,349	13,269		12,240
Contracted beds in operation (end of period) (7)	9,566	9,289	9,503	10,061		9,029
Average contract occupancy based on contracted beds in operation (7) (8)	100.1%	98.7%	95.9%	94.3%		95.8%
Average contract occupancy excluding start-up operations (7)	100.5%	98.7%	96.3%	96.0%		97.0%

Balance Sheet Data:
Working capital (deficit)	$86,214	$95,988	$97,814	$29,703		$(12,636)
Total assets	448,157	441,291	444,807	336,850		273,991
Long-term debt, net of current portion	227,292	232,258	238,768	191,722		101,500
Stockholders’ equity	166,235	159,952	153,104	104,320		97,208

Notes to Selected Consolidated Financial Data

(1)   Income from operations for the year ended December 31, 2003 includes a charge of approximately $5.4 million to provide an allowance for an unrecovered escrow deposit.  Refer to Item 3. “Legal Proceedings – Southern Peaks Treatment Center” and Item 7. “Managements Discussion and Analysis of Financial Condition and Results of Operations – Significant 2003 Events” for a detailed discussion concerning this charge.

(2)   The Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 145 as required on January 1, 2003.  In accordance with the provisions of SFAS No. 145, the Company recorded an extraordinary charge of approximately $2.9 million, net of income taxes of approximately $2.0 million, in 2001 for the early retirement of debt.  As a result of the adoption of the provisions of SFAS No. 145, the Company reclassified total costs of approximately $4.9 million to loss on extinguishment of debt and the related income tax benefit of approximately $2.0 million to provision for income taxes.  This reclassification is reflected in the 2001 amounts presented in this table.

(3)   Includes the operations of Interventions-Illinois acquired in November 1999.

(4)   For the year ended December 31, 2002, the Company recognized a cumulative effect of a change in accounting principle charge of approximately $1.0 million, net of income taxes of approximately $0.7 million, related to the impairment of goodwill in connection with the adoption of SFAS No. 142 in January 2002.  For the year ended December 31, 2001, the Company recognized a cumulative effect of a change in accounting principle benefit of approximately $770,000, net of an income tax provision of approximately $535,000, related to a change in the Company’s method of accounting for durable supplies.  For the year ended December 31, 1999, the Company recognized a cumulative effect of a change in accounting principle charge of approximately $3.0 million, net of income taxes of approximately $2.0 million, in connection with the adoption of the American Institute of Certified Public Accountants Statement of Position 98-5 (SOP 98-5) which required entities to expense start-up costs as incurred and to expense previously capitalized start-up costs as cumulative effect of a change in accounting principle.

(5)   The Company’s service capacity is comprised of the number of beds currently available for service or available upon the completion of construction or renovation of residential facilities and the average program capacity of non-residential community-based programs.  At certain facilities, the Company’s contracted capacity is lower than the facility’s service capacity.  The Company could increase a facility’s contracted capacity to service capacity by obtaining additional contracts or by renegotiating its existing contracts.  However, there is no guarantee that the Company will be able to obtain contracts that provide occupancy levels at a facility’s service capacity or that the Company’s current contracted capacities can be maintained in future periods.

(6)   The Utah Department of Corrections (Utah DOC) selected the Company’s bid in June 1999 for the 490 bed Timpie

Valley Correctional Facility subject to final contract negotiations.  In 2000, the Utah DOC declined to pursue this project; therefore the Company’s service capacity was reduced accordingly.

(7)   Occupancy percentages are calculated based on actual occupancy for the period as a percentage of the contracted capacity for residential facilities in operation.  These percentages do not reflect the operations of non-residential community-based programs.  At certain facilities, the Company’s contracted capacity is lower than the facility’s service capacity. Additionally, certain facilities have and are currently operating above the Company’s contracted capacity.  As a result, average contract occupancy percentages can exceed 100% if the average actual occupancy exceeded contracted capacity.  The average contract occupancy percentages reflected in the table would be lower if the percentages were calculated based on average actual occupancy for the period as a percentage of service capacity rather than contracted capacity.

(8)   Occupancy percentages reflect less than normalized occupancy during the start-up phase of any applicable facility, resulting in a lower average occupancy in periods when the Company has substantial start-up activities.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

General

The Company is a leading provider of correctional, treatment and educational services outsourced by federal, state and local government agencies.  The Company provides a diversified portfolio of services for adults and juveniles through its three operating divisions: (1) adult secure institutional services; (2) juvenile justice, educational and treatment services and (3) adult community-based corrections and treatment services.  At December 31, 2003, the Company operated 66 facilities with a total service capacity of 14,045 and had four facilities under development, construction or renovation with an aggregate service capacity of 2,469 upon completion.  The Company’s facilities are located in 14 states and the District of Columbia.

The following table sets forth for the periods indicated total service capacity, the service capacity and contracted beds in operation at the end of the periods shown and average occupancy percentages.

	Year Ended December 31,
	2003	2002	2001
Total service capacity (1):
Residential	12,378	11,267	11,267
Non-residential community-based	4,136	4,177	4,177
Total	16,514	15,444	15,444
Service capacity in operation (end of period)	14,045	14,135	14,349
Contracted beds in operation (end of period) (2)	9,566	9,289	9,503
Average contract occupancy based on contracted beds in operation (2)(3)	100.1%	98.7%	95.9%
Average contract occupancy excluding start-up operations (2)	100.5%	98.7%	96.3%

(1)   The Company’s service capacity is comprised of the number of beds currently available for service or available upon the completion of construction or renovation of residential facilities and the average program capacity of non-residential community-based programs.  At certain facilities, the Company’s contracted capacity is lower than the facility’s service capacity.  The Company could increase a facility’s contracted capacity to service capacity by obtaining additional contracts or by renegotiating existing contracts.  However, there is no guarantee that the Company will be able to obtain contracts that provide occupancy levels at a facility’s service capacity or that the Company’s current contracted capacities can be maintained in future periods.

(2)   Occupancy percentages are calculated based on actual occupancy for the period as a percentage of the contracted capacity for residential facilities in operation.  These percentages do not reflect the operations of non-residential community-based programs.  At certain facilities, the Company’s contracted capacity is lower than the facility’s service capacity.  Additionally, certain facilities have and are currently operating above the Company’s contracted capacity.  As a result, average contract occupancy percentages can exceed 100% if the average actual occupancy exceeded contracted capacity.  The average contract occupancy percentages reflected in the table would be lower if the percentages were calculated based on average actual occupancy for the period as a percentage of service capacity rather than contracted capacity.

(3)   Occupancy percentages reflect less than normalized occupancy during the start-up phase of any applicable facility, resulting in a lower average occupancy in periods when the Company has substantial start-up activities.

The Company derives substantially all its revenues from providing adult corrections and treatment and juvenile justice, educational and treatment services outsourced by federal, state and local government agencies in the United States.  Revenues for the Company’s services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis or on a cost-plus reimbursement basis.  For the year ended December 31, 2003 the Company’s revenue base consisted of 72.0% for services provided under per-diem contracts, 9.5% for services provided under take-or-pay and management contracts, 9.8% for services provided under cost-plus reimbursement contracts, 6.7% for services provided under fee-for-service contracts and 1.9% from other miscellaneous sources.  These percentages are generally consistent with comparable statistics for the years ended December 31, 2002 and 2001.  Revenues can fluctuate from year to year due to changes in government funding policies, changes in the number of clients referred to the Company’s facilities by governmental agencies, the opening of new facilities or the expansion of existing facilities and the termination of contracts for a facility or the closure of a facility.

Revenues for the Company’s adult secure institutional services division are primarily generated from per-diem, take-or-pay and management contracts.  For the years ended December 31, 2001, 2002 and 2003, the Company realized average per diem rates on its adult secure institutional facilities of approximately $46.36, $48.21 and $47.79, respectively.  The decrease in the average per diem rate in 2003 as compared to 2002 is attributable to a reduction in the per diem rate at a large facility in the second half of 2003 as requested by the contracting agency (the Company mitigated a portion of this rate reduction by negotiating reductions in the level of service provided).  In the past year, the Company has experienced increasing pressure from contracting governmental agencies to limit or even reduce per diem rates.  Many of these governmental entities are under severe budget pressures and the Company anticipates that more governmental agencies may approach the Company about per diem rate concessions.  The Company has implemented measures in hopes of protecting the Company from rate decreases and assuring itself of attaining rate increases necessary to offset cost increases.

Factors the Company considers in determining billing rates to charge include (1) the programs specified by the contract and the related staffing levels, (2) wage levels customary in the respective geographic areas, (3) whether the proposed facility is to be leased or purchased and (4) the anticipated average occupancy levels that the Company believes could reasonably be maintained.

Revenues for the Company’s juvenile justice, educational and treatment services division are primarily generated from per diem, fee-for-service and cost-plus reimbursement contracts.  For the years ended December 31, 2001, 2002 and 2003, the Company realized average per diem rates on its residential juvenile justice, educational and treatment facilities of approximately $173.49, $170.98 and $164.89, respectively.  The decrease in the average per diem rate for 2003 as compared to 2002 is primarily attributable to the closure of the New Morgan Academy in the fourth quarter of 2002.  For the years ended December 31, 2001, 2002 and 2003, the Company realized average rates for its non-residential community-based juvenile facilities/programs, including rates that are limited by Medicaid and other private insurance providers, of approximately $26.19, $28.82 and $28.19, respectively.  The decrease in the average rate for 2003 as compared to 2002 is due to changes in the mix of the services provided by the Company’s various juvenile justice, educational and treatment programs and facilities.  Additionally, the Company did not receive per diem rate increases for its juvenile programs in Pennsylvania in 2003. The Company expects to receive per diem rate increases for these programs in 2004.  The majority of the Company’s juvenile services contracts renew annually.

Revenues for the Company’s adult community-based corrections and treatment services division are primarily generated from per diem contracts and fee-for-service contracts.  For the years ended December 31, 2001, 2002 and 2003, the Company realized average per diem rates on its residential adult corrections and treatment facilities of approximately $62.68, $58.72 and $58.69, respectively.  The decrease in the average per diem rate for 2003 as compared to 2002 is due to the termination of the Santa Barbara Center contract in May 2003 and the Inglewood Men’s Center contract in June 2003.  Additionally the Company experienced slight rate reductions at certain of its Alaskan facilities resulting from contract renewals in 2003.  For the years ended December 31, 2001, 2002 and 2003, the Company realized average fee-for service rates on its non-residential adult community-based corrections and treatment facilities and programs of approximately $7.95, $8.97 and $9.67, respectively.  The increase in the average rate for 2003 as compared to 2002 is due to changes in the mix of the services provided by the Company’s various adult community-based programs and facilities.

The Company has historically experienced higher operating margins in its adult secure institutional services and adult community-based corrections and treatment services as compared to the juvenile justice, educational and treatment services division.  Additionally, the Company’s operating margins within a division can vary from facility to facility based on whether a facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract, and the Company’s ability to increase a facility’s contract revenue.  A decline in occupancy of certain juvenile justice, educational and treatment facilities can have a more significant impact on operating results than the adult secure institutional services division due to higher per diem revenues at certain juvenile facilities.  The Company has experienced and expects to continue to experience interim period operating margin fluctuations due to the number of calendar days in the period, higher payroll taxes in the first half of the year, and salary and wage increases and insurance cost increases that are incurred prior to certain contract rate increases.  Additionally, a decrease in per diem rates could adversely affect the Company’s operating margin.

The Company is responsible for all facility operating costs, except for certain debt service and interest or lease payments for facilities where the Company has a management contract only.  For facilities that the Company has a management contract only, the facility owner is responsible for all debt service and interest or lease payments related to the facility.  The Company is responsible for all other operating expenses at these facilities. The Company operated 13 facilities under management contracts at December 31, 2001 and December 31, 2002 and 10 facilities at December 31, 2003.

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

The Company incurs pre-opening and start-up expenses including payroll, benefits, training and other operating costs prior to opening a new or expanded facility and during the period of operation while occupancy is ramping up.  These costs vary by contract.  Since pre-opening and start-up costs are generally factored into the revenue per diem rate that is charged to the contracting agency, the Company typically expects to recover these upfront costs over the life of the contract.  Because occupancy rates during a facility’s start-up phase typically result in capacity under-utilization for at least 90 to 180 days, the Company may incur additional post-opening start-up costs.  The Company does not anticipate post-opening start-up costs at facilities operated under any future contracts with the BOP because these contracts are currently and expected to continue to be take-or-pay contracts, meaning that the BOP will pay the Company at least 95.0% of the contractual monthly revenue once the facility opens regardless of actual occupancy.

Newly opened facilities are staffed according to applicable regulatory or contractual requirements when the Company begins receiving offenders or clients.  Offenders or clients are typically assigned to a newly opened facility on a phased-in basis over a one- to six-month period.  The Company’s start-up period for new juvenile operations is 12 months from the date the Company begins recognizing revenue unless break-even occupancy levels are achieved before then.  The Company’s start-up period for new adult operations is nine months from the date the Company begins recognizing revenue unless break-even occupancy levels are achieved before then.  Although the Company typically recovers these upfront costs over the life of the contract, quarterly results can be substantially affected by the timing of the commencement of operations as well as the development and construction of new facilities.

Working capital requirements generally increase immediately prior to the Company’s commencing management of a new or expanded facility as the Company incurs start-up costs and purchases necessary equipment and supplies before facility management revenue is realized.

General and administrative expenses consist primarily of costs for the Company’s corporate and administrative personnel who provide senior management, legal, finance, accounting, human resources, payroll and information systems, costs of business development and outside professional and consulting fees.

Management Overview

Demand.  The Company’s business is driven generally by demand for incarceration or treatment services, and specifically by demand for private incarceration or treatment services, within its three primary business segments: adult secure institutional services; juvenile justice, educational and treatment services; and adult community-based corrections and treatment services.  The demand for adult and juvenile corrections and treatment services has generally increased at a steady rate over the past ten years, largely as a result of increasingly long sentences and/or mandatory sentences for criminals, increasing demand for incarceration of illegal aliens and a public recognition of the need to provide services to juveniles that will improve the possibility that they will lead productive lives.  Recent suggestions by social commentators and various political or governmental representatives suggest that community-based corrections of adults may be emphasized in the future as alternatives to traditional incarceration.  Among other things, the Company’s management monitors federal, state and industry statistics relative to trends in prison populations, juvenile justice statistics and initiatives, and developments in alternatives to traditional incarceration or detention of adults.

Demand for private provision of the services within the Company’s three business segments has not, on a capacity basis, precisely mirrored the increase in general demand because the federal, state and local governmental provide services which satisfy a portion of the demand.  The federal government increasingly is turning to private providers for the incarceration of adults whether they are serving prison sentences, detained as illegal aliens, detained in anticipation of pending judicial administration or transitioning from prison to society.  Chief among the federal agencies which use private providers are the BOP, The Bureau of Immigration, Customs and Enforcement, and the U.S. Marshals Service.  Most of the federal involvement in juvenile administration in the federal system is handled via Medicare and Medicaid assistance to state governments. Although there are circumstances in which the Company may contract with a federal agency on a sole source basis, the primary means by which the Company secures a contract with a federal agency is via the RFP bidding process.  From time to time, the Company contracts to provide management services to a local governmental unit who then bids on a federal contract.

States and smaller governmental units are divided on the issue of private prisons and private provision of juvenile and community-based programs.  A majority of states permit private provision of the Company’s services.  The Company anticipates that increasing budget pressure on states and smaller governmental units will lead to more states and smaller governmental units looking for services from private providers such as the Company.  Although it varies from governmental unit to governmental unit, the primary political forces who oppose privatization of prisons is organized labor and religious groups.

Private juvenile and community-based programs are much more widely accepted and utilized by states and local governmental units than adult prisons.  Many private providers are organized on a not-for-profit basis, but there a number of large, for-profit providers, such as the Company, of juvenile and community-based programs.  The Company’s management monitors opportunities in these segments via its corporate and regional development officials.  Many of these opportunities are not published in any manner and, accordingly, the Company views a local initiative as being key.

Performance.  Management tracks a number of factors as it monitors the Company’s financial performance.  Chief among them are:

•      capacity (the number of beds within each business segment’s facilities);

•      occupancy (utilization);

•      per diem reimbursement rates; and

•      operating expenses.

The Company’s capacity, commonly expressed in terms of a number of beds, is primarily impacted by the number and size of the facilities owned or leased by the Company and the facilities which are not owned or leased by the Company but which are managed by the Company on behalf of a third party owner or lessee.  Management views capacity primarily as a measure of its development efforts, which may increase capacity by adding new projects or adding to existing projects.  The Company has a number of projects in development which it expects to be placed into service in 2004 and 2005.  As part of measuring its development efforts, management will assess (a) whether a given development project was brought into service in accordance with management’s expectation as to time and expense; and (b) the number of projects in development at the relevant point in time.  In addition to the focus on new projects, capacity will reflect management’s success in renewing and maintaining existing contracts and facilities.  Recently, the Company has been confronted with the possibility that state or local budgetary limitations may cause the contractual commitment to a given facility to be reduced or even eliminated, which would cause the Company to secure alternate customers or close the operation and ultimately be reflected as a decrease in capacity.

Occupancy is typically expressed by the Company in terms of percentage of capacity utilized.  Management looks at occupancy to assess the efficacy of both its efforts to market its facilities and its efforts to retain existing customers or contracts.  Because revenue varies directly with occupancy, occupancy is a driver of the Company’s revenues.  Some of the Company’s contracts are “take-or-pay,” meaning that the agency making use of the facility is obligated to pay for beds even though they are not used.  Historically, the Company’s occupancy has been very high and management is mindful of the need to maintain high occupancy levels.  As new development projects are brought into service, occupancy percentages may decline until the projects reach full utilization.  Where the Company has commitments for utilization before the commencement of operations, occupancy reflects the speed at which the Company achieves full service/implementation. However, the Company has undertaken five development projects without written commitments to make full use of a facility. In these instances, the Company has performed its own assessment, based on conversations with local government representatives and other factors, of the demand for services at the facility.  The Company will monitor occupancy as a measure of the accuracy of management’s estimation of the demand for the services of a development facility.

Per diem reimbursement rates are the other key element of the Company’s gross revenue and operating margin.  Per diem rates are a function of negotiation between the Company and a governmental unit at the inception of a contract or through the RFP process.  Actual per diem rates vary dramatically across the Company’s business segments, and then within each business segment depending upon the particular service or program provided. The initial per diem rates often change during the term of a contract in accordance with a schedule.  The amount of the change can be a fixed amount set forth within the contract, an amount determined by formulas set forth within the contract or an amount determined by negotiations between the Company and the governmental unit (often these negotiations are along the same lines as the original per diem negotiation – a review of the Company’s expenses and approval of an amount to recompense the Company for expenses and assure the Company the potential of an operating profit).  In recent years, as budgetary pressures on governmental units have increased, some of the governmental units who are parties to agreements with the Company have negotiated relief from formulaic increase provisions within their agreements or have declined to include in their appropriation legislation amounts that would increase the per diem rates payable to the Company (needed by the Company in some cases to offset operating expense increases).  Although the Company has mitigated a portion of the impact of these developments, it has taken steps primarily in the area of legislative and governmental monitoring and lobbying, to avoid these sorts of adverse developments in the future.  The Company will continue to monitor per diem rates as a measure of negotiation skill, customer service, management and maintenance, political and business astuteness.

Management tracks several different areas of its operating expenses.  Foremost among these expenses are employee compensation and benefits and expenses, risk related areas such as general liability, medical and worker’s compensation, client/inmate costs such as food, clothing and programming costs, costs of financing and administrative overhead expenses such as travel. Increases or decreases in one or more of these items, such as the Company’s recent experience with rising insurance costs, can have a material effect on the Company’s performance.  Management is particularly monitoring the costs of complying with the Sarbanes-Oxley Act of 2002, both in terms of fees paid to third parties, such as independent auditors and consultants, and internal administrative costs.

Management of the Company recognizes that its operating margins are subject to pressure from a variety of factors, but most notably rising costs and governmental and agency budgetary constraints.  Management also believes that successful development is key to mitigating such pressure.  The Company has several development projects committed and in various stages of completion. Until those projects are completed and brought into service, management will monitor operations and existing customer relationships in an attempt to protect operating margins.

Significant 2003 Events

The Company has not been able to develop a use for the operation of the New Morgan Academy since the termination of its last program in the fourth quarter of 2002.  The Company has recognized pre-tax costs of approximately $3.9 million in its Consolidated Statements of Operations and Comprehensive Income (Loss) in 2003 for related holding costs (depreciation, interest, property taxes and other maintenance costs).  See “Managements Discussion and Analysis of Results of Operation — Contractual Uncertainties Related to Certain Facilities” for additional information.

In January 2003, the Company executed a five year lease for the New Mexico Regional Correctional Center in Albuquerque, New Mexico.  The facility consists of two units – the South Tower and the North Tower, which have a service capacity of 500 beds each.  The Company is currently renovating the South Tower and anticipates opening the 500 bed unit in July 2004.  The Company will then renovate the North Tower.  Management estimates that the facility will reach full capacity of 1,000 beds by December 2004.  As of December 31, 2003, the Company had spent approximately $1.0 million on renovations of the 500 bed South Tower unit and expects to spend an additional $2.8 million to complete the renovation of both units.  For the year ended December 31, 2003, the Company recognized pre-opening and start-up costs of approximately $321,000.  At December 31, 2003, the Company did not have a contract for the facility but was in discussions with various governmental agencies for use of the facility.  Based on the Company’s discussions with potential contracting governmental agencies and the demand for services to be provided, management of the Company anticipates obtaining contracts for the initial 500 bed South Tower unit in the near future. However, there can be no assurance that the Company will develop enough volume at the facility to assure its profitability.  The lease for the facility requires monthly rental payments of approximately $113,000 for the first two years and $130,000 for the last three years of the lease.  Management currently expects to incur pre-opening and start-up costs between $1.5 and $2.0 million for the year ending December 31, 2004.  Changes in management’s current estimates as a result of delays in obtaining an operating contract for the facility and the related ramp-up of occupancy could effect the amount of pre-opening and start-up costs currently anticipated by the Company.

In May 2003, the Company purchased a building in San Antonio, Texas for approximately $2.2 million.  The Company renovated this 121 bed residential juvenile facility, named the Texas Adolescent Center, for approximately $1.3 million in cash.  The facility became operational in October 2003 and is currently operating at a capacity of approximately 109.  For the year ended December 31, 2003, the Company incurred pre-opening and start-up costs of approximately $759,000 and recognized revenue of approximately $348,000 for this facility.  Annual revenues are estimated to be approximately $6.1 million in the year ending December 31, 2004.

In June 2003, the Company entered into an agreement with a developer to purchase a 160 bed juvenile residential treatment center, named the Southern Peaks Treatment Center, upon completion of construction of the facility by the developer.  In August 2003, the Company funded approximately $12.9 million into an escrow account for the purchase price of the project.  The Company recognized a charge of approximately $5.4 million to general and administrative expenses in the fourth quarter of 2003 related to the portion of these funds which were diverted and have not been recovered.  See Item 3. "Legal Proceedings" for a further discussion.

In June 2003, the Company executed a five-year management agreement, with an additional five year option, to operate the Jos-Arz Residential Treatment center, a 56-bed juvenile residential facility in the District of Columbia. The facility was previously operated by Corrections Research Institute, Inc. , a 501(c)(3) not-for-profit corporation.  At December 31, 2003, the facility was operating at a capacity of 10.  Management is unable to determine when the facility will reach a break-even expected capacity.  The Company incurred start-up costs of approximately $2.2 million for the year ended December 31, 2003.

In September 2003, the Company entered into negotiations with the state of South Dakota to lease the former State Training School in Plankinton, South Dakota for the operation of a 40 bed juvenile justice center, the Plankinton Regional Detention Center, and a 82 bed residential juvenile treatment center, the Plankinton Regional Treatment Center.  The Company will make minor renovations to the facilities at an estimated cost of approximately $400,000.  As of December 31, 2003, the Company had not finalized the lease agreements or obtained contracts for services at the facilities.  However, management believes there is demand for the Company services to be provided at these facilities and anticipates commencing operation of the detention center in April 2004 and the treatment center in August 2004.  Management anticipates that approximately $1.0 to $1.5 million of pre-opening and start-up costs will be incurred by the Company in the year ending December 31, 2004 related to this facility.

In November 2003, the Company executed a five-year management agreement to operate the Jos-Arz Therapeutic Public Charter School in Washington, DC.  This 70 student school provides for the needs of children who have a diagnosed, level four or five, special educational requirement.  The school will be located within the Jos-Arz Residential Treatment Center already leased by the Company under a five-year lease agreement.  The Company will not incur any significant capital expenditures or rent increases from operating the school.  At current rates, the program is expected to produce approximately $5.0 million in annualized revenues when at full capacity, currently anticipated to be reached in the second quarter of 2004.

Recent Developments

Southern Peaks Treatment Center

Construction of the Southern Peaks Treatment Center is ongoing and progress to date is within the agreed time schedule, but the developer is unable to continue construction in the absence of a valid construction loan.  The Company remains committed to the Center and has reached an oral understanding with the general contractor and the developer for the Company to purchase the property in the near future (prior to its completion), serve as the construction supervisor in lieu of the developer and assume the developer’s rights and obligations under the construction contract.  The Company and its legal counsel are in the process of documenting these understandings.  However, there can be no assurance that the general contractor, the developer and the Company will enter into the written agreements.  Based on these oral understandings, and in accordance with written agreements between the Company and the general contractor, the Company has advanced approximately $1.3 million to the general contractor subsequent to December 31, 2003.  See Item 3. “Legal Proceedings” for further discussion of the Southern Peaks Treatment Center.

Las Vegas Center

In June 2003, the BOP issued a RFP for the operation of a 65 bed adult community-based correctional center in Las Vegas, Nevada.  The Company submitted a proposal in September 2003 and received a request for clarifications to its proposal in January and February 2004.  The Company purchased a building in January 2004 for approximately $1.3 million in anticipation of winning the contract award.  The Company anticipates renovating the building at a cost of approximately $786,000 and anticipates that these renovations can be completed within 120 days after receiving the notice to proceed by the BOP.  If the Company is awarded the contract, the facility, which will have a service capacity of 100 beds after renovations, should be operational in June 2004.

Central California Treatment Center

In January 2004, the Company purchased a building in Los Angeles, California for approximately $2.5 million.  The Company anticipates renovation costs of approximately $2.0 million.  The state of California is in the midst of a severe budget crisis and the California Department of Corrections (CDC) has been charged with reducing their budget by $400.0 million. In addition, California courts have mandated “halfway back”

treatment for parole violators. This new facility could provide service to 220 inmates in a work furlough type program.  Due to the growth of the inmate population, severe budget crisis and recent legal settlement requiring additional community services, management anticipates that this facility will fill a small part of the overall demand.  The potential uses for the facility range from a “halfway back” program to a comprehensive drug and alcohol treatment program.  The Company does not currently have a contract for this facility.

Baker Community Correctional Center Purchase

The Company has a purchase option on the Baker Community Correctional Center, which it is currently leasing.  The Company anticipates finalizing the purchase in the first quarter of 2004 at a purchase price of approximately $2.0 million.  The Company's current operating contract for this facility expires in June 2004.  There is a possibility that the CDC, the Company’s current contracting agency, may cut the funding for the current program at the facility. However, the Company estimates there is enough demand for minimum-security services for another inmate population from the CDC or through a contract with another agency.  Although the Company is actively pursuing a contract renewal with the CDC and believes that it will be forthcoming, there can be no assurance that a renewal will be executed.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses the consolidation of variable interest entities as defined in the Interpretation.  The Company’s adoption of FIN 46 does not change the Company’s accounting for the 2000 synthetic lease transaction and the 2001 Sale and Leaseback Transaction which are consolidated for reporting purposes.  The Company has no other arrangements subject to the provisions of FIN 46. It is reasonably possible that the Company may enter into future arrangements for the development of new facilities or to operate facilities which may become subject to the provisions of FIN 46 and, in some cases, may be required to consolidate the related activities, facilities and financings.

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149 “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. Other provisions of this statement that related to SFAS No. 133 Implementation Issues should continue to be applied in accordance with their respective effective dates. The Company adopted SFAS No. 149 on July 1, 2003 with no significant impact on its results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150 on June 30, 2003 with no significant impact on its results of operations or financial position.

In May 2003, the Emerging Issues Task Force (EITF) reached a consensus on EITF 01-8 “Determining Whether an Arrangement Contains a Lease.” EITF 01-8 provides guidance for determining whether an arrangement contains a lease that is within the scope of SFAS 13. The Company adopted EITF 01-8 on June 30, 2003 with no significant impact on its results of operations or financial position.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP).  The preparation of these financial statements requires that the

Company’s management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities.  The Company evaluates its estimates on an on-going basis, based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and the Company’s activities relative to two financings of operating facilities. All significant intercompany balances and transactions have been eliminated.  Minority interest in consolidated special purpose entities represents equity that other investors have contributed to the special purpose entities.  Minority interest is adjusted for income and losses allocable to the owners of the special purpose entities.  As the cumulative losses of the special purpose entity exceed the equity which is recorded as minority interest by the Company, the excess losses are recorded in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” as amended.  Substantially all of the Company’s revenues are derived from contracts with federal, state and local government agencies which pay either per diem rates based upon the number of occupant days or hours served for the period, on a take-or-pay basis,  cost-plus reimbursement or fee for service basis.  Revenues are recognized as services are provided under the Company’s established contractual agreements to the extent collection is considered probable.

Accounts Receivable and Related Allowance for Doubtful Accounts

The Company extends credit to the government agencies contracted with and other parties in the normal course of business.  The Company regularly reviews its outstanding receivables and historical collection experience, and provides for estimated losses through an allowance for doubtful accounts.  In evaluating the adequacy of established allowances for doubtful accounts, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors.  As the financial condition of these parties change, circumstances develop or additional information becomes available, necessary adjustments to the allowance for doubtful accounts may occur.

Insurance Reserves

The Company maintains insurance coverage for various aspects of its business and operations.  The Company retains a portion of losses that occur through the use of deductibles and retention under self-insurance programs.  The Company regularly reviews the estimates of reported and unreported claims and provides for these losses through insurance reserves.  These reserves are influenced by rising costs of health care and other costs, increases in claims, time lags in claims information and levels of insurance coverage carried. As claims develop and additional information becomes available to management, adjustments  to the related loss reserves may occur.  The Company’s reserves for medical and worker’s compensation claims is subject to change based on management’s estimate of the number and the magnitude of claims to be incurred.

Impairment or Disposal of Long-Lived Assets

The Company reviews its long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets to be held and used be reported at the lower of their carrying amount or fair value.  Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of their carrying amount or fair value less estimated cost to sell. The Company’s estimates of fair value are determined based upon discounted expected future cash flows to be produced by the assets. Factors that significantly influence estimated future cash flows include the periods and levels of occupancy for the facility, expected per diem or reimbursement rates, assumptions regarding the levels of staffing, services and future operating and capital expenditures necessary to generate forecasted revenues, related costs for these activities and future rates of increases or decreases associated with these factors. The Company also considers the results of any appraisals on the properties when assessing fair value. These estimates are highly subjective, particularly in circumstance where no current operating contract is in place and changes in the assumptions and estimates could result in the recognition of impairment charges. The most subjective estimates made in this analysis for 2003 and 2002 relate to the New Morgan Academy and the Moshannon Valley Correctional Center properties.  The Company may be required to record an impairment charge in the future should it not be able to successfully negotiate a contract on any of the facilities that it does not currently have an operating contract.

Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25).  In accordance with the provisions of APB No. 25, stock-based employee compensation cost is not reflected in net income, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. The FASB has recently proposed to mandate expense recognition for stock options and other types of equity-based compensation based on the fair value of the options at the grant date.  Additionally, the FASB is evaluating alternatives regarding how to develop a measure of the fair value of an option.  Based on the final outcome of the FASB proposal, the Company may be required to recognize expense related to stock options and other types of equity-based compensation in future periods.  Additionally, the Company may be required to change its current method for determining the fair value of stock options.  Members of congress have recently introduced legislation which would limit the proposed standard.

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

The following table sets forth for the periods indicated the percentages of revenue represented by certain items in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The percentages for the year ended December 31, 2001 reflect the reclassification of a loss for the early extinguishment of debt of approximately $4.9 million and the related income tax benefit of approximately $2.0 million to the provision for income taxes from extraordinary items as a result of the Company’s adoption of SFAS No.145 on January 1, 2003.

	Year Ended December 31,
	2003	2002	2001

Revenues	100.0%	100.0%	100.0%

Operating expenses	77.2	77.2	77.6
Pre-opening and start-up expenses	1.3	—	1.4
Depreciation and amortization	3.9	3.6	3.5
General and administrative expenses	8.6	7.8	5.8
Income from operations	9.0	11.4	11.7
Interest expense, net	6.5	6.8	7.9
Loss on extinguishment of debt	—	—	1.9
Minority interest in consolidated special purpose entities	—	0.2	(0.6)
Income before provision for income taxes and cumulative effect of changes in accounting principles	2.5	4.4	2.5
Provision for income taxes	1.0	1.8	1.0
Income before cumulative effect of changes in accounting principles	1.5%	2.6%	1.5%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues.  Revenues decreased 1.3% to $ 271.6 million for the year ended December 31, 2003 from $275.1 million for the year ended December 31, 2002.

Adult secure institutional services division revenues increased 2.6%, or approximately $2.6 million, to $102.1 million for the year ended December 31, 2003 from $99.5 million for the year ended December 31, 2002.  Revenues increased approximately $1.3 million due to improved occupancy at the Baker Community Correctional Center.  Due to the expected closure of the facility as of June 30, 2002, occupancy decreased significantly in the second quarter of 2002.  Subsequently, the state of California approved the continued use of the facility and a new contract was obtained for the facility.  The contract is for a term of one year.  Occupancy began ramping up in the third quarter of 2002 but had not reached contract capacity level until late in the fourth quarter of 2002. Additionally, revenues increased approximately $1.9 million due to a 32 bed expansion at the Big Spring Correctional Center completed in April 2003 and a per diem rate increase in June 2003.

The Company’s adult secure institutional services division revenues are primarily generated from contracts with federal and state government agencies.  At December 31, 2003, the Company operated seven adult secure facilities with an aggregate service capacity of 5,917 and a contracted capacity of 5,912.  The remaining contract term for these facilities range from one to seven years.

Average contract occupancy was 99.3% for the year ended December 31, 2003 compared to 97.6% for the year ended December 31, 2002 and the average per diem rate was $47.79 for the year ended December 31, 2003 compared to $48.21 for the year ended December 31, 2002.  The decrease in the average per diem rate was due to a per diem rate reduction at a large facility in the second half of 2003.  The rate reduction was requested by the Company’s contracting agency (the Company mitigated a portion of this rate reduction by negotiating reductions in the level of service provided).  The Company anticipates obtaining a contractual consumer price index (CPI) rate increase for the operating contract at this facility in July 2004.  There were no revenues attributable to start-up operations for the years ended December 31, 2003 and 2002.  Management anticipates that revenue for the adult secure institutional services division will increase approximately $5.7 million in the year ending December 31, 2004 due to the expected opening of the initial 500 beds at the New Mexico Regional Correctional Center in July 2004.  The Company has noted increasing pressure from state and local governments to limit increases or even reduce per diem rates.  Many of these governmental entities are under severe budget pressures and it is possible that more of the Company’s contracting government agencies may approach the Company about per diem rate concessions.  Decreases in, or the lack of anticipated increases in, per diem rates could adversely effect the Company’s current estimate of adult secure institutional services division revenues for the year ending December 31, 2004.  Currently, the Company anticipates obtaining contractual rate increases at its adult secure institutional facilities in 2004.

Juvenile justice, educational and treatment services division revenues decreased 4.9%, or approximately $6.2 million, to $118.8 million for the year ended December 31, 2003 from $125.0 million for the year ended December 31, 2002.  Revenues decreased approximately $13.3 million due to the closure of the New Morgan Academy in the fourth quarter of 2002.  This decrease was offset by a net increase in revenue of approximately $7.1 million which included (1) the acquisition of the Jos-Arz Residential Treatment Center management contract in June 2003 which contributed approximately $1.1 million to 2003 revenues and (2) a combined increase in revenues of approximately $6.0 million due to increased occupancy at various facilities including the Alexander Youth Center, the Leadership Development Program (LDP), the Cornell Abraxas I facility, the Abraxas Center for Adolescent Females (ACAF), the Danville Mental Health programs and the Campbell Griffin Treatment Center.  Additionally, the Texas Adolescent Center, which began operations in October 2003, contributed approximately $348,000 to 2003 revenues.  The Company did not receive per diem rate increases at its juvenile facilities and programs in Pennsylvania in 2003. The Company expects to receive per diem rate increases at these facilities in 2004.

At December 31, 2003 the Company operated 23 residential juvenile facilities with a total service capacity of 1,971 and 15 non-residential juvenile community-based programs with a total program capacity of 2,365.  The Company’s contracts for these facilities and programs are generally with state and local government agencies and generally renew annually.  The Company expects that all current annual contracts will be renewed in 2004.

Average contract capacity for the year ended December 31, 2003 was 90.8% compared to 89.8% for the year ended December 31, 2002.  Excluding the occupancy and contract capacity for the New Morgan Academy in 2002 and the start-up activities of the Jos-Arz Residential Treatment Center and the Texas Adolescent Center in 2003, average contract occupancy was 93.1% for the year ended December 31, 2003 compared to 92.4% for the year ended December 31, 2002.  Although the exclusion of start-up operations and the operations of the New Morgan Academy is a non-GAAP measure, the Company believes it is important to provide average contract capacity rates excluding start-up facilities so as to provide more comparable information with other periods.  The average per diem rate for the Company’s residential juvenile facilities was approximately $164.89 for the year ended December 31, 2003 compared to approximately $170.98 for the year ended December 31, 2002. The decrease in the average per diem rate was primarily due to the closure of the New Morgan Academy in the fourth quarter of 2002. The Company’s average rate for its juvenile non-residential community-based programs was approximately $28.19 for the year ended December 31, 2003 compared to approximately $28.82 for the year ended December 31, 2002.

Revenues attributable to start-up operations were approximately $1.4 million for the year ended December 31, 2003 and were attributable to the Jos-Arz Residential Treatment Center and the Texas Adolescent Center.  There were no revenues attributable to start-up operations for the year ended December 31, 2002.

The Company anticipates that its juvenile services division revenues will increase approximately $24.2 million in the year ending December 31, 2004 due to the operations of the Jos-Arz Residential Treatment Center and the Texas Adolescent Center and the opening of the Jos-Arz Therapeutic Public Charter School which is currently estimated to begin operating in the second quarter of 2004.  Additionally, the Company anticipates an increase in revenue of approximately $8.2 million in 2004 due to the Plankinton Regional Detention Center, the Plankinton Regional Treatment Center and the Southern Peaks Treatment Center, which are currently estimated to begin operating in April 2004, August 2004 and June 2004, respectively. Operating contracts for these facilities have not yet been secured. A delay in construction or renovation of these facilities or a delay in the execution of operating contracts, or occupancy levels below management’s current estimates could effect the realization of the projected revenue increase. Additionally, the Company terminated its contract for the Santa Fe County Juvenile Development Program effective January 28, 2004. Revenues for the Santa Fe County Juvenile Development Program were approximately $4.0 million for the year ended December 31, 2003.

Adult community-based corrections and treatment services division revenues increased 0.2%, or approximately $86,000, to $50.7 million for the year ended December 31, 2003 from $50.6 million for the year ended December 31, 2002 due to overall increased occupancy throughout the division offset, in part, by a decrease in revenue as a result of the Company’s termination of the Santa Barbara Center contract in March 2003 and the Inglewood Men’s Center contract in June 2003.  These contract terminations decreased revenues for the year ended December 31, 2003 by approximately $879,000.

At December 31, 2003, the Company operated 14 residential adult community-based corrections and treatment facilities with a total service capacity of 1,977 and seven non-residential community-based corrections and treatment programs with a total service capacity of 1,817.  The Company’s contracts for these services are primarily with federal, state and local government agencies.  The remaining term on these contracts range from one to five years, with additional renewal options.  Average contract occupancy was 110.7% for the year ended December 31, 2003 compared to 110.2% for the year ended December 31, 2002.  The Company experienced occupancy percentages in excess of 100.0% due to actual occupancy at certain residential adult community-based corrections and treatment facilities exceeding contracted capacity.  The Company currently cannot predict whether this level of occupancy will continue in future periods. There were no revenues attributable to start-up operations for the years ended December 31, 2003 and 2002.

The Company anticipates a decrease in revenues from its adult community-based corrections and treatment services division of approximately $363,000 in the year ending December 31, 2004 due to the termination of the Inglewood Men’s Center contract in June 2003 and the termination of the Santa Fe Electronic Monitoring program in early 2004, offset in part, by increases in revenues at various other of the Company’s adult community-based facilities and programs.

Operating Expenses.  Operating expenses decreased 1.2%, or $2.6 million, to $209.7 million for the year ended December 31, 2003 from $212.3 million for the year ended December 31, 2002.

Adult secure institutional services division operating expenses increased 4.5%, or approximately $3.1 million, to $72.5 million for the year ended December 31, 2003 from $69.4 million for the year ended December 31, 2002 due primarily to the increased occupancy at the Baker Community Correctional Center as a result of the contract renewal in June 2002 and increased occupancy at the Big Spring Correctional Center as a result of an expansion completed in April 2003.

As a percentage of adult secure division revenues, adult secure institutional services division operating expenses were 71.0% for the year ended December 31, 2003 compared to 69.7% for the year ended December 31, 2002.  The decline in the 2003 operating margin as compared to 2002 is due to a per diem rate decrease at a large facility in the second half of 2003.  Additionally, the per diem rate increase at a certain other large facility was not enough to compensate for the increase in operating costs, specifically Department of Labor (DOL) wage increases mandated in the operating contract. The Company also experienced higher medical and worker’s compensation insurance costs in 2003 as compared to 2002.

Juvenile justice, educational and treatment services division operating expenses decreased 5.3%, or approximately $5.5 million, to $99.4 million for the year ended December 31, 2003 from approximately $105.0 million for the year ended December 31, 2002 due primarily to the closure of the New Morgan Academy in the fourth quarter of 2002. Operating expenses for the New Morgan Academy were approximately $1.6 million for the year ended December 31, 2003 compared to approximately $12.0 million in the year ended December 31, 2002.  This decrease was offset, in part, by a net increase in operating expenses of approximately $4.8 million due primarily to increased occupancy at various facilities including the Alexander Youth Center, LDP, the Cornell Abraxas I facility, ACAF, Danville Mental Health programs and the Campbell Griffin Treatment Center.

As a percentage of juvenile division revenues, excluding start-up operations, juvenile justice, educational and treatment services division operating expenses were 84.7% for the year ended December 31, 2003 compared to 84.0% for the year ended December 31, 2002.  The decline in the 2003 operating margin is due to the lack of per diem rate increases at the Company’s juvenile facilities and programs in Pennsylvania coupled with an increase in medical and worker’s compensation insurance expense in 2003 as compared to 2002.

Adult community-based corrections and treatment services division operating expenses increased 2.0%, or approximately $0.8 million, to $38.4 million for the year ended December 31, 2003 from $37.6 million for the year ended December 31, 2002 due to overall increased occupancy throughout the division offset, in part, by a decrease in operating expenses as a result of the termination of the Santa Barbara Center contract in March 2003 and the Inglewood Men’s Center contract in June 2003.

As a percentage of adult community-based revenue, adult community-based corrections and treatment services division operating expenses were 75.7% for the year ended December 31, 2003 compared to 74.3% for the year ended December 31, 2002.  The decline in the 2003 operating margin was due primarily to increased medical and worker’s compensation insurance in 2003 as compared to 2002.

Pre-Opening and Start-up Expenses.  Pre-opening and start-up expenses for the year ended December 31, 2003 were approximately $3.4 million and were attributable to the pre-opening and start-up costs of the Jos-Arz Residential Treatment Center, the Southern Peaks Treatment Center, the New Mexico Regional Correctional Center and the Texas Adolescent Center. These expenses consisted primarily of personnel and related expenses, building rent, professional and recruiting expenses. There were no pre-opening and start-up expenses for the year ended December 31, 2002.

The Company anticipates incurring pre-opening and start-up costs of approximately $4.6 million in the year ending December 31, 2004 for the pre-opening and start-up activities of the Jos-Arz Residential Treatment Center, the Southern Peaks Treatment Center, the New Mexico Regional Correctional Center, the Plankinton Regional Treatment Center and the Plankinton Regional Detention Center.  Unforeseen construction or renovation delays, occupancy levels below management’s current estimates, or additional development projects not included within current estimates, could affect the Company’s projected pre-opening and start-up costs.

Depreciation and Amortization.   Depreciation and amortization expense increased 9.4%, or $920,000, to approximately $10.7 million for the year ended December 31, 2003 from approximately $9.8 million for the year ended December 31, 2002. The increase in depreciation and amortization expense was due primarily to depreciation of current year property and equipment additions of approximately $22.3 million which included, among other things, the repurchase of furniture and equipment leased under a sale and leaseback transaction in 1999 for approximately $4.8 million, the purchase and renovation of the Texas Adolescent Center for approximately $4.3 million, land and construction costs for the Southern Peaks Treatment Center of approximately $2.3 million, capitalized interest and development costs for the Moshannon Valley Correctional Center of approximately $2.6 million, renovations to the New Mexico Regional Correctional Center of approximately $1.0 million, an expansion at the Cornell Abraxas I facility for approximately $921,000, an expansion at the Salt Lake City Center for approximately $491,000, the purchase of a software license agreement for approximately $424,000 and a 32 bed expansion at the Big Spring Correctional Center for approximately $302,000.  Amortization of intangibles was approximately $895,000 and $878,000 for the years ended December 31, 2003 and 2002, respectively.  The Company expects amortization of intangibles to increase by approximately $200,000 in the year ending December 31, 2004 due to the amortization of two non-compete agreements resulting from the acquisition of the Jos-Arz Residential Treatment Center management contract in June 2003.

General and Administrative Expenses.  General and administrative expenses increased 9.0%, or approximately $1.9 million, to $23.4 million for the year ended December 31, 2003 from $21.5 million for the year ended December 31, 2002. Included in general and administrative expenses for the year ended December 31, 2003 is a charge of approximately $5.4 million to provide an allowance on an unrecovered escrow deposit related to the Southern Peaks Treatment Center.  Additionally, general and administrative expenses include costs of approximately $580,000 for site acquisition costs and legal expenses primarily associated with the Company’s increased development activity, expenses related to various financing efforts and other compensation costs.

General and administrative expenses for the year ended December 31, 2002 included charges totaling approximately $4.4 million for (1) legal and professional fees of approximately  $1.9 million related to the Special Committee review and the subsequent restatement of the Company’s 2001 financial statements and for the defense of the Company’s related stockholder litigation, (2) a write-off of approximately $1.0 million of deferred project financing costs associated with the BOP Southeast Project and (3) the settlement of a management contract with the Company’s former president who resigned his position in September 2002 for approximately $1.5 million.

Excluding the charges discussed above from the 2003 and 2002 periods, general and administrative expenses were approximately $17.4 million and $17.1 million for the years ended December 31, 2003 and 2002, respectively.

Interest.  Interest expense, net of interest income, decreased to approximately $17.7 million for the year ended December 31, 2003 from approximately $18.7 million for the year ended December 31, 2002. For the year ended December 31, 2002, interest expense includes approximately $825,000 for lenders’ fees and related professional fees incurred to obtain certain waivers and amendments to the Company’s credit agreement in conjunction with the restatement of the Company’s 2001 financial statements.  The remaining decrease in net interest expense of approximately $245,000 is attributable to a reduction in overall borrowings during 2003 as compared to 2002 due principally to annual repayments MCF’s the 8.47% Bonds.

The Company capitalized interest of approximately $760,000 and $823,000 for the year ended December 31, 2003 and 2002, respectively, related solely to the design and development of the Moshannon Valley Correctional Center. The decrease in capitalized interest in 2003 as compared to 2002 was due to decreased interest rates on the Company’s Synthetic Lease Investor Notes discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Long-Term Credit Facilities.”

Minority Interest in Consolidated Special Purpose Entities.  The cumulative losses of MCF exceeded the recorded minority interest of MCF during the first quarter of 2002.  The cumulative losses of the Synthetic Lease Investor (discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Long-Term Credit Facilities”) exceeded the recorded minority interest of the Synthetic Lease Investor during the third quarter of 2001.  Since the cumulative losses of MCF and the Synthetic Lease Investor exceed the equity that was recorded as minority interest by the Company, the excess losses can no longer be allocated to the minority interest in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  For the year ended December 31, 2002, the Company recorded a charge of approximately $0.6 million as a result of a distribution made by MCF to its equity investors.

Income Taxes.  For the year ended December 31, 2003, the Company recognized a provision for income taxes at an estimated effective rate of 41.0%.   For the year ended December 31, 2002, the Company recognized a provision for income taxes at an estimated effective rate of 40.3%.  The increase in the effective tax rate is due primarily to higher estimated effective state tax rates and higher non-deductible lobbying expenses in 2003 as compared to 2002.

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

Adult secure institutional division operating expenses decreased 7.0% to $69.4 million for the year ended December 31, 2002 from $74.6 million for the year ended December 31, 2001 due primarily to the Company’s termination of the Santa Fe County Adult Detention Center contract effective September 30, 2001.  Additionally, operating expenses decreased at the Baker Community Correctional Facility and the Leo Chesney Community Correctional Facility due to reduced occupancy during 2002 as previously discussed.  The decrease in operating expenses due to the above facilities was offset, in part, by an increase in operating expenses at the Big Spring Complex due to a facility expansion completed in the first quarter of 2001.  As a percentage of revenues, adult secure institutional division operating expenses were 69.7% for the year ended December 31, 2002 compared to 74.8% for the year ended December 31, 2001.  The 2002 operating margin was impacted favorably due to the termination of the lower margin Santa Fe County Adult Detention Center contract, the expansion of the Big Spring Complex, per diem increases at various facilities, unusually high utility costs during the first quarter of 2001 as a result of increased natural gas prices and an increase in offender medical expenses at certain facilities.

Juvenile division operating expenses increased 11.8% to $105.0 million for the year ended December 31, 2002 from $93.8 million for the year ended December 31, 2001 due primarily to (1) the commencement of a management contract at the Alexander Youth Center and the opening of the William Penn Harrisburg Alternative School in the third quarter of 2001, (2) increased occupancy at ACAF due to a facility expansion completed early in 2001 and (3) increased average occupancy at various facilities.  Additionally, operating expenses increased at the New Morgan Academy in 2002 as a portion of 2001 operating expenses were classified as pre-opening and start-up expenses.  Including 2001 pre-opening and start-up expenses, operating expenses for the New Morgan Academy decreased in 2002 as compared to the prior year due to reduced occupancy.  As previously discussed, the Company closed the New Morgan Academy early in the fourth quarter of 2002.  As a percentage of revenues, excluding start-up operations in 2001, juvenile division operating expenses were 84.0% for the year ended December 31, 2002 compared to 82.7% for the year ended December 31, 2001.  The decline in the 2002 operating margin was primarily a result of the decline in occupancy and the closing of the New Morgan Academy.  This decline was offset, in part, by improved margins at the Alexander Youth Center in 2002 as occupancy reached contracted capacity.

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

Interest.  Interest expense, net of interest income, decreased to $18.7 million for the year ended December 31, 2002 from $20.9 million for the year ended December 31, 2001.  The Company capitalized interest of approximately $823,000 for the year ended December 31, 2002 related to the construction of the Moshannon Valley Correctional Center.  For the year ended December 31, 2001, the Company capitalized interest of approximately $1.3 million related primarily to the construction of the Moshannon Valley Correctional Center. The decrease in capitalized interest in 2002 was due to decreased interest rates on the Company’s Synthetic Lease Investor Notes discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Long-Term Credit Facilities.”  For the year ended December 31, 2002, interest expense includes approximately $825,000 for lenders’ fees and related professional fees incurred to obtain certain waivers and amendments to the Company’s credit agreement obtained in conjunction with the restatement of its financial statements.  For the year ended December 31, 2001, interest expense included a charge of approximately $818,000 for the write-off of a portion of unamortized deferred debt issuance costs related to the Company’s amended 2000 Credit Facility (defined under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Long-Term Credit Facilities”) as a result of the repayment of all outstanding borrowings and the associated reduction in the credit commitment.  The Company also recognized less interest expense in the year ended December 31, 2002 due to repayment of the Company’s debt under its revolving line of credit and its subordinated notes from the proceeds from a Common Stock offering in 2001 and the 2001 Sale and Leaseback Transaction.  Additionally, the Company recognized less interest expense in 2002 due to decreased interest rates on the Company’s Synthetic Lease Investor Notes.

Loss on  Extinguishment of Debt.  For the year ended December 31, 2001, the Company recognized a loss on the extinguishment of debt of approximately $4.9 million for the early retirement of the Company’s Senior Secured Notes and the Company’s Subordinated Notes in 2001.

Minority Interest in Consolidated Special Purpose Entities.  The cumulative losses of MCF exceeded the recorded minority interest of MCF during the first quarter of 2002.  The cumulative losses of the Synthetic Lease Investor (discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Long-Term Credit Facilities”) exceeded the recorded minority interest of the Synthetic Lease Investor during the third quarter of 2001.  Since the cumulative losses of MCF and the Synthetic Lease Investor exceed the equity that was recorded as minority interest by the Company, the excess losses can no longer be allocated to the minority interest in the Company’s Consolidated Statements of Operations and Comprehensive Income in 2002.  For the year ended December 31, 2002, the Company recorded a charge of approximately $0.6 million as a result of a distribution made by MCF to its equity investors.

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

Liquidity and Capital Resources

General.  The Company’s primary capital requirements are for (1) purchases, construction or renovation of new facilities, (2) expansions of existing facilities, (3) working capital, (4) pre-opening and start-up costs related to new operating contracts, (5) acquisitions, (6) information systems hardware and software and (7) furniture, fixtures and equipment purchases.  Working capital requirements generally increase immediately prior to the Company commencing management of a new facility as the Company incurs start-up costs and purchases necessary equipment and supplies before facility management revenue is realized.

Cash Flows From Operations.  Cash flows provided by operating activities were approximately $26.2 million for the year ended December 31, 2003 compared to approximately $19.8 million for the year ended December 31, 2002. The increase was primarily attributable to the $5.4 million loss recorded on the Southern Peaks Treatment Center escrow deposit reported as a provision for bad debt, plus increases in deferred tax liabilities and accounts payable and accrued liabilities.  These cash flow increases were partially offset by other working capital changes.

Cash Flows From Investing Activities.  Cash used in investing activities was approximately $36.0 million for the year ended December 31, 2003 due primarily to capital expenditures of approximately $22.3 million related primarily to (1) the purchase and renovation of the Texas Adolescent Center for approximately $4.3 million, (2) the repurchase of furniture and equipment previously leased under a sale and leaseback transaction in 1999 for approximately $4.8 million, (3) renovations to the New Mexico Regional Correctional Center of approximately $1.0 million, (4) land and development costs for the Southern Peaks Treatment Center of approximately $2.3 million, (5) capitalized interest and development costs for the Moshannon Valley Correctional Center of approximately $2.6 million, (6) a 32 bed expansion at the Big Spring Correctional Center Cedar Hill unit for approximately $302,000, (7) an expansion at the Salt Lake City Center for approximately $491,000, and (8) information technology and software development costs of approximately $1.0 million. Additionally, the Company made net payments of approximately $10.4 million related to the Southern Peaks Treatment Center’s restricted escrow arrangement.  Cash used in investing activities was approximately $12.3 million for the year ended December 31, 2002 due primarily to capital expenditures of approximately $11.1 million related to various facility improvements and/or expansions, information technology and software development costs.

Cash Flows From Financing Activities.  Cash used in financing activities was approximately $2.7 million for the year ended December 31, 2003 due primarily to the payments on long-term debt of approximately $28.6 million, offset by borrowings on long-term debt of approximately $24.3 million, and the repurchase of approximately $1.2 million of treasury shares. The Company had cash provided by financing activities of approximately $2.4 million from the proceeds from stock option exercises and approximately $440,000 from the repayment of shareholder notes.  Net cash used in financing activities in 2002 was approximately $8.1 million.  Net cash used in financing activities was lower in 2003 as compared to 2002 due to net borrowings of $2.0 million on the Company’s revolving line of credit and $1.3 million on the Company’s Synthetic Lease Notes A and B to fund an increase in capital expenditures and interest costs on the Moshannon Valley Correctional Center in 2003.  Additionally, proceeds from the exercise of stock options were approximately $1.8 million higher in 2003 and cash spent for treasury share repurchases was approximately $1.2 million lower in 2003 as compared to 2002.

Long-Term Credit Facilities. The Company’s amended 2000 Credit Facility originally provided for borrowings of up to $45.0 million under a revolving line of credit.  The commitment amount is reduced by $1.6 million quarterly beginning July 2002 and by outstanding letters of credit. The Company had outstanding letters of credit of approximately $5.1 million at December 31, 2003. Accordingly, the available undrawn commitment amount under the amended 2000 Credit Facility was $28.2 million as of December 31, 2003.  The amended 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 2.0%, or a rate which is 3.0% above the applicable LIBOR rate.  The amended 2000 Credit Facility is collateralized by substantially all of the Company’s assets, including the stock of all of the Company’s subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain leverage, net worth and debt service coverage covenants.  Additionally, the Company is limited to $2.5 million annually for the repurchase of its common stock with an aggregate limit of $7.5 million. The Company has obtained an amendment from the lenders under the amended 2000 Credit Facility extending the scheduled construction termination date for the Moshannon Valley Correctional Center.  The amendment is effective through June 30, 2005.  The Company and its lenders agreed subsequent to December 31, 2003 to amend covenants to facilitate compliance with the terms of the facility despite the loss of the Southern Peaks Treatment Center escrowed funds.  Included in the Company’s cash and cash equivalents at December 31, 2003 is approximately $39.8 million that is invested in a separate account that is available to the Company for investment purposes or working capital with the approval of the lenders under the amended 2000 Credit Facility.  This separate account is maintained, in part, to assure future credit availability.

Additionally, the amended 2000 Credit Facility provides the Company with the ability to enter into synthetic lease agreements for the acquisition or development of operating facilities.  This synthetic lease financing arrangement provides for funding to the lessor under the leases of up to $100.0 million, of which approximately $52.4 million had been utilized as of December 31, 2003.  The Company pays commitment fees at a rate of 0.5% annually for the unused portion of the lease financing capacity.

The Company’s lease financing arrangement under the amended 2000 Credit Facility is a “synthetic lease.”  A synthetic lease is a form of lease financing that qualifies for operating lease accounting treatment and, when all criteria pursuant to GAAP are met, is accounted for “off-balance sheet”.  Under such a structure, the Synthetic Lease Investor may be considered a virtual SPE when it obtains debt and equity capital to finance the project(s) and leases the projects to a company.  This financial structure was used to finance the construction of the New Morgan Academy completed in the first quarter of 2001, the acquisition of the Taylor Street Center building in early 1999, and the construction-to-date of the incomplete Moshannon Valley Correctional Center.  The synthetic lease used to finance the above projects was originally entered into in December 1998 and was amended in July 2000 whereby the available financing was increased from $40.0 million to $100.0 million and the lease term extended to July 2005.

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

The Company’s adoption of FIN 46 in 2003 did not change the Company’s accounting for the 2000 synthetic lease transaction and the 2001 Sale and Leaseback Transaction, which are consolidated for reporting purposes.  It is reasonably possible that the Company may enter into future arrangements for the development of new facilities or to operate facilities that may become subject to the provisions of FIN 46 and, in some cases, may be required to consolidate the related activities, facilities and financings.

The Synthetic Lease Investor’s Note A and Note B have total credit commitments of $81.4 million and $15.1 million, respectively.  The Synthetic Lease Investor’s Notes A and B are cross collateralized with the Company’s revolving line of credit and contain cross default provisions.

Management is in the process of negotiating terms for a new senior credit facility to refinance the amended 2000 Credit Facility.  If the Company is successful in refinancing the amended 2000 Credit Facility, the Company will incur charges related to the extinguishment of the synthetic lease obligations and write-off of previously deferred financing costs.  At December 31, 2003, these costs totaled approximately $2.3 million.

Contractual Uncertainties Related to Certain Facilities.  In January 2003, the Company executed a five year lease for the New Mexico Regional Correctional Center in Albuquerque, New Mexico.  The facility consists of two units – the South Tower and the North Tower, which have a service capacity of 500 beds each.  The Company is currently renovating the South Tower and anticipates opening the 500 bed unit in July 2004.  The Company will then renovate the North Tower.  Management estimates that the facility will reach full capacity of 1,000 beds by December 2004. As of December 31, 2003, the Company had spent approximately $1.0 million on renovations of the 500 bed South Tower unit and expects to spend an additional $2.8 million to complete the renovation of both units.  For the year ended December 31, 2003, the Company recognized pre-opening and start-up costs of approximately $321,000.  At December 31, 2003, the Company did not have a contract for the facility but was in discussions with various governmental agencies for use of the facility.  Based on the Company’s discussions with potential contracting governmental agencies and the demand for services to be provided, management of the Company anticipates obtaining contracts for the initial 500 bed South Tower unit in the near future. However, there can be no assurance that the Company will develop enough volume at the facility to assure its profitability.  The lease for the facility requires monthly rental payments of approximately $113,000 for the first two years and $130,000 for the last three years of the lease.  Depending on the ultimate services to provided and the timing of occupancy ramp-up, management expects this facility will incur additional pre-opening and start-up costs of approximately $1.5 to $2.0 million.

In June 2003, the Company entered into an agreement with a developer to purchase a 160 bed residential treatment center for juveniles, named the Southern Peaks Treatment Center, upon completion of construction of the facility by the developer.  In August 2003, the Company funded approximately $12.9 million into an escrow account for the purchase of the real property.  The escrow account is the subject of litigation and has resulted in the Company recognizing a loss of $5.4 million. See Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Southern Peaks Treatment Center” for additional information.

In September 2003, the Company entered into negotiations with the state of South Dakota to the lease the former State Training School in Plankinton, South Dakota to operate a 40 bed juvenile justice center, the Plankinton Regional Detention Center, and a 82 bed residential juvenile treatment center, the Plankinton Regional Treatment Center.  The Company will make some minor renovations to the facilities at an estimated cost of approximately $400,000.  As of December 31, 2003, the Company had not finalized the lease agreements or obtained contracts for services at the facilities.  However, management believes there is demand for the Company’s services to be provided at these facilities and anticipates operating the detention center in April 2004 and the treatment center in August 2004.

The Company closed the New Morgan Academy in the fourth quarter of 2002 and is currently considering several options ranging from the sale or lease of the facility to the utilization of the facility for another type of program. As of December 31, 2003, management of the Company was focusing its efforts on reactivating the facility.  The primary use currently under consideration is using the facility to house illegal non-criminal adult detainees or to house non-criminal juvenile aliens. Management is discussing these opportunities with the Bureau of Immigration and Customs Enforcement (BICE), who has indicated a level of interest but necessary budget appropriations have not been made and the parties have not progressed to contract phase. There can be no assurance that the Company will be successful in securing a contract with BICE.  Further, before the Company could house adult detainees, the Company will likely need to obtain a change in the zoning of the Academy, which is currently zoned only for the housing of juveniles. There can be no assurances that the Company will be able to secure the contemplated zoning change or to do so on terms favorable to the Company.  Management of the Company believes that there is a market for the services the Company could provide at per diem rates that will support the recovery of the cost structure of the facility.  However, the Company will continue to evaluate any offers to buy or lease the facility.  The Company is maintaining a small staff to secure and maintain the facility while the Company considers its options for the use or sale of the facility.  The Company expects to incur operating expenses of approximately $150,000 per month for payroll, property taxes and other operating costs until the facility is utilized for an alternative program or until the facility is sold.  Additionally, the Company is incurring interest expense of approximately $140,000 per month related to the borrowings for the facility and depreciation expense of approximately $46,000 per month for the building.

The carrying value of the property and equipment at the New Morgan Academy was approximately $30.4 million at December 31, 2003.  Management performed a probability-weighted recoverability analysis and believes that, based on its analysis, the long-lived assets at the New Morgan Academy are recoverable from the range of alternative courses of action currently available to the Company.  Accordingly, pursuant to the provisions of SFAS No. 144, an impairment allowance is not deemed necessary as of December 31, 2003.  However, management estimates that, were the Company to sell the facility, it is reasonably possible that the Company would not be able to fully recover the carrying value of its long-lived assets for this facility.

In March 2003, the Company reached an agreement with the Commonwealth of Pennsylvania that resolved all outstanding administrative issues relative to the contract awarded to the Company by the BOP to operate the Moshannon Valley Correctional Center. In October 2003, the Company received final approval from the BOP of a revised building design for Moshannon Valley Correctional Center. Construction plans are being developed for the new design and work is expected to begin in the second quarter of 2004. In the interim, the Company is negotiating a contract amendment with the BOP to accommodate the revised facility design and update the contract for changes since it was originally signed. If and when an amendment to the contract with the BOP is successfully negotiated, this agreement would allow the Company to move forward with the construction and operation of the facility.

As of December 31, 2003, the Company had incurred approximately $18.2 million for design, construction and land development costs and capitalized interest related to the Moshannon Valley Correctional Center contract. The Company is in the process of submitting a claim to the BOP for reimbursement of costs related to the original construction efforts incurred beginning in 1999. The Company estimates an additional capital investment of approximately $74.0 million to complete construction of the facility.  Financing of the facility is subject to re-approval of the project by the lenders under the Company’s amended 2000 Credit Facility and agreement by such lenders to amend certain financial covenants and provisions of the amended 2000 Credit Facility. In the event the Company’s lenders are unwilling to re-approve the project or to adopt the necessary amendments, or if the Company’s cash and current financing arrangements do not provide sufficient financing to fund construction costs related to the project, the Company anticipates needing to obtain additional sources of financing.

According to the BOP contract, as amended, the Company was required to complete the construction of the project by January 15, 2004. The Company did not complete construction by that date and anticipates obtaining another long-term contract amendment from the BOP extending the construction deadline. In the event the Company is not able to negotiate a contract amendment with the BOP, then the BOP may have the right to assert that the Company has not completed construction of the facility within the time frame provided in the BOP contract, as amended. Management expects that the contract will be amended to address cost and construction timing matters resulting from the extended delay.  In the event that the BOP decides not to continue with the construction of the Moshannon Valley Correctional Center and terminates the contract, management believes that the Company has the right to and will recover its invested costs. In the event any portion of these costs are determined not to be recoverable upon contract termination by the BOP, the Company will expense that portion of costs that cannot be capitalized with respect to the Company's remaining real property interest.

Separate from a possible recovery in the event that the BOP terminates the Moshannon Valley contract, the Company is pursuing a claim for reimbursement of a portion of its expenses incurred in connection with the issuance of the Stop-Work Order and the delay of the project (included among these expenses is approximately $1.4 million in accounts receivable for expenses incurred by the Company after the June 1999 issuance of the Stop –Work Order).  This reimbursement claim is independent of the amendment to the contract – i.e., if the BOP agrees to an amendment of the contract, the Company will still pursue its claim – and the Company is currently negotiating this claim with the BOP.  The BOP has asserted that it is only responsible for reimbursing a portion of these costs – that portion of the investment lost due to the issuance of the Stop-Work Order.  Although the Company believes that the BOP will reimburse substantially more than the $1.4 million account receivable, it is uncertain how much the BOP will agree to pay in connection with the Company’s claim for reimbursement.  Any amounts not reimbursed by the BOP will be included in the construction costs for the Moshannon Valley project.

Treasury Stock/Repurchases.  The Company repurchased in the open market 106,500 shares of its common stock for approximately $1.2 million in the year ended December 31, 2003.  The Company repurchased in the open market 277,100 shares of its common stock for approximately $2.4 million in the year ended December 31, 2002.

In 2002, the board of directors authorized the repurchase of an aggregate $10.0 million of the Company’s outstanding shares.  The annual repurchase of shares is limited to $2.5 million, and an aggregate limit of $7.5 million, under the amended 2000 Credit Facility.  Under the current aggregate limitation under the amended 2000 Credit Facility, as of December 31, 2003 the Company can purchase additional shares of treasury stock valued at approximately $0.8 million.

Future Liquidity.  Management believes that the Company’s existing cash and cash equivalents and the cash flows generated from operations, together with the revolving credit available under the amended 2000 Credit Facility, and the synthetic lease financing capacity thereunder, will provide sufficient liquidity to meet the Company’s committed capital and working capital requirements for currently awarded and certain potential future contracts.  To the extent the Company’s cash and current financing arrangements do not provide sufficient financing to fund construction costs related to future adult secure institutional contract awards or significant facility expansions, the Company anticipates obtaining additional sources of financing to fund such activities.  Management is in the process of negotiating terms for a new senior credit facility to refinance the amended 2000 Credit Facility which matures in July 2005. Additionally, management is pursuing other sources of debt financing to fund a portion of the construction costs for the Moshannon Valley Correctional Center. However, there can be no assurance that such financing will be available, or will be available on terms favorable to the Company.

Contractual Obligations and Commercial Commitments.  The Company has assumed various financial obligations and commitments in the ordinary course of conducting its business.  The Company has contractual obligations requiring future cash payments under its existing contractual arrangements, such as management, consulting and non-competition agreements.

The Company maintains operating leases in the ordinary course of its business activities.  These leases include those for operating facilities, office space and office and operating equipment, and the terms of the agreements vary from 2004 until 2075.  As of December 31, 2003, the Company’s total commitment under these operating leases was approximately $41.9 million.

The following table details the Company’s known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2003 (in thousands):

	Payments Due by Period
	Total	2004	2005 - 2006	2007 - 2008	Thereafter
Contractual Obligations:
Long-term debt
- Cornell Companies, Inc.	2,000	—	2,000	—	—
- Special Purpose Entities	$233,590	$8,300	$69,290	$21,900	$134,100
Capital lease obligations
- Cornell Companies, Inc.	8	6	2	—	—
Operating leases	41,933	5,783	8,219	6,275	21,656
Consultative and non-competition agreements	980	360	620	—	—
Total contractual cash obligations	$278,511	$14,449	$80,131	$28,175	$155,756

The Company enters into letters of credit in the ordinary course of operating and financing activities.  As of December 31, 2003, the Company had outstanding letters of credit of approximately $5.1 million primarily for certain workers’ compensation insurance and other operating obligations.  The following table details the Company’s letter of credit commitments as of December 31, 2003 (in thousands):

	Total	Amount of Commitment Expiration Per Period
	Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Commercial Commitments:
Standby letters of credit	$5,108	$5,108	$—	$—	$—

Related Party Transactions

One of the directors of the Company is a partner in a law firm that provides legal services to the Company. The Company pays legal fees for such services.  Legal fees paid to this law firm were approximately $1.1 million, $1.5 million and $2.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

In July 1996, the Company entered into promissory notes with the Company’s former president and the Company’s founder, a director of the Company until October 2003.  The promissory notes bear interest at an annual rate of 6.63%, mature in June 2004 with no interim interest or principal payments, are full recourse and collateralized by shares of the Company’s common stock.  These notes were repaid in total prior to December 31, 2003.

In connection with the Company president’s resignation in September 2002, the outstanding principal and interest balance of approximately $76,000 and $35,000, respectively, was repaid. In October 2003, the principal and related accrued interest receivable related to the Company founder’s note of $270,000 and $129,000, respectively, was repaid.  The Company recognized approximately $17,000, $29,000 and $29,000 of interest income related to these notes for the years ended December 31, 2003, 2002 and 2001.

Effective September 1, 1999, the Company entered into a consulting agreement with the Company’s founder, who was a director of the Company through October 2003.  As compensation for consulting services, the Company agreed to an annual payment of at least $255,000 for each of the first four years of the seven-year initial term of the consulting agreement with an annual payment of at least $180,000 for each of the last three years of the seven-year initial term of the consulting agreement.  The Company has an option to renew the consulting agreement for an additional three-year term at an annual salary of at least $300,000 for each of the three years of the renewal term.  As additional compensation, the Company agreed to an annual bonus, subject to certain limitations, equal to $75,000 during the first four years of the seven-year initial term and an annual bonus of $60,000 during the last three years of the seven-year initial term and during any renewal term.  The Company also agreed to grant options to purchase an aggregate 120,000 shares of the Company’s common stock in four equal annual installments beginning September 1, 2000.  The options have an exercise price equal to the fair market value of the Company’s common stock on the date of grant and vest at the time such options are granted, subject to certain limitations on exercise.  For the year ended December 31, 2003, the Company’s founder accepted a $100,000 cash payment in lieu of unexercised options.  This payment was expensed by the Company in 2003.

As part of the consulting agreement discussed above, the Company entered into a non-compete agreement with the Company’s founder.  The non-compete agreement has a term of 10 years and requires the Company to pay a monthly fee of $10,000 for the seven-year initial term of the consulting agreement.  The Company capitalizes the monthly payments and amortizes the amounts over the 10-year term of the consulting agreement. The Company recognized amortization expense related to this agreement of approximately $84,000 for each of the years ended December 31, 2003, 2002 and 2001.

The Company maintains a life insurance policy for the Company’s founder and made payments related to this policy of approximately $223,000, $214,000 and $215,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company also compensated the Company’s founder for board of director fees in amounts of $12,000, $30,000 and $22,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Total payments made for the above consulting and non-compete agreements, board of director fees and expense reimbursements for the Company’s founder were approximately $531,000, $477,000 and $428,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company also has a non-compete agreement with a director of the Company in connection with the acquisition of The Abraxas Group, Inc. in September 1997.  Under this agreement, the Company is required to pay annual installments of $60,000 beginning January 2, 1998.  These payments can and have been accelerated upon the mutual agreement of the director and the Company.  As of December 31, 2003, the balance on this non-compete agreement had been paid in full. The balance due on this non-compete agreement as of December 31, 2002 was approximately $200,000.  The Company made payments under this agreement of $200,000, $80,000, and $200,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Inflation

Other than personnel, offender medical costs at certain facilities and employee medical and worker’s compensation insurance costs, management believes that inflation has not had a material effect on the Company’s results of operations during the past three years.  Most of the Company’s facility management contracts provide for payments to the Company of either fixed per diem fees or per diem fees that increase by only small amounts during the term of the contracts.  Inflation could substantially increase the Company’s personnel costs (the largest component of operating expenses), medical and insurance costs or other operating expenses at rates faster than any increases in contract revenues.

Risk Factors and Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current plans and expectations of management and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.  Important factors that could cause actual results to differ include, among others, (1) the outcomes of pending putative class action shareholder and derivative lawsuits, and related insurance coverage (2) the outcome of the pending SEC investigation (3) risks associated with acquisitions and the integration thereof (including the ability to achieve administrative and operating cost savings and anticipated synergies), (4) the timing and costs of the opening of new facilities or the expansions of existing facilities, (5) changes in governmental policy and/or funding to discontinue or not renew existing arrangements or to eliminate or discourage the privatization of correctional, detention and adult community - based services in the United States, or to eliminate rate increases (6) the availability of debt and equity financing on terms that are favorable to the Company, (7) fluctuations in operating results because of occupancy, competition (including competition from two competitors that are substantially larger than the Company), increases in cost of operations, fluctuations in interest rates and risks of operations, (8) significant charges to expense of deferred costs associated with financing and other projects in development if management determines that one or more of such projects is unlikely to be successfully concluded, (9) results from alternative deployment or sale of facilities such as the New Morgan Academy or the inability to do so and (10) the Company's ability to negotiate a contract amendment with the BOP related to the Moshannon Valley Correctional Center.

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

Many governmental agencies are legally limited in their ability to enter into long-term contracts that would bind elected officials responsible for future budgets.  Therefore, many contracts with government agencies typically either have a very short term or are subject to termination on short notice without cause. In addition, the Company’s contracts with government agencies may contain one or more renewal options that may be exercised only by the contracting government agency.  No assurance can be given that any agency will exercise a renewal option in the future.  The non-renewal or termination of any of the Company’s significant contracts with government agencies could materially adversely affect the Company’s financial condition, results of operation and liquidity, including its ability to secure new facility management contracts from others.

The Company is dependent on government appropriations. If government appropriation levels are reduced, the Company’s business may be harmed.

The Company’s cash flow is subject to the receipt of sufficient funding of and timely payment by contracting government entities. If the appropriate government agency does not receive sufficient appropriations to cover its contractual obligations, a contract may be terminated or the amounts payable to the Company may be deferred or reduced.  Any delays in payment, or the termination of a significant contract, could have an adverse effect on the Company’s cash flow and financial condition.  Moreover, as a result of the slowing economy, federal, state and local governments may encounter unusual budgetary constraints and there is a risk that spending on outsourced services provided by the Company may be curtailed.  The Company has experienced both rate reductions and rescission of scheduled rate increases at the hands of several state and local governments.  The Company has implemented measures to protect itself from such occurrences in the future, but there is no assurance that such steps will be completely successful.

The Company may not be successful in meeting the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 has introduced many new requirements applicable to the Company regarding corporate governance and financial reporting.  Among many other requirements is the requirement under Section 404 of the Act, beginning with the 2004 Annual Report for management to report on the Company’s internal controls over financial reporting and for the Company’s registered public accountant to attest to this report.  During 2003, the Company commenced actions to ensure its ability to comply with these requirements, including but not limited to, the engaging of outside experts to assist in the evaluation of our controls, additional staffing requirements of our internal audit department and documentation of existing controls.  In addition, the Company expects to continue to devote substantial time and incur substantial costs during 2004 to ensure compliance.  There can be no assurance that the Company will be successful in complying with Section 404.  Failure to do so could result in the loss of customers, penalties and additional expenditures to meet the requirements.

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

The Company is currently negotiating a contract amendment with the BOP related to the Moshannon Valley Correctional Center.  If the Company is unable to successfully negotiate the amendment with the BOP or if the Company is unable to obtain the re-approval of the project by the lenders under the Company’s amended 2000 Credit Facility, the Company will be unable to move forward with the construction and operation of the facility.

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

When the Company is awarded a contract to manage a government program, it may incur significant expenses before the Company receives contract payments. These expenses include leasing office space, purchasing office equipment and hiring and training personnel. As a result, in certain large contracts where the government does not fund program pre-opening and start-up costs, the Company may be required to invest significant sums of money before receiving related contract payments.  In addition, payments due to the Company from government agencies may be delayed due to billing cycles or as a result of failures to approve governmental budgets and finalize contracts in a timely manner.  Several of the Company’s contracts provide for annual collection several months after a school year is completed.

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

In March and April 2002, the Company, the Company’s former President and Chief Executive Officer and the Company’s Chief Financial Officer were named as defendants in four federal putative class action lawsuits. These lawsuits were brought on behalf of all purchasers of the Company’s common stock between March 6, 2001 and March 5, 2002 and relate to the Company’s restatement in 2002 of certain financial statements.  The lawsuits involved disclosures made concerning two prior transactions executed by the Company: the August

2001 sale leaseback transaction and the 2000 synthetic lease transaction.  These four lawsuits were consolidated into one action and an amended consolidated complaint was filed.  The amended consolidated complaint seeks, among other things, restitution damages, compensatory damages, rescission or a rescissory measure of damages, costs, expenses, attorneys’ fees and expert fees.

In May and June 2002, the Company and its directors were sued in certain other derivative lawsuits.  These lawsuits relate to the Company’s restatement in 2002 of certain financial statements.  These lawsuits all allege breaches of fiduciary duty and waste of corporate assets by all of the defendants.

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

The Company is the subject of a Securities and Exchange Commission investigation that could have a negative effect on the Company if adversely determined.

Following the restatement of the Company’s 2001 financial statements in 2002, the SEC initiated an investigation into the circumstances leading to this restatement.  Following the SEC’s initial inquiry in 2002 the SEC made no further inquiry with respect to the investigation until July 2003.  Since July 2003, the Company has received additional information requests from the SEC.  The Company has cooperated, and intends to continue to fully cooperate, with the SEC’s investigation.

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

Interest Rate Exposure

The Company’s exposure to changes in interest rates primarily results from its long-term debt with both fixed and floating interest rates.  The debt on the Company’s consolidated financial statements with fixed interest rates consists of the 8.47% Bonds issued by MCF in August 2001 in connection with the 2001 Sale and Leaseback Transaction.  At December 31, 2003, approximately 22.3% (approximately $50.6 million of debt outstanding to the Synthetic Lease Investor Notes A and B and $2.0 million outstanding on the Company’s amended 2000 Credit Facility) of the Company’s consolidated long-term debt was subject to variable interest rates.  The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $526,000 for the year ended December 31, 2003.  At December 31, 2003, the fair value of the Company’s consolidated fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Cornell Companies, Inc.:

In our opinion, the accompanying consolidated balance sheets as of December 31, 2003 and 2002 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the years then ended present fairly, in all material respects, the financial position of Cornell Companies, Inc. and its subsidiaries (collectively the Company) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.  The consolidated financial statements of the Company for the year ended December 31, 2001, prior to the revisions described in Note 3 of the consolidated financial statements, were audited by other independent accountants who have ceased operations.  Those independent accountants expressed an unqualified opinion on those financial statements in their report dated April 16, 2002.

As discussed above, the consolidated financial statements of the Company as of December 31, 2001, and for the year then ended, were audited by other independent accountants who have ceased operations.  As described in Note 3, those financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002.  We audited the transitional disclosures for 2001 included in Note 3.  In our opinion, the transitional disclosures for 2001 in Note 3 are appropriate.  Additionally, as described in Note 3, these financial statements have been revised to conform to the requirements set forth in Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which was adopted by the Company as of January 1, 2003.  We audited the adjustments described in Note 3 that were applied to revise the 2001 financial statements.  In our opinion, such adjustments are appropriate and have been properly applied.  However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 11, 2004

The following report is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”).  This report has not been reissued by Andersen and Andersen did not consent to the incorporation by reference of this report (as included in this Form 10-K) into any of the Company’s registration statements.

As discussed in Note 3, the Company has revised its financial statements for the year ended December 31, 2001 to include the transitional disclosures required by statement of financial accounting standards No. 142, “Goodwill and Intangible Assets.”  The Andersen report does not extend to these changes.  The revisions to the 2001 financial statements related to these transitional disclosures were reported on by PricewaterhouseCoopers LLP, as stated in their report appearing herein.

Additionally, as discussed in Note 3, the Company has revised its financial statements for the year ended December 31, 2001 to conform to the requirements set forth in Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  The Andersen report does not extend to these changes.  The revisions to the 2001 financial statements related to these the adoption of Statement of Financial Accounting Standard No. 145 were reported on by PricewaterhouseCoopers LLP, as stated in their report appearing herein.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornell Companies, Inc. and subsidiaries as of December 31, 2001* and 2000*, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001*, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Houston, Texas
April 16, 2002

*       The Company’s consolidated balance sheet as of December 31, 2001 and 2000 and the consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the years ended December 31, 2000 and 1999 are not included in this Form 10-K.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CORNELL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,171	$52,610
Accounts receivable - trade (net of allowance for doubtful accounts of $1,929 and $2,238, respectively)	52,772	57,263
Other receivables (net of allowance for doubtful accounts of $5,386 for 2003	3,769	2,772
Restricted assets	22,185	14,767
Deferred tax assets	3,411	3,300
Prepaids and other	8,789	5,528
Total current assets	131,097	136,240
PROPERTY AND EQUIPMENT, net	267,903	255,450
OTHER ASSETS:
Debt service reserve fund	23,800	24,157
Intangible assets, net	13,287	13,062
Deferred costs and other	12,070	12,382
Total assets	$448,157	$441,291

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$36,577	$32,622
Current portion of long-term debt	8,306	7,630
Total current liabilities	44,883	40,252
LONG-TERM DEBT, net of current portion	227,292	232,258
DEFERRED TAX LIABILITIES	7,006	4,954
OTHER LONG-TERM LIABILITIES	2,741	3,875
Total liabilities	281,922	281,339

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 30,000,000 shares authorized, 14,578,505 and 14,201,038 shares issued and outstanding, respectively	15	14
Additional paid-in capital	143,735	140,085
Retained earnings	34,218	30,248
Treasury stock (1,537,583 and 1,429,586 shares of common stock, respectively, at cost)	(12,458)	(11,038)
Deferred compensation	(803)	(811)
Notes from shareholders	—	(442)
Other comprehensive income	1,528	1,896
Total stockholders’ equity	166,235	159,952
Total liabilities and stockholders’ equity	$448,157	$441,291

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001

REVENUES	$271,632	$275,145	$265,250
OPERATING EXPENSES	209,736	212,309	205,805
PRE-OPENING AND START-UP EXPENSES	3,398	—	3,858
DEPRECIATION AND AMORTIZATION	10,699	9,779	9,278
GENERAL AND ADMINISTRATIVE EXPENSES	23,415	21,480	15,291

Income from operations	24,384	31,577	31,018
INTEREST EXPENSE	19,280	20,698	21,787
INTEREST INCOME	(1,626)	(1,974)	(888)
LOSS ON EXTINGUISHMENT OF DEBT	—	—	4,946
MINORITY INTEREST IN CONSOLIDATED SPECIAL PURPOSE ENTITIES	—	574	(1,674)
Income before provision for income taxes and cumulative effect of changes in accounting principles	6,730	12,279	6,847
PROVISION FOR INCOME TAXES	2,760	4,952	2,958
Income before cumulative effect of changes in accounting principles	3,970	7,327	3,889
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES, NET OF RELATED INCOME TAX PROVISION (BENEFIT) OF APPROXIMATELY ($671) AND $535 IN 2002 AND 2001, RESPECTIVELY	—	(965)	770

Net income	$3,970	$6,362	$4,659

EARNINGS PER SHARE:
BASIC
Income before cumulative effect of changes in accounting principles	$.31	$.57	$.40
Cumulative effect of changes in accounting principles	—	(.08)	.08
Net income	$.31	$.49	$.48

DILUTED
Income before cumulative effect of changes in accounting principles	$.30	$.55	$.39
Cumulative effect of changes in accounting principles	—	(.07)	.07
Net income	$.30	$.48	$.46

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	12,941	12,911	9,616
DILUTED	13,263	13,232	10,069

COMPREHENSIVE INCOME:
Net income	$3,970	$6,362	$4,659
Unrealized gain/(loss) on derivative instruments	(368)	1,896	—
Comprehensive income	$3,602	$8,258	$4,659

The accompanying notes are an integral part of these consolidated financial statements..

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

							Notes	Other
	Common Stock		Additional				from	Compre-
		Par	Paid-In	Retained	Treasury	Deferred	Share-	hensive
	Shares	Value	Capital	Earnings	Stock	Compensation	holders	Income/(Loss)
BALANCES AT JANUARY 1, 2001	10,161,113	$10	$91,625	$19,227	$(5,933)	$—	$(609)	$—

EXERCISE OF STOCK OPTIONS	156,923	—	886	—	—	—	—	—
INCOME TAX BENEFITS FROM STOCK OPTIONS EXERCISED	—	—	619	—	—	—	—	—
DEFERRED COMPENSATION	—	—	1,088	—	—	(1,088)	—	—
AMORTIZATION OF DEFERRED COMPENSATION	—	—	—	—	—	55	—	—
PURCHASE OF TREASURY STOCK (154,316 SHARES AT COST)	—	—	—	—	(2,157)	—	—	—
ISSUANCE OF COMMON STOCK IN PUBLIC OFFERING	3,450,000	4	43,818	—	—	—	—	—
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	46,767	—	214	—	—	—	—	—
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	22,387	—	125	—	—	—	—	—
EXERCISE OF STOCK WARRANTS	168,292	—	603	—	—	—	—	—
ACCRUED INTEREST ON NOTES FROM SHAREHOLDERS	—	—	—	—	—	—	(42)	—
NET INCOME	—	—	—	4,659	—	—	—	—

BALANCES AT DECEMBER 31, 2001	14,005,482	14	138,978	23,886	(8,090)	(1,033)	(651)	—

EXERCISE OF STOCK OPTIONS	95,059	—	201	—	—	—	—	—
INCOME TAX BENEFITS FROM STOCK OPTIONS EXERCISED	—	—	244	—	—	—	—	—
DEFERRED COMPENSATION	—	—	(101)	—	—	101	—	—
MARK TO MARKET ADJUSTMENTS FOR DEFERRED BONUS PLAN	—	—	(551)	—	—	551	—	—
OTHER COMPREHENSIVE INCOME	—	—	—	—	—	—	—	1,896
DEFERRED AND OTHER STOCK COMPENSATION	—	—	144	—	—	89	—	—
PURCHASE OF TREASURY STOCK (277,100 SHARES, AT COST)	—	—	—	—	(2,429)	—	—	—
PURCHASES OF TREASURY STOCK BY DEFERRED BONUS PLAN (39,665 SHARES AT COST)	—	—	519	—	(519)	(519)	—	—
REPAYMENT OF SHAREHOLDER NOTES	—	—	—	—	—	—	250	—
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	82,581	—	399	—	—	—	—	—
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	17,916	—	252	—	—	—	—	—
ACCRUED INTEREST ON NOTES FROM SHAREHOLDERS	—	—	—	—	—	—	(41)	—
NET INCOME	—	—	—	6,362	—	—	—	—

BALANCES AT DECEMBER 31, 2002	14,201,038	14	140,085	30,248	(11,038)	(811)	(442)	1,896

EXERCISE OF STOCK OPTIONS	315,853	1	2,069	—	—	—	—	—
INCOME TAX BENEFITS FROM STOCK OPTIONS EXERCISED	—	—	575	—	—	—	—	—
MARK TO MARKET ADJUSTMENTS FOR DEFERRED BONUS PLAN	—	—	315	—	—	(315)	—	—
OTHER COMPREHENSIVE INCOME/(LOSS)	—	—	—	—	—	—	—	(368)
DEFERRED AND OTHER STOCK COMPENSATION	—	—	—	—	—	513	—	—
PURCHASE OF TREASURY STOCK (106,500 SHARES, AT COST)	—	—	—	—	(1,230)	—	—	—
PURCHASES OF TREASURY STOCK BY DEFERRED BONUS PLAN (8,115 SHARES AT COST)	—	—	190	—	(190)	(190)	—	—
REPAYMENT OF SHAREHOLDER NOTES	—	—	—	—	—	—	464	—
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	46,486	—	356	—	—	—	—	—
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	15,128	—	145	—	—	—	—	—
ACCRUED INTEREST ON NOTES FROM SHAREHOLDERS	—	—	—	—	—	—	(22)	—
NET INCOME	—	—	—	3,970	—	—	—	—

BALANCES AT DECEMBER 31, 2003	14,578,505	$15	$143,735	$34,218	$(12,458)	$(803)	$—	$1,528

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,970	$6,362	$4,659
Adjustments to reconcile net income to net cash provided by operating activities —
Cumulative effect of changes in accounting principles	—	965	(770)
Minority interest in consolidated special purpose entities	—	574	(1,674)
Loss on extinguishment of debt	—	—	4,946
Depreciation	9,804	8,901	7,753
Amortization of intangibles and other assets	895	878	1,525
Amortization of deferred compensation	502	233	55
Amortization of deferred financing costs	1,157	1,113	2,012
Provision for bad debts	7,550	1,246	1,339
Loss on sale of property and equipment	50	—	39
Deferred income taxes	1,941	(1,959)	3,637
Change in assets and liabilities:
Accounts receivable	(583)	2,010	(9,368)
Restricted assets	24	1,467	(3,696)
Other assets	(2,283)	247	4,680
Accounts payable and accrued liabilities	4,675	(74)	(1,230)
Deferred revenues and other liabilities	(1,491)	(2,199)	(2,360)
Net cash provided by operating activities	26,211	19,764	11,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,304)	(11,114)	(14,168)
Payments to restricted escrow arrangement, net	(10,385)	—	—
Proceeds from sales of property and equipment	—	—	98
Return of restricted assets from deferred bonus plan	—	1,000	—
Payments of non-compete agreements	(1,000)	—	—
Purchases of marketable securities, net	—	—	(23,800)
Payments to restricted debt payment account, net	(2,275)	(2,184)	(10,219)
Net cash used in investing activities	(35,964)	(12,298)	(48,089)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt and bonds	24,339	1,083	273,774
Payments on long-term debt	(21,000)	—	(220,393)
Payments of MCF bonds	(7,600)	(6,800)	—
Payments of capital lease obligations	(31)	(113)	(42)
Proceeds from issuances of common stock	—	—	43,822
Payments of debt issuance and other financing costs	(31)	—	(9,537)
Collections of payments of shareholder notes	440	173	(3,650)
Proceeds from (distributions to) equity owners of consolidated special purpose entities	—	(614)	6,249
Proceeds from exercise of stock options and warrants	2,427	600	1,100
Purchases of treasury stock	(1,230)	(2,429)	(2,157)
Net cash (used in) provided by financing activities	(2,686)	(8,100)	89,166

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,439)	(634)	52,624
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,610	53,244	620
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,171	$52,610	$53,244

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid, net of amounts capitalized	$18,690	$19,544	$15,728
Income taxes paid	$3,387	$3,369	$516

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Other comprehensive income (loss)	$(368)	$1,896	$—
Purchases of treasury stock by deferred bonus plan	190	519	—
Debt cancelled for stock warrants exercise	—	—	603
Common stock issued for board of director fees	145	252	125
Borrowings on capital lease	3	65	50

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF THE BUSINESS

Cornell Companies, Inc. (collectively with its subsidiaries and consolidated special purpose entities, the “Company”), a Delaware corporation, provides the integrated development, design, construction and management of facilities to governmental agencies within three operating segments: (1) adult secure institutional services, (2) juvenile justice, educational and treatment services and (3) adult community-based corrections and treatment services.

2.     SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and the Company’s activities relative to two financings of operating facilities. All significant intercompany balances and transactions have been eliminated.  Minority interest in consolidated special purpose entities represents equity that other investors have contributed to the special purpose entities.  Minority interest is adjusted for income and losses allocable to the owners of the special purpose entities.  As the cumulative losses of the special purpose entity exceed the equity that is recorded as minority interest by the Company, the excess losses are recorded in the Company’s Statements of Operations and Comprehensive Income.

Cash and Cash Equivalents

The Company considers all highly liquid unrestricted investments with original maturities of three months or less to be cash equivalents.  The Company invests its available cash balances in short term money market accounts and commercial paper.

Accounts Receivable

The Company extends credit to the governmental agencies and other parties contracted with in the normal course of business.  Further, management of the Company regularly reviews outstanding receivables, and provides estimated losses through an allowance for doubtful accounts.  In evaluating the adequacy of this allowance for doubtful accounts, management makes judgments regarding its customers’ ability to make required payments, economic events and other factors.  As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may occur.

At December 31, 2003, other receivables include approximately $5.7 million related to the misappropriated escrow funds for the Southern Peaks Treatment Center. The Company has provided a reserve of approximately $5.4 million on this balance through an allowance for doubtful accounts due to the uncertainty surrounding its recovery. Refer to Note 9 to the consolidated financial statements for a discussion concerning the Southern Peaks Treatment Center escrow account funding and related transactions.

The changes in the Company’s allowance for doubtful accounts associated with trade accounts receivable for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001

Balance at beginning of period	$2,238	$3,068	$2,578
Provision for bad debts	2,165	1,246	1,339
Write-offs of bad debt accounts	(2,474)	(2,076)	(849)
Balance at end of period	$1,929	$2,238	$3,068

At December 31, 2003, other receivables include costs totaling approximately $1.4 million for direct costs incurred by the Company since the issuance of a Stop-Work Order by the Federal Bureau of Prisons (BOP) in June 1999 for payroll and other operating costs related to the Moshannon Valley Correctional Center.  These costs were incurred at the direction of the BOP with the understanding that such costs would be reimbursed.  The Company is pursuing a claim for reimbursement of a portion of its expenses incurred in connection with issuance of the Stop-Work Order and the delay of the project, including the $1.4 million in accounts receivable.  This reimbursement claim is independent of the amendment to the contract – i.e., if the BOP agrees to an amendment of the contract, the Company will still pursue its claim – and the Company is currently negotiating this claim with the BOP.  The Company’s invested costs in the project total approximately $18.2 million.  The BOP has asserted that it is only responsible for reimbursing a portion of these costs – that portion of the investment lost due to the issuance of the Stop-Work Order.  Although the Company believes that the BOP will reimburse substantially more than the $1.4 million account receivable, it is uncertain how much the BOP will agree to pay in connection with the Company’s claim for reimbursement.  Any amounts not reimbursed by the BOP, the Company will expense that portion of costs that cannot be capitalized with respect to the Company's remaining real property interest.   See Note 12 to the consolidated financial statements

Restricted Assets

Restricted assets at December 31, 2003 and 2002 include approximately $14.7 million and $12.4 million, respectively, of MCF’s restricted cash accounts.  MCF’s restricted accounts are comprised primarily of a debt service fund used to segregate rental payment funds from the Company to MCF for MCF’s semi-annual debt service.  MCF’s funds are invested in short term certificates of deposit, money market accounts and commercial paper.

Restricted assets at December 31, 2003 include $5.0 million of funds in a restricted escrow account related to the Southern Peaks Treatment Center. See Note 9 to the consolidated financial statements for further discussion concerning this restricted escrow account.

For certain facilities, the Company maintains bank accounts for restricted cash belonging to facility residents, commissary operations and equipment replacement funds used in certain state programs.  Restricted assets at December 31, 2003 and 2002 include approximately $2.3 million and $2.1 million, respectively, for these accounts.  A corresponding liability for these obligations is included in accrued liabilities in the accompanying financial statements.

Restricted assets at December 31, 2003 and 2002 include approximately $205,000 and $300,000, respectively, of assets held in a rabbi trust for a deferred bonus plan.  See Note 10 to the consolidated financial statements.

Property and Equipment

Property and equipment are recorded at cost.  Ordinary maintenance and repair costs are expensed, while renewal and betterment costs are capitalized.  Buildings and improvements are depreciated over their estimated useful lives of 30 to 50 years using the straight-line method.  Prepaid facility use cost, which resulted from the July 1996 acquisition of the Big Spring Correctional Center and the December 1999 transfer of ownership of the Great Plains Correctional Facility to a leasehold interest, is being amortized over 50 years using the straight-line method.  Furniture and equipment are depreciated over their estimated useful lives of 3 to 10 years using the straight-line method.  Amortization of leasehold improvements is recorded using the straight-line method based upon the shorter of the life of the asset or the term of the respective lease.

Capitalized Interest

The Company capitalizes interest on facilities while under development and construction.  Interest capitalized for the years ended December 31, 2003, 2002 and 2001 was approximately $760,000, $823,000 and $1.3 million, respectively, and related primarily to the design and development of the Moshannon Valley Correctional Center.

Debt Service Reserve Fund

The debt service reserve fund was established at the closing of MCF’s bond issuance and is to be used solely for MCF’s debt service to the extent that funds in MCF’s debt service accounts are insufficient.  The debt service reserve fund is invested in short term commercial instruments and earns a guaranteed rate of return of 3.0%.  See Note 11 to the consolidated financial statements.

Intangible Assets

Reference is made to Note 3 to the consolidated financial statements for a discussion of the Company’s policies regarding intangible assets.

Deferred Costs

Costs incurred related to obtaining debt financing are capitalized and amortized over the term of the related indebtedness.  At December 31, 2003 and 2002, the Company and its consolidated special purpose entities had net deferred debt issuance costs of approximately $6.6 million and $7.5 million, respectively.  Deferred costs also include costs related to projects actively under development which are considered to be probable of successful completion at the balance sheet date.

Realization of Long-Lived Assets

The Company assess realization of long-lived assets pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  For assets held and used in operations, realization is assessed based on management’s estimates of future operating results and cash flows.  As of December 31, 2003, management of the Company has evaluated its long-term assets and believes that these assets are realizable and that no impairment allowance is necessary.

Revenue Recognition

Substantially all of the Company’s revenues are derived from contracts with federal, state and local government agencies, which pay either per diem rates based upon the number of occupant days or hours served for the period, on a take-or-pay basis, management fee basis, cost-plus reimbursement or fee-for-service basis.  Revenues are recognized as services are provided under established contractual agreements to the extent collection is considered probable.

Management believes the Company’s revenue recognition practices are in conformity with the guidelines prescribed in Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, “Revenue Recognition.”

Pre-opening and start-up costs

The Company incurs pre-opening and start expenses including payroll, benefits, training and other operating costs prior to opening a new or expanded facility and during the period of operation while occupancy is ramping up.  These costs vary by contract.  Newly opened facilities are staffed according to applicable regulatory or contractual requirements when the Company begins receiving offenders or clients.  Offenders or clients are typically assigned to a newly opened facility on a phased-in basis over a one-to-six month period.  The Company’s start-up period for new juvenile operations is 12 months from the date the Company begins recognizing revenue unless break-even occupancy is achieved before then.  The Company’s start-up period for new adult operations is nine months from the date the Company begins recognizing revenue unless break-even occupancy is achieved before then.

Business Concentration

Contracts with federal, state and local governmental agencies account for nearly all of the Company’s revenues.  The loss of, or a significant decrease in, business from one or more of these governmental agencies could have a material adverse effect on the Company’s financial condition and results of operations.  For the years ended December 31, 2003, 2002 and 2001, 21.7%, 20.9% and 20.2%, respectively, of the Company’s consolidated revenues were derived from contracts with the Federal Bureau of Prisons (BOP), the only customer constituting more than 10.0% of revenues during each of these periods.

Insurance Coverage

The Company maintains insurance coverage for various aspects of its business and operations.  The Company retains a portion of the losses that occur through the use of deductibles and retention under its self-insurance policies.  Management regularly reviews the estimates of reported and unreported claims and provides for losses through insurance reserves.  As claims develop and additional information becomes available, adjustments to loss reserves may occur.

Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25).  In accordance with the provisions of APB No. 25, stock-based employee compensation cost is not reflected in net income, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant.  The following table illustrates, in accordance with Statement of Financial Accounting Standard (SFAS) No. 148, the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, expect per share amounts):

	Year Ended December 31,
	2003	2002	2001

Net income, as reported	$3,970	$6,362	$4,659
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	1,289	1,925	1,636
Pro forma net income	$2,681	$4,437	$3,023
Earnings per share:
Basic, as reported	$.31	$.49	$.48
Basic, pro forma	.21	.34	.31
Diluted, as reported	.30	.48	.46
Diluted, pro forma	.21	.34	.30

Weighted-average fair value per share of options granted (1)	$6.02	$6.87	$6.77

(1)   See Note 10 for additional information regarding the computations presented above.

The FASB has recently proposed to mandate expense recognition for stock options and other types of equity-based compensation based on the fair value of the options at the grant date.  Additionally, the FASB is evaluating alternatives regarding how to develop a measure of the fair value of an option.  Based on the final outcome of the FASB proposal, the Company may be required to recognize expense related to stock options and other types of equity-based compensation in future periods.  Additionally, the Company may be required to change its current method for determining the fair value of stock options.  Members of congress have recently introduced legislation which would limit the proposed standard.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as required by SFAS No. 109, “Accounting for Income Taxes.”  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates.  In providing for deferred taxes, management considers current tax regulations, estimates of future taxable income and available tax planning strategies.  If tax regulations, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of tax assets and liabilities may occur.

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution from common stock equivalents such as stock options and warrants.  For the years ended December 31, 2003,  2002 and 2001, there were 371,145 shares ($12.86 average price), 317,016 shares ($14.48 average price)  and 145,384 shares ($15.80 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

Financial Instruments

The Company considers the fair value of all its financial instruments not to be materially different from their reported carrying values at the end of each year based on management’s estimate of the Company’s ability to borrow funds under terms and conditions similar to those of the Company’s existing debt. However, the Company may incur a loss if debt is repaid prior to its scheduled maturity.

Derivative Instruments

Derivative instruments are recognized in accordance with the provisions of SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.”  The Company has only entered into derivative contracts that are classified as hedges.  These hedges are recorded at their fair value with changes in fair value reported in other comprehensive income.  See Note 11 to the consolidated financial statements.

Use of Estimates

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The purpose of these financial statements require that management make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.  Management of the Company evaluates its estimates on an on-going basis, based on historical experience and on various other assumptions that are believed to be reasonable based on the information available.  Actual results could differ from these estimates under different assumptions or conditions.  The significant estimates made by management in the accompanying financial statements include the allowance for doubtful accounts, accruals for insurance and legal claims, accruals for compensated employee absences and the realizability of long-lived tangible and intangible assets.

3.     CHANGES IN ACCOUNTING PRINCIPLES

Change in Accounting Principle Effective January 1, 2003

Effective January 1, 2003 the Company adopted the new requirements of SFAS No. 145, “Recission of SFAS No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  Among other things, SFAS No. 145 requires the gains and losses on the extinguishment of debt to no longer be classified as extraordinary items as previously required under SFAS No. 4.  The Company recorded an extraordinary charge of approximately $2.9 million, net of income taxes of approximately $2.0 million, in 2001 for the early retirement of debt.  As a result of the adoption of the provisions of SFAS No. 145, the Company reclassified total costs of approximately $4.9 million to loss on extinguishment of debt and reclassified the related $2.0 million income tax benefit to the provision for income taxes.  These reclassifications are reflected in the 2001 amounts on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Change in Accounting Principle Effective January 1, 2002

Effective January 1, 2002 the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”.  The new rules under these statements require that the purchase method of accounting be used for all business combinations and specifies the criteria for the recognition of intangible assets separately from goodwill.  Under the new rules, goodwill is no longer amortized but is subject to an impairment test annually.  Other intangible assets that meet the new criteria under the new rules will continue to be amortized over their remaining useful lives.

The following table reflects, on a pro forma basis, the results of operations as though goodwill was no longer amortized, as a result of the adoption of SFAS No. 142, as of January 1, 2001 (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001

Reported income before cumulative effect of changes in accounting principles	$3,970	$7,327	$3,889
Goodwill amortization, net of tax	—	—	518
Adjusted income before cumulative effect of changes in accounting principles	$3,970	$7,327	$4,407

Reported net income	$3,970	$6,362	$4,659
Goodwill amortization, net of tax	—	—	518
Adjusted net income	$3,970	$6,362	$5,177

Basic earnings per share:
Adjusted income before cumulative effect of changes in accounting principles	$.31	$.57	$.40
Adjusted net income	$.31	$.49	$.54

Diluted earnings per share:
Adjusted income before cumulative effect of changes in accounting principles	$.30	$.55	$.39
Adjusted net income	$.30	$.48	$.51

The Company determined the fair market of the applicable reporting unit’s net assets in accordance with SFAS No. 142 and recorded a cumulative effect of change in accounting principle charge of approximately $965,000, net of an income tax benefit of approximately $671,000, at January 1, 2002 for the impairment of goodwill as a result of the adoption of SFAS No. 142.

There were no changes to goodwill during the year ended December 31, 2003.  The changes in the carrying amount of goodwill for the year ended December 31, 2002 was as follows (in thousands):

	Adult Secure	Juvenile	Pre-Release	Total

Balance as of December 31, 2001	$1,509	$1,915	$5,933	$9,357
Impairment charge	—	(855)	(781)	(1,636)
Balance as of December 31, 2002	$1,509	$1,060	$5,152	$7,721

Management evaluated its existing goodwill according to the provisions of SFAS No. 142 and believes there is not an impairment to the Company’s existing goodwill as of December 31, 2003.

Other intangible assets at December 31, 2003 and 2002 consisted of the following (in thousands):

	2003	2002

Non-compete agreements	$9,420	$8,300
Accumulated amortization	(3,854)	(2,959)
Non-compete agreements, net	$5,556	$5,341

In conjunction with the Company’s acquisition of the Jos-Arz Residential Treatment Center management contract in June 2003, the Company entered into two non-compete agreements totaling $1.0 million with the previous operators of the facility.  These agreements have terms of 5 years. For the year ended December 31, 2003, the Company recognized amortization expense of approximately $17,000 related to these agreements.

Amortization expense for the Company’s non-compete agreements was approximately $895,000 for the year ended December 31, 2003 and $878,000 for each of the years ended December 31, 2002 and 2001.  Amortization expense for the Company’s non-compete agreements is expected to be approximately $1.1 million for each of the next five years.

Change in Accounting Principle Effective January 1, 2001

Effective January 1, 2001, the Company changed its method of accounting for durable supplies whereby the Company capitalizes durable operating supply purchases such as uniforms, linens and books and amortizes these costs to operating expense over an estimated period of benefit of 18 months.  Effective January 1, 2001, the Company capitalized a portion of previously expensed durable operating supplies and, as a result, recognized a benefit of approximately $770,000 (net of an income tax provision of approximately $535,000) which has been reflected as a cumulative effect of a change in accounting principle in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

4.     NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses the consolidation of variable interest entities as defined in the Interpretation.  The Company’s adoption of FIN 46 did not change the Company’s accounting for the 2000 synthetic lease transaction and the 2001 Sale and Leaseback Transaction which are consolidated for reporting purposes.  The Company has no other arrangements subject to the provisions of FIN 46.  It is reasonably possible that the Company may enter into future arrangements for the development of new facilities or to operate facilities which may become subject to the provisions of FIN 46 and, in some cases, may be required to consolidate the related activities, facilities and financings.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  Other provisions of this statement that related to SFAS No. 133 implementation issues should continue to be applied in accordance with their respective effective dates. The Company adopted SFAS No. 149 on July 1, 2003 and with no significant impact on its results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  The Company adopted SFAS No. 150 on June 30, 2003 with no significant impact on its results of operations or financial position.

In May 2003, the Emerging Issues Task Force (EITF) reached a consensus on EITF 01-8 “Determining Whether an Arrangement Contains a Lease.” EITF 01-8 provides guidance for determining whether an arrangement contains a lease that is within the scope of SFAS No. 13. The Company adopted EITF 01-8 on June 30, 2003 with no significant impact on its results of operations or financial position.

5.     PROPERTY AND EQUIPMENT

Property and equipment were as follows (in thousands):

	December 31,
	2003	2002

Land	$27,168	$26,354
Prepaid facility use	71,323	71,323
Buildings and improvements	161,894	154,910
Furniture and equipment	25,770	17,328
Construction in progress	22,381	16,364
	308,536	286,279
Accumulated depreciation and amortization	(40,633)	(30,829)
	$267,903	$255,450

In September 2003, the Company repurchased furniture and equipment leased under a sale and leaseback transaction completed in 1999 for approximately $4.8 million.  The Company is depreciating this furniture and equipment over 3 years.

Construction in progress at December 31, 2003 consisted primarily of construction and renovation costs for the Moshannon Valley Correctional Center, the New Mexico Regional Correctional Center, the Southern Peaks Treatment Center, the Las Vegas Center, the Central California Treatment Center and information technology and software development costs. Construction in progress at December 31, 2002 consisted primarily of development and construction costs for the Moshannon Valley Correctional Center.

The Company evaluates the realization of property and equipment according to the provisions of SFAS No. 144.  In connection with the Company’s evaluation, management makes judgments regarding future operating results and cash flows associated with individual facilities.  Additionally, should management decide to sell a facility, realization is evaluated based on the estimated sales price.  The Company is currently evaluating alternative uses for the New Morgan Academy and finalizing negotiations on a revised contract with the BOP for the Moshannon Valley Correctional Center.  Realization of the Company’s investment in both of these facilities is based on management’s judgements and expectations related to legislative activities, economic events and other factors.  Management has also evaluated the realization of its other facilities and does not believe that an impairment exists related to any of the Company’s facilities as of December 31, 2003 including the New Morgan Academy and the Moshannon Valley Correctional Center.  See Note 12.

6.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2003	2002

Accounts payable	$12,353	$10,910
Accrued compensation	7,101	6,668
Accrued interest payable	6,459	6,728
Accrued taxes payable	3,258	—
Accrued insurance	3,268	3,598
Resident funds	2,302	2,064
Other	1,836	2,654
	$36,577	$32,622

7.     INCOME TAXES

The following is an analysis of the Company’s deferred tax assets and liabilities (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Accrued liabilities and allowances	$4,115	$3,589
Deferred compensation	31	427
Other	—	718
	4,146	4,734
Deferred tax liabilities:
Depreciation and amortization	6,591	4,894
Prepaid expenses	734	716
Other	415	778
	7,740	6,388
Net deferred tax liability	$(3,594)	$(1,654)

The components of the Company’s income tax provision were as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001

Current provision (benefit)	$820	$6,240	$(191)
Deferred provision (benefit)	1,940	(1,959)	3,684
	$2,760	$4,281	$3,493

Continuing operations	$2,760	$4,952	$2,958
Cumulative effect of changes in accounting principles	—	(671)	535
	$2,760	$4,281	$3,493

The following is a reconciliation of income taxes at the statutory federal income tax rate of 35% to the income tax provision recorded by the Company (in thousands):

	Year Ended December 31,
	2003	2002	2001

Computed taxes at statutory rate	$2,356	$3,725	$2,396
Amortization of non-deductible intangibles	—	—	119
State income taxes, net of federal benefit	281	380	562
Other	123	176	416
	$2,760	$4,281	$3,493

8.     CREDIT FACILITIES

The Company’s long-term debt consisted of the following (in thousands):

	December 31,
	2003	2002

Debt of Cornell Companies, Inc.:
Revolving Line of Credit due July 2005 with an interest rate of prime plus 2.0% or LIBOR plus 3.0%	$2,000	$—
Capital lease obligations	8	37
Subtotal	2,008	37

Debt of Special Purpose Entities:
Synthetic Lease Investor Note A due July 2005 with an interest rate of LIBOR plus 3.25%	42,255	41,117
Synthetic Lease Investor Note B due July 2005 with an interest rate of LIBOR plus 3.50%	8,335	8,134
8.47% Bonds due 2016	183,000	190,600
Subtotal	233,590	239,851

Consolidated total debt	235,598	239,888

Less: current maturities	(8,306)	(7,630)

Consolidated long-term debt	$227,292	$232,258

The Company’s 2000 Credit Facility, as amended, originally provided for borrowings of up to $45.0 million under a revolving line of credit.  The commitment amount is reduced by $1.6 million quarterly beginning in July 2002 and by outstanding letters of credit.  The available commitment amount under the amended 2000 Credit Facility was approximately $28.2 million at December 31, 2003.  The Company had outstanding letters of credit of approximately $5.1 million at December 31, 2003.  The amended 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 2.0%, or a rate which is 3.0% above the applicable LIBOR rate.  The amended 2000 Credit Facility is collateralized by substantially all of the Company’s assets, including the stock of all of the Company’s subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain leverage, net worth and debt service coverage covenants.  Additionally, the Company is limited to $2.5 million annually for the repurchase of its common stock with an aggregate limit of $7.5 million.  The Company has obtained an amendment from the lenders under the amended 2000 Credit Facility extending the scheduled construction completion date for the Moshannon Valley Correctional Center. This amendment is effective through June 30, 2005. The Company and its lenders agreed subsequent to December 31, 2003 to amend the debt covenants to facilitate compliance despite the loss of the Southern Peaks Treatment Center escrowed funds (see Note 9 to the consolidated financial statements).  Included in the Company’s cash and cash equivalents at December 31, 2003 is approximately $39.8 million that is invested in a separate account that is available to the Company for investment purposes or working capital with the approval of the lenders under the amended 2000 Credit Facility.  This separate account is maintained, in part, to assure future credit availability.

Additionally, the amended 2000 Credit Facility provides the Company with the ability to enter into synthetic lease agreements for the acquisition or development of operating facilities.  This synthetic lease financing arrangement provides for funding to the lessor under the operating leases of up to $100.0 million, of which approximately $52.4 million had been utilized as of December 31, 2003.  The Synthetic Lease Investor’s Note A and Note B have total credit commitments of $81.4 million and $15.1 million, respectively.  The Company pays commitment fees at a rate of 0.5% annually for the unused portion of the synthetic lease financing capacity.  The Synthetic Lease Investor’s Notes A and B are cross-collateralized with the Company’s revolving line of credit and contain cross-default provisions.

On August 14, 2001, MCF issued $197.4 million of 8.47% taxable revenue bonds due August 1, 2016.  Interest on the bonds is payable by MCF semi-annually on February 1 and August 1, commencing February 1, 2002, and principal is due in escalating annual installments commencing August 1, 2002.  In connection with the bonds, the Company would be required to make deposits into a security deposit fund if the Company failed to maintain specified quarterly cash flow coverage ratios. Deposits in the security deposit fund would be used to pay future principal and interest on the bonds. As of December 31, 2003, the Company was not required to make any such deposits.

On August 14, 2001, the Company repaid the $50.0 million of outstanding 7.74% Senior Secured Notes with a portion of the proceeds from the 2001 Sale and Leaseback Transaction.

Scheduled maturities of the Company’s consolidated long-term debt were as follows (in thousands):

	Cornell Companies, Inc.	Synthetic Lease Investor	MCF	Consolidated

For the year ending December 31,
2004	$6	$—	$8,300	$8,306
2005	2,002	50,590	9,000	61,592
2006	—	—	9,700	9,700
2007	—	—	10,500	10,500
Thereafter	—	—	145,500	145,500
Total	$2,008	$50,590	$183,000	$235,598

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

Operating Leases

The Company leases office space, certain facilities and furniture and equipment under long-term operating leases.  Rent expense for all operating leases for the years ended December 31, 2003, 2002 and 2001, was approximately $9.9 million, $9.0 million and $11.4 million, respectively.

Under the amended 2000 Credit Facility, the Company entered into operating lease agreements that are considered to be a virtual special purpose entity for the acquisition or development of operating facilities.  This synthetic lease financing arrangement provides for funding from the virtual special purpose entity under the operating leases of up to $100.0 million, of which approximately $52.4 million had been utilized as of December 31, 2003 for the purchase of a building in California, construction of the New Morgan Academy and construction costs to date for the Moshannon Valley Correctional Center.  The leases under this arrangement each have a term of the lesser of five years or July 2005, include purchase and renewal options, and provide for residual value guarantees for each lease that average 81.4% of the total cost and would be due by the Company upon termination of the leases.  Upon termination of a lease, the Company could either exercise a purchase option, or the facilities could be sold to a third party.  The Company expects the fair market value of the leased facilities to substantially reduce or eliminate the Company’s potential obligation under the residual value guarantee.  At December 31, 2003, there were two operating leases under this arrangement.  Lease payments under the lease financing arrangements are variable and are adjusted for changes in interest rates. The properties and related indebtedness have been consolidated by the Company prior to the effective date of FIN 46 because the equity holder in the virtual special purpose entity had insufficient equity in the project for the Company to meet off-balance sheet financing requirements. The treatment did not change subsequent to the effective date of FIN 46.

As of December 31, 2003, the Company had the following rental commitments under noncancelable operating leases (in thousands):

For the year ending December 31,
2004	$5,783
2005	4,364
2006	3,855
2007	3,530
2008	2,744
Thereafter	21,657
Total	$41,933

401(k) Plan

The Company has a defined contribution 401(k) plan.  The Company’s matching contribution currently represents 50% of a participant’s contribution, up to the first 6% of the participant’s salary.  The Company recorded contribution expense of approximately $1.2 million for each of the years ended December 31, 2003 and 2002  and approximately $1.1 million for the year ended December 31, 2001.

Legal Proceedings

Southern Peaks Treatment Center

In June 2003 the Company entered into an agreement to purchase a correctional facility to be built in Colorado – the Southern Peaks Treatment Center (the “Center”) – upon completion of its construction.  In late August 2003, in connection with the transaction, the Company deposited approximately $12.9 million of the purchase price (the “Funds”) into what it believed to be an escrow account to assure the developer’s construction lender of the Company’s ability and willingness to purchase the Center upon completion.  After funding the account, and after repeated unsuccessful attempts by the Company and its counsel to obtain confirmation of the wire transfer and the interest accrued since the date of the wire transfer, the Company was informed in early December 2003 that (1) the bank purportedly serving as escrow agent claimed that its signature to the escrow agreement had been forged and that the escrow agreement was not an obligation of the bank; (2) the Funds were not held in an escrow account at the bank, but were held instead in one of the construction lender’s bank accounts; and (3) certain of the Funds had been released from such bank account prior to completion of the Center, in contravention of the terms of the escrow agreement.

The Company began an investigation to locate the Funds and to determine the circumstances that resulted in their misappropriation.  In the process of trying to locate the Funds and establish a valid escrow arrangement, the construction lender and the developer of the Center represented to the Company that the Funds were then being held in a bank in Florida which had agreed to be the escrow agent under a new escrow agreement.  Subsequently, the bank in Florida confirmed to the Company that an account had been established with deposits totaling $12.9 million and that it was willing to serve as the escrow agent under a new escrow agreement.  After executing a new escrow agreement with the Florida bank, the Company learned that the available funds in the new escrow account totaled only $5.0 million.  The Florida bank later advised the Company that the remaining $7.9 million of deposits in the new escrow account had been deposited in the form of a check drawn on a foreign bank account.  The foreign check, although deposited for collection, was never paid.

Accordingly, on January 5, 2004, the Company initiated legal proceedings in the lawsuit styled Cornell Corrections of California, Inc. v. Longboat Global Advisors, LLC, et al., No.2004 CV79761 in the Superior Court of Fulton County, Georgia under theories of fraud, conversion, breach of contract and other theories to determine the location of and to recover the Funds.  The Company has obtained temporary restraining orders freezing any and all financial accounts of the construction lender, one of its principals and certain other defendants identified during discovery.  The frozen accounts include one of the construction lender’s bank accounts which contains approximately $250,000.

Approximately $2.3 million of the funds have been expended on the project, which have been classified as construction in progress at December 31, 2003.  There can be no assurances that any of the missing funds will be recovered.  Accordingly, based on current information, the Company believes its potential maximum exposure is approximately $5.4 million (which has been recognized as a loss and is included in general and administrative expenses for the year ended December 31, 2003) plus any attorneys’ fees and costs associated with its investigation and the legal proceedings discussed above.  The Company is unable at this time to determine the ultimate outcome of this matter.

Shareholder Lawsuits

In March and April 2002, the Company, Steven W. Logan (the Company’s former President and Chief Executive Officer), and John L. Hendrix (the Company’s Chief Financial Officer), were named as defendants in four federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division.  The aforementioned lawsuits were putative class action lawsuits brought on behalf of all purchasers of the Company’s common stock between March 6, 2001 and March 5, 2002 and relate to the Company’s restatement in 2002 of certain financial statements.  The lawsuits involved disclosures made concerning two prior transactions executed by the Company: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction.  These four lawsuits were consolidated into the Graydon Williams action and Flyline Partners, LP was appointed lead plaintiff.  As a result, a consolidated complaint was filed by Flyline Partners, LP.  Richard Picard and Anthony Scolaro were also named as plaintiffs.  Since then, the court has allowed plaintiffs to file an amended consolidated complaint. The amended consolidated complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933 (the “Securities Act”) and/or Section 15 of the Securities Act.  The amended consolidated complaint seeks, among other things, restitution damages, compensatory damages, rescission or a rescissory measure of damages, costs, expenses, attorneys’ fees and expert fees.  A motion to dismiss is currently pending.

In March 2002, the Company, its directors, and its former independent auditor Arthur Andersen LLP, were sued in a derivative action styled as William Williams, Derivatively and on Behalf of Nominal Defendant Cornell Companies, Inc. v. Anthony R. Chase, et al., No. 2002-15614, in the 127th Judicial District Court of Harris County, Texas.  The lawsuit related to the Company’s restatement in 2002 of certain financial statements.  The lawsuit alleged breaches of fiduciary duty by all of the individual defendants and asserted breach of contract and professional negligence claims only against Arthur Andersen LLP.  This lawsuit has been dismissed without prejudice by agreement.

In May and June 2002, the Company and its directors were sued in three other derivative lawsuits styled as follows: (1) Juan Guitierrez, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1812, in the United Stated District Court for the Southern District of Texas, Houston Division; (2) Thomas Pagano, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1896,

in the United Stated District Court for the Southern District of Texas, Houston Division; and (3) Jesse Menning, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. 2002-28924, in the 164th Judicial District Court of Harris County, Texas.  These lawsuits relate to the Company’s restatement in 2002 of certain financial statements.  These lawsuits all allege breaches of fiduciary duty and waste of corporate assets by all of the defendants.  A motion to dismiss the Guitierrez and Pagano lawsuits was filed.  The court dismissed the Pagano action as duplicative of the Guitierrez action.  The motion to dismiss the Guitierrez action is still pending.  The Menning action has been dismissed, but with an agreement that the plaintiff’s claims as to Cornell are tolled until 30 days following the final resolution of the Guitierrez case, including any appeals.

The plaintiffs in these cases have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty.  However, the Company believes it has good defenses and intends to vigorously defend against the claims asserted in these actions.  The Company has not recorded any loss accruals related to these claims as of December 31, 2003.

On January 27, 2004, the Company received a letter from William Williams, the plaintiff in the William Williams action discussed above, demanding that the Company pursue breach of fiduciary duty claims against various officers and directors based on the August 2001 sale leaseback transaction and the subsequent restatement.  The Company has issued a preliminary response to the letter indicating that the Board will consider the request and inform Mr. Williams of its decision.

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

Securities and Exchange Commission Investigation

Following the restatement of the Company’s 2001 financial statements in 2002, the SEC initiated an investigation into the circumstances leading to this restatement.  Following the SEC’s initial inquiry in 2002 the SEC made no further inquiry with respect to the investigation until July 2003.  Since July 2003, the Company has received additional information requests from the SEC.  The Company has cooperated, and intends to continue to fully cooperate, with the SEC’s investigation.

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

The SEC has not given the Company any indication as to the outcome of its investigation.  If the SEC makes a determination adverse to the Company, the Company and its officers and directors may face penalties,

Other

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

including, but not limited to, monetary fines and injunctive relief.  The Company has not recorded a loss accrual as of December 31, 2003 related to this matter.  In addition, in the event of an adverse determination by the SEC against the Company or its officers or directors, federal and/or state agencies may be reluctant to enter into or prohibited from entering into contracts for the Company’s services.  Any such reaction from the Company’s customer base could have a material adverse effect on its business.

10.  STOCKHOLDERS’ EQUITY

Common Stock Offering

On November 30, 2001, the Company completed an offering of its common stock.  Net proceeds to the Company from the sale of the 3,450,000 shares of newly issued Common Stock were approximately $43.8 million.  Proceeds from the offering were used to repay indebtedness of $39.4 million with the remainder for general working capital purposes.

Stockholder Rights Plan

On May 1, 1998, the Company adopted a stockholder rights plan.  Under the plan, each stockholder of record at the close of the business day on May 11, 1998, received one Preferred Stock Purchase Right (Right) for each share of common stock held.  The Rights expire on May 1, 2008.  Each Right initially entitles the stockholder to purchase one one-thousandth of a Series A Junior Participating Preferred Share for $120.00.  Each Preferred Share has terms designed to make it economically equivalent to one thousand common shares.  The Rights will become exercisable only in the event a person or group acquires 15% or more of the Company’s common stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning 15% or more of the Company’s common stock.  If a person or group acquires a 15% or more position in the Company, each Right (except those held by the acquiring party) will then entitle its holder to purchase, at the exercise price, common stock of the Company having a value of twice the exercise price.  The effect will be to entitle the holder to buy the common stock at 50% of the market price.  Also, if following an acquisition of 15% or more of the Company’s common stock, the Company is acquired by that person or group in a merger or other business combination transaction, each Right would then entitle its holder to purchase common stock of the acquiring company having a value of twice the exercise price.  The effect will be to entitle the Company’s stockholders to buy stock in the acquiring company at 50% of the market price.  The Company may redeem the Rights at $0.01 per Right at any time prior to the acquisition of 15% or more of its common stock by a person or group.

Preferred Stock

Preferred stock may be issued from time to time by the Board of Directors of the Company, which is responsible for determining the voting, dividend, redemption, conversion and liquidation features of any preferred stock.

Options

In December 2000, the Company adopted the 2000 Broad-Based Employee Plan (2000 Plan).  Pursuant to the 2000 Plan, the Company may grant non-qualified stock options to its employees, directors and eligible consultants for up to the greater of 400,000 shares or 4% of the aggregate number of shares of common stock issued and outstanding immediately after grant of any option under the 2000 Plan.  The 2000 Plan options vest up to five years and expire ten years from the grant date.  In May 1996, the Company adopted the 1996 Stock Option Plan and amended and restated the plan in April 1998 (1996 Plan).  Pursuant to the 1996 Plan, the Company may grant non-qualified and incentive stock options for up to the greater of 1,932,119 shares or 15.0% of the aggregate number of shares of common stock outstanding.  The 1996 Plan options vest up to seven years and expire seven to ten years from the grant date.  The Compensation Committee of the Board of Directors, which is comprised of independent directors,  is responsible for determining the exercise price and vesting terms for the granted options.  The 1996 Plan and 2000 Plan option exercise prices can be no less than the market price of the Company’s common stock on the date of grant.

In conjunction with the issuance of the Subordinated Notes in July 2000, the Company issued warrants to purchase 290,370 shares of the common stock at an exercise price of $6.70.  The Company recognized the fair value of these warrants of $1.1 million as additional paid-in capital.  The warrants may only be exercised by payment of the exercise price in cash to the Company, by cancellation of an amount of warrants equal to the fair market value of the exercise price, or by the cancellation of Company indebtedness owed to the warrant holder.  During 2001, 168,292 shares of Common Stock were issued in conjunction with the exercise and cancellation of 217,778 warrants. At December 31, 2003, 72,592 warrants remained outstanding.

The following is a summary of the status of the Company’s 2000 Plan, 1996 Plan and other options at December 31, 2003, 2002 and 2001, and changes during the years then ended:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,409,845	$9.20	1,178,624	$7.98	1,294,048	$7.70
Granted	215,475	10.02	388,400	10.87	70,000	9.76
Exercised	(327,695)	6.50	(95,059)	2.11	(156,923)	5.64
Forfeited or canceled	(165,661)	12.63	(62,120)	13.99	(28,501)	12.26
Outstanding at end of year	1,131,964	9.55	1,409,845	9.20	1,178,624	7.98

Exercisable at end of year	615,701	9.55	681,787	8.65	602,839	7.61

Weighted average fair value of options granted		$6.02		$6.87		$6.77

The following table summarizes information about the Company’s outstanding stock options at December 31, 2003:

Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.75	to	$5.64	250,211	6.9	$4.56	169,328	$4.64
7.59	to	9.99	335,650	8.3	8.95	207,560	8.70
10.13	to	15.19	466,700	6.9	11.80	159,410	12.80
15.60	to	24.38	79,403	5.6	15.73	79,403	15.73
			1,131,964	7.2	9.63	615,701	9.55

For purposes of the pro forma disclosures in Note 2, under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model.  The following weighted average assumptions were used for grants in 2003, 2002 and 2001, respectively:  risk-free interest rates of 3.6%, 5.1% and 5.0%; dividend rates of $0, $0 and $0; expected lives of 7.0, 7.0 and 10.0 years; expected volatility of 56.43%, 57.58% and 53.35%.

The Black-Scholes option pricing model and other existing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of, and are highly sensitive to, subjective assumptions including the expected stock price volatility.  The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. The FASB has recently proposed to mandate expense recognition for stock options and other types of equity-based compensation based on the fair value of the options at the grant date.  Additionally, the FASB is evaluating alternatives regarding how to develop a measure of the fair value of an option. Based on the final outcome of the FASB proposal, the Company may be required to recognize expense related to stock options and other types of equity-based compensation in future periods.  Additionally, the Company may be required to change its current method for determining the fair value of stock options.  Members of congress have recently introduced legislation which would limit the proposed standard.

Notes from Shareholders

On July 8, 1996, the Company’s former president (see below) and the Company founder, a director of the Company until October 2003, each exercised options to purchase an aggregate 82,750 and 137,110, respectively, of shares of Class A Common Stock and Class B Common Stock at an aggregate price of $180,638 and $274,220, respectively.  In connection with each exercise, each former officer entered into a promissory note with the Company for the respective aggregate exercise amounts.  The promissory notes bore interest at an annual rate of 6.63%.  In September 2002, the Company purchased at fair value 35,000 shares of its common stock from the Company’s former president at a cost of approximately $283,000.  In connection with that stock purchase, the Company’s former president repaid $283,000 representing the accrued interest and a portion of the outstanding related principal loan balance.  In December 2002 the Company’s former president surrendered stock options with a fair value of approximately $77,000 which was used to repay a portion of his remaining balance.  The fair value of these stock options were expensed by the Company in the year ended December 31, 2002.  In 2003 the Company’s former president surrendered stock options with a fair value of approximately $23,000 which was used to repay the remaining balance of his note.  In October 2003, the Company’s founder repaid the principal and accrued interest of approximately $441,000 outstanding on his note. The Company recognized approximately $22,000, $41,000 and $42,000 of interest income related to these shareholder notes for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, all notes from shareholders had been repaid.

Treasury Stock

During the years ended December 31, 2003 and 2002, the Company repurchased in the open market 106,500 and 242,100 shares, respectively, of its common stock under a share repurchase program at an aggregate cost of $1.2 million and $2.2 million, respectively.  Additionally, in September 2002, the Company purchased at fair value 35,000 shares of its common stock from the Company’s former president at a cost of approximately $283,000.  In 2002, the Board of Directors authorized the repurchase of an aggregate $10.0 million of the Company’s outstanding shares.  The annual repurchase of shares is limited to $2.5 million, and an aggregate limit of $7.5 million, under the Company’s amended 2000 Credit Facility.  As of December 31, 2003, the Company can purchase additional shares of treasury stock valued at approximately $0.8 million.

Employee Stock Purchase Plan

Effective as of January 1, 2000, the Company has an employee stock purchase plan whereby employees can make contributions to purchase the Company’s common stock.  Purchases of common stock are made annually at the lower of the beginning or end of year market value, less a 15.0% discount.  For the years ended December 31, 2003, 2002 and 2001, employee contributions of approximately $356,000, $399,000 and $214,000 were used to purchase 46,486, 82,581 and 46,767 shares, respectively, of the Company’s common stock.

Deferred Bonus Plan

In the fourth quarter of 2001, the Company established a deferred bonus plan for certain employees.  Pursuant to the plan, approximately $4.7 million was deposited on behalf of individual participants into a rabbi trust account, which included approximately $3.6 million in cash and $1.1 million in Company treasury stock.  The treasury stock portion of the rabbi trust is to remain as treasury stock, while the participants may give investment directions to the trustee as to the cash portion, subject to certain limitations.  The investments of the rabbi trust represent assets of the Company and are included in the accompanying Consolidated Balance Sheets based on the nature of the assets held.  Assets placed into the rabbi trust are irrevocable; therefore they are restricted as to the Company’s use under the terms of the trust and the deferred bonus plan.  Amounts held in the rabbi trust are generally distributable upon vesting.  At December 31, 2003, restricted assets and other current assets included approximately $205,000 and $176,000, respectively, of deposits in a rabbi trust.  For the year ended December 31, 2002, approximately $1.3 million was paid from plan assets as a result of the withdrawal of the Company’s former president from the plan due to his resignation as president in September 2002.  Additionally, approximately $1.0 million of deferred bonus plan assets were forfeited and returned to the Company as a result of his resignation.

The plan generally vests 100.0% upon the achievement of an aggregate amount of monthly credits (based on a fixed monthly earnings milestone) expected to occur at the end of five years beginning October 1, 2001.  Vesting will accelerate to 60.0% at the end of three years if certain earnings targets are achieved.  Based on the expected earnings period, compensation expense and the related compensation liability for the aggregate plan value are being recognized over five years.  To the extent the vesting is extended or accelerated based on the achievement of the financial milestones, recognition of compensation expense will be adjusted on a prospective basis.  For the years ended December 31, 2003 and 2002, the Company expensed approximately $502,000 and $92,000, respectively, under the deferred bonus plan.

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

11.  DERIVATIVE FINANCIAL INSTRUMENTS AND GUARANTEES

Debt Service Reserve Fund and Debt Service Fund

In August 2001, MCF completed a bond offering to finance the 2001 Sale and Leaseback Transaction.  In connection with this bond offering, two reserve fund accounts were established by MCF pursuant to the terms of the indenture: (1) MCF’s Debt Service Reserve Fund, aggregating $23.8 million at December 31, 2003, was established to make payments on MCF’s outstanding bonds in the event the Company (as lessee) should fail to make the scheduled rental payments to MCF and (2) MCF’s Debt Service Fund, aggregating $14.7 million at December 31, 2003, used to accumulate the monthly lease payments that MCF receives from the Company until such funds are used to pay MCF’s semi-annual bond interest and annual bond principal payments.  Both reserve fund accounts are subject to the agreements with the MCF Equity Investors whereby guaranteed rates of return of 3.0% and 5.08%, respectively, are provided for in the balance of the Debt Service Reserve Fund and the Debt Service Fund.  The guaranteed rates of return are characterized as cash flow hedge derivative instruments.  At inception, the derivatives had an aggregate fair value of $4.0 million, which has been recorded as a decrease to the equity investment in MCF made by the MCF Equity Investors (MCF minority interest) and as a deferred liability in the accompanying Consolidated Balance Sheets.  Changes in the fair value of the derivative instruments are recorded as an adjustment to deferred liability and reported as other comprehensive income in the accompanying Consolidated Statements of Operations and Comprehensive Income.  At December 31, 2003, the fair value of these derivative instruments was approximately $2.5 million.  As a result, the accompanying Consolidated Statements of Operations and Comprehensive Income/(Loss) include accumulated other comprehensive income (loss) of approximately ($368,000) and $1.9 million for the years ended December 31, 2003 and 2002, respectively. There is no difference between net income and comprehensive income for 2001.

In connection with MCF’s bond offering, the MCF Equity Investor provided a guarantee of the Debt Service Reserve Fund if a bankruptcy of the Company were to occur and a trustee for the estate of the Company were to include the Debt Service Reserve Fund as an asset of the Company’s estate.  This guarantee is characterized as an insurance contract and is being amortized to expense over the life of the debt.

12.  PROJECTS UNDER DEVELOPMENT, CONSTRUCTION OR RENOVATION

In January 2003, the Company executed a five-year lease for the New Mexico Regional Correctional Center in Albuquerque, New Mexico.  The 1,000 bed facility consists of two units, the South Tower and the North Tower, which each have a service capacity of 500 beds.  The Company is currently renovating the South Tower and anticipates opening the 500 bed unit in July 2004.  The Company will then renovate the North Tower.  Management currently anticipates that the facility will reach full capacity of 1,000 beds by December 2004.  As of December 31, 2003, the Company had spent approximately $1.0 million on renovations and expects to spend an additional $2.8 million to complete the renovations of both units.  For the year ended December 31, 2003, the Company incurred pre-opening and start-up expenses of approximately $321,000.

In June 2003, the Company entered into an agreement with a developer to purchase a 160 bed residential treatment center for juveniles, named the Southern Peaks Treatment Center, upon completion of construction of the facility by the developer.  In August 2003, the Company funded approximately $12.9 million into an escrow account for the purchase of the real property.  The Company recognized a charge of approximately $5.4 million to general and administrative expenses in the fourth quarter of 2003 related to the portion of these funds which were diverted and have not been recovered.

In September 2003, the Company entered into negotiations with the state of South Dakota to the lease the former State Training School in Plankinton, South Dakota to operate a 40 bed juvenile justice center, the Plankinton Regional Detention Center, and a 82 bed residential juvenile treatment center, the Plankinton Regional Treatment Center.  The Company will make some minor renovations to the facilities at an estimated cost of approximately $400,000.  As of December 31, 2003, the Company had not finalized the lease agreements or obtained contracts for services at the facilities.  However, management believes there is demand for the Company services to be provided at these facilities and anticipates operating the detention center in April 2004 and the treatment center in August 2004.

The Company closed the New Morgan Academy in the fourth quarter of 2002 and is currently considering several options ranging from the sale of the facility to the utilization of the facility for another type of program. As of December 31, 2003, management of the Company is focusing its efforts on reactivating the facility.  The primary use currently under consideration is using the facility to house illegal non-criminal adult detainees or to house non-criminal juvenile aliens. Management is discussing these opportunities with the Bureau of Immigration and Customs Enforcement (BICE), who has indicated a level of interest but necessary budget appropriations have not been made and the parties have not progressed to contract phase. There can be no assurance that the Company will be successful in securing a contract with BICE.  Further, before the Company could house adult detainees, the Company will likely need to obtain a change in the zoning of the Academy, which is currently zoned only for the housing of juveniles. There can be no assurances that the Company will be able to secure the contemplated zoning change or to do so on terms favorable to the Company.  Management of the Company believes that there is a market for the services the Company could provide at per diem rates that will support the recovery of the cost structure of the facility.  However, the Company will continue to evaluate any offers to buy or lease the facility.  The Company is maintaining a small staff to secure and maintain the facility while the Company considers its options for the use or sale of the facility.  The Company expects to incur operating expenses of approximately $150,000 per month for payroll, property taxes and other operating costs until the facility is utilized for an alternative program or until the facility is sold.  Additionally, the Company is incurring interest expense of approximately $140,000 per month related to the borrowings for the facility and depreciation expense of approximately $46,000 per month for the building.

The carrying value of the property and equipment at the New Morgan Academy was approximately $30.4 million at December 31, 2003.  Management performed a probability-weighted recoverability analysis and believes that, based on its analysis, the long-lived assets at the New Morgan Academy are recoverable from the range of alternative courses of action.  Accordingly, pursuant to the provisions of SFAS No. 144, an impairment allowance is not deemed necessary as of December 31, 2003.  However, management estimates that, were the Company to sell the facility, it is reasonably possible that the Company would not be able to fully recover the carrying value of its long-lived assets for this facility.

In March 2003, the Company reached an agreement with the Commonwealth of Pennsylvania that resolved all outstanding administrative issues relative to the contract awarded to the Company by the BOP to operate the Moshannon Valley Correctional Center. In October 2003, the Company received final approval from the BOP of a revised building design for the facility. Construction plans are being developed for the new design and work is expected to begin in the second quarter of 2004. In the interim, the Company is negotiating a contract amendment with the BOP to accommodate the revised facility design and update the contract for changes since it was originally signed. If and when an amendment to the contract with the BOP is successfully negotiated, the agreement would allow the Company to move forward with the construction and operation of the facility.

As of December 31, 2003, the Company had incurred approximately $18.2 million for design, construction and land development costs and capitalized interest related to the Moshannon Valley Correctional Center contract. The Company is in the process of submitting a claim to the BOP for reimbursement of costs related to the original construction efforts incurred beginning in 1999. The Company estimates additional capital investment of approximately $74.0 million to complete construction of the facility.  Financing of the facility is subject to re-approval of the project by the lenders under the Company’s amended 2000 Credit Facility and agreement by such lenders to amend certain financial covenants and provisions of the amended 2000 Credit Facility. In the event the Company’s lenders are unwilling to re-approve the project or to adopt the necessary amendments, or if the Company’s cash and current financing arrangements do not provide sufficient financing to fund construction costs related to the project, the Company anticipates that it will need to obtain additional sources of financing.

According to the BOP contract, as amended, the Company was required to complete the construction of the project by January 15, 2004. The Company did not complete construction by that date and anticipates obtaining another long-term contract amendment from the BOP extending the construction deadline. In the event the Company is not able to negotiate a contract amendment with the BOP, then the BOP may have the right to assert that the Company has not completed construction of the facility within the time frame provided in the BOP contract, as amended. Management expects that the contract will be amended to address cost and construction timing matters resulting from the extended delay. In the event that the BOP decides not to continue with the construction of the Moshannon Valley Correctional Center and terminates the contract, management believes that the Company has the right to and will recover its invested costs. In the event any portion of these costs are determined not to be recoverable upon contract termination by the BOP, such costs would be charged to expense.

Separate from a possible recovery in the event that the BOP terminates the Moshannon Valley Correctional Center contract, the Company is pursuing a claim for reimbursement of a portion of its expenses incurred in connection with the issuance of the Stop-Work Order and the delay of the project (included among these expenses is approximately $1.4 million in accounts receivable for expenses incurred by the Company after the June 1999 issuance of the Stop –Work Order).  This reimbursement claim is independent of the amendment to the contract – i.e., if the BOP agrees to an amendment of the contract, the Company will still pursue its claim – and the Company is currently negotiating this claim with the BOP.  The BOP has asserted that it is only responsible for reimbursing a portion of these costs – that portion of the investment lost due to the issuance of the Stop-Work Order.  Although the Company believes that the BOP will reimburse substantially more than the $1.4 million in account receivable at December 31, 2003, it is uncertain how much the BOP will agree to pay in connection with the Company’s claim for reimbursement.  Any amounts not reimbursed by the BOP, the Company will expense that portion of costs that cannot be capitalized with respect to the Company's remaining real property interest.

13.  RELATED PARTY TRANSACTIONS

One of the directors of the Company is a partner in a law firm that provides legal services to the Company. The Company pays legal fees for such services.  Legal fees paid to this law firm were approximately $1.1 million, $1.5 million and $2.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

In July 1996, the Company entered into promissory notes with the Company’s former president and the Company’s founder, a director of the Company until October 2003.  The promissory notes bear interest at an annual rate of 6.63%, mature in June 2004 with no interim interest or principal payments, are full recourse and collateralized by shares of the Company’s common stock. These notes were repaid prior to December 31, 2003.

In connection with the Company president’s resignation in September 2002, the outstanding principal and interest balance of approximately $76,000 and $35,000, respectively, was repaid. In October 2003, the principal and related accrued interest receivable related to the Company founder’s note of $270,000 and $129,000, respectively, was repaid. The Company recognized approximately $17,000, $29,000 and $29,000 of interest income related to these notes for the years ended December 31, 2003, 2002 and 2001.

Effective September 1, 1999, the Company entered into a consulting agreement with the Company’s founder, who was a director of the Company through October 2003.  As compensation for consulting services, the Company agreed to an annual payment of at least $255,000 for each of the first four years of the seven-year initial term of the consulting agreement with an annual salary of at least $180,000 for each of the last three years of the seven-year initial term of the consulting agreement.  The Company has an option to renew the consulting agreement for an additional three-year term at an annual salary of at least $300,000 for each of the three years of the renewal term.  As additional compensation, the Company agreed to an annual bonus, subject to certain limitations, equal to $75,000 during the first four years of the seven-year initial term and an annual bonus of $60,000 during the last three years of the seven-year initial term and during any renewal term.  The Company also agreed to grant options to purchase an aggregate 120,000 shares of the Company’s common stock in four equal annual installments beginning September 1, 2000.  The options have an exercise price equal to the fair market value of the Company’s common stock on the date of grant and vest at the time such options are granted, subject to certain limitations on exercise.  For the year ended December 31, 2003, the Company’s founder accepted a $100,000 cash payment in lieu of unexercised options. This payment was expensed by the Company in 2003.

As part of the consulting agreement discussed above, the Company entered into a non-compete agreement with the Company’s founder.  The non-compete agreement has a term of 10 years and requires the Company to pay a monthly fee of $10,000 for the seven-year initial term of the consulting agreement.  The Company capitalized the monthly payments and amortizes the amounts over the 10-year term of the consulting agreement. The Company recognized amortization expense related to this agreement of approximately $84,000 for each of the years ended December 31, 2003, 2002 and 2001.

The Company maintains a life insurance policy for the Company’s founder and made payments related to this policy of approximately $223,000, $214,000 and $215,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company also compensated the Company’s founder for director fees in amounts of $12,000, $30,000 and $22,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Total payments made for the above consulting and non-compete agreements, board of director fees and expense reimbursements for the Company’s founder were approximately $531,000, $477,000 and $428,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company also has a non-compete agreement with a director of the Company in connection with the acquisition of The Abraxas Group, Inc. in September 1997.  Under this agreement, the Company is required to pay annual installments of $60,000 beginning January 2, 1998.  These payments can and have been accelerated upon the mutual agreement of the director and the Company.  As of December 31, 2003, the balance of this non-compete agreement had been paid in full. The Company made payments under this agreement of  $200,000, $80,000, and $200,000 for the years ended December 31, 2003, 2002 and 2001, respectively

14.  SEGMENT DISCLOSURE

The Company’s three operating divisions are its reportable segments.  The adult secure institutional services segment consists of the operation of secure adult incarceration facilities.  The juvenile segment consists of providing residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of ten and 17 who have either been adjudicated or suffer from behavioral problems.  The adult community-based corrections and treatment services segment consists of providing pre-release and halfway house programs for adult offenders who are either on probation or serving the last three to six months of their sentences on parole and preparing for re-entry into society at large as well as community-based treatment and education programs as an alternative to incarceration.  All of the Company’s customers and long-lived assets are located in the United States of America.  The accounting policies of the Company’s reportable segments are the same as those described in the summary of significant accounting policies in Note 2 to the consolidated financial statements.  Intangible assets are not included in each segment’s reportable assets, and the amortization of intangible assets is not included in the determination of a segment’s operating income.  The Company evaluates performance based on income or loss from operations before general and administrative expenses, incentive bonuses, amortization of intangibles, interest and income taxes.  Corporate and other assets are comprised primarily of cash, accounts receivable, deposits, property and equipment, deferred taxes, deferred costs and other assets.

The only significant noncash items reported in the respective segments’ income from operations is depreciation and amortization (excluding intangibles) (in thousands).

	Year Ended December 31,
	2003	2002	2001

Revenue:
Adult secure institutional	$102,120	$99,549	$99,791
Juvenile	118,797	124,967	116,262
Adult community-based	50,715	50,629	49,197
Total revenue	$271,632	$275,145	$265,250

Pre-opening and start-up expenses:
Adult secure institutional	$321	$—	$—
Juvenile	3,077	—	3,858
Adult community-based	—	—	—
Total pre-opening and start-up expenses	$3,398	$—	$3,858

Depreciation and amortization:
Adult secure institutional	$3,868	$3,558	$3,222
Juvenile	2,698	2,615	2,149
Adult community-based	1,538	1,391	1,451
Amortization of intangibles	895	878	1,525
Corporate and other	1,700	1,337	931
Total depreciation and amortization	$10,699	$9,779	$9,278

Income from operations:
Adult secure institutional	$25,396	$26,586	$22,347
Juvenile	13,598	17,402	16,857
Adult community-based	10,789	11,609	10,514
Subtotal	49,783	55,597	49,718
General and administrative expenses	(23,415)	(21,480)	(15,291)
Incentive bonuses	—	—	(1,000)
Amortization of intangibles	(895)	(878)	(1,525)
Corporate and other	(1,089)	(1,662)	(884)
Total income from operations	$24,384	$31,577	$31,018

Capital expenditures:
Adult secure institutional	$5,742	$4,098	$4,083
Juvenile	11,176	1,566	7,117
Adult community-based	2,173	2,006	675
Corporate and other	3,213	3,444	2,293
Total capital expenditures	$22,304	$11,114	$14,168

Assets:
Adult secure institutional	$152,229	$156,315	$155,085
Juvenile	110,748	96,239	102,766
Adult community-based	57,787	58,071	57,962
Intangible assets, net	13,287	13,062	15,456
Corporate and other	114,106	117,604	113,538
Total assets	$448,157	$441,291	$444,807

15.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter		Year

2003:
Revenues	$66,026	$67,586	$68,642	$69,378		$271,632
Income from operations	7,779	8,196	6,732	1,677	(2)	24,384
Net income (loss)	1,957	2,177	1,442	(1,606	)(2)	3,970

Earnings (loss) per share:
- Basic	$.15	$.17	$.11	$(.12)		$.31
- Diluted	$.15	$.17	$.11	$(.12)		$.30

2002:
Revenues	$68,475	$69,077	$69,634	$67,959		$275,145
Income from operations	6,375	7,888	7,992	9,322		31,577
Income before cumulative effect of changes in accounting principles (1)	635	1,974	1,793	2,925		7,327
Net income (loss)	(330)	1,974	1,793	2,925		6,362

Earnings per share before cumulative effect of changes in accounting principles:
- Basic	$.05	$.15	$.14	$.23		$.57
- Diluted	$.05	$.15	$.14	$.21		$.55
Earnings per share:
- Basic	$(.03)	$.15	$.14	$.23		$.49
- Diluted	$(.03)	$.15	$.14	$.22		$.48

2003 Balance Sheet Data:
Working capital	$99,003	$101,065	$89,122	$86,214		$86,214
Total assets	435,139	443,988	445,664	448,157		448,157
Long-term debt, net of current portion	232,254	232,894	234,594	227,292		227,292
Stockholders’ equity	162,375	167,246	167,351	166,235		166,235

2002 Balance Sheet Data:
Working capital	$99,915	$100,277	$92,749	$95,988		$95,988
Total assets	435,836	438,838	428,237	441,291		441,291
Long-term debt, net of current portion	239,310	239,310	231,724	232,258		232,258
Stockholders’ equity	153,024	154,745	158,330	159,952		159,952

(1)   The Company adopted SFAS No. 142 in January 2002 and recorded a net-of-tax charge of approximately $1.0 million as a cumulative effect of a change in accounting principle.  See Note 3 to the consolidated financial statements.

(2)   Includes a loss of approximately $5.4 million related to the Southern Peaks Treatment Center escrow deposit.  The after tax effect of the loss reduced net income by approximately $3.2 million. See Note 12 to the consolidated financial statements.

ITEM 9.                                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                          CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information disclosed in its annual and periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the Company designed these disclosure controls and procedures to ensure that this information is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), to allow timely decisions regarding required disclosures. SEC rules require that the Company disclose the conclusions of its CEO and CFO about the effectiveness of the Company’s disclosure controls and procedures.

The Company does not expect that its disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud could occur and not be detected.

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period required by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures are effective as of that date.

In connection with the evaluation described above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) during its fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Items 10, 11, 12, 13 and 14 of Part III have been omitted from this report because the Company will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or a Form 10-K/A.  The information required by Items 10, 11, 12,  13 and 14 of this report, which will appear in the definitive proxy statement and/or the Form 10-K/A, is incorporated by reference into Part III of this report.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        Financial Statements, Schedules and Exhibits

1.	Financial statements and reports of PricewaterhouseCoopers LLP and Arthur Andersen LLP
Report of Independent Auditors
Consolidated Balance Sheets - December 31, 2003 and 2002
Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to consolidated financial statements
2.	Financial statement schedules
All schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

3.	Exhibits

Exhibit No.	Description	Incorporated by Reference
3.1	Restated Certificate of Incorporation of the Company.	1
3.2	Amended and Restated Bylaws of the Company.	19
4.1	Certificate representing Common Stock.	2
4.2	Registration Rights Agreement dated as of March 31, 1994, as amended, among the Company and the stockholders listed on the signature pages thereto.	2
4.3	Rights Agreement dated as of May 1, 1998 between the Company and the stockholders listed on the signature pages thereto.	7
9.1	Stock Transfer and Voting Agreement dated November 23, 1994 between David M. Cornell and Jane B. Cornell.	2
10.1	Cornell Corrections, Inc. Amended and Restated 1996 Stock Option Plan. (a)	6
10.2	Employment Agreement dated as of September 9, 1997 between Abraxas Group, Inc. and Arlene R. Lissner. (a)	3
10.3	Covenant Not to Compete Agreement dated as of September 9, 1997 by and between the Company and Arlene R. Lissner. (a)	3
10.4	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	2
10.5	Stockholders Agreement among certain stockholders named therein dated September 15, 1997.	3
10.6	Professional Management Agreement between the Company and Central Falls Detention Facility Corporation dated July 15, 1992.	2
10.7	Operating Agreement by and between each of MidTex Detentions, Inc., the City of Big Spring, Texas (“Big Spring”) and Cornell Corrections of Texas, Inc. (“CCTI”) dated as of July 1, 1996 and related Assignment and Assumption of Operating Agreement.	2
10.8	Contract between CCCI and the CDC (No. R92.132) for the Live Oak, California Facility dated March 1, 1993, as amended.	2

Exhibit No.	Description	Incorporated by Reference
10.9	Asset Purchase Agreement dated as of January 31, 1997 by and between CCTI and Interventions Co.	4
10.10	Asset Purchase Agreement dated as of August 14, 1997 by and between the Company and Abraxas Group, Inc., Foundation for Abraxas, Inc., Abraxas Foundation, Inc., Abraxas Foundation of Ohio and Abraxas, Inc.	3
10.11	Contract between Texas Alcoholism Foundation, Inc. and the Texas Department of Criminal Justice, Parole Division for the Reid Facility dated January 31, 1996, as amended.	2
10.12	Form of Contract between CCCI and the Utah State Department of Human Services, Division of Youth Corrections for the Salt Lake City, Utah Juvenile Facility.	2
10.13	Asset Purchase Agreement among CCTI, Texas Alcoholism Foundation, Inc. and the Texas House Foundation, Inc. dated May 14, 1996.	2
10.14	Asset Purchase Agreement among CCTI, the Company, Ed Davenport, Johnny Rutherford and MidTex Detentions, Inc. dated May 22, 1996.	2
10.15	Lease Agreement between CCCI and Baker Housing Company dated August 1, 1987 for the Baker, California facility.	2
10.16	Lease Agreement between Big Spring and Ed Davenport dated as of July 1, 1996 for the Interstate Unit and related Assignment and Assumption of Leases.	2
10.17	Secondary Sublease Agreement between Big Spring and Ed Davenport dated as of July 1, 1996 for the Airpark Unit and related Assignment and Assumption of Leases.	2
10.18	Secondary Sublease Agreement between Big Spring and Ed Davenport dated as of July 1, 1996 for the Flightline Unit and related Assignment and Assumption of Leases.	2
10.19	Stock Option Agreement between the Company and CEP II dated July 9, 1996.	2
10.20	Form of Option Agreement between the Company and the Optionholder listed therein dated as of November 1, 1995.	10
10.21	Senior Note Agreement by and between the Company and the Note Purchasers dated July 15, 1998.	8
10.22	Asset Purchase Agreement dated as of November 17, 1997 by and between Foresite Capital Facilities Corporation and the Hinton Economic Development Authority.	5
10.23	Amendment dated December 10, 1997 to Asset Purchase Agreement dated as of November 17, 1997.	5
10.24	Amendment No. 2 dated January 6, 1998 to Asset Purchase Agreement dated as of November 17, 1997.	5
10.25	Assignment of Agreement of Purchase and Sale dated as of January 5, 1998 by and between Foresite Capital Facilities Corporation and Cornell Corrections of Oklahoma, Inc.	5
10.26	Allvest Asset Purchase Agreement dated as of June 20, 1998 by and between the Company and Allvest, Inc., St. John Investments, and William C. Weimar.	9
10.26a	Subordinated Bridge Loan Agreement by and between the Company and ING dated October 14, 1999.	11
10.27	Asset Purchase Agreement by and among the Company and Interventions and IDDRS Foundation dated May 10, 1999.	11
10.28	Extension of Asset Purchase Agreement by and among the Company and Interventions and IDDRS Foundation dated September 30, 1999.	11

Exhibit No.	Description	Incorporated by Reference
10.29	Asset Purchase Agreement by and among BHS Consulting Corp., its Shareholders and the Company dated May 10, 1999.	11
10.30	Extension of Asset Purchase Agreement by and among BHS Consulting Corp., its Shareholders and the Company dated September 30, 1999.	11
10.31	Amendment to Asset Purchase Agreement by and among BHS Consulting Corp., its Shareholders and the Company dated November 12, 1999.	11
10.32	Participation Agreement among the Company and certain of its subsidiaries and Heller Financial Leasing, Inc. dated November 23, 1999.	12
10.33	Lease Agreement between First Security Bank, National Association, and the Company and certain of its subsidiaries dated November 23, 1999.	12
10.34	Lease Agreement by and among Hinton Economic Development Authority, the Town of Hinton, Oklahoma, and Cornell Corrections of Oklahoma, Inc. dated December 31, 1999.	12
10.35	Consulting Agreement between the Company and David M. Cornell dated December 15, 1999. (a)	12
10.36	Form of Severance Agreement executed by John Hendrix, Arlene Lissner, Thomas Jenkins, Thomas Rathjen, Patrick Perrin and Steven Logan. (a)	12
10.37	Fourth Amended and Restated Credit Agreement among the Company, certain subsidiaries of the Company, Atlantic Financial Group, Ltd., the Lenders and ING (U.S.) Capital LLC, as Administrative Agent, dated as of July 21, 2000.	13
10.38	Amended and Restated Master Agreement among the Company, certain subsidiaries of the Company, Atlantic Financial Group, Ltd., the Lenders, ING (U.S.) Capital LLC, as Administrative Agent, Bank of America N.A., as Syndication Agent, and Suntrust Equitable Securities Corporation, as Documentation Agent, dated as of July 21, 2000.	13
10.39	Note and Equity Purchase Agreement among the Company, American Capital Strategies, Ltd. and Teachers Insurance and Annuity Association of America, dated as of July 21, 2000.	13
10.40	Warrant issued by the Company to American Capital Strategies, Ltd. dated as of July 21, 2000.	13
10.41	Warrant issued by the Company to Teachers Insurance and Annuity Association of America, dated as of July 21, 2000.	13
10.42	Cornell Corrections, Inc. Employee Stock Purchase Plan. (a)	14
10.42a	Cornell Companies, Inc. Deferred Compensation Plan (a)	14
10.43	Cornell Companies, Inc. 2000 Director Stock Plan. (a)	15
10.44	Cornell Companies, Inc. 2000 Broad-Based Employee Plan. (a)	16
10.44a	Cornell Companies, Inc. Deferred Bonus Plan	21
10.45	Premises Transfer Agreement dated August 14, 2001 among Cornell Company, Inc., Cornell Corrections of Georgia, L.P., Cornell Corrections of Oklahoma, Inc., Cornell Corrections of Texas, Inc., WBP Leasing, Inc., and Municipal Corrections Finance, L.P.	17
10.46	Master Lease Agreement (with addenda) dated August 14, 2001 between Municipal Corrections Finance, L.P. and Cornell Companies, Inc.	17
10.47	Master Lease Agreement dated December 3, 1998 between Atlantic Financial Group and WBP Leasing, Inc. and certain other subsidiaries of Cornell Corrections, Inc.	18
10.48	Amendment No. 1 to Credit Agreement dated January 31, 2001.	18
10.49	Amendment No. 2 to Credit Agreement and Amendment No. 1 to Master Agreement dated August 9, 2001.	18

Exhibit No.	Description	Incorporated by Reference
10.50	First Amendment to Note and Equity Purchase Agreement dated August 9, 2001.	18
11.1	Computation of Per Share Earnings.	21
21.1	Subsidiaries of the Company.	21
23.1	Consent of PricewaterhouseCoopers LLP.	*
23.2	Information Regarding Consent of Arthur Andersen LLP.	21
31.1	Section 302 Certification of Chief Executive Officer	*
31.2	Section 302 Certification of Chief Financial Officer	*
32.1	Section 906 Certification of Chief Executive Officer	*
32.2	Section 906 Certification of Chief Financial Officer	*
99.1	Letter from Cornell Companies, Inc. to the Securities and Exchange Commission dated April 15, 2002 regarding representation from Arthur Andersen LLP.	20
99.2	Letter Agreement dated September 5, 2001, as amended, between Cornell Companies, Inc. and Lehman Brothers, Inc.	20

(a)	Management compensatory plan or contract.
(1)	Annual Report on Form 10-K of the Company for the year ended December 31, 1996
(2)	Registration Statement on Form S-1 of the Company (Registration No. 333-08243).
(3)	Registration Statement on Form S-1 of the Company (Registration No. 333-35807).
(4)	Current Report on Form 8-K of the Company dated January 31, 1997.
(5)	Current Report on Form 8-K of the Company dated January 6, 1998.
(6)	Definitive Proxy Statement dated March 9, 1998.
(7)	Registration Statement on Form 8-A of the Company filed May 11, 1998.
(8)	Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 1998.
(9)	Current Report on Form 8-K of the Company dated August 13, 1998.
(10)	Annual Report on Form 10-K of the Company for the year ended December 31, 1998.
(11)	Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1999.
(12)	Annual Report on Form 10-K of the Company for the year ended December 31, 1999.
(13)	Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2000.
(14)	Registration Statement on Form S-8 of the Company (Registration No. 333-80187).
(15)	Registration Statement on Form S-8 of the Company (Registration No. 333-42444).
(16)	Registration Statement on Form S-8 of the Company (Registration No. 333-52236).
(17)	Current Report on Form 8-K of the Company dated August 14, 2001.
(18)	Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2001.
(19)	Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2001.
(20)	Annual Report on Form 10-K of the Company for the year ended December 31, 2001.
(21)	Annual Report on Form 10-K of the Company for the year ended December 31, 2002
*	Filed herewith

(b)           Reports on Form 8-K

The Company furnished a Current Report on Form 8-K dated November 11, 2003 with a press release announcing its financial results for the third quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNELL COMPANIES, INC.

Dated:	March 15, 2004	By:	/s/ Harry J. Phillips, Jr.
Harry J. Phillips, Jr.
Chief Executive Officer and
Chairman of the Board

SIGNATURE	TITLE	DATE

/s/ HARRY J. PHILLIPS, JR.	Chief Executive Officer and	March 15, 2004
Harry J. Phillips, Jr.	Chairman of the Board
(Principal Executive Officer)

/s/ JOHN L. HENDRIX	Executive Vice President and	March 15, 2004
John L. Hendrix	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ ANTHONY R. CHASE	Director	March 15, 2004
Anthony R. Chase

/s/ ARLENE R. LISSNER	Director	March 15, 2004
Arlene R. Lissner

/s/ D. STEPHEN SLACK	Director	March 15, 2004
D. Stephen Slack

/s/ TUCKER TAYLOR	Director	March 15, 2004
Tucker Taylor

/s/ ROBERT F. VAGT	Director	March 15, 2004
Robert F. Vagt

/s/ MARCUS A. WATTS	Director	March 15, 2004
Marcus A. Watts