Form 10-Q
period 2004-03-31
CORNELL COMPANIES INC
filed 2004-05-10
CIK 1016152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Yes  ☒  No  ☐

At April 30, 2004 Registrant had outstanding 13,299,717 shares of its Common Stock.

PART I          FINANCIAL INFORMATION

ITEM 1.        Financial Statements

CORNELL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,132	$40,171
Accounts receivable – trade (net of allowance for doubtful accounts of $2,066 and $1,929, respectively)	52,206	52,772
Other receivables (net of allowance for doubtful accounts of $5,386)	4,395	3,769
Restricted assets	20,889	22,185
Deferred tax assets	3,411	3,411
Prepaids and other	9,029	8,789
Total current assets	130,062	131,097
PROPERTY AND EQUIPMENT, net	273,053	267,903
OTHER ASSETS:
Debt service reserve fund	23,890	23,800
Intangible assets, net	13,047	13,287
Deferred costs and other	13,578	12,070
Total assets	$453,630	$448,157

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$28,327	$36,577
Current portion of long-term debt	8,301	8,306
Total current liabilities	36,628	44,883
LONG-TERM DEBT, net of current portion	239,292	227,292
DEFERRED TAX LIABILITIES	7,619	7,006
OTHER LONG-TERM LIABILITIES	1,952	2,741
Total liabilities	285,491	281,922

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	––	––
Common stock, $.001 par value, 30,000,000 shares authorized, 14,683,467 and 14,578,505 shares issued and outstanding, respectively	15	15
Additional paid-in capital	144,393	143,735
Retained earnings	34,924	34,218
Treasury stock (1,545,356 and 1,537,583 shares of common stock, respectively, at cost)	(12,530)	(12,458)
Deferred compensation	(649)	(803)
Other comprehensive income	1,986	1,528
Total stockholders’ equity	168,139	166,235
Total liabilities and stockholders’ equity	$453,630	$448,157

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003

REVENUES	$69,324	$66,026
PRE-OPENING AND START-UP EXPENSES	1,646	—
OPERATING EXPENSES	54,514	51,780
DEPRECIATION AND AMORTIZATION	3,159	2,569
GENERAL AND ADMINISTRATIVE EXPENSES	4,160	3,898

INCOME FROM OPERATIONS	5,845	7,779
INTEREST EXPENSE	5,019	4,847
INTEREST INCOME	(370)	(385)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,196	3,317
PROVISION FOR INCOME TAXES	490	1,360

NET INCOME	$706	$1,957

EARNINGS PER SHARE:
BASIC	$.05	$.15
DILUTED	$.05	$.15

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	13,081	12,784
DILUTED	13,312	12,940

COMPREHENSIVE INCOME:
Net income	$706	$1,957
Unrealized gain on derivative instruments, net of tax	458	449
Comprehensive income	$1,164	$2,406

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$706	$1,957
Adjustments to reconcile net income to net cash used in operating activities ––
Depreciation	2,889	2,349
Amortization of intangibles and other assets	270	220
Amortization of deferred compensation	(50)	86
Amortization of deferred financing costs	209	289
Provision for bad debts	170	1,179
Gain on sale of property and equipment	(11)	—
Deferred income taxes	295	360
Change in assets and liabilities:
Accounts receivable	(1,931)	839
Restricted assets	158	5
Other assets	(183)	(604)
Accounts payable and accrued liabilities	(8,250)	(7,856)
Deferred revenues and other liabilities	(13)	(596)
Net cash used in operating activities	(5,741)	(1,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,192)	(1,383)
Deposits in (withdrawals from) restricted debt payment account, net	1,048	1,953
Proceeds from sale of property and equipment	163	—
Sale of restricted assets from deferred bonus plan	86	—
Net cash (used in) provided by investing activities	(6,895)	570

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and line of credit	36,000	—
Payments on line of credit	(24,000)	—
Payments on capital lease obligations	(6)	(9)
Payments of debt issuance and other financing costs	(100)	—
Proceeds from exercise of stock options and warrants	819	382
Purchases of treasury stock	(116)	(472)
Net cash provided by (used in) financing activities	12,597	(99)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(39)	(1,301)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,171	52,610
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,132	$51,309

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Other comprehensive income, net of tax	$458	$449

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Cornell Companies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Estimates were used in the preparation of these financial statements.  Actual results could differ from those estimates.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2.              Accounting Policies

See a description of the Company’s accounting policies in the Company’s 2003 Annual Report on Form 10-K.

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

	Three Months Ended March 31,
	2004	2003

Net income, as reported	$706	$1,957
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(157)	(583)
Pro forma net income	$549	$1,374
Earnings per share:
Basic, as reported	$.05	$.15
Basic, pro forma	.04	.11
Diluted, as reported	.05	.15
Diluted, pro forma	.04	.11

The Financial Accounting Standards Board (FASB) has proposed to mandate expense recognition for stock options and other types of equity-based compensation based on the fair value of the options at the grant date.  Additionally, the FASB is evaluating alternatives regarding how to develop a measure of the fair value of an option.  Based on the final outcome of the FASB proposal, the Company may be required to recognize expense related to stock options and other types of equity-based compensation in future periods.  Additionally, the Company may be required to change its current method for determining the fair value of stock options.  Members of Congress have recently introduced legislation that would limit the proposed standard.

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

3.              Intangible Assets

Intangible assets at March 31, 2004 and December 31, 2003 consisted of the following (in thousands):

	March 31, 2004	December 31, 2003

Non-compete agreements	$9,450	$9,420
Accumulated amortization	(4,124)	(3,854)
Other intangibles, net	5,326	$5,566
Goodwill	7,721	7,721
	$13,047	$13,287

Amortization expense for non-compete agreements was approximately $270,000 and $220,000 for the three months ended March 31, 2004 and 2003, respectively.  Amortization expense for the Company’s current non-compete agreements is expected to be approximately $1.1 million for each of the fiscal years ended December 31 for the next five years.

4.              Credit Facilities

The Company’s long-term debt consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Debt of Cornell Companies, Inc.:
Revolving Line of Credit due July 2005 with an interest rate of prime plus 2.0% or LIBOR plus 3.0%	$14,000	$2,000
Capital lease obligations	3	8
Subtotal	14,003	2,008

Debt of Consolidated Special Purpose Entities:
Synthetic Lease Investor Note A due July 2005 with an interest rate of LIBOR plus 3.25%	42,255	42,255
Synthetic Lease Investor Note B due July 2005 with an interest rate of LIBOR plus 3.50%	8,335	8,335
MCF 8.47% Bonds due 2016	183,000	183,000
Subtotal	233,590	233,590

Consolidated total debt	$247,593	$235,598

Less: current maturities	(8,301)	(8,306)

Consolidated long-term debt	$239,292	$227,292

The Company’s 2000 Credit Facility, as amended, originally provided for borrowings of up to $45.0 million under a revolving line of credit.  The commitment amount is reduced by $1.6 million quarterly beginning in July 2002 and by outstanding letters of credit.  The available commitment amount under the amended 2000 Credit Facility was approximately $13.2 million at March 31, 2004.  The Company had outstanding letters of credit of approximately $6.5 million at March 31, 2004.  The amended 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 2.0%, or a rate which is 3.0% above the applicable LIBOR rate.  The amended 2000 Credit Facility is collateralized by substantially all of the Company’s assets, including the stock of all of the Company’s subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain leverage, net worth and debt service coverage covenants.  Additionally, the Company is limited to $2.5 million annually for the repurchase of its common stock with an aggregate limit of $7.5 million.  The Company has obtained an amendment from the lenders under its amended 2000 Credit Facility extending the scheduled construction completion date for the Moshannon Valley Correctional Center. This amendment is effective through June 30, 2005.  The Company and its lenders agreed to amend the covenants of the amended 2000 Credit Facility to facilitate compliance with the terms of the agreement despite the loss of the Southern Peaks Regional Treatment Center escrowed funds (Note 7).  Included in interest expense for the three months ended March 31, 2004 is approximately $145,000 that the Company expended in connection with this amendment.  Included in the Company’s cash and cash equivalents at March 31, 2004 is approximately $39.9 million that is invested in a separate account that is available to the Company for investment purposes or working capital with the approval of the lenders under the amended 2000 Credit Facility.  This separate account is maintained, in part, to assure future credit availability.

Additionally, the amended 2000 Credit Facility provides the Company with the ability to enter into synthetic lease agreements for the acquisition or development of operating facilities.  This synthetic lease financing arrangement provides for funding to the lessor under the operating leases of up to $100.0 million, of which approximately $52.4 million had been utilized as of March 31, 2004.  The Synthetic Lease Investor’s Note A and Note B have total credit commitments of $81.4 million and $15.1 million, respectively.  The

Company pays commitment fees at a rate of 0.5% annually for the unused portion of the synthetic lease financing capacity.  The Synthetic Lease Investor’s Notes A and B are cross-collateralized with the Company’s revolving line of credit and contain cross-default provisions.

Management is in the process of negotiating terms for a new senior credit facility to refinance the amended 2000 Credit Facility. If the Company is successful in refinancing the amended 2000 Credit Facility, the Company will incur charges related to the extinguishment of the synthetic lease obligations and write-off of previously deferred financing costs. As of March 31, 2004, these costs totaled approximately $2.5 million.

5.     Projects Under Development, Construction or Renovation

In January 2003, the Company executed a five-year lease for the Regional Correctional Center in Albuquerque, New Mexico.  This 970 bed facility consists of two units, the 528 bed South Tower and the 442 bed North Tower.  The Company is currently renovating the South Tower and anticipates opening the 528 bed unit in July 2004.  The Company will then renovate the North Tower.  Management currently anticipates that the facility will reach full capacity of 970 beds by December 2004.  As of March 31, 2004, the Company had spent approximately $2.1 million on renovations.  For the three months ended March 31, 2004, the Company incurred pre-opening and start-up expenses of approximately $156,000 primarily for personnel and professional costs.

Construction of the Southern Peaks Regional Treatment Center is ongoing and is expected to be completed in the third quarter of 2004.  The Company is committed to the project and has reached a written agreement with the general contractor and the developer to purchase the property in the near future (prior to its completion), serve as the construction supervisor in lieu of the developer and assume the developer’s rights and obligations under the construction contract (except that the developer will remain as contractor for certain of the infrastructure serving the facility).  In accordance with written agreements among the general contractor, the developer and the Company, the Company has advanced approximately $6.3 million to the general contractor as of March 31, 2004, which included $2.3 million from the escrow funds.

In September 2003, the Company entered into negotiations with the state of South Dakota to lease the former State Training School in Plankinton, South Dakota to operate a 40 bed juvenile detention center, the Plankinton Regional Detention Center, and a 82 bed residential juvenile treatment center, the Plankinton Regional Treatment Center.   In March 2004 the Company finalized the lease agreements for the facilities.  The Company renovated the detention center and began receiving clients in May 2004.  The Company is currently renovating the treatment center and anticipates opening the center in August 2004.

The Company closed the New Morgan Academy in the fourth quarter of 2002 and is currently considering several options ranging from the utilization of the facility for another type of program or the sale or lease of the facility. As of March 31, 2004, management is focusing its efforts on reactivating the facility.  The primary use currently under consideration is using the facility to house illegal non-criminal adult detainees or to house non-criminal juvenile aliens. Management is discussing these opportunities with the Bureau of Immigration and Customs Enforcement (ICE), who has indicated a level of interest but the parties have not progressed to the contract phase. There can be no assurance that the Company will be successful in securing a contract with ICE.  Further, before the Company could house adult detainees, the Company will likely need to obtain a change in the zoning of the Academy, which is currently zoned only for the housing of juveniles. Management of the Company believes that there is a market for the services the Company could provide at per diem rates that will support the recovery of the cost structure of the facility. However, the Company will continue to evaluate any offers to buy or lease the facility.  The Company is maintaining a small staff to secure and maintain the facility while the Company considers its options for the use or sale of the facility.  The Company is incurring interest expense of approximately $140,000 per month related to the borrowings for the facility and depreciation expense of approximately $46,000 per month for the building.

The carrying value of the property and equipment at the New Morgan Academy was approximately $30.2 million at March 31, 2004.  As of March 31, 2004, management believes that, pursuant to the provisions of Statement of Financial Accounting Standard (SFAS) SFAS No. 144, an impairment allowance is not necessary.  However, management estimates that, were the Company to sell the facility, it is reasonably possible that the Company would not be able to fully recover the carrying value of its long-lived assets for this facility.

In March 2003, the Company reached an agreement with the Commonwealth of Pennsylvania that resolved all outstanding administrative issues relative to the contract awarded to the Company by the Federal Bureau of Prisons (BOP) to operate the Moshannon Valley Correctional Center. In October 2003, the Company received final approval from the BOP of a revised building design for the facility. Construction plans are being developed for the new design and work is expected to begin in the second quarter of 2004. In April 2004, the Company received notice of a draft supplemental environmental assessment indicating a population of 1,300 consisting of 1,000 adult low-security male offenders and 300 adult minimum-security female offenders.

As of March 31, 2004, the Company had incurred approximately $18.4 million for design, construction and land development costs and capitalized interest related to the Moshannon Valley Correctional Center contract. The Company is in the process of submitting a claim to the BOP for reimbursement of costs related to the original construction efforts incurred beginning in 1999. Financing of the facility is subject to re-approval of the project by the lenders under the Company’s amended 2000 Credit Facility and agreement by such lenders to amend certain financial covenants and provisions of the amended 2000 Credit Facility. Management is in the process of negotiating terms for a new senior credit facility to refinance the amended 2000 Credit Facility which matures in July 2005. Additionally, management is pursuing other sources of additional debt financing. Management believes that such additional debt financing and a new senior credit facility will provide adequate funding for the construction of the Moshannon Valley Correctional Center.  There can be no assurance that the Company can obtain the financing it needs.

According to the BOP contract, as amended, the Company is required to complete the construction of the facility by July 15, 2004. The Company does not anticipate completing construction by that date and anticipates obtaining another long-term contract amendment from the BOP extending the construction deadline. In the event the Company is not able to negotiate a contract amendment with the BOP, then the BOP may have the right to assert that the Company has not completed construction of the facility within the time frame provided in the BOP contract, as amended. Management expects that the contract will be amended to address cost and construction timing matters resulting from the extended delay. In the event that the BOP decides not to continue with the construction of the Moshannon Valley Correctional Center and terminates the contract, management believes that the Company has the right to and will recover its invested costs. In the event any portion of these costs are determined not to be recoverable upon contract termination by the BOP, such costs would be charged to expense.

Separate from a possible recovery in the event that the BOP terminates the Moshannon Valley Correctional Center contract, the Company is pursuing a claim for the reimbursement of a portion of its expenses incurred in connection with the issuance of the Stop-Work Order and the delay of the project (included among these expenses is approximately $1.4 million in accounts receivable for expenses incurred by the Company after the June 1999 issuance of the Stop –Work Order).  This reimbursement claim is independent of the amendment to the contract.  If the BOP agrees to an amendment of the contract, the Company will still pursue this claim.  The Company is currently negotiating this claim with the BOP.  The BOP has asserted that it is only responsible for reimbursing that portion of the investment lost due to the issuance of the Stop-Work Order.  Although the Company believes that the BOP will reimburse more than the $1.4 million in accounts receivable at March 31, 2004, it is uncertain how much the BOP will agree to pay in connection with the Company’s claim for reimbursement.  Any amounts not reimbursed by the BOP will be expensed by the Company if such costs cannot be capitalized with respect to the Company’s remaining real property interest.

6.     Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution from common stock equivalents such as stock options and warrants.  For the three months ended March 31, 2004 and 2003 there were 195,503 shares ($14.72 average price) and 907,403 shares ($11.67 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

7.     Commitments and Contingencies

Legal Proceedings

Southern Peaks Regional Treatment Center

On January 5, 2004, the Company initiated legal proceedings in the lawsuit styled Cornell Corrections of California, Inc. v. Longboat Global Advisors, LLC, et al., No.2004 CV79761 in the Superior Court of Fulton County, Georgia under theories of fraud, conversion, breach of contract and other theories to determine the location of and to recover approximately $5.4 million previously deposited by the Company into what it believed to be an escrow account in connection with the development of the Southern Peaks Regional Treatment Center. The Company has obtained temporary restraining orders freezing any and all financial accounts of the construction lender, one of its principals and certain other defendants identified during discovery.  The frozen accounts include one of the construction lender’s bank accounts which contains approximately $250,000.

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

The plaintiffs in these cases have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty.  However, the Company believes it has good defenses and intends to vigorously defend against the claims asserted in these actions.  The Company has not recorded any loss accruals related to these claims.

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

The SEC has not given the Company any indication as to the outcome of its investigation.  If the SEC makes a determination adverse to the Company, the Company and its officers and directors may face penalties, including, but not limited to, monetary fines and injunctive relief.  The Company has not recorded a loss accrual related to this matter.  In addition, in the event of an adverse determination by the SEC against the Company or its officers or directors, federal and/or state agencies may be reluctant to enter into or prohibited from entering into contracts for the Company’s services.  Any such reaction from the Company’s customer base could have a material adverse effect on its business.

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

8.     Segment Disclosure

The Company’s three operating divisions are its reportable segments.  The adult secure institutional services segment consists of the operation of secure adult incarceration facilities.  The juvenile segment consists of providing residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of ten and 17 who have either been adjudicated or suffer from behavioral problems.  The adult community-based corrections and treatment services segment consists of providing pre-release and halfway house programs for adult offenders who are either on probation or serving the last three to six months of their sentences on parole and preparing for re-entry into society at large as well as community-based treatment and education programs as an alternative to incarceration.  All of the Company’s customers and long-lived assets are located in the United States of America.  The accounting policies of the Company’s reportable segments are the same as those described in the summary of accounting policies in Note 2. Intangible assets are not included in each segment’s reportable assets, and the amortization of intangible assets is not included in the determination of a segment’s operating income.  The Company evaluates performance based on income or loss from operations before general and administrative expenses, incentive bonuses, amortization of intangibles, interest and income taxes.  Corporate and other assets are comprised primarily of cash, accounts receivable, deposits, property and equipment, deferred taxes, deferred costs and other assets.

The only significant noncash items reported in the respective segments’ income from operations is depreciation and amortization (excluding intangibles) (in thousands).

	(in thousands) Three Months Ended March 31,
	2004	2003

Revenues
Adult secure institutional	$25,784	$25,062
Juvenile	31,138	28,566
Adult community-based	12,402	12,398
Total revenues	$69,324	$66,026

Pre-opening and start-up expenses
Adult secure institutional	$156	$—
Juvenile	1,490	—
Adult community-based	—	—
Total pre-opening and start-up expenses	$1,646	$—

Income from operations
Adult secure institutional	$5,873	$6,676
Juvenile	2,820	2,844
Adult community-based	2,139	2,360
Sub-total	10,832	11,880
General and administrative expense	(4,160)	(3,898)
Incentive bonuses	—	(245)
Amortization of intangibles	(270)	(220)
Corporate and other	(557)	262
Total income from operations	$5,845	$7,779

	March 31, 2004	December 31, 2003
Assets
Adult secure institutional	$156,492	$152,229
Juvenile	116,526	110,748
Adult community-based	60,220	57,787
Intangible assets, net	13,047	13,287
Corporate and other	107,345	114,106
Total assets	$453,630	$448,157

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is a leading provider of correctional, treatment and educational services outsourced by federal, state and local governmental agencies.  The Company provides a diversified portfolio of services for adults and juveniles through its three operating divisions: (1) adult secure institutional services; (2) juvenile justice, educational and treatment services; and (3) adult community-based corrections and treatment services. At March 31, 2004, the Company operated 64 facilities with a total service capacity of 13,878 and had six facilities under development, construction or renovation with an aggregate service capacity of 2,766 upon completion.  The Company’s facilities are located in 15 states and the District of Columbia.

The following table sets forth for the periods indicated total service capacity, the service capacity and contracted beds in operation at the end of the periods shown and average occupancy percentages.

	Three Months Ended March 31,
	2004	2003
Total service capacity (1):
Residential	12,554	11,669
Non-residential community-based	4,090	4,276
Total	16,644	15,945
Service capacity in operation (end of period) (1)	13,878	14,515
Contracted beds in operation (end of period) (2)	9,394	9,436
Average facility occupancy based on beds in operation (3)(4)	68.0%	65.3%
Average contract occupancy based on contracted beds in operation (4)(5)	100.7%	99.9%
Average contract occupancy excluding start-up operations (4)(5)	101.3%	99.9%

(1)          Our service capacity is comprised of the number of beds currently available for service or available upon the completion of construction or renovation of residential facilities and the average program capacity of non-residential community-based programs.

(2)          At certain residential facilities, our contracted capacity is lower than the facility’s service capacity.  We could increase a facility’s contracted capacity by obtaining additional contracts or by renegotiating existing contracts to increase the number of beds covered.  However, there is no guarantee that we will be able to obtain contracts that provide occupancy levels at a facility’s service capacity or that our current contracted capacities can be maintained in future periods.

(3)          Average facility occupancy percentages are calculated based on actual occupancy for the period as a percentage of the service capacity for residential facilities in operation.  These percentages do not reflect the operations of non-residential community-based programs.

(4)          Occupancy percentages reflect less than normalized occupancy during the start-up phase of any applicable facility, resulting in a lower average occupancy in periods when we have substantial start-up activities.

(5)          Average contract occupancy percentages are calculated based on actual occupancy for the period as a percentage of the contracted capacity for residential facilities in operation.  These percentages do not reflect the operations of non-residential community-based programs.  At certain residential facilities, our contracted capacity is lower than the facility’s service capacity.  Additionally, certain facilities have and are currently operating above our contracted capacity.  As a result, average contract occupancy percentages can exceed 100% if the average actual occupancy exceeded contracted capacity.

The Company derives substantially all its revenues from providing adult corrections and treatment and juvenile justice, educational and treatment services outsourced by federal, state and local governmental agencies in the United States.  Revenues for the Company’s services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis or on a cost-plus reimbursement basis.  For the three months ended March 31, 2004, the Company’s revenue base consisted of 71.2% for services provided under per-diem contracts, 10.6% for services provided under take-or-pay and management contracts, 9.9% for services provided under cost-plus reimbursement contracts, 6.6% for services provided under fee-for-service contracts and 1.7% from other miscellaneous sources. These percentages are generally consistent with comparable statistics for the three months ended March 31, 2003.   Revenues can fluctuate from period to period due to changes in government funding policies, changes in the number of clients referred to the Company’s facilities by governmental agencies, the opening of new facilities or the expansion of existing facilities and the termination of contracts for a facility or the closure of a facility.

Our contracts generally have terms of one to three years, contain multiple renewal options exercisable at the option of the contracting government agency, and contain inflation-based rate adjustment provisions.

Revenues for the Company’s adult secure institutional services division are primarily generated from perdiem, take-or-pay and management contracts.  For the three months ended March 31, 2004 and 2003, the Company realized average per diem rates on its adult secure institutional facilities of approximately $48.02 and $48.40, respectively.  The decrease in the average per diem rate in 2004 as compared to 2003 is attributable to a 5% reduction in the per diem rate at the D. Ray James Prison facility in the second half of 2003 as requested by the contracting agency (the Company mitigated a portion of this rate reduction by negotiating reductions in the level of service provided).  In the past year, the Company has experienced increasing pressure from contracting governmental agencies to limit or even reduce per diem rates.  Many of these governmental entities are under severe budget pressures and it is possible more governmental agencies may approach the Company about per diem rate concessions.  Management anticipates that the 528 bed Regional Correctional Center, which is located in Albuquerque New Mexico, and expected to open in July 2004, will add incremental revenue of approximately $5.5 million in the year ending December 31, 2004.  Decreases in, or the lack of anticipated increases in, per diem rates could adversely effect our current estimate of adult secure institutional services division revenues for the year ending December 31, 2004.  Currently, we anticipate obtaining contractual rate increases such that our average per diem rates will increase at our adult secure institutional facilities in 2004.

Revenues for the Company’s juvenile justice, educational and treatment services division are primarily generated from per diem, fee-for-service and cost-plus reimbursement contracts.  For the three months ended March 31, 2004 and 2003, the Company realized average per diem rates on its residential juvenile facilities of approximately $160.83 and $160.45, respectively.  For the three months ended March 31, 2004 and 2003, the Company realized average fee-for-service rates on its non-residential community-based juvenile facilities and programs, including rates that are limited by Medicaid and other private insurance providers, of approximately  $27.83 and $27.32, respectively.  The majority of the Company’s juvenile services contracts renew annually.

We anticipate that the Jos-Arz Residential Treatment Center and the Texas Adolescent Center and the opening of the Jos-Arz Therapeutic Public Charter School, which is currently estimated to begin operating in the second quarter of 2004, will add incremental revenue of approximately $17.0 million when full capacity is reached.  Additionally, we anticipate incremental revenue of approximately $16.0 million in annualized revenues due to the Plankinton Regional Detention Center, the Plankinton Regional Treatment Center and the Southern Peaks Regional Treatment Center, which are currently estimated to begin operating in May 2004, August 2004 and August 2004, respectively.  However, we have not yet entered into definitive operating contracts for these facilities . A delay in construction or renovation of these facilities or the delay in the execution of operating contracts, or occupancy levels below management’s current estimates could affect the realization of the projected revenue increase.  Additionally, we terminated our contract for the Santa Fe County Juverile Development Program effective January 28, 2004.  Revenues for the Santa Fe County Juvenile Development Program were approximately $4.0 million for the year ended December 31, 2003.

Revenues for the Company’s adult community-based corrections and treatment services division are primarily generated from per diem contracts and fee-for-service contracts.  For the three months ended March 31, 2004 and 2003, the Company realized average per diem rates on its residential adult community-based facilities of approximately $61.27 and $59.36, respectively.  The increase in the average per diem rate for the 2004 period as compared to 2003 is due to per diem rate increases received mid-year 2003.  For the three months ended March 31, 2004 and 2003, the Company realized average fee-for-service rates on its non-residential adult community-based facilities and programs of approximately $8.29 and $10.00, respectively.  The decrease in the average rate for the 2004 period as compared to 2003 is due to changes in the mix of services provided by the Company’s various non-residential adult community-based programs and facilities.

We anticipate losing approximately $400,000 in revenues from our adult community-based corrections and treatment services in the year ending December 31, 2004 due to the termination of the Inglewood Men’s Center contract in June 2003 and the termination of the Santa Fe Electronic Monitoring Program in early 2004.  We expect to offset this in part by increases in revenues at various other of our adult community-based facilities and programs.

Factors the Company considers in determining billing rates to charge include (1) the programs specified by the contract and the related staffing levels, (2) wage levels customary in the respective geographic areas, (3) whether the proposed facility is to be leased or purchased and (4) the anticipated average occupancy levels that we believe could reasonably be maintained.

The Company has historically experienced higher operating margins in its adult secure institutional services and adult community-based corrections and treatment services divisions as compared to the juvenile justice, educational and treatment services division.  Additionally, the Company’s operating margins within a division can vary from facility to facility based on a number of factors including but not limited to staffing costs, whether we manage a facility or whether we own or lease it, the level of competition for the contract award, the occupancy levels for a facility and the level of capital commitment required with respect to a facility.  In contrast to our take-or-pay contracts, our per diem contracts are based on a net rate per day per occupancy and, as a result, are sensitive to occupancy levels.  A decline in occupancy of certain juvenile facilities can have a more significant impact on operating results than the adult secure institutional services division due to higher per diem rates at certain juvenile facilities.  The

Company has experienced and expects to continue to experience interim period operating margin fluctuations due to the number of calendar days in the period, higher payroll taxes in the first half of the year, and salary and wage increases and insurance cost increases that are incurred prior to certain contract rate increases.  Additionally, a decrease in per diem rates could adversely affect the Company’s operating margin.

The Company is responsible for all facility operating costs, except for certain debt service and interest or lease payments for facilities where the Company has a management contract only.  For facilities that the Company has a management contract only, the facility owner is responsible for all debt service and interest or lease payments related to the facility. As a result, these types of projects allow the Company to grow its operations with comparatively lower capital outlay.  The Company is responsible for all other operating expenses at these facilities. The Company operated nine and eleven facilities under management contracts at March 31, 2004 and 2003, respectively.

A majority of the Company’s facility operating costs consist of fixed costs.  These fixed costs include lease expense, insurance, utilities and depreciation.  As a result, when the Company commences operation of new or expanded facilities, fixed operating costs increase.  The amount of the Company’s variable operating costs, including food, medical services, supplies and clothing, depends on occupancy levels at the facilities operated by the Company.  The Company’s largest single operating cost, facility payroll expense and related employment taxes and costs, has both a fixed and a variable component.  The Company can adjust a facility’s staffing levels and the related payroll expense to a certain extent based on occupancy at a facility, however a minimum fixed number of employees is required to operate and maintain any facility, regardless of occupancy levels.  Personnel costs are subject to increases in tightening labor markets based on local economic and other conditions.

The Company incurs pre-opening and start-up expenses including payroll, benefits, training and other operating costs prior to opening a new or expanded facility and during the period of operation while occupancy is ramping up.  These costs vary by contract.  Since pre-opening and start-up costs are generally factored into the revenue per diem rate that is charged to a contracting agency, the Company typically expects to recover these upfront costs over the life of a contract.  Because occupancy rates during a facility’s start-up phase typically result in capacity under-utilization for at least 90 to 180 days, the Company may incur additional post-opening start-up costs.  The Company does not anticipate incurring post-opening start-up costs at adult secure facilities operated under any future contracts with the BOP because the BOP has consistently entered into take-or-pay contracts with private prison operations since 1999.  Under these contracts the BOP pays private operators at least 80.0% of the contracted occupancy once the facility opens, regardless of actual occupancy.

The Company anticipates incurring pre-opening and start-up costs of approximately $5.5 million in the year ending December 31, 2004 for the pre-opening and start-up activities of the Jos-Arz Residential Treatment Center, the Southern Peaks Regional Treatment Center, the Regional Correctional Center in New Mexico, the Plankinton Regional Treatment Center, the Plankinton Regional Detention Center and the Moshannon Valley Correctional Center. Unforeseen construction or renovation delays, occupancy levels below management’s current estimates, or additional development projects not included within current estimates, could affect the Company’s projected pre-opening and start-up costs.

We except to have an additional approximately $0.2 million of amortization of intangibles in the year ending December 31, 2004 due to the amortization of two non-compete agreements resulting from the acquisition of the Jos-Arz Residential Treatment Center management contract in June 2003.

Newly opened facilities are staffed according to applicable regulatory or contractual requirements when the Company begins receiving offenders or clients.  Offenders or clients are typically assigned to a newly opened facility on a phased-in basis over a one- to six-month period.  The Company’s start-up period for new juvenile operations is up to 12 months from the date the Company begins recognizing revenue unless break-even occupancy levels are achieved before then.  The Company’s start-up period for new adult operations is up to nine months from the date the Company begins recognizing revenue unless break-even occupancy levels are achieved before then.  Although the Company typically recovers these upfront costs over the life of the contract, quarterly results can be substantially affected by the timing of the commencement of operations as well as the development and construction of new facilities.

Working capital requirements generally increase immediately prior to the Company’s commencing operation of a new facility, or upon the expansion of an existing facility as the Company incurs start-up costs and purchases necessary equipment and supplies.

General and administrative expenses consist primarily of costs for the Company’s corporate and administrative personnel who provide senior management, legal, finance, accounting, human resources, payroll and information systems, costs of business development and outside professional and consulting fees.

Management Overview

Demand.  The Company’s business is driven generally by demand for incarceration or treatment services, and specifically by demand for private incarceration or treatment services, within its three primary business segments: adult secure institutional services; juvenile justice, educational and treatment services; and adult community-based corrections and treatment services.  The demand for adult and juvenile corrections and treatment services has generally increased at a steady rate over the past ten years, largely as a result of increasingly long sentences and/or mandatory sentences for criminals, increasing demand for incarceration of illegal aliens and a public recognition of the need to provide services to juveniles that will improve the possibility that they will lead productive lives.  Growth within our three business segments has not, on a capacity basis, increased as rapidly as the increase in overall demand for correctional services.  Recent suggestions by social commentators and various political or governmental representatives suggest that community-based corrections of adults may be emphasized in the future as alternatives to traditional incarceration.  This may decrease demand for higher margin secure services and increase demand for the Company’s lower margin community corrections services.  Among other things, the Company’s management monitors federal, state and industry statistics relative to trends in prison populations, juvenile justice statistics and initiatives, and developments in alternatives to traditional incarceration or detention of adults.

The federal government increasingly is turning to private providers for the incarceration of adults, whether they are serving prison sentences, detained as illegal aliens, detained in anticipation of pending judicial administration or transitioning from prison to society.  The Bureau of Justice Statistics reports that privately operated facilities housed approximately 5.8% of state offenders and 12.4% of federal offenders as of December 31, 2002.  The Bureau of Justice Statistics reports that privately operated facilities housed approximately 5.8% of state offenders and 12.4% of federal offenders as of December 31, 2002, an increase from of 5.5% and 2.8%, respectively, as of December 31, 1999. The primary federal agencies which use private providers are the Federal Bureau of Prisons (BOP), The Bureau of Immigration, Customs and Enforcement, and the U.S. Marshals Service.  The Company provides adult-secure and adult community-based services to the federal government.  Most of the federal involvement in juvenile administration in the federal system is handled through Medicare and Medicaid assistance to state governments. Although there are circumstances in which the Company may contract with a federal agency on a sole source basis, the primary means by which the Company secures a contract with a federal agency is via a Request for Proposal (RFP) bidding process.  From time to time, the Company contracts to provide management services to a local government, which then bids on a federal contract.

States and smaller governmental units are divided on the issue of private prisons and private provision of juvenile and community-based programs, although a majority of states permit private provision of these services.  The Company anticipates that increasing budget pressure on states and smaller governmental units will cause more states and smaller governmental units to turn to private providers such as the Company to provide these services on a more economical basis.  Although it varies from governmental unit to governmental unit, the primary political opposition to privatization of prisons comes from organized labor and religious groups.

Private juvenile and community-based programs are much more widely accepted and utilized by states and local governmental units than adult secure facilities.  Many private providers are organized on a not-for-

profit basis, but there a number of large, for-profit providers, such as the Company, of juvenile and community-based programs.  The Company’s management monitors opportunities in these segments via its corporate and regional development officials.  Many of these opportunities are not published in any manner and, accordingly, the Company believes that taking initiative at the state and local level is key.

Performance.  Management tracks a number of factors as it monitors the Company’s financial performance.  Chief among them are:

•      capacity (the number of beds within each business segment’s facilities);

•      occupancy (utilization);

•      per diem reimbursement rates; and

•      operating expenses.

The Company’s capacity, commonly expressed in terms of a number of beds, is primarily impacted by the number and size of the facilities owned or leased by the Company and the facilities which are not owned or leased by the Company but which are managed by the Company on behalf of a third party owner or lessee.  Management views capacity primarily as a measure of its development efforts, which may increase capacity by adding new projects or adding to existing projects.  The Company has a number of projects in development which it expects to be placed into service in 2004 and 2005.  As part of measuring its development efforts, management assesses (a) whether a given development project was brought into service in accordance with management’s expectation as to time and expense; and (b) the number of projects in development at the relevant point in time.  In addition to the focus on new projects, capacity will reflect management’s success in renewing and maintaining existing contracts and facilities.  Recently, we have been confronted with the possibility that state or local budgetary limitations may cause the contractual commitment at a given facility to be reduced or even eliminated, which would require us to secure an alternate customer for the facility or close the facility.

Management looks at occupancy to assess the efficacy of both its efforts to market its facilities and its efforts to retain existing customers or contracts.  Because revenue varies directly with occupancy, occupancy is a driver of the Company’s revenues.  In the first quarter of 2004, 4.6% of the Company’s revenues were derived from contracts that were “take-or-pay,” meaning that the agency making use of the facility is obligated to pay for beds even if they are not used.  Historically, the Company’s occupancy has been very high and management is mindful of the need to maintain high occupancy levels.  As new development projects are brought into service, occupancy percentages may decline until the projects reach full utilization.  Where the Company has commitments for utilization before the commencement of operations, occupancy reflects the speed at which the Company achieves full service/implementation. However, the Company often undertakes development projects without written commitments to make use of a facility. In these instances, the Company has performed its own assessment, based on conversations with local government representatives and other factors, of the demand for services at the facility.  There can be no assurance that the Company will recover its investment in these cases.  The Company plans to monitor occupancy in order to measure the accuracy of management’s estimation of the demand for the services of these facilities.

Per diem reimbursement rates are also a key driver of the Company’s gross revenue and operating margin since revenues from per diem contracts represent a majority of our revenues (71.2% during the first quarter of 2004).  Per diem rates are a function of negotiation between the Company and a governmental unit at the inception of a contract or through the RFP process.  Actual per diem rates vary dramatically across the Company’s business segments, and within each business segment depending upon the particular service or program provided. Initial per diem rates often change during the term of a contract in accordance with a schedule.  The amount of the change can be a fixed amount set forth within the contract, an amount determined by formulas set forth within the contract or an amount determined by negotiations between the Company and the governmental entity. These negotiations are typically similar to the original per diem negotiation, including a review of the Company’s expenses and approval of an amount to compensate the Company for expenses and assure the Company the potential of an operating profit.  In recent years, as budgetary pressures on governmental units have increased, the Company has granted a few of its customers relief from formulaic increase provisions in their agreements and some of our customers have not agreed to increase the per diem rates payable to the Company. Such increases are often necessary for the Company to offset operating expense increases.  Although the Company has mitigated a portion of the impact of these developments by reducing services or obtaining commitments for increased volume, it has taken steps, primarily in the area of legislative and governmental monitoring and lobbying, in an effort to minimize these sorts of adverse developments in the future.  The Company plans to continue to monitor per diem rates as a measure of negotiation skill, customer service, management and maintenance, political and business astuteness.

Management continually monitors its operating expenses.  Foremost among these expenses are employee compensation and benefits, risk related expenses such as general liability, medical and workers’ compensation, client/inmate costs such as food, clothing and programming costs, financing costs and administrative overhead expenses. Increases or decreases in one or more of these items, such as the Company’s recent experience with rising insurance costs, can have a material effect on the Company’s performance.  Management is particularly monitoring the costs of complying with the Sarbanes-Oxley Act of 2002.  The Company spent approximately $165,000 in the first quarter of 2004 for professional expenses for compliance with the Sarbanes Oxley Act.

Management of the Company recognizes that its operating margins are subject to pressure from a variety of factors, but most notably rising costs and governmental and agency budgetary constraints.  Management also believes that successful development of higher margin and low capital projects is key to mitigating such pressure.  The Company has several development projects committed and in various stages of completion. Until those projects are completed and brought into service, management will monitor operations and existing customer relationships to minimize start-up costs.

Recent Developments

Southern Peaks Regional Treatment Center

Construction of the Southern Peaks Regional Treatment Center is ongoing and is expected to be completed in the third quarter of 2004.  The Company is committed to the project and has a written agreement with the general contractor and the developer to purchase the property in the near future (prior to its completion), serve as the construction supervisor in lieu of the developer and assume the developer’s rights and obligations under the construction contract (except that the developer will remain as contractor for certain of the infrastructure serving the facility).  In accordance with written agreements among the general contractor, the developer and the Company, the Company has advanced approximately $6.3 million to the general contractor as of March 31, 2004, which included $2.3 million from the escrow funds.

Las Vegas Center

In June 2003, the BOP issued a RFP for the operation of a 65 bed adult community-based correctional center in Las Vegas, Nevada.  The Company submitted a proposal in September 2003 and received requests for clarifications to its proposal in January and February 2004.  The Company purchased a building in January 2004 for approximately $1.3 million in anticipation of winning the contract award.  The Company anticipates renovating the building at a cost of approximately $800,000 and anticipates that these renovations can be completed within 120 days after receiving the notice to proceed by the BOP.  If the Company is awarded the contract, the facility, which will have a service capacity of 100 beds after renovations, should be operational in October 2004.

Central California Treatment Center

In January 2004, the Company purchased a building in Los Angeles, California for approximately $2.5 million.  The Company anticipates renovation costs of approximately $2.0 million.  This new facility could provide service to 220 inmates in a work-furlough type program.  Although we do not currently have a contract for this facility, we believe that due to the growth of the inmate population, severe budget crisis and recent legal settlement requiring additional community services, this facility will fill a small part of the overall demand in California.  The potential uses for the facility range from a “halfway back” program to a comprehensive drug and alcohol treatment program.

Baker Community Correctional Center

In April 2004, the Company purchased the Baker Community Correctional Center, which it previously leased, at a purchase price of approximately $2.0 million.  The Company’s current operating contract for this facility expires in June 2004.  There is a possibility that the CDC, the Company’s current contracting agency, may cut the funding for the current adult minimum security program at the facility.  However, the Company estimates that there is enough demand for minimum-security services for another inmate population from the CDC or through a contract with another agency.  Although the Company is actively pursuing a contract renewal with the CDC and believes that it will be forthcoming, there can be no assurance that a renewal will be executed.

Plankinton Regional Detention Center

The Company opened the Plankinton Regional Detention Center on May 3, 2004. This 40 bed juvenile detention center will generate approximately $2.0 million in annualized revenue when full capacity is reached.

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

	Three Months Ended March 31,
	2004	2003

Total revenues	100.0%	100.0%
Operating expenses	78.6	78.4
Pre-opening and start-up expenses	2.4	—
Depreciation and amortization	4.6	3.9
General and administrative expenses	6.0	5.9
Income from operations	8.4	11.8
Interest expense, net	6.7	6.8
Income before provision for income taxes	1.7	5.0
Provision for income taxes	0.7	2.1
Net income	1.0%	2.9%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Certain comparisons of revenue, expenses and average contract capacity contained herein have been made excluding the effect of pre-opening and start-up expenses and revenues.  Disclosures excluding the effect of pre-opening and start-up expenses and revenues represent non-GAAP measures calculated in a manner that is not consistent with U.S. generally accepted accounting principles (GAAP).  Management believes exclusion of the effect of pre-opening and start-up expenses and revenues increases the reader’s understanding of the Company’s operating trends.

Revenues.  Revenues increased approximately $3.3 million, or 5.0%, to $69.3 million for the three months ended March 31, 2004 from approximately $66.0 million for the three months ended March 31, 2003.

Adult Secure.  Adult secure institutional services division revenues increased approximately $722,000, or 2.9%, to $25.8 million for the three months ended March 31, 2004 from approximately $25.1 million for the three months ended March 31, 2003 due to (1) a 32 bed expansion at the Big Spring Correctional Center completed in April 2003, (2) per diem rate increases for the Big Spring Correctional Center in June 2003 and mid March 2004 that increased revenue approximately $607,000 and (3) an increase in revenue of approximately $140,000 due to improved occupancy at the Great Plains Correctional Facility.  The increase in revenue due to the above was offset, in part, by a decrease in revenue of approximately $228,000 at the D. Ray James Prison due to a per diem rate reduction in the second half of 2003.

The Company’s adult secure institutional services division revenues are primarily generated from contracts with federal and state governmental agencies. At March 31, 2004, the Company operated seven adult secure facilities with an aggregate service capacity of 5,917. The remaining contract terms for these facilities range from one to seven years.

Average contract occupancy was 101.0% for the three months ended March 31, 2004 compared to 98.6% for the three months ended March 31, 2003.  The average per diem rate was approximately $48.02 and $48.40 for the three months ended March 31, 2004 and 2003, respectively.  The decrease in the average per diem rate was due to the per diem rate reduction at the D. Ray James Prison in the second half of 2003.  There were no revenues attributable to start-up operations for the three months ended March 31, 2004 and 2003.

Juvenile.  Juvenile justice, educational and treatment services division revenues increased approximately $2.6 million, or 9.0%, to $31.1 million for the three months ended March 31, 2004 from $28.6 million for the three months ended March 31, 2003 due to (1) the opening of the Texas Adolescent Center in October 2003 which produced revenue of approximately $1.2 million, (2) an increase in revenue of approximately $2.8 million as a result of increased occupancy at the Cornell Abraxas I (A-I) facility, the Cornell Abraxas Parenting Academy, the Leadership Development Program (LDP), the Cornell Abraxas Youth Center, the Danville Center for Adolescent Females and the Cornell Abraxas Center for Adolescent Females (ACAF) and increased service hours for the Harrisburg, PA and Washington, DC community-based programs and (3) the acquisition of the Jos-Arz Residential Treatment Center management contract in June 2003 which contributed revenue of approximately $593,000.  This increase in revenue was offset, in part, by a decrease in revenue of approximately $770,000 due to the Company’s termination of the Santa Fe County Youth Development Program contract effective January 28, 2004. Additionally, the Company did not receive customary mid-year per diem rate increases at its juvenile facilities and programs in Pennsylvania in 2003. The Company currently expects to receive per diem rate increases at these facilities and programs in July 2004.

At March 31, 2004 the Company operated 22 residential juvenile facilities and 15 non-residential community-based programs with an aggregate service capacity of 4,217.  The Company’s contracts for these facilities and programs are generally with state and local government agencies and generally renew annually.

Average contract occupancy for the three months ended March 31, 2004 was 91.9% compared to 92.3% for the three months ended March 31, 2003.  Excluding the occupancy and contract capacity for the start-up operations of the Jos-Arz Residential Treatment Center in 2004, average contract occupancy was 95.0% for the three months ended March 31, 2004.  Although the exclusion of actual occupancy and contract capacity for start-up operations is a non-GAAP measure, the Company believes it is important to provide average contract occupancy rates excluding start-up operations so as to provide more comparable information with other periods.  The average per diem rate for the Company’s residential juvenile facilities was approximately $160.83 for the three months ended March 31, 2004 compared to approximately $160.45 for the three months ended March 31, 2003. The Company’s average fee-for-service rate for its non-residential juvenile community-based facilities and programs was approximately $27.83 for the three months ended March 31, 2004 compared to approximately $27.32 for the three months ended March 31, 2003.

Revenues attributable to start-up operations were approximately $593,000 for the three months ended March 31, 2004 and were attributable solely to the operations of the Jos-Arz Residential Treatment Center.  There were no revenues attributable to start-up operations for the three months ended March 31, 2003.

Adult Community-Based.  Adult community-based corrections and treatment services division revenues were approximately $12.4 million for the three months ended March 31, 2004 and 2003.  At March 31, 2004, the Company operated 15 residential adult community-based facilities and five non-residential community-based programs with an aggregate service capacity of 3,744.  Average contract occupancy for the three months ended March 31, 2004 was 108.2% compared to 110.3% for the three months ended March 31, 2003. The average per diem rate for the Company’s residential adult community-based facilities was $61.27 for the three months ended March 31, 2004 compared to $59.36 for the three months ended March 31, 2003.  The increase in the average per diem rate was due to rate increases obtained mid-year 2003.  The average fee-for-service rate for the Company’s non-residential adult community-based programs was $8.29 for the three months ended March 31, 2004 compared to $10.00 for the three months ended March 31, 2003.  The decrease in the average fee-for-service rate is due to changes in the mix of services provided by the Company.  There were no revenues attributable to start-up operations for the three months ended March 31, 2004 and 2003.

Operating Expenses.  Operating expenses increased approximately $2.7 million, or 3.8%, to $54.5 million for the three months ended March 31, 2004 from $51.8 million for the three months ended March 31, 2003.

Adult Secure.  Adult secure institutional services division operating expenses increased approximately $1.3 million, or 7.2%, to $18.7 million for the three months ended March 31, 2004 from $17.4 million for the three months ended March 31, 2003.  The increase in operating expenses was due to increased occupancy at the Big Spring Correctional Center as a result of a 32 bed expansion completed in April 2003 and increased occupancy at the Great Plains Correctional Center.  Additionally, the Company incurred higher employee insurance and legal costs in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This increase was offset, in part, by a decrease in operating expenses at the D. Ray James Prison due to a reduction in the services provided by the Company as a result of the per diem rate reduction in the second half of 2003.

As a percentage of segment revenues, adult secure institutional services operating expenses were 72.5% for the three months ended March 31, 2004 compared to 69.6% for the three months ended March 31, 2003.  The decline in the 2004 operating margin was due to increased employee insurance and legal costs in the 2004 period as compared to the same period of 2003.  The 2004 margin was favorably impacted by a reduction in rent expense due to the September 2003 repurchase of furniture and equipment formerly leased under a sale and leaseback transaction in 1999.

Juvenile.  Juvenile justice, educational and treatment services operating expenses increased approximately $1.0 million, or 4.2%, to $26.0 million for the three months ended March 31, 2004 from $25.0 million for the three months ended March 31, 2003 due to the opening of the Texas Adolescent Center in October 2003 and increased occupancy at A-1, the Cornell Abraxas Parenting Academy, LDP, the Cornell Abraxas Youth Center, the Danville Center for Adolescent Females and the Cornell Abraxas Center for Adolescent Females and increased service hours at the Harrisburg, PA and Washington, DC community-based programs.  Additionally, the Company incurred higher employee insurance and legal costs in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.  For the three months ended March 31, 2003, juvenile division operating expenses included a charge to bad debt expense of approximately $0.5 million to provide an allowance for certain insurance and Medicaid receivable accounts.

As a percentage of segment revenues, juvenile services operating expenses were 83.5% for the three months ended March 31, 2004 compared to 87.4% for the three months ended March 31, 2003. Excluding $593,000 of revenue attributable to the start-up operations of the Jos-Arz Residential Treatment Center in 2004, juvenile services division operating expenses were 85.1% for the three months ended March 31, 2004.  The 2003 operating margin was unfavorably impacted by the charge to bad debt expense of approximately $0.5 million.  The 2004 operating margin was unfavorably impacted due to higher employee insurance costs and legal costs. The 2004 margin was favorably impacted from the operations of the Texas Adolescent Center and a reduction in rent expense due to the September 2003 repurchase of furniture and equipment that was formerly leased under a sale and leaseback transaction in 1999.

Adult Community-Based.  Adult community-based corrections and treatment services operating expenses increased approximately $0.1 million, or 1.0%, to $9.8 million for the three months ended March 31, 2004 from $9.7 million for the three months ended March 31, 2003. Operating expenses for the three months ended March 31, 2003 included a charge to bad debt expense of approximately $0.2 million to provide an allowance for certain insurance and Medicaid receivable accounts.  As a percentage of segment revenues, adult community-based corrections and treatment services operating expenses were 78.6% for the three months ended March 31, 2004 compared to 77.9% for the three months ended March 31, 2003.   The decline in the 2004 operating margin is due to higher employee insurance and legal costs in the three months ended March 31, 2004 as compared to the same period in 2003 offset, in part, by a reduction in rent expense due to the September 2003 repurchase of furniture and equipment formerly leased under a sale and leaseback transaction in 1999.

Pre-opening and start-up expenses.  Pre-opening and start-up expenses for the three months ended March 31, 2004 were approximately $1.6 million and were attributable to the pre-opening and start-up activities of the Jos-Arz Residential Treatment Center, the Southern Peaks Regional Treatment Center and the Regional Correctional Center in New Mexico.  These expenses consisted primarily of personnel and related expenses, facility rent, professional and recruiting expenses.  There were no pre-opening and start-up expenses for the three months ended March 31, 2003.

Depreciation and Amortization.  Depreciation and amortization expense was approximately $3.2 million for the three months ended March 31, 2004 compared to approximately $2.7 million for the three months ended March 31, 2003.  The increase was primarily due to depreciation resulting from the September 2003 repurchase of furniture and equipment formerly leased under a 1999 sale and leaseback transaction and depreciation expense on current year property and equipment purchases.  Amortization of intangibles was approximately $270,000 and $220,000 for the three months ended March 31, 2004 and 2003, respectively.

General and Administrative Expenses.  General and administrative expenses increased approximately $262,000, or 6.7%, to $4.2 million for the three months ended March 31, 2004 from approximately $3.9 million for the three months ended March 31, 2003 due to legal costs of approximately $221,000 related to the Southern Peaks Regional Treatment Center litigation and professional expenses of approximately $165,000 for Sarbanes-Oxley compliance.  The increase was offset, in part, by a decrease in rent expense due to the September 2003 repurchase of furniture and equipment formerly leased under a sale and leaseback transaction in 1999.

Interest.  Interest expense, net of interest income, increased to approximately $4.6 million for the three months ended March 31, 2004 from approximately $4.5 million for the three months ended March 31, 2003 due primarily to increased borrowings under the Company’s revolving line of credit.  Additionally, interest expense for the three months ended March 31, 2004 includes fees of approximately $145,000 incurred to amend the Company’s amended 2000 Credit Facility.  Capitalized interest for the three months ended March 31, 2004 and 2003 was approximately $208,000 and $186,000, respectively, and is attributable to interest on the Company’s Synthetic Lease Facility for the development and construction of the Moshannon Valley Correctional Center.

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

Income Taxes.  For the three months ended March 31, 2004 and 2003, the Company recognized a provision for income taxes at an estimated effective rate of 41.0%.

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

Cash Flows Used In Operating Activities.  Cash flows used in operations was approximately $5.7 million for the three months ended March 31, 2004 compared to approximately $1.8 million for the three months ended March 31, 2003.  The increase in cash used in operations is primarily attributable to a reduction in net income and an increase in accounts receivable in 2004.

Cash Flows Used in Investing Activities.  Cash used in investing activities was approximately $6.9 million for the three months ended March 31, 2004 due primarily to capital expenditures of $8.2 million for the purchase of the Las Vegas Center and the Central California Treatment Center buildings, development and construction of the Southern Peaks Regional Treatment Center, renovation of the Regional Correctional Center in New Mexico and capitalized interest on the Moshannon Valley Correctional Center and various other facility improvements and/or expansions and information technology and software development costs.  This use of cash was offset, in part, by withdrawals from the restricted debt payment account, net of deposits, of approximately $1.0 million.  Cash provided by investing activities was approximately $0.6 million for the three months ended March 31, 2003 due to capital expenditures of approximately $1.4 million offset by withdrawals from the restricted debt payment account, net of deposits, of approximately $2.0 million.

Cash Flows From Financing Activities.  Cash provided by financing activities was approximately $12.6 million for the three months ended March 31, 2004 due primarily to net borrowings under the Company’s revolving line of credit of $12.0 million and proceeds from the exercise of stock options of $0.8 million.  Cash used in financing activities for the three months ended March 31, 2003 was approximately $0.1 million due primarily to purchases of treasury stock of approximately $0.5 million offset by proceeds from stock option exercises of approximately $0.4 million.

Treasury Stock/Repurchases.  The Company repurchased in the open market 10,000 shares of its common stock for approximately $0.1 million in the three months ended March 31, 2004.  For the remainder of 2004, the Company can repurchase approximately $0.7 million of shares under the terms of the amended 2000 Credit Facility.

Long-Term Credit Facilities. The Company’s amended 2000 Credit Facility originally provided for borrowings of up to $45.0 million under a revolving line of credit.  The commitment amount is reduced by $1.6 million quarterly beginning July 2002 and by outstanding letters of credit. The Company had outstanding letters of credit of approximately $6.5 million at March 31, 2004. Accordingly, the available undrawn commitment amount under the amended 2000 Credit Facility was $13.2 million as of March 31, 2004.    The amended 2000 Credit Facility matures in July 2005 and bears interest, at the election of the Company, at either the prime rate plus a margin of 2.0%, or a rate which is 3.0% above the applicable LIBOR rate.  The amended 2000 Credit Facility is collateralized by substantially all of the Company’s assets, including the stock of all of the Company’s subsidiaries; does not permit the payment of cash dividends; and requires the Company to comply with certain leverage, net worth and debt service coverage covenants.  Additionally, the Company is limited to $2.5 million annually for the repurchase of its common stock with an aggregate limit of $7.5 million. The Company has obtained an amendment from the lenders under the amended 2000 Credit Facility extending the scheduled construction termination date for the Moshannon Valley Correctional Center. The amendment is effective through June 30, 2005.  Included in the Company’s cash and cash equivalents at

March 31, 2004 is approximately $39.9 million that is invested in a separate account that is available to the Company for investment purposes or working capital with the approval of the lenders under the amended 2000 Credit Facility.  This separate account is maintained, in part, to assure future credit availability.

Additionally, the amended 2000 Credit Facility provides the Company with the ability to enter into synthetic lease agreements for the acquisition or development of operating facilities.  This synthetic lease financing arrangement provides for funding to the lessor under the leases of up to $100.0 million, of which approximately $52.4 million had been utilized as of March 31, 2004.  The Company pays commitment fees at a rate of 0.5% annually for the unused portion of the lease financing capacity.

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

Management is in process of negotiating terms for a new senior credit facility to refinance the amended 2000 Credit Facility. If the Company is successful in refinancing the amended 2000 Credit Facility, the Company will incur charges related to the extinguishment of the synthetic lease obligations and the write-off of previously deferred financing costs. At March 31, 2004, these costs totaled approximately $2.5 million.

Contractual Uncertainties Related to Certain Facilities.  In January 2003, the Company executed a five year lease for the Regional Correctional Center in Albuquerque, New Mexico.  The facility consists of two units – the South Tower, which has a service capacity of 528 beds, and the North Tower, which has a service capacity of 442 beds.  The Company is currently renovating the South Tower and anticipates opening the 528 bed unit in July 2004. The Company will then renovate the North Tower.  Management estimates that the facility will reach full capacity of 970 beds by December 2004. As of March 31, 2004, the Company had spent approximately $2.1 million on renovations to the 528 bed South Tower unit and expects to spend an additional $5.1 million to complete renovations of both units.   For the three months ended March 31, 2004, the Company recognized pre-opening and start-up costs of approximately $156,000 primarily for personnel and professional expenses.  Based on the Company’s discussions with potential contracting governmental agencies and the demand for services to be provided, management of the Company anticipates that there is adequate demand to fill the initial 528 bed South Tower unit in the near future. However, there can be no assurance that the Company will develop enough volume at the facility to assure its profitability.  The lease for the facility requires monthly rental payments of approximately $113,000 for the first two years and $130,000 for the last three years of the lease.  Depending on the ultimate services to provided and the timing of occupancy ramp-up, management expects this facility will incur additional pre-opening and start-up costs of approximately $1.4 million in the year ending December 31, 2004.

Construction of the Southern Peaks Regional Treatment Center is ongoing and is expected to be completed in the third quarter of 2004.  The Company is committed to the project and has a written agreement with the general contractor and the developer to purchase the property in the near future (prior to its completion), serve as the construction supervisor in lieu of the developer and assume the developer’s rights and obligations under the construction contract (except that the developer will remain as contractor for certain of the infrastructure serving the facility).  In accordance with written agreements among the general contractor, the developer and the Company, the Company has advanced approximately $6.3 million to the general contractor as of March 31, 2004, which included $2.3 million from the escrow funds.

In September 2003, the Company entered into negotiations with the state of South Dakota to lease the former State Training School in Plankinton, South Dakota to operate a 40 bed juvenile justice center, the Plankinton Regional Detention Center, and a 82 bed residential juvenile treatment center, the Plankinton Regional Treatment Center.   In January 2004 the Company finalized the lease agreements for the facilities.  The Company renovated the detention center and began receiving clients in May 2004.  The Company is currently renovating the treatment center and anticipates opening the center in August 2004.

The Company closed the New Morgan Academy in the fourth quarter of 2002 and is currently considering several options ranging from the utilization of the facility for another type of program or the sale or lease of the facility.  As of March 31, 2004, management of the Company was focusing its efforts on reactivating the facility.  The primary use currently under consideration is using the facility to house illegal non-criminal adult detainees or to house non-criminal juvenile aliens. Management is discussing these opportunities with the Bureau of Immigration and Customs Enforcement (ICE), who has indicated a level of interest but the parties have not progressed to the contract phase. There can be no assurance that the Company will be successful in securing a contract with ICE.  Further, before the Company could house adult detainees, the Company will likely need to obtain a change in zoning of the Academy, which is currently zoned only for the housing of juveniles. There can be no assurances that the Company will be able to secure the contemplated zoning change or to do so on terms favorable to the Company.  Management of the Company believes that there is a market for the services the Company could provide at per diem rates that will support the recovery of the cost structure of the facility. However, the Company will continue to evaluate any offers to buy or lease the facility.  The Company is maintaining a small staff to secure and maintain the facility while the Company considers its options for the use or sale of the facility.  The Company expects to incur operating expenses of approximately $150,000 per month for payroll, property taxes and other operating costs until the facility is utilized for an alternative program or until the facility is sold.  Additionally, the Company is incurring interest expense of approximately $140,000 per month related to the borrowings for the facility and depreciation expense of approximately $46,000 per month for the building.

The carrying value of the property and equipment at the New Morgan Academy was approximately $30.2 million at March 31, 2004.  Management believes, pursuant to the provisions of SFAS No. 144, that an impairment allowance is not deemed necessary as of March 31, 2004.  However, management estimates that, were the Company to sell the facility, it is reasonably possible that the Company would not be able to fully recover the carrying value of its long-lived assets for this facility.

In March 2003, the Company reached an agreement with the Commonwealth of Pennsylvania that resolved all outstanding administrative issues relative to the contract awarded to the Company by the BOP to operate the Moshannon Valley Correctional Center. In October 2003, the Company received final approval from the BOP for a revised building design for the facility. Construction plans are being developed for the new design and work is expected to begin in the second quarter of 2004.  In April 2004, the Company received notice of a draft supplemental environmental assessment indicating a population of 1,300 consisting of 1,000 adult low-security male offenders and 300 adult minimum-security female offenders.  In the interim, the Company is negotiating a contract amendment with the BOP to accommodate the revised facility design and update the contract for changes since it was originally signed. If and when an amendment to the contract with the BOP is successfully negotiated, this agreement would allow the Company to move forward with the construction and operation of the facility.

As of March 31, 2004, the Company had incurred approximately $18.4 million for design, construction and land development costs and capitalized interest related to the Moshannon Valley Correctional Center contract. The Company is in the process of submitting a claim to the BOP for reimbursement of costs related to the original construction efforts incurred beginning in 1999. The Company estimates an additional capital investment of approximately $74.0 million to complete construction of the facility.  As the Company’s cash and current financing arrangements do not provide sufficient financing to fund construction costs related to the project, the Company anticipates needing to obtain additional sources of financing.  Management is in the process of negotiating terms for a new senior credit facility to refinance the amended 2000 Credit Facility which matures in July 2005. Additionally, management is pursuing other sources of additional debt financing. Management believes that such additional debt financing and a new senior credit facility will provide adequate funding for the construction of Moshannon Valley Correctional Center.

According to the BOP contract, as amended, the Company is required to complete the construction of the facility by July 15, 2004. The Company does not anticipate completing construction by that date and anticipates obtaining another long-term contract amendment from the BOP extending the construction deadline. In the event the Company is not able to negotiate a contract amendment with the BOP, then the BOP may have the right to assert that the Company has not completed construction of the facility within the time frame provided in the BOP contract, as amended. Management expects that the contract will be amended to address cost and construction timing matters resulting from the extended delay.  In the event that the BOP decides not to continue with the construction of the Moshannon Valley Correctional Center and terminates the contract, management believes that the Company has the right to and will recover its invested costs. In the event any portion of these costs are determined not to be recoverable upon contract termination by the BOP, such costs would be charged to expense.

Separate from a possible recovery in the event that the BOP terminates the Moshannon Valley Correctional Center contract, the Company is pursuing a claim for reimbursement of a portion of its expenses incurred in connection with the issuance of the Stop-Work Order and the delay of the project (included among these expenses is approximately $1.4 million in accounts receivable for expenses incurred by the Company after the June 1999 issuance of the Stop –Work Order).  This reimbursement claim is independent of the amendment to the contract.  If the BOP agrees to an amendment of the contract, the Company will still pursue this claim. The Company is currently negotiating this claim with the BOP.  The BOP has asserted that it is only responsible for reimbursing a portion of these costs – that portion of the investment lost due to the issuance of the Stop-Work Order.  Although the Company believes that the BOP will reimburse more than the $1.4 million in accounts receivable, it is uncertain how much the BOP will agree to pay in connection with the Company’s claim for reimbursement.  Any amounts not reimbursed by the BOP will be expensed by the Company if such costs cannot be capitalized with respect to the Company’s remaining real property interest.

Future Liquidity.  Management believes that the Company’s existing cash and cash equivalents and the cash flows generated from operations, together with the revolving credit available under the amended 2000 Credit Facility, and the synthetic lease financing capacity thereunder, will provide only such liquidity as would permit the Company to meet the Company’s operating needs and the capital and working capital requirements for a limited number of development projects.    As discussed above, the Company must obtain additional sources of financing to fund the construction of the Moshannon Valley Correctional Center.  Management is in the process of negotiating terms for a new senior credit facility to refinance the amended 2000 Credit Facility which matures in July 2005. Additionally, management is pursuing other sources of additional debt financing.  There can be no assurance that such financing will be available, or will be available on terms favorable to the Company. The Company’s inability to obtain a new senior credit facility and additional debt financing could result in the Company having to abandon or surrender projects previously committed to and announced as awarded or contemplated, including the Moshannon Valley Correctional Center. If the Company is to fund construction costs and working capital requirements related to future adult secure institutional contract awards or significant facility expansions, the Company must obtain additional sources of financing to fund such activities.

Contractual Obligations and Commercial Commitments.  The Company has assumed various financial obligations and commitments in the ordinary course of conducting its business.  The Company has contractual obligations requiring future cash payments under its existing contractual arrangements, such as management, consultative and non-competition agreements.

The Company maintains operating leases in the ordinary course of its business activities.  These leases include those for operating facilities, office space and office and operating equipment, and the terms of these agreements range from 2004 until 2075.  As of March 31, 2004, the Company’s total commitment under these operating leases was approximately $40.1 million.

The following table details the Company’s known future cash payments (on an undiscounted basis) related to various contractual obligations as of March 31, 2004 (in thousands):

		Payments Due by Period
	Total	2004	2005 - 2006	2007 - 2008	Thereafter

Contractual Obligations:
Long-term debt
- Cornell Companies, Inc.	$14,000	$—	$14,000	$—	$—
- Special Purpose Entities	233,590	8,300	69,290	21,900	134,100
Capital lease obligations
- Cornell Companies, Inc.	3	1	2	—	—
Operating leases	40,677	3,934	8,498	6,563	21,682
Consultative and non-competition agreements	1,005	285	720	—	—
Total contractual cash obligations	$289,275	$12,520	$92,509	$28,463	$155,782

The Company enters into letters of credit in the ordinary course of operating and financing activities.  As of March 31, 2004, the Company had outstanding letters of credit of approximately $6.5 million related to insurance and other operating activities.  The following table details the Company’s letter of credit commitments as of March 31, 2004 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Commercial Commitments:
Standby letters of credit	$6,546	$6,546	$—	$––	$––

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

Interest Rate Exposure

The Company’s exposure to changes in interest rates primarily results from its long-term debt with both fixed and floating interest rates.  The debt on the Company’s consolidated financial statements with fixed interest rates consists of the 8.47% Bonds issued by MCF in August 2001 in connection with the 2001 Sale and Leaseback Transaction.  At March 31, 2004, approximately 26.1% (approximately $50.6 million of debt outstanding on the Synthetic Lease Investor  Notes A and B and $14.0 million outstanding on the Company’s revolving line of credit) of the Company’s consolidated long-term debt was subject to variable interest rates.  The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $161,000 for the three months ended March 31, 2004.  At March 31, 2004, the fair value of the Company’s consolidated fixed rate debt approximated the carrying value based upon discounted future cash flows using current market prices.

Forward Looking Statement Disclaimer

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current plans and expectations of management and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.  Important factors that could cause actual results to differ include, among others, (1) the outcomes of pending putative class action shareholder and derivative lawsuits, and related insurance coverage, (2) the outcome of the pending SEC investigation, (3) risks associated with acquisitions and the integration thereof (including the ability to achieve administrative and operating cost savings and anticipated synergies), (4) the timing and costs of the opening of new facilities or the expansions of existing facilities, (5) changes in governmental policy and/or funding to discontinue or not renew existing arrangements or to eliminate or discourage the privatization of correctional, detention and adult community-based services in the United States, or to eliminate rate increases, (6) the availability of debt and equity financing on terms that are favorable to the Company, (7) fluctuations in operating results because of occupancy, competition (including competition from two competitors that are substantially larger than the Company), increases in cost of operations, fluctuations in interest rates and risks of operations, (8) significant charges to expense of deferred costs associated with financing and other projects in development if management determines that one or more of such projects is unlikely to be successfully concluded, (9) results from alternative deployment or sale of facilities such as the New Morgan Academy or the inability to do so, (10) the Company’s ability to negotiate a contract amendment with the BOP related to the Moshannon Valley Correctional Center and (11) the Company’s ability to negotiate contracts at those facilities that the Company currently does not have an operating contract.

ITEM 4. Controls and Procedures

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

The Company does not expect that its disclosure controls and procedures will prevent all errors or fraud. The design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in a cost-effective control system, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

In connection with the evaluation described above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) during its fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II        OTHER INFORMATION

ITEM 1.                         Legal Proceedings

Southern Peaks Regional Treatment Center

On January 5, 2004, the Company initiated legal proceedings in the lawsuit styled Cornell Corrections of California, Inc. v. Longboat Global Advisors, LLC, et al., No.2004 CV79761 in the Superior Court of Fulton County, Georgia under theories of fraud, conversion, breach of contract and other theories to determine the location of and to recover approximately $5.4 million previously deposited by the Company into what it believed to be an escrow account in connection with the development of the Southern Peaks Regional Treatment Center. The Company has obtained temporary restraining orders freezing any and all financial accounts of the construction lender, one of its principals and certain other defendants identified during discovery.  The frozen accounts include one of the construction lender’s bank accounts which contains approximately $250,000.

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

January 27, 2004, the Company received a letter from William Williams, the plaintiff in the William Williams action discussed above, demanding that the Company pursue breach of fiduciary duty claims against various officers and directors based on the August 2001 sale leaseback transaction and the subsequent restatement of the Company’s financial statements.  The Company has issued a preliminary response to the letter indicating that the Board will consider the request and inform Mr. Williams of its decision.

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

The plaintiffs in these cases have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty.  However, the Company believes it has good defenses and intends to vigorously defend against the claims asserted in these actions.  The Company has not recorded any loss accruals related to these claims as of March 31, 2004.

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

The SEC has not given the Company any indication as to the outcome of its investigation.  If the SEC makes a determination adverse to the Company, the Company and its officers and directors may face penalties, including, but not limited to, monetary fines and injunctive relief.  The Company has not recorded a loss accrual related to this matter.  In addition, in the event of an adverse determination by the SEC against the Company or its officers or directors, federal and/or state agencies may be reluctant to enter into or prohibited from entering into contracts for the Company’s services.  Any such reaction from the Company’s customer base could have a material adverse effect on its business.

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

ITEM 2. Changes in Securities and Use of Proceeds.

The following table provides information about purchases by the company during the quarter ended March 31, 2004 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act;

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/04 – 01/31/04	—	—	—	223,500
02/01/04 – 02/29/04	—	—	—	223,500
03/01/04 – 03/31/04	10,000	$11.58	10,000	213,500

Total	10,000	$11.58	10,000	213,500

(1)   The Company repurchased an aggregate 10,000 shares of common stock pursuant to the repurchase to a previously announced board authorization.

(2)   The Company’s board of directors approved the repurchase by the Company of common stock having an aggregate value of $10.0 million.  Under the Company’s amended 2000 Credit Facility, the Company is limited to an aggregate value of $7.5 million, limited to $2.5 million annually.

ITEM 5.        Other Information

None

ITEM 6.        Exhibits and Reports on Form 8-K

a.     Exhibits

11.1         Computation of Per Share Earnings

31.1         Section 302 Certification of Chief Executive Officer

31.2         Section 302 Certification of Chief Financial Officer

32.1         Section 906 Certification of Chief Executive Officer

32.2         Section 906 Certification of Chief Financial Officer

b.     Reports on Form 8-K

The Company furnished a Current Report on Form 8-K dated March 11, 2004 with a press release announcing its financial results for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNELL COMPANIES, INC.

Date:	May 10, 2004	By:	/s/ Harry J. Phillips, Jr.
HARRY J. PHILLIPS, JR.
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date:	May 10, 2004	By:	/s/ John L. Hendrix
JOHN L. HENDRIX
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)