Form 10-Q
period 2004-06-30
CORNELL COMPANIES INC
filed 2004-08-09
CIK 1016152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Yes ☒  No ☐

At July 31, 2004 Registrant had outstanding 13,293,781 shares of its Common Stock.

PART I                               FINANCIAL INFORMATION

ITEM 1.                             Financial Statements

CORNELL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,297	$40,171
Accounts receivable - trade (net of allowance for doubtful accounts of $1,991 and $1,929, respectively)	47,138	52,772
Other receivables (net of allowance for doubtful accounts of $5,386)	3,478	3,769
Other restricted assets	22,906	22,185
Deferred tax asset	3,411	3,411
Prepaids and other	6,551	8,789
Total current assets	159,781	131,097
PROPERTY AND EQUIPMENT, net	282,782	267,903
OTHER ASSETS:
Debt service reserve fund	24,020	23,800
Intangible assets, net	13,108	13,287
Deferred costs and other	23,369	12,070
Total assets	$503,060	$448,157

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$32,547	$36,577
Current portion of long-term debt	8,301	8,306
Total current liabilities	40,848	44,883
LONG-TERM DEBT, net of current portion	284,852	227,292
DEFERRED TAX LIABILITIES	6,866	7,006
OTHER LONG-TERM LIABILITIES	4,140	2,741
Total liabilities	336,706	281,922

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 30,000,000 shares authorized, 14,711,367 and 14,578,505 shares issued and outstanding, respectively	15	15
Additional paid-in capital	144,827	143,735
Retained earnings	33,825	34,218
Treasury stock (1,545,356 and 1,537,583 shares of common stock, respectively, at cost)	(12,530)	(12,458)
Deferred compensation	(684)	(803)
Other comprehensive income	901	1,528
Total stockholders’ equity	166,354	166,235
Total liabilities and stockholders’ equity	$503,060	$448,157

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

REVENUES	$69,993	$67,586	$139,317	$133,612
OPERATING EXPENSES	54,115	51,758	108,629	103,452
PRE-OPENING AND START-UP EXPENSES	2,384	306	4,030	393
DEPRECIATION AND AMORTIZATION	3,179	2,604	6,338	5,173
GENERAL AND ADMINISTRATIVE EXPENSES	5,605	4,722	9,765	8,620

INCOME FROM OPERATIONS	4,710	8,196	10,555	15,974
INTEREST EXPENSE	4,662	4,946	9,681	9,793
INTEREST INCOME	(447)	(440)	(817)	(825)
LOSS ON EXTINGUISHMENT OF DEBT	2,357	—	2,357	—

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(1,862)	3,690	(666)	7,006
PROVISION (BENEFIT) FOR INCOME TAXES	(763)	1,513	(273)	2,873

NET INCOME (LOSS)	$(1,099)	$2,177	$(393)	$4,133

EARNINGS (LOSS) PER SHARE:
BASIC	$(.08)	$.17	$(.03)	$.32
DILUTED	$(.08)	$.17	$(.03)	$.32

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	13,146	12,854	13,114	12,817
DILUTED	13,146	13,173	13,114	13,055

COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)	$(1,099)	$2,177	$(393)	$4,133
UNREALIZED GAIN (LOSS) ON DERIVATIVE INSTRUMENTS, NET OF TAX	(1,085)	981	(627)	1,430
COMPREHENSIVE INCOME (LOSS)	$(2,184)	$3,158	$(1,020)	$5,563

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(393)	$4,133
Adjustments to reconcile net income (loss) to net cash provided by operating activities - Loss on extinguishment of debt	2,357	—
Depreciation	5,799	4,734
Amortization of intangibles and other assets	539	439
Amortization of deferred compensation	127	290
Amortization of deferred financing costs	578	578
Provision for bad debts	343	1,224
(Gain) loss on sale of property and equipment	(10)	46
Deferred income taxes	296	870
Change in assets and liabilities:
Accounts receivable	1,265	2,324
Restricted assets	(418)	47
Other assets	2,180	(1,140)
Accounts payable and accrued liabilities	(4,680)	(3,462)
Deferred revenues and other liabilities	(41)	(1,238)
Net cash provided by operating activities	7,942	8,845

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,559)	(6,447)
Receipt from restricted escrow arrangement	5,000	—
Escrow deposit on non-compete agreement	—	(1,000)
Purchase of facility management contract	(2,900)	—
Return of restricted assets from deferred bonus plan	86	—
Payments to restricted debt payment account, net	(5,523)	(4,557)
Proceeds from sale of property and equipment	163	—
Net cash used in investing activities	(23,733)	(12,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and line of credit	69,000	641
Payments on line of credit	(71,000)	—
Payments on Synthetic Lease	(52,495)	—
Proceeds from Senior Notes, net of discount	110,527	—
Payments for debt issuance and other financing costs	(5,033)	—
Payments of capital lease obligations	(6)	(14)
Proceeds from exercise of stock options and warrants	1,040	2,054
Purchases of treasury stock	(116)	(591)
Net cash provided by financing activities	51,917	2,090

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,126	(1,069)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,171	52,610
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,297	$51,541

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of treasury stock by deferred bonus plan	$—	$146
Other comprehensive income (loss), net of tax	(627)	1,430
Borrowings under capital leases	—	3

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income (loss), as reported	$(1,099)	$2,177	$(393)	$4,133
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(311)	(345)	(467)	(880)
Pro forma net income (loss)	$(1,410)	$1,832	$(860)	$3,253
Earnings (loss) per share:
Basic, as reported	$(.08)	$.17	$(.03)	$.32
Basic, pro forma	(.11)	.14	(.07)	.25
Diluted, as reported	(.08)	.17	(.03)	.32
Diluted, pro forma	(.11)	.14	(.07)	.25

The Financial Accounting Standards Board (FASB) has proposed to mandate expense recognition for stock options and other types of equity-based compensation based on the fair value of the options at the grant date.  Additionally, the FASB is evaluating alternatives regarding how to develop a measure of the fair value of an option.  Based on the final outcome of the FASB proposal, the Company may be required to recognize expense related to stock options and other types of equity-based compensation in future periods.  Additionally, the Company may be required to change its current method for determining the fair value of stock options.  In July 2004, the House of Representatives approved legislation to (1) prevent the FASB from issuing the proposed guidance on expensing stock options and (2) block the mandatory expensing of stock options until the Secretary of Commerce and the Secretary of Labor complete a one-year joint study on the economic impact of the FASB’s proposal.  If the bill is passed into law, companies would only need to expense the stock options granted to the five highest paid executives and would allow, but not require, companies to expense stock options granted to all employees under existing accounting guidance.  The FASB is expected to redeliberate its proposed guidance during the third quarter and issue a final standard by the end of 2004.

Recently Issued Accounting Standard

The FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R) which addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries.  A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest.  The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE.  The Company’s adoption of FIN 46R did not change the Company’s accounting for the 2001 Sale and Leaseback Transaction, which is consolidated for reporting purposes.  The Company has no other arrangements subject to the provisions of FIN 46R.

3.              Acquisition of the Walnut Grove Youth Correctional Facility Management Contract

In June 2004, the Company acquired a management agreement to operate a 976 bed secure youthful offender correctional facility in Walnut Grove, Mississippi, the Walnut Grove Youth Correctional Facility, from Tuscolameta Inc.  This facility houses 13-20 year-old males and provides academic and vocational training, along with drug and alcohol education and treatment.  Group and individual counseling and recreational opportunities are also provided. The underlying management agreement is with the Walnut Grove Correctional Authority, which holds a contract with the Mississippi Department of Corrections. The management agreement has a remaining term of 2 ½ years with a renewal option for an additional two-year term at the option of the contracting parties.

The Company acquired the management contract and certain assets and liabilities for a total purchase price of approximately $3.0 million, which was allocated as follows (in thousands):

Accounts receivable	$584
Contract value	2,405
Prepaid supplies	188
Fixed assets	271
Non-compete agreement	300
Accounts payable and accrued liabilities	(748)
Net assets	$3,000

The fair market value of the contract was determined based on future discounted cash flows.  The Company is amortizing the contract value of approximately $2.4 million over the remaining term of the management contract of 2 ½ years.  As of June 30, 2004, the Company had funded $2.9 million of the purchase price.  The remaining $0.1 million is expected to be funded in the third quarter of 2004.

4.              Intangible Assets

Intangible assets at June 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	June 30, 2004	December 31, 2003

Non-compete agreements	$9,780	$9,420
Accumulated amortization	(4,393)	(3,854)
Intangibles, net	5,387	5,566
Goodwill	7,721	7,721
Total intangibles, net	$13,108	$13,287

Amortization expense for non-compete agreements was approximately $270,000 and $539,000 for the three and six months ended June 30, 2004, respectively.  Amortization expense for non-compete agreements was approximately $220,000 and $439,000 for the three and six months ended June 30, 2003, respectively.  Amortization expense for non-compete agreements is expected to be approximately $1.1 million for each of the fiscal years ended December 31 for the next five years.

5.              Credit Facilities

The Company’s long-term debt at June 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	June 30, 2004	December 31, 2003

Debt of Cornell Companies, Inc.:
Senior Notes, unsecured, due July 2012, with an interest rate of 10.75%, net of discount	$110,527	$—
Fair-value adjustment of Senior Notes as a result of interest rate swap	(377)
Revolving Line of Credit, repaid in June 2004, interest rate of prime plus 2.0% or LIBOR plus 3.0%	—	2,000
Capital lease obligations	3	8
Subtotal	110,153	2,008

Debt of Consolidated Special Purpose Entities:
Synthetic Lease Investor Note A, repaid in June 2004, interest rate of LIBOR plus 3.25%	—	42,255
Synthetic Lease Investor Note B, repaid in June 2004, interest rate of LIBOR plus 3.50%	—	8,335
MCF 8.47% Bonds due 2016	183,000	183,000
Subtotal	183,000	233,590

Consolidated total debt	293,153	235,598

Less: current maturities	(8,301)	(8,306)

Consolidated long-term debt	$284,852	$227,292

The Company’s 2000 Credit Facility, as amended, provided for borrowings of up to $45.0 million under a revolving line of credit.  The commitment amount was reduced by $1.6 million quarterly beginning in July 2002 and by outstanding letters of credit.  The amended 2000 Credit Facility bore interest,  at the election of the Company, at either the prime rate plus a margin of 2.0%, or a rate which was 3.0% above the applicable LIBOR rate.  Additionally, the amended 2000 Credit Facility provided the Company with the ability to enter into synthetic lease agreements for the acquisition or development of operating facilities.  This synthetic lease financing arrangement provided for funding to the lessor under the operating leases of up to $100.0 million.

On June 24, 2004, the Company entered into a revolving credit facility (the “2004 Credit Facility”) by and among the Company and certain lenders to fund working capital for acquisitions, to refinance existing debt, to fund capital expenditures and other general corporate purposes. The 2004 Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit and is reduced by outstanding letters of credit.  The available commitment under the 2004 Credit Facility was approximately $53.5 million at June 30, 2004.  The Company had outstanding letters of credit of approximately $6.5 million at June 30, 2004.  Subject to certain requirements, the Company has the right to increase the aggregate commitments under the 2004 Credit Facility to an aggregate amount of up to $100.0 million.  The 2004 Credit Facility matures in June 2008 and bears interest, at the election of the Company and, depending on the Company’s total leverage ratio, at either the prime rate plus a margin ranging from 0.75% to 2.00%, or a rate which ranges from 2.25% to 3.50% above the applicable LIBOR rate.

The 2004 Credit Facility is collateralized by substantially all of the Company’s assets, including the assets and stock of all of the Company’s subsidiaries.  The 2004 Credit Facility is not secured by the assets of MCF.  The 2004 Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants.

In June 2004, the Company issued $112.0 million in principal of 10.75% Senior Notes (the “Senior Notes”) due July 1, 2012.  The Senior Notes are unsecured senior indebtedness and are guaranteed by all of the Company’s existing and future subsidiaries (collectively, the “Guarantors”).  The Senior Notes are not guaranteed by MCF ( the “Non-Guarantor”).  Interest on the Senior Notes accrued as of June 24, 2004 and is payable semi-annually on January 1 and July 1 of each year, commencing January 1, 2005.  On or after July 1, 2008, the Company may redeem all or a portion of the Senior Notes at the redemption prices (expressed as a percentage of the principal amount) listed below, plus accrued and unpaid interest, if any, on the Senior Notes redeemed, to the applicable date of redemption, if redeemed during the 12-month period commencing on July 1 of the years indicated below:

Year	Percentages

2008	105.375%
2009	102.688%
2010 and thereafter	100.000%

Any time prior to July 1, 2007, the Company may redeem up to 35% of the original aggregate principal amount of the Senior Notes at a redemption price of 110.75% of the principal amount thereof with the net cash of public offerings of equity, provided that at least 65% of the original aggregate principal amount of the Senior Notes remains outstanding after the redemption and other conditions are met.  Upon the occurrence of specified change of control events, unless the Company has exercised its option to redeem all the Senior Notes as described above, each holder will have the right to require the Company to repurchase all or a portion of such holder’s Senior Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, on the Senior Notes repurchased, to the applicable date of purchase.  The Senior Notes were issued under an indenture (the “Indenture”), which limits the ability of the Company and the Guarantors to, among other things, incur additional indebtedness, pay dividends or make other distributions, make other restricted payments and investments, create liens, incur restrictions on the ability of the Guarantors to pay dividends or other payments to the Company, enter into transactions with affiliates, and engage in mergers, consolidations and certain sales of assets.

The net proceeds from the sale of the Senior Notes was approximately $107.2 million, which was used to repay and refinance the indebtedness under the Company’s amended 2000 Credit Facility and synthetic lease obligations as of June 24, 2004.  The Company recognized a charge of approximately $2.4 million related to the write-off of unamortized deferred financing costs and charges related to the extinguishment of the synthetic lease obligations.

In conjunction with the issuance of the Senior Notes, the Company entered into an interest rate swap transaction with a financial institution to hedge the Company’s exposure to changes in the fair value on $84.0 million of its Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a lower variable rate in an attempt to realize savings on the Company’s future interest payments.  The terms of the interest rate swap contract and the underlying debt instrument are identical.  The Company has designated the swap agreement as a fair value hedge.  The swap has a notional amount of $84.0 million and matures in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, the Company pays on a semi-annual basis (each January 1 and July 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receives a fixed-rate interest of 10.75%.  During the three months ended June 30, 2004, the Company recorded interest savings related to this interest rate swap of approximately $53,000, which is reflected as a reduction to interest expense in the accompanying financial statements.  At June 30, 2004, the fair value of this derivative instrument was approximately $0.4 million and is included in other long-term liabilities in the accompanying financial statements. The carrying value of the Company’s Senior Notes as of June 30, 2004 was reduced by the same amount.

6.              Projects Under Development, Construction or Renovation

In January 2003, the Company executed a five-year lease, with five one-year renewal options, for the Regional Correctional Center in Albuquerque, New Mexico.  This 970 bed facility consists of two units, the 528 bed South Tower and the 442 bed North Tower.  The Company renovated the South Tower and opened the 528 bed unit in July 2004.  The Company began renovating the North Tower in August 2004 and anticipates opening the 442 bed unit in fourth quarter of 2004. Management currently anticipates that the facility will reach full capacity of 970 beds by the second quarter of 2005.  As of June 30, 2004, the Company had spent approximately $4.3 million on renovations and anticipates spending an additional $3.7 million to complete renovations of the North Tower.  For the three and six months ended June 30, 2004, the Company incurred pre-opening and start-up expenses of approximately $514,000 and $670,000, respectively, related to this project.

Construction of the Southern Peaks Regional Treatment Center was substantially completed in July 2004.  The Company purchased the property in June 2004 and has served as the construction supervisor in lieu of the developer and assumed the developer’s rights and obligations under the construction contract (except that the developer will remain as contractor for certain of the infrastructure serving the facility).  As of June 30, 2004, the Company had invested approximately $12.0 million in the property.  The Company began receiving clients in August 2004.  The Company currently anticipates that the facility will be fully ramped up by year end.

The Plankinton Regional Detention Center, a 40 bed juvenile justice center in South Dakota, was activated early in May 2004 and the Plankinton Regional Treatment Center was scheduled to open in August 2004.  Both facilities were expected to be fully ramped up by year end.  The Company based its plans to open and operate these facilities on a commitment from the appropriate state officials to create a special rate that would allow the Company to meet the needs of clients rejected by other providers in the state.  However, the Company has learned that it was awarded an initial per diem rate that, while as it is the highest rate in South Dakota, is insufficient to support the level of care and treatment required for the center’s clients.  The state is currently in a rate-setting process that will take approximately six months.  While the Company intends to pursue this project through the delay, it is not willing to open the programs without sufficient resources or to operate at a loss, and has decided to delay the opening of the Regional Treatment Center and to temporarily suspend operations at the Regional Detention Center.

The Company closed the New Morgan Academy in the fourth quarter of 2002 and is currently considering several options ranging from the utilization of the facility for another type of program or the sale or lease of the facility. As of June 30, 2004, management is focusing its efforts on reactivating the facility. The primary use currently under consideration is using the facility to house illegal non-criminal and low-security adult detainees.  Management is discussing these opportunities with the Bureau of Immigration and Customs Enforcement (ICE), which has indicated a level of interest, but the parties have not progressed to the contract phase.  There can be no assurance that the Company will be successful in securing a contract with ICE.  Before the Company can house adult detainees, the Company will need to obtain a change in the zoning of the Academy, which is currently zoned only for the housing of juveniles.  Management of the Company believes that there is a market for the services the Company could provide at the facility at per diem rates that will support the recovery of the cost of the facility.  The Company will continue to evaluate any offers to buy or lease the facility.  The Company is maintaining a small staff to secure and maintain the facility.  The Company is incurring interest expense of approximately $140,000 per month related to the borrowings for the facility and depreciation expense of approximately $46,000 per month for the building.

The carrying value of the property and equipment at the New Morgan Academy was approximately $30.0 million at June 30, 2004.  As of June 30, 2004, management believes that, pursuant to the provisions of SFAS No. 144, an impairment allowance is not necessary.  However, management estimates that, were the Company to sell the facility, it is reasonably possible that the Company would not be able to fully recover the carrying value of its long-lived assets for this facility.

In March 2003, the Company reached an agreement with the Commonwealth of Pennsylvania that resolved all outstanding administrative issues relative to the contract awarded to the Company by the Federal Bureau of Prisons (BOP) to operate the Moshannon Valley Correctional Center. In October 2003, the Company received final approval from the BOP of a revised building design for the facility.  Construction plans are completed for the new design and work is expected to begin during the third quarter of 2004.  In April 2004, the Company received notice of a draft supplemental environmental assessment indicating a population of 1,300 consisting of 1,000 low-security adult male offenders and 300 minimum-security adult female offenders.

As of June 30, 2004, the Company had incurred approximately $18.6 million for the design, construction and development costs and capitalized interest related to the Moshannon Valley Correctional Center facility.  The Company is in the process of submitting a claim to the BOP for reimbursement of costs related to the original construction efforts incurred beginning in 1999. The Company estimates an additional capital investment of approximately $79.3 million to complete construction of the facility.  Management believes that existing cash and credit facilities will provide adequate funding for the construction of the Moshannon Valley Correctional Center.

According to the BOP contract, as amended, the Company is required to complete the construction of the facility by August 15, 2004.  The Company anticipates obtaining another long-term contract amendment from the BOP extending the construction deadline. In the event the Company is not able to negotiate a contract amendment with the BOP, then the BOP may have the right to assert that the Company has not completed construction of the facility within the time frame provided in the BOP contract, as amended. Management expects that the contract will be amended to address cost and construction timing matters resulting from the extended delay.  In the event that the BOP decides not to continue with the construction of the Moshannon Valley Correctional Center and terminates the contract, management believes that the Company has the right to and will recover its invested costs. In the event any portion of these costs are determined not to be recoverable upon contract termination by the BOP, such costs would be charged to expense.

Separate from a possible recovery in the event that the BOP terminates the Moshannon Valley Correctional Center contract, the Company is pursuing a claim for the reimbursement of a portion of its expenses incurred in connection with the issuance of the Stop-Work Order and the delay of the project (included among these expenses is approximately $1.4 million in accounts receivable for expenses incurred by the Company after the June 1999 issuance of the Stop –Work Order).  This reimbursement claim is independent of the amendment to the contract.  The Company is finalizing its claim with the BOP and expects to reach a resolution before the end of the third quarter of 2004.  The BOP has asserted that it is only responsible for reimbursing that portion of the investment lost due to the issuance of the Stop-Work Order.  Although the Company believes that the BOP will reimburse more than the $1.4 million in accounts receivable at June 30, 2004, it is uncertain how much the BOP will agree to pay in connection with the Company’s claim for reimbursement.  Any amounts not reimbursed by the BOP will be expensed by the Company.

7.              Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution from common stock equivalents such as stock options and warrants.  For the three months ended June 30, 2004 and 2003, there were 423,229 shares ($13.61 average price) and 360,489 shares ($14.16 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.  For the six months ended June 30, 2004 and 2003 there were 856,201 shares ($13.33 average price) and 633,946 shares ($12.38 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Net earnings (loss)	$(1,099)	$2,177	$(393)	$4,133

Weighted average common share outstanding	13,146	12,854	13,114	12,818
Weighted average common share equivalents outstanding	—	319	—	237

Weighted average common shares and common share equivalents outstanding	13,146	13,173	13,114	13,055

Basic earnings (loss) per share	$(0.08)	$0.17	$(0.03)	$0.32

Diluted earnings (loss) per common share	$(0.08)	$0.17	$(0.03)	$0.32

8.              Commitments and Contingencies

Legal Proceedings

Southern Peaks Regional Treatment Center

On January 5, 2004, the Company initiated legal proceedings in the lawsuit styled Cornell Corrections of California, Inc. v. Longboat Global Advisors, LLC, et al., No.2004 CV79761 in the Superior Court of Fulton County, Georgia under theories of fraud, conversion, breach of contract and other theories to determine the location of and to recover funds previously deposited by the Company into what it believed to be an escrow account in connection with the development and construction of the Southern Peaks Regional Treatment Center. Of the funds previously deposited, approximately $5.4 million remains to be recovered.  The Company has obtained temporary restraining orders freezing any and all financial accounts of the construction lender, one of its principals and certain other defendants identified during discovery.  The frozen accounts include one of the construction lender’s bank accounts which contains approximately $0.4 million.

Shareholder Lawsuits

In March and April 2002, the Company, Steven W. Logan (the Company’s former President and Chief Executive Officer), and John L. Hendrix (the Company’s former Chief Financial Officer), were named as defendants in four federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division.  The aforementioned lawsuits were putative class action lawsuits brought on behalf of all purchasers of the Company’s common stock between March 6, 2001 and March 5, 2002 and relate to the Company’s restatement in 2002 of certain financial statements.  The lawsuits involved disclosures made concerning two prior transactions executed by the Company: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction.  These four lawsuits were consolidated into the Graydon Williams action and Flyline Partners, LP was appointed lead plaintiff.  As a result, a consolidated complaint was filed by Flyline Partners, LP.  Richard Picard and Anthony Scolaro were also named as plaintiffs.  Since then, the court has allowed plaintiffs to file an amended consolidated complaint. The amended consolidated complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933 (the “Securities Act”) and/or Section 15 of the Securities Act.  The amended consolidated complaint seeks, among other things, restitution damages, compensatory damages, rescission or a rescissory measure of damages, costs, expenses, attorneys’ fees and expert fees.  A motion to dismiss is currently pending.

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

Certain insurance policies held by the Company to cover potential director and officer liability may limit the Company’s cash outflows in the event of a decision adverse to the Company in the matters discussed above.  However, if an adverse decision in these matters exceeds the insurance coverage or if the insurance coverage is deemed not to apply to these matters, an adverse decision to the Company in these matters could have a material adverse effect on the Company, its financial condition, its results of operations, cash flows and its future prospects.

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

Other

Additionally, the Company currently and from time to time is subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries or for wrongful restriction of or interference with offender privileges and employment matters.  If an adverse decision in these matters exceeds the Company’s insurance coverage, or if the Company’s coverage is deemed not to apply to these matters, or if the underlying insurance carrier were unable to fulfill their obligation under the insurance coverage provided, it could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

9.              Segment Disclosure

The Company’s three operating divisions are its reportable segments.  The adult secure institutional segment consists of the operation of secure adult incarceration facilities.  The juvenile services segment provides residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of ten and 17 who have either been adjudicated or suffer from behavioral problems. The adult community-based corrections and treatment services segment provides pre-release and halfway house programs for adult offenders who are either on probation or serving the last three to six months of their sentences on parole and preparing for re-entry into society at large as well as community-based treatment and education programs as an alternative to incarceration.  All of the Company’s customers and long-lived assets are located in the United States of America.  The accounting policies of the Company’s reportable segments are the same as those described in the summary of accounting policies in the Company’s 2003 10-K.  Intangible assets are not included in each segment’s reportable assets, and the amortization of intangible assets is not included in the determination of a segment’s operating income.  The Company evaluates performance based on income or loss from operations before general and administrative expenses, incentive bonuses, amortization of intangibles, interest and income taxes.  Corporate and other assets are comprised primarily of cash, accounts receivable, deposits, property and equipment, deferred taxes, deferred costs and other assets.

The only significant non-cash item reported in the respective segment’s income from operations is depreciation and amortization (excluding intangibles) (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues
Adult secure institutional	$26,681	$25,593	$52,465	$50,656
Juvenile	31,198	29,463	62,336	58,029
Adult community-based	12,114	12,530	24,516	24,927
Total revenues	$69,993	$67,586	$139,317	$133,612

Pre-opening and start-up expenses
Adult secure institutional	$514	$62	$670	$149
Juvenile	1,870	244	3,360	244
Adult community-based	—	—	—	—
Total pre-opening and start-up expenses	$2,384	$306	$4,030	$393

Income from operations
Adult secure institutional	$5,908	$6,600	$11,832	$13,276
Juvenile	2,788	3,917	5,573	7,001
Adult community-based	2,168	2,599	4,305	5,060
Subtotal	10,864	13,116	21,710	25,337
General and administrative expense	(5,605)	(4,722)	(9,765)	(8,620)
Amortization of intangibles	(270)	(220)	(539)	(439)
Corporate and other	(279)	22	(851)	(304)
Total income from operations	$4,710	$8,196	$10,555	$15,974

	June 30, 2004	December 31, 2003
Assets
Adult secure institutional	$159,753	$152,229
Juvenile	121,667	110,748
Adult community-based	59,316	57,787
Intangible assets, net	13,108	13,287
Corporate and other	149,216	114,106
Total assets	$503,060	$448,157

10.       Guarantor Disclosures

The Company completed an offering of $112.0 million of Senior Notes in June 2004.  The Senior Notes are guaranteed by each of the Company’s subsidiaries (Guarantor Subsidiaries).  MCF does not guarantee the Senior Notes (Non-Guarantor Subsidiary).  These guarantees are joint and several obligations of the Guarantor Subsidiaries.  The following condensed consolidating financial information presents the financial condition, results of operations and cash flows of the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary, together with the consolidating adjustments necessary to present the Company’s results on a consolidated basis.

CORNELL COMPANIES, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JUNE 30, 2004

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$76,174	$73	$50	$—	$76,297
Accounts receivable	251	50,227	138	—	50,616
Restricted assets	215	2,490	20,201	—	22,906
Prepaids and other	8,834	1,128	—	—	9,962
Total current assets	85,474	53,918	20,389	—	159,781
Property and equipment, net	71	128,131	160,975	(6,395)	282,782
Other assets:
Debt service reserve fund	—	—	24,020	—	24,020
Deferred costs and other	31,467	22,051	9,657	(26,698)	36,477
Investment in subsidiaries	33,444	1,856	—	(35,300)	—
Total assets	$150,456	$205,956	$215,041	$(68,393)	$503,060

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable and accrued liabilities	$24,635	$3,797	$6,447	$(2,332)	$32,547
Current portion of long-term debt	—	1	8,300	—	8,301
Total current liabilities	24,635	3,798	14,747	(2,332)	40,848
Long-term debt, net of current portion	110,152	—	174,700	—	284,852
Deferred tax liabilities	7,302	—	—	(436)	6,866
Other long-term liabilities	6,356	57	24,558	(26,831)	4,140
Intercompany	(164,343)	164,343	—	—	—
Total liabilities	(15,898)	168,198	214,005	(29,599)	336,706
Stockholders’ equity	166,354	37,758	1,036	(38,794)	166,354
Total liabilities and stockholders’ equity	$150,456	$205,956	$215,041	$(68,393)	$503,060

CORNELL COMPANIES, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$39,827	$289	$55	$—	$40,171
Accounts receivable	110	55,980	451	—	56,541
Restricted assets	205	7,301	14,679	—	22,185
Prepaids and other	10,472	1,728	—	—	12,200
Total current assets	50,614	65,298	15,185	—	131,097
Property and equipment, net	2,443	108,916	163,086	(6,542)	267,903
Other assets:
Debt service reserve fund	—	—	23,800	—	23,800
Deferred costs and other	23,133	15,340	9,952	(23,068)	25,357
Investment in subsidiaries	38,777	1,856	—	(40,633)	—
Total assets	$114,967	$191,410	$212,023	$(70,243)	$448,157

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$26,912	$5,248	$6,512	$(2,095)	$36,577
Current portion of long-term debt	5	1	8,300	—	8,306
Total current liabilities	26,917	5,249	14,812	(2,095)	44,883
Long-term debt, net of current portion	2,000	50,592	174,700	—	227,292
Deferred tax liabilities	7,006	—	—	—	7,006
Other long-term liabilities	6,176	68	19,888	(23,391)	2,741
Intercompany	(93,367)	93,367	—	—	—
Total liabilities	(51,268)	149,276	209,400	(25,486)	281,922
Stockholders’ equity	166,235	42,134	2,623	(44,757)	166,235
Total liabilities and stockholders’ equity	$114,967	$191,410	$212,023	$(70,243)	$448,157

CORNELL COMPANIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED June 30, 2004

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$4,531	$78,217	$4,502	$(17,257)	$69,993
Operating expenses	5,900	65,189	23	(16,997)	54,115
Pre-opening and start-up expenses	—	2,384	—	—	2,384
Depreciation and amortization	(20)	2,220	1,055	(76)	3,179
General and administrative expenses	5,574	—	19	12	5,605
Income (loss) from operations	(6,923)	8,423	3,405	(195)	4,710
Overhead allocations	(8,604)	8,604	—	—	—
Interest, net	(1,117)	1,688	3,633	11	4,215
Loss on extinguishment of debt	—	2,357	—	—	2,357
Equity (loss) in subsidiaries	(3,475)	—	—	3,475	—
Income (loss) before provision for income taxes	(677)	(4,226)	(228)	3,269	(1,862)
Provision (benefit) for income taxes	422	(1,080)	—	(105)	(763)
Net income (loss)	$(1,099)	$(3,146)	$(228)	$3,374	$(1,099)

CORNELL COMPANIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$4,529	$75,074	$4,502	$(16,519)	$67,586
Operating expenses	4,440	63,825	5	(16,512)	51,758
Pre-opening and start-up expenses	—	306	—	—	306
Depreciation and amortization	—	1,583	1,055	(34)	2,604
General and administrative expenses	4,703	—	19	—	4,722
Income (loss) from operations	(4,614)	9,360	3,423	27	8,196
Overhead allocations	(8,908)	8,908	—	—	—
Interest, net	(1,216)	1,872	3,838	12	4,506
Equity (loss) in subsidiaries	(1,481)	—	—	1,481	—
Income (loss) before provision for income taxes	4,029	(1,420)	(415)	1,496	3,690
Provision (benefit) for income taxes	1,852	(146)	—	(193)	1,513
Net income (loss)	$2,177	$(1,274)	$(415)	$1,689	$2,177

CORNELL COMPANIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$9,088	$156,291	$9,004	$(35,066)	$139,317
Operating expenses	11,723	131,630	23	(34,747)	108,629
Pre-opening and start-up expenses	—	4,030	—	—	4,030
Depreciation and amortization	—	4,374	2,111	(147)	6,338
General and administrative expenses	9,715	—	38	12	9,765
Income (loss) from operations	(12,350)	16,257	6,832	(184)	10,555
Overhead allocations	(15,834)	15,834	—	—	—
Interest, net	(1,970)	3,427	7,386	21	8,864
Loss on extinguishment of debt	—	2,357	—	—	2,357
Equity (loss) in subsidiaries	(4,706)	—	—	4,706	—
Income (loss) before provision for income taxes	748	(5,361)	(554)	4,501	(666)
Provision (benefit) for income taxes	1,141	(1,163)	—	(251)	(273)
Net income (loss)	$(393)	$(4,198)	$(554)	$4,752	$(393)

CORNELL COMPANIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$9,061	$152,261	$9,004	$(36,714)	$133,612
Operating expenses	8,654	131,384	19	(36,605)	103,452
Pre-opening and start-up expenses	—	393	—	—	393
Depreciation and amortization	—	3,124	2,111	(62)	5,173
General and administrative expenses	8,557	—	63	—	8,620
Income (loss) from operations	(8,150)	17,360	6,811	(47)	15,974
Overhead allocations	(16,895)	16,895	—	—	—
Interest, net	(2,440)	3,598	7,788	22	8,968
Equity (loss) in subsidiaries	(3,486)	—	—	3,486	—
Income (loss) before provision for income taxes	7,699	(3,133)	(977)	3,417	7,006
Provision (benefit) for income taxes	3,566	(242)	—	(451)	2,873
Net income (loss)	$4,133	$(2,891)	$(977)	$3,868	$4,133

CORNELL COMPANIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(20,656)	$23,080	$5,518	$—	$7,942

Cash flows from investing activities:
Capital expenditures	—	(20,559)	—	—	(20,559)
Purchase of facility management contract	—	(2,900)	—	—	(2,900)
Refund from restricted escrow arrangement	5,000	—	—	—	5,000
Payments to restricted debt payment account, net	—	—	(5,523)	—	(5,523)
Return of restricted assets from deferred bonus plan	86	—	—	—	86
Proceeds from sale of property and equipment	—	163	—	—	163
Net cash provided by (used in) investing activities	5,086	(23,296)	(5,523)	—	(23,733)

Cash flows from financing activities:
Proceeds from long-term debt and line of credit	69,000	—	—	—	69,000
Payments on line of credit	(71,000)	—	—	—	(71,000)
Payments on Synthetic Lease	—	(52,495)	—	—	(52,495)
Intercompany transfers	(52,495)	52,495	—	—	—
Proceeds from Senior Notes, net of discount	110,527	—	—	—	110,527
Payment for debt issuance and other financing costs	(5,033)	—	—	—	(5,033)
Payments on capital lease obligations	(6)	—	—	—	(6)
Proceeds from exercise of stock options	1,040	—	—	—	1,040
Purchases of treasury stock	(116)	—	—	—	(116)
Net cash provided by (used in) financing activities	51,917	—	—	—	51,917

Net increase (decrease) in cash and cash equivalents	36,347	(216)	(5)	—	(36,126)

Cash and cash equivalents at beginning of period	39,827	289	55	—	40,171

Cash and cash equivalents at end of period	$76,174	$73	$50	$—	$76,297

CORNELL COMPANIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2003

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(2,619)	$6,875	$4,589	$—	$8,845

Cash flows from investing activities:
Capital expenditures	—	(6,447)	—	—	(6,447)
Escrow deposit on non-compete agreement	—	(1,000)	—	—	(1,000)
Payments to restricted debt payment account, net	—	—	(4,557)	—	(4,557)
Net cash used in investing activities	—	(7,447)	(4,557)	—	(12,004)

Cash flows from financing activities:
Proceeds from long-term debt	—	641	—	—	641
Payments on capital lease obligations	(14)	—	—	—	(14)
Proceeds from exercise of stock options	2,054	—	—	—	2,054
Purchases of treasury stock	(591)	—	—	—	(591)
Net cash provided by financing activities	1,449	641	—	—	2,090

Net increase (decrease) in cash and cash equivalents	(1,170)	69	32	—	(1,069)

Cash and cash equivalents at beginning of period	52,407	157	46	—	52,610

Cash and cash equivalents at end of period	$51,237	$226	$78	$—	$51,541

ITEM 2.                             Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is a leading provider of correctional, treatment and educational services outsourced by federal, state and local governmental agencies.  The Company provides a diversified portfolio of services for adults and juveniles through its three operating divisions: (1) adult secure institutional services, (2) juvenile justice, educational and treatment services; and (3) adult community-based corrections and treatment services.  At June 30, 2004, the Company operated 66 facilities in 15 states and the District of Columbia.  Additionally, the Company had five facilities under development, construction or renovation, including one facility in an additional state.  As of June 30, 2004, total available residential service capacity was 13,530 including capacity for 2,726 individuals that will be available upon completion of construction or renovation of residential facilities, and total available non-residential service capacity was 4,090.  The following table sets forth for the periods indicated total residential service capacity and contracted beds in operation at the end of the periods shown, average occupancy percentages and total non-residential service capacity.

	June 30, 2004	June 30, 2003
Residential
Service capacity (1)	13,530	12,378
Contracted beds in operation (end of period) (2)	10,410	9,492
Average contract occupancy based on contracted beds in operation (3) (4)	100.9%	99.9%
Average contract occupancy excluding start-up operations (3) (4)	101.2%	100.0%
Non-Residential
Service capacity (5)	4,090	4,136

(1)          Residential service capacity is comprised of the number of beds currently available for service or available upon the completion of construction or renovation of residential facilities.

(2)          At certain residential facilities, the contracted capacity is lower than the facility’s service capacity.  The Company could increase a facility’s contracted capacity by obtaining additional contracts or by renegotiating existing contracts to increase the number of beds covered.  However, there is no guarantee that the Company will be able to obtain contracts that provide occupancy levels at a facility’s service capacity or that current contracted capacities can be maintained in future periods.

(3)          Occupancy percentages reflect less than normalized occupancy during the start-up phase of any applicable facility, resulting in a lower average occupancy in periods when the Company has substantial start-up activities.

(4)          Average contract occupancy percentages are calculated based on actual occupancy for the period as a percentage of the contracted capacity for residential facilities in operation.  These percentages do not reflect the operations of non-residential community-based programs.  At certain residential facilities, our contracted capacity is lower than the facility’s service capacity.  Additionally, certain facilities have and are currently operating above the Company’s contracted capacity.  As a result, average contract occupancy percentages can exceed 100% if the average actual occupancy exceeded contracted capacity.

(5)          Service capacity for non-residential programs is based on either contractual terms or the Company’s estimate of the number of clients to be served.  These estimates are updated by the Company at least annually based on the program’s budget and other factors.

The Company derives substantially all its revenues from providing adult corrections and treatment and juvenile justice, educational and treatment services outsourced by federal, state and local governmental agencies in the United States.  Revenues for the Company’s services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis or on a cost-plus reimbursement basis.  For the three months ended June 30, 2004, the Company’s revenue base consisted of 73.0% for services provided under per diem contracts, 9.2% for services provided under take-or-pay and management contracts, 9.6% for services provided under cost-plus reimbursement contracts, 6.4% for services provided under fee-for-service contracts and 1.8% from other miscellaneous sources.  For the six months ended June 30, 2004, the Company’s revenue base consisted of 72.8% for services provided under per diem contracts, 9.2% for services provided under take-or-pay and management contracts, 9.8% for services provided under cost-plus reimbursement contract, 6.4% for services provided under fee-for-services contracts and 1.8% from other miscellaneous sources.  These percentages are generally consistent with comparable statistics for the three and six

months ended June 30, 2003.   Revenues can fluctuate from period to period due to changes in government funding policies, changes in the number of clients referred to the Company’s facilities by governmental agencies and the services to be provided, the opening of new facilities or the expansion of existing facilities and the termination of contracts for a facility or the closure of a facility.

The Company’s contracts generally have terms of one to three years, contain multiple renewal options exercisable at the option of the contracting government agency, and contain inflation-based rate adjustment provisions.

Revenues for the Company’s adult secure institutional services division are primarily generated from per diem, take-or-pay and management contracts.  For the three months ended June 30, 2004 and 2003, the Company realized average per diem rates for its adult secure institutional services division of approximately $49.37 and $47.97, respectively.  The increase in the average per diem rate in 2004 is due primarily to per diem rate increases at the Big Spring Correctional Center in June 2003 and mid-March 2004 offset, in part, by a 5% per diem rate reduction at the D. Ray James Prison in the second half of 2003 (the Company mitigated a portion of this rate reduction by negotiating reductions in the level of services provided).  Additionally, the average per diem rate for the three months ended June 30, 2004 was unfavorably affected by a change to the management agreement for the Donald D. Wyatt Detention Center whereby the Company receives a fixed fee for a certain occupancy level and a lower per diem rate for occupancy in excess of the fixed fee occupancy.  Due to an increase in occupancy at this facility in the three months ended June 30, 2004, the average per diem rate was lower than in the same period of 2004.  For the six months ended June 30, 2004 and 2003, the Company realized average per diem rates of approximately $48.70 and $48.18, respectively.  In the past year, the Company has experienced increasing pressure from contracting governmental agencies to limit or even reduce per diem rates.  Many of these governmental entities are under severe budget pressures and it is possible more governmental agencies may approach the Company about per diem rate concessions.  Decreases in, or the lack of anticipated increases in, per diem rates could adversely effect our current estimate of adult secure institutional services division revenues for the year ending December 31, 2004.

Revenues for the Company’s juvenile justice, educational and treatment services division are primarily generated from per diem, fee-for-service and cost-plus reimbursement contracts.  For the three months ended June 30, 2004 and 2003, the Company realized average per diem rates on its residential juvenile facilities of approximately $158.85 and $160.25, respectively.  The decrease in the average per diem rate in the 2004 period is due primarily to (1) the termination of the Santa Fe County Youth Development Program in January 2004, (2) a reduction in the per diem rate at the Salt Lake Valley Detention Center and (3) a decrease in the per diem rates at certain juvenile facilities in Illinois.  The decrease was offset, in part, by the per diem rate for the Texas Adolescent Center.  For the six months ended June 30, 2004 and 2003, the Company realized average per diem rates of approximately $160.23 and $161.43, respectively.  For the three months ended June 30, 2004 and 2003, the Company realized average fee-for-service rates on its non-residential community-based juvenile facilities and programs, including rates that are limited by Medicaid and other private insurance providers, of approximately $26.66 and $26.70, respectively.   For the six months ended June 30, 2004 and 2003, the Company realized average fee-for-service rates of approximately $27.02 and $26.99, respectively.  The majority of the Company’s juvenile services contracts renew annually.

Revenues for the Company’s adult community-based corrections and treatment services division are primarily generated from per diem and fee-for-service contracts.  For the three months ended June 30, 2004 and 2003, the Company realized average per diem rates for its residential adult community-based facilities of approximately $63.26 and $58.81, respectively.  For the six months ended June 30, 2004 and 2003, the Company realized average per diem rates of $60.93 and $58.71, respectively.  The increase in the average per diem rate in the 2004 period is due primarily to rate increases in the latter half of 2003 at certain residential facilities as a result of contract renewals.  For the three months ended June 30, 2004 and 2003, the Company realized average fee-for-service rates on its non-residential adult community-based programs of approximately $8.84 and $9.26, respectively.  For the six months ended June 30, 2004 and 2003, the Company realized average fee-for-service rates of approximately $8.97 and $9.14, respectively.  The decreasein the average fee-for-service rates in 2004 is due to changes in the mix of services provided by the Company’s various non-residential adult community-based programs.

Factors the Company considers in determining billing rates to charge include (1) the programs specified by the contract and the related staffing levels, (2) wage levels customary in the respective geographic areas, (3) whether the proposed facility is to be leased or purchased and (4) the anticipated average occupancy levels that management believes can reasonably be maintained.

The Company has historically experienced higher operating margins in its adult secure institutional services and adult community-based corrections and treatment services divisions as compared to the juvenile justice, educational and treatment services division.  Additionally, the Company’s operating margins within a division can vary from facility to facility based on a number of factors including, but not limited, to staffing costs, whether the Company manages a facility or whether the Company owns or leases the facility, the level of competition for the contract award, the occupancy levels for the facility and the level of capital commitment required to operate the facility.  In contrast to take-or-pay contracts, per diem contracts are based on a net rate per day times population and, as a result, are sensitive to occupancy levels.  A decline in occupancy of certain juvenile facilities can have a more significant impact on operating results than the adult secure institutional division due to higher per diem rates at certain juvenile facilities.  The Company has experienced and expects to continue to experience interim period operating margin fluctuations due to the number of calendar days in the period, higher payroll taxes in the first half of the year, and salary and wage increases and insurance cost increases that are incurred prior to certain contract rate increases.  Additionally,  a decrease in per diem rates without a corresponding decrease in operating expenses could adversely affect the Company’s operating margin.

The Company is responsible for all facility operating costs, except for certain debt service and interest or lease payments for facilities where the Company has a management contract only.  For facilities that the Company has a management contract only, the facility owner is responsible for all debt service and interest or lease payments related to the facility. As a result, these types of projects allow the Company to grow its operations with comparatively lower capital outlay.  The Company is responsible for all other operating expenses at these facilities.  The Company operated 11 and 10 facilities under management contracts at June 30, 2004 and 2003, respectively.

A majority of the Company’s facility operating costs consist of fixed costs.  These fixed costs include lease expense, insurance, utilities and depreciation.  As a result, when the Company commences operation of new or expanded facilities, fixed operating costs increase.  The amount of the Company’s variable operating costs, including food, medical services, supplies and clothing, depends on the occupancy levels at the facilities operated by the Company.  The Company’s largest single operating cost, facility payroll expense and related employment taxes and costs, has both a fixed and a variable component.  The Company can adjust a facility’s staffing levels and the related payroll expense to a certain extent based on occupancy at a facility, however a minimum fixed number of employees is required to operate and maintain any facility, regardless of occupancy levels.  Personnel costs are subject to increases in tightening labor markets based on local economic and other conditions.

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

The Company anticipates incurring pre-opening and start-up costs of approximately $5.5 million, net of start-up revenue, in the year ending December 31, 2004 for the pre-opening and start-up activities of the Jos-Arz Residential Treatment Center, the Southern Peaks Regional Treatment Center, the Regional Correctional Center in New Mexico, the Plankinton Regional Treatment Center, the Plankinton Regional Detention Center, the Moshannon Valley Correctional Center, the Walnut Grove Youth Correctional Facility and the Las Vegas Center.  Unforeseen construction or renovation delays, occupancy levels below management’s current estimates, or additional development projects not included within current estimates, could affect the Company’s projected pre-opening and start-up costs.

Management expects an increase of approximately $0.2 million in amortization expense in the year ending December 31, 2004 due to the amortization of two non-compete agreements resulting from the acquisition of the Jos-Arz Residential Treatment Center management contract in June 2003 and the Walnut Grove Youth Correctional Facility management contract in June 2004.

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

Working capital requirements generally increase immediately prior to the Company’s commencing operation of a new facility or upon the expansion of an existing facility as the Company incurs pre-opening and start-up costs and purchases necessary equipment and supplies.

General and administrative expenses consist primarily of costs for the Company’s corporate and administrative personnel who provide senior management, legal, finance, accounting, human resources, payroll and information systems, costs of business development and outside professional and consulting fees.

Management Overview

Demand. The Company’s business is driven generally by demand for incarceration or treatment services, and specifically by demand for private incarceration or treatment services, within its three primary business segments: adult secure institutional services; juvenile justice, educational and treatment services; and adult community-based corrections and treatment services.  The demand for adult and juvenile corrections and treatment services has generally increased at a steady rate over the past ten years, largely as a result of increasingly long sentences and/or mandatory sentences for criminals, increasing demand for incarceration of illegal aliens and a public recognition of the need to provide services to juveniles that will improve the possibility that they will lead productive lives.  Growth within our three business segments has not, on a capacity basis, increased as rapidly as the increase in overall demand for correctional services.  Recent suggestions by social commentators and various political or governmental representatives suggest that community-based corrections of adults may be emphasized in the future as alternatives to traditional incarceration which has historically had higher margins.  Among other things, the Company’s management monitors federal, state and industry statistics relative to trends in prison populations, juvenile justice statistics and initiatives, and developments in alternatives to traditional incarceration or detention of adults.

The federal government increasingly is turning to private providers for the incarceration of adults, whether they are serving prison sentences, detained as illegal aliens, detained in anticipation of pending judicial administration or transitioning from prison to society.   The Bureau of Justice Statistics reports that privately operated facilities housed approximately 5.7% of state offenders and 12.5% of federal offenders as of June 30, 2003, an increase from of 5.5% and 2.8%, respectively, as of December 31, 1999. The primary federal agencies which use private providers are the Federal Bureau of Prisons (BOP), The Bureau of Immigration, Customs and Enforcement, and the U.S. Marshals Service.  The Company provides adult-secure and adult community-based services to the federal government.  Most of the federal involvement in juvenile administration in the federal system is handled through Medicare and Medicaid assistance to state governments. Although there are circumstances in which the Company may contract with a federal agency on a sole source basis, the primary means by which the Company secures a contract with a federal agency is via a Request for Proposal (RFP) bidding process.  From time to time, the Company contracts to provide management services to a local government, which then bids on a federal contract.

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

Private juvenile and community-based programs are much more widely accepted and utilized by states and local governmental units than adult secure facilities.  Many private providers are organized on a not-for-profit basis, but there are a number of large, for-profit providers, such as the Company, of juvenile and community-based programs.  The Company’s management monitors opportunities in these segments via its corporate and regional development officials.  Many of these opportunities are not published in any manner and, accordingly, the Company believes that taking initiative at the state and local level is key in developing sole source opportunities, which have become a focus of the Company.

Performance. Management tracks a number of factors as it monitors the Company’s financial performance.  Chief among them are:

•                  capacity (the number of beds within each business segment’s facilities);

•                  occupancy (utilization);

•                  per diem reimbursement rates; and

•                  operating expenses.

The Company’s profitability is primarily impacted by the number and size of the facilities owned or leased by the Company and the facilities which are not owned or leased by the Company, but which are managed by the Company on behalf of a third party owner or lessee.  Management views capacity primarily as a measure of its development efforts, which may increase capacity by adding new projects or adding to existing projects.  The Company has a number of projects in development which it expects to be placed into service in 2004 and 2005.  As part of measuring its development efforts, management assesses (a) whether a given development project was brought into service in accordance with management’s expectation as to time and expense; and (b) the number of projects in development at the relevant point in time.  In addition to the focus on new projects, capacity will reflect management’s success in renewing and maintaining existing contracts and facilities.  Recently, we have been confronted with the possibility that state or local budgetary limitations may cause the contractual commitment at a given facility to be reduced or even eliminated, which would require us to secure an alternate customer for the facility or close the facility.

Management looks at occupancy to assess the efficacy of both its efforts to market its facilities and its efforts to retain existing customers or contracts.  Because revenue varies directly with occupancy, occupancy is a driver of the Company’s revenues.  For the three and six months ended June 30, 2004, 4.5% and 4.6%, respectively, of the Company’s revenues were derived from contracts that were “take-or-pay,” meaning that the agency making use of the facility is obligated to pay for beds even if they are not used.  Historically, the Company’s occupancy has been very high and management is mindful of the need to maintain high occupancy levels.  As new development projects are brought into service, occupancy percentages may decline until the projects reach full utilization.  Where the Company has commitments for utilization before the commencement of operations, occupancy reflects the speed at which the Company achieves full service/implementation. However, the Company often undertakes development projects without written commitments to make use of a facility. In these instances, the Company has performed its own assessment, based on conversations with local government representatives and other factors, of the demand for services at the facility.  There can be no assurance that the Company will recover its investment in these cases.  The Company plans to monitor occupancy in order to measure the accuracy of management’s estimation of the demand for the services of these facilities.

Per diem reimbursement rates are also a key driver of the Company’s gross revenue and operating margin since revenues from per diem contracts represent a majority of our revenues (73.0% and 72.8% during the three and six months ended June 30, 2004, respectively).  Per diem rates are a function of negotiation between the Company and a governmental unit at the inception of a contract or through the RFP process.  Actual per diem rates vary dramatically across the Company’s business segments, and within each business segment depending upon the particular service or program provided. Initial per diem rates often change during the term of a contract in accordance with a schedule.  The amount of the change can be a fixed amount set forth within the contract, an amount determined by formulas set forth within the contract or an amount determined by negotiations between the Company and the governmental entity. These negotiations are typically similar to the original per diem negotiation, including a review of the Company’s expenses and approval of an amount to compensate the Company for expenses and assure the Company the potential of an operating profit.  In recent years, as budgetary pressures on governmental units have increased, the Company has granted a few of its customers relief from formulaic increase provisions in their agreements and some of our customers have declined to include their appropriation legislation amounts that would increase the per diem rates payable to the Company. Such increases are often necessary for the Company to offset operating expense increases.  Although the Company has mitigated a portion of the impact of these developments by reducing services or obtaining commitments for increased volume, it has taken steps, primarily in the area of legislative and governmental monitoring and lobbying, in an effort to minimize these sorts of adverse developments in the future.  The Company plans to continue to monitor per diem rates as a measure of negotiation skill, customer service, management and maintenance, political and business astuteness.

Management continually monitors its operating expenses.  Foremost among these expenses are employee compensation and benefits, risk related expenses such as general liability, medical and workers’ compensation, client and inmate costs such as food, clothing and programming costs, financing costs and administrative overhead expenses. Increases or decreases in one or more of these items, such as the Company’s recent experience with rising insurance costs, can have a material effect on the Company’s performance.  Management is particularly monitoring the costs of complying with the Sarbanes-Oxley Act of 2002 in terms of fees paid to third parties, such as independent auditors and consultants, and internal administrative costs.   The Company spent approximately $331,000 and $496,000 in the three and six months ended June 30, 2004, respectively, for professional expenses incurred to comply with the requirements of the Sarbanes-Oxley Act.

Management of the Company recognizes that its operating margins are subject to pressure from a variety of factors, but most notably rising costs and governmental and agency budgetary constraints.  Management also believes that successful development of higher margins and low capital projects is key to mitigating such pressure.  The Company has several development projects committed and in various stages of completion. Until those projects are completed and brought into service, management will monitor operations and existing customer relationships to minimize start-up costs.

Recent Developments

Walnut Grove Youth Correctional Facility

In June 2004, the Company acquired a management agreement to operate a 976-bed secure youthful offender correctional facility in Walnut Grove, Mississippi, the Walnut Grove Youth Correctional Facility, from Tuscolameta Inc.  This facility houses 13-20 year-old males and provides academic and vocational training, along with drug and alcohol education and treatment.  Group and individual counseling and recreational opportunities are also provided. The underlying management agreement is with the Walnut Grove Correctional Authority, which holds a contract with the Mississippi Department of Corrections.  The management agreement has a remaining term of 2 ½ years with a renewal option for an additional two-year term at the option of the contracting parties.

The Company acquired the management contract and certain assets and liabilities for a total purchase price of $3.0 million, which was allocated as follows (in thousands):

Accounts receivable	$584
Contract value	2,405
Prepaid supplies	188
Fixed assets	271
Non-compete agreement	300
Accounts payable and accrued liabilities	(748)
Net assets	$3,000

The fair market value of the contract was determined based on discounted future cash flows.  The Company is amortizing the contract value of approximately $2.4 million over the remaining term of the management contract of 2 ½ years.  As of June 30, 2004, the Company had funded $2.9 million of the purchase price.  The remaining $0.1 million is expected to be funded in the third quarter of 2004.  Management currently estimates that the facility will contribute approximately $10.8 million in annualized revenues.

Southern Peaks Regional Treatment Center

On January 5, 2004, the Company initiated legal proceedings in the lawsuit styled Cornell Corrections of California, Inc. v. Longboat Global Advisors, LLC, et al., No.2004 CV79761 in the Superior Court of Fulton County, Georgia under theories of fraud, conversion, breach of contract and other theories to determine the location of and to recover funds previously deposited by the Company into what it believed to be an escrow account in connection with the development and construction of the Southern Peaks Regional Treatment Center. Of the funds previously deposited, approximately $5.4 million remains to be recovered.  The Company has obtained temporary restraining orders freezing any and all financial accounts of the construction lender, one of its principals and certain other defendants identified during discovery.  The frozen accounts include one of the construction lender’s bank accounts which contains approximately $0.4 million.

Construction of the Southern Peaks Regional Treatment Center was substantially completed in July 2004.  The Company purchased the property in June 2004 and has served as the construction supervisor in lieu of the developer and assumed the developer’s rights and obligations under the construction contract (except that the developer will remain as contractor for certain of the infrastructure serving the facility).  As of June 30, 2004, the Company had invested approximately $12.0 million in the property.  The Company began receiving clients in August 2004 and currently anticipates that the facility will be fully ramped up by year end.

Las Vegas Center

In June 2003, the BOP issued a RFP for the operation of a 65 bed adult community-based correctional center in Clark County, Nevada.  The Company submitted a proposal in September 2003 and received requests for clarifications to its proposal in January and February 2004. The Company purchased a building in January 2004 for approximately $1.3 million in anticipation of winning the contract award.  The Company was awarded the contract in July 2004 and is scheduled to assume the contract from the current operator in December 2004.  The initial contract is for two years with three one-year renewal options and will generate an estimated $1.3 million in annualized revenue. The population for the contract will consist of 10% adult females and 90% adult males.  The Company will operate this program from the building purchased in January 2004 which is being renovated at an estimated total cost of approximately $0.8 million.  The service capacity of the facility will be 100 beds after renovations.

Central California Treatment Center

In January 2004, the Company purchased a building in Los Angeles, California for approximately $2.5 million.  The Company anticipates renovation costs of approximately $2.0 million.  This new facility could provide services to 220 inmates in a work-furlough type program.  Although the Company does not currently have a contract for this facility, it believes that due to the growth of the inmate population, severe budget crisis and recent legal settlement requiring additional community services, this facility will fill a small part of the overall demand for such services in California.  The potential uses for the facility range from a “halfway back” program to a comprehensive drug and alcohol treatment program.

Baker Community Correctional Center

In April 2004, the Company purchased the Baker Community Correctional Center, which it previously leased, at a purchase price of approximately $2.0 million.  The Company’s current operating contract for this facility expired in June 2004.  The Company is still operating the facility and anticipates obtaining a new contract in the third quarter of 2004.  The state of California’s final approved state budget includes appropriations for the continued operation of the facility.  The Company anticipates receiving a contract renewal for the facility in the third quarter of 2004.

Plankinton Regional Detention Center

The Plankinton Regional Detention Center, a 40 bed juvenile justice center in South Dakota, was activated early in May 2004 and the Plankinton Regional Treatment Center was scheduled to open in August 2004.  Both facilities were expected to be fully ramped up by year end.  The Company based its plans to open and operate these facilities on a commitment from the appropriate state officials to create a special rate that would allow the Company to meet the needs of clients rejected by other providers in the state.  However, the Company has learned that it was awarded an initial per diem rate that, while as it is the highest rate in South Dakota, is insufficient to support the level of care and treatment required for the center’s clients.  The state is currently in the middle of a rate-setting process that will take approximately six months.  While the Company intends to pursue this project through the delay, it is not willing to open the programs without sufficient resources or to operate at a loss, and has decided to delay the opening of the Regional Treatment Center and to temporarily suspend operations at the Regional Detention Center.

Recently Issued Accounting Standard

The FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R) which addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries.  A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest.  The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE.  The Company’s adoption of FIN 46R did not change the Company’s accounting for the 2001 Sale and Leaseback Transaction, which is consolidated for reporting purposes.  The Company has no other arrangements subject to the provisions of FIN 46R.

Results of Operations

The following table sets forth for the periods indicated the percentages of revenue represented by certain items in the Company’s historical consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	77.3	76.6	78.0	77.4
Pre-opening and start-up expenses	3.4	0.5	2.9	0.3
Depreciation and amortization	4.5	3.8	4.5	3.9
General and administrative expenses	8.0	7.0	7.0	6.5
Income from operations	6.8	12.1	7.6	11.9
Interest expense, net	6.0	6.7	6.4	6.7
Loss on extinguishment of debt	3.4	—	1.7	—
Income (loss) before provision (benefit) for Income taxes	(2.6)	5.4	(0.5)	5.2
Provision (benefit) for income taxes	(1.1)	2.2	(0.2)	2.2
Net income (loss)	(1.5)%	3.2%	(0.3)%	3.0%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

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

Revenues.  Revenues increased approximately $2.4 million, or 3.7%, to $70.0 million for the three months ended June 30, 2004, from $67.6 million for the three months ended June 30, 2003.

Adult Secure. Adult secure institutional services division revenues increased approximately $1.1 million, or 4.3%, to $26.7 million for the three months ended June 30, 2004 from $25.6 million for the three months ended June 30, 2003 due primarily to (1) a 32 bed expansion at the Big Spring Correctional Center completed in April 2003, (2) per diem rate increases for the Big Spring Correctional Center in June 2003 and mid-March 2004 and (3) increased occupancy at the Donald W. Wyatt Detention Center.   The increase in revenue due to the above was offset, in part, by a decrease in revenue of approximately $300,000 at the D. Ray James Prison due to a 5.0% reduction in the contracted per diem rate in the second half of 2003.

The Company’s adult secure institutional services division revenues are primarily generated from contracts with federal and state governmental agencies.  At June 30, 2004, the Company operated seven adult secure facilities with an aggregate service capacity of 5,917.  The remaining contract terms for these facilities range from one to seven years.

Average contract occupancy was 101.6% for the three months ended June 30, 2004 compared to 100.3% for three months ended June 30, 2003.  The average per diem rate was approximately $49.37 and $48.75 for the three months ended June 30, 2004 and 2003, respectively.  The increase in the average per diem rate was due primarily to the rate increases received at the Big Spring Correctional Center.  There were no revenues attributable to start-up operations for the three months ended June 30, 2004 and 2003.

Juvenile. Juvenile justice, educational and treatment services division revenues increased approximately $1.7 million, or 5.9%, to $31.2 million for the three months ended June 30, 2004 from $29.5 million for the three months ended June 30, 2003 due to (1) the opening of the Texas Adolescent Center in October 2003 which contributed revenue of approximately $1.5 million, (2) an increase in revenue of approximately $0.5 million as a result of increased occupancy at the Cornell Abraxas I (A-1) facility and (3) the acquisition of the Jos-Arz Residential Treatment Center management contract in June 2003 which contributed revenue of approximately $0.8 million.  This increase in revenue was offset, in part, by a decrease in revenue of approximately $1.0 million due to the Company’s termination of the Santa Fe County Youth Development Program contract effective January 28, 2004.  Additionally, the Company did not receive customary mid-year per diem rate increases at its juvenile facilities and programs in Pennsylvania in 2003.  The Company did receive mid-year per diem rate increases for these facilities and programs in July 2004.

At June 30, 2004 the Company operated 23 residential juvenile facilities and 15 non-residential community-based programs with an aggregate service capacity of 5,233.  The Company’s contracts for these facilities and programs are generally with state and local government agencies and renew annually.

Average contract occupancy for the three months ended June 30, 2004 was 95.6% compared to 91.1% for the three months ended June 30, 2003.  Excluding the occupancy and contract capacity for the start-up operations of the Jos-Arz Residential Treatment Center in 2003 and 2004, and the Plankinton Regional Detention Center in 2004, average contract occupancy was 98.0% and 92.0% for the three months ended June 30, 2004 and 2003, respectively.  Although the exclusion of the actual occupancy and contract capacity for start-up operations is a non-GAAP measure, management believes it is important to provide average contract occupancy rates excluding start-up operations so as to provide more comparable information with other periods.  The average per diem rate for the Company’s residential juvenile facilities was approximately $158.85 for the three months ended June 30, 2004 compared to $160.25 for the three months ended June 30, 2003.  The decrease in the average per diem rate in 2004 is due to (1) the termination of the Santa Fe County Youth Development Program in January 2004, (2) a reduction in the per diem rate at the Salt Lake Valley Detention Center and (3) a decrease in the per diem rates at certain juvenile facilities in Illinois.  The decrease was offset, in part, by the per diem rate for the Texas Adolescent Center which opened in October 2003.  The Company’s average fee-for-service rate for its non-residential juvenile community-based facilities and programs was approximately $26.66 for the three months ended June 30, 2004 compared to $26.70 for the three months ended June 30, 2003.

Revenues attributable to start-up operations were approximately $838,000 for the three months ended June 30, 2004 and were attributable to the start-up operations of the Jos-Arz Residential Treatment Center and the Plankinton Regional Detention Center.  Revenues attributable to start-up operations were approximately $54,000 for the three months ended June 30, 2003 and were attributable to the start-up operations of the Jos-Arz Residential Treatment Center.

Adult Community-Based. Adult community-based corrections and treatment services division revenues decreased approximately $0.4 million, or 3.3%, to $12.1 million for the three months ended June 30, 2004 from $12.5 million for the three months ended June 30, 2003 due to (1) a decrease in occupancy at the Dallas County Judicial Treatment Center, (2) termination of the Inglewood Men’s Center contract in June 2003 and (3) termination of the Santa Fe Electronic Monitoring Program in the first quarter of 2004.

Average contract occupancy was 103.3% for the three months ended June 30, 2004 compared to 109.7% for the three months ended June 30, 2003.  The average per diem rate for the Company’s residential adult community-based facilities was approximately $62.36 for the three months ended June 30, 2004 compared to $58.81 for the three months ended June 30, 2003.  The increase in the average per diem rate was due to rate increases obtained mid-year 2003.  The average fee-for-service rate for the Company’s non-residential adult community-based programs was $8.84 for the three months ended June 30, 2004 compared to $9.26 for the three months ended June 30, 2003.  The decrease in the average fee-for-service rate in 2004 is due to changes in the mix of services provided by the Company’s various non-residential adult community programs.

Operating Expenses. Operating expenses increased approximately $2.4 million, or 4.6%, to $54.1 million for the three months ended June 30, 2004 from $51.8 million for the three months ended June 30, 2003.

Adult Secure. Adult secure institutional services division operating expenses increased approximately $1.2 million, or 6.6%, to $19.2 million for the three months ended June 30, 2004 from $18.0 million for the three months ended June 30, 2003 due to increased occupancy at the Big Spring Correctional Center due to a 32 bed expansion completed in April 2003 and increased occupancy at the Donald D. Wyatt Detention Center.  Additionally, operating expenses for the Big Spring Correctional Center include a charge of approximately $190,000 pertaining to medical services reimbursement.

As a percentage of segment revenues, adult secure institutional services division operating expenses were 71.9% for the three months ended June 30, 2004 compared to 70.3% for the three months ended June 30, 2003.  The decrease in the 2004 margin is due to the medical services reimbursement charge discussed above as well as higher employee and insurance costs in the three months ended June 30, 2004 as compared to the same period of 2003.  The 2004 operating margin was favorably impacted by a reduction in rent expense due to the September 30, 2003 repurchase of furniture and equipment formerly leased under a sale and leaseback transaction in 1999.

Juvenile. Juvenile justice, educational and treatment services division operating expenses increased approximately $1.0 million, or 4.4%, to $25.6 million for the three months ended June 30, 2004 from $24.6 million for the three months ended June 30, 2003 due to (1) the opening of the Texas Adolescent Center in October 2003, (2) costs associated with the Plankinton Regional Detention Center, (3) an increase in the accounts receivable provision for certain programs and (4) increased expenses at the A-1 facility as result of the increase in occupancy.  The increase in operating expenses was offset, in part, by a decrease in expenses of approximately $1.3 million due to the Company’s termination of the Santa Fe County Youth Development Program in January 2004.

As a percentage of segment revenues, juvenile justice, educational and treatment services division operating expenses were 82.2% for the three months ended June 30, 2004 compared to 83.5% for three months ended June 30, 2003.  Excluding $0.8 million of revenue attributable to the start-up operations of the Jos-Arz Residential Treatment Center and the Plankinton Regional Detention Center in 2004, juvenile services division operating expenses were 84.5%.  The 2004 operating margin was unfavorably impacted by an increase in the provision for bad debts and increases in employee insurance and legal costs.  The 2004 operating margin was favorably impacted by a reduction to rent expense due to the September 2003 repurchase of furniture and equipment that was formerly leased under a sale and leaseback transaction in 1999.

Adult Community-Based. Adult community-based corrections and treatment services operating expenses decreased approximately $28,000, or 0.3%, to $9.4 million for the three months ended June 30, 2004 from $9.5 million for the three months ended June 30, 2003.  As a percentage of segment revenues, adult community-based corrections and treatment services division operating expenses were 77.9% for the three months ended June 30, 2004 compared to 75.6% for the three months ended June 30, 2003.  The 2004 operating margin was unfavorably impacted by an increase in employee insurance and legal costs and the decline in revenue for the three months ended June 2004 as compared to the 2003 period.  The 2004 operating margin was favorably impacted by a reduction in rent expense due the September 2003 repurchase of furniture and equipment that was formerly leased under a sale and leaseback transaction in 1999.

Pre-Opening and Start-up Expenses. Pre-opening and start-up expenses for the three months ended June 30, 2004 were approximately $2.4 million and related to the pre-opening and start-up activities of the Jos-Arz Residential Treatment Center, the Plankinton Regional Detention Center, the Regional Correctional Center in New Mexico and the Southern Peaks Regional Treatment Center.  Pre-opening and start-up expenses for the three months ended June 30, 2003 were approximately $306,000 and related to the pre-opening and start-up operations of the Jos-Arz Residential Treatment Center, the Regional Correctional Center and the Texas Adolescent Center.

Depreciation and Amortization. Depreciation and amortization was approximately $3.2 million for the three months ended June 30, 2004 compared to $2.6 million for the three months ended June 30, 2003.  The increase in depreciation and amortization expense was primarily due to depreciation resulting from the September 2003 repurchase of furniture and equipment formerly leased under a 1999 sale and leaseback transaction combined with depreciation expense on property and equipment purchases in the last half of 2003 and the first quarter of 2004.  Amortization of intangibles was approximately $270,000 and $220,000 for the three months ended June 30, 2004 and 2003, respectively. The increase in amortization expense for the three months ended June 30, 2004 is due to amortization expense resulting from the non-compete agreements entered into as part of the Jos-Arz Residential Treatment Center management contract acquisition in June 2003.

General and Administrative Expenses. General and administrative expenses increased approximately $884,000, or 18.7%, to $5.6 million for the three months ended June 30, 2004 from $4.7 million for the three months ended June 30, 2003.  The increase in general and administrative expenses is primarily due to increased professional and consulting expenses related to, among other things, Sarbanes-Oxley compliance and the Southern Peaks Regional Treatment Center litigation.  Additionally, there was an increase in certain insurance costs.  The increase was offset, in part, by a decrease in rent expense due to the September 2003 repurchase of furniture and equipment formerly leased under a sale and leaseback transaction in 1999.  Included in general and administrative expenses for the three months ended June 30, 2003 were costs of approximately $0.6 million for site acquisition costs and legal expenses primarily associated with the Company’s increased development activity and a charge related to the deferred compensation plan.

Interest. Interest expense, net of interest income, decreased to approximately $4.2 million for the three months ended June 30, 2004 from $4.5 million for the three months ended June 30, 2003 primarily due to capitalized interest for the three months ended June 30, 2004 of approximately $341,000 related to construction of the Southern Peaks Regional Treatment Center.  Total capitalized interest for the three months ended June 30, 2004 was approximately $524,000 and related to the construction of the Southern Peaks Regional Treatment Center and the Moshannon Valley Correctional Center.  Capitalized interest for the three months ended June 30, 2003 was approximately $198,000 and related to the Moshannon Valley Correctional Center.

Loss on Extinguishment of Debt. In June 2004, the Company recognized a loss on the extinguishment of debt of approximately $2.4 million related to the early retirement of the Synthetic Lease Investor Notes A and B and the Company’s revolving line of credit under the Amended 2000 Credit Facility.

Income Taxes. For the three months ended June 30, 2004 and 2003, the Company recognized a provision for income taxes at an estimated effective rate of 41.0%.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues. Revenues increased approximately $5.7 million, or 4.3%, to $139.3 million for the six months ended June 30, 2004 from $133.6 million for the six months ended June 30, 2003.

Adult Secure. Adult secure institutional services division revenues increased approximately $1.8 million, or 3.6%, to $52.5 million for the six months ended June 30, 2004 from $50.7 million for the six months ended June 30, 2003 due primarily to (1) an expansion at the Big Spring Correctional Center in 2003, (2) per diem rate increases at the Big Spring Correctional Center in June 2003 and mid-March 2004 and (3) increased occupancy at the Donald D. Wyatt Detention Center.  This increase in revenue was offset, in part, by a decrease in revenue of approximately $0.5 million at the D. Ray James Prison as a result of a 5% reduction in the per diem rate in the second half of 2003.

Average contract occupancy was 101.4% for the six months ended June 30, 2004 compared to 99.0% for the six months ended June 30, 2003.  The average per diem rate was approximately $48.70 and $48.18 for the six months ended June 30, 2004 and 2003, respectively.  There were no revenues attributable to start-up operations for the six months ended June 30, 2004 and 2003.

Juvenile. Juvenile justice, educational and treatment services division revenues increased approximately $4.3 million, or 7.4%, to $62.3 million for the six months ended June 30, 2004 from $58.0 million for the six months ended June 30, 2003 due to (1) the opening of the Texas Adolescent Center in October 2003 which contributed revenue of approximately $2.7 million, (2) the acquisition of the Jos-Arz Residential Treatment Center management contract in June 2003 which contributed revenue of approximately $1.3 million and (3) an increase in revenue of approximately $1.8 million due to improved occupancy at the A-1 facility and the Cornell Abraxas A-3 facility.  This increase in revenue was offset, in part, by a decrease in revenue of approximately $1.8 million due to the Company’s termination of the Santa Fe County Youth Development Program in January 2004.

Average contract occupancy was 93.9% for the six months ended June 30, 2004 compared to 91.8% for the six months ended June 30, 2003.  Excluding the start-up operations of the Jos-Arz Residential Treatment Center and the Plankinton Regional Detention Center in 2004 and the Jos-Arz Residential Treatment Center in 2003, average contract occupancy was 93.9% for the six months ended June 30, 2004 compared to 92.3% for the six months ended June 30, 2003.  Although the exclusion of actual occupancy and contract capacity for start-up operations is a non-GAAP measure, the Company believes it is important to provide average contract occupancy rates excluding start-up operations so as to provide more comparable information with other periods.  The average per diem rate for the Company’s residential juvenile facilities was approximately $160.23 and $161.43 for the six months ended June 30, 2004 and 2003, respectively.  The Company’s average fee-for-service rate for its non-residential juvenile community-based facilities and programs was approximately $27.02 and 26.99 for the six months ended June 30, 2004 and 2003.

Revenues attributable to start-up operations were approximately $1.4 million for the six months ended June 30, 2004 and were attributable to the start-up operations of the Jos-Arz Residential Treatment Center and the Plankinton Regional Detention Center.  Revenues attributable to start-up operations were approximately $54,000 for the six months ended June 30, 2003 and were attributable to the start-up operations of the Jos-Arz Residential Treatment Center.

Adult Community-Based. Adult community-based corrections and treatment services division revenues decreased approximately $0.4 million, or 1.6%, to $24.5 million for the six months ended June 30, 2004 from $24.9 million for the six months ended June 30, 2003 due primarily to (1) reduced occupancy at the Dallas County Judicial Treatment Center, (2) the Company’s termination of the Inglewood Men’s Center contract in June 2003 and (3) the Company’s termination of the Santa Fe Electronic Monitoring Program in January 2004.

Average contract occupancy was 105.9% for the six months ended June 30, 2004 compared to 109.7% for the six months ended June 30, 2003.  The average per diem rate for the Company’s residential adult community-based facilities was $60.93 and $58.71 for the six months ended June 30, 2004 and 2003, respectively.  The increase in the average per diem rate is due to rate increases obtained mid-year 2003.  The average fee-for-service rate for the Company’s non-residential adult community-based programs was $8.97 and $9.14 for the six months ended June 30, 2004 and 2003, respectively.  The decrease in the average fee-for-service rate is due to changes in the mix of services provided by the Company.  There were no revenues attributable to start-up operations for the six months ended June 30, 2004 and 2003.

Operating Expenses. Operating expenses increased approximately $5.2 million, or 5.0%, to $108.6 million for the six months ended June 30, 2004 from $103.5 million for the six months ended June 30, 2003.

Adult Secure. Adult secure institutional services division operating expenses increased approximately $2.5 million, or 7.0%, to $37.8 million for the six months ended June 30, 2004 from $35.3 million for the six months ended June 30, 2003 due primarily to increased occupancy at the Big Spring Correctional Center and the Donald D. Wyatt Detention Center. Additionally, operating expenses for the Big Spring Correctional Center include a charge of approximately $190,000 pertaining to medical services reimbursement.

As a percentage of segment revenues, adult secure institutional services division operating expenses were 72.1% for the six months ended June 30, 2004 compared to 69.8% for the six months ended June 30, 2003.  The decrease in the 2004 margin is due to the medical services reimbursement charge discussed above as well as higher employee and insurance costs in the six months ended June 30, 2004.  The decrease in the 2004 operating margin was offset, in part, by a reduction in rent expense due to the September 2003 repurchase of furniture and equipment that was formerly leased under a sale and leaseback transaction in 1999.

Juvenile. Juvenile justice, educational and treatment services division operating expenses increased approximately $2.2 million, or 4.4%, to $51.7 million for the six months ended June 30, 2004 from $49.5 million for the six months ended June 30, 2003 due primarily to (1) the opening of the Texas Adolescent Center in October 2003, (2) increased expenses at the A-1 due to increased occupancy, (3) costs associated with the Plankinton Regional Detention Center, (4) an increase in the provision for bad debts for certain facilities and programs and (5) an increase in employee insurance and legal costs.  The increase due to the above was offset, in part, by a decrease in operating expenses of approximately $1.3 million due to the Company’s termination of the Santa Fe County Youth Development Program in January 2004.

As a percentage of segment revenues, division operating expenses were 82.9% for the six months ended June 30, 2004 compared to 85.4% for six months ended June 30, 2003.  Excluding $1.4 million of revenue attributable to the start-up operations of the Jos-Arz Residential Treatment Center and the Plankinton Regional Detention Center in 2004, juvenile services division operating expenses were 84.9% for the six months ended June 30, 2004.  The 2004 operating margin was unfavorably impacted by the increase in the accounts receivable reserve discussed above as well as higher employee insurance and legal costs in the six months ended June 30, 2004 as compared to 2003.  The decrease in the operating margin for 2004 was offset, in part, by a reduction in rent expense due to the September 2003 repurchase of furniture and equipment that was formerly leased under a sale and leaseback transaction in 1999.

Adult Community-Based. Adult community-based corrections and treatment services division operating expenses were approximately $19.2 million for the six months ended June 30, 2004 and 2003.

As a percentage of segment revenues, adult community-based corrections and treatment services division operating expenses were 78.3% for the six months ended June 30, 2004 compared to 76.8% for the six months ended June 30, 2003.  The decline in the 2004 operating margin was due an increase in employee insurance and legal costs coupled with the decrease in revenue for the six months ended June 30, 2004.  The decrease in the 2004 operating margin was offset, in part, by a reduction in rent expense due to the September 2003 repurchase of furniture and equipment that was formerly leased under a sale and leaseback transaction in 1999.

Pre-Opening and Start-up Expenses. Pre-opening and start-up expenses for the six months ended June 30, 2004 were approximately $4.0 million and were attributable to the pre-opening and start-up activities of the Regional Correctional Center in New Mexico, the Jos-Arz Residential Treatment Center, the Southern Peaks Regional Treatment Center and the Plankinton Regional Detention Center.  Pre-opening and start-up expenses for the six months ended June 30, 2003 were approximately $0.4 million and were attributable to the pre-opening and start-up operations of the Regional Correctional Center, the Jos-Arz Residential Treatment Center and the Texas Adolescent Center.

Depreciation and Amortization.  Depreciation and amortization was $6.3 million for the six months ended June 30, 2004 compared to $5.2 million for the six months ended June 30, 2003.  The increase in depreciation and amortization expense was primarily due to depreciation expense resulting from the September 2003 repurchase of furniture and equipment formerly leased under a 1999 sale and lease back transaction and depreciation expense on property and equipment purchases in the second half of 2003 and the six months ended June 30, 2004.  Amortization of intangibles was approximately $539,000 and $439,000 for the six months ended June 30, 2004 and 2003, respectively. The increase in amortization expense in the six months ended June 30, 2004 is due to amortization expense resulting from the non-compete agreements entered into as part of the Jos-Arz Residential Treatment Center management contract acquisition in June 2003.

General and Administrative Expenses. General and administrative expenses increased approximately $1.1 million, or 13.3%, to $9.8 million for the six months ended June 30, 2004 from $8.6 million for the six months ended June 30, 2003.  The increase in general and administrative expenses is primarily due to increased professional and consulting expenses related to, among other things, Sarbanes-Oxley compliance and the Southern Peaks Regional Treatment Center litigation.  Additionally, there was an increase in certain insurance costs.  The increase was offset, in part, by a decrease in rent expense due to the September 2003 repurchase of furniture and equipment formerly leased under a sale and leaseback transaction in 1999.  Included in the general and administrative expenses for the six months ended June 30, 2003 were costs of approximately $580,000 for site acquisition costs and legal expenses primarily associated with the Company’s increased development activity and a charge related to the deferred compensation plan.

Interest. Interest expense, net of interest income, decreased to $8.9 million for the six months ended June 30, 2004 from $9.0 million for the six months ended June 30, 2003.  Capitalized interest for the six months ended June 30, 2004 was approximately $0.7 million and related to the Moshannon Valley Correctional Center and the Southern Peaks Regional Treatment Center.  Capitalized interest for the six months ended June 30, 2003 was approximately $0.4 million and related to the Moshannon Valley Correctional Center.

Loss on Extinguishment of Debt. In June 2004, the Company recognized a loss on the extinguishment of debt of approximately $2.4 million related to the early retirement of the Synthetic Lease Investor Notes A and B and the Company’s revolving line of credit under the Amended 2000 Credit Facility.

Income Taxes. For the six months ended June 30, 2004 and 2003, the Company recognized a provision for income taxes at an estimated effective rate of 41.0%.

Liquidity and Capital Resources

General. The Company’s primary capital requirements for (1) purchases, construction or renovation of new facilities, (2) expansions of existing facilities, (3) working capital, (4) pre-opening and start-up costs related to new operating contracts, (5) acquisitions, (6) information systems hardware and software, and (7) furniture, fixtures and equipment.  Working capital requirements generally increase immediately prior to the Company commencing management of a new facility as the Company incurs start-up costs and purchases necessary equipment and supplies before facility management revenue is realized.

Cash Flows From Operating Activities. Cash provided by operations was approximately $7.9 million for the six months ended June 30, 2004 compared to approximately $8.8 million for the six months ended June 30, 2003.  The decrease is primarily attributable to the net loss for the six months ended June 30, 2004 and working capital changes.

Cash Flows From Investing Activities. Cash used in investing activities was approximately $23.7 million for the six months ended June 30, 2004 due primarily to capital expenditures of $20.6 million for the purchase and development of the Southern Peaks Regional Treatment Center, the purchase and renovations of the Las Vegas Center, the Baker Community Correctional Center and the Central California Treatment Center buildings, renovation of the Regional Correctional Center in New Mexico, renovations to the Plankinton Regional Detention Center, capitalized interest on the Moshannon Valley Correctional Center and the Southern Peaks Regional Treatment Center and various other facility improvements and/or expansions and information technology and software development costs.  Additionally, there were net payments to the restricted debt payment account of approximately $5.5 million.  Additionally, the Company received $5.0 million from its restricted escrow arrangement related to the Southern Peaks Regional Treatment Center.  Cash used in investing activities was approximately $12.0 million for the six months ended June 30, 2003 and included deposit payments to the restricted debt payment account, net of amounts withdrawn for debt service payments, of approximately $4.6 million and capital expenditures of approximately $6.4 million related to the purchase and renovation of the Texas Adolescent Center, various facility improvements and/or expansions, information technology and software development costs.  Additionally, the Company made a deposit of $1.0 million into an escrow account for a non-compete agreement related to the Jos-Arz Residential Treatment Center management contract.

Cash Flows From Financing Activities. Cash provided by financing activities was approximately $51.9 million for the six months ended June 30, 2004 due primarily to cash proceeds of $110.5 million from the issuance of the Senior Notes in June 2004 offset by net repayments on the Company’s revolving line of credit of $2.0 million and the repayment of the Synthetic Lease Investor Notes A and B of $52.5 million.  Additionally, the Company made payment of approximately $5.0 million related to the issuance of the Senior Notes and the Company’s new revolving line of credit.  Cash provided by financing activities was approximately $2.1 million for the six months ended June 30, 2003 due primarily to proceeds from stock option exercises of approximately $2.1 million and proceeds from borrowings on the Company’s Synthetic Lease Facility of approximately $0.6 million offset, in part, by purchases of approximately $0.6 million of treasury shares.

Treasury Stock/Repurchases. The Company repurchased in the open market 10,000 shares of its common stock for approximately $0.1 million in the six months ended June 30, 2004.  There were no repurchases in three months ended June 30, 2004.

Long-Term Credit Facilities. The Company’s 2000 Credit Facility, as amended, provided for borrowings of up to $45.0 million under a revolving line of credit.  The commitment amount was reduced by $1.6 million quarterly beginning in July 2002 and by outstanding letters of credit.  The amended 2000 Credit Facility bore interest,  at the election of the Company, at either the prime rate plus a margin of 2.0%, or a rate which was 3.0% above the applicable LIBOR rate.  Additionally, the amended 2000 Credit Facility provided the Company with the ability to enter into synthetic lease agreements for the acquisition or development of operating facilities.  This synthetic lease financing arrangement provided for funding to the lessor under the operating leases of up to $100.0 million.

Effective June 24, 2004, the Company entered into a revolving credit facility (the “2004 Credit Facility”) by and among the Company and certain lenders to fund working capital for acquisitions, to refinance existing debt, to fund capital expenditures and other general corporate purposes. The 2004 Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit, and is reduced by outstanding letters of credit.  The available commitment under the 2004 Credit Facility was approximately $53.5 million at June 30, 2004.  The Company had outstanding letters of credit of approximately $6.5 million at June 30, 2004.  Subject to certain requirements, the Company has the right to increase the aggregate commitments under the 2004 Credit Facility to an aggregate amount of up to $100.0 million.  The

2004 Credit Facility matures in June 2008 and bears interest, at the election of the Company and, depending on the Company’s total leverage ratio, at either the prime rate plus a margin ranging from 0.75% to 2.00%, or a rate which ranges from 2.25% to 3.50% above the applicable LIBOR rate.

The 2004 Credit Facility is collateralized by substantially all of the Company’s assets, including the stock of all of the Company’s subsidiaries.  The 2004 Credit Facility is not secured by the assets of MCF.  The 2004 Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants.

On June 24, 2004, the Company issued $112.0 million in principal of 10.75% Senior Notes (the “Senior Notes”) due July 1, 2012.  The Senior Notes are unsecured senior indebtedness and are guaranteed by all of the Company’s existing and future subsidiaries (collectively, the “Guarantors”).  The Senior Notes are not guaranteed by MCF.  As of June 30, 2004, all subsidiaries were Guarantors of the Senior Notes.  Interest on the Senior Notes accrued as of June 24, 2004 and is payable semi-annually on January 1 and July 1 of each year, commencing January 1, 2005.  On or after July 1, 2008, the Company may redeem all or a portion of the Senior Notes at the redemption prices (expressed as a percentage of the principal amount) listed below, plus accrued and unpaid interest, if any, on the Senior Notes redeemed, to the applicable date of redemption, if redeemed during the 12-month period commencing on July 1 of the years indicated below:

Year	Percentages

2008	105.375%
2009	102.688%
2010 and thereafter	100.000%

Any time prior to July 1, 2007, the Company may redeem up to 35% of the original aggregate principal amount of the Senior Notes at a redemption price of 110.75% of the principal amount thereof with the net cash of public offerings of equity, provided that at least 65% of the original aggregate principal amount of the Senior Notes remains outstanding after the redemption and other conditions are met.  Upon the occurrence of specified change of control events, unless the Company has exercised its option to redeem all the Senior Notes as described above, each holder will have the right to require the Company to repurchase all or a portion of such holder’s Senior Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, on the Senior Notes repurchased, to the applicable date of purchase.  The Senior Notes were issued under an indenture (the “Indenture”) which limits the ability of the Company and the Guarantors to, among other things, incur additional indebtedness, pay dividends or make other distributions, make other restricted payments and investments, create liens, incur restrictions on the ability of the Guarantors to pay dividends or other payments to the Company, enter into transactions with affiliates, and engage in mergers, consolidations and certain sales of assets.

The net proceeds from the sale of the Senior Notes was approximately $107.2 million, which was used to repay and refinance existing indebtedness under the Company’s previously existing 2000 Credit Facility and synthetic lease obligations as of June 24, 2004.  The Company recognized a charge of approximately $2.4 million related to the write-off of unamortized deferred financing costs and the charges related to the extinguishment of the synthetic lease obligations.

In conjunction with the issuance of the Senior Notes, the Company entered into an interest rate swap transaction with a financial institution to hedge the Company’s exposure to changes in the fair value on $84 million of its Senior Notes.  The purpose of this transaction was to convert future interest due on $84 million of the Senior Notes to a lower variable rate in an attempt to realize savings on the Company’s future interest payments.  The terms of the interest rate swap contract and the underlying debt instrument are identical.  The Company has designated the swap agreement as a fair value hedge.  The swap has a notional amount of $84.0 million and matures in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, the Company pays on a semi-annual basis (each July 1 and January 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receives a fixed-rate interest of 10 ¾%.  During the second quarter of 2004, the Company recorded interest savings related to this interest rate swap of $0.05 million, which served to reduce interest expense.  The $0.4 million fair value of this derivative instrument is included in other long-term liabilities as of June 30, 2004.  The carrying value of the Company’s Senior Notes was decreased by the same amount.

Contractual Uncertainties Related to Certain Facilities

Regional Correctional Center. In January 2003, the Company executed a five-year lease for the Regional Correctional Center in Albuquerque, New Mexico.  This 970 bed facility consists of two units, the 528 bed South Tower and the 442 bed North Tower.  The Company renovated the South Tower and opened the 528 bed unit in July 2004.  The Company began renovating the North Tower in August 2004 and anticipates opening the 442 bed unit in the fourth quarter of 2004.  Management currently anticipates that the facility will reach full capacity of 970 beds by the second quarter of 2005.  As of June 30, 2004, the Company had spent approximately $4.3 million on renovations and anticipates spending an additional $3.7 million to complete renovations of the North Tower.  For the three and six months ended June 30, 2004, the Company incurred pre-opening and start-up expenses of approximately $514,000 and $670,000, respectively, related to this project.  However, there can be no assurance that the Company will develop enough volume at the facility to assure its profitability.  The lease for the facility requires monthly rental payments of approximately $113,000 for the first two years and $130,000 for the last three years of the lease.  Depending on the ultimate services to be provided and the timing of occupancy ramp-up, management expects this facility will incur additional pre-opening and start-up costs of approximately $1.4 million in the year ending December 31, 2004.

Southern Peaks Regional Treatment Center. On January 5, 2004, the Company initiated legal proceedings in the lawsuit styled Cornell Corrections of California, Inc. v. Longboat Global Advisors, LLC, et al., No.2004 CV79761 in the Superior Court of Fulton County, Georgia under theories of fraud, conversion, breach of contract and other theories to determine the location of and to recover funds previously deposited by the Company into what it believed to be an escrow account in connection with the development and construction of the Southern Peaks Regional Treatment Center. Of the funds previously deposited, approximately $5.4 million remains to be recovered.  The Company has obtained temporary restraining orders freezing any and all financial accounts of the construction lender, one of its principals and certain other defendants identified during discovery.  The frozen accounts include one of the construction lender’s bank accounts which contains approximately $0.4 million.

Construction of the Southern Peaks Regional Treatment Center was substantially completed in July 2004.  The Company purchased the property in June 2004 and has served as the construction supervisor in lieu of the developer and assumed the developer’s rights and obligations under the construction contract (except that the developer will remain as contractor for certain of the infrastructure serving the facility).  As of June 30, 2004, the Company had invested approximately $12.0 million in the property.  The Company began receiving clients in August 2004.  The Company currently anticipates that the facility will be fully ramped up by year end.

Plankinton Regional Detention Center. The Plankinton Regional Detention Center, a 40 bed juvenile justice center in South Dakota, was activated early in May 2004 and the Plankinton Regional Treatment Center was scheduled to open in August 2004.  Both facilities were expected to be fully ramped up by year end.  The Company based its plans to open and operate these facilities on a commitment from the appropriate state officials to create a special rate that would allow the Company to meet the needs of clients rejected by other providers in the state.  However, the Company learned it was awarded an initial rate that, while it is the highest rate in South Dakota, is insufficient to support the level of care and treatment required for the center’s clients.  The state is currently in a rate-setting process that will take approximately six months.  While the Company intends to pursue this project through the delay, it is not willing to open the program without sufficient resources or to operate at a loss, and has decided to delay the opening of the Regional Treatment Center and to temporarily suspend operations at the Detention Center.

New Morgan Academy. The Company closed the New Morgan Academy in the fourth quarter of 2002 and is currently considering several options ranging from the utilization of the facility for another type of program or the sale or lease of the facility.  As of June 30, 2004, management is focusing its efforts on reactivating the facility.  The primary use currently under consideration is using the facility to house illegal non-criminal and low-security adult detainees.  Management is discussing these opportunities with the Bureau of Immigration and Customs Enforcement (ICE), which has indicated a level of interest, but the parties have not progressed to the contract phase.  There can be no assurance that the Company will be successful in securing a contract with ICE.  Before the Company can house adult detainees, the Company will need to obtain a change in the zoning of the Academy, which is currently zoned only for the housing of juveniles.  Management of the Company believes that there is a market for the services the Company could provide at the facility at per diem rates that will support the recovery of the cost of the facility.  The Company will continue to evaluate any offers to buy or lease the facility.  The Company is maintaining a small staff to secure and maintain the facility.  The Company is incurring interest expense of approximately $140,000 per month related to the borrowings for the facility and depreciation expense of approximately $46,000 per month for the building.

The carrying value of the property and equipment at the New Morgan Academy was approximately $30.0 million at June 30, 2004.  As of June 30, 2004, management believes that, pursuant to the provisions of Statement of Financial Accounting Standard (SFAS) No. 144, an impairment allowance is not necessary.  However, management estimates that, were the Company to sell the facility, it is reasonably possible that the Company would not be able to fully recover the carrying value of its long-lived assets for this facility.

Moshannon Valley Correctional Center. In March 2003, the Company reached an agreement with the Commonwealth of Pennsylvania that resolved all outstanding administrative issues relative to the contract awarded to the Company by the Federal Bureau of Prisons (BOP) to operate the Moshannon Valley Correctional Center.  In October 2003, the Company received final approval from the BOP of a revised building design for the facility.  Construction plans have been completed for the new design and work is expected to begin in the third quarter of 2004.  In April 2004, the Company received notice of a draft supplemental environmental assessment indicating a population of 1,300 consisting of 1,000 low-security adult male offenders and 300 minimum-security adult female offenders.

As of June 30, 2004, the Company had incurred approximately $18.6 million for the design, construction and development costs and capitalized interest related to the Moshannon Valley Correctional Center facility.  The Company is in the process of submitting a claim to the BOP for reimbursement of costs related to the original construction efforts incurred beginning in 1999.  The Company estimates an additional capital investment of approximately $79.3 million to complete construction of the facility.  Management believes that existing cash and credit facilities will provide adequate funding for the construction of the Moshannon Valley Correctional Center.

According to the BOP contract, as amended, the Company is required to complete the construction of the facility by August 15, 2004.  The Company anticipates obtaining another long-term contract amendment from the BOP extending the construction deadline. In the event the Company is not able to negotiate a contract amendment with the BOP, then the BOP may have the right to assert that the Company has not completed construction of the facility within the time frame provided in the BOP contract, as amended. Management expects that the contract will be amended to address cost and construction timing matters resulting from the extended delay.  In the event that the BOP decides not to continue with the construction of the Moshannon Valley Correctional Center and terminates the contract, management believes that the Company has the right to and will recover its invested costs. In the event any portion of these costs are determined not to be recoverable upon contract termination by the BOP, such costs would be charged to expense.

Separate from a possible recovery in the event that the BOP terminates the Moshannon Valley Correctional Center contract, the Company is pursuing a claim for the reimbursement of a portion of its expenses incurred in connection with the issuance of the Stop-Work Order and the delay of the project (included among these expenses is approximately $1.4 million in accounts receivable for expenses incurred by the Company after the June 1999 issuance of the Stop –Work Order).  This reimbursement claim is independent of the amendment to the contract.  The Company is finalizing its claim with the BOP and expects to reach a resolution before the end of the third quarter of 2004.  The BOP has asserted that it is only responsible for reimbursing that portion of the investment lost due to the issuance of the Stop-Work Order.  Although the Company believes that the BOP will reimburse more than the $1.4 million in accounts receivable at June 30, 2004, it is uncertain how much the BOP will agree to pay in connection with the Company’s claim for reimbursement.  Any amounts not reimbursed by the BOP will be expensed by the Company.

Future Liquidity. Management believes that the Company’s cash and the cash flows generated from operations, together with the credit available under the 2004 Credit Facility, will provide sufficient liquidity to meet the Company’s committed capital and working capital requirements for currently awarded and future development contracts, including the construction of the Moshannon Valley Correctional Center. To the extent the Company’s cash and current financing arrangements do not provide sufficient financing to fund construction costs related to future adult secure institutional contract awards or significant facility expansions, the Company anticipates obtaining additional sources of financing to fund such activities.  However, there can be no assurance that such financing will be available or will be available on terms favorable to the Company.

Contractual Obligations and Commercial Commitments. The Company has assumed various financial obligations and commitments in the ordinary course of conducting its business.  The Company has contractual obligations requiring future cash payments under its existing contractual arrangements, such as management, consultative and non-competition agreements.

The Company maintains operating leases in the ordinary course of its business activities.  These leases include those for operating facilities, office space and office and operating equipment, and the terms of these agreements range from 2004 until 2075.  As of June 30, 2004, the Company’s total commitment under these operating leases was approximately $41.3 million.

The following table details the Company’s known future cash payments (on an undiscounted basis) related to various contractual obligations as of June 30, 2004 (in thousands):

	Payments Due by Period
	Total	2004	2005 - 2006	2007 - 2008	Thereafter

Contractual Obligations:
Long-term debt
• Cornell Companies, Inc.	$112,000	$—	$—	$—	$112,000
• Special Purpose Entities	183,000	8,300	18,700	21,900	134,100
Capital lease obligations
• Cornell Companies, Inc.	3	1	2	—	—

Operating leases	41,335	3,307	9,620	6,721	21,687
Consultative and non-competition agreements	930	210	720	—	—
Total contractual cash obligations	$337,268	$11,818	$29,042	$28,621	$267,787

The Company enters into letters of credit in the ordinary course of its operating and financing activities.  As of June 30, 2004, the Company had outstanding letters of credit of approximately $6.5 million related to insurance and other operating activities.  The following table details the Company’s letter of credit commitments as of June 30, 2004 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Commercial Commitments:
Standby letters of credit	$6,546	$6,546	$—	$—	$—

ITEM 3.                             Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, the Company is exposed to market risk, primarily from changes in interest rates.  The Company continually monitors exposure to market risk and develops appropriate strategies to manage this risk.  The Company is not exposed to any other significant market risks, including commodity price risk or foreign currency exchange risk from the use of derivative financial instruments.  In conjunction with the issuance of the Senior Notes, the Company entered into an interest rate swap of $84.0 million notional value related to the interest obligations under the Senior Notes converting them to a floating rate based on six-month LIBOR.

Interest Rate Exposure

The Company’s exposure to changes in interest rates primarily results from its long-term debt with both fixed and floating interest rates.  The debt on the Company’s consolidated financial statements with fixed interest rates consists of the 8.47% Bonds issued by MCF in August 2001 in connection with the 2001 Sale and Leaseback Transaction and approximately $28.0 million of the Senior Notes (not hedged by the interest rate swap entered into by the Company).  At June 30, 2004, 28.5% of the Company’s consolidated long-term debt ($84.0 million of debt outstanding on the Senior Notes issued in June 2004) was subject to variable interest rates.  The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $210,000 and $420,000 for the three and six months ended June 30, 2004.  At June 30, 2004, the fair value of the Company’s consolidated fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

Forward Looking Statement Disclaimer

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current plans and actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.  Important factors that could cause actual results to differ include, among others (1) the outcomes of pending putative class action shareholder and derivative lawsuits, and related insurance coverage, (2) the outcome of the pending SEC investigation of the Company, (3) the Company’s ability to win new contracts and to execute its growth strategy, (4) risks associated with acquisitions and the integration thereof (including the ability to achieve administrative and operating cost savings and anticipated synergies), (5) the timing and costs of the opening of new programs and facilities or the expansions of existing facilities, (6) the Company’s ability to negotiate contracts at those facilities for which it currently does not have an operating contract, (7) significant charges to expense of deferred costs associated with financing and other projects in development if management determines that one or more of such projects is unlikely to be successfully concluded, (8) results from alternative deployment or sale of facilities such as the new Morgan Academy or the inability to do so, (9) the Company’s ability to negotiate a contract amendment with the BOP related to the Moshannon Valley Correctional Center and the Company’s ability to resume construction of that facility, (10) changes in governmental policy and/or funding to discontinue or not renew existing arrangements, to eliminate or discourage the privatization of correctional, detention and pre-release services in the United States, or to eliminate rate increase, (11) the availability of financing on terms that are favorable to the Company, and (12) fluctuations in operating results because of occupancy levels and/or mix, competition (including competition from two competitors that are substantially larger than the Company), increases in cost of operations, fluctuations in interest rates and risks of operations.

ITEM 4.                             Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information disclosed in its annual and periodic reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the Company designed these disclosure controls and procedures to ensure that this information is accumulated and communicated to management, including the chief executive officer (CEO) and acting chief financial officer (CFO), to allow timely decisions regarding required disclosures. SEC rules require that the Company disclose the conclusions of its CEO and CFO about the effectiveness of the Company’s disclosure controls and procedures.

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

In connection with the evaluation described above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) during its fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II                           OTHER INFORMATION

ITEM 1.                             Legal Proceedings

Southern Peaks Regional Treatment Center

On January 5, 2004, the Company initiated legal proceedings in the lawsuit styled Cornell Corrections of California, Inc. v. Longboat Global Advisors, LLC, et al., No.2004 CV79761 in the Superior Court of Fulton County, Georgia under theories of fraud, conversion, breach of contract and other theories to determine the location of and to recover funds previously deposited by the Company into what it believed to be an escrow account in connection with the development of the Southern Peaks Regional Treatment Center. Of the funds previously deposited, approximately $5.4 million remains to be recovered. The Company has obtained temporary restraining orders freezing any and all financial accounts of the construction lender, one of its principals and certain other defendants identified during discovery.  The frozen accounts include one of the construction lender’s bank accounts which contains approximately $0.4 million.

ITEM 2.                             Changes in Securities and Use of Proceeds

None

ITEM 3.          Defaults Upon Senior Securities

None

ITEM 4.                             Submission of Matters to a Vote of Security Holders

On June 3, 2004, the Company held its 2004 Annual Meeting of Stockholders.  The matters voted on at the meeting and the results thereof are as follows:

Stockholders elected the persons listed below as directors whose terms expire at the 2005 Annual Meeting of Stockholders.  Results by nominee were:

	Voted For	Authority Withheld

Anthony R. Chase	9,925,160	2,322,901
Harry J. Phillips, Jr.	7,676,612	4,571,449
D. Stephen Slack	9,929,611	2,318,450
Tucker Taylor	9,929,560	2,318,501
Robert F. Vagt	9,929,231	2,318,830
Marcus A. Watts	7,921,094	4,326,967

Stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2004, with 12,141,359 shares voted for, 106,702 shares voted against and none abstained.

Stockholders approved an amendment to the 2000 Director’s Stock Plan to increase the number of shares available for issuance with 8,526,040 shares voted for, 2,273,258 shares voted against, 3,298 abstained and 1,445,465 shares not voted.

Stockholders approved an amendment to the Employee Stock Purchase Plan to increase the number of shares available for sale with 8,848,468 shares voted for, 1,953,934 shares voted against, 194 abstained and 1,445,465 shares not voted.

ITEM 5.                             Other Information

None

ITEM 6.                           Exhibits and Reports on Form 8-K

a.               Exhibits

4.1	Indenture dated as of June 24, 2004 among Cornell Companies, Inc., the Guarantors named therein and JPMorgan Chase Bank, as trustee (Exhibit 4.1 to our Form 8-K filed June 25, 2004).
4.2	Form of 10 3/4% Senior Notes due July 2012 (included in Exhibit 4.1 to our Form 8-K filed June 25, 2004).
10.1

Registration Rights Agreement dated as of June 24, 2004 among Cornell Companies, Inc., the Guarantors named therein and the Initial Purchasers named therein (Exhibit 10.1 to our Form 8-K filed June 25, 2004).

10.2

Credit Agreement dated as of June 24, 2004 among the Cornell Companies, Inc., as Borrower, such subsidiaries of the Borrower as named therein, JPMorgan Chase Bank, as Administrative Agent, and such other lenders as named therein (Exhibit 10.2 to our Form 8-K filed June 25, 2004).

10.3

Negative Pledge Agreement dated as of June 24, 2004 among Cornell Companies, Inc., as Borrower, such subsidiaries of the Borrower as named therein, as Pledgor(s) and JPMorgan Chase Bank, as Administrative Agent for a syndicate of lenders (Exhibit 10.3 to our Form 8-K filed June 25, 2004).

10.4

Guarantee dated as of June 24, 2004 by the subsidiaries of Cornell Companies, Inc. named therein and accepted and agreed by JPMorgan Chase Bank, as Administrative Agent for a syndicate of lenders (Exhibit 10.4 to our Form 8-K filed June 25, 2004).

*11.1	Computation of Per Share Earnings
*31.1	Section 302 Certification of Chief Executive Officer
*31.2	Section 302 Certification of Chief Financial Officer
*32.1	Section 906 Certification of Chief Executive Officer
*32.2	Section 906 Certification of Chief Financial Officer

* Filed herewith

b.              Reports on Form 8-K

The Company furnished a Current Report on Form 8-K dated May 6, 2004 reporting a press release announcing its financial results for the first quarter ended March 31, 2004.

The Company filed a Current Report on Form 8-K dated June 8, 2004 reporting a press release announcing its proposed private placement of Senior Notes.

The Company filed a Current Report on Form 8-K dated June 24, 2004 reporting a press release announcing its completed private placement of Senior Notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNELL COMPANIES, INC.

Date:	August 9, 2004	By:	/s/ Harry J. Phillips, Jr.
HARRY J. PHILLIPS, JR.
Executive Chairman, Chairman of the
Board and Director
(Principal Executive Officer)

Date:	August 9, 2004	By:	/s/ John R. Nieser
JOHN R. NIESER
Treasurer and Acting Chief Financial Officer
(Principal Financial Officer)