Form 10-Q
period 2004-09-30
CORNELL COMPANIES INC
filed 2004-11-09
CIK 1016152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Yes ☒  No ☐

At October 31, 2004 Registrant had outstanding 13,539,672 shares of its Common Stock.

PART I                               FINANCIAL INFORMATION

ITEM 1.                           Financial Statements

CORNELL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,878	$40,171
Accounts receivable - trade (net of allowance for doubtful accounts of $2,532 and $1,929, respectively)	49,955	52,772
Other receivables (net of allowance for doubtful accounts of $5,386)	4,086	4,715
Other restricted assets	13,112	22,185
Deferred tax asset	3,411	3,411
Prepaids and other	8,680	8,789
Total current assets	150,122	132,043
PROPERTY AND EQUIPMENT, net	284,056	267,903
OTHER ASSETS:
Debt service reserve fund	23,800	23,800
Goodwill, net	7,721	7,721
Intangible assets, net	5,132	5,566
Deferred costs and other	29,412	12,070
Total assets	$500,243	$449,103

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$35,447	$37,523
Current portion of long-term debt	9,001	8,306
Total current liabilities	44,448	45,829
LONG-TERM DEBT, net of current portion	279,373	227,292
DEFERRED TAX LIABILITIES	7,493	7,006
OTHER LONG-TERM LIABILITIES	2,343	2,741
Total liabilities	333,657	282,868

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 30,000,000 shares authorized, 14,749,615 and 14,578,505 shares issued and outstanding, respectively	15	15
Additional paid-in capital	144,891	143,735
Retained earnings	32,930	34,218
Treasury stock (1,545,356 and 1,537,583 shares of common stock, respectively, at cost)	(12,573)	(12,458)
Deferred compensation	(490)	(803)
Accumulated other comprehensive income	1,813	1,528
Total stockholders’ equity	166,586	166,235
Total liabilities and stockholders’ equity	$500,243	$449,103

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

REVENUES	$74,693	$68,642	$214,010	$202,253
OPERATING EXPENSES	57,013	53,495	165,641	156,860
PRE-OPENING AND START-UP EXPENSES	4,251	1,060	8,282	1,453
DEPRECIATION AND AMORTIZATION	3,429	2,535	9,767	7,708
GENERAL AND ADMINISTRATIVE EXPENSES	5,596	4,820	15,361	13,440

INCOME FROM OPERATIONS	4,404	6,732	14,959	22,792
INTEREST EXPENSE	6,082	4,651	15,763	14,444
INTEREST INCOME	(534)	(423)	(1,351)	(1,248)
LOSS ON EXTINGUISHMENT OF DEBT	5	—	2,361	—

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(1,149)	2,504	(1,814)	9,596
PROVISION (BENEFIT) FOR INCOME TAXES	(252)	1,062	(526)	3,935

NET INCOME (LOSS)	$(897)	$1,442	$(1,288)	$5,661

EARNINGS (LOSS) PER SHARE:
BASIC	$(.07)	$.11	$(.10)	$.44
DILUTED	$(.07)	$.11	$(.10)	$.43

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	13,199	13,044	13,143	12,894
DILUTED	13,199	13,542	13,143	13,218

COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)	$(897)	$1,442	$(1,288)	$5,661
UNREALIZED GAIN (LOSS) ON DERIVATIVE
INSTRUMENTS, NET OF TAX	910	(1,696)	285	(266)
COMPREHENSIVE INCOME (LOSS)	$13	$(254)	$(1,003)	$5,395

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,288)	$5,661
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Loss on extinguishment of debt	2,361	—
Depreciation	8,815	7,049
Amortization of intangibles and other assets	952	659
Amortization of deferred compensation	14	535
Amortization of deferred financing costs	998	868
Amortization of bond discount	47	—
Provision for bad debts	921	1,706
Loss on sale of property and equipment	3	50
Deferred income taxes	295	4,171
Change in assets and liabilities:
Accounts receivable	(4,059)	(1,956)
Restricted assets	(58)	159
Other assets	(351)	(369)
Accounts payable and accrued liabilities	(2,725)	(8,432)
Deferred revenues and other liabilities	79	(1,500)
Net cash provided by operating activities	6,004	8,601

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30,429)	(15,667)
BOP claim reimbursement	5,566	—
Escrow deposit on facility purchase	—	(12,938)
Escrow deposit on non-compete agreement	—	(1,000)
Purchase of facility management contract	(2,900)	—
Receipt from restricted escrow arrangement	5,000	—
Withdrawals from restricted debt payment account, net	4,131	4,192
Proceeds from sale of property and equipment	163	—
Net cash used in investing activities	(18,469)	(25,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and line of credit	69,000	11,641
Payments on line of credit	(71,000)	(1,000)
Payments on MCF Bonds	(8,300)	(7,600)
Payments on Synthetic Lease	(52,499)	—
Proceeds from Senior Notes, net of discount	110,527	—
Payments for debt issuance and other financing costs	(5,887)	—
Payments of capital lease obligations	(7)	(27)
Proceeds from exercise of stock options and warrants	1,454	2,354
Purchases of treasury stock	(116)	(740)
Net cash provided by financing activities	43,172	4,628

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,707	(12,184)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,171	52,610
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$70,878	$40,426

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of treasury stock by deferred bonus plan	$—	$146
Other comprehensive income (loss), net of tax	285	(266)
Borrowings under capital leases	—	3

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

Accounting For Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25).  In accordance with the provisions of APB No. 25, the fair value of fixed stock options granted to employees is not reflected in net income, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant.  The following table illustrates, in accordance with Statement of Financial Accounting Standard (SFAS) No. 148, the effect of net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, expect per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss), as reported	$(897)	$1,442	$(1,288)	$5,661
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(205)	(210)	(748)	(1,090)
Pro forma net income (loss)	$(1,102)	$1,232	$(2,036)	$4,571
Earnings (loss) per share:
Basic, as reported	$(.07)	$.11	$(.10)	$.44
Basic, pro forma	(.08)	.09	(.15)	.35
Diluted, as reported	(.07)	.11	(.10)	.43
Diluted, pro forma	(.08)	.09	(.16)	.35

The Financial Accounting Standards Board (FASB) has proposed (under FASB Statement No. 123R, Share-Based Payment (Revised 2004) (FAS 123R)) to mandate expense recognition for stock options and other types of equity-based compensation based on the fair value of the options at the grant date.  Additionally, the FASB is evaluating alternatives regarding how to develop a measure of the fair value of an option as well as the transition method utilized in the adoption of FAS 123R.  Based on the final outcome of the FASB proposal, the Company may be required to recognize expense related to stock options and other types of equity-based compensation in future periods.  Additionally, the Company would be required to recognize the cumulative effect of adopting FAS 123R and may be required to change its current method for determining the fair value of stock options.  In July 2004, the House of Representatives approved legislation to (1) prevent the FASB from issuing the proposed guidance on expensing stock options and (2) block the mandatory expensing of stock options until the Secretary of Commerce and the Secretary of Labor complete a one-year joint study on the economic impact of the FASB’s proposal.  If the bill is passed into law, companies would only need to expense the stock options granted to the five highest paid executives and would allow, but not require, companies to expense stock options granted to all employees under existing accounting guidance.  The FASB has deferred the effective date of its proposed statement from fiscal years beginning after December 15, 2004 to interim and annual periods beginning after June 15, 2005.

Recently Adopted Accounting Standard

The FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R) which addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries.  A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest.  The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE.  The Company’s adoption of FIN 46R on January 1, 2004 did not change the Company’s accounting for the 2001 Sale and Leaseback Transaction, which is consolidated for reporting purposes.  The Company has no other arrangements subject to the provisions of FIN 46R.

The Company does not have an equity interest in the variable interest entity that was formed in connection with the 2001 Sale and Leaseback Transaction.  The variable interest entity was formed for the purpose of owning and leasing certain facilities to the Company.  Reference is made to the “Non-Guarantor Subsidiary” information included in Note 10 for a summary of the financial information related to the variable interest entity.  The debtholders of the variable interest entity have no recourse to the general credit of the Company.

Reclassifications

Certain reclassifications have been made to the prior period financial statements contained herein to conform to current year presentation.

3.              Acquisition of the Walnut Grove Youth Correctional Facility Management Contract

In June 2004, the Company acquired a management agreement to operate a 976 bed secure youthful offender correctional facility in Walnut Grove, Mississippi, the Walnut Grove Youth Correctional Facility, from Tuscolameta, Inc.  The facility houses 13-20 year-old males and provides academic and vocational training, along with drug and alcohol education and treatment.  Group and individual counseling and recreational opportunities are also provided. The management agreement has a remaining term of 2 ½ years with a renewal option for an additional two-year term.

The Company acquired the management contract and certain assets and liabilities for a total purchase price of approximately $3.0 million, which was allocated as follows (in thousands):

Accounts receivable	$584
Contract value	2,405
Prepaid supplies	188
Fixed assets	271
Non-compete agreement	300
Accounts payable and accrued liabilities	(748)
Net assets	$3,000

The fair market value of the contract was determined based on future discounted cash flows.  The Company is amortizing the contract value of approximately $2.4 million over the expected useful life of the management contract of 4.5 years.  The expected useful life of the contract includes two one-year options.  Amortization expense was approximately $0.1 million for the nine months ended September 30, 2004.

4.              Intangible Assets

Intangible assets at September 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	September 30, 2004	December 31, 2003

Non-compete agreements	$9,810	$9,420
Accumulated amortization	(4,678)	(3,854)
Intangibles, net	5,132	5,566
Goodwill	7,721	7,721
Total intangibles, net	$12,853	$13,287

Amortization expense for non-compete agreements was approximately $285,000 and $824,000 for the three and nine months ended September 30, 2004, respectively.  Amortization expense for non-compete agreements was approximately $220,000 and $659,000 for the three and nine months ended September 30, 2003, respectively.  Amortization expense for non-compete agreements is expected to be approximately $1.1 million for each of the fiscal years ended December 31 for the next five years.

5.              Long-Term Debt

The Company’s long-term debt at September 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	September 30, 2004	December 31, 2003

Debt of Cornell Companies, Inc.:
Senior Notes, unsecured, due July 2012 with an interest rate of 10.75%, net of discount	$110,573	$—
Fair-value adjustment of Senior Notes as a result of interest rate swap	3,099	—
Revolving Line of Credit, repaid in June 2004 interest rate of prime plus 2.0% or LIBOR plus 3.0%	—	2,000
Capital lease obligations	2	8
Subtotal	113,674	2,008

Debt of Consolidated Special Purpose Entities:
Synthetic Lease Investor Note A, repaid in June 2004, interest rate of LIBOR plus 3.25%	—	42,255
Synthetic Lease Investor Note B, repaid in June 2004, interest rate of LIBOR plus 3.50%	—	8,335
MCF 8.47% Bonds due 2016	174,700	183,000
Subtotal	174,700	233,590

Consolidated total debt	288,374	235,598

Less: current maturities	(9,001)	(8,306)

Consolidated long-term debt	$279,373	$227,292

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

On June 24, 2004, the Company entered into a revolving credit facility (the “2004 Credit Facility”) by and among the Company, and certain other lenders to fund working capital for acquisitions, to refinance existing debt, to fund capital expenditures and other general corporate purposes. The 2004 Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit, and is reduced by outstanding letters of credit.  The available commitment under the 2004 Credit Facility was approximately $53.5 million at September 30, 2004.  The Company had outstanding letters of credit of approximately $6.5 million at September 30, 2004.  Subject to certain requirements, the Company has the right to increase the aggregate commitments under the 2004 Credit Facility up to an aggregate amount of $100.0 million.  The 2004 Credit Facility matures in June 2008 and bears interest, at the election of the Company and, depending on the Company’s total leverage ratio, at either the prime rate plus a margin ranging from 0.75% to 2.00%, or a rate which ranges from 2.25% to 3.50% above the applicable LIBOR rate.

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

In June 2004, the Company issued $112.0 million in principal of 10.75% Senior Notes (the “Senior Notes”) due July 1, 2012.  The Senior Notes are unsecured senior indebtedness and are guaranteed by all of the Company’s existing and future subsidiaries (collectively, the “Guarantors”).  The Senior Notes are not guaranteed by MCF (the “Non-Guarantor”).    Interest on the Senior Notes accrued as of June 24, 2004 and is payable semi-annually on January 1 and July 1 of each year, commencing January 1, 2005.  On or after July 1, 2008, the Company may redeem all or a portion of the Senior Notes at the redemption prices (expressed as a percentage of the principal amount) listed below, plus accrued and unpaid interest, if any, on the Senior Notes redeemed, to the applicable date of redemption, if redeemed during the 12-month period commencing on July 1 of the years indicated below:

Year	Percentages

2008	105.375%
2009	102.688%
2010 and thereafter	100.000%

Any time prior to July 1, 2007, the Company may redeem up to 35% of the original aggregate principal amount of the Senior Notes at a redemption price of 110.75% of the principal amount thereof with the net cash of public offerings of equity, provided that at least 65% of the original aggregate principal amount of the Notes remains outstanding after the redemption and other conditions are met.  Upon the occurrence of specified change of control events, unless the Company has exercised its option to redeem all the Senior Notes as described above, each holder will have the right to require the Company to repurchase all or a portion of such holder’s Senior Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, on the Senior Notes repurchased, to the applicable date of purchase.  The Senior Notes were issued under an indenture (the “Indenture”) which limits the ability of the Company and the Guarantors to, among other things, incur additional indebtedness, pay dividends or make other distributions, make other restricted payments and investments, create liens, incur restrictions on the ability of the Guarantors to pay dividends or other payments to the Company, enter into transactions with affiliates, and engage in mergers, consolidations and certain sales of assets.

The net proceeds from the sale of the Senior Notes was approximately $107.2 million, which was used to repay and refinance the indebtedness under the Company’s amended 2000 Credit Facility and synthetic lease obligations as of

June 24, 2004.  The Company recognized a charge of approximately $2.4 million related to the write-off of unamortized deferred financing costs and charges related to the extinguishment of the synthetic lease and the 2000 Credit Facility obligations.

In conjunction with the issuance of the Senior Notes, the Company entered into an interest rate swap transaction with a financial institution to hedge the Company’s exposure to changes in the fair value on $84.0 million of its Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a lower variable rate in an attempt to realize savings on the Company’s future interest payments.  The terms of the interest rate swap contract and the underlying debt instrument are identical.  The Company has designated the swap agreement as a fair value hedge.  The swap has a notional amount of $84.0 million and matures in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, the Company pays on a semi-annual basis (each January 1 and July 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receives a fixed-rate interest of 10.75%.  During the three and nine months ended September 30, 2004, the Company recorded interest savings related to this interest rate swap of approximately $0.6 million and $0.7 million, respectively, which is reflected as a reduction to interest expense in the accompanying financial statements.  The swap agreements are mark-to-market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes.  At September 30, 2004 the fair value of this derivative instrument was approximately $3.1 million and is included in other assets.  The carrying value of the Company’s Senior Notes as of September 30, 2004 was increased by the same amount.  Because the swap agreement is considered an effective fair-value hedge, there will be no effect on the Company’s results of operations from the mark-to-market adjustment as long as the swap is in effect.

6.              Projects Under Development, Construction or Renovation

In January 2003, the Company executed a five-year lease, with five one-year renewal options, for the Regional Correctional Center in Albuquerque, New Mexico.  This 970 bed facility consists of two units, the 528 bed South Tower and the 442 bed North Tower.  The Company renovated the South Tower and opened the 528 bed unit in July 2004.  The Company began renovating the North Tower in August 2004 and anticipates completion of the renovations of the 442 bed unit in fourth quarter of 2004. Management currently anticipates that the facility will reach full capacity of 970 beds during the second quarter of 2005.  As of September 30, 2004, the Company had spent approximately $5.2 million on renovations and anticipates spending an additional $5.0 million to complete renovations of the North Tower.  For the three and nine months ended September 30, 2004, the Company incurred pre-opening and start-up expenses of approximately $1.9 million and $2.6 million, respectively, related to this project.

Construction of the Southern Peaks Regional Treatment Center was substantially completed in July 2004.  The Company purchased the property in June 2004 and has served as the construction supervisor in lieu of the developer and assumed the developer’s rights and obligations under the construction contract (except that the developer remained as contractor for certain of the infrastructure serving the facility).  As of September 30, 2004, the Company had invested approximately $16.5 million in the property and related furniture and equipment.  The facility began receiving clients in August 2004.  Management currently anticipates that the facility will be fully ramped up during the first quarter of 2005.

The Plankinton Regional Detention Center, a 40 bed juvenile justice center in South Dakota, was activated early in May 2004 and the Plankinton Regional Treatment Center was scheduled to open in August 2004.  The Company based its plans to open and operate these leased facilities on a commitment from the appropriate state officials to create a special rate that would allow the Company to meet the needs of clients rejected by other providers in the state.  However, the Company learned it was awarded an initial rate that, while it was the highest rate in South Dakota, was insufficient to support the level of care and treatment required for the center’s clients.  As a result, the Company suspended operations at the Detention Center in August 2004 and delayed the opening of the Treatment Center.  In October 2004, the Company determined that the per diem necessary to provide the appropriate level of services to the clients was not forthcoming and decided to withdraw from the South Dakota market.

The Company closed the New Morgan Academy in the fourth quarter of 2002 and is currently considering several options ranging from the utilization of the facility for another type of program or the sale or lease of the facility. As of

September 30, 2004, management is focusing its efforts on the possible sale or lease of the facility to certain government agencies in Pennsylvania, as well as private enterprises.  The Company is maintaining a small staff to secure and maintain the facility.  The Company is incurring interest expense of approximately $260,000 per month related to the borrowings for the facility and depreciation expense of approximately $46,000 per month for the building.

The carrying value of the property and equipment at the New Morgan Academy was approximately $30.0 million at September 30, 2004.  As of September 30, 2004, management believes that, pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, an impairment charge is not required.  However, without consideration of the opportunities the Company is currently engaged in with public and private sector sources, management estimates that, were the Company to sell the facility, it is probable that the Company would not be able to fully recover the carrying value of its long-lived assets for this facility.

In March 2003, the Company reached an agreement with the Commonwealth of Pennsylvania that resolved all outstanding administrative issues relative to the contract awarded to the Company by the Federal Bureau of Prisons (BOP) to operate the Moshannon Valley Correctional Center.  In October 2004, the Company received the signed Finding of No Significant Impact for the facility.  Construction of the facility, which will house 1,300 male federal inmates, began immediately.  The Company has a three year contract with the BOP to operate the facility and the BOP has the option to grant seven one-year extensions.  The facility is scheduled to begin operations in early 2006.

In September 2004, the Company resolved its claim with the BOP for the reimbursement of a portion of its expenses incurred in connection with the issuance of the Stop-Work Order and the delay of the project (included among these expenses was approximately $1.4 million in accounts receivable for expenses incurred by the Company after the September 1999 issuance of the Stop–Work Order).  The Company settled the claim as well as the claim for the reimbursement of costs related to the original construction efforts incurred beginning in 1999 with the BOP and was reimbursed approximately $7.0 million.  The excess reimbursement of $5.6 million over the $1.4 million in accounts receivable was credited against the carrying cost of the facility.

As of September 30, 2004, the Company had incurred (net of BOP reimbursement) approximately $12.7 million for the design, construction and development costs and capitalized interest related to the Moshannon Valley Correctional Center facility.  The Company estimates an additional capital investment (including furniture and equipment) of approximately $58.1 million is required to complete construction of the facility.  Management believes that existing cash and credit facilities will provide adequate funding for the construction of the Moshannon Valley Correctional Center.

7.              Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution from common stock equivalents such as stock options and warrants.  For the three months ended September 30, 2004 and 2003, there were 455,117 shares ($13.78 average price) and 61,186 shares ($8.24 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.  For the nine months ended September 30, 2004 and 2003 there were 455,117 shares ($13.78 average price) and 443,206 shares ($12.19 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net earnings (loss)	$(897)	$1,442	$(1,288)	$5,661

Weighted average common share outstanding	13,199	13,044	13,143	12,894
Weighted average common share equivalents outstanding	—	498	—	324

Weighted average common shares and common share equivalents outstanding	13,199	13,542	13,143	13,218

Basic earnings (loss) per share	$(.07)	$0.11	$(.10)	$0.44

Diluted earnings (loss) per common share	$(.07)	$0.11	$(.10)	$0.43

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

In May and September 2002, the Company and its directors were sued in three other derivative lawsuits styled as follows: (1) Juan Guitierrez, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1812, in the United Stated District Court for the Southern District of Texas, Houston Division; (2) Thomas Pagano, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1896, in the United Stated District Court for the Southern District of Texas, Houston Division; and (3) Jesse Menning, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. 2002-28924, in the 164th Judicial District Court of Harris County, Texas.  These lawsuits relate to the Company’s restatement in 2002 of certain financial statements.  These lawsuits all allege breaches of fiduciary duty and waste of corporate assets by all of the defendants.  A motion to dismiss the Guitierrez and Pagano lawsuits was filed.  The court dismissed the Pagano action as duplicative of the Guitierrez action.  The motion to dismiss the Guitierrez action is still pending.  The Menning action has been dismissed, but with an agreement that the plaintiff’s claims as to Cornell are tolled until 30 days following the final resolution of the Guitierrez case, including any appeals.

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

Certain insurance policies held by the Company to cover potential director and officer liability may limit the

Company’s cash outflows in the event of a decision adverse to the Company in the matters discussed above.  However, if an adverse decision in these matters exceeds the insurance coverage or if the insurance coverage is deemed not to apply to these matters, an adverse decision to the Company in these matters could have a material adverse effect on the Company’s financial condition, results of operations, cash flows and future prospects.

Securities and Exchange Commission Investigation

Following the restatement of the Company’s 2001 financial statements in 2002, the SEC initiated an investigation into the circumstances leading to this restatement.  Following the SEC’s initial inquiry in 2002 the SEC made no further inquiry with respect to the investigation until July 2003.  Since July 2003, the Company received additional information requests from the SEC and cooperated in a timely manner.  In October 2004, the Company received correspondence from the staff of the SEC indicating that the SEC’s investigation of the Company had been terminated and no enforcement action had been recommended.

Other

Additionally, the Company currently and from time to time is subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries or for wrongful restriction of or interference with offender privileges and employment matters.  If an adverse decision in these matters exceeds the Company’s insurance coverage, or if the Company’s coverage is deemed not to apply to these matters, or if the underlying insurance carrier were unable to fulfill their obligation under the insurance coverage provided, it could have a material adverse effect on the Company’s financial position, results of operations or cash flows.  While the outcome of such matters cannot be predicted with certainty, based on the information known to date, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

9.              Segment Disclosure

The Company’s three operating divisions are its reportable segments.  The adult secure institutional segment consists of the operation of secure adult incarceration facilities.  The juvenile services segment provides residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of ten and 17 who have either been adjudicated or suffer from behavioral problems. The adult community-based corrections and treatment services segment provides pre-release and halfway house programs for adult offenders who are either on probation or serving the last three to six months of their sentences on parole and preparing for re-entry into society at large as well as community-based treatment and education programs as an alternative to incarceration.  All of the Company’s customers and long-lived assets are located in the United States of America.  The accounting policies of the Company’s reportable segments are the same as those described in the summary of accounting policies in the Company’s 2003 Form 10-K.  Intangible assets are not included in each segment’s reportable assets, and the amortization of intangible assets is not included in the determination of a segment’s operating income.  The Company evaluates performance based on income or loss from operations before corporate general and administrative expenses, incentive bonuses, amortization of intangibles, interest and income taxes.  Corporate and other assets are comprised primarily of cash, accounts receivable, deposits, property and equipment, deferred taxes, deferred costs and other assets.

The only significant non-cash item reported in the respective segment’s income from operations is depreciation and amortization (excluding intangibles) (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues
Adult secure institutional	$30,529	$25,805	$83,040	$76,461
Juvenile	31,873	29,967	94,163	87,995
Adult community-based	12,291	12,870	36,807	37,797
Total revenues	$74,693	$68,642	$214,010	$202,253

Pre-opening and start-up expenses
Adult secure institutional	$1,918	$43	$2,589	$192
Juvenile	2,291	1,017	5,651	1,261
Adult community-based	42	—	42	—
Total pre-opening and start-up expenses	$4,251	$1,060	$8,282	$1,453

Income from operations
Adult secure institutional	$6,125	$5,998	$18,334	$19,448
Juvenile	2,268	2,882	7,624	9,982
Adult community-based	2,333	2,659	6,638	7,814
Subtotal	10,726	11,539	32,596	37,244
General and administrative expense	(5,596)	(4,820)	(15,361)	(13,440)
Amortization of intangibles	(413)	(220)	(952)	(659)
Corporate and other	(313)	233	(1,324)	(353)
Total income from operations	$4,404	$6,732	$14,959	$22,792

	September 30, 2004	December 31, 2003
Assets
Adult secure institutional	$161,025	$152,229
Juvenile	127,170	110,748
Adult community-based	62,165	57,787
Intangible assets, net	12,853	13,287
Corporate and other	137,030	115,052
Total assets	$500,243	$449,103

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

Condensed Consolidating Balance Sheet as of September 30, 2004 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$70,707	$149	$22	$—	$70,878
Accounts receivable	2,795	51,057	189	—	54,041
Restricted assets	130	2,435	10,547	—	13,112
Prepaids and other	7,265	4,826	—	—	12,091
Total current assets	80,897	58,467	10,758	—	150,122
Property and equipment, net	151	130,299	159,919	(6,313)	284,056
Other assets:
Debt service reserve fund	—	—	23,800	—	23,800
Deferred costs and other	37,038	23,926	9,510	(28,209)	42,265
Investment in subsidiaries	31,544	1,856	—	(33,400)	—
Total assets	$149,630	$214,548	$203,987	$(67,922)	$500,243

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable and accrued liabilities	$27,691	$7,759	$2,439	$(2,442)	$35,447
Current portion of long-term debt	—	1	9,000	—	9,001
Total current liabilities	27,691	7,760	11,439	(2,442)	44,448
Long-term debt, net of current portion	113,672	1	165,700	—	279,373
Deferred tax liabilities	7,301	—	—	192	7,493
Other long-term liabilities	5,720	164	26,523	(30,064)	2,343
Intercompany	(171,340)	171,340	—	—	—
Total liabilities	(16,956)	179,265	203,662	(32,314)	333,657
Stockholders’ equity	166,586	35,283	325	(35,608)	166,586
Total liabilities and stockholders’ equity	$149,630	$214,548	$203,987	$(67,922)	$500,243

Condensed Consolidating Balance Sheet as of December 31, 2003 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$39,827	$289	$55	$—	$40,171
Accounts receivable	1,056	55,980	451	—	57,487
Restricted assets	205	7,301	14,679	—	22,185
Prepaids and other	10,472	1,728	—	—	12,200
Total current assets	51,560	65,298	15,185	—	132,043
Property and equipment, net	2,443	108,916	163,086	(6,542)	267,903
Other assets:
Debt service reserve fund	—	—	23,800	—	23,800
Deferred costs and other	23,133	15,340	9,952	(23,068)	25,357
Investment in subsidiaries	38,777	1,856	—	(40,633)	—
Total assets	$115,913	$191,410	$212,023	$(70,243)	$449,103

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$27,858	$5,248	$6,512	$(2,095)	$37,523
Current portion of long-term debt	5	1	8,300	—	8,306
Total current liabilities	27,863	5,249	14,812	(2,095)	45,829
Long-term debt, net of current portion	2,000	50,592	174,700	—	227,292
Deferred tax liabilities	7,006	—	—	—	7,006
Other long-term liabilities	6,176	68	19,888	(23,391)	2,741
Intercompany	(93,367)	93,367	—	—	—
Total liabilities	(50,322)	149,276	209,400	(25,486)	282,868
Stockholders’ equity	166,235	42,134	2,623	(44,757)	166,235
Total liabilities and stockholders’ equity	$115,913	$191,410	$212,023	$(70,243)	$449,103

Condensed Consolidating Statement of Operations as of September 30, 2004 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$4,538	$84,180	$4,502	$(18,527)	$74,693
Operating expenses	6,468	68,748	2	(18,205)	57,013
Pre-opening and start-up expenses	—	4,251	—	—	4,251
Depreciation and amortization	—	2,455	1,056	(82)	3,429
General and administrative expenses	5,571	—	18	7	5,596
Income (loss) from operations	(7,501)	8,726	3,426	(247)	4,404
Overhead allocations	(9,687)	9,687	—	—	—
Interest, net	590	1,274	3,673	11	5,548
Loss on debt extinguishment	—	5	—	—	5
Equity (loss) in subsidiaries	(2,634)	—	—	2,634	—
Income (loss) before provision for income taxes	(1,038)	(2,240)	(247)	2,376	(1,149)
Provision (benefit) for income taxes	(141)	(3)	—	(108)	(252)
Net income (loss)	$(897)	$(2,237)	$(247)	$2,484	$(897)

Condensed Consolidating Statement of Operations as of September 30, 2003 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$4,532	$79,395	$4,502	$(19,787)	$68,642
Operating expenses	5,887	67,261	—	(19,653)	53,495
Pre-opening and start-up expenses	—	1,060	—	—	1,060
Depreciation and amortization	—	1,519	1,056	(40)	2,535
General and administrative expenses	4,796	—	24	—	4,820
Income (loss) from operations	(6,151)	9,555	3,422	(94)	6,732
Overhead allocations	828	(828)	—	—	—
Interest, net	(1,181)	1,602	3,797	10	4,228
Equity (loss) in subsidiaries	8,501	—	—	(8,501)	—
Income (loss) before provision for income taxes	2,703	8,781	(375)	(8,605)	2,504
Provision (benefit) for income taxes	1,261	(22)	—	(177)	1,062
Net income (loss)	$1,442	$8,803	$(375)	$(8,428)	$1,442

Condensed Consolidating Statement of Operations as of September 30, 2004 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$13,626	$240,471	$13,506	$(53,593)	$214,010
Operating expenses	18,190	200,378	25	(52,952)	165,641
Pre-opening and start-up expenses	—	8,282	—	—	8,282
Depreciation and amortization	—	6,829	3,167	(229)	9,767
General and administrative expenses	15,286	—	56	19	15,361
Income (loss) from operations	(19,850)	24,982	10,258	(431)	14,959
Overhead allocations	(25,521)	25,521	—	—	—
Interest, net	(1,380)	4,701	11,059	32	14,412
Loss on debt extinguishment	—	2,361	—	—	2,361
Equity (loss) in subsidiaries	(7,340)	—	—	7,340	—
Income (loss) before provision for income taxes	(289)	(7,601)	(801)	6,877	(1,814)
Provision (benefit) for income taxes	999	(1,166)	—	(359)	(526)
Net income (loss)	$(1,288)	$(6,435)	$(801)	$7,236	$(1,288)

Condensed Consolidating Statement of Operations as of September 30, 2003 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$13,593	$231,655	$13,506	$(56,501)	$202,253
Operating expenses	14,455	198,644	19	(56,258)	156,860
Pre-opening and start-up expenses	—	1,453	—	—	1,453
Depreciation and amortization	—	4,643	3,167	(102)	7,708
General and administrative expenses	13,353	—	87	—	13,440
Income (loss) from operations	(14,215)	26,915	10,233	(141)	22,792
Overhead allocations	(16,067)	16,067	—	—	—
Interest, net	(3,621)	5,200	11,585	32	13,196
Equity (loss) in subsidiaries	5,015	—	—	(5,015)	—
Income (loss) before provision for income taxes	10,488	5,648	(1,352)	(5,188)	9,596
Provision (benefit) for income taxes	4,827	(264)	—	(628)	3,935
Net income (loss)	$5,661	$5,912	$(1,352)	$(4,560)	$5,661

Condensed Consolidating Statement of Cash Flows as of September 30, 2004 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(78,091)	$79,959	$4,136	$—	$6,004

Cash flows from investing activities:
Capital expenditures	—	(24,863)	—	—	(24,863)
Purchase of facility management contract	—	(2,900)	—	—	(2,900)
Refund from restricted escrow arrangement	5,000	—	—	—	5,000
Deposits in (withdrawals from) restricted debt payment account, net	—	—	4,131	—	4,131
Proceeds from sale of property and equipment	—	163	—	—	163
Net cash provided by (used in) investing activities	5,000	(27,600)	4,131	—	(18,469)

Cash flows from financing activities:
Proceeds from long-term debt and line of credit	69,000	—	—	—	69,000
Payments on line of credit	(71,000)	—	—	—	(71,000)
Payments on Synthetic Lease	—	(52,499)	—	—	(52,499)
Proceeds from Senior Notes, net of discount	110,527	—	—	—	110,527
Payments on MCF Bonds	—	—	(8,300)	—	(8,300)
Payment for debt issuance and other financing costs	(5,887)	—	—	—	(5,887)
Payments on capital lease obligations	(7)	—	—	—	(7)
Proceeds from exercise of stock options	1,454	—	—	—	1,454
Purchases of treasury stock	(116)	—	—	—	(116)
Net cash provided by (used in) financing activities	103,971	(52,499)	(8,300)	—	43,172

Net increase (decrease) in cash and cash equivalents	30,880	(140)	(33)	—	30,707

Cash and cash equivalents at beginning of period	39,827	289	55	—	40,171

Cash and cash equivalents at end of period	$70,707	$149	$22	$—	$70,878

Condensed Consolidating Statement of Cash Flows as of September 30, 2003 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(23,825)	$29,025	$3,401	$—	$8,601

Cash flows from investing activities:
Capital expenditures	—	(15,667)	—	—	(15,667)
Escrow deposit on facility purchase	—	(12,938)	—	—	(12,938)
Escrow deposit on non-compete agreement	—	(1,000)	—	—	(1,000)
Deposits in (withdrawals from) restricted debt payment account, net	—	—	4,192	—	4,192
Net cash provided by (used in) investing activities	—	(29,605)	4,192	—	(25,413)

Cash flows from financing activities:
Proceeds from long-term debt	11,000	641	—	—	11,641
Payments on line of credit	(1,000)	—	—	—	(1,000)
Payments on capital lease obligations	(27)	—	—	—	(27)
Payments on MCF Bonds	—	—	(7,600)	—	(7,600)
Proceeds from exercise of stock options	2,354	—	—	—	2,354
Purchases of treasury stock	(740)	—	—	—	(740)
Net cash provided by (used in) financing activities	11,587	641	(7,600)	—	4,628

Net increase (decrease) in cash and cash equivalents	(12,238)	61	(7)	—	(12,184)

Cash and cash equivalent s at beginning of period	52,407	157	46	—	52,610

Cash and cash equivalents at end of period	$40,169	$218	$39	$—	$40,426

ITEM 2.                             Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is a leading provider of correctional, treatment and educational services outsourced by federal, state and local governmental agencies.  The Company provides a diversified portfolio of services for adults and juveniles through its three operating divisions: (1) adult secure institutional services, (2) juvenile justice, educational and treatment services; and (3) adult community-based corrections and treatment services.  At September 30, 2004, the Company operated 67 facilities in 16 states and the District of Columbia.  Additionally, the Company had five facilities under development, construction or renovation, including one facility in an additional state.  As of September 30, 2004, total available residential service capacity was 13,752 including capacity for 2,138 individuals that will be available upon completion of construction or renovation of residential facilities, and total available non-residential service capacity was 4,638.  The following table sets forth for the periods indicated total residential service capacity and contracted beds in operation at the end of the periods shown, average occupancy percentages and total non-residential service capacity.

	September 30, 2004	September 30, 2003
Residential
Service capacity (1)	13,752	12,378
Contracted beds in operation (end of period) (2)	10,791	9,445
Average contract occupancy based on contracted beds in operation (3) (4)	99.1%	100.1%
Average contract occupancy excluding start-up operations (3) (4)	100.2%	100.3%
Non-Residential
Service capacity (5)	4,638	4,136

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

The Company derives substantially all its revenues from providing adult corrections and treatment and juvenile justice, educational and treatment services outsourced by federal, state and local governmental agencies in the United States.  Revenues for the Company’s services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis or on a cost-plus reimbursement basis.  For the three months ended September 30, 2004, the Company’s revenue base consisted of 74.5% services provided under per diem contracts, 8.6% for services provided under take-or-pay and management contracts, 9.6% for services provided under cost-plus reimbursement contracts, 5.6% for services provided under fee-for-service contracts and 1.7% from other miscellaneous sources.   For the nine months ended September 30, 2004, the Company’s revenue base consisted of 74.1% for services provided under per diem contracts, 8.0% for services provided under take-or-pay and management contracts, 9.8% for services provided under cost-plus reimbursement contract, 6.3% for services provided under fee-for-services contracts and 1.8% from other miscellaneous sources.  These percentages are generally consistent with comparable statistics for the three and nine months ended September 30, 2003.   Revenues can fluctuate from period to period due to changes in government funding policies, changes in the number of clients referred to the Company’s facilities by governmental agencies, the opening of new facilities or the expansion of existing facilities and the termination of contracts for a facility or the closure of a facility.

The Company’s contracts generally have terms of one to three years, contain multiple renewal options exercisable at the option of the contracting government agency, and contain inflation-based rate adjustment provisions.

Revenues for the Company’s adult secure institutional services division are primarily generated from per diem, take-or-pay and management contracts.  For the three months ended September 30, 2004 and 2003, the Company realized average per diem rates for its adult secure institutional services division of approximately $49.68 and $47.64, respectively.  The increase in the average per diem rate in 2004 is due primarily to per diem rate increases at the Big Spring Correctional Center in September 2003 and mid-March 2004 offset, in part, by a 5% per diem rate reduction at the D. Ray James Prison in the second half of 2003 (the Company mitigated a portion of this rate reduction by negotiating reductions in the level of services provided).  Additionally, the average per diem rate for the three months ended September 30, 2004 was unfavorably affected by a change to the management agreement for the Donald D. Wyatt Detention Center whereby the Company receives a fixed fee for a certain occupancy level and a lower per diem rate for occupancy in excess of the fixed fee occupancy.  Due to an increase in occupancy at this facility in the three months ended September 30, 2004, the average per diem rate was lower than in the same period of 2003.  For the nine months ended September 30, 2004 and 2003, the Company realized average per diem rates of approximately $49.08 and $48.00, respectively.

Revenues for the Company’s juvenile justice, educational and treatment services division are primarily generated from per diem, fee-for-service and cost-plus reimbursement contracts.  For the three months ended September 30, 2004 and 2003, the Company realized average per diem rates on its residential juvenile facilities of approximately $172.73 and $161.40, respectively.  The increase in the average per diem rate is due to annual mid-year rate increases at the Company’s Pennsylvania facilities and programs and the operations of the Texas Adolescent Center and the Southern Peaks Regional Treatment Center which were not in operation in the three months ended September 30, 2003.  For the nine months ended September 30, 2004 and 2003, the Company realized average per diem rates of approximately $165.46 and $161.41, respectively.  For the three months ended September 30, 2004 and 2003, the Company realized average fee-for-service rates on its non-residential community-based juvenile facilities and programs, including rates that are limited by Medicaid and other private insurance providers, of approximately $38.90 and $30.20, respectively.   For the nine months ended September 30, 2004 and 2003, the Company realized average fee-for-service rates of approximately $34.31 and $27.94, respectively.  The increase in the average fee-for-service rates in 2004 is due to changes in the mix of services provided by the Company’s various non-residential juvenile programs.  The majority of the Company’s juvenile services contracts renew annually.

Revenues for the Company’s adult community-based corrections and treatment services division are primarily generated from per diem and fee-for-service contracts.  For the three months ended September 30, 2004 and 2003, the Company realized average per diem rates for its residential adult community-based facilities of approximately $63.53 and $60.19, respectively.  For the nine months ended September 30, 2004 and 2003, the Company realized average per diem rates of $61.78 and $59.11, respectively.  The increase in the average per diem rate in the 2004 period is due primarily to rate increases in the latter half of 2003 at certain residential facilities as a result of contract renewals.  For the three months ended September 30, 2004 and 2003, the Company realized average fee-for-service rates on its non-residential adult community-based programs of approximately $8.63 and $8.55, respectively.  For the nine months ended September 30, 2004 and 2003, the Company realized average fee-for-service rates of approximately $8.86 and $8.94, respectively.

Factors the Company considers in determining billing rates to charge include (1) the programs specified by the contract and the related staffing levels, (2) wage levels customary in the respective geographic areas, (3) whether the proposed facility is to be leased or purchased and (4) the anticipated average occupancy levels that management believes can reasonably be maintained.

The Company has historically experienced higher operating margins in its adult secure institutional services and adult community-based corrections and treatment services divisions as compared to the juvenile justice, educational and treatment services division.  Additionally, the Company’s operating margins within a division can vary from facility to facility based on a number of factors including, but not limited to, staffing costs, whether the Company manages a facility or whether the Company owns or leases the facility, the level of competition for the contract award, the occupancy levels for the facility and the level of capital commitment required to operate the facility.  In contrast to take-or-pay contracts, per diem contracts are based on a net rate per day times population and, as a result, are sensitive to occupancy levels.  A decline in occupancy of certain juvenile facilities can have a more significant impact on operating results than the adult secure institutional division due to higher per diem rates at certain juvenile facilities.  The Company has experienced and expects to continue to experience interim period operating margin fluctuations due to the number of calendar days in the period, higher payroll taxes in the first half of the year, and salary and wage increases and insurance cost increases that are incurred prior to certain contract rate increases.  In addition, the Company anticipates continuing margin pressures from increasing healthcare, insurance and worker’s compensation costs.  Moreover, many of the governmental agencies with whom the Company contracts are experiencing budget pressures and may approach the Company to limit or reduce per diem rates. Decreases in, or the lack of anticipated increases in, per diem rates could adversely impact the Company’s operating margin. Additionally, a decrease in per diem rates without a corresponding decrease in operating expenses could also adversely affect the Company’s operating margin.

The Company is responsible for all facility operating costs, except for certain debt service and interest or lease payments for facilities where the Company has a management contract only.  For facilities that the Company has a management contract only, the facility owner is responsible for all debt service and interest or lease payments related to the facility. As a result, these types of projects allow the Company to grow its operations with comparatively lower capital outlay.  The Company is responsible for all other operating expenses at these facilities.  The Company operated ten facilities under management contracts at September 30, 2004 and 2003.

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

The Company anticipates incurring pre-opening and start-up costs of approximately $19.5 million in the year ending December 31, 2004 for the pre-opening and start-up activities of the Jos-Arz Residential Treatment Center and the Jos-Arz Therapeutic Public Charter School, the Southern Peaks Regional Treatment Center, the Regional Correctional Center in New Mexico and the Las Vegas Center.  Unforeseen construction or renovation delays, occupancy levels and/or ramp-up pace below management’s current estimates, or additional development projects not included within current estimates, could affect the Company’s projected pre-opening and start-up costs.  Management anticipates revenue of approximately $11.8 related to these facilities.

Management expects an increase of approximately $0.2 million in amortization expense in the year ending December 31, 2004 due to the amortization of two non-compete agreements resulting from the acquisition of the Jos-Arz Residential Treatment Center management contract in September 2003 and the amortization of the Walnut Grove Detention Center Management contract value.

Newly opened facilities are staffed according to applicable regulatory or contractual requirements when the Company begins receiving offenders or clients.  Offenders or clients are typically assigned to a newly opened facility on a phased-in basis over a one- to six-month period.  The Company’s start-up period for new juvenile operations is up to 12 months from the date the Company begins recognizing revenue unless break-even occupancy levels are achieved before then.  The Company’s start-up period for new adult operations is up to nine months from the date the Company begins recognizing revenue unless break-even occupancy levels are achieved before then.  Although the Company typically recovers these upfront costs over the life of the contract, quarterly results can be substantially affected by the timing of the commencement of operations and the pace of ramp-up as well as the development and construction of new facilities.

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

Recent Developments

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

Construction of the Southern Peaks Regional Treatment Center was substantially completed in July 2004.  The Company purchased the property in September 2004 and has served as the construction supervisor in lieu of the developer and assumed the developer’s rights and obligations under the construction contract (except that the developer remained as contractor for certain of the infrastructure serving the facility).  As of September 30, 2004, the Company had invested approximately $16.5 million in the property and related furniture and equipment.  The Company began receiving clients in August 2004.  The Company currently anticipates that the facility will be fully ramped up during the first quarter of 2005.

Las Vegas Center

In September 2003, the BOP issued a Request for Proposal (RFP) for the operation of a 65 bed adult community-based correctional center in Clark County, Nevada.  The Company submitted a proposal in September 2003 and received requests for clarifications to its proposal in January and February 2004. The Company purchased a building in January 2004 for approximately $1.3 million in anticipation of winning the contract award.  The Company was awarded the contract in July 2004 and is scheduled to assume the contract from the current operator in December 2004.  The initial contract is for two years with three one-year renewal options and will generate an estimated $1.3 million in annualized revenue. The population for contract will consist of 10% adult females and 90% adult males.  The Company will operate this program from the building purchased in January 2004 which will be renovated at an estimated cost of approximately $1.5 million. The service capacity of the facility will be 100 beds after renovations.

Central California Treatment Center

In January 2004, the Company purchased a building in Los Angeles, California for approximately $2.5 million.  The Company anticipates renovation costs of approximately $2.0 million.  This new facility could provide service to 220 inmates in a work-furlough type program.  Although the Company does not currently have a contract for this facility, it believes that due to the growth of the inmate population, severe budget crisis and recent legal settlements requiring additional community services, this facility will fill a small part of the overall demand in California.  The potential uses for the facility range from a “halfway back” program to a comprehensive drug and alcohol treatment program.

Baker Community Correctional Center

In April 2004, the Company purchased the Baker Community Correctional Center, which it previously leased, at a purchase price of approximately $2.0 million.  The Company’s current operating contract for this facility expired in September 2004.  The Company is still operating the facility and anticipates obtaining a new contract in the fourth quarter of 2004.  The state of California’s current state budget includes appropriations for the continued operation of the facility.

Plankinton Regional Detention Center

The Plankinton Regional Detention Center, a 40 bed juvenile justice center in South Dakota, was activated early in May 2004 and the Plankinton Regional Treatment Center was scheduled to open in August 2004.  The Company based its plans to open and operate these leased facilities on a commitment from the appropriate state officials to create a special rate that would allow the Company to meet the needs of clients rejected by other providers in the state.  However, the Company learned it was awarded an initial rate that, while it was the highest rate in South Dakota, was insufficient to support the level of care and treatment required for the center’s clients.  As a result, the Company suspended operations at the Detention Center in August 2004 and delayed the opening of the Treatment Center.  In October 2004, the Company determined that the per diem necessary to provide the appropriate level of services to the clients was not forthcoming and decided to withdraw from the South Dakota market.  The impact of the decision to withdraw from the South Dakota market with respect to the carrying value of the related assets is not material to the Company's financial position, results of operations or cash flows.

Moshannon Valley Correctional Center

In March 2003, the Company reached an agreement with the Commonwealth of Pennsylvania that resolved all outstanding administrative issues relative to the contract awarded to the Company by the Federal Bureau of Prisons (BOP) to operate the Moshannon Valley Correctional Center.  In October 2004, the Company received the signed Finding of No Significant Impact for the facility.  Construction of the facility, which will house 1,300 male federal inmates, began immediately.  The Company has a three year contract with the BOP to operate the facility and the BOP has the option to grant seven one-year extensions.  The facility is scheduled to begin operations in early 2006.

In September 2004, the Company resolved its claim with the BOP for the reimbursement of a portion of its expenses incurred in connection with the issuance of the Stop-Work Order and the delay of the project (included among these expenses was approximately $1.4 million in accounts receivable for expenses incurred by the Company after the September 1999 issuance of the Stop–Work Order).  The Company settled the claim as well as the claim for the reimbursement of costs related to the original construction efforts incurred beginning in 1999 with the BOP and was reimbursed approximately $7.0 million.  The excess reimbursement of $5.6 million over the $1.4 million in accounts receivable was credited against the carrying cost of the facility.

As of September 30, 2004, the Company had incurred (net of BOP reimbursement) approximately $12.7 million for the design, construction and development costs and capitalized interest related to the Moshannon Valley Correctional Center facility.  The Company estimates an additional capital investment (including furniture and equipment) of approximately $58.1 million is required to complete construction of the facility.  Management believes that existing cash and credit facilities will provide adequate funding for the construction of the Moshannon Valley Correctional Center.

Recently Adopted Accounting Standard

The FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R) which addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries.  A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest.  The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE.  The Company’s adoption of FIN 46R on January 1, 2004 did not change the Company’s accounting for the 2001 Sale and Leaseback Transaction, which is consolidated for reporting purposes.  The Company has no other arrangements subject to the provisions of FIN 46R.

The Company does not have an equity interest in the variable interest entity that was formed in connection with the 2001 Sale and Leaseback Transaction.  The variable interest entity was formed for the purpose of owning and leasing certain facilities to the Company.  Reference is made to the “Non-Guarantor Subsidiary” information included in Note 10 for a summary of the financial information related to the variable interest entity.  The debtholders of the variable interest entity have no recourse to the general credit of the Company.

Results of Operations

The following table sets forth for the periods indicated the percentages of revenue represented by certain items in the Company’s historical consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	76.3	77.9	77.4	77.6
Pre-opening and start-up expenses	5.7	1.5	3.8	0.7
Depreciation and amortization	4.6	3.7	4.6	3.8
General and administrative expenses	7.5	7.0	7.2	6.6
Income from operations	5.9	9.9	7.0	11.3
Interest expense, net	7.4	6.2	6.7	6.5
Loss on extinguishment of debt	—	0.0	1.1	0.0
Income (loss) before provision (benefit) for Income taxes	(1.5)	3.7	(0.8)	4.8
Provision (benefit) for income taxes	(0.3)	1.5	(0.2)	1.9
Net income (loss)	(1.2)%	2.2%	(0.6)%	2.9%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

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

Revenues.  Revenues increased approximately $6.1 million, or 8.8%, to $74.7 million for the three months ended September 30, 2004, from $68.6 million for the three months ended September 30, 2003.

Adult Secure. Adult secure institutional services division revenues increased approximately $4.7 million, or 18.3%, to $30.5 million for the three months ended September 30, 2004 from $25.8 million for the three months ended September 30, 2003 due primarily to (1) the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004 which contributed revenue of approximately $2.3 million, (2) per diem rate increases at the Big Spring Correctional Center in September 2003 and mid-March 2004 and (3) increased occupancy at the Donald W. Wyatt Detention Center.

The Company’s adult secure institutional services division revenues are primarily generated from contracts with federal and state governmental agencies.  At September 30, 2004, the Company operated nine adult secure facilities with an aggregate service capacity of 7,498.  The remaining contract terms for these facilities generally range from one to seven years.  The Company’s contract for the operation of the Valencia County Detention Center will terminate effective December 31, 2004.

Average contract occupancy was 97.1% for the three months ended September 30, 2004 compared to 99.6% for three months ended September 30, 2003.  Excluding the occupancy and contract capacity for the start-up activities of the Regional Correctional Center in 2004, average contract occupancy was 103.1%.  Although the exclusion of the actual occupancy and contract capacity for start-up operations is a non-GAAP measure, management believes it is important to provide average contract occupancy rates excluding start-up operations so as to provide more comparable information with other periods.  The average per diem rate was approximately $49.68 and $47.64 for the three months ended

September 30, 2004 and 2003, respectively.  Revenues attributable to start-up operations were approximately $0.7 million for the three months ended September 30, 2004 and were attributable to the start-up operations of the Regional Correctional Center.

Juvenile. Juvenile justice, educational and treatment services division revenues increased approximately $1.9 million, or 6.4%, to $31.9 million for the three months ended September 30, 2004 from $30.0 million for the three months ended September 30, 2003 due to (1) the opening of the Texas Adolescent Center in October 2003 which contributed revenue of approximately $1.5 million, (2) the opening of the Philadelphia Alternative School in August 2004 which contributed revenue of approximately $0.5 million and (3) the acquisition of the Jos-Arz Residential Treatment Center management contract in September 2003 which contributed revenue of approximately $0.9 million.  Additionally, the Company received customary mid-year per diem rate increases at its juvenile facilities and programs in Pennsylvania in July 2004.  This increase in revenue was offset, in part, by a decrease in revenue of approximately $1.0 million due to the Company’s termination of the Santa Fe County Youth Development Program contract effective January 28, 2004.

At September 30, 2004 the Company operated 24 residential juvenile facilities and 15 non-residential community-based programs with an aggregate service capacity of 5,253.  The Company’s contracts for these facilities and programs are generally with state and local government agencies and renew annually.

Average contract occupancy for the three months ended September 30, 2004 was 86.5% compared to 90.6% for the three months ended September 30, 2003.  Excluding the occupancy and contract capacity for the start-up activities of the Jos-Arz Residential Treatment Center in 2003 and 2004 and the Plankinton Regional Detention Center and the Southern Peaks Regional Treatment Center in 2004, average contract occupancy was 89.2% and 93.8% for the three months ended September 30, 2004 and 2003, respectively.  The average per diem rate for the Company’s residential juvenile facilities was approximately $172.73 for the three months ended September 30, 2004 compared to $161.40 for the three months ended September 30, 2003.  The increase in the average per diem rate is due to annual mid-year rate increases at the Company’s Pennsylvania facilities and programs and the operations of the Texas Adolescent Center and the Southern Peaks Regional Treatment Center which were not in operation in the three months ended September 30, 2003. The Company’s average fee-for-service rate for its non-residential juvenile community-based facilities and programs was approximately $38.90 for the three months ended September 30, 2004 compared to $30.20 for the three months ended September 30, 2003.  The increase in the average fee-for-service rate in 2004 is due to charges in the mix if services provided by the Company’s various non-residential juvenile programs.

Revenues attributable to start-up operations were approximately $0.8 million for the three months ended September 30, 2004 and were attributable to the start-up operations of the Jos-Arz Therapeutic Public Charter School, the Plankinton Regional Detention Center and the Southern Peaks Regional Treatment Center.  Revenues attributable to start-up operations were approximately $0.6 million for the three months ended September 30, 2003 and were attributable solely to the start-up operations of the Jos-Arz Residential Treatment Center.

Adult Community-Based. Adult community-based corrections and treatment services division revenues decreased approximately $0.6 million, or 4.5%, to $12.3 million for the three months ended September 30, 2004 from $12.9 million for the three months ended September 30, 2003 due to (1) a decrease in occupancy at the Dallas County Judicial Treatment Center and (2) the termination of the Santa Fe Electronic Monitoring Program in the first quarter of 2004.

Average contract occupancy was 103.0% for the three months ended September 30, 2004 compared to 112.0% for the three months ended September 30, 2003.  The average per diem rate for the Company’s residential adult community-based facilities was approximately $63.53 for the three months ended September 30, 2004 compared to $60.19 for the three months ended September 30, 2003.  The increase in the average per diem rate was due to rate increases obtained mid-year 2003.  The average fee-for-service rate for the Company’s non-residential adult community-based programs was approximately $8.63 and $8.55 for the three months ended September 30, 2004 and 2003, respectively.

Operating Expenses. Operating expenses increased approximately $3.5 million, or 6.6%, to $57.0 million for the three months ended September 30, 2004 from $53.5 million for the three months ended September 30, 2003.

Adult Secure. Adult secure institutional services division operating expenses increased approximately $1.9 million, or 10.3%, to $20.8 million for the three months ended September 30, 2004 from $18.0 million for the three months ended September 30, 2003 due primarily to the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004.  Operating expenses attributable to this contract were approximately $1.7 million for the three months ended September 30, 2004.

As a percentage of segment revenues, adult secure institutional services operating expenses were 68.1% for the three months ended September 30, 2004 compared to 73.0% for the three months ended September 30, 2003.  Excluding $0.7 million of revenue attributable to the start-up operations of the Regional Correctional Center, adult secure institutional services operating expenses were 69.7% for the three months ended September 30, 2004.  The 2004 margin was favorably impacted by a reduction in rent expense due to the September 2003 purchase of furniture and equipment formerly used under a sale and leaseback transaction in 1999.  In addition, in April 2004, the Company purchased one of its secure facilities that had previously been leased. The absence of rent expense as a result of this transaction has favorably impacted the operating margin for the three months ended September 30, 2004. Additional improvements have resulted from lower legal costs within the operating segment, as well as the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004.

Juvenile. Juvenile justice, educational and treatment services operating expenses increased approximately $1.3 million, or 5.0%, to $26.6 million for the three months ended September 30, 2004 from $25.3 million for the three months ended September 30, 2003 due to (1) the opening of the Texas Adolescent Center in October 2003 which incurred approximately $1.0 million in costs, (2) costs of approximately $0.9 million associated with the Jos-Arz Residential Treatment Center which were classified as pre-opening and start-up costs in the three months ended September 30, 2003 and (3) an increase in the accounts receivable provision for certain programs.  The increase in operating expenses was offset, in part, by a decrease in expenses of approximately $0.9 million due to the Company’s termination of the Santa Fe County Youth Development Program in January 2004.

As a percentage of segment revenues, juvenile justice, educational and treatment services division operating expenses were 83.4% for the three months ended September 30, 2004 compared to 84.5% for three months ended September 30, 2003.  Excluding $0.8 million of revenue attributable to the start-up operations of the Jos-Arz Therapeutic Public Charter School, the Southern Peaks Regional Treatment Center and the Plankinton Regional Detention Center in 2004 and $79,000 of revenue attributable to the start-up operations of the Jos-Arz Residential Treatment Center in 2003, juvenile services division operating expenses were 85.5% and 84.7%, respectively.  The 2004 operating margin was favorably impacted by a reduction to rent expense due to the September 2003 purchase of furniture and equipment that was formerly leased under a sale and leaseback transaction in 1999.

Adult Community-Based. Adult community-based corrections and treatment services operating expenses decreased approximately $0.1 million, or 1.2%, to $9.6 million for the three months ended September 30, 2004 from $9.7 million for the three months ended September 30, 2003.  As a percentage of segment revenues, adult community-based corrections and treatment services operating expenses were 78.3% for the three months ended September 30, 2004 compared to 75.7% for the three months ended September 30, 2003.  The 2004 operating margin was unfavorably impacted by employee severance and other related costs as a result of centralizing the operations of the Company’s mid-west administrative office into corporate operations.  Additionally, there was an increase in certain insurance costs.  The 2004 operating margin was favorably impacted by a reduction in rent expense due to the September 2003 purchase of furniture and equipment that was formerly leased under a sale and leaseback transaction in 1999.

Pre-Opening and Start-up Expenses. Pre-opening and start-up expenses for the three months ended September 30, 2004 were approximately $4.3 million and related to the pre-opening and start-up activities of the Jos-Arz Therapeutic Public Charter School, the Plankinton Regional Detention Center, the Regional Correctional Center in New Mexico, the Southern Peaks Regional Treatment Center and the Las Vegas Center.  Pre-opening and start-up expenses for the three months ended September 30, 2003 were approximately $1.1 million and related to the pre-opening and start-up operations of the Jos-Arz Residential Treatment Center, the Regional Correctional Center and the Texas Adolescent Center.

Depreciation and Amortization. Depreciation and amortization was approximately $3.4 million for the three months ended September 30, 2004 compared to $2.5 million for the three months ended September 30, 2003.  The increase in depreciation and amortization expense was primarily due to depreciation resulting from the September 2003 purchase of furniture and equipment formerly leased under a 1999 sale and leaseback transaction combined with depreciation expense on current year property and equipment purchases in the last half of 2003 and the first quarter of 2004.  Amortization of intangibles was approximately $285,000 and $220,000 for the three months ended September 30, 2004 and 2003, respectively. The increase in amortization expense for the three months ended September 30, 2004 is due to amortization expense resulting from the non-compete agreements entered into as part of the acquisition of the Jos-Arz Residential Treatment Center management contract in September 2003.

General and Administrative Expenses. General and administrative expenses increased approximately $0.8 million, or 16.1%, to $5.6 million for the three months ended September 30, 2004 from $4.8 million for the three months ended September 30, 2003.  The increase in general and administrative expenses is primarily due to increased professional and consulting expenses related to, among other things, compliance with Sarbanes-Oxley.  General and administrative expenses for the three months ended September 30, 2004 include approximately $0.2 million of severance costs accrued to the former chief financial officer who resigned his position in August 2004.  The increase was offset, in part, by a decrease in rent expense due to the September 2003 purchase of furniture and equipment formerly leased under a sale and leaseback transaction.

Interest. Interest expense, net of interest income, increased to approximately $5.5 million for the three months ended September 30, 2004 from $4.2 million for the three months ended September 30, 2003 primarily due to net interest expense of approximately $2.4 associated with the $112.0 million Senior Notes issued in June 2004, net of interest rate swap benefit.  This expense was offset, in part, by a decrease in interest of approximately $0.5 million due to the repayment of the Synthetic Lease Notes A and B in June 2004 and an increase of approximately $0.4 million in capitalized interest.  Total capitalized interest for the three months ended September 30, 2004 was approximately $0.6 million and related to the construction and/or renovation of the Southern Peaks Regional Treatment Center, the Regional Correctional Center, the Las Vegas Center and the Moshannon Valley Correctional Center.  Capitalized interest for the three months ended September 30, 2003 was approximately $0.2 million and related solely to the construction of the Moshannon Valley Correctional Center.

Income Taxes. For the three months ended September 30, 2004, the Company recognized an income tax benefit at an estimated effective rate of approximately 22.0%. For the three months ended September 30, 2003, the Company recognized a provision for income taxes at an estimated effective rate of 41.0%. The change in the Company’s estimated effective rate is related to a reduction in operating income across the Company’s business segments.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues. Revenues increased approximately $11.8 million, or 5.8%, to $214.0 million for the nine months ended September 30, 2004 from $202.3 million for the nine months ended September 30, 2003.

Adult Secure. Adult secure institutional services division revenues increased approximately $6.6 million, or 8.6%, to $83.0 million for the nine months ended September 30, 2004 from $76.5 million for the nine months ended September 30, 2003 due primarily to (1) the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004 which contributed revenue of approximately $2.4 million, (2) per diem rate increases at the Big Spring Correctional Center in September 2003 and mid-March 2004, (3) the operations of the Regional Correctional Center which contributed revenue of approximately $0.7 million and (4) increased occupancy at the Donald D. Wyatt Detention Center.  This increase in revenue was offset, in part, by a decrease in revenue of approximately $0.6 million at the D. Ray James Prison as a result of a 5% reduction in the per diem rate in the second half of 2003.

Average contract occupancy was 99.7% for the nine months ended September 30, 2004 compared to 99.1% for the nine months ended September 30, 2003.  Excluding the occupancy and contract capacity for the start-up activities of the Regional Correctional Center in 2004, average contract occupancy was 101.9%.  Although the exclusion of actual occupancy and contract capacity for start-up operations is a non-GAAP measure, the Company believes it is important to provide average contract occupancy rates excluding start-up operations so as to provide more comparable information with other periods.  The average per diem rate was approximately $49.08 and $48.00 for the nine months ended September 30, 2004 and 2003, respectively.  Revenues attributable to start-up operations were approximately $0.7 million for the nine months ended September 30, 2004 and were attributable to the start-up operations of the Regional Correctional Center in New Mexico.

Juvenile. Juvenile justice, educational and treatment services division revenues increased approximately $6.2 million, or 7.0%, to $94.2 million for the nine months ended September 30, 2004 from $88.0 million for the nine months ended September 30, 2003 due to (1) the opening of the Texas Adolescent Center in October 2003 which contributed revenue of approximately $4.3 million, (2) the acquisition of the Jos-Arz Residential Treatment Center contract in September 2003 and the opening of the Jos-Arz Therapeutic Public Charter School in December 2003 which contributed combined revenue of approximately $2.3 million, (3) an increase in revenue of approximately $2.2 million due to improved occupancy at the A-1 and the Abraxas Center for Adolescent Females (ACAF) and (4) revenues of $0.5 million for the Philadelphia Alternative School which began operations in August 2004.  This increase in revenue was offset, in part, by a decrease in revenue of approximately $2.8 million due to the Company’s termination of the Santa Fe County Youth Development Program in January 2004.

Average contract occupancy was 90.7% for the nine months ended September 30, 2004 compared to 91.3% for the nine months ended September 30, 2003.  Excluding the start-up operations of the Jos-Arz Therapeutic Public Charter School, the Southern Peaks Regional Treatment Center and the Plankinton Regional Detention Center in 2004 and the Jos-Arz Residential Treatment Center in 2003, average contract occupancy was 92.3% for the nine months ended September 30, 2004 compared to 92.7% for the nine months ended September 30, 2003.  The average per diem rate for the Company’s residential juvenile facilities was approximately $165.46 and $161.41 for the nine months ended September 30, 2004 and 2003, respectively.  The increase in the per diem rate in 2004 is due to annual mid-year rate increases at the Company’s Pennsylvania facilities and programs and the operations of the Texas Adolescent Center and the Southern Peaks Regional Treatment Center which were not operating in the nine months ended September 30, 2003. The Company’s average fee-for-service rate for its non-residential juvenile community-based facilities and programs was approximately $34.31 and 27.94 for the nine months ended September 30, 2004 and 2003.  The increase in the average fee-for-service rate is due to changes in the mix of services provided by the Company.

Revenues attributable to start-up operations were approximately $2.2 million for the nine months ended September 30, 2004 and were attributable to the start-up operations of the Jos-Arz Residential Treatment Center, the Jos-Arz Therapeutic Public Charter School, the Southern Peaks Regional Treatment Center and the Plankinton Regional Detention Center.  Revenues attributable to start-up operations were approximately $0.6 million for the nine months ended September 30, 2003 and were attributable solely to the start-up operations of the Jos-Arz Residential Treatment Center.

Adult Community-Based. Adult community-based corrections and treatment services division revenues decreased approximately $0.1 million, or 2.6%, to $36.8 million for the nine months ended September 30, 2004 from $37.8 million for the nine months ended September 30, 2003 due primarily to (1) reduced occupancy at the Dallas County Judicial Treatment Center, (2) the Company’s termination of the Inglewood Men’s Center contract in September 2003 and (3) the Company’s termination of the Santa Fe Electronic Monitoring Program in January 2004.

Average contract occupancy was 104.8% for the nine months ended September 30, 2004 compared to 110.6% for the nine months ended September 30, 2003.  The average per diem rate for the Company’s residential adult community-based facilities was $61.78 and $59.11 for the nine months ended September 30, 2004 and 2003, respectively.  The increase in the average per diem rate is due to rate increases obtained mid-year 2003.  The average fee-for-service rate for the Company’s non-residential adult community-based programs was $8.86 and $8.94 for the nine months ended

September 30, 2004 and 2003, respectively.  There were no revenues attributable to start-up operations for the nine months ended September 30, 2004 and 2003.

Operating Expenses. Operating expenses increased approximately $8.8 million, or 5.6%, to $165.6 million for the nine months ended September 30, 2004 from $156.9 million for the nine months ended September 30, 2003.

Adult Secure. Adult secure institutional services operating expenses increased approximately $4.4 million, or 8.1%, to $58.6 million for the nine months ended September 30, 2004 from $54.2 million for the nine months ended September 30, 2003 due to the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004 and increased occupancy at the Big Spring Correctional Center and the Donald D. Wyatt Detention Center.

As a percentage of segment revenues, adult secure services institutional operating expenses were 70.6% for the nine months ended September 30, 2004 compared to 70.9% for the nine months ended September 30, 2003. Excluding $0.7 million of revenue attributable to the start-up operations of the Regional Correctional Center, adult secure institutional services operating expenses were 71.2% for the nine months ended September 30, 2004.  The 2004 operating margin was favorably impacted by the September 2003 purchase of furniture and equipment that was formerly leased under a sale and leaseback transaction in 1999.

Juvenile. Juvenile justice, educational and treatment services operating expenses increased approximately $3.7 million, or 4.9%, to $78.5 million for the nine months ended September 30, 2004 from $74.8 million for the nine months ended September 30, 2003 due primarily to (1) the opening of the Texas Adolescent Center in October 2003, (2) increased expenses at A-1 and ACAF due to increased occupancy, (3) an increase in the provision for bad debts for certain facilities and programs and (4) increase in employee insurance and legal costs.  The increase due to the above was offset, in part, by a decrease in operating expenses of approximately $2.2 million due to the Company’s termination of the Santa Fe County Youth Development Program in January 2004.

As a percentage of segment revenues, operating expenses were 83.1% for the nine months ended September 30, 2004 compared to 85.0% for the nine months ended September 30, 2003.  Excluding $2.2 million of revenue attributable to the start-up operations of the Jos-Arz Residential Treatment Center and Therapeutic Public Charter School, the Southern Peaks Regional Treatment Center and the Plankinton Regional Detention Center in 2004 and $0.1 million of revenue attributable to the start-up operations of the Jos-Arz Residential Treatment Center in 2003, juvenile services division operating expenses were 85.1% and 84.9% for the nine months ended September 30, 2004 and 2003, respectively.  The 2004 operating margin was unfavorably impacted by the increase in the accounts receivable reserve discussed above as well as higher employee insurance and legal costs in the nine months ended September 30, 2004 as compared to 2003.  The decrease in the operating margin for 2004 was offset, in part, by an increase in the operating margin due to the September 2003 purchase of furniture and equipment that was formerly leased under a sale and leaseback transaction in 1999.

Adult Community-Based. Adult community-based corrections and treatment services operating expenses were approximately $28.8 million and $28.9 million for the nine months ended September 30, 2004 and 2003, respectively.  As a percentage of segment revenues, adult community-based corrections and treatment services operating expenses were 78.3% for the nine months ended September 30, 2004 compared to 76.5% for the nine months ended September 30, 2003.  The 2004 operating margin was unfavorably impacted by employee severance and other related costs as a result of centralizing the operations of the Company’s mid-west administrative office into corporate operations.  Additionally, there was an increase in certain insurance costs.  The decrease in the 2004 operating margin was offset, in part, by a reduction to rent expense due to the September 2003 purchase of furniture and equipment that was formerly leased under a sale and leaseback transaction in 1999.

Pre-Opening and Start-up Expenses. Pre-opening and start-up expenses for the nine months ended September 30, 2004 were approximately $8.3 million and were attributable to the pre-opening and start-up activities of the Regional Correctional Center in New Mexico, the Jos-Arz Residential Treatment Center and Therapeutic Public Charter School, the Southern Peaks Regional Treatment Center, the Las Vegas Center and the Plankinton Regional Detention Center.

Pre-opening and start-up expenses for the nine months ended September 30, 2003 were approximately $1.5 million and were attributable to the pre-opening and start-up operations of the Regional Correctional Center, the Jos-Arz Residential Treatment Center and the Texas Adolescent Center.

Depreciation and Amortization.  Depreciation and amortization was $9.8 million for the nine months ended September 30, 2004 compared to $7.7 million for the nine months ended September 30, 2003.  The increase in depreciation and amortization expense was primarily due to depreciation expense resulting from the September 2003 purchase of furniture and equipment formerly leased under a 1999 sale and lease back transaction and depreciation expense on property and equipment purchases in the second half of 2003 and the nine months ended September 30, 2004.  Amortization of intangibles was approximately $0.8 million and $0.7 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in amortization expense in the six months ended September 30, 2004 is due to amortization expense resulting from the non-compete agreements entered into as part of the Jos-Arz Residential Treatment Center management contract in June 2003 and the amortization of the Walnut Grove Youth Correctional Facility contract value.

.

General and Administrative Expenses. General and administrative expenses increased approximately $2.0 million, or 14.3%, to $15.4 million for the nine months ended September 30, 2004 from $13.4 million for the nine months ended September 30, 2003.  The increase in general and administrative expenses is primarily due to increased professional and consulting expenses related to, among other things, the Sarbanes-Oxley compliance and Southern Peaks Regional Treatment Center litigation.  Additionally, there was an increase in certain insurance costs.  General and administrative expenses for the nine months ended September 30, 2004 include approximately $0.2 million of severance costs for the former chief financial officer who resigned his position in August 2004.  The increase was offset, in part, by a decrease in rent expense due to the September 2003 purchase of furniture and equipment formerly leased under a sale and leaseback transaction.  Included in the general and administrative expenses for the nine months ended September 30, 2003 were costs of approximately $0.6 million for site acquisition costs and legal expenses primarily associated with the Company’s increased development activity and a charge related to the deferred compensation plan.

Interest. Interest expense, net of interest income, increased to $14.4 million for the nine months ended September 30, 2004 from $13.2 million for the nine months ended September 30, 2003. This was primarily due to net interest expense of approximately $2.7 million associated with the $112.0 million Senior Notes issued in June 2004 (net of interest rate swap benefit) offset, in part, by a decrease in interest expense of approximately $0.7 million due to the repayment of the Synthetic Lease Notes A and B in June 2004 and an increase of approximately $0.8 million in capitalized interest.  Capitalized interest for the nine months ended September 30, 2004 was approximately $1.3 million and related to the Moshannon Valley Correctional Center, the Regional Correctional Center, the Las Vega Center and the Southern Peaks Regional Treatment Center.  Capitalized interest for the nine months ended September 30, 2003 was approximately $0.6 million and related solely to the construction of the Moshannon Valley Correctional Center.

Loss on Extinguishment of Debt. In June 2004, the Company recognized a loss on the extinguishment of debt of approximately $2.4 million related to the early retirement of the Synthetic Lease Investor Notes A and B and the Company’s revolving line of credit under the Amended 2000 Credit Facility.

Income Taxes. For the nine months ended September 30, 2004, the Company recognized an income tax benefit at an estimated effective rate of 29.0%. For the nine months ended September 30, 2003, the Company recognized a provision for income taxes at an estimated effective rate of 41.0%. The change in the Company’s estimated effective rate is related to a reduction in operating income across the Company’s business segments.

Liquidity and Capital Resources

General. The Company’s primary capital requirements are for (1) purchases, construction or renovation of new facilities, (2) expansions of existing facilities, (3) working capital, (4) pre-opening and start-up costs related to new operating contracts, (5) acquisitions, (6) information systems hardware and software and (7) purchases of furniture, fixtures and equipment.  Working capital requirements generally increase immediately prior to the Company commencing management of a new facility as the Company incurs start-up costs and purchases necessary equipment and supplies before facility management revenue is realized.

Cash Flows From Operating Activities. Cash provided by operations was approximately $6.0 million for the nine months ended September 30, 2004 compared to approximately $8.6 million for the nine months ended September 30, 2003.  The decrease is primarily attributable to a net loss for the nine months ended September 30, 2004 and a decrease in accounts payable.

Cash Flows From Investing Activities. Cash used in investing activities was approximately $18.5 million for the nine months ended September 30, 2004 due primarily to capital expenditures of $30.4 million for the purchase and development of the Southern Peaks Regional Treatment Center, the Las Vegas Center and the Central California Treatment Center buildings, renovation of the Regional Correctional Center in New Mexico, renovations to the Plankinton Regional Detention Center, capitalized interest on the Moshannon Valley Correctional Center, the Regional Correctional Center, the Las Vegas Center and the Southern Peaks Regional Treatment Center and various other facility improvements and/or expansions and information technology and software development costs.  The Company received approximately $5.6 million from the BOP for reimbursement of costs incurred subsequent to the Stop-Work Order for the Moshannon Valley Correctional Center.  Additionally, there were withdrawals, net of deposits, to the restricted debt payment account of approximately $4.1 million.  Additionally, the Company received $5.0 million from its restricted escrow arrangement related to the Southern Peaks Regional Treatment Center.  Cash used in investing activities was approximately $25.4 million for the nine months ended September 30, 2003 and included capital expenditures of approximately $15.7 million that included the purchase of furniture, fixtures and equipment previously leased under the 1999 Sale and Leaseback Transaction, the purchase and renovation of the Texas Adolescent Center, various facility improvements and/or expansions and information technology and software development costs.  Additionally, the Company funded $12.9 million into an escrow account for the purchase price of the real property for the Southern Peaks Regional Treatment Center and made a deposit of $1.0 million into an escrow account for a non-compete agreement related to the acquisition of the Jos-Arz Residential Treatment Center management contract.  There were cash inflows of $4.2 million for amounts withdrawn from the restricted debt payment account for debt service payments on the MCF bonds, net of deposit payments to the restricted debt payment account.

Cash Flows From Financing Activities. Cash provided by financing activities was approximately $43.2 million for the nine months ended September 30, 2004 due primarily to cash proceeds of $110.5 million from the issuance of the Senior Notes in June 2004 offset by net repayments on the Company’s revolving line of credit of $2.0 million and the repayment of the Synthetic Lease Investor Notes A and B of $50.6 million.  Additionally, the Company made cash payments of approximately $1.9 million related to the early retirement of the Synthetic Lease Investor Notes A and B and approximately $5.9 million related to the issuance of the Senior Notes and the Company’s new revolving line of credit.  Additionally, proceeds from stock options were approximately $1.5 million.  Cash provided by financing activities was approximately $4.6 million for the nine months ended September 30, 2003 due primarily to net proceeds from borrowings under the revolving line of credit and the Synthetic Lease of approximately $10.6 million and proceeds from stock option exercises of approximately $2.4 million offset, in part, by repayment of $7.6 million of MCF Bond principal and purchases of approximately $0.7 million of treasury shares

Treasury Stock/Repurchases. The Company repurchased in the open market 10,000 shares of its common stock for approximately $0.1 million in the nine months ended September 30, 2004.

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

Effective June 24, 2004, the Company entered into a revolving credit facility (the “2004 Credit Facility”) by and among the Company and certain lenders to fund working capital for acquisitions, to refinance existing debt, to fund capital expenditures and other general corporate purposes. The 2004 Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit, and is reduced by outstanding letters of credit.  The available commitment under the 2004 Credit Facility was approximately $53.5 million at September 30, 2004.  The Company had outstanding letters of credit of approximately $6.5 million at September 30, 2004.  Subject to certain requirements, the Company has the right to increase the aggregate commitments under the 2004 Credit Facility up to an aggregate amount of $100.0 million.  The 2004 Credit Facility matures in September 2008 and bears interest, at the election of the Company and, depending on the Company’s total leverage ratio, at either the prime rate plus a margin ranging from 0.75% to 2.00%, or a rate which ranges from 2.25% to 3.50% above the applicable LIBOR rate.

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

In June 2004, the Company issued $112.0 million in principal of 10.75% Senior Notes (the “Senior Notes”) due July 1, 2012.  The Senior Notes are unsecured senior indebtedness and are guaranteed by all of the Company’s existing and future subsidiaries (collectively, the “Guarantors”).  The Senior Notes are not guaranteed by MCF (the “Non-Guarantor”).    Interest on the Senior Notes is payable semi-annually on January 1 and July 1 of each year, commencing January 1, 2005.  On or after July 1, 2008, the Company may redeem all or a portion of the Senior Notes at the redemption prices (expressed as a percentage of the principal amount) listed below, plus accrued and unpaid interest, if any, on the Senior Notes redeemed, to the applicable date of redemption, if redeemed during the 12-month period commencing on July 1 of the years indicated below:

Year	Percentages

2008	105.375%
2009	102.688%
2010 and thereafter	100.000%

Any time prior to July 1, 2007, the Company may redeem up to 35% of the original aggregate principal amount of the Senior Notes at a redemption price of 110.75% of the principal amount thereof with the net cash of public offerings of equity, provided that at least 65% of the original aggregate principal amount of the Notes remains outstanding after the redemption and other conditions are met.  Upon the occurrence of specified change of control events, unless the Company has exercised its option to redeem all the Senior Notes as described above, each holder will have the right to require the Company to repurchase all or a portion of such holder’s Senior Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, on the Senior Notes repurchased, to the applicable date of purchase.  The Senior Notes were issued under an indenture (the “Indenture”) which limits the ability of the Company and the Guarantors to, among other things, incur additional indebtedness, pay dividends or make other distributions, make other restricted payments and investments, create liens, incur restrictions on the ability of the Guarantors to pay dividends or other payments to the Company, enter into transactions with affiliates, and engage in mergers, consolidations and certain sales of assets.

The net proceeds from the issuance of the Senior Notes was approximately $107.2 million, which was used to repay and refinance existing indebtedness under the Company’s previously existing 2000 Credit Facility and synthetic lease obligations as of June 24, 2004.  The Company recognized a charge of approximately $2.4 million related to the write-off of unamortized deferred financing costs and the charges related to the extinguishment of the synthetic lease obligations.

In conjunction with the issuance of the Senior Notes, the Company entered into an interest rate swap transaction with a financial institution to hedge the Company’s exposure to changes in the fair value on $84 million of its Senior

Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a lower variable rate in an attempt to realize savings on the Company’s future interest payments.  The terms of the interest rate swap contract and the underlying debt instrument are identical.  The Company has designated the swap agreement as a fair value hedge.  The swap has a notional amount of $84.0 million and matures in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, the Company pays on a semi-annual basis (each July 1 and January 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receives fixed-rate interest of 10 ¾%.  During the nine months ended September 30, 2004, the Company recorded interest savings related to this interest rate swap of $0.7 million, which served to reduce interest expense.  The swap agreements are mark-to-market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes.  The $3.1 million fair value of this derivative instrument is included in other assets as of September 30, 2004.  The carrying value of the Company’s Senior Notes was increased by the same amount.  Because the swap agreement is considered an effective fair-value hedge, there will be no effect on the Company’s results of operations from the market-to-market adjustment as long as the swap is in effect.

Contractual Uncertainties Related to Certain Facilities

Regional Correctional Center. In January 2003, the Company executed a five-year lease for the Regional Correctional Center in Albuquerque, New Mexico.  This 970 bed facility consists of two units, the 528 bed South Tower and the 442 bed North Tower.  The Company renovated the South Tower and opened the 528 bed unit in July 2004.  The Company began renovating the North Tower in August 2004 and anticipates opening the 442 bed unit in the fourth quarter of 2004.  Management currently anticipates that the facility will reach full capacity of 970 beds during the second quarter of 2005.  As of September 30, 2004, the Company had spent approximately $5.2 million on renovations and anticipates spending an additional $5.0 million to complete renovations of the North Tower.  For the three and nine months ended September 30, 2004, the Company incurred pre-opening and start-up expenses of approximately $1.9 million and $2.6 million, respectively, related to this project.  However, there can be no assurance that the Company will develop enough volume at the facility to assure its profitability.  The lease for the facility requires monthly rental payments of approximately $113,000 for the first two years and $130,000 for the last three years of the lease.  Depending on the ultimate services to be provided and the timing of occupancy ramp-up, management expects this facility will incur additional pre-opening and start-up costs of approximately $1.4 million in the year ending December 31, 2004.

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

Plankinton Regional Detention Center.  The Plankinton Regional Detention Center, a 40 bed juvenile justice center in South Dakota, was activated early in May 2004 and the Plankinton Regional Treatment Center was scheduled to open in August 2004.  The Company based its plans to open and operate these leased facilities on a commitment from the appropriate state officials to create a special rate that would allow the Company to meet the needs of clients rejected by other providers in the state.  However, the Company learned it was awarded an initial rate that, while it was the highest rate in South Dakota, was insufficient to support the level of care and treatment required for the center’s clients.  As a result, the Company suspended operations at the Detention Center in August 2004 and delayed the opening of the Treatment Center.  In October 2004, the Company determined that the per diem necessary to provide the appropriate level of services to the clients was not forthcoming and decided to withdraw from the South Dakota market.  The impact of the decision to withdraw from the South Dakota market with respect to the carrying value of the related assets is not material to the Company's financial position, results of operations or cash flows.

New Morgan Academy. The Company closed the New Morgan Academy in the fourth quarter of 2002 and is currently considering several options ranging from the utilization of the facility for another type of program or the sale or lease of the facility. As of September 30, 2004, management is focusing its efforts on the possible sale or lease of the facility to certain government agencies in Pennsylvania, as well as private enterprises.  The Company is maintaining a small staff to secure and maintain the facility.  The Company is incurring interest expense of approximately $260,000 per month related to the borrowings for the facility and depreciation expense of approximately $46,000 per month for the building.

The carrying value of the property and equipment at the New Morgan Academy was approximately $30.0 million at September 30, 2004.  As of September 30, 2004, management believes that, pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, an impairment charge is not required.  However, without consideration of the opportunities the Company is currently engaged in with public and private sector sources, management estimates that, were the Company to sell the facility, it is probable that the Company would not be able to fully recover the carrying value of its long-lived assets for this facility.

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

The Company maintains operating leases in the ordinary course of its business activities.  These leases include those for operating facilities, office space and office and operating equipment, and the terms of these agreements range from 2004 until 2075.  As of September 30, 2004, the Company’s total commitment under these operating leases was approximately $53.4 million.

The following table details the Company’s known future cash payments (on an undiscounted basis) related to various contractual obligations as of September 30, 2004.  The table does not include committments related to the construction of the Moshannon Valley Correctional Center due to the uncertainty of the future payment schedule.  (in thousands):

	Payments Due by Period
	Total	2004	2005 - 2006	2007 - 2008	Thereafter

Contractual Obligations:
Long-term debt
• Cornell Companies, Inc.	$112,000	$—	$—	$—	$112,000
• Special Purpose Entities	174,700	—	18,700	21,900	134,100
Capital lease obligations
• Cornell Companies, Inc.	2	2	—	—	—

Operating leases	53,355	1,487	12,355	11,360	28,153
Consultative and non-competition agreements	855	135	720	—	—
Total contractual cash obligations	$340,912	$1,624	$31,775	$33,260	$274,253

The Company enters into letters of credit in the ordinary course of its operating and financing activities.  As of September 30, 2004, the Company had outstanding letters of credit of approximately $6.5 million related to insurance and other operating activities.  The following table details the Company’s letter of credit commitments as of September 30, 2004 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Commercial Commitments:
Standby letters of credit	$6,546	$6,546	$—	$—	$—

Forward Looking Statement Disclaimer

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current plans and actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.  Important factors that could cause actual results to differ include, among others (1) the outcomes of pending putative class action shareholder and derivative lawsuits, and related insurance coverage, (2) the Company’s ability to win new contracts and to execute its growth strategy, (3) risks associated with acquisitions and the integration thereof (including the ability to achieve administrative and operating cost savings and anticipated synergies), (4) the timing and costs of the opening of new programs and facilities or the expansions of existing facilities, (5) the Company’s ability to negotiate contracts at those facilities for which it currently does not have an operating contract, (6) significant charges to expense of deferred costs associated with financing and other projects in development if management determines that one or more of such projects is unlikely to be successfully concluded, (7) results from alternative deployment or sale of facilities such as the new Morgan Academy or the inability to do so, (8) the Company’s ability to complete the construction of the Moshannon Valley Correctional Center as anticipated, (9) changes in governmental policy and/or funding to discontinue or not renew existing arrangements, to eliminate or discourage the privatization of correctional, detention and pre-release services in the United States, or to eliminate rate increase, (10) the availability of financing on terms that are favorable to the Company, (11) fluctuations in operating results because of occupancy levels and/or mix, competition (including competition from two competitors that are substantially larger than the Company), increases in cost of operations, fluctuations in interest rates and risks of operations and (12) the effectiveness of the Company’s internal controls over financial reporting and the ability to certify the effectiveness thereof and to obtain a favorable attestation of the Company’s auditors regarding the Company’s assessment of its internal controls.

ITEM 3.                             Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, the Company is exposed to market risk, primarily from changes in interest rates.  The Company continually monitors exposure to market risk and develops appropriate strategies to manage this risk.  The Company is not exposed to any other significant market risks, including commodity price risk or, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments.  In conjunction with the issuance of the Senior Notes, the Company entered into an interest rate swap of $84.0 million related to the interest obligations under the Senior Notes to a floating rate based on six-month LIBOR.

Interest Rate Exposure

The Company’s exposure to changes in interest rates primarily results from its long-term debt with both fixed and floating interest rates.  The debt on the Company’s consolidated financial statements with fixed interest rates consists of the 8.47% Bonds issued by MCF in August 2001 in connection with the 2001 Sale and Leaseback Transaction and approximately $28.0 million of the Senior Notes (not hedged by the interest rate swap entered into by the Company).  At September 30, 2004, 29.3% of the Company’s consolidated long-term debt ($84.0 million of debt outstanding on the Senior Notes issued in September 2004) was subject to variable interest rates.  The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $210,000 and $630,000 for the three and nine months ended September 30, 2004.  At September 30, 2004, the fair value of the Company’s consolidated fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

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

In connection with the evaluation described above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) during its fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is currently undergoing a comprehensive effort to ensure compliance with Section 404 of the Sarbanes Oxley Act of 2002 for the year ended December 31, 2004.  This effort includes extensive internal control documentation and review under the direction of our Internal Audit department and senior management.  During the course of these activities, the Company has identified certain internal control issues which management believes should be improved.  While the Company’s review continues, the Company has made improvements to its internal controls over financial reporting as a result of its review efforts and will continue to do so throughout the remainder of this year.  These efforts include further formalization of policies and procedures, improvements to training, changes to employee access to certain computer systems, corporate governance and additional monitoring controls.  However, given the short timeframe for compliance, management may learn of deficiencies and/or weaknesses in the Company's internal controls over financial reporting associated with the Company's processes and controls, and there may not be adequate time for remediation and re-testing of such controls.  As management evaluates the Company's internal controls, it cannot be certain that all of the Company's internal controls will be considered effective by management or, if considered effective by management, that the Company's independent auditors will agree with such assessment.  Management will consider these matters when assessing the effectiveness of the Company’s internal control over financial reporting at year-end.

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

ITEM 2.                             Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.                             Defaults Upon Senior Securities

None

ITEM 4.                             Submission of Matters to a Vote of Security Holders

None

ITEM 5.                             Other Information

None

ITEM 6.                             Exhibits

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

CORNELL COMPANIES, INC.

Date: November 9, 2004	By:	/s/ Harry J. Phillips, Jr.
HARRY J. PHILLIPS, JR.
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 9, 2004	By:	/s/ John R. Nieser
JOHN R. NIESER
Treasurer and Acting Chief Financial Officer
(Principal Financial Officer)