Form 10-K
period 2004-12-31
CORNELL COMPANIES INC
filed 2005-03-16
CIK 1016152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2004	Commission File Number 1-14472

CORNELL COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0433642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 West Loop South, Suite 1500, Houston, Texas	77027
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:    (713) 623-0790

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Stock Exchange
Common Stock, $.001 par value per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

Yes  ☒     No   ☐

At March 10, 2005, Registrant had outstanding 13,494,216 shares of its common stock.  The aggregate market value of the Registrant’s voting stock held by non-affiliates as of June 30, 2004 was approximately $179,057,750 based on the closing price of $13.60 per share as reported on the New York Stock Exchange.

Documents Incorporated by Reference

Portions of the Proxy Statement for 2005 Annual Meeting of Stockholders.	Part III

PART I

BUSINESS

Company Overview

Cornell Companies, Inc. (Cornell), incorporated in 1991, is a publicly-traded company whose primary business is in the field of corrections, education, rehabilitation and treatment for adults and juveniles.  We partner with federal, state, county and local government agencies to meet their needs through quality, cost-efficient services and programs, which we believe in turn saves taxpayers’ money.

Our customers include the Federal Bureau of Prisons (BOP), U.S. Marshals Service, Department of Homeland Security, Bureau of Immigration and Customs Enforcement, U.S. Department of Justice Office of Detention Trustee, state Departments of Corrections, county sheriffs, and city, county and state Departments of Human Services.

We provide a continuum of care to adults and juveniles in institutional, residential and community-based settings to help the individuals return to their home communities as productive, responsible citizens.  Our services touch on all areas of an individual’s life.  To help adults and juveniles remain out of the justice system, we provide them with the skills and tools that help them overcome barriers and life issues.  Many of the adults and juveniles placed in our programs have intensive and/or multiple and ongoing issues that must be addressed in order to receive effective treatment to begin the rehabilitation process.

We operate our facilities and programs within the framework of our Seven Key Principles® of Care.  These principles state that our operations must maintain the safety and security of the adults and juveniles placed in our care, our employees and the local community.  They explain how we hold the individuals in our care accountable for their actions and expect them to take responsibility.  Furthermore, we expect our employees to role model appropriate behavior and speech, maintain excellent communication between all parties, and treat everyone with dignity and respect.  Finally, our principles state that the physical environment of our facilities and programs will be clean and attractive.

We provide services in a structured and secure environment offered through our three operating divisions, which are also our reportable segments: (1) adult secure institutions; (2) juvenile justice, educational and treatment programs; and (3) adult community-based corrections and treatment programs.  See Note 16 to the Consolidated Financial Statements for a discussion concerning our segments. Cornell is the successor of several entities that began offering services at various times.  While the juvenile operations commenced in 1973, our adult community-based corrections service line began operations in 1974 and our adult secure service line began in 1984.

As of December 31, our revenue for 2004 was approximately $291.0 million, which represents a 7.1% increase over 2003.  Revenue was approximately $271.6 million for 2003 and approximately $275.1 million for 2002.  The adult secure division made up 39.5% of our 2004 revenue, while the juvenile justice division contributed 43.5% and 17.0% was brought in from the adult community-based corrections division.  Revenue by division in 2003 was as follows: adult secure, 37.6%; juvenile justice, 43.7%; and adult community-based corrections, 18.7%.  Divisional revenue for 2002 was as follows: adult secure, 36.2%; juvenile justice, 45.4%; and adult community-based corrections, 18.4%.

Services offered through our three divisions include incarceration and detention, transition from incarceration, drug and alcohol counseling and treatment, behavioral rehabilitation and treatment, vocational training and academic education for grades 3-12.  As of December 31, 2004, we had operations in 16 states and the District of Columbia, with the total available facility service capacity of 18,228.  Our facility service capacity is comprised of the number of beds currently available for service or available upon completion of construction or renovation of residential facilities and the average program capacity of non-residential community-based programs.

Our website, www.cornellcompanies.com contains additional information on Cornell.  We make available on our website and upon request free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practical after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).  Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or at the SEC’s web site, www.sec.gov.

Each of our Board of Directors’ standing committee charters, our Corporate Governance Guidelines and our Policy of Business Conduct are available, free of charge, through our website or, upon request, in print.  We will post on our internet website all waivers to or amendments of our Policy of Business Conduct, which are required to be disclosed by applicable law and rules of the NYSE listing standards.  Information contained on our website is not part of this report.

The Private Adult Corrections and Juvenile Justice and Treatment Services Industry

Incarceration, detention, education and treatment for adults and juveniles are essential government services.  In the United States, the incarcerated and sentenced populations of adults and juveniles continues to increase while federal, state and local governments face continuing pressures to control costs and improve service quality. These trends have caused a growing acceptance towards outsourcing essential government services and functions.

Private-sector companies, like Cornell, offer the same range of services that governments have historically provided to house and care for adult and juvenile offenders.  They include facility design, construction management, and facility and program operations, such as healthcare and food, security, transportation, education, and rehabilitative programming.

When government agencies contract with private companies, they usually receive the same services at the same or higher quality and for a lower cost than what they can provide.  Although outsourcing essential services has faced opposition in the U.S., public and government acceptance has increased as standards of service improve and cost-savings are documented.  As fiscal budget tightening continues for government agencies, several studies, including “Corrections Privatization Generates Savings and Better Service,” which was conducted by the Rio Grande Foundation, indicate that private prisons not only save money for government entities, but also help contain cost increases of state departments that provided similar services.

Outsourcing has a longer history in the juvenile justice and adult community-based corrections sectors of the industry.  Increasing steadily over the past 50 years, states, counties and local governments have used both for-profit and not-for-profit organizations to meet the needs of troubled youth and adults reintegrating into society after a time in residential treatment or prison.

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

Demand for Adult Secure Institutional Services

The Re-Entry Policy Council reported that the number of individuals released from U.S. prisons was estimated at nearly 650,000 in 2004, while more than 7 million were released from jails across the nation in 2004.  Spending on corrections has outpaced any other state budget item with the exception of health care.  The report states, “Nationally, corrections expenditures have gone from $9 billion in 1982 to $60 billion in 2002.”  Clearly, gaining control over these costs is needed, and one way government agencies have set out to contain the increases is through privatization.

The federal corrections system continues to operate over capacity.  The Bureau of Justice Statistics (BJS) reports that the BOP operated 39% over capacity in 2003, the last full year data is available, which is six percent greater capacity than in 2002.  During 2003, the BOP added more than 9,500 prisoners into its system and 12.6% of the all federal inmates were housed in privately operated facilities.  To accommodate the increasing need for bed space, the federal budget for fiscal year 2005 states, “The BOP is committed to contracting out bed space for low and minimum security inmates.  This will yield cost savings and represents a more flexible approach than additional prison construction. The BOP’s total prison population increased by 10 percent between 2002 and 2003, but its contract population remained largely static. The 2005 Budget places a moratorium on new prison construction while promoting more aggressive BOP contracting with State, local, and private sector prison providers.”

Based on these statistics, we believe that targeted strategic development efforts offering solutions for overcrowded prison systems will offer long-term growth opportunities for Cornell.

Cornell’s Adult Secure Institutional Services Division

Our adult secure institutional services division provides low to maximum-security incarceration services.  This division ensures public safety through the operation of a physically secure environment, meaning that, among other security and safety measures, the premises are routinely patrolled by correctional officers and surrounded by alarmed fences and razor wire, all activity is observed through closed circuit camera systems, and offenders stay on the grounds 24 hours a day, seven days a week.  While incarcerated, we provide offenders with a variety of educational, counseling and vocational programs geared toward a successful return to the community and a subsequent reduction in recidivism.

As of December 31, 2004, we operated nine facilities with an aggregate service capacity of 7,940 that provide secure services for incarcerated adults.  Within our adult secure institutional services division we offer the following:

•                                          Low to maximum-security incarceration facilities.

•                                          Facility design, construction and operation.

•                                          Confinement of juveniles adjudicated as adults.

•                                          Use of modern security technology, including electronic controls and surveillance equipment.

•                                          Education courses, such as preparation and testing for the high school General Equivalency Diploma (GED), English as a Second Language (ESL) classes, and Adult Basic Education (ABE).

•                                          Holistic healthcare services, including medical, dental, vision, psychiatric, and individual and group counseling services.

•                                          Substance abuse counseling, including detoxification, testing, counseling, 12-step programs and relapse prevention services.

•                                          Life skills training, including anger management, hygiene, personal finance, employment and housing issues and parenting skills.

•                                          Religious opportunities and culturally sensitive programs.

•                                          Food and laundry service.

•                                          Recreational activities, such as exercise programs, hobby and craft, and leisure opportunities.

Demand for Juvenile Justice, Educational and Treatment Services

The juvenile justice industry sector includes residential, detention, shelter care, and community-based services, along with education, rehabilitation and treatment programs.  This sector is highly fragmented with several thousand providers across the country.  Most of the private providers are small and operate in a specific geographic area.  Both for-profit and not-for-profit organizations operate within the industry.  Many states have programs and services that are regularly put out for competitive bids.  Generally, contract renewals for these services are competitive, which enables Cornell to continue to vie for business in new markets.

Juvenile justice issues are a growing area of concern for many states due to the increasing number of youth within the system and annual expenditures on placement and treatment.  The Office of Juvenile Justice and Delinquency Prevention (OJJDP) reports that nationally as of October 2001, which is the most recent data available, more than 104,000 young people were assigned to 2,980 residential facilities.  These young people were under the age of 21, charged with an offense or court-adjudicated for an offense and placed in a residential facility because of the offense.  According to a June 2004 report by the OJJDP, when comparing privately and publicly operated facilities, private facilities “have a greater proportion of juveniles who have been committed to the facility by the court and a smaller proportion of juveniles who are detained (pending adjudication, disposition, or placement elsewhere).”

The OJJDP reports an increasing need for residential bed space as many facilities report not having enough standard beds for all of their residents.  Standard beds are considered regular bed space for residents.  Makeshift beds, such as cots, bedrolls, mattresses and sofas are not standard beds, just as beds for sick residents in a clinic or segregation beds are not standard beds.  The most recent OJJDP data available on bed space is December 2002 and it states that “nationally, 39 percent of juvenile facilities (privately and publicly operated) reporting bed information held more residents than they had standard beds.”

In addition to a shortage of standard beds, state juvenile justice systems must also deal with the unique needs of specialized populations, such as those with mental health issues.  The National Mental Health Association pointed out in a 2004 study that the prevalence of youth in the juvenile justice system with mental disorders was as high as 60 percent compared to 22 percent in the general population.  The study also pointed out that for those youth who received treatment, the recidivism rate was as much as 25 percent lower than untreated children and teens in study control groups.

Cornell’s Juvenile Justice, Educational and Treatment Services Division

We provide a broad array of services to youth, typically between the ages of 10 and 17, in residential and community-based settings through our juvenile justice, educational and treatment services division.  These programs and services are designed to rehabilitate juveniles, hold them accountable for their actions and behaviors, and help them successfully re-integrate back into the community.

An underlying principle of our juvenile programming is the Balanced and Restorative Justice (BARJ) model.  This philosophy incorporates several aspects of our Seven Key Principles® of Care, such as accountability and responsibility.  However, the model provides a restorative component to the victim, whether it is an individual, family or community.  The use of BARJ gives equal emphasis to accountability, competency development and community protection.

As of December 31, 2004, we operated 23 residential facilities and 15 non-residential community-based programs with a combined total service capacity of 4,877.  Within the juvenile justice services division, we offer the following:

•                                          Diverse treatment settings, including physically-secure, staff-secure and community-based.

•                                          Specialized treatment for unique populations, including females, drug sellers, sex offenders, fire starters and families.

•                                          Wilderness training programs and nationally accredited ropes course challenges.

•                                          Individualized treatment planning and case management.

•                                          Individual, group and family counseling and therapy, cognitive behavior therapy and stress and anger management.

•                                          Substance abuse counseling and treatment, relapse prevention and education.

•                                          Life skills training, such as hygiene, personal finance, employment and housing issues, and parenting skills.

•                                          Accredited alternative and special education services.

•                                          Holistic healthcare services including medical, dental, behavioral health and psychiatric services.

•                                          Recreational activities, exercise programs, hobby and craft, and leisure opportunities.

Demand for Adult Community-Based Corrections and Treatment Services

Community-based corrections services includes supervising adult parolees and probationers.  Parolees are those who have served time in a correctional facility and have been released due to either mandatory conditional release or a parole board decision.  Probationers have been charged with a crime but were sentenced to probation in lieu of incarceration.  Some probationers may violate the terms of their probation and be sanctioned with a prison sentence.  Services provided can include temporary housing, anger management, personal finance training, employment assistance, academic opportunities, vocational training and substance abuse or addiction counseling.  The market is fragmented with several thousand providers across the country.  For profit and not-for-profit organizations provide these services, however, most of them are small and operate in a specific geographic area.

Just as the other market segments in which Cornell competes have experienced growth, so, too, has community-based corrections.  This is not unexpected since most incarcerated individuals pass into community-based or parole programs after serving a period of time in prison.  Based on currently available statistics by the BJS, the number of adults supervised on parole or probation reached a record high of 4,848,575 at year-end 2003.  From 2002 to 2003, the U.S. parole population increased 3.1 percent and the probation population grew 1.2 percent.  The BJS reported that the states of Texas and California had a combined community-based corrections population of more than 1 million people in 2003, which represents approximately 20 percent of all parolees and probationers in the U.S.

The BJS reports that in 2003, 49% of probationers had been convicted of a felony offense and 25%  had drug-related offenses. This population requires substance abuse counseling and treatment to help them remain out of the criminal justice system.  A 2002 survey conducted by the Texas Department of Criminal Justice indicated that nearly 30 percent of Texans under community-based corrections supervision needed help with alcohol and other drug usage, and nearly 23 percent needed financial management skills.

Cornell’s Adult Community-Based Corrections and Treatment Services Division

Through our adult community-based corrections and treatment services division, we serve individuals who have been granted parole or sentenced to probation.  Probationers are typically placed in community-based correctional settings prior to release into the community.  These individuals usually spend three to nine months in such a facility so they can put their lives back together again to live productively in society.

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

As of December 31, 2004, we operated 15 residential community-based correctional facilities and six non-residential community-based programs with a combined total service capacity of 3,897. Within this division, we offer the following:

•                                          Minimum-security and staff-secure residential services.

•                                          Home confinement and electronic monitoring.

•                                          Employment training and assistance.

•                                          Education, including preparation and testing for the GED, ABE, computer courses, college-level courses and libraries.

•                                          Vocational training.

•                                          Individual, group and family counseling and therapy, cognitive behavior therapy and stress and anger management;

•                                          Substance-abuse counseling and treatment, including detoxification, testing, 12-step programs and relapse prevention services; and

•                                          Life skills training, including anger management, hygiene, housing issues, personal finance and parenting skills.

Marketing and Business Development

Our principal customers are federal, state and local government agencies responsible for adult and juvenile corrections, treatment and educational services.  We manage our business development efforts to address opportunities available in all of our divisions and potential markets.  We respond to Requests for Proposals (RFPs), but have also positioned ourselves to seek and develop sole source opportunities and pursue accretive acquisitions.

Government agencies generally procure services from the private sector through a proposal process, which consists of several steps.  It begins with the issuance of an RFP to which numerous companies can respond by submitting a written proposal.  The process concludes with the agency awarding the contract, which commences the construction or operation of the facility.  In addition to costs, government agencies consider numerous other factors when awarding contracts including a bidders’ experience and qualifications.

If we believe a project described in an RFP is consistent with our strategic business plan, we will submit a proposal.  When responding to RFPs, we incur costs that typically range from $10,000 to $100,000 per proposal.  In order to determine the prospective client’s specific needs.  Additionally, we may incur substantial costs to acquire options to lease or purchase land for a proposed facility, lease or purchase an existing building to house a program, and/or engage outside consulting and legal expertise related to a particular RFP.  The preparation of a response usually requires five to 15 weeks. The award process usually takes an additional three to nine months.  If the RFP is for managing or operating an existing facility, the selected company generally begins operations within 30 days of receiving the award.  If new construction is required by the contract, the selected company’s operation of the facility generally begins between 18 and 36 months after the award is made.

When a contract requires construction of a new facility, our success depends, in part, on our ability to acquire real property on desirable terms and in satisfactory locations.  We anticipate that most new facilities will be constructed in rural areas.  In cases where the contract requires facilities in or near populous areas, we anticipate legal action and other forms of opposition from local residents surrounding certain proposed sites.  We may incur significant expenses in responding to such opposition and there can be no assurance of success.  In addition, we may choose not to respond to an RFP or may withdraw a submitted proposal if legal action or other forms of opposition are anticipated or encountered.

We pursue sole source opportunities in certain markets.  We meet with appropriate personnel from potential government agencies to best determine the agency’s distinct needs.  We may also receive inquiries from or on behalf of government agencies considering privatization of certain facilities or contracting with private providers.  When such an inquiry is received, we conduct a due diligence process to determine if a need for our services truly exists and if the local community’s legal and political climate supports privatization.  We then analyze the projects costs to determine project feasibility.

From time to time, we receive unsolicited opportunities for acquisitions.  We focus only on those opportunities that we believe will align with our operating approach and will add to earnings.

Contracts

Our facility operating contracts generally provide that we will be compensated at an occupant per diem rate, fees for treatment service, guaranteed take-or-pay or cost-plus reimbursement.  Factors we consider in determining billing rates include (1) the specified programs provided for by the contract and the related staffing levels, (2) wage levels customary in the respective geographic area, (3) whether the proposed facility is to be leased or purchased, and (4) the anticipated average occupancy levels that we believe could reasonably be maintained.  Compensation is invoiced in accordance with the applicable contract and is typically paid on a monthly basis.  Some of our juvenile education contracts provide for annual payments.

We pursue new contracts that leverage our existing infrastructure and capabilities.  Although the majority of our opportunities are other than take-or-pay contracts, we pursue guaranteed take-or-pay contracts.  Take-or-pay contracts provide a fixed minimum revenue stream regardless of occupancy, thereby adding increased stability to our revenue stream.  All of the other types of contracts produce revenue that varies with the number of individuals housed or served, the types of services provided and/or the frequency of the service.  At any given time, we may have projects in development without a service contract or a commitment for the same in effect and the appropriate divisional management assesses the market demand of our services and continue to monitor the needs of the market for opportunities to leverage these projects.

Quality of Operations

Independent accreditation by various oversight and regulatory organizations demonstrates that a facility meets nationally accepted professional standards for quality operations, facility design, management and maintenance.  Accrediting entities include the American Correctional Association (ACA) and National Commission on Correctional Health Care (NCCHC) for the adult secure institution and adult community-based corrections and treatment services sectors, and the Joint Commission on Accreditation of Healthcare Organizations (JCAHO), Departments of Public Welfare, Departments of Protective and Regulatory Services, and Departments of Human Services and Education for the juvenile justice, educational and treatment services sector.

ACA standards are the national benchmark for the effective operation of correctional facilities throughout the United States.  They address services, programs, and operations essential to safe and quality correctional management. Standards have been established for administrative and fiscal controls, staff training and development, physical plant, safety and emergency procedures, sanitation, food service, and rules and discipline.  ACA accreditation is an important indicator of improved conditions for adult prisons under court order.  Our facilities’ daily operations must perform in accordance with ACA accreditation standards as stated in our policies and procedures.  Accreditation and the required standards of operation contribute to the public’s increased acceptance of Cornell and our services.

Internal quality control, conducted by our senior facility staff and executive officers, takes the form of periodic operational, programming and fiscal audits; facility inspections; regular review of logs, reports and files; and strict maintenance of personnel standards, including an active training program.  Each of our facilities develops its own training plan that they review, evaluate, and update annually.

All adult correctional officers undergo a minimum 40-hour orientation upon their hiring and receive academy-level training amounting to 120 hours and on-the-job training of up to 80 hours.  Each correctional officer also receives up to 40 hours of continuing education and training annually.  All juvenile justice, educational and treatment employees undergo a minimum 80-hour orientation upon their hiring and also receive up to 40 hours of continuing education and training annually.

Facilities

As of December 31, 2004, we operated 68 facilities and had two facilities under development or construction: the Moshannon Valley Correctional Center in Phillipsburg, Pennsylvania, and the New Morgan Academy in Morgantown, Pennsylvania.  Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Uncertainties Related to Certain Facilities” for a detailed discussion concerning the New Morgan Academy.  Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant 2004 Events” for a detailed discussion concerning the Moshannon Valley Correctional Center.  In addition to providing management services, we develop, design and/or construct many of our facilities.

Either through outright ownership or long-term leases, we control operating facilities representing a large majority of our revenues.  We believe that such control increases the likelihood of contract renewal, allows us to expand existing facilities and thereby realize economies of scale and enhances our ability to win new contracts and control repair costs.  In addition, we believe that long-term control of our operating facilities allows us to better manage cost escalation pressures.

The following table summarizes certain additional information with respect to our facilities as of December 31, 2004.  As indicated, the majority of the facilities to which we provide services are either owned or leased under long-term leases, which are generally under terms ranging from one to 45 years.

Facility Name and Location	Total Service Capacity (1)	Initial Contract Date (2)	Company Owned/ Leased or Managed (3)

Adult Secure Institutional Facilities:

Baker Community Correctional Center	262	1987	Owned
Baker, California
Big Spring Correctional Center	2,646	(4)	Leased (5)
Big Spring, Texas
D. Ray James Prison	1,640	1998	Leased (5)
Folkston, Georgia
Donald W. Wyatt Detention Center	357	1992	Managed
Central Falls, Rhode Island
Great Plains Correctional Facility	766	(6)	Leased (5)
Hinton, Oklahoma
Leo Chesney Community Correctional Center	200	1988	Leased
Live Oak, California
Regional Correctional Center (7)	970	2004	Leased
Albuquerque, New Mexico
Valencia County Detention Center	158	2000	Managed (8)
Los Lunas, New Mexico
Walnut Grove Youth Correctional Facility	941	2004	Managed
Walnut Grove, Mississippi

Juvenile Justice, Educational and Treatment Facilities: Residential Facilities

Alexander Youth Services Center	143	2001	Managed
Alexander, Arkansas
Campbell Griffin Treatment Center	122	1996	Leased (5)
San Antonio, Texas
Contact	51	(9)	Owned
Wauconda, Illinois
Cornell Abraxas I	274	1973	Leased (5)
Marienville, Pennsylvania
Cornell Abraxas II	23	1974	Owned
Erie, Pennsylvania
Cornell Abraxas III	24	1975	Owned
Pittsburgh, Pennsylvania
Cornell Abraxas Center for Adolescent Females	108	1989	Owned
Pittsburgh, Pennsylvania
Cornell Abraxas of Ohio	108	1993	Leased (5)
Shelby, Ohio
Cornell Abraxas Youth Center	72	1999	Leased
South Mountain, Pennsylvania

(Table continued on following page)

Facility Name and Location	Total Service Capacity (1)	Initial Contract Date (2)	Company Owned/ Leased or Managed (3)

Juvenile Justice, Educational and Treatment Facilities:
Residential Facilities (Continued)

Danville Center for Adolescent Females	64	1998	Managed
Danville, Pennsylvania
DuPage Adolescent Center	38	(9)	Owned
Hinsdale, Illinois
Erie Residential Behavioral Health Program	17	1999	Owned
Erie, Pennsylvania
Jos-Arz Academy	70	2003	Leased
Washington, D.C.
Leadership Development Program	120	1994	Leased
South Mountain, Pennsylvania
Maple Creek Home	8	(9)	Owned
Matteson, Illinois
Psychosocial Rehabilitation Unit	13	1994	Owned
Erie, Pennsylvania
Residential School	32	(9)	Owned
Matteson, Illinois
Salt Lake Valley Detention Center	160	1996	Managed
Salt Lake City, Utah
Schaffner Youth Center	63	2001	Managed
Steelton, Pennsylvania
Southern Peaks Regional Treatment Center	160	2004	Owned
Canon City, Colorado
South Mountain Secure Treatment Unit	56	1997	Managed
South Mountain, Pennsylvania
Texas Adolescent Treatment Center	124	2003	Leased
San Antonio, Texas
Woodridge	163	(9)	Owned
Woodridge, Illinois

Juvenile Justice, Educational and Treatment Facilities:
Non-Residential Facilities

Adams Behavioral Health Services	70	1998	Leased
Oxford, Pennsylvania
Cornell Abraxas Parenting Academy	36	1999	Leased
Harrisburg, Pennsylvania

(Table continued on following page)

Facility Name and Location	Total Service Capacity (1)	Initial Contract Date (2)	Company Owned/ Leased or Managed (3)

Juvenile Justice, Educational and Treatment Facilities:
Non-Residential Facilities (Continued)

Delaware Community-Based Programs	66	1994	Leased
Milford, Delaware
Erie Behavioral Health Services	50	1997	Owned
Erie, Pennsylvania
Harrisburg Community-Based Programs	575	1996	Leased
Harrisburg, Pennsylvania
Harrisburg Day Treatment	45	1996	Leased
Harrisburg, Pennsylvania
Leadership Academy/ACTS Program	600	2001	Managed
Harrisburg, Pennsylvania
Lebanon Alternative Education	225	2004	Managed
Lebanon, Pennsylvania
Lehigh Valley Community-Based Programs	60	1992	Leased
Lehigh Valley, Pennsylvania
Lycoming/Clinton Behavioral Health Services	50	1998	Leased
Williamsport, Pennsylvania
Non-Residential Detention/Non-Residential Treatment	91	1999	Leased
Harrisburg, Pennsylvania
Philadelphia Alternative Education	165	2004	Managed
Philadelphia, Pennsylvania
Philadelphia Community-Based Programs	71	1992	Owned
Philadelphia, Pennsylvania
Washington D.C. Community-Based Programs	160	1993	Leased
District of Columbia
WorkBridge	600	1994	Leased
Pittsburgh, Pennsylvania

Adult Community-Based Corrections and Treatment Facilities:
Residential Facilities

Cordova Center	192	1985	Leased (5)
Anchorage, Alaska
Dallas County Judicial Treatment Center	300	1991	Managed
Wilmer, Texas
El Monte Center	55	1993	Leased
El Monte, California
Las Vegas Community Correctional Center	100	2004	Leased
Las Vegas, Nevada
Leidel Comprehensive Sanction Center	150	1996	Leased (5)
Houston, Texas
Marvin Gardens Center	52	1981	Leased
Los Angeles, California
Midtown Center	32	1998	Owned
Anchorage, Alaska

(Table continued on following page)

Facility Name and Location	Total Service Capacity (1)	Initial Contract Date (2)	Company Owned/ Leased or Managed (3)

Adult Community-Based Corrections and Treatment Facilities:
Residential Facilities (Continued)

Northstar Center	135	1990	Leased
Fairbanks, Alaska
Oakland Center	61	1981	Owned
Oakland, California
Parkview Center	112	1993	Leased (5)
Anchorage, Alaska
Reid Community Residential Facility	500	1996	Leased (5)
Houston, Texas
Salt Lake City Center	78	1995	Leased
Salt Lake City, Utah
Seaside Center	48	1999	Leased
Nome, Alaska
Taylor Street Center	177	1984	Leased (10)
San Francisco, California
Tundra Center	85	1986	Leased (5)
Bethel, Alaska

Adult Community-Based Corrections and Treatment Facilities:
Non-Residential Facilities

Dixon Correctional Center (11)	68	2003	Managed
Dixon, Illinois
East St. Louis	164	(9)	Leased
East St. Louis, Illinois
LifeWorks	116	(9)	Leased
Joliet, Illinois
Northside Clinic	252	(9)	Leased
Chicago, Illinois
Southwestern Illinois Correctional Center (12)	671	(9)	Managed
East St. Louis, Illinois
Southwood	549	(9)	Owned
Chicago, Illinois

Facilities Under Development, Construction or Renovation

Moshannon Valley Correctional Center	1,300	(13)	Owned (13)
Philipsburg, Pennsylvania
New Morgan Academy	214	(14)	Owned (14)
New Morgan, Pennsylvania

(1)                      Residential service capacity is comprised of the number of beds currently available for service or available upon the completion of construction or renovation of residential facilities. Service capacity for non-residential programs is based on either contractual terms or our estimate of the number of clients to be served.  These estimates are updated by us at least annually based on the program’s budget and other factors.

(2)                      Date from which we, or our predecessor, have had a contract for services on an uninterrupted basis.

(3)                      We do not incur any facility use costs, such as debt service, rent or depreciation, for facilities that we have a management contract only.  We are responsible for all other facility operating costs at these facilities.

(4)                      The City of Big Spring entered into the Intergovernmental Agreement with the BOP for an indefinite term (until modified or terminated) with respect to the Big Spring Correctional Center, which began operations during 1989.  The Big Spring Operating Agreement, as amended, has a term through 2047 including renewal options at our discretion, pursuant to which we manage the Big Spring Correctional Center for the City of Big Spring.  The portion of the Big Spring Operating Agreement relating to the Cedar Hill Unit has a term of 30 years with four five-year renewal options at our discretion.

(5)                      Facility was sold on August 14, 2001 to Municipal Corrections Finance, L.P. (MCF) as part of our 2001 Sale and Leaseback Transaction as discussed in “Financial Statements and Supplementary Data – Note 12.”

(6)                      The prison is operated pursuant to a one-year contract with nine one-year renewal options between the Oklahoma Department of Corrections and the Hinton Economic Development Authority, or HEDA. HEDA in turn has subcontracted the operations to us under a 30-year operating contract with four five-year renewals.

(7)                      We leased the Regional Correctional Center in January 2003 and have renovated the 970 bed facility which is used to provide adult secure confinement services.   As of December 31, 2004, we operate the facility and continue to have discussions with various agencies that have demonstrated a need and expressed interest for the available bed space.  Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Uncertainties Related to Certain Facilities” for a detailed discussion concerning this facility.

(8)                      Our management contract for this facility terminated effective December 31, 2004.

(9)                      The Cornell Interventions programs/facilities contract with numerous agencies throughout Illinois.  Initial contract dates vary by agency and range from 1974 to 1997.

(10)                Facility was initially financed with our synthetic lease financing arrangement under our amended 2000 Credit Facility. The amended 2000 Credit Facility was refinanced in 2004 through our issuance of the Senior Notes.  Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

(11)                We manage a 68 bed dual diagnosis program located within the Special Treatment Center within the state operated Dixon Correctional Center.

(12)                We manage a therapeutic community drug and alcohol program within the state operated Southwestern Illinois Correctional Center.

(13)                We are in the process of constructing the Moshannon Valley Correctional Center.  Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant 2004 Events” for a detailed discussion concerning this facility.

(14)                We closed the New Morgan Academy in the fourth quarter of 2002 and are currently considering several options ranging from the sale or lease of the facility to the utilization of the facility for another type of program.  Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Uncertainties Related to Certain Facilities” for further discussion concerning this facility.

Competition

Since our services encompass several diverse markets, we view our competition within market segments. We believe our principal competitors in the adult secure market are Corrections Corporation of America, Inc., The Geo Group, Inc. (formerly Wackenhut Corrections Corporation) and Management and Training Corporation.  Although the adult community-based corrections and treatment and juvenile justice, educational and treatment services markets generally have a large number of smaller operators, some of our main competitors in the juvenile justice, educational and treatment services market include Correctional Services Corporation, Inc., Securicor New Century, Ramsay Youth Services and other smaller regional operators. Our larger competitors in the adult community-based corrections and treatment services market include Bannum, Gateway, Salvation Army, Volunteers of America and other smaller regional operators.

Employees

At December 31, 2004, we had 3,931 full-time employees and 261 part-time employees.  We employ management, administrative and clerical, security, educational and counseling services, health services and general maintenance personnel.  Approximately 475 employees at five of our facilities are represented by unions.

Regulations

The industry in which we operate is subject to federal, state and local regulations administered by a variety of regulatory authorities.  Generally, prospective providers of correctional, detention, educational, treatment and community-based services must comply with a variety of applicable federal, state and local regulations, including education, healthcare and safety regulations.  Our contracts frequently include extensive reporting requirements, including mandatory supervision with on-site monitoring by representatives of our contracting government agencies.

In addition to regulations requiring certain contracting government agencies to enter into a competitive bidding procedure before awarding contracts, the laws of certain jurisdictions may also require us to award subcontracts on a competitive basis or to subcontract with businesses owned by women or members of minority groups.

Business Concentration

For the years ended December 31, 2004, 2003 and 2002, 23.8%, 21.7% and 20.9%, respectively, of our consolidated revenues were derived from multiple contracts with the BOP.

Insurance

We maintain general liability insurance for all of our operations at an amount equal to $10 million per occurrence per facility and in the aggregate.  We also maintain insurance in amounts management deems adequate to cover property and casualty risks, workers’ compensation, and directors’ and officers’ liability.

Our contracts and the statutes of certain states in which we operate typically require us to maintain insurance.  Our contracts provide that, in the event we do not maintain such insurance, the contracting agency may terminate its agreement with us.  We believe that we are in compliance in all material respects with these requirements.

ITEM 2.                             PROPERTIES

We lease office space for our corporate headquarters in Houston, Texas and regional administrative offices in Ventura, California, Pittsburgh, Pennsylvania and Chicago, Illinois.  We also lease various facilities we are currently operating or developing.  For a listing of owned and leased facilities, see “Business - Facilities.”

ITEM 3.                             LEGAL PROCEEDINGS

Southern Peaks Regional Treatment Center

On January 5, 2004, we initiated legal proceedings in the lawsuit styled Cornell Corrections of California, Inc. v. Longboat Global Advisors, LLC, et al., No.2004 CV-79761 in the Superior Court of Fulton County, Georgia under theories of fraud, conversion, breach of contract and other theories to determine the location of and to recover funds previously deposited by us into what we believed to be an escrow account in connection with the development and construction of the Southern Peaks Regional Treatment Center.  Of the funds previously deposited, approximately $5.4 million remains to be recovered at December 31, 2004.  In December 2004, the case was tried before a jury and the jury returned a verdict awarding approximately $6.5 million in compensatory damages and approximately $1.4 million in punitive damages, plus attorney’s fees.  Currently, we expect the defendants to move for a new trial and that no judgment will be entered on the verdict until after these motions for a new trial have been heard and ruled on by the court.  If the court denies any filed motions for a new trial and enters a judgment on the jury verdict we expect that the actual damages awarded under the verdict will be adjusted downward to the $5.4 million actually lost by us and that the punitive damages award may be adjusted downward because of a Georgia statute regarding caps on punitive damages awards.  The award for compensatory damages accrues pre-judgment interest at a rate of 7 percent from the date of loss through the date of judgment.  Following the jury verdicts, we collected approximately $0.4 million in January 2005 in funds which had been previously frozen under a temporary restraining order issued at the time that we commenced this litigation.  Due to the continued uncertainty surrounding any motions for new trial and the ultimate recovery of the funds previously deposited, we will continue to maintain our existing reserve of approximately $5.1 million in an allowance for doubtful accounts.

Shareholder Lawsuits

In March and April 2002, the company, Steven W. Logan (our former President and Chief Executive Officer), and John L. Hendrix (our former Chief Financial Officer), were named as defendants in four federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division.  The aforementioned lawsuits were putative class action lawsuits brought on behalf of all purchasers of our common stock between March 6, 2001 and March 5, 2002 and relate to our restatement in 2002 of certain financial statements.  The lawsuits involved disclosures made concerning two prior transactions executed by us: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction.  These four lawsuits were consolidated into the Graydon Williams action and Flyline Partners, LP was appointed lead plaintiff.  As a result, a consolidated complaint was filed by Flyline Partners, LP.  Richard Picard and Anthony Scolaro were also named as plaintiffs.  Since then, the court has allowed plaintiffs to file an amended consolidated complaint. The amended consolidated complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5

promulgated under Section 10(b) of the Exchange Act, Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933 (the “Securities Act”) and/or Section 15 of the Securities Act.  The amended consolidated complaint seeks, among other things, restitution damages, compensatory damages, rescission or a rescissory measure of damages, costs, expenses, attorneys’ fees and expert fees.  A motion to dismiss is currently pending.

In March 2002, the company, our directors, and our former independent auditor Arthur Andersen LLP, were sued in a derivative action styled as William Williams, Derivatively and on Behalf of Nominal Defendant Cornell Companies, Inc. v. Anthony R. Chase, et al., No. 2002-15614, in the 127th Judicial District Court of Harris County, Texas.  The lawsuit related to our restatement in 2002 of certain financial statements.  The lawsuit alleged breaches of fiduciary duty by all of the individual defendants and asserted breach of contract and professional negligence claims only against Arthur Andersen LLP.  This lawsuit has been dismissed without prejudice by agreement.

On January 27, 2004, we received a letter from William Williams, the plaintiff in the William Williams action discussed above, demanding that we pursue breach of fiduciary duty claims against various officers and directors based on the August 2001 sale leaseback transaction and the subsequent restatement. We have issued a preliminary response to the letter indicating that the Board will consider the request and inform Mr. Williams of its decision.

In May and June 2002, the company and our directors were sued in three other derivative lawsuits styled as follows: (1) Juan Guitierrez, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1812, in the United Stated District Court for the Southern District of Texas, Houston Division; (2) Thomas Pagano, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1896, in the United Stated District Court for the Southern District of Texas, Houston Division; and (3) Jesse Menning, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. 2002-28924, in the 164th Judicial District Court of Harris County, Texas.  These lawsuits relate to our restatement in 2002 of certain financial statements.  These lawsuits all allege breaches of fiduciary duty and waste of corporate assets by all of the defendants.  A motion to dismiss the Guitierrez and Pagano lawsuits was filed.  The court dismissed the Pagano action as duplicative of the Guitierrez action.  The motion to dismiss the Guitierrez action is still pending.  The Menning action has been dismissed, but with an agreement that the plaintiff’s claims as to Cornell are tolled until 30 days following the final resolution of the Guitierrez case, including any appeals.

The plaintiffs in these cases have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty.  However, we believe we have good defenses and intend to vigorously defend against the claims asserted in these actions.  We have not recorded any loss accruals related to these claims.

Certain insurance policies held by us to cover potential director and officer liability may limit our cash outflows in the event of a decision adverse to us in the matters discussed above.  However, if an adverse decision in these matters exceeds the insurance coverage or if the insurance coverage is deemed not to apply to these matters, an adverse decision to us in these matters could have a material adverse effect on us, our financial condition, results of operations and future prospects.

Other

Additionally, we currently and from time to time are subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries or for wrongful restriction of or interference with offender privileges and employment matters. If an adverse decision in these matters exceeds our insurance coverage, or if our coverage is deemed not to apply to these matters, or if the underlying insurance carrier were unable to fulfill their obligation under the insurance coverage provided, it could have a material adverse effect on our financial position, results of operations or cash flows.

During the period of August 2000 through May 2003, our general liability and professional liability coverage was provided by Specialty Surplus Insurance Company, a Kemper Insurance Company (“Kemper”) group member.  In June 2004, the Illinois Department of Insurance gave Kemper permission to proceed with a run-off plan it has previously submitted.  The three-year plan is designed to help Kemper meet its goal of resolving, the maximum extent possible, all valid policyholder claims.

In view of the risks and uncertainties involved in implementing the plan, including the need to achieve significant policy buybacks, commutation of reinsurance agreements, and further agreements with regulators, no assurance can be given that the plan will be successfully implemented by Kemper.  At December 31, 2004, we recorded a charge of $0.6 million, and have estimated our range of additional exposure to be $0.5 million with respect to outstanding claims incurred during this policy period with Kemper which would become our obligation to resolve if not previously settled through Kemper.

While the outcome of such matters cannot be predicated with certainty, based on the information known to date, management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position, operating results or cash flow.

Securities and Exchange Commission Investigation

Following the restatement of our 2001 financial statements in 2002, the SEC initiated an investigation into the circumstances leading to this restatement.  The SEC made an initial inquiry in 2002, and in July 2003, we received additional information requests to which we responded and cooperated in a timely manner.  In October 2004, we received correspondence from the staff of the SEC indicating that the SEC’s investigation had been terminated and no enforcement action had been recommended.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders during the fourth quarter of 2004.

PART II

ITEM 5.        MARKET FOR CORNELL COMPANIES, INC. COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently listed on the New York Stock Exchange (“NYSE”) under the symbol “CRN.”  As of March 10, 2005, there were 39 record holders and approximately 1,804 beneficial holders of common stock.  The quarterly high and low closing sales prices for our common stock from January 1, 2003 through March 10, 2005 are shown below.

	High	Low

2003:
First Quarter	$9.46	$6.55
Second Quarter	15.14	8.12
Third Quarter	16.98	14.80
Fourth Quarter	16.70	11.13
2004:
First Quarter	$13.75	$11.36
Second Quarter	14.05	11.20
Third Quarter	14.62	11.75
Fourth Quarter	15.33	12.21
2005:
First Quarter (through March 10, 2005)	$15.64	$13.90

We have never declared or paid cash dividends on our capital stock.  We currently intend to retain excess cash flow, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future.  The payment of dividends is within the discretion of the Board of Directors and is dependent upon, among other factors, our results of operations, financial condition, capital requirements, restrictions, if any, imposed by financing commitments and legal requirements. Our 10.75% Senior Notes, as well as our revolving credit facility, dated as of June 24, 2004 (the “2004 Credit Facility”), contain certain restrictions on our ability to pay dividends.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

We did not purchase any of our common stock in the fourth quarter of 2004.

The following table summarizes as of December 31, 2004, certain information regarding equity compensation to our employees, officers, directors, and other persons under the Company’s plans:

(C)
Number of
Securities Remaining
	(A)		Available for
	Number of	(B)	Future Issuance
	Securities to be	Weighted-average	Under Equity
	Issued upon	Exercise Price of	Compensation
	Exercise of Out-	Outstanding	Plans (Excluding
	standing Stock	Stock Options	Securities Reflected
	Options and Warrants	and Warrants	in Column A)

Plan Category
Equity compensation plans approved by security holders	726,268	$11.51	688,744	(1)
Equity compensation plans not approved by security holders	323,271	$8.05	252,812	(2)
Total	1,049,539	$10.44	941,556

(1)          Includes 220,948 shares issuable pursuant to the Company’s Employee Stock Purchase Plan and 131,874 shares issuable pursuant to the Company’s 2000 Director Stock Plan.  Also includes 335,922 shares issuable pursuant to the Company’s Amended and Restated 1996 Stock Option Plan.  The total number of shares issuable pursuant to the Company’s Amended and Restated 1996 Stock Option Plan is equal to the greater of 1,500,000 shares or 15.0% of the number of shares issued and outstanding immediately after the grant of any option under the Plan.

(2)          Includes 100,000 shares issuable pursuant to the Company’s Deferred Compensation Plan and 152,812 shares issuable pursuant to the Company’s 2000 Broad-Based Employee Plan.  The number of shares issuable pursuant to the Company’s 2000 Broad-Based Plan is equal to the greater of 400,000 shares or 4.0% of the shares issued and outstanding immediately after the grant of any option under the Plan.

Equity Compensation Plans Not Approved by Security Holders

Deferred Compensation Plan

We maintain the Cornell Companies, Inc. Deferred Compensation Plan for the purpose of providing deferred compensation for eligible employees.  The Deferred Compensation Plan is a nonqualified plan.

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

Warrants

In conjunction with the issuance of the Subordinated Notes in July 2000, we issued warrants to purchase 290,370 shares of our common stock at an exercise price of $6.70.  The warrants may only be exercised by payment of the exercise price in cash to us, by cancellation of an amount of warrants equal to the fair market value of the exercise price, or by the cancellation of indebtedness owed to the warrant holder.  During 2001, 168,292 shares of common stock were issued in conjunction with the exercise and cancellation of 217,778 warrants; therefore 72,592, warrants remain outstanding at December 31, 2004.

2000 Broad-Based Employee Plan

In December 2000, we adopted the 2000 Broad-Based Employee Plan (the “2000 Plan”).  Pursuant to the 2000 Plan, we may grant non-qualified stock options to our employees, directors and eligible consultants for up to the greater of 400,000 shares or 4.0% of the aggregate number of shares of common stock issued and outstanding immediately after the grant of any option under the 2000 Plan.  The 2000 Plan options vest over a period of up to five years and expire ten years from the grant date.  The vesting schedule and term are set by the Compensation Committee of the Board of Directors.  The exercise price of options issued pursuant to the 2000 Plan can be no less than the market price of our common stock on the date of grant.

Upon notice of an Extraordinary Transaction (as defined in the 2000 Plan), options granted under the 2000 Plan shall become fully vested.  Upon consummation of the Extraordinary Transaction, such options, to the extent not previously exercised, shall terminate.

ITEM 6.                             SELECTED CONSOLIDATED FINANCIAL DATA

The following data has been derived from our audited financial statements, including those included in this Form 10-K for the year ended December 31, 2004 and should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

The consolidated financial statements for the years ended December 31, 2000 and 2001 were  audited by Arthur Andersen LLP who has ceased operations.

	Year Ended December 31,
	2004(1)	2003 (2)	2002	2001 (3)	2000
	(in thousands, except per share data)
Statements of Operations Data:
Revenues	$291,025	$271,632	$275,145	$265,250	$226,050
Income from operations	10,437	24,384	31,577	31,018	29,653
Income (loss) before provision (benefit) for income taxes and cumulative effect of changes in accounting principles	(12,278)	6,730	12,279	6,847	13,507
Income (loss) before cumulative effect of changes in accounting principles	(7,433)	3,970	7,327	3,889	7,969
Cumulative effect of changes in accounting principles, net of related income tax provision (benefit) (4)	—	—	(965)	770	––

Net income (loss)	$(7,433)	$3,970	$6,362	$4,659	$7,969

Earnings (loss) per share:
• Basic
Income (loss) before cumulative effect of changes in accounting principles	$(.56)	$.31	$.57	$.40	$.85
Cumulative effect of changes in accounting principles (4)	$—	$—	$(.08)	$.08	$––
Net income (loss)	$(.56)	$.31	$.49	$.48	$.85

• Diluted
Income (loss) before cumulative effect of changes in accounting principles	$(.56)	$.30	$.55	$.39	$.84
Cumulative effect of changes in accounting principles (4)	$—	$—	$(.07)	$.07	$––
Net income (loss)	$(.56)	$.30	$.48	$.46	$.84

Number of shares used to compute EPS:
• Basic	13,203	12,941	12,911	9,616	9,383
• Diluted	13,203	13,342	13,129	10,069	9,495

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Operating Data:

Residential:
Service capacity (5)	13,590	12,378	11,267	11,267	11,318
Contracted beds in operation (end of period) (6)	11,573	9,566	9,289	9,503	10,061
Average contract occupancy on contracted beds in operation (7) (8)	98.2%	100.1%	98.7%	95.9%	94.3%
Average contract occupancy excluding start-up operations (7) (8)	100.9%	100.5%	98.7%	96.3%	96.0%
Non-Residential:
Service capacity (9)	4,638	4,136	4,177	4,177	3,046

Balance Sheet Data:
Working capital	$107,597	$86,214	$95,988	$97,814	$29,703
Total assets	507,631	449,103	441,291	444,807	336,850
Long-term debt, net of current portion	279,528	227,292	232,258	238,768	191,722
Stockholders’ equity	161,312	166,235	159,952	153,104	104,320

Notes to Selected Consolidated Financial Data

(1)          Income from operations for the year ended December 31, 2004 include charges totaling $10.1 million to record an impairment to the carrying values of three of our juvenile division facilities.  Income (loss) before provision (benefit) for income taxes and cumulative effect of changes in accounting principles for the year ended December 31, 2004 includes a loss on extinguishment of debt of approximately $2.4 million related to the early retirement of the Synthetic Lease’s Investor Notes A and B and the revolving line of credit under our amended 2000 Credit Facility.  Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for a detailed discussion concerning these charges.

(2)          Income from operations for the year ended December 31, 2003 includes a charge of approximately $5.4 million to provide an allowance for an unrecovered escrow deposit.  Refer to Item 3. “Legal Proceedings – Southern Peaks Regional Treatment Center”.

(3)          We adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 145 as required on January 1, 2003.  Prior to the adoption of the provisions of SFAS No. 145, we recorded an extraordinary charge of approximately $2.9 million, net of income taxes of approximately $2.0 million, in  2001 for the early retirement of debt.  As a result of the adoption of the provisions of SFAS No. 145, we reclassified total costs of approximately $4.9 million to loss on extinguishment of debt and the related income tax benefit of approximately $2.0 million to provision for income taxes.  This reclassification is reflected in the 2001 amounts presented in this table.

(4)          For the year ended December 31, 2002, we recognized a cumulative effect of a change in accounting principle charge of approximately $1.0 million, net of income taxes of approximately $0.7 million, related to the impairment of goodwill in connection with the adoption of SFAS No. 142 in January 2002.  For the year ended December 31, 2001, we recognized a cumulative effect of a change in accounting principle benefit of approximately $0.8 million, net of an income tax provision of approximately $0.5 million, related to a change in our method of accounting for durable supplies.

(5)          Residential service capacity is comprised of the number of beds currently available for service or available upon  the completion of construction or renovation of residential facilities.

(6)          At certain residential facilities, the contracted capacity is lower than the facility’s service capacity. We could increase a facility’s contracted capacity by obtaining additional contracts or by renegotiating existing contracts to increase the number of beds covered. However, there is no guarantee that we will be able to obtain contracts that provide occupancy levels at a facility’s service capacity or that current contracted capacities can be maintained in future periods.

(7)          Occupancy percentages reflect less than normalized occupancy during the start-up phase of any applicable facility, resulting in a lower average contract occupancy in periods when we have substantial start-up activities.

(8)          Average contract occupancy percentages are calculated based on actual occupancy for the period as a percentage of the contracted capacity for residential facilities in operation. These percentages do not reflect the operations of non-residential community-based programs. At certain residential facilities, our contracted capacity is lower than the facility’s service capacity. Additionally, certain facilities have and are currently operating above the contracted capacities. As a result, average contract occupancy percentages can exceed 100% if the average actual occupancy exceeded contracted capacity.

(9)          Service capacity for non-residential programs is based on either contractual terms or an estimate of the number of clients to be served. We update these estimates at least annually based on the program’s budget and other factors.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are  a leading provider of correctional, treatment and educational services outsourced by federal, state and local government agencies.  We provide a diversified portfolio of services for adults and juveniles through our three operating divisions: (1) adult secure institutional services; (2) juvenile justice, educational and treatment services and (3) adult community-based corrections and treatment services.  At December 31, 2004, we operated 68 facilities with a total service capacity of 16,714 and had 2 facilities under development, construction or renovation with an aggregate service capacity of 1,514 upon completion.  Our facilities are located in 16 states and the District of Columbia.

The following table sets forth for the periods indicated total residential service capacity and contracted beds in operation at the end of the periods shown, average contract occupancy percentages and total non-residential service capacity.

	Year Ended December 31,
	2004	2003	2002
Residential
Service capacity (1)	13,590	12,378	11,267
Contracted beds in operation (end of period) (2)	11,573	9,566	9,289
Average contract occupancy based on contracted beds in operation (3) (4)	98.2%	100.1%	98.7%
Average contract occupancy excluding start-up operations (3) (4)	100.9%	100.5%	98.7%
Non-Residential
Service capacity (5)	4,638	4,136	4,177

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

(4)          Average contract occupancy percentages are calculated based on actual occupancy for the period as a percentage of the contracted capacity for residential facilities in operation. These percentages do not reflect the operations of non-residential community-based programs. At certain residential facilities, our contracted capacity is lower than the facility’s service capacity. Additionally, certain facilities have and are currently operating above the contracted capacities. As a result, average contract occupancy percentages can exceed 100% if the average actual occupancy exceeded contracted capacity.

(5)          Service capacity for non-residential programs is based on either contractual terms or an estimate of the number of clients to be served. We update these estimates at least annually based on the program’s budget and other factors.

We derive substantially all of our revenues from providing adult corrections and treatment and juvenile justice, educational and treatment services outsourced by federal, state and local government agencies in the United States.  Revenues for our services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis or on a cost-plus reimbursement basis.  For the year ended December 31, 2004, our revenue base consisted of 72.4% for services provided under per diem contracts, 10.6% for services provided under take-or-pay and management contracts, 9.5% for services provided under cost-plus reimbursement contracts, 5.8% for services provided under fee-for-service contracts and 1.7% from other miscellaneous sources.  These percentages are generally consistent with comparable statistics for the years ended December 31, 2003 and 2002.  Revenues can fluctuate from year to year due to changes in government funding policies, changes in the number of clients referred to our facilities by governmental agencies, the opening of new facilities or the expansion of existing facilities and the termination of contracts for a facility or the closure of a facility.

Revenues for our adult secure institutional services division are primarily generated from per diem, take-or-pay and management contracts.  For the years ended December 31, 2002, 2003 and 2004, we realized average per diem rates on our adult secure institutional facilities of approximately $48.21, $47.79 and $48.45, respectively. The increase in the per diem rate for 2004 as compared to 2003 is due primarily to the opening of the two-unit Regional Correctional Center in July and December 2004 and the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004. Additionally, we received per diem rate increases at our Big Spring Correctional Center in September 2003 and March 2004.  The decrease in the average per diem rate in 2003 as compared to 2002 is attributable to a reduction in the per diem rate at a large facility in the second half of 2003 as requested by the contracting agency (we mitigated a portion of this rate reduction by negotiating reductions in the level of service provided).  We continue to experience increasing pressure from contracting governmental agencies to limit or even reduce per diem rates.  Many of these governmental entities are under severe budget pressures and we anticipate that more governmental agencies may approach us about per diem rate concessions.  Decreases, or the lack of anticipated increases, in per diem rates could adversely impact our operating margin.

Factors considered in determining billing rates to charge include: (1) the programs specified by the contract and the related staffing levels, (2) wage levels customary in the respective geographic areas, (3) whether the proposed facility is to be leased or purchased and (4) the anticipated average occupancy levels that could reasonably be maintained.

Revenues for our juvenile justice, educational and treatment services division are primarily generated from per diem, fee-for-service and cost-plus reimbursement contracts.  For the years ended December 31, 2002, 2003 and 2004, we realized average per diem rates on our residential juvenile justice, educational and treatment facilities of approximately $170.98, $164.89 and $165.74, respectively.  The increase in the per diem rate for 2004 as compared to 2003 is due to the opening of the Southern Peaks Regional Treatment Center in August 2004 and rate increases for our Pennsylvania programs and facilities in July 2004.  The decrease in the average per diem rate in 2003 as compared to 2002 is primarily attributable to the closure of the New Morgan Academy in the fourth quarter of 2002. For the years ended December 31, 2002, 2003 and 2004, we realized average fee-for-service rates for our non-residential community-based juvenile facilities and programs, including rates that are limited by Medicaid and other private insurance providers, of approximately $28.82, $28.19 and $30.14, respectively. The increase in the average fee-for-service rate for 2004 as compared to 2003 is due to changes in the mix of the services provided by our various juvenile justice, educational and treatment programs and facilities.  The majority of our juvenile services contracts renew annually.

Revenues for our adult community-based corrections and treatment services division are primarily generated from per diem contracts and fee-for-service contracts.  For the years ended December 31, 2002, 2003 and 2004, we realized average per diem rates on our residential adult corrections and treatment facilities of approximately $58.72, $58.69 and $62.10, respectively.  The increase in the per diem rate for 2004 as compared to 2003 is due to mid-year rate increases at our Alaskan facilities and per diem increases at certain other of our adult community-based residential facilities due to contract renewals and other contractual rate increases.   For the years ended December 31, 2002, 2003 and 2004, we realized average fee-for-service rates on our non-residential adult community-based corrections and treatment facilities and programs of approximately $8.97, $9.67 and $8.59, respectively.  Our average fee-for-service rates fluctuate from year to year due to changes in the mix of services provided by our various adult community-based programs and facilities.

We have historically experienced higher operating margins in our adult secure institutional services and adult community-based corrections and treatment services as compared to the juvenile justice, educational and treatment services division.  Additionally, our operating margins within a division can vary from facility to facility based on whether a facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract, and our ability to increase a facility’s contract revenue.  A decline in occupancy of certain juvenile justice, educational and treatment facilities can have a more significant impact on operating results than the adult secure institutional services division due to higher per diem rates at certain juvenile facilities.  We have experienced and expect to continue to experience interim period operating margin fluctuations due to the number of calendar days in the period, higher payroll taxes in the first half of the year and salary and wage increases and insurance cost increases that are incurred prior to certain contract rate increases.  Moveover, many of the governmental agencies with whom we contract are experiencing budget pressures and may approach us to limit or reduce per diem rates.  Decreases in, or the lack of anticipated increases in, per diem rates could adversely impact our operating margin.  Additionally, a decrease in per diem rates without a corresponding decrease in operating expenses could also adversely affect our operating margin.

We are responsible for all facility operating costs, except for certain debt service and interest or lease payments for facilities where we have a management contract only.  At these facilities, the facility owner is responsible for all debt service and interest or lease payments related to the facility.  We are responsible for all other operating expenses at these facilities. We operated 13 facilities under management contracts at December 31, 2002, 10 facilities at December 31, 2003 and 12 facilities at December 31, 2004.

A majority of our facility operating costs consists of fixed costs.  These fixed costs include lease and rental expense, insurance, utilities and depreciation.  As a result, when we commence operation of new or expanded facilities, fixed operating costs increase.  The amount of our variable operating costs, including food, medical services, supplies and clothing, depend on occupancy levels at the facilities we operate.  Our largest single operating cost, facility payroll expense and related employment taxes and expenses, has both a fixed and a variable component.  We can adjust a facility’s staffing levels and the related payroll expense to a certain extent based on occupancy at a facility, however a minimum fixed number of employees is required to operate and maintain any facility regardless of occupancy levels.  Personnel costs are subject to increases in tightening labor markets based on local economic and other conditions.

We incur pre-opening and start-up expenses including payroll, benefits, training and other operating costs prior to opening a new or expanded facility and during the period of operation while occupancy is ramping up. These costs vary by contract.  Since pre-opening and start-up costs are generally factored into the revenue per diem rate that is charged to the contracting agency, we typically expect to recover these upfront costs over the life of the contract.  Because occupancy rates during a facility’s start-up phase typically result in capacity under-utilization for at least 90 to 180 days, we may incur additional post-opening start-up costs.  We do not anticipate post-opening start-up costs at any adult secure facilities operated under any future contracts with the BOP because these contracts are currently and expected to continue to be take-or-pay contracts, meaning that the BOP will pay at least 80.0% of the contractual monthly revenue once the facility opens, regardless of actual occupancy.

Newly opened facilities are staffed according to applicable regulatory or contractual requirements when we begin receiving offenders or clients.  Offenders or clients are typically assigned to a newly opened facility on a phased-in basis over a one- to six-month period.  Our start-up period for new juvenile operations is 12 months from the date we begin recognizing revenue unless break-even occupancy levels are achieved before then.  Our start-up period for new adult operations is nine months from the date we begin recognizing revenue unless break-even occupancy levels are achieved before then.  Although we typically recover these upfront costs over the life of the contract, quarterly results can be substantially affected by the timing of the commencement of operations as well as the development and construction of new facilities.

Working capital requirements generally increase immediately prior to commencing management of a new or expanded facility as we incur start-up costs and purchases necessary equipment and supplies before facility management revenue is realized.

General and administrative expenses consist primarily of costs for corporate and administrative personnel who provide senior management, legal, finance, accounting, human resources, payroll and information systems, costs of business development and outside professional and consulting fees.

Management Overview

Demand.  Our business is driven generally by demand for incarceration or treatment services, and specifically by demand for private incarceration or treatment services, within our three primary business segments: adult secure institutional services; juvenile justice, educational and treatment services; and adult community-based corrections and treatment services.  The demand for adult and juvenile corrections and treatment services has generally increased at a steady rate over the past ten years, largely as a result of increasingly long sentences and/or mandatory sentences for criminals, increasing demand for incarceration of illegal aliens and a public recognition of the need to provide services to juveniles that will improve the possibility that they will lead productive lives.  Recent suggestions by social commentators and various political or governmental representatives suggest that community-based corrections of adults be emphasized in the future as alternatives to traditional incarceration.  Among other things, we monitor federal, state and industry statistics relative to trends in prison populations, juvenile justice statistics and initiatives, and developments in alternatives to traditional incarceration or detention of adults.

The federal government increasingly is turning to private providers for the incarceration of adults whether they are serving prison sentences, detained as illegal aliens, detained in anticipation of pending judicial administration or transitioning from prison to society.  Chief among the federal agencies which use private providers are the BOP, The Bureau of Immigration, Customs and Enforcement, and the U.S. Marshals Service. We provide adult secure and adult community-based services to the federal government.  Most of the federal involvement in juvenile administration in the federal system is handled via Medicare and Medicaid assistance to state governments. Although there are circumstances in which we may contract with a federal agency on a sole source basis, the primary means by which we secure a contract with a federal agency is via the RFP bidding process.  From time to time, we contract to provide management services to a local governmental unit who then bids on a federal contract.

States and smaller governmental units are divided on the issue of private prisons and private provision of juvenile and community-based programs, although a majority of states permit private provision for our services.  We anticipate that increasing budget pressure on states and smaller governmental units will cause more states and smaller governmental units to turn to private providers such as us to provide these services on a more economical basis.  Although it varies from governmental unit to governmental unit, the primary political forces who oppose privatization of prisons are organized labor and religious groups.

Private juvenile and community-based programs are much more widely accepted and utilized by states and local governmental units than private adult prisons.  Many private providers are organized on a not-for-profit basis, but there are a number of large, for-profit providers of juvenile and community-based programs.  We monitor opportunities in these segments via our corporate and regional development officials.  Many opportunities are not published in any manner and, accordingly, we believe that taking the initiative at the state and local levels is key in developing sole source opportunities, which have become a focus of our Company.

Performance.  We track a number of factors as we monitor financial performance.  Chief  among them are:

•                  capacity (the number of beds within each business segment’s facilities)

•                  occupancy (utilization)

•                  per diem reimbursement rates

•                  operating expenses

Capacity, commonly expressed in terms of a number of beds, is primarily impacted by the number and size of the facilities we own or lease and the facilities which are not owned or leased but which are operated by us on behalf of a third party owner or lessee.  We view capacity primarily as a measure of our development efforts, which may increase capacity by adding new projects or adding to existing projects.  As part of measuring our development efforts, we will assess (a) whether a given development project was brought into service in accordance with our expectation as to time and expense; and (b) the number of projects in development at the relevant point in time.  In addition to the focus on new projects, capacity will reflect our success in renewing and maintaining existing contracts and facilities.  Recently, we have been confronted with the possibility that state or local budgetary limitations may cause the contractual commitment to a given facility to be reduced or even eliminated, which would cause us to secure an alternate customer or close the operation.

Occupancy is typically expressed in terms of percentage of contract capacity utilized.  We look at occupancy to assess the efficacy of both our efforts to market our facilities and our efforts to retain existing customers or contracts.  Because revenue varies directly with occupancy, occupancy is a driver of our revenues. Some of our contracts are “take-or-pay,” meaning that the agency making use of the facility is obligated to pay for beds even though they are not used.  Historically, occupancy percentages have been high and we are mindful of the need to maintain high occupancy levels.  As new development projects are brought into service, occupancy percentages may decline until the projects reach full utilization.  Where we have commitments for utilization before the commencement of operations, occupancy percentages reflects the speed at which a facility achieves full service/implementation. However, we may undertake development projects without written commitments to make full use of a facility. In these instances, we have performed our own assessment, based on discussions with local government representatives and analysis of other factors, of the demand for services at the facility.  There is no assurance that we will recover our initial investment in these projects.  We will monitor occupancy as a measure of the accuracy of our estimation of the demand for the services of a development facility.

Per diem reimbursement rates are the other key element of our gross revenue and operating margin since per diem contracts represent a majority of our revenues (72.4% for the year ended December 31, 2004).  Per diem rates are a function of negotiation between management and a governmental unit at the inception of a contract or through the RFP process.  Actual per diem rates vary dramatically across our business segments, and then within each business segment depending upon the particular service or program provided. The initial per diem rates often change during the term of a contract in accordance with a schedule.  The amount of the change can be a fixed amount set forth within the contract, an amount determined by formulas set forth within the contract or an amount determined by negotiations between management and the governmental unit (often these negotiations are along the same lines as the original per diem negotiation – a review of expenses and approval of an amount to recompense for expenses and assure the potential of an operating profit).  In recent years, as budgetary pressures on governmental units have increased, some of our governmental customers  have negotiated relief from formulaic increase provisions within their agreements or have declined to include in their appropriation legislation amounts that would increase the per diem rates payable under the contract (needed  in some cases to offset operating expense increases).  Although we have mitigated a portion of the impact of these developments by negotiating services provided or obtaining commitments for increased volume, we have taken steps primarily in the area of legislative and governmental monitoring and lobbying to avoid these sorts of adverse developments in the future.  We will continue to monitor per diem rates as a measure of negotiation skill, customer service, management and maintenance, political and business astuteness.

We track several different areas of our operating expenses.  Foremost among these expenses are employee compensation and benefits and expenses, risk related areas such as general liability, medical and worker’s compensation, client/inmate costs such as food, clothing and programming costs, financing costs and administrative overhead expenses. Increases or decreases in one or more of these items, such as our recent experience with rising insurance costs, can have a material effect on our financial performance.  We are particularly monitoring the costs of complying with the Sarbanes-Oxley Act of 2002, both in terms of fees paid to third parties, such as independent auditors and consultants, as well as internal administrative costs.

We recognize that our operating margins are subject to pressure from a variety of factors, but most notably rising costs and governmental and agency budgetary constraints.  We also believe that successful development of higher margin and low capital projects is key to mitigating such pressure.  We have several development projects committed and in various stages of completion. Until those projects are completed and brought into full service, we will monitor operations and existing customer relationships in an attempt to minimize the duration of start-up periods and the related pressure on operating margins.

Significant 2004 Events

Acquisition of the Walnut Grove Youth Correctional Facility Management Contract

In June 2004, we acquired a management contract to operate a 976 bed secure youth offender correctional facility in Walnut Grove, Mississippi, the Walnut Grove Youth Correctional Facility, from Tuscolameta, Inc.  This facility houses 13-20 year-old males and provides academic and vocational training, along with drug and alcohol education and treatment.  Group and individual counseling and recreational opportunities are also provided. The management contract has a remaining term of 2 ½ years with a renewal option for an additional two-year term.

We acquired the management contract and certain assets and liabilities for a total purchase price of approximately $3.0 million, which was allocated as follows (in thousands):

Accounts receivable	$584
Contract value	2,405
Prepaid supplies	188
Fixed assets	271
Non-compete agreement	300
Accounts payable and accrued liabilities	(748)
Net assets	$3,000

The fair market value of the management contract was determined based on projected discounted future cash flows.  We are amortizing the management contract value of approximately $2.4 million over the expected useful life of the management contract of 4.5 years.  The expected useful life of the contract includes two-one year options.  Amortization expense was approximately $0.3 million for the year ended December 31, 2004.

Southern Peaks Regional Treatment Center

On January 5, 2004, we initiated legal proceedings in the lawsuit styled Cornell Corrections of California, Inc. v. Longboat Global Advisors, LLC, et al., No.2004 CV-79761 in the Superior Court of Fulton County, Georgia under theories of fraud, conversion, breach of contract and other theories to determine the location of and to recover funds previously deposited by us into what we believed to be an escrow account in connection with the development and construction of the Southern Peaks Regional Treatment Center.  Of the funds previously deposited, approximately $5.4 million remains to be recovered at December 31, 2004.  In December 2004, the case was tried before a jury and the jury returned a verdict awarding approximately $6.5 million in compensatory damages and approximately $1.4 million in punitive damages, plus attorney’s fees.  Currently, we expect the defendants to move for a new trial and that no judgment will be entered on the verdict until after these motions for a new trial have been heard and ruled on by the court.  If the court denies any filed motions for a new trial and enters a judgment on the jury verdict we expect that the actual damages awarded under the verdict will be adjusted downward to the $5.4 million actually lost by us and that the punitive damages award may be adjusted downward because of a Georgia statute regarding caps on punitive damages awards.  The award for compensatory damages accrues pre-judgment interest at a rate of 7 percent from the date of loss through the date of judgment.  Following the jury verdicts, we collected approximately $0.4 million in January 2005 in funds which had been previously frozen under a temporary restraining order issued at the time that we commenced this litigation.  Due to the continued uncertainty surrounding any motions for a new trial and the ultimate recovery of the funds previously deposited, we will continue to maintain our existing reserve on the receivable of approximately $5.1 million in an allowance for doubtful accounts.

Construction of the Southern Peaks Regional Treatment Center was substantially completed in July 2004.  We purchased the property in September 2004 and served as the construction supervisor in lieu of the developer and assumed the developer’s rights and obligations under the construction contract (except that the developer remained as contractor for certain of the infrastructure serving the facility).  As of December 31, 2004, we had invested approximately $17.5 million in the property and related furniture and equipment.  The facility began receiving clients in August 2004.  We currently anticipate that the facility will be fully ramped up during the second half of 2005.

New Morgan Academy

We closed the New Morgan Academy in the fourth quarter of 2002 and are currently considering several options ranging from the utilization of the facility for another type of program or the sale or lease of the facility. As of December 31, 2004, we are focusing our efforts on the possible sale or lease of the facility to certain governmental agencies in Pennsylvania, as well as private enterprises.  We are maintaining a small staff to secure and maintain the facility.  We have recognized pre-tax costs of $13.5 million (including an impairment charge of $9.3 million as discussed below) in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2004 for related holding costs (depreciation, interest, property, taxes and other maintenance costs).

At December 31, 2004, as a result of our analysis pursuant to the requirements of SFAS No. 144, we determined that the carrying amount of the New Morgan Academy was not fully recoverable and exceeded its fair value (as based on current estimates of future cash flows).  The developing inability during late 2004 of various governmental agencies with whom we have been in negotiations to obtain the level of funding to contract with us for the use of the New Morgan Academy has indicated an expectation of continuing losses associated with this facility.  Accordingly, we believe that, pursuant to the provisions of SFAS No. 144, an impairment charge of $9.3 million was required and such charge has been recognized in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2004.  The carrying value of the property and equipment for the New Morgan Academy, after the impairment charge, was approximately $20.4 million at December 31, 2004.

Las Vegas Center

In June 2003, the BOP issued a Request for Proposal (RFP) for the operation of a 65 bed adult community-based correctional center in Clark County, Nevada.  We submitted a proposal in September 2003 and received requests for clarifications to our proposal in January and February 2004. We purchased a building in January 2004 in anticipation of winning the contract award.  We were awarded the contract in July 2004 and assumed the contract from the previous operator in December 2004.  The initial contract is for two years with three one-year renewal options and will generate an estimated $1.3 million in annualized revenue. The population for the contract will consist of 10% adult females and 90% adult males.  We purchased and renovated the facility at a cost of approximately $2.6 million and have increased the service capacity of the facility to 100 beds.

Central California Treatment Center

In January 2004, we purchased a building in Los Angeles, California for approximately $2.5 million.  Upon the successful award of a contract to utilize this facility, we anticipate incurring renovation costs of approximately $2.0 million.  This new facility could provide service to 220 inmates in a work-furlough type program.  Although we do not currently have a contract for this facility it has been submitted for consideration in several recent proposals.  We believe that due to the growth of the inmate population, severe budget crisis and recent legal settlements requiring additional community services, this facility will fill a small part of the overall demand in California.  The potential uses for the facility range from a “halfway back” program to a comprehensive drug and alcohol treatment program.

Plankinton Regional Detention Center

The Plankinton Regional Detention Center, a 40 bed juvenile justice center in South Dakota, was activated early in May 2004 and the Plankinton Regional Treatment Center was scheduled to open in August 2004.  We based our plans to open and operate these leased facilities on a commitment from the appropriate state officials to create a special rate that would allow us to meet the needs of clients rejected by other providers in the state.  However, we learned we were awarded an initial rate that, was insufficient to support the level of care and treatment required for the center’s clients.  As a result, we suspended operations at the Detention Center in August 2004 and delayed the opening of the Treatment Center.  In October 2004, we determined that the per diem rate necessary to provide the appropriate level of services to the clients was not forthcoming and we decided to withdraw from the South Dakota market.  The impact of our decision to withdraw from the South Dakota market with respect to the carrying value of the related assets was not material to our financial position, results of operations or cash flows.

Moshannon Valley Correctional Center

In March 2003, we reached an agreement with the Commonwealth of Pennsylvania that resolved all outstanding administrative issues relative to the contract awarded by the BOP to operate the Moshannon Valley Correctional Center.  In October 2004, we received the signed Finding of No Significant Impact for the facility.  Construction of the facility, which will house 1,300 male federal inmates, began immediately.  We have a three-year contract with the BOP to operate the facility and the BOP has the option to grant seven one-year extensions.  The facility is scheduled to begin operations in early 2006.

In September 2004, we resolved our claim with the BOP for the reimbursement of a portion of the expenses we incurred in connection with the issuance of the Stop-Work Order and the delay of the project (included among these expenses was approximately $1.4 million in accounts receivable for expenses incurred by us after the September 1999 issuance of the Stop–Work Order).  We settled the claim, as well as the claim for the reimbursement of costs related to the original construction efforts incurred beginning in 1999, with the BOP and were reimbursed approximately $7.0 million in September 2004.  The excess reimbursement of approximately $5.6 million over the $1.4 million in accounts receivable was credited against the carrying cost of the facility.

As of December 31, 2004, we had incurred (net of the BOP reimbursement) approximately $17.1 million for the design, construction and development costs and capitalized interest related to the Moshannon Valley Correctional Center facility.  We estimate an additional capital investment (including furniture and equipment) of approximately $53.7 million is required to complete construction of the facility.  We believe that our existing cash and credit facilities will provide adequate funding to complete the construction of the facility.

Regional Correctional Center

In January 2003, we executed a five-year lease for the Regional Correctional Center in Albuquerque, New Mexico.  This 970 bed facility consists of two units, the 528 bed South Tower and the 442 bed North Tower.  We renovated the South Tower and opened the unit in July 2004.  We renovated the North Tower and opened the unit in December 2004.  As of December 31, 2004, we had invested approximately $8.8 million on renovations and furniture and equipment for both Towers.  For the year ended December 31, 2004, we incurred pre-opening and start-up costs of approximately $4.9 million and recognized revenue of approximately $1.9 million related to this facility.  We currently anticipate that the facility will reach substantial occupancy during the second half of 2005.  However, there can be no assurance that we will develop enough volume at the facility to assure its profitability.  The lease for the facility requires monthly rental payments of approximately $113,000 for the first two years and $130,000 for the last three years of the lease.

2004 Credit Facility and $112.0 Senior Notes

In June 2004, we entered into a revolving credit facility (the “2004 Credit Facility”) by and among the Company and other lenders to fund working capital for acquisitions, to refinance existing debt, to fund capital expenditures and general corporate purposes. Also in June 2004, we issued $112.0 million in principal 10.75% Senior Notes (the “Senior Notes”) due July 1, 2012.  The net proceeds from the sale of the Senior Notes of approximately $107.2 million were used to repay and refinance the indebtedness under our amended 2000 Credit Facility and the Synthetic Lease Investor Notes A and B as of June 24, 2004.  Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Long-Term Credit Facilities” for a detailed discussion concerning the 2004 Credit Facility and the Senior Notes.

Philadelphia Alternative Education

In July 2004, we signed a five-year agreement to provide alternative education services to 3rd and 4th grade students in 11 school districts for the School District of Philadelphia beginning the 2004-2005 academic year which began in August 2004.  Class sizes will be limited to 15 students for a total of 165 students.  We currently estimate annualized revenue of approximately $2.0 million for this program.

Lebanon Alternative Education

In September 2004, we signed a three-year agreement to work jointly with the Lebanon School District in Lebanon, Pennsylvania to provide alternative education services to 225 students in grades 3-12.  We began providing these services in September 2004.  We currently estimate annual revenues of approximately $1.5 million for this program.

Recent Developments

Correctional Systems, Inc.  Acquisition

In January 2005, we signed a definitive agreement to acquire Correctional Systems, Inc. (CSI), a San Diego based provider of privatized jail, community corrections and alternative sentencing services.  The purchase price is approximately $10.0 million in total consideration to common and preferred shareholders, less certain adjustments as described in the merger agreement.  The acquisition is expected to generate annualized revenue of approximately $16.0 million.  We anticipate that the acquisition will be completed in the second quarter of 2005, subject to customary closing conditions and approval of CSI’s shareholders.

The acquisition includes the operations of eight jails, six community correction facilities and five alternative sentencing programs, located in California, New Mexico, Texas and Kansas.  The transaction will add 986 corrections beds, as well as alternatives to incarceration services.

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R) which addresses the consolidation of variable interest entities (VIE’s) by business enterprises that are the primary beneficiaries.  A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest.  The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE.  Our adoption of FIN 46R on January 1, 2004 did not change our accounting for the 2001 Sale and Leaseback Transaction, which is consolidated for reporting purposes.  We have no other arrangements subject to the provisions of FIN 46R.

We do not have an equity interest in the variable interest entity that was formed in connection with the 2001 Sale and Leaseback Transaction.  The variable interest entity was formed for the purpose of owning and leasing certain facilities to us.  Reference is made to the “Non-Guarantor Subsidiary” information included in Note 17 for a summary of the financial information related to the variable interest entity.  The debtholders of the variable interest entity have no recourse to our general credit.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment,” that requires companies to expense the value of employee stock options and other types of equity-based compensation at the fair value of the options at the award’s grant date based on the estimated number of awards that are expected to vest.  Compensation cost for awards that vest would not be reversed if the awards expire without being exercised.  When measuring fair value, companies can choose an option-pricing model (e.g., Black-Sholes or binominal models) that approximately reflects their specific circumstances and the economics of their transactions.  Companies will recognize compensation cost per share based payment awards as they vest, including the related tax effects.  The effective date applies to interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share based payment awards at the adoption date.  We are currently evaluating the alternative transition methods permitted by SFAS No. 123R.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP).  The preparation of these financial statements requires that we make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities.  We evaluate our estimates on an on-going basis, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements.

Consolidation

The accompanying consolidated financial statements include the accounts of Cornell Companies, Inc., our wholly-owned subsidiaries, and activities relative to two financings of operating facilities. All significant intercompany balances and transactions have been eliminated.  Minority interest in consolidated special purpose entities represents equity that other investors have contributed to the special purpose entities.  Minority interest is adjusted for income and losses allocable to the owners of the special purpose entities.  As the cumulative losses of the special purpose entity exceed the equity which is recorded as minority interest by the Company, the excess losses are recorded in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” as amended.  Substantially all of our revenues are derived from contracts with federal, state and local governmental agencies which pay either per diem rates based upon the number of occupant days or hours served for the period, on a take-or-pay basis, management fee basis, cost-plus reimbursement or fee-for-service basis.  Revenues are recognized as services are provided under our established contractual agreements to the extent collection is considered probable.

Accounts Receivable and Related Allowance for Doubtful Accounts

We extend credit to the governmental agencies contracted with and other parties in the normal course of business.  We regularly review our outstanding receivables and historical collection experience, and provide for estimated losses through an allowance for doubtful accounts.  In evaluating the adequacy of our allowances for doubtful accounts, we make judgments regarding our customers’ ability to make required payments, economic events and other factors.  As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may occur.  If, after reasonable collection efforts have been made, a receivable is determined to be permanently uncollectible, it will be written off.

Insurance Reserves

We maintain insurance coverage for various aspects of our business and operations.  We retain a portion of losses that occur through the use of deductibles and retention under self-insurance programs.  We regularly review our estimates of reported and unreported claims and provide for these losses through insurance reserves. These reserves are influenced by rising costs of health care and other costs, increases in claims, time lags in claims information and levels of insurance coverage carried. As claims develop and additional information becomes available to us, adjustments to the related loss reserves may occur.  Our reserves for medical and worker’s compensation claims are subject to change based on our estimate of the number and the magnitude of claims to be incurred.

Impairment or Disposal of Long-Lived Assets

We review our long-lived assets for impairment when changes in circumstances or a triggering event indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets to be held and used be reported at the lower of their carrying amount or fair value.  Assets to be disposed of by sale are recorded at the lower of their carrying amount or fair value less estimated cost to sell. We estimate fair value based upon the best information available, which may include discounted expected future cash flows to be produced by the assets and/or available market prices. Factors that significantly influence estimated future cash flows include the periods and levels of occupancy for the facility, expected per diem or reimbursement rates, assumptions regarding the levels of staffing, services and future operating and capital expenditures necessary to generate forecasted revenues, related costs for these activities and future rate of increases or decreases associated with these factors. We also consider the results of any appraisals on the properties when assessing fair value. These estimates are highly subjective, particularly in circumstances where there is no current operating contract in place and changes in the assumptions and estimates could result in the recognition of impairment charges. The most subjective estimates made in this analysis for 2004 relate to the New Morgan Academy, the Residential School and the Maple Creek Home and for 2003 relate to the New Morgan Academy and the Moshannon Valley Correctional Center. We may be required to record an impairment charge in the future should we not be able to successfully negotiate a contract on any of our facilities that we do currently have an operating contract.

Accounting for Stock-Based Compensation

In accordance with the provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” we have elected to account for our stock-based compensation plans under the intrinsic method established by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.”  In accordance with the provisions of APB No. 25, stock-based employee compensation cost is not reflected in net income, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. On December 16, 2004, the FASB issued SFAS No.123R, “Share Based Payment,” that requires companies to expense the value of employee stock options and other types of equity-based compensation at the fair value of the options at the award’s grant date based on the estimated number of awards that are expected to vest.  Compensation cost for awards that vest would not be reversed if the awards expire without being exercised.  When measuring fair value, companies can choose an option-pricing model (e.g., Black-Sholes or binominal models) that approximately reflects their specific circumstances and the economics of their transactions.  Companies will recognize compensation cost per share based payment awards as they vest, including the related tax effects.  The effective date applies to interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share based payment awards at the adoption date.  We are currently evaluating the alternative transition methods permitted by SFAS No. 123R.

Goodwill

We account for our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which states that there will be no amortization of goodwill or intangible assets with indefinite lives.  Impairment of these assets is assessed at least annually to determine if the estimated fair value of the reporting unit exceeds the net carrying value of the reporting unit, including the applicable goodwill.  The estimates of fair market value are based upon our estimates of the present value of future cash flows.  We make assumptions regarding the estimated cash flows and if these estimates or their related assumptions change, an impairment charge may be incurred.

Results of Operations

Material fluctuations in our results of operations are principally the result of the level of new contract development activity, the timing and effect of facility expansions, occupancy rates, contract terminations and facility closures and non-recurring charges.

The following table sets forth for the periods indicated the percentages of revenue represented by certain items in our Consolidated Statements of Operations and Comprehensive Income (Loss).

	Year Ended December 31,
	2004	2003	2002

Revenues	100.0%	100.0%	100.0%

Operating expenses	77.0	77.2	77.2
Pre-opening and start-up expenses	4.4	1.3	—
Impairment of long-lived assets	3.5	—	—
Depreciation and amortization	4.7	3.9	3.6
General and administrative expenses	7.0	8.6	7.8
(Gain) loss on sale of fixed assets	(0.1)	—	—
Income from operations	3.5	9.0	11.4
Interest expense, net	7.0	6.5	6.8
Loss on extinguishment of debt	0.8	—	—
Minority interest in consolidated special purpose entities	—	—	0.2
Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	(4.3)	2.5	4.4
Provision (benefit) for income taxes	(1.7)	1.0	1.8
Income (loss) before cumulative effect of change in accounting principle	(2.6)%	1.5%	2.6%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues.  Revenues increased approximately $19.4 million, or 7.1%, to $291.0 million for the year ended December 31, 2004 from $271.6 million for the year ended December 31, 2003.

Adult. Adult secure institutional division revenues increased approximately $12.7 million, or 12.4%, to $114.8 million for the year ended December 31, 2004 from $102.1 million for the year ended December 31, 2003 due primarily to (1) per diem rate increases at the Big Spring Correctional Center in September 2003 and March 2004 which increased 2004 revenues by approximately $5.1 million, (2) the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004 which contributed revenue of approximately $4.8 million, (3) the opening of the two unit Regional Correctional Center in July and December 2004 which contributed revenue of approximately $1.9 million and (4) increased occupancy at the Donald D. Wyatt Detention Center which increased 2004 revenues by approximately $1.2 million.  We opened the 528 bed South Tower of the Regional Correctional Center in July 2004 and the 442 bed North Tower in December 2004.  Revenues attributable to start-up operations were approximately $1.9 million for the year ended December 31, 2004 and were attributable solely to the Regional Correctional Center.  There were no revenues attributable to start-up operations for the year ended December 31, 2003.

Our adult secure institutional services division revenues are generated primarily from contracts with federal and state agencies.  At December 31, 2004, we operated nine adult secure facilities with an aggregate service capacity of 7,940 and a contracted capacity of 7,679.

Average contract occupancy was 98.8% for the year ended December 31, 2004 compared to 99.3% for the year ended December 31, 2003.  The decline in the average contract occupancy percentage in 2004 is due to the opening of the Regional Correctional Center which did not operate at full capacity.  Excluding the actual occupancy and contract capacity for the start-up activities of the Regional Correctional Center in 2004, average contract occupancy was 102.4%.  Although the exclusion of actual occupancy and contract capacity for start-up operations is a non-GAAP measure, we believe it is important to provide average contract occupancy excluding start-up operations so as to provide more comparable information with other periods.  The average per diem rate was $48.45 for the year ended December 31, 2004 compared to $47.79 for the year ended December 31, 2003.  The increase in the per diem rate for 2004 as compared to 2003 is due primarily to the opening of the two-unit Regional Correctional Center in July and December 2004 and the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004.  Additionally, we received rate increases at our Big Spring Correctional Center in September 2003 and March 2004.  We continue to experience increasing pressure from contracting governmental agencies to limit or even reduce per diem rates.  Many of these governmental entities are under severe budget pressures and we anticipate that more governmental agencies may approach us about per diem rate concessions.  Decreases, or the lack of anticipated increases, in per diem rates could adversely effect our current estimate of adult secure institutional services division revenues for the year ending December 31, 2005.

We anticipate a decrease in revenue from our adult secure institutional division of approximately $3.3 million in the year ended December 31, 2005 due to the non-renewal of the Valencia County Detention Center contract as of December 31, 2004.  We anticipate an offsetting increase in revenue for this division of approximately $16.0 million in 2005 due to the operations of the Walnut Grove Youth Correctional Facility and the Regional Correctional Center.

Juvenile.  Juvenile justice, education and treatment services division revenues increased approximately $8.0 million, or 6.7%, to $126.8 million for the year ended December 31, 2004 from $118.8 million for the year ended December 31, 2003.  The increase in revenues was due primarily to (1) the opening of the Texas Adolescent Treatment Center in October 2003 which increased 2004 revenues by approximately $5.5 million, (2) the acquisition of the Jos-Arz Residential Treatment Center management contract in June 2003 and the opening of the Jos-Arz Therapeutic Public Charter School in December 2003 which increased 2004 revenues by approximately $2.1 million, (3) increased occupancy at the Cornell Abraxas 1 (A-1) facility which increased 2004 revenues by approximately $1.7 million, (4) the opening of the Southern Peaks Regional Treatment Center in August 2004 which contributed revenue of approximately $1.2 million, (5) the commencement of our management contract for the Philadelphia Alternative Education program in August 2004 which contributed revenue of approximately $1.0 million and (6) the commencement of our management contract for the Lebanon Alternative Education program in September 2004 which contributed revenue of approximately $0.5 million.  The increase in revenues due to the above was offset, in part, by a decrease in 2004 revenue of approximately $3.8 million due to our termination of the Santa Fe County Youth Development Program in January 2004 and a decrease in revenues of approximately $1.0 million due to reduced service hours for our Dauphin Mental Health programs in Pennsylvania.

At December 31, 2004, we operated 23 residential juvenile facilities with a total service capacity of 1,875 and 15 non-residential juvenile community-based programs with a total program capacity of 3,002.  The contracts for our juvenile facilities and programs are generally with state and local government agencies and generally renew annually.  During the fourth quarter of 2004, we decided to close certain non-residential community-based programs in Pennsylvania.  The anticipated costs for the shutdown of these programs have been recorded in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).  In addition, subsequent to December 21, 2004, we have announced the decision to close the Residential School and Maple Creek Home facilities, both located in Illinois, as well as the Jos-Arz programs in Washington, D.C. We currently expect that our other annual juvenile contracts will be renewed in 2005. As a result of these decisions, we expect 2005 revenues for our juvenile division to decrease approximately $10.6 million.

Average contract occupancy was 90.5% for the year ended December 31, 2004 compared to 90.8% for the year ended December 31, 2003.  Excluding the actual occupancy and the contracted capacity of the Southern Peaks Regional Treatment Center and the Plankinton Regional Detention Center for the year ended December 31, 2004 and the actual occupancy and the contracted capacity of the Jos-Arz Residential Treatment Center and the Texas Adolescent Treatment Center for the year ended December 31, 2003, average contract occupancy was 92.8% for the year ended December 31, 2004 compared to 93.1% for the year ended December 31, 2003.  Although the exclusion of actual occupancy and contract capacity for start-up operations is a non-GAAP measure, we believe it is important to provide average contract occupancy excluding start-up operations so as to provide more comparable information with other periods.

The average per diem rate for our residential juvenile facilities was approximately $165.74 for the year ended December 31, 2004 compared to approximately $164.89 for the year ended December 31, 2003.  The increase in the average per diem rate for 2004 as compared to 2003 is due to the opening of the Southern Peaks Regional Treatment Center in August 2004 and annual rate increases for our Pennsylvania programs received in July 2004.  The average fee-for-service rate for our non-residential community-based juvenile programs was approximately $30.14 for the year ended December 31, 2004 compared to approximately $28.19 for the year ended December 31, 2003.  The increase in the average fee-for-service rate for 2004 as compared to 2003 is due to changes in the mix of services provided by our various non-residential community-based juvenile programs.

Revenues attributable to start-up operations were approximately $3.5 million for the year ended December 31, 2004 and were attributable to the start-up operations of the Southern Peaks Regional Treatment Center, the Jos-Arz Residential Treatment Center, the Jos-Arz Therapeutic Public Charter School and the Plankinton Regional Detention Center.  Revenues attributable to start-up operations were approximately $1.4 million for the year ended December 31, 2003 and were attributable to the Jos-Arz Residential Treatment Center and the Texas Adolescent Treatment Center.

Adult Community-Based.  Adult community-based corrections and treatment services division revenues decreased approximately $1.3 million, or 2.5%, to $49.4 million for the year ended December 31, 2004 from $50.7 million for the year ended December 31, 2003 due primarily to (1) reduced occupancy at the Dallas County Judicial Treatment Center, which reduced 2004 revenues by approximately $0.9 million (2) our termination of the Inglewood Men’s Center contract in September 2003 which reduced 2004 revenues by approximately $0.3 million and (3) our termination of the Santa Fe County Electronic Monitoring Program in January 2004 which reduced 2004 revenues by approximately $0.5 million.  The decrease in revenues due to the above was offset by a net increase in revenues of approximately $0.4 million at our other adult community-based facilities and programs.

At December 31, 2004, we operated 15 residential adult community-based corrections and treatment facilities with a total service capacity of 2,261 and six non-residential community-based corrections and treatment programs with a total service capacity of 1,636.  Our contracts for these services are primarily with federal, state and local governmental agencies.

Average contract occupancy was 103.1% for the year ended December 31, 2004 compared to 110.7% for the year ended December 31, 2003.  The decline in occupancy was primarily due to reduced occupancy at the Dallas County Judicial Treatment Center.  We experienced average contract occupancy percentages in excess of 100.0% due to the actual occupancy at certain residential facilities exceeding its contracted capacity.  We currently cannot predict whether this level of occupancy will continue in future periods.

The average per diem rate for our residential adult community-based facilities was approximately $62.10 for the year ended December 31, 2004 compared to approximately $58.69 for the year ended December 31, 2003. The increase in the average per diem rate for 2004 as compared to 2003 is due to mid-year rate increases at our Alaskan facilities and per diem rate increases at certain other of our residential adult community-based facilities due to contract renewals and other contractual rate increases.  The average fee-for-service rate for our non-residential adult community-based programs was approximately $8.59 for the year ended December 31, 2004 compared to approximately $9.67 for the year ended December 31, 2003.  Our average fee-for-service rates fluctuate from year to year due to changes in the mix of services provided by our various non-residential adult community-based programs.

Operating Expenses.  Operating expenses increased approximately $14.4 million, or 6.9%, to $224.1 million for the year ended December 31, 2004 from approximately $209.7 million for the year ended December 31, 2003.

Adult.  Adult secure institutional division operating expenses increased approximately $7.6 million, or 10.4%, to approximately $80.1 million for the year ended December 31, 2004 from approximately $72.5 million for the year ended December 31, 2003 due primarily to (1) the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004 which incurred operating expenses of approximately $3.5 million and (2) an increase in operating expenses of approximately $4.6 million resulting from the increased occupancy at the Big Spring Correctional Center and the Donald D. Wyatt Detention Center.

As a percentage of segment revenues, adult secure institutional services operating expenses were 69.7% for the year ended December 31, 2004 compared to 71.0% for the year ended December 31, 2003.  Excluding $1.9 million of revenue attributable to the start-up operations of the Regional Correctional Center in 2004, adult secure institutional services operating expenses, as a percent of segment revenues, were 70.9% for the year ended December 31, 2004.  The 2004 operating margin was favorably impacted by the September 2003 purchase of furniture and equipment that was formerly leased under a sale and leaseback transaction in 1999.  In addition, in April 2004 we purchased the Baker Community Correctional Center building which was formerly leased.  As a result, rent expense decreased, favorably impacting the 2004 operating margin.  Furthermore, the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004 favorably impacted the operating margin due to its lower operating capital requirements.

Juvenile.  Juvenile justice, educational and treatment services division operating expenses increased approximately $6.7 million, or 6.7%, to $106.1 million for the year ended December 31, 2004 from $99.4 million for the year ended December 31, 2003 due primarily to (1) the opening of the Texas Adolescent Treatment Center in October 2003 which increased 2004 operating expenses by approximately $3.9 million, (2) an increase in operating expenses of approximately $1.7 million for the Jos-Arz Residential Treatment Center as such costs were included in start-up expenses in 2003, (3) an increase in operating expenses of approximately $1.1million at the A-1 facility due to increased occupancy, (4) an increase in the provision for bad debts of approximately $0.5 million for certain facilities and programs  and (5) increase of approximately $1.0 million in employee insurance costs.  The increase in operating expenses due to the above was offset, in part, by a decrease in operating expenses of approximately $3.1 million due our termination of the Santa Fe County Youth Development Program in January 2004.

As a percentage of segment revenues, juvenile division operating expenses were 83.7% for each of the years ended December 31, 2004 and 2003.  Excluding $3.5 million of revenue attributable to the start-up operations of the Jos-Arz Residential Treatment Center and Therapeutic Public Charter School, the Southern Peaks Regional Treatment Center and the Plankinton Regional Detention Center for the year ended December 31, 2004 and $1.4 million of revenue attributable to the start-up operations of the Jos-Arz Residential Treatment Center and the Texas Adolescent Treatment Center for the year ended December 31, 2003, juvenile services division operating expenses, as a percentage of segment revenues, were 86.1% and 84.7% for the years ended December 31, 2004 and 2003, respectively.  The 2004 operating margin was unfavorably impacted by an increase in the accounts receivable reserve and higher employee insurance and legal costs in the year ended December 31, 2004 as compared to 2003.  The 2004 operating margin was favorably impacted by a reduction in rent expense due to the September 2003 purchase of furniture and equipment that was formerly leased under a sale and leaseback transaction in 1999.

Adult Community-Based.  Adult community-based corrections and treatment services division operating expenses decreased approximately $0.2 million, or 0.4%, to $38.2 million for the year ended December 31, 2004 from $38.4 million for the year ended December 31, 2003 due to (1) a decrease in operating expenses of approximately $0.7 million as a result of the reduced occupancy at the Dallas County Judicial Treatment Center, (2)

our termination of the Inglewood Men’s Center contract in September 2003 which reduced 2004 operating expenses by approximately $0.4 million and (3) our termination of the Santa Fe County Electronic Monitoring Program in January 2004 which reduced 2004 operating expenses by approximately $0.4 million.  The decrease in 2004 operating expenses due to the above was offset, in part, by net increases in operating expenses of approximately $1.7 million at our various other adult community-based facilities and programs.

As a percentage of segment revenues, adult community-based corrections and treatment services division operating expenses were 77.3% for the year ended December 31, 2004 compared to 75.7% for the year ended December 31, 2003.  The 2004 operating margin was unfavorably impacted by employee severance and other related costs as a result of centralizing the operations of our mid-west administrative office into our corporate operations.  Additionally, we experienced increases in certain insurance costs in 2004.  The 2004 operating margin was favorably impacted by a reduction in rent expense due to the September 2003 purchase of furniture and equipment that was formerly leased under a sale and leaseback transaction in 1999.

Pre-Opening and Start-up Expenses.    Pre-opening and start-up expenses were approximately $12.9 million for the year ended December 31, 2004 and were attributable to the pre-opening and start-up activities of the Regional Correctional Center, the Jos-Arz Residential Treatment Center and Therapeutic Public Charter School, the Southern Peaks Regional Treatment Center, the Plankinton Regional Detention Center, the Moshannon Valley Correctional Center and the Las Vegas Center.  Pre-opening and start-up expenses for the year ended December 31, 2003 were approximately $3.4 million and were attributable to the pre-opening and start-up activities of the Jos-Arz Residential Treatment Center, the Southern Peaks Regional Treatment Center, the Regional Correctional Center and the Texas Adolescent Treatment Center.  These expenses consisted primarily of personnel and related expenses, building rent, professional and recruiting expenses.

Impairment of Long-Lived Assets.  An impairment charge of $0.8 million was recorded as of December 31, 2004 pertaining to the Residential School building and Maple Creek Home facility carrying costs as a result of our analysis pursuant to the requirements of SFAS No. 144.   Based on recent and projected operations of these facilities, we determined that our carrying value of the facility was not fully recoverable and exceeded its fair value based on current estimates of future cash flows.  Additionally, we recorded an impairment charge of $9.3 million as of December 31, 2004 pertaining to the New Morgan Academy building carrying cost.  Based on the current and forecasted operating and cash flow losses associated with this facility, we determined that our carrying value for the facility was not fully recoverable and exceeded its fair value.  These facilities are a part of our juvenile segment and the impairment charges recorded in 2004 are included in income (loss) from operations from the juvenile segment.

Gain (Loss) on Sale of Fixed Assets.  For the year ended December 31, 2004, we recorded a net gain on the sale of fixed assets of approximately $0.4 million due to the sale of the Northside building in Illinois.  This facility and its operations are part of our adult community-based segment and the related gain realized in 2004 is included in income (loss) from operations from the adult community-based segment.

Depreciation and Amortization.  Depreciation and amortization increased approximately $2.8 million, or 26.6%, to $13.5 million for the year ended December 31, 2004 from $10.7 million for the year ended December 31, 2003.  Depreciation and amortization of fixed assets increased approximately $2.4 million, or 24.3%, to approximately $12.2 million for the year ended December 31, 2004 from $9.8 million for the year ended December 31, 2003 due primarily to depreciation expense resulting from the September 2003 purchase of furniture and equipment that was formerly leased under a sale and leaseback transaction in 1999 and depreciation expense on property and equipment purchased in 2004 and the latter half of 2003.

Amortization of intangibles and other assets increased approximately $0.5 million, or 52.5%, to approximately $1.4 million for the year ended December 31, 2004 compared to $0.9 million for the year ended December 31, 2003. The increase is due to amortization expense for the Walnut Grove Youth Correctional Facility Management contract that was acquired in June 2004 and for the non-compete agreements entered into in connection with the acquisition of the Jos-Arz Residential Treatment Center in June 2003 and the Walnut Grove Youth Correctional Facility management contract in June 2004.

General and Administrative Expenses.  General and administrative expenses decreased approximately $3.1 million, or 13.4%, to $20.3 million for the year ended December 31, 2004 from $23.4 million for the year ended December 31, 2003.  General and administrative expenses for the year ended December 31, 2003 include a charge of approximately $5.4 million to provide an allowance on the unrecovered escrow deposit related to the Southern Peaks Regional Treatment Center and costs of approximately $0.6 million for site acquisition costs and related legal expenses resulting from our increased development activity, expenses related to various financing efforts and other compensation costs.  The increase in 2004 general and administrative expenses is primarily due to increased professional and consulting expenses related to, among other things, Sarbanes-Oxley compliance and expenses related to the Southern Peaks Regional Treatment Center litigation.  Additionally, we experienced increases in certain insurance costs in the year ended December 31, 2004. We anticipate that such insurance costs may continue to increase in the year ended December 31, 2005.

Interest.  Interest expense, net of interest income, increased approximately $2.7 million to $20.4 million for the year ended December 31, 2004 from $17.7 million for the year ended December 31, 2003.  The increase was primarily due to net interest expense of approximately $5.1 million associated with the Senior Notes issued in June 2004 (net of interest rate swap benefit) offset, in part, by a decrease in interest expense of approximately $1.2 million due to the repayment of the Synthetic Lease Investor Notes A and B in June 2004 and an increase of approximately $1.1 million in capitalized interest in the year ended December 31, 2004.  Capitalized interest for the year ended December 31, 2004 was approximately $1.8 million and related to the Moshannon Valley Correctional Center, the Regional Correctional Center, the Las Vegas Center and the Southern Peaks Regional Treatment Center.  Capitalized interest for the year ended December 31, 2003 was approximately $0.8 million and related solely to the development and construction of the Moshannon Valley Correctional Center.

Loss on Extinguishment of Debt.  For the year ended December 31, 2004, we recognized a loss on the extinguishment of debt of approximately $2.4 million related to the write-off of unamortized financing costs and other charges related to the early retirement of our obligations of the Synthetic Lease Investor Notes A and B and our amended 2000 Credit Facility in June 2004.

Income Taxes.  For the year ended December 31, 2004, we recognized an income tax benefit at an estimated effective rate of 39.5%.  For the year ended December 31, 2003, we recognized a provision for income taxes at an estimated effective rate of 41.0%.  The change in our estimated effective tax rate in 2004 is related to a reduction in operating income across our business segments and the impact of certain non-deductible expenses such as lobbying.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues.  Revenues decreased 1.3% to $271.6 million for the year ended December 31, 2003 from $275.1 million for the year ended December 31, 2002.

Adult. Adult secure institutional services division revenues increased 2.6%, or approximately $2.6 million, to $102.1 million for the year ended December 31, 2003 from $99.5 million for the year ended December 31, 2002.  Revenues increased approximately $1.3 million due to improved occupancy at the Baker Community Correctional Center. Due to the expected closure of the facility as of June 30, 2002, occupancy decreased significantly in the second quarter of 2002.  Subsequently, the state of California approved the continued use of the facility and a new contract was obtained for the facility.  The contract is for a term of one year.  Occupancy began ramping up in the third quarter of 2002 but had not reached contract capacity level until late in the fourth quarter of 2002. Additionally, revenues increased approximately $1.9 million due to a 32 bed expansion at the Big Spring Correctional Center completed in April 2003 and a per diem rate increase in June 2003.

Our adult secure institutional services division revenues are primarily generated from contracts with federal and state government agencies.  At December 31, 2003, we operated seven adult secure facilities with an aggregate service capacity of 5,917 and a contracted capacity of 5,912.  The remaining contract term for these facilities range from one to seven years.

Average contract occupancy was 99.3% for the year ended December 31, 2003 compared to 97.6% for the year ended December 31, 2002 and the average per diem rate was $47.79 for the year ended December 31, 2003 compared to $48.21 for the year ended December 31, 2002.  The decrease in the average per diem rate was due to a per diem rate reduction at a large facility in the second half of 2003.  The rate reduction was requested by our contracting agency (we mitigated a portion of this rate reduction by negotiating reductions in the level of service provided).  There were no revenues attributable to start-up operations for the years ended December 31, 2003 and 2002.  We have noted increasing pressure from state and local governments to limit increases or even reduce per diem rates.  Many of these governmental entities are under severe budget pressures and it is possible that more of our contracting government agencies may approach us about per diem rate concessions.

Juvenile. Juvenile justice, educational and treatment services division revenues decreased 4.9%, or approximately $6.2 million, to $118.8 million for the year ended December 31, 2003 from $125.0 million for the year ended December 31, 2002.  Revenues decreased approximately $13.3 million due to the closure of the New Morgan Academy in the fourth quarter of 2002.  This decrease was offset by a net increase in revenue of approximately $7.1 million which included (1) the acquisition of the Jos-Arz Residential Treatment Center management contract in June 2003 which contributed approximately $1.1 million to 2003 revenues and (2) a combined increase in revenues of approximately $6.0 million due to increased occupancy at various facilities including the Alexander Youth Center, the Leadership Development Program (LDP), the Cornell Abraxas I facility, the Abraxas Center for Adolescent Females (ACAF), the Danville Mental Health programs and the Campbell Griffin Treatment Center.  Additionally, the Texas Adolescent Center, which began operations in October 2003, contributed approximately $348,000 to 2003 revenues.  We did not receive per diem rate increases at our juvenile facilities and programs in Pennsylvania in 2003.

At December 31, 2003 we operated 23 residential juvenile facilities with a total service capacity of 1,971 and 15 non-residential juvenile community-based programs with a total program capacity of 2,365.  Our contracts for these facilities and programs are generally with state and local government agencies and generally renew annually.

Average contract capacity for the year ended December 31, 2003 was 90.8% compared to 89.8% for the year ended December 31, 2002.  Excluding the occupancy and contract capacity for the New Morgan Academy in 2002 and the start-up activities of the Jos-Arz Residential Treatment Center and the Texas Adolescent Center in 2003, average contract occupancy was 93.1% for the year ended December 31, 2003 compared to 92.4% for the year ended December 31, 2002.  Although the exclusion of start-up operations and the operations of the New Morgan Academy is a non-GAAP measure, we believe it is important to provide average contract capacity rates excluding start-up facilities so as to provide more comparable information with other periods.  The average per diem rate for our residential juvenile facilities was approximately $164.89 for the year ended December 31, 2003 compared to approximately $170.98 for the year ended December 31, 2002. The decrease in the average per diem rate was primarily due to the closure of the New Morgan Academy in the fourth quarter of 2002. Our average rate for our juvenile community-based programs was approximately $28.19 for the year ended December 31, 2003 compared to approximately $28.82 for the year ended December 31, 2002.

Revenues attributable to start-up operations were approximately $1.4 million for the year ended December 31, 2003 and were attributable to the Jos-Arz Residential Treatment Center and the Texas Adolescent Center.  There were no revenues attributable to start-up operations for the year ended December 31, 2002.

We anticipated that our juvenile services division revenues will increase in the year ending December 31, 2004 due to the operations of the Jos-Arz Residential Treatment Center and the Texas Adolescent Center and the opening of the Jos-Arz Therapeutic Public Charter School which was estimated to begin operating in the second quarter of 2004.  Operating contracts for these facilities have not yet been secured. A delay in construction or renovation of these facilities or the delay in the execution of operating contracts, or occupancy levels below management’s current estimates could effect the realization of the projected revenue increase. Additionally, we terminated our contract for the Santa Fe County Juvenile Development Program effective January 28, 2004. Revenues for the Santa Fe County Juvenile Development Program were approximately $4.0 million for the year ended December 31, 2003.

Adult Community-Based.  Adult community-based corrections and treatment services division revenues increased 0.2%, or approximately $86,000, to $50.7 million for the year ended December 31, 2003 from $50.6 million for the year ended December 31, 2002 due to overall increased occupancy throughout the division offset, in part, by a decrease in revenue as a result of our termination of the Santa Barbara Center contract in March 2003 and the Inglewood Men’s Center contract in June 2003.  These contract terminations decreased revenues for the year ended December 31, 2003 by approximately $879,000.

At December 31, 2003, we operated 14 residential adult community-based corrections and treatment facilities with a total service capacity of 1,977 and seven non-residential community-based corrections and treatment programs with a total service capacity of 1,817.  Our contracts for these services are primarily with federal, state and local government agencies.  The remaining term on these contracts ranged from one to five years, with additional renewal options.  Average contract occupancy was 110.7% for the year ended December 31, 2003 compared to 110.2% for the year ended December 31, 2002.  We experienced occupancy percentages in excess of 100.0% due to actual occupancy at certain residential adult community-based corrections and treatment facilities exceeding contracted capacity.  We currently cannot predict whether this level of occupancy will continue in future periods. There were no revenues attributable to start-up operations for the years ended December 31, 2003 and 2002.

Operating Expenses.  Operating expenses decreased 1.2%, or $2.6 million, to $209.7 million for the year ended December 31, 2003 from $212.3 million for the year ended December 31, 2002.

Adult. Adult secure institutional services division operating expenses increased 4.5%, or approximately $3.1 million, to $72.5 million for the year ended December 31, 2003 from $69.4 million for the year ended December 31, 2002 due primarily to the increased occupancy at the Baker Community Correctional Center as a result of the contract renewal in June 2002 and increased occupancy at the Big Spring Correctional Center as a result of an expansion completed in April 2003.

As a percentage of adult secure division revenues, adult secure institutional services division operating expenses were 71.0% for the year ended December 31, 2003 compared to 69.7% for the year ended December 31, 2002.  The decline in the 2003 operating margin as compared to 2002 is due to a per diem rate decrease at a large facility in the second half of 2003.  Additionally, the per diem rate increase at a certain other large facility was not enough to compensate for the increase in operating costs, specifically Department of Labor (DOL) wage increases mandated in the operating contract. We also experienced higher medical and worker’s compensation insurance costs in 2003 as compared to 2002.

Juvenile.  Juvenile justice, educational and treatment services division operating expenses decreased 5.3%, or approximately $5.5 million, to $99.4 million for the year ended December 31, 2003 from approximately $105.0 million for the year ended December 31, 2002 due primarily to the closure of the New Morgan Academy in the fourth quarter of 2002. Operating expenses for the New Morgan Academy were approximately $1.6 million for the year ended December 31, 2003 compared to approximately $12.0 million in the year ended December 31, 2002.  This decrease was offset, in part, by a net increase in operating expenses of approximately $4.8 million due primarily to increased occupancy at various facilities including the Alexander Youth Center, LDP, the Cornell Abraxas I facility, ACAF, Danville Mental Health programs and the Campbell Griffin Treatment Center.

As a percentage of juvenile division revenues, excluding start-up operations, juvenile justice, educational and treatment services division operating expenses were 84.7% for the year ended December 31, 2003 compared to 84.0% for the year ended December 31, 2002.  The decline in the 2003 operating margin is due to the lack of per diem rate increases at our juvenile facilities and programs in Pennsylvania coupled with an increase in medical and worker’s compensation insurance expenses in 2003 as compared to 2002.

Adult Community-Based. Adult community-based corrections and treatment services division operating expenses increased 2.0%, or approximately $0.8 million, to $38.4 million for the year ended December 31, 2003 from $37.6 million for the year ended December 31, 2002 due to overall increased occupancy throughout the division offset, in part, by a decrease in operating expenses as a result of the termination of the Santa Barbara Center contract in March 2003 and the Inglewood Men’s Center contract in June 2003.

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

General and Administrative Expenses.  General and administrative expenses increased 9.0%, or approximately $1.9 million, to $23.4 million for the year ended December 31, 2003 from $21.5 million for the year ended December 31, 2002. Included in general and administrative expenses for the year ended December 31, 2003 is a charge of approximately $5.4 million to provide an allowance on an unrecovered escrow deposit related to the Southern Peaks Treatment Center.  Additionally, general and administrative expenses include costs of approximately $580,000 for site acquisition costs and legal expenses primarily associated with our increased development activity, expenses related to various financing efforts and other compensation costs.

General and administrative expenses for the year ended December 31, 2002 included charges totaling approximately $4.4 million for (1) legal and professional fees of approximately  $1.9 million related to the Special Committee review and the subsequent restatement of our 2001 financial statements and for the defense of the related stockholder litigation, (2) a write-off of approximately $1.0 million of deferred project financing costs associated with the BOP Southeast Project and (3) the settlement of a management contract with the Company’s former president who resigned his position in September 2002 for approximately $1.5 million.

Interest.  Interest expense, net of interest income, decreased to approximately $17.7 million for the year ended December 31, 2003 from $18.7 million for the year ended December 31, 2002. For the year ended December 31, 2002, interest expense includes approximately $825,000 for lenders’ fees and related professional fees incurred to obtain certain waivers and amendments to our credit agreement in conjunction with the restatement of our 2001 financial statements.  The remaining decrease in net interest expense of approximately $245,000 is attributable to a reduction in overall borrowings during 2003 as compared to 2002 due principally to annual repayments on MCF’s 8.47% Bonds.

We capitalized interest of approximately $760,000 and $823,000 for the year ended December 31, 2003 and 2002, respectively, related solely to the design and development of the Moshannon Valley Correctional Center. The decrease in capitalized interest in 2003 as compared to 2002 was due to decreased interest rates on our Synthetic Lease Investor Notes.

Minority Interest in Consolidated Special Purpose Entities.  The cumulative losses of MCF exceeded the recorded minority interest of MCF during the first quarter of 2002.  The cumulative losses of the Synthetic Lease Investor (discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Long-Term Credit Facilities”) exceeded the recorded minority interest of the Synthetic Lease Investor during the third quarter of 2001.  Since the cumulative losses of MCF and the Synthetic Lease Investor exceed the equity that was recorded as minority interest by the Company, the excess losses can no longer be allocated to the minority interest in our Consolidated Statements of Operations and Comprehensive Income (Loss).  For the year ended December 31, 2002, we recorded a charge of approximately $0.6 million as a result of a distribution made by MCF to its equity investors.

Income Taxes.  For the year ended December 31, 2003, we recognized a provision for income taxes at an estimated effective rate of 41.0%.   For the year ended December 31, 2002, we recognized a provision for income taxes at an estimated effective rate of 40.3%.  The increase in the effective tax rate is due primarily to higher estimated effective state tax rates and higher non-deductible lobbying expenses in 2003 as compared to 2002.

Cumulative Effect of Change in Accounting Principle.  We recorded a cumulative effect of a change in accounting principle charge of approximately $965,000, net of tax, for the year ended December 31, 2002 related to the impairment of goodwill in accordance with the provisions of SFAS No. 142 related to an acquisition made in November 1999.

Liquidity and Capital Resources

General.  Our primary capital requirements are for (1) purchases, construction or renovation of new facilities, (2) expansions of existing facilities, (3) working capital, (4) pre-opening and start-up costs related to new operating contracts, (5) acquisitions, (6) information systems hardware and software and (7) furniture, fixtures and equipment purchases.  Working capital requirements generally increase immediately prior to commencing management of a new facility as we incur start-up costs and purchase necessary equipment and supplies before facility management revenue is realized.

Cash Flows From Operations. Cash flows provided by operating activities were approximately $12.1 million for the year ended December 31, 2004 compared to approximately $26.2 million for the year ended December 31, 2003.  The decrease was principally due to an increase in accounts receivable due to increased billings in 2004 plus a decrease in deferred tax liabilities.  These cash flow increases were partially offset by other working capital changes, including an increase in accounts payable and accrued liabilities due to the increased operations in 2004 from various start-up facilities.

Cash Flows From Investing Activities.  Cash used in investing activities was approximately $85.7 million for the year ended December 31, 2004 primarily due to the net purchase of $51.7 million of investment securities, and capital expenditures of $40.2 million for the purchase and development of the Southern Peaks Regional Treatment Center, the Las Vegas Center, the Central California Treatment Center and the Baker Community Correctional Center buildings, renovation of the Regional Correctional Center, the Plankinton Regional Detention Center, capitalized interest on the Moshannon Valley Correctional Center, the Regional Correctional Center, the Las Vegas Center and the Southern Peaks Regional Treatment Center and various other facility improvements and/or expansions and information technology and software development costs.  Additionally, we purchased the Walnut Grove Youth Correctional Facility management contract and certain related assets in June 2004 for $3.0 million.  We received approximately $5.6 million from the BOP for reimbursement of costs incurred subsequent to the Stop-Work Order related to the construction of the Moshannon Valley Correctional Center.  We also received $5.0 million from our restricted escrow arrangement related to the Southern Peaks Regional Treatment Center.  Cash used in investing activities was approximately $36.0 million for the year ended December 31, 2003 due primarily to capital expenditures of approximately $22.3 million related primarily to (1) the purchase and renovation of the Texas Adolescent Center for approximately $4.3 million, (2) the repurchase of furniture and equipment previously leased under a sale and leaseback transaction in 1999 for approximately $4.8 million, (3) renovations to the New Mexico Regional Correctional Center of approximately $1.0 million, (4) land and development costs for the Southern Peaks Regional Treatment Center of approximately $2.3 million, (5) capitalized interest and development costs for the Moshannon Valley Correctional Center of approximately $2.6 million, (6) a 32 bed expansion at the Big Spring Correctional Center Cedar Hill unit for approximately $302,000, (7) an expansion at the Salt Lake City Center for approximately $491,000, and (8) information technology and software development costs of approximately $1.0 million. Additionally, we made net payments of approximately $10.4 million related to the Southern Peaks Regional Treatment Center’s restricted escrow arrangement.

Cash Flows From Financing Activities.  Cash flows provided by financing activities were approximately $43.4 million for the year ended December 31, 2004 due primarily to cash proceeds of $110.5 million from the issuance of the Senior Notes in June 2004 offset by net repayments on our revolving line of credit under our amended 2000 Credit Facility of $2.0 million and the repayment of the Synthetic Lease Investor Notes A and B of $50.6 million.  Additionally, we made cash payments of approximately $1.9 million related to the early retirement of the Synthetic Lease Investor Notes A and B, $8.3 million related to the MCF bonds and approximately $6.1 million related to the issuance of the Senior Notes and our 2004 Credit Facility.  Additionally, we had proceeds from the exercise of stock options of approximately $1.9 million. Cash used in financing activities was approximately $2.7 million for the year ended December 31, 2003 due primarily to the payments on long-term debt of approximately $28.6 million, offset by borrowings on long-term debt of approximately $24.3 million, and the repurchase of approximately $1.2 million of treasury shares. We had cash provided by financing activities of approximately $2.4 million from the proceeds from stock option exercises and approximately $440,000 from the repayment of shareholder notes.

Long-Term Credit Facilities.  Our 2000 Credit Facility, as amended, provided for borrowings of up to $45.0 million under a revolving line of credit.  The commitment amount was reduced by $1.6 million quarterly beginning in July 2002 and by outstanding letters of credit.  The amended 2000 Credit Facility bore interest, at our election, at either the prime rate plus a margin of 2.0%, or a rate which was 3.0% above the applicable LIBOR rate.  Additionally, the amended 2000 Credit Facility provided us with the ability to enter into synthetic lease agreements for the acquisition or development of operating facilities.  This synthetic lease financing arrangement provided for funding to the lessor under the operating leases of up to $100.0 million.  The amended 2000 Credit Facility was repaid with a portion of the net proceeds from the sale of the Senior Notes in June 2004.

On June 24, 2004, we entered into a revolving credit facility (the “2004 Credit Facility”) by and among the Company, and certain other lenders to fund working capital for acquisitions, to refinance existing debt, to fund capital expenditures and general corporate purposes. The 2004 Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit, and is reduced by outstanding letters of credit.  The available commitment under the 2004 Credit Facility was approximately $52.8 million at December 31, 2004.  We had outstanding letters of credit of approximately $7.2 million at December 31, 2004.  Subject to certain requirements, we have the right to increase the aggregate commitments under the 2004 Credit Facility up to an aggregate amount of $100.0 million.  The 2004 Credit Facility matures in June 2008 and bears interest, at our election and, depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.75% to 2.00%, or a rate which ranges from 2.25% to 3.50% above the applicable LIBOR rate.

The 2004 Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries.  The 2004 Credit Facility is not secured by the assets of MCF.  The 2004 Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants.

In June 2004, we issued $112.0 million in principal of 10.75% Senior Notes (the “Senior Notes”) due July 1, 2012.  The Senior Notes are unsecured senior indebtedness and are guaranteed by all of our existing and future subsidiaries (collectively, the “Guarantors”).  The Senior Notes are not guaranteed by MCF (the “Non-Guarantor”).  Interest on the Senior Notes is payable semi-annually on January 1 and July 1 of each year, commencing January 1, 2005.  On or after July 1, 2008, we may redeem all or a portion of the Senior Notes at the redemption prices (expressed as a percentage of the principal amount) listed below, plus accrued and unpaid interest, if any, on the Senior Notes redeemed, to the applicable date of redemption, if redeemed during the 12-month period commencing on July 1 of the years indicated below:

Year	Percentages

2008	105.375%
2009	102.688%
2010 and thereafter	100.000%

Any time prior to July 1, 2007, we may redeem up to 35% of the original aggregate principal amount of the Senior Notes at a redemption price of 110.75% of the principal amount thereof with the net cash of public offerings of equity, provided that at least 65% of the original aggregate principal amount of the Senior Notes remains outstanding after the redemption and other conditions are met.  Upon the occurrence of specified change of control events, unless we have exercised our option to redeem all the Senior Notes as described above, each holder will have the right to require us to repurchase all or a portion of such holder’s Senior Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, on the Senior Notes repurchased, to the applicable date of purchase.  The Senior Notes were issued under an indenture (the “Indenture”) which limits our ability and our Guarantors to, among other things, incur additional indebtedness, pay dividends or make other distributions, make other restricted payments and investments, create liens, incur restrictions on the ability of the Guarantors to pay dividends or other payments to us, enter into transactions with affiliates, and engage in mergers, consolidations and certain sales of assets.

The net proceeds from the sale of the Senior Notes was approximately $107.2 million and was used to repay and refinance the indebtedness under our amended 2000 Credit Facility and our synthetic lease obligations as of June 24, 2004.  We recognized a charge of approximately $2.4 million related to the write-off of unamortized deferred financing costs and charges related to the extinguishment of the synthetic lease and the amended 2000 Credit Facility obligations.

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate.  The terms of the interest rate swap contract and the underlying debt instrument are identical.  We have designated the swap agreement as a fair value hedge.  The swap has a notional amount of $84.0 million and matures in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, we pay on a semi-annual basis (each January 1 and July 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receive a fixed-rate interest of 10.75%.  For the year ended December 31, 2004, we recorded interest savings related to this interest rate swap of approximately $1.2 million which is reflected as a reduction to interest expense in our accompanying financial statements.  The swap agreements are marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes.  At December 31, 2004, the fair value of this derivative instrument was approximately $3.2 million and is included in other assets.  The carrying value of the Senior Notes as of December 31, 2004 was increased by the same amount.  Because the swap agreement is considered an effective fair-value hedge, there will be no effect on our results of operations from the mark-to-market adjustment as long as the swap is in effect.

Contractual Uncertainties Related to Certain Facilities.

Regional Correctional Center.  In January 2003, we executed a five-year lease for the Regional Correctional Center in Albuquerque, New Mexico.  This 970 bed facility consists of two units, the 528 bed South Tower and the 442 bed North Tower.  We renovated the South Tower and opened the unit in July 2004.  We renovated the North Tower and opened the unit in December 2004.    As of December 31, 2004, we had invested approximately $8.8 million on renovations and furniture and equipment for both Towers. For the year ended December 31, 2004, we incurred pre-opening and start-up expenses of approximately $4.9 million and recognized revenue of approximately $1.9 million related to this facility.  We currently anticipate that the facility will reach substantial capactity during the second half of 2005.  However, there can be no assurance that we will develop enough volume at the facility to assure its profitability.  The lease for the facility requires monthly rental payments of approximately $113,000 for the first two years and $130,000 for the last three years of the lease.

New Morgan Academy.  We closed the New Morgan Academy in the fourth quarter of 2002 and are currently considering several options ranging from the utilization of the facility for another type of program or the sale or lease of the facility. As of December 31, 2004, we are focusing our efforts on the possible sale or lease of the facility to certain governmental agencies in Pennsylvania, as well as private enterprises.  We are maintaining a small staff to secure and maintain the facility.  We have recognized pre-tax costs of $13.5 million (including an impairment charge of $9.3 million as discussed below) in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2004 for related holding costs (depreciation, interest, property, taxes and other maintenance costs).

At December 31, 2004, as a result of our analysis pursuant to the requirements of SFAS No. 144, we determined that the carrying amount of the New Morgan Academy was not fully recoverable and exceeded its fair value (as based on current estimates of future cash flows).  The developing inability during late 2004 of various governmental agencies with whom we have been in negotiations to obtain the level of funding to contract with us for the use of the New Morgan Academy has indicated an expectation of continuing losses associated with this facility.  Accordingly, we believe that, pursuant to the provisions of SFAS No. 144, an impairment charge of $9.3 million was required and such charge has been recognized in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2004.  The carrying value of the property and equipment at the New Morgan Academy, after the impairment charge, was approximately $20.4 million at December 31, 2004.  This facility is a part of our juvenile segment.

Treasury Stock/Repurchases.  We repurchased in the open market 10,000 shares of our common stock for approximately $0.1 million in the year ended December 31, 2004.  We repurchased in the open market 106,500 shares of our common stock for approximately $1.2 million in the year ended December 31, 2003.

In 2002, the board of directors authorized the repurchase of an aggregate $10.0 million of the Company’s outstanding shares.  The annual repurchase of shares was limited to $2.5 million, and an aggregate limit of $7.5 million, under the amended 2000 Credit Facility.  Under the terms of the Senior Notes and the 2004 Credit Facility, we can purchase shares of our stock subject to certain cumulative restrictions.

Future Liquidity.  We believe that the existing cash and the cash flows generated from operations, together with the credit available under our 2004 Credit Facility, will provide sufficient liquidity to meet our committed capital and working capital requirements for currently awarded and certain potential future development contracts, including the construction of the Moshannon Valley Correctional Center.  To the extent our cash and current financing arrangements do not provide sufficient financing to fund construction costs related to future adult secure institutional contract awards or significant facility expansions, we anticipate obtaining additional sources of financing to fund such activities.  However, there can be no assurance that such financing will be available or will be available on terms favorable to us.

Contractual Obligations and Commercial Commitments.  We have assumed various financial obligations and commitments in the ordinary course of conducting our business.  We have contractual obligations requiring future cash payments under our existing contractual arrangements, such as management, consulting and non-competition agreements.

We maintain operating leases in the ordinary course of our business activities.  These leases include those for operating facilities, office space and office and operating equipment, and the terms of the agreements vary from 2005 until 2075.  As of December 31, 2004, our total commitment under these operating leases was approximately $34.7 million.

The following table details the known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2004 (in thousands):

	Payments Due by Period
			2006 -	2008 -
	Total	2005	2007	2009	Thereafter
Contractual Obligations:
Long-term debt – principal and interest
• Cornell Companies, Inc.	$191,911	$9,857	$20,018	$20,012	$142,024
• Special Purpose Entities	285,005	23,797	47,448	47,482	166,278
Construction commitments	53,700	51,000	2,700	—	—
Capital lease obligations
• Cornell Companies, Inc.	6	5	1	—	—
Operating leases	34,719	5,995	9,965	5,594	13,165
Consultative and non-competition agreements	1,076	767	309	—	—
Total contractual cash obligations	$566,417	$91,421	$80,441	$73,088	$321,467

The future cash payments on the Cornell Companies, Inc. long-term debt assume an effective rate of 8.37% on the interest rate swap contract.

We enter into letters of credit in the ordinary course of operating and financing activities.  As of December 31, 2004, we had outstanding letters of credit of approximately $7.2 million primarily for certain workers’ compensation insurance and other operating obligations.  The following table details our letter of credit commitments as of December 31, 2004 (in thousands):

		Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than	Over
	Committed	1 Year	1-3 Years	4-5 Years	5 Years
Commercial Commitments:
Standby letters of credit	$7,241	$7,241	$—	$––	$––

Related Party Transactions

One of our directors is a partner in a law firm that provides legal services to us. We pay legal fees for such services.  Legal fees paid to this law firm were approximately $2.0 million, $1.1 million and $1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.  This director has notified us that he will not stand for reelection at the next stockholders meeting.

In July 1996, we entered into promissory notes with the Company’s former president and the Company’s founder, a director of the Company until October 2003.  The promissory notes bore interest at an annual rate of 6.63%, were scheduled to mature in June 2004 with no interim interest or principal payments, were full recourse and were collateralized by shares of our common stock.  These notes were repaid in total prior to December 31, 2003.

In October 2003, the principal and related accrued interest receivable related to the Company founder’s notes of $270,000 and $129,000, respectively, was repaid.  We recognized approximately $17,000 and $29,000 of interest income related to these notes for the years ended December 31, 2003, and 2002.

Effective September 1, 1999, we entered into a consulting agreement with the Company’s founder, who was a director of the Company through October 2003.  As compensation for consulting services, we agreed to an annual payment of at least $255,000 for each of the first four years of the seven-year initial term of the consulting agreement with an annual payment of at least $180,000 for each of the last three years of the seven-year initial term of the consulting agreement.  We have an option to renew the consulting agreement for an additional three-year term at an annual salary of at least $300,000 for each of the three years of the renewal term.  As additional compensation, we agreed to an annual bonus, subject to certain limitations, equal to $75,000 during the first four years of the seven-year initial term and an annual bonus of $60,000 during the last three years of the seven-year initial term and during any renewal term.  We also agreed to grant options to purchase an aggregate 120,000 shares of our common stock in four equal annual installments beginning September 1, 2000.  The options have an exercise price equal to the fair market value of our common stock on the date of grant and vest at the time such options are granted, subject to certain limitations on exercise.  For the year ended December 31, 2003, the Company’s founder accepted a $100,000 cash payment in lieu of unexercised options. This payment was expensed by us in 2003.

As part of the consulting agreement discussed above, we entered into a non-compete agreement with the Company’s founder.  The non-compete agreement has a term of 10 years and requires us to pay a monthly fee of  $10,000 for the seven-year initial term of the consulting agreement.  We capitalize the monthly payments and amortize the amounts over the 10-year term of the consulting agreement. We recognized amortization expense related to this agreement of approximately $84,000 for each of the years ended December 31, 2004, 2003 and 2002.

We maintain a life insurance policy for the Company’s founder and made payments related to this policy of approximately $0.2 million for each of the years ended December 31, 2004, 2003 and 2002.

We also compensated the Company’s founder for board of director fees in the amounts of $12,000 and $30,000 for the years ended December 31, 2003 and 2002, respectively.  We did not pay director fees in 2004 as the Company’s founder resigned as a director in October 2003.

Total payments made for the above consulting and non-compete agreements, board of director fees and expense reimbursements for the Company’s founder were approximately $0.7 million for the year ended December 31, 2004 and $0.5 million for each of the years ended December 31, 2003 and 2002.

We also had a non-compete agreement with a director of the Company in connection with the acquisition of The Abraxas Group, Inc. in September 1997.  Under this agreement, we were required to pay annual installments of $60,000 beginning January 2, 1998.  These payments could and were accelerated upon the mutual agreement of the director and us.  As of December 31, 2003, the balance on this non-compete agreement had been paid in full.  We made payments under this agreement of  $200,000 and $80,000 for the years ended December 31, 2003 and 2002, respectively.  This director resigned from the board of directors in June 2004.

Subsequent to their resignation, we entered into a consulting agreement with this former director for a term which expires in December 2008.  Total payments under this agreement, which has a termination fee incorporated for a termination prior to maturity, totaled $0.2 million in 2004.  The termination fee at December 2004 was $0.4 million.

Inflation

Other than personnel, offender medical costs at certain facilities, and employee medical and worker’s compensation insurance costs, we believe that inflation has not had a material effect on our results of operations during the past three years.  Most of our facility management contracts provide for payments of either fixed per diem fees or per diem fees that increase by only small amounts during the term of the contracts. Inflation could substantially increase our personnel costs (the largest component of our operating expenses), medical and insurance costs or other operating expenses at rates faster than any increases in contract revenues.

Risk Factors and Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current plans and actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, (1) the outcomes of pending putative class action shareholder and derivative lawsuits, and related insurance coverage, (2) our ability to win new contracts and to execute our growth strategy, (3) risks associated with acquisitions and the integration thereof (including the ability to achieve administrative and operating cost savings and anticipated synergies), (4) the timing and costs of the opening of new programs and facilities or the expansions of existing facilities, (5) our ability to negotiate contracts at those facilities for which we currently do not have an operating contract, (6) significant charges to expense of deferred costs associated with financing and other projects in development if we determine that one or more of such projects is unlikely to be successfully concluded, (7) results from alternative deployment or sale of facilities such as the New Morgan Academy or the inability to do so, (8) our ability to complete the construction of the Moshannon Valley Correctional Center as anticipated, (9) changes in governmental policy and/or funding to discontinue or not renew existing arrangements, to eliminate or discourage the privatization of correctional, detention and pre-release services in the United States, or to eliminate rate increase, (10) the availability of financing on terms that are favorable to us and (11) fluctuations in operating results because of occupancy levels and/or mix, competition (including competition from two competitors that are substantially larger than us), increases in cost of operations, fluctuations in interest rates and risks of operations.

Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and in good faith, assumed facts or bases almost always vary from the actual results, and differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished.  The words “believe,” “expect,” “estimate,” “anticipate” and similar expressions will generally identify forward-looking statements.  All of our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements.  In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

With this in mind, you should consider the risks discussed below and elsewhere in this report and other documents we file with the Commission from time to time and the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf.

Resistance to privatization of correctional and detention facilities could result in our inability to obtain new contracts or the loss of existing contracts.

Management of correctional and detention facilities, particularly of adult secure facilities, by private entities has not achieved complete acceptance by either the government or the public.  The movement toward privatization of correctional and detention facilities has also encountered resistance from certain groups, such as labor unions, local sheriff’s departments, religious organizations and groups believing that correctional and detention facility operations should only be conducted by government agencies.  Changes in the dominant political party in any market in which correctional facilities are located could have an adverse impact on privatization.  Furthermore, some government agencies are not legally permitted to delegate their traditional management responsibilities for correctional and detention facilities to private companies.

In addition, as a private prison manager, we are subject to government legislation and regulation restricting the ability of private prison managers to house certain types of inmates, such as inmates from other jurisdictions or inmates at medium or higher security levels.  Legislation has been enacted in several states, and has previously been proposed in the United States House of Representatives, containing such restrictions.  Any such legislation may have a material adverse affect on us.

Any of these resistances may make it more difficult for us to renew or maintain existing contracts, to obtain new contracts or sites on which to operate new facilities or to develop or purchase facilities and lease them to government or private entities, any or all of which could have a material adverse effect on our business.

We are subject to the short-term nature of government contracts.

Many governmental agencies are legally limited in their ability to enter into long-term contracts that would bind elected officials responsible for future budgets.  Therefore, many contracts with government agencies typically either have a very short term or are subject to termination on short notice without cause. The majority of our contracts have primary terms of one to three years.  In addition, our contracts with governmental agencies may contain one or more renewal options that may be exercised only by the contracting government agency.  No assurance can be given that any agency will exercise a renewal option in the future.

Some of these contracts may not be renewed by the corresponding governmental agency and no assurance can be given that any agency will exercise a renewal option in the future.  The non-renewal or termination of any of our significant contracts with governmental agencies could materially adversely affect our financial condition, results of operation and liquidity, including our ability to secure new facility management contracts from others.  To the extent we have made significant capital expenditures and have short-term contracts with our customers that are not renewed or extended, we may not recover our entire capital investment.

Budgetary pressure on federal, state and local governments may result in contract cancellation or a reduction in per diem rates, which would reduce our profitability.

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities.  If the appropriate government agency does not receive sufficient appropriations to cover its contractual obligations, a contract may be terminated or the amounts payable to us may be deferred or reduced.

Federal, state and local governments have encountered, and are expected to continue to encounter, significant budgetary constraints that may result in a reduction of spending on the outsourced services that we provide.  Such budgetary limitations may cause the contractual commitments to be reduced or even eliminated, which would make it unprofitable to continue operating a certain facility and require us to find alternate customers or close such facility.

Many states are facing significant budget deficits and are under pressure to reduce current levels of spending or control additional spending.  As a result of this increased budgetary pressure, we have granted a few of our customers relief from formulaic increase provisions in their agreements and some of our customers have not included in their appropriation legislation amounts that would increase the per diem rates payable to us.  Contractual rate increases are generally intended to offset increases in expenses and inflation.  To the extent rates are not increased or are reduced, our profitability will be adversely affected.

Our ability to win new contracts to develop and manage correctional, detention and treatment facilities depends on many factors outside our control.

Our growth is generally dependent upon our ability to win new contracts to develop and manage new correctional, detention and treatment facilities.  This depends on a number of factors we cannot control, including crime rates and sentencing patterns in various jurisdictions.  Accordingly, the demand for our facilities could be adversely affected by the relaxation of enforcement efforts, leniency in conviction and sentencing practices or through the legal decriminalization of certain activities that are currently proscribed by criminal laws.  For instance, changes in laws relating to drugs and controlled substances or illegal immigration could reduce the number of persons arrested, convicted and sentenced, thereby potentially reducing demand for correctional facilities to house them and community-based services to transition offenders back into the community. Similarly, reductions in crime rates could lead to reductions in arrests, convictions and sentences requiring correctional facilities.

When seeking bids, most governmental entities evaluate the financial strength of the bidders.  To the extent they believe we do not have sufficient financial resources, we will be unable to effectively compete for bids.  Additionally, our success in obtaining new awards and contracts may depend, in part, upon our ability to locate land that can be leased or acquired on favorable terms. Furthermore, desirable locations may be in or near populated areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site.

Our profitability may suffer if the number of offenders occupying our correctional, detention and treatment facilities decreases or there is a shift in occupancy among our divisions .

Our correctional, detention and treatment facilities are dependent upon governmental agencies supplying offenders and we do not control occupancy levels at our facilities.  We believe the rate of growth experienced in the adult secure sector during the late 1980s and early 1990s is stabilizing.

Historically, a substantial portion of our revenues has been generated under contracts that specify a net rate per day per resident, or a per diem rate, sometimes with no minimum guaranteed occupancy levels, even though most correctional facility cost structures are relatively fixed.  Under such a per diem rate structure, a decrease in occupancy levels at a particular facility could have a material adverse effect on the financial condition and results of operations at such facility.  A decrease in the occupancy of certain juvenile justice, education and treatment facilities would have a more significant impact on our operating results than a decrease in occupancy in the adult secure institutional services division due to higher per diem revenue at certain juvenile facilities.

Recent suggestions by social commentators and various political or governmental representatives suggest that community-based corrections of adults may be emphasized in the future as alternatives to traditional incarceration.  We have historically experienced higher operating margins in the adult secure institutional services and the adult community-based corrections and treatment services sectors than in the juvenile services sector.  A shift in occupancy among our segments of business operations could result in a decrease in our profitability.

A failure to comply with existing regulations could result in material penalties or non-renewal or termination of our facility management contracts.

Our industry is subject to a variety of federal, state and local regulations, including education, environmental, health care and safety regulations, which are administered by various regulatory authorities.  We may not always successfully comply with these regulations, and failure to comply could result in material penalties or non-renewal or termination of facility management contracts.  The contracts typically include extensive reporting requirements and supervision and on-site monitoring by representatives of contracting governmental agencies.  Corrections officers are customarily required to meet certain training standards, and in some instances facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require that subcontracts be awarded on a competitive basis or that we subcontract with businesses owned by members of minority groups.  The failure to comply with any applicable laws, rules or regulations and the loss of any required license could adversely affect the financial condition and results of operations at our affected facilities.

Governmental agencies may investigate and audit our contracts and, if any improprieties are found, we may be required to refund revenues we have received, and/or to forego anticipated revenues and may be subject to penalties and sanctions, including prohibitions on our bidding in response to requests for proposals, or RFPs.

Governmental agencies we contract with have the authority to audit and investigate our contracts with them.  As part of that process, some governmental agencies review our performance on the contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations and standards.  If the agency determines that we have improperly allocated costs to a specific contract, we may not be reimbursed for those costs and we could be required to refund the amount of any such costs that have been reimbursed.  If a government audit uncovers improper or illegal activities by us or we otherwise determine that these activities have occurred, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with the government.  Any adverse determination could adversely impact our ability to bid in response to RFPs in one or more jurisdictions and significantly reduce the probability of our success in the bid process for future contracts.

If we fail to satisfy our contractual obligations, our ability to compete for future contracts and our financial condition may be adversely affected.

Our failure to comply with contract requirements or to meet our client’s performance expectations when performing a contract could materially and adversely affect our financial performance and our reputation, which, in turn, would impact our ability to compete for new contracts.  Our failure to meet contractual obligations could also result in substantial actual and consequential damages.  In addition, our contracts often require us to indemnify clients for our failure to meet performance standards. Some of our contracts contain liquidated damages provisions and financial penalties related to performance failures.  Although we have liability insurance, the policy limits may not be adequate to provide protection against all potential liabilities.

Competitors in our industry may adversely affect the profitability of our business.

We must compete with government entities and other private operators on the basis of cost, quality and range of services offered, experience in managing facilities, reputation of personnel and ability to design, finance and construct new facilities on a cost effective competitive basis.  While there are barriers for companies seeking to enter into the management and operation of correctional, detention and treatment facilities, there can be no assurance that these barriers will be sufficient to limit additional competition. Certain areas of our operation may not pose a significant barrier to entry into the market by private operators.  For example, private operators may not find it as difficult to bid for juvenile treatment, educational and detention services and pre-release correctional and treatment services as they do adult secure institutional, correctional and detention services.

Further, our government customers may assume the management of a facility currently managed by us upon the termination of the corresponding management contract or, if such customers have capacity at their facilities, may take inmates currently housed in our facilities and transfer them to government run facilities. The resulting decrease in occupancy levels would reduce our revenue due to the per diem rate structure and could result in a significant decrease in the profitability of our business.

A disturbance or violent occurrence in one of our facilities could result in closure of a facility or harm to our business.

An escape, riot, disturbance or violent occurrence at one of our facilities could adversely affect the financial condition, results of operations and liquidity of our operations. Among other things, the negative publicity generated as a result of an event could adversely affect our ability to retain an existing contract or obtain future ones. In addition, if such an event were to occur, there is a possibility that the facility where the event occurred may be shut down by the relevant governmental agency.  A closure of certain of our facilities could adversely affect the financial condition, results of operations and liquidity of our operations.  Such negative events may also result in a significant increase in our liability insurance costs.

Negative media coverage, including inaccurate or misleading information, could adversely affect our reputation and our ability to bid for government contracts.

The media frequently focuses its attention on private operators’ contracts with governmental agencies.  If the media coverage of private operators is negative, it could influence government officials to slow the pace of outsourcing government services, which could reduce the number of RFPs.  The media may also focus its attention on the activities of political consultants engaged by us, even when their activities are unrelated to our business, and we may be tainted by adverse media coverage about their activities.  Moreover, inaccurate, misleading or negative media coverage about us could harm our reputation and, accordingly, our ability to bid for and win government contracts.

We often incur significant costs before receiving related revenues, which could result in cash shortfalls and a risk of not recovering our investment.

When we are awarded a contract to manage a new facility, we may incur significant expenses before we receive contract payments. These expenses include purchasing real estate, constructing new facilities, leasing office space, purchasing office equipment and hiring and training personnel. As a result, when the government does not fund a facility’s pre-opening and start-up costs, we may be required to invest significant sums of money before receiving related contract payments.  In addition, payments due to us from governmental agencies may be delayed due to billing cycles or as a result of failures by our governmental customers to attain necessary budget approvals and finalize contracts in a timely manner.  Several juvenile services contracts related to educational services provide for annual collection several months after a school year is completed.  In addition, a contract may be terminated prior to its scheduled expiration and as a result we may not recover these expenses or realize any return on our investment.

We may choose to undertake development projects without written commitments to make use of such facilities.  We may not be able to obtain contracts for these facilities in a timely fashion, if at all.  To the extent we do not obtain contracts, we could be unable to recover our investment and our financial condition and results of operations would be adversely affected.

We may be unable to attract and retain sufficient qualified personnel necessary to sustain our business.

Our delivery of services is labor-intensive.  When we are awarded a contract, we must hire operating management, security, case management and other personnel.  The success of our business requires that we attract, develop, motivate and retain these personnel.  Our ability to recruit and retain qualified individuals varies by facility and is related to the socio-economic factors in the particular community in which the facility operates. Often the Department of Labor wages we offer our employees are higher than wages they may obtain elsewhere in the community.  However, if the local economy where a facility is located is robust and unemployment is low, we may have difficulty hiring and retaining qualified personnel.  This was one of the factors that contributed to our closure of the New Morgan Academy.  In addition, there are inherent risks associated with the nature of the services we provide and this could cause certain qualified individuals to seek other employment opportunities.  We have experienced high turnover of personnel in our juvenile facilities within the first year of their employment.  Our inability to hire sufficient personnel on a timely basis or the loss of significant numbers of personnel could adversely affect our business.

If we do not successfully integrate the businesses that we acquire, our results of operations could be adversely affected.

We may be unable to manage businesses that we may acquire profitably or integrate them successfully without incurring substantial expenses, delays or other problems that could negatively impact our results of operations.  Acquisitions generally require the integration of facilities, some of which may be located in states in which we do not currently have operations.  We announced the signing of a definitive agreement on January 24, 2005 to acquire

Correctional Systems, Inc. for approximately $10.0 million.  We anticipate that the transaction will be completed in the second quarter of 2005.  This acquisition would require us to integrate a company that has operations in multiple states.

Moreover, business combinations involve additional risks, including:

•                  diversion of management’s attention;

•                  loss of key personnel;

•                  assumption of unanticipated legal or financial liabilities;

•                  our becoming significantly leveraged as a result of the incurrence of debt to finance an acquisition;

•                  unanticipated operating, accounting or management difficulties in connection with the acquired entities;

•                  amortization or charges of acquired intangible assets, including goodwill; and

•                  dilution to our earnings per share.

Also, client dissatisfaction or performance problems with an acquired business could materially and adversely affect our reputation as a whole.  Further, the acquired businesses may not achieve the revenues and earnings we anticipated.

Because environmental laws impose strict as well as joint and several liability for clean up costs, unforeseen environmental risks could prove to be costly.

Our facilities, and any facilities that we may acquire in the future, may be subject to unforeseen environmental risks. The federal Comprehensive Environmental Response, Compensation, and Liability Act, as amended, or CERCLA, imposes strict, as well as joint and several, liability for certain environmental cleanup costs on several classes of potentially responsible parties, including current owners and operators of the property.  Other federal and state laws in certain circumstances may impose liability for environmental remediation, which costs may be substantial.  Further, the operation of our facilities, and the development of new facilities, requires that we obtain, and comply with, permits and other authorizations under environmental laws.  Obtaining such permits and authorizations can prove to be difficult and time consuming.

We are the subject of class action lawsuits that, if decided against us, could have a negative effect on our financial condition, results of operations, cash flows and future prospects.

In March and April 2002, we, our former President and Chief Executive Officer and our former Chief Financial Officer were named as defendants in four federal putative class action lawsuits. These lawsuits were brought on behalf of all purchasers of our common stock between March 6, 2001 and March 5, 2002 and relate to our restatement in 2002 of certain financial statements.  The lawsuits involved disclosures made concerning two prior transactions executed by us: the 2001 Sale and Leaseback Transaction and the 2000 synthetic lease transaction.  These four lawsuits were consolidated into one action and an amended consolidated complaint was filed.  The amended consolidated complaint seeks, among other things, restitution damages, compensatory damages, rescission or a rescissory measure of damages, costs, expenses, attorneys’ fees and expert fees.

In May and June 2002, we and our directors were sued in certain other derivative lawsuits.  These lawsuits relate to our restatement in 2002 of certain financial statements.  These lawsuits all allege breaches of fiduciary duty and waste of corporate assets by all of the defendants.

The plaintiffs in these cases have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty.  If an adverse decision in these matters exceeds our insurance coverage or if our insurance coverage is deemed not to apply to these matters, an adverse decision  could have a material adverse effect onus, our financial condition, our results of operations and our future prospects.

We have in the past incurred, and may continue to incur, significant expenses for facilities that we no longer operate.

If we close a facility, we may remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term.  We may also be required to incur other expenses with respect to such facilities.  The potential losses associated with our inability to cancel leases may result in our keeping open underperforming facilities.  As a result, ongoing lease operations at closed or under performing facilities could impair our results of operations.

We depend on a limited number of governmental customers for significant portion of our revenues.

We currently derive, and expect to continue to derive, a significant portion of our revenues from the Bureau of Prisons and various state agencies.  The loss of, or a significant decrease in, business from the Bureau of Prisons or those state agencies could seriously harm our financial condition and results of operations. The Bureau of Prisons accounted for approximately 23.8% of our total revenues for the fiscal year ended December 31, 2004 ($69.2 million) and 21.7% for the fiscal year ended December 31, 2003 ($59.0 million).  We expect to continue to depend upon the Bureau of Prisons and a relatively small group of other governmental customers for a significant percentage of our revenues.

We may continue to operate under unprofitable contracts at facilities that we own to offset expenses associated with ownership of the facility.

If we close a facility that we own, we will remain obligated for expenses associated with the facility.  If our operations are unprofitable at a leased facility or if the leased facility is performing significantly below targeted levels, we would typically terminate the contract and the lease. However, we may continue to operate our contract at an owned facility to offset the expenses associated with ownership.  Continued performance of such a contract could have a material adverse effect on our business and results of operations.

Because our revenues can fluctuate from period to period, we may face short-term funding shortfalls from time to time.

Revenues can fluctuate from year to year due to changes in government funding policies, changes in the number of clients referred to our facilities by governmental agencies, the opening of new facilities or the expansion of existing facilities and the termination of contracts for a facility or the closure of a facility.  Our revenues fluctuate from quarter to quarter, based on the number of contracted days in each quarter. Because our revenues can vary, we may face short-term funding shortfalls from time to time.  In addition, full-year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

We are subject to significant insurance costs.

Worker’s compensation, employee health and general liability insurance represent significant costs to us.  We continue to incur increasing insurance costs due to adverse claims experience and rising healthcare costs in general.  Due to concerns over corporate governance and recent corporate accounting scandals, liability and other types of insurance have become more difficult and costly to obtain.  In addition, as a result of the stockholder lawsuits brought within the last few years, our directors and officers liability insurance has increased.  Unanticipated additional insurance costs could adversely impact our results of operations and cash flows, and the failure to obtain or maintain any necessary insurance coverage or the inability of an insurance carrier to perform under its obligations through issued coverage could have a material adverse effect on us.

We may be adversely affected by inflation.

Many of our facility management contracts provide for fixed management fees or fees that increase by only small amounts during their term.  If, due to inflation or other causes, our operating expenses, such as wages and salaries of our employees, and insurance, medical and food costs, increase at rates faster than increases, if any, in our management fees, then our profitability would be adversely affected.

We are subject to risks associated with ownership of real estate.

Our ownership of correctional and detention facilities subjects us to risks typically associated with investments in real estate, and in particular, correctional and detention facilities, are relatively illiquid and, therefore, our ability to divest ourselves of one or more of our facilities promptly in response to changed conditions is limited.  Investments in correctional and detention facilities subject us to risks involving potential exposure to environmental liability and uninsured loss.  Our operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as, the cost of complying with future legislation.  In addition, although we maintain insurance for many types of losses, there are certain types of losses, such as losses from earthquakes, riots and acts of terrorism, which may be either uninsurable or for which it may not be economically feasible to obtain insurance coverage.  As a result, we could lose both our capital invested in, and anticipated profits from, one or more of the facilities we own.  Further, it is possible to experience losses that may exceed the limits of insurance coverage.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to market risk, primarily from changes in interest rates.  We continually monitor exposure to market risk and develop appropriate strategies to manage this risk.  We are not exposed to any other significant market risks, including commodity price risk, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments.  In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap of $84.0 million related to the interest obligations under the Senior Notes in effect converting them to a floating rate based on six-month LIBOR.

Interest Rate Exposure

Our exposure to changes in interest rates primarily results from our long-term debt with both fixed and floating interest rates.  The debt on our consolidated financial statements with fixed interest rates consist of the 8.47% Bonds issued by MCF in August 2001 in connection with the 2001 Sale and Leaseback Transaction and approximately $28.0 million of the Senior Notes (not hedged by the interest rate swap).  At December 31, 2004, 29.3% of our consolidated long-term debt ($84.0 million of debt outstanding on the Senior Notes issued in June 2004) was subject to variable interest rates.  The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $0.8 million for the year ended December 31, 2004.  At December 31, 2004, the fair value of our consolidated fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

1.	Financial statements
Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2004 and 2003
Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to consolidated financial statements
2.	Financial statement schedules
All schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

Management’s Report on Internal Control over Financial Reporting

The management of Cornell Companies is responsible for establishing and maintaining adequate internal control over financial reporting.  Cornell’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Cornell’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and, (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2004.  To make this assessment we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our assessment included an evaluation of the design of our internal control.  Based on our assessment, we have concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cornell Companies, Inc.

We have completed an integrated audit of Cornell Companies, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows listed in the accompanying index present fairly, in all material respects, the financial position of Cornell Companies, Inc. and its subsidiaries (collectively, the Company) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets effective January 1, 2002.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Houston, Texas

March 16, 2005

CORNELL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,895	$40,171
Investment securities, available for sale	51,740	—
Accounts receivable - trade (net of allowance for doubtful accounts of $3,198 and $1,929, respectively)	60,174	52,772
Other receivables (net of allowance for doubtful accounts of $5,039 and $5,386, respectively)	4,691	4,715
Restricted assets	19,713	22,185
Deferred tax assets	8,520	3,411
Prepaids and other	9,106	8,789
Total current assets	163,839	132,043
PROPERTY AND EQUIPMENT, net	282,255	267,903
OTHER ASSETS:
Debt service reserve fund	23,801	23,800
Goodwill, net	7,721	7,721
Intangible assets, net	7,026	5,566
Deferred costs and other	22,989	12,070
Total assets	$507,631	$449,103

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$47,237	$37,523
Current portion of long-term debt	9,005	8,306
Total current liabilities	56,242	45,829
LONG-TERM DEBT, net of current portion	279,528	227,292
DEFERRED TAX LIABILITIES	8,088	7,006
OTHER LONG-TERM LIABILITIES	2,461	2,741
Total liabilities	346,319	282,868

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	––
Common stock, $.001 par value, 30,000,000 shares authorized, 14,845,107 and 14,578,505 shares issued and outstanding, respectively	15	15
Additional paid-in capital	145,825	143,735
Retained earnings	26,785	34,218
Treasury stock (1,547,583 and 1,537,583 shares of common stock, respectively, at cost)	(12,573)	(12,458)
Deferred compensation	(432)	(803)
Accumulated other comprehensive income	1,692	1,528
Total stockholders’ equity	161,312	166,235
Total liabilities and stockholders’ equity	$507,631	$449,103

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002

REVENUES	$291,025	$271,632	$275,145
OPERATING EXPENSES	224,116	209,686	212,309
PRE-OPENING AND START-UP EXPENSES	12,938	3,398	—
IMPAIRMENT OF LONG-LIVED ASSETS	10,100	—	—
(GAIN) LOSS ON SALE OF FIXED ASSETS	(397)	50	—
DEPRECIATION AND AMORTIZATION	13,547	10,699	9,779
GENERAL AND ADMINISTRATIVE EXPENSES	20,284	23,415	21,480

Income from operations	10,437	24,384	31,577
INTEREST EXPENSE	22,298	19,280	20,698
INTEREST INCOME	(1,944)	(1,626)	(1,974)
LOSS ON EXTINGUISHMENT OF DEBT	2,361	—	—
MINORITY INTEREST IN CONSOLIDATED SPECIAL PURPOSE ENTITIES	—	—	574
Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(12,278)	6,730	12,279

PROVISION (BENEFIT) FOR INCOME TAXES	(4,845)	2,760	4,952
Income (loss) before cumulative effect of change in accounting principle	(7,433)	3,970	7,327
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF RELATED INCOME TAX BENEFIT OF APPROXIMATELY $671	—	—	(965)

Net income (loss)	$(7,433)	$3,970	$6,362

EARNINGS (LOSS) PER SHARE:
BASIC
Income (loss) before cumulative effect of change in accounting principle	$(.56)	$.31	$.57
Cumulative effect of change in accounting principle	—	—	(.08)
Net income (loss)	$(.56)	$.31	$.49

DILUTED
Income (loss) before cumulative effect of change in accounting principle	$(.56)	$.30	$.55
Cumulative effect of change in accounting principle	—	—	(.07)
Net income (loss)	$(.56)	$.30	$.48

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	13,203	12,941	12,911
DILUTED	13,203	13,342	13,129

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(7,433)	$3,970	$6,362
Unrealized gain (loss) on derivative instruments, net of tax	164	(368)	1,896
Comprehensive income (loss)	$(7,269)	$3,602	$8,258

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

			Additional Paid-In Capita	Retained Earnings	Treasury Stock	Deferred Compensation	Notes from Share- holders	Accumulated Other Compre- hensive Income/(Loss)

	Common Stock
	Shares	Par Value

BALANCES AT JANUARY 1, 2002	14,005,482	$14	$138,978	$23,886	$(8,090)	$(1,033)	$(651)	$—

EXERCISE OF STOCK OPTIONS	95,059	—	201	—	—	—	—	—
INCOME TAX BENEFITS FROM STOCK OPTIONS EXERCISED	—	—	244	—	—	—	—	—
DEFERRED COMPENSATION	—	—	(101)	—	—	101	—	—
MARK TO MARKET ADJUSTMENTS FOR DEFERRED BONUS PLAN	—	—	(551)	—	—	551	—	—
OTHER COMPREHENSIVE INCOME	—	—	—	—	—	—	—	1,896
DEFERRED AND OTHER STOCK COMPENSATION	—	—	144	—	—	89	—	—
PURCHASE OF TREASURY STOCK (277,100 SHARES, AT COST)	—	—	—	—	(2,429)	—	—	—
PURCHASES OF TREASURY STOCK BY DEFERRED BONUS PLAN (39,665 SHARES AT COST)	—	—	519	—	(519)	(519)	—	—
REPAYMENT OF SHAREHOLDER NOTES	—	—	—	—	—	—	250	—
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	82,581	—	399	—	—	—	—	—
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	17,916	—	252	—	—	—	—	—
ACCRUED INTEREST ON NOTES FROM SHAREHOLDERS	—	—	—	—	—	—	(41)	—
NET INCOME	—	—	—	6,362	—	—	—	—

BALANCES AT DECEMBER 31, 2002	14,201,038	14	140,085	30,248	(11,038)	(811)	(442)	1,896

EXERCISE OF STOCK OPTIONS	315,853	1	2,069	—	—	—	—	—
INCOME TAX BENEFITS FROM STOCK OPTIONS EXERCISED	—	—	575	—	—	—	—	—
MARK TO MARKET ADJUSTMENTS FOR DEFERRED BONUS PLAN	—	—	315	—	—	(315)	—	—
OTHER COMPREHENSIVE INCOME (LOSS)	—	—	—	—	—	—	—	(368)
DEFERRED AND OTHER STOCK COMPENSATION	—	—	—	—	—	513	—	—
PURCHASE OF TREASURY STOCK (106,500 SHARES, AT COST)	—	—	—	—	(1,230)	—	—	—
PURCHASES OF TREASURY STOCK BY DEFERRED BONUS PLAN (8,115 SHARES AT COST)	—	—	190	—	(190)	(190)	—	—
REPAYMENT OF SHAREHOLDER NOTES	—	—	—	—	—	—	464	—
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	46,486	—	356	—	—	—	—	—
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	15,128	—	145	—	—	—	—	—
ACCRUED INTEREST ON NOTES FROM SHAREHOLDERS	—	—	—	—	—	—	(22)	—
NET INCOME	—	—	—	3,970	—	—	—	—

BALANCES AT DECEMBER 31, 2003	14,578,505	15	143,735	34,218	(12,458)	(803)	—	1,528

EXERCISE OF STOCK OPTIONS	213,694	—	1,521	—	—	—	—	—
INCOME TAX BENEFITS FROM STOCK OPTIONS EXERCISED	—	—	312	—	—	—	—	—
MARK TO MARKET ADJUSTMENTS FOR DEFERRED BONUS PLAN	—	—	(306)	—	—	306	—	—
OTHER COMPREHENSIVE INCOME	—	—	—	—	—	—	—	164
DEFERRED AND OTHER STOCK COMPENSATION	—	—	—	—	—	65	—	—
PURCHASE OF TREASURY STOCK (10,000 SHARES, AT COST)	—	—	—	—	(115)	—	—	—
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	40,213	—	323	—	—	—	—	—
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	12,695	—	240	—	—	—	—	—
NET LOSS	—	—	—	(7,433)	—	—	—	—

BALANCES AT DECEMBER 31, 2004	14,845,107	$15	$145,825	$26,785	$(12,573)	$(432)	$—	$1,692

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,433)	$3,970	$6,362
Adjustments to reconcile net income (loss) to net cash provided by operating activities ––
Impairment of long-lived assets	10,100	—	—
Loss on extinguishment of debt	2,361	––	—
Cumulative effect of change in accounting principle	—	—	965
Minority interest in consolidated special purpose entities	—	—	574
Depreciation	12,183	9,804	8,901
Amortization of intangibles and other assets	1,364	895	878
Amortization of deferred compensation	65	502	233
Amortization of deferred financing costs	1,437	1,157	1,113
Amortization of Senior Note Discount	92	—	—
Provision for bad debts	2,371	7,550	1,246
(Gain) loss on sale of fixed assets	(397)	50	—
Deferred income taxes	(4,154)	1,941	(1,959)
Change in assets and liabilities:
Accounts receivable	(12,206)	(583)	2,010
Restricted assets	(66)	24	1,467
Other assets	(260)	(2,283)	247
Accounts payable and accrued liabilities	6,625	4,675	(74)
Deferred revenues and other liabilities	11	(1,491)	(2,199)
Net cash provided by operating activities	12,093	26,211	19,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(40,243)	(22,304)	(11,114)
Payments to restricted escrow arrangement, net	—	(10,385)	—
Purchases of investment securities	(471,410)	—	—
Sales of investment securities	419,670	—	—

Receipt from restricted escrow arrangement	5,000	—	––
BOP claim reimbursement	5,566	—	––
Purchase of facility management contract	(3,000)	—	––
Proceeds from sale of fixed assets	1,137	––	—
Return of restricted assets from deferred bonus plan	—	—	1,000
Payments of non-compete agreements	—	(1,000)	––
Payments to restricted debt payment account, net	(2,463)	(2,275)	(2,184)
Net cash used in investing activities	(85,743)	(35,964)	(12,298)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and line of credit	69,000	24,339	1,083
Payments on line of credit	(71,000)	(21,000)	—
Payments on MCF bonds	(8,300)	(7,600)	(6,800)
Payments on synthetic lease	(52,499)	—	—
Payments of capital lease obligations	(7)	(31)	(113)
Proceeds from Senior Notes, net of discount	110,527	––	—
Payments of debt issuance and other financing costs	(6,076)	(31)	—
Collections of payments of shareholder notes	—	440	173
Distributions to equity owners of consolidated special purpose entities	—	—	(614)
Proceeds from exercise of stock options and warrants	1,844	2,427	600
Purchases of treasury stock	(115)	(1,230)	(2,429)
Net cash provided by (used in) financing activities	43,374	(2,686)	(8,100)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,276)	(12,439)	(634)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,171	52,610	53,244
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,895	$40,171	$52,610

	Year Ended December 31,
	2004	2003	2002
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid, net of amounts capitalized	$16,054	$18,690	$19,544
Income taxes paid	$400	$3,387	$3,369

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Other comprehensive income (loss)	$164	$(368)	$1,896
Purchases of treasury stock by deferred bonus plan	—	190	519
Purchases and additions to property and equipment included in accounts payable and accrued liabilities	2,904	—	—
Common stock issued for board of director fees	240	145	252
Borrowings on capital lease	—	3	65

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

2.              SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, our wholly-owned subsidiaries, and our activities relative to two financings of operating facilities. All significant intercompany balances and transactions have been eliminated.  Minority interest in consolidated special purpose entities represents equity that other investors have contributed to the special purpose entities.  Minority interest is adjusted for income and losses allocable to the owners of the special purpose entities.  As the cumulative losses of the special purpose entity exceed the equity that is recorded as minority interest, the excess losses are recorded in our Statements of Operations and Comprehensive Income (Loss).

Cash and Cash Equivalents

We consider all highly liquid unrestricted investments with original maturities of three months or less to be cash equivalents.  We invest our available cash balances in short term money market accounts, short term certificates of deposit and commercial paper.

Investment Securities

The Company’s marketable securities are categorized as available-for-sale securities, as defined by the Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized marketable securities gains and losses are reflected as a net amount under the caption of accumulated other comprehensive income within the statement of stockholders’ equity. Realized gains and losses are recorded within the statement of income under the caption interest income or interest expense. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

At December 31, 2004, all investment securities were held in auction rate municipal bonds.  Our investment in these securities is recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities.  As a result, we had no gross unrealized holding gains (losses) or gross realized gains (losses) from our investment securities for the year ended December 31, 2004.

Accounts Receivable and Related Allowance for Doubtful Accounts

We extend credit to the governmental agencies and other parties we contract within the normal course of business.  We regularly review our outstanding receivables and historical collection experience, and provide for estimated losses through an allowance for doubtful accounts.  In evaluating the adequacy of our allowances for doubtful accounts, we make judgments regarding our customers’ ability to make required payments, economic events and other factors.  As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may occur.  If after reasonable collection efforts have been made, a receivable is determined to be permanently uncollectible, it will be written off.

At December 31, 2004, other receivables include approximately $5.4 million related to the misappropriated escrow funds for the Southern Peaks Regional Treatment Center. We have provided a reserve of approximately $5.1 million on this balance through an allowance for doubtful accounts due to the uncertainty surrounding its recovery. Refer to Note 10 to the consolidated financial statements for a discussion concerning the Southern Peaks Regional Treatment Center escrow account funding and related transactions.

The changes in allowance for doubtful accounts associated with trade accounts receivable for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002

Balance at beginning of period	$1,929	$2,238	$3,068
Provision for bad debts	2,371	2,165	1,246
Write-offs of uncollectible accounts	(1,102)	(2,474)	(2,076)
Balance at end of period	$3,198	$1,929	$2,238

In September 2004, we resolved our claim with the Bureau of Prisons (BOP) for the reimbursement of a portion of the expenses incurred in connection with the issuance of the Stop-Work Order and the delay of the Moshannon Valley Correctional Center project (included among these expenses was approximately $1.4 million in accounts receivable for expenses incurred by us after the September 1999 issuance of the Stop–Work Order).  We settled the claim, as well as the claim for the reimbursement of costs related to the original construction efforts incurred beginning in 1999 with the BOP, and were reimbursed approximately $7.0 million in September 2004.  The excess reimbursement of approximately $5.6 million over the $1.4 million in accounts receivable was credited against the carrying cost of the facility.

Restricted Assets

Restricted assets at December 31, 2004 and 2003 include approximately $17.1 million and $14.7 million, respectively, of Municipal Correctional Finance, LP’s (MCF) restricted cash accounts.  MCF’s restricted accounts are comprised primarily of a debt service fund used to segregate rental payment funds from us to MCF for MCF’s semi-annual debt service.  MCF’s funds are invested in short term certificates of deposit, money market accounts and commercial paper.  The balances are current as the debt service in the coming year is greater than the balance in these funds.

Restricted assets at December 31, 2003 include $5.0 million of funds in a restricted escrow account related to the Southern Peaks Regional Treatment Center.  These funds were released from escrow and returned to us in the second quarter of 2004. See Note 10 to the consolidated financial statements for further discussion concerning this restricted escrow account.

At certain facilities, we maintain bank accounts for restricted cash belonging to facility residents, commissary operations and equipment replacement funds used in certain state programs.  Restricted assets at December 31, 2004 and 2003 include approximately $2.5 million and $2.3 million, respectively, for these accounts.  A corresponding liability for these obligations is included in accrued liabilities in the accompanying financial statements.

Restricted assets at December 31, 2004 and 2003 include approximately $0.1 million and $0.2 million, respectively, of assets held in a rabbi trust for a deferred bonus plan.  See Note 11 to the consolidated financial statements.

Property and Equipment

Property and equipment are recorded at cost.  Ordinary maintenance and repair costs are expensed, while renewal and betterment costs are capitalized.  Buildings and improvements are depreciated over their estimated useful lives of 30 to 50 years using the straight-line method.  Prepaid facility use cost, which resulted from the July 1996 acquisition of the Big Spring Correctional Center and the December 1999 transfer of ownership of the Great Plains Correctional Facility to a leasehold interest, is being amortized over 50 years using the straight-line method.  Furniture and equipment are depreciated over their estimated useful lives of 3 to 10 years using the straight-line method.  Amortization of leasehold improvements (including those funded by landlord incentives or allowances) is recorded using the straight-line method based upon the shorter of the economic life of the asset or the term of the respective lease.  Landlord incentives or allowances under operating leases are recorded as deferred rent and amortized as a reduction of rent expense over the lease term.  See Note 6 to the Consolidated Financial Statements for further details concerning our property and equipment balances at December 31, 2004 and 2003.

Capitalized Interest

We capitalize interest on facilities while under development and construction.  Interest capitalized for the year ended December 31, 2004 was approximately $1.8 million and related to the Moshannon Valley Correctional Center, the Regional Correctional Center, the Las Vegas Center and the Southern Peaks Regional Treatment Center.  Interest capitalized for each of the years ended December 31, 2003 and 2002 was approximately $0.8 million and related primarily to the design and development of the Moshannon Valley Correctional Center.

Debt Service Reserve Fund

The debt service reserve fund was established at the closing of MCF’s bond issuance and is to be used solely for MCF’s debt service to the extent that funds in MCF’s debt service accounts are insufficient.  The debt service reserve fund is invested in short term commercial instruments and earns a guaranteed rate of return of 3.0%.  See Note 12 to the Consolidated Financial Statements.

Intangible Assets

Effective January 1, 2002, we adopted the provisions of Statements of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  In accordance with this statement, goodwill is no longer amortized but is subject to an impairment test annually.  Other intangible assets that meet the criteria under SFAS No. 142 will continue to be amortized over their remaining useful lives.

We determine the fair market value of the applicable reporting units’ net assets in accordance with SFAS No. 142 and recorded a cumulative effect of change in accounting principle charge of approximately $1.0 million, net of an income tax benefit of $0.7, at January 1, 2002 for the impairment of goodwill as a result of the adoption of SFAS No. 142.  We have evaluated the carrying value of our existing goodwill according to the provisions of SFAS No. 142 and we believe there has not been an impairment to the carrying value of our existing goodwill as of December 31, 2004.  See Note 4 to the consolidated financial statements for further details concerning our intangible assets.

Deferred Costs

Costs incurred related to obtaining debt financing are capitalized and amortized over the term of the related indebtedness.  At December 31, 2004 and 2003, we had net deferred debt issuance costs of approximately $11.0 million and $6.6 million, respectively.  Deferred costs also include costs related to projects actively under development which are considered to be probable of successful completion at the balance sheet date.

Realization of Long-Lived Assets

We assess the realization of our long-lived assets pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  For assets held and used in operations, realization is assessed based on our estimate of future operating results and cash flows.  As of December 31, 2004, we have evaluated our long-lived assets and believe that these assets, other than the three facilities for which we recognized impairment charges of approximately $10.1 million, are realizable and that no additional impairments to the carrying value of these assets exists.  See Note 6 to the Consolidated Financial Statements for further discussion concerning these impairment charges.

Revenue Recognition

We recognize revenue in accordance with SEC staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements, as amended.”  Substantially all of our revenues are derived from contracts with federal, state and local governmental agencies which pay either per diem rates based upon the number of occupant days or hours served for the period, on a take-or-pay basis, management fee basis, cost-plus reimbursement or fee-for-service basis.  Revenues are recognized as services are provided under our established contractual agreements to the extent collection is considered probable.

Pre-opening and Start-up Expenses

We incur pre-opening and start-up expenses including payroll, benefits, training and other operating costs prior to opening a new or expanded facility and during the period of operation while occupancy is ramping up. These costs vary by contract.  Newly opened facilities are staffed according to applicable regulatory or contractual requirements when we begin receiving offenders or clients.  Offenders or clients are typically assigned to a newly opened facility on a phased-in basis over a one-to-six month period. Our start-up period for new juvenile operations is 12 months from the date we begin recognizing revenue unless break-even occupancy is achieved before then.  Our start-up period for new adult operations is nine months from the date we begin recognizing revenue unless break-even occupancy is achieved before then.

Business Concentration

Contracts with federal, state and local governmental agencies account for nearly all of our revenues.  The loss of, or a significant decrease in, business from one or more of these governmental agencies could have a material adverse effect on our financial condition and results of operations.  For the years ended December 31, 2004, 2003 and 2002, 23.8%, 21.7% and 20.9%, respectively, of our consolidated revenues were derived from contracts with the Federal Bureau of Prisons (BOP), the only customer constituting more than 10.0% of our revenues during each of these periods.

Self Insurance Reserves

We maintain insurance coverage for various aspects of our business and operations.  We retain a portion of losses that occur through the use of deductibles and retention under self-insurance programs.  We regularly review our estimates of reported and unreported claims and provide for these losses through insurance reserves. These reserves are influenced by rising costs of health care and other costs, increases in claims, time lags in claims information and levels of insurance coverage carried. As claims develop and additional information becomes available to us, adjustments to the related loss reserves may occur.  Our reserves for medical and worker’s compensation claims are subject to change based on our estimate of the number and the magnitude of claims to be incurred. See Note 10 to the consolidated financial statements.

During the period of August 2000 through May 2003, our general liability and professional liability coverage was provided by Specialty Surplus Insurance Company, a Kemper Insurance Company  (“Kemper”) group member.  In June 2004, the Illinois Department of Insurance gave Kemper permission to proceed with a run-off plan it had previously submitted.  The three-year plan is designed to help Kemper meet its goal of resolving, to the maximum extent possible, all valid policyholder claims.

In view of the risks and uncertainties involved in implementing the plan, including the need to achieve significant policy buybacks, commutation of reinsurance agreements, and further agreements with regulators, no assurance can be given that the plan will be successfully implemented by Kemper.  At December 31, 2004, we recorded a charge of $0.6 million, and have estimated our range of additional exposure to be $0.5 million with respect to outstanding claims incurred during this policy period with Kemper which would become our obligation to resolve if not previously settled through Kemper.

Accounting for Stock-Based Compensation

In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” we have elected to account for our stock-based compensation plans under the intrinsic value method established by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.”  In accordance with the provisions of APB No. 25, the fair value of fixed stock options granted to employees is not reflected in net income, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant.  The following table illustrates, in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS No. 123,” the effect on net income (loss) and earnings (loss) per share as if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, expect per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$(7,433)	$3,970	$6,362
Add: total stock-based compensation recorded, net of tax	146	94	151
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	1,022	1,383	2,076
Pro forma net income (loss)	$(8,309)	$2,681	$4,437
Earnings (loss) per share:
Basic, as reported	$(.56)	$.31	$.49
Basic, pro forma	(.63)	.21	.34
Diluted, as reported	(.56)	.30	.48
Diluted, pro forma	(.63)	.20	.34

Weighted-average fair value per share of options granted (1)	$7.94	$6.02	$6.87

(1)          See Note 11 to the Consolidated Financial Statements for additional information regarding the computations presented above.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share Based Payment,” that requires companies to expense the value of employee stock options and other types of equity-based compensation at the fair value of the options at the award’s grant date based on the estimated number of awards that are expected to vest.  Compensation cost for awards that vest would not be reversed if the awards expire without being exercised.  When measuring fair value, companies can choose an option-pricing model (e.g., Black-Sholes or binominal models) that approximately reflects their specific circumstances and the economics of their transactions.  Companies will recognize compensation cost per share based payment awards as they vest, including the related tax effects.  The effective date applies to interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share based payment awards at the company’s adoption date.  We are currently evaluating the alternative transition methods permitted by SFAS No. 123R.

Income Taxes

We utilize the liability method of accounting for income taxes as required by SFAS No. 109, “Accounting for Income Taxes.”  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates.  In providing for deferred taxes, we consider current tax regulations, estimates of future taxable income and available tax planning strategies.  If tax regulations, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of tax assets and liabilities may occur.  See Note 8 to the Consolidated Financial Statements.

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution from common stock equivalents such as stock options and warrants.  For the years ended December 31, 2004, 2003 and 2002, there were 437,078 shares ($13.01 average price), 371,145 shares ($12.86 average price) and 317,016 shares ($14.48 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

The following table summarizes the calculation of net earnings (loss) and the weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2004	2003	2002

Net earnings (loss)	$(7,433)	$3,970	$6,362

Weighted average common share outstanding	13,203	12,941	12,911
Weighted average common share equivalents outstanding	—	401	218

Weighted average common shares and common share equivalents outstanding	13,203	13,342	13,129

Basic earnings (loss) per share	$(.56)	$.31	$.49

Diluted earnings (loss) per share	$(.56)	$.30	$.48

Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, investment securities, accounts receivable and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments.  At December 31, 2004, the carrying amount of long-term debt was $288.5 million, and the estimated fair value was $305.5 million.  At December 31, 2003, the carrying amount was $235.6 million, and the estimated fair value was $235.9 million.  The estimated fair value of long-term debt is based primarily on quoted market prices for the same or similar issues.

Derivative Instruments

Derivative instruments are recognized in accordance with the provisions of SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.”  We have only entered into derivative contracts that are classified as hedges.  These hedges are recorded at their fair value with changes in the fair value recorded as adjustments to the related liability and other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 12 to the Consolidated Financial Statements.

Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require that we make certain estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.  We evaluate our estimates on an on-going basis, based on historical experience and on various other assumptions that we believe to be reasonable based on the information available.  Actual results could differ from these estimates under different assumptions or conditions.  The significant estimates made by us in the accompanying consolidated financial statements include the allowance for doubtful accounts, accruals for insurance and legal claims, accruals for compensated employee absences and the realizability of long-lived tangible and intangible assets.

Reclassifications

Certain reclassifications have been made to the prior period financial statements contained herein to conform to current year presentation.

3.              ACQUISITION OF FACILITY MANAGEMENT CONTRACT

In June 2004, we acquired a management contract to operate a 976 bed secure youth offender correctional facility in Walnut Grove, Mississippi, the Walnut Grove Youth Correctional Facility, from Tuscolameta, Inc.  This facility houses 13-20 year-old males and provides academic and vocational training, along with drug and alcohol education and treatment.  Group and individual counseling and recreational opportunities are also provided. The management contract has a remaining term of 2 ½ years with a renewal option for an additional two-year term.

We acquired the management contract and certain other assets and liabilities for a total purchase price of  $3.0 million, which was allocated as follows (in thousands):

Accounts receivable	$584
Contract value	2,405
Prepaid supplies	188
Fixed assets	271
Non-compete agreement	300
Accounts payable and accrued liabilities	(748)
Net assets	$3,000

The fair market value of the management contract was determined based on discounted future cash flows.  We are amortizing the management contract value of $2.4 million over the expected useful life of the management contract of 4.5 years.  The expected useful life of the contract includes two one-year options.  Amortization expense was approximately $0.3 million for the year ended December 31, 2004.

4.            INTANGIBLE ASSETS

Intangible assets at December 31, 2004 and 2003 consisted of the following (in thousands):

	December 31, 2004	December 31, 2003

Non-compete agreements	$9,840	$9,420
Acquired contract value	2,405	—
Accumulated amortization	(5,219)	(3,854)
Intangibles assets, net	7,026	5,566
Goodwill, net	7,721	7,721
Total intangibles, net	$14,747	$13,287

In conjunction with the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004, we purchased a contract with an adjusted value of $2.4 million as of December 31, 2004 and we entered into a non-compete agreement totaling $0.3 million with the previous operators of the facility.  This agreement has a term of five years.  Amortization expense for the contract value is expected to be approximately $0.5 million for each of the next four years.

Amortization expense for our non-compete agreements was approximately $1.1 million for the year ended December 31, 2004 and $0.9 million for each of the years ended December 31, 2003 and 2002.  Amortization expense for our non-compete agreements is expected to be approximately $1.1 million for each of the next four years and $0.7 million for the fifth year.

5.              NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R) which addresses the consolidation of variable interest entities (VIE’s) by business enterprises that are the primary beneficiaries.  A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest.  The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE.  Our adoption of FIN 46R on January 1, 2004 did not change our accounting for the 2001 Sale and Leaseback Transaction, which is consolidated for reporting purposes.  We have no other arrangements subject to the provisions of FIN 46R.

We do not have an equity interest in the variable interest entity that was formed in connection with the 2001 Sale and Leaseback Transaction.  The variable interest entity was formed for the purpose of owning and leasing certain facilities to us.  Reference is made to the “Non-Guarantor Subsidiary” information included in Note 17 for a summary of the financial information related to the variable interest entity.  The debtholders of the variable interest entity have no recourse to our general credit.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment,” which requires companies to expense the value of employee stock options and other types of equity-based compensation at the fair value of the options at the award’s grant date based on the estimated number of awards that are expected to vest.  Compensation cost for awards that vest would not be reversed if the awards expire without being exercised.  When measuring fair value, companies can choose an option-pricing model (e.g., Black-Sholes or binominal models) that approximately reflects their specific circumstances and the economics of their transactions.  Companies will recognize compensation cost per share based payment awards as they vest, including the related tax effects.  The effective date applies to interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested shares based payment awards at the adoption date.  We are currently evaluating the alternative transition methods permitted by SFAS No. 123R.

6.              PROPERTY AND EQUIPMENT

Property and equipment were as follows (in thousands):

	December 31,
	2004	2003

Land	$31,448	$27,168
Prepaid facility use	71,323	71,323
Buildings and improvements	174,702	161,894
Furniture and equipment	30,942	25,770
Construction in progress	22,444	22,381
Sub-total	330,859	308,536
Accumulated depreciation and amortization	(48,604)	(40,633)
Total property and equipment	$282,255	$267,903

Significant purchases/additions to property and equipment made in the year ended December 31, 2004 include  (1) the construction of the Southern Peaks Regional Treatment Center for approximately $14.2 million,  (2) renovations to the Regional Correctional Center of approximately $7.8 million, (3) construction costs and capitalized interest related to the Moshannon Valley Correctional Center for approximately 6.2 million, (4) the purchase and partial renovation of the Central California Treatment Center for  approximately $2.7 million,  (5) the purchase and renovation of the Las Vegas Center for approximately $2.6 million and (6) the purchase of the Baker Community Correctional Center building for approximately $2.0 million.  We previously leased the Baker Community Correctional Center.

In September 2003, we repurchased furniture and equipment leased under a sale and leaseback transaction completed in 1999 for approximately $4.8 million.  We are depreciating this furniture and equipment over 3 years.

Construction in progress at December 31, 2004 consisted primarily of construction and renovation costs for the Moshannon Valley Correctional Center, the Regional Correctional Center and the Central California Treatment Center.  Construction in progress at December 31, 2003 consisted primarily of construction and renovation costs for the Moshannon Valley Correctional Center, the Regional Correctional Center, the Southern Peaks Regional Treatment Center, the Las Vegas Center, the Central California Treatment Center and information technology and software development costs.

We evaluate the realization of our long-lived assets according to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when changes in circumstances or a specific triggering event indicates that the carrying value of the asset may not be recoverable.  As a part of our evaluation, we make judgments regarding the potential future operating results and cash flows associated with individual facilities.  Additionally, should we decide to sell a facility, realization is evaluated based on the estimated sales price based on the best market information available.

We closed the New Morgan Academy in the fourth quarter of 2002 and are currently evaluating alternative uses for this facility.  We are focusing our efforts on the possible lease or sale of the facility to certain governmental agencies in Pennsylvania, as well as private enterprises.  Based on current period and forecasted operating and cash flow losses associated with this facility, in accordance with the provisions of SFAS No. 144, we determined that our carrying value of the facility was not fully recoverable and exceeded its fair value and, as a result, we recorded an impairment charge of $9.3 million in the year ended December 31, 2004.  This charge was determined based on the results of our probability-weighted cash flow analysis.

In addition, as a result of our review of our other long-lived assets based on current and forecasted operating and cash flow losses associated with these assets, we determined that our carrying values for two of our juvenile residential facilities was not fully recoverable and exceeded its fair value and, as a result, we recorded an impairment charge of $0.8 million in the year ended December 31, 2004 related to one of our juvenile facilities.  This charge was estimated based on the best market information available.

7.              ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2004	2003

Accounts payable	$11,057	$12,353
Accrued compensation	6,426	7,101
Accrued interest payable	12,565	6,459
Accrued taxes payable	3,615	3,258
Accrued insurance	6,116	3,651
Accrued legal	3,334	1,942
Resident funds	2,451	2,302
Other	1,673	457
Total accounts payable and accrued liabilities	$47,237	$37,523

8.              INCOME TAXES

The following is an analysis of our deferred tax assets and liabilities (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Accrued liabilities and allowances	$4,856	$4,115
State operating loss carryforwords	1,625	—
Deferred compensation	25	31
Other	49	—
Total deferred tax assets	6,555	4,146

Deferred tax liabilities:
Depreciation and amortization	3,165	6,591
Prepaid expenses	845	734
Other	488	415
Total deferred tax liabilities	4,498	7,740

Valuation allowance	(1,625)	—

Net deferred tax asset (liability)	$432	$(3,594)

As of December 31, 2004, we have net operating losses for state income taxes of approximately $34.6 million.  Our tax returns are subject to periodic audit by the various jurisdictions in which we operate.  These audits, including those currently underway, can result in adjustments of taxes due or adjustments of the NOLs which are available to offset future taxable income.

Valuation allowances of $1.6 million have been established for uncertainties in realizing the benefit of certain state income tax loss carryforwards.  In assessing the realizability of carryforwards, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The valuation allowance will be adjusted in the periods that we determine it is more likely than not that deferred tax assets will or will not be realized.

The components of our income tax provision were as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002

Federal current provision	$(453)	$477	$5,031
State current provision	$(238)	$342	$1,209
Total current provision	$(691)	$819	$6,240

Federal Deferred provision	$(4,483)	$1,604	$(1,690)
State Deferred provision	$329	$337	$(269)
Total Deferred provision	$(4,154)	$1,941	(1,959)

Total Provision	$(4,845)	$2,760	$4,281

Continuing operations	$(4,845)	$2,760	$4,952
Cumulative effect of change in accounting principle	—	—	(671)
	$(4,845)	$2,760	$4,281

As of December 31, 2004, we have net operating losses for state income taxes of approximately $34.6 million that begin to expire in 2018.  Valuation allowances of $1.6 million have been established for uncertainties in realizing the benefit of certain state income tax loss carryforwards.  In assessing the realizability of carryforwards, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The valuation allowance will be adjusted in the periods that we determine it is more likely than not that deferred tax assets will or will not be realized.

Our tax returns are subject to periodic audit by the various jurisdictions in which we operate.  These audits including those currently underway, can result in adjustments of taxes due or adjustments of the NOLs which are available to offset future taxable income.

The following is a reconciliation of income taxes at the statutory federal income tax rate of 35% to the income tax provision recorded by us (in thousands):

	Year Ended December 31,
	2004	2003	2002

Computed taxes at statutory rate	$(4,297)	$2,356	$3,725
State income taxes, net of federal benefit	(617)	281	380
Other	69	123	176
	$(4,845)	$2,760	$4,281

9.              CREDIT FACILITIES

Our long-term debt consisted of the following (in thousands):

	December 31,
	2004	2003
Debt of Cornell Companies, Inc.:
Senior Notes, unsecured, due July 2012 with an interest rate of 10.75%, net of discount	$110,619	$—
Fair-value adjustment of Senior Notes as result of interest rate swap	3,208	—
Revolving Line of Credit due June 2008 with an interest rate of LIBOR plus 2.25% to 3.5% or prime plus 0.75% to 2.00%	—	—
Revolving Line of Credit due July 2005 with an interest rate of prime plus 2.0% or LIBOR plus 3.0%, repaid in June 2004	—	2,000
Capital lease obligations	6	8
Subtotal	113,833	2,008

Debt of Special Purpose Entities:
Synthetic Lease Investor Note A due July 2005 with an interest rate of LIBOR plus 3.25%, repaid June 2004	—	42,255
Synthetic Lease Investor Note B due July 2005 with an interest rate of LIBOR plus 3.50%, repaid June 2004	—	8,335
8.47% Bonds due 2016	174,700	183,000
Subtotal	174,700	233,590

Total consolidated debt	288,533	235,598

Less: current maturities	(9,005)	(8,306)

Consolidated long-term debt	$279,528	$227,292

Long-Term Credit Facilities.  Our 2000 Credit Facility, as amended, provided for borrowings of up to $45.0 million under a revolving line of credit.  The commitment amount was reduced by $1.6 million quarterly beginning in July 2002 and by outstanding letters of credit.  The amended 2000 Credit Facility bore interest, at our election, at either the prime rate plus a margin of 2.0%, or a rate which was 3.0% above the applicable LIBOR rate.  Additionally, the amended 2000 Credit Facility provided us with the ability to enter into synthetic lease agreements for the acquisition or development of operating facilities.  This synthetic lease financing arrangement provided for funding to the lessor under operating leases of up to $100.0 million.  The amended 2000 Credit Facility was repaid with the net proceeds from the sale of the Senior Notes in June 2004.

MCF is obligated for the outstanding balance of its 8.47% Taxable Revenue Bonds, Series 2001.  The bonds bear interest at a rate of 7.00% per annum and are payable in semi-annual installments of interest and annual installments of principal.  All unpaid principal and accrued interest on the bonds is due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents.  The bonds are limited, nonrecourse obligations of MCF and secured by the property and equipment, bond reserves, assignment of subleases and substantially all assets related to the facilities included in the 2001 Sale and Leaseback Transaction.  The  bonds are not guaranteed by us.

On June 24, 2004, we entered into a revolving credit facility (the “2004 Credit Facility”) by and among the Company, and certain lenders to fund working capital for acquisitions, to refinance existing debt, to fund capital expenditures and general corporate purposes. The 2004 Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit, and is reduced by outstanding letters of credit.  The available commitment under the 2004 Credit Facility was approximately $52.8 million at December 31, 2004.  We had no outstanding borrowings on the 2004 Credit Facility at December 31, 2004, but we had outstanding letters of credit of approximately $7.2 million.  Subject to certain requirements, we have the right to increase the aggregate commitments under the 2004 Credit Facility up to an aggregate amount of $100.0 million.  The 2004 Credit Facility matures in June 2008 and bears interest, at our election, depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.75% to 2.00%, or a rate which ranges from 2.25% to 3.50% above the applicable LIBOR rate. The 2004 Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries.  The 2004 Credit Facility is not secured by the assets of MCF.  The 2004 Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants.

In June 2004, we issued $112.0 million in principal of 10.75% Senior Notes (the “Senior Notes”) due July 1, 2012.  The Senior Notes are unsecured senior indebtedness and are guaranteed by all of our existing and future subsidiaries (collectively, the “Guarantors”).  The Senior Notes are not guaranteed by MCF (the “Non-Guarantor”).    Interest on the Senior Notes is payable semi-annually on January 1 and July 1 of each year, commencing January 1, 2005.  On or after July 1, 2008, we may redeem all or a portion of the Senior Notes at the redemption prices (expressed as a percentage of the principal amount) listed below, plus accrued and unpaid interest, if any, on the Senior Notes redeemed, to the applicable date of redemption, if redeemed during the 12-month period commencing on July 1 of the years indicated below:

Year	Percentages

2008	105.375%
2009	102.688%
2010 and thereafter	100.000%

Any time prior to July 1, 2007, we may redeem up to 35% of the original aggregate principal amount of the Senior Notes at a redemption price of 110.75% of the principal amount thereof with the net cash of public offerings of equity, provided that at least 65% of the original aggregate principal amount of the Notes remains outstanding after the redemption and other conditions are met.  Upon the occurrence of specified change of control events, unless we have exercised our option to redeem all the Senior Notes as described above, each holder will have the right to require us to repurchase all or a portion of such holder’s Senior Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, on the Senior Notes repurchased, to the applicable date of purchase.  The Senior Notes were issued under an indenture (the “Indenture”) which limits our ability  and the ability of our Guarantors to, among other things, incur additional indebtedness, pay dividends or make other distributions, make other restricted payments and investments, create liens, incur restrictions on the ability of the Guarantors to pay dividends or other payments to us, enter into transactions with affiliates, and engage in mergers, consolidations and certain sales of assets. The net proceeds from the sale of the Senior Notes was approximately $107.2 million, which was used to repay and refinance the indebtedness under our amended 2000 Credit Facility and synthetic lease obligations as of June 24, 2004.  We recognized a charge of approximately $2.4 million related to the write-off of unamortized deferred financing costs and charges related to the extinguishment of the synthetic lease and the amended 2000 Credit Facility obligations.

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate.  The terms of the interest rate swap contract and the underlying debt instrument are identical.  We have designated the swap agreement as a fair value hedge.  The swap has a notional amount of $84.0 million and matures in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, the Company pays on a semi-annual basis (each January 1 and July 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receives a fixed-rate interest of 10.75%.  For the year ended December 31, 2004, we recorded interest savings related to this interest rate swap of approximately $1.2 million which is reflected as a reduction to interest expense in the accompanying financial statements.  The swap agreements are marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes.  At December 31, 2004 the fair value of this derivative instrument was approximately $3.2 million and is included in other assets.  The carrying value of the Senior Notes as of December 31, 2004 was increased by the same amount.  Because the swap agreement is considered an effective fair-value hedge, there will be no effect on our results of operations from the mark-to-market adjustment as long as the swap is in effect.

Scheduled maturities of our consolidated long-term debt were as follows (in thousands):

	Cornell Companies, Inc.	MCF	Consolidated

For the year ending December 31,
2005	5	9,000	9,005
2006	1	9,700	9,701
2007	—	10,500	10,500
2008	—	11,400	11,400
2009	—	12,400	12,400
Thereafter	112,000	121,700	233,700
Total	$112.006	$174.700	$286,706

10.       COMMITMENTS AND CONTINGENCIES

Financial Guarantee

During the normal course of business, we enter into contracts that contain a variety of representations and warranties and provide general indemnifications.  Our maximum exposure under these arrangements is unknown as this would involve future claims that may be made against us that have not yet occurred.  However, based on experience, we believe the risk of loss to be remote.

Operating Leases

We lease office space, certain facilities and furniture and equipment under long-term operating leases.  Rent expense for all operating leases for the years ended December 31, 2004, 2003 and 2002, was approximately $7.4 million, $9.9 million and $9.0 million, respectively.  The decrease in 2004 rent expense as compared to 2003 was primarily due to the September 2003 purchase of furniture and equipment that was previously leased under sale and leaseback transaction in 1999.

Under the amended 2000 Credit Facility, we entered into operating lease agreements that were considered to be a virtual special purpose entity for the acquisition or development of operating facilities.  This synthetic lease financing arrangement provided for funding from the virtual special purpose entity under the operating leases of up to $100.0 million, of which approximately $52.4 million had been utilized as of December 31,

2003 for the purchase of a building in California, construction of the New Morgan Academy and construction costs to date for the Moshannon Valley Correctional Center.  The leases under this arrangement each had a term of the lesser of five years or July 2005, included purchase and renewal options, and provided for residual value guarantees for each lease that average 81.4% of the total cost and would have been due by us upon termination of the leases.  Upon termination of a lease, we could either exercise a purchase option, or the facilities could be sold to a third party.  In June 2004, we repaid the outstanding balances related to the synthetic lease financing with proceeds from the issuance of the $112.0 million Senior Notes and terminated these leases.

As of December 31, 2004, we had the following rental commitments under noncancelable operating leases (in thousands):

For the year ending December 31,
2005	$5,995
2006	5,245
2007	4,720
2008	3,586
2009	2,008
Thereafter	13,165
Total	$34,719

401(k) Plan

We have a defined contribution 401(k) plan.  Our matching contribution currently represents 50% of a participant’s contribution, up to the first 6% of the participant’s salary.  We  recorded contribution expense of approximately $1.2 million for each of the  years ended December 31, 2004, 2003 and 2002.

Legal Proceedings

Southern Peaks Regional Treatment Center

On January 5, 2004, we initiated legal proceedings in the lawsuit styled Cornell Corrections of California, Inc. v. Longboat Global Advisors, LLC, et al., No.2004 CV-79761 in the Superior Court of Fulton County, Georgia under theories of fraud, conversion, breach of contract and other theories to determine the location of and to recover funds previously deposited by us into what we believed to be an escrow account in connection with the development and construction of the Southern Peaks Regional Treatment Center.  Of the funds previously deposited, approximately $5.4 million remains to be recovered at December 31, 2004.  In December 2004, the case was tried before a jury and the jury returned a verdict awarding approximately $6.5 million in compensatory damages and approximately $1.4 million in punitive damages, plus attorney’s fees.  Currently, we expect the defendants to move for a new trial and that no judgment will be entered on the verdict until after these motions for a new trial have been heard and ruled on by the court.  If the court denies any filed motions for a new trial and enters a judgment on the jury verdict we expect that the actual damages awarded under the verdict will be adjusted downward to the $5.4 million actually lost by us and that the punitive damages award may be adjusted downward because of a Georgia statute regarding caps on punitive damages awards.  The award for compensatory damages accrues pre-judgment interest at a rate of 7 percent from the date of loss through the date of judgment.  Following the jury verdicts, we collected approximately $0.4 million in January 2005 in funds which had been previously frozen under a temporary restraining order issued at the time that we commenced this litigation.  Due to the continued uncertainty surrounding any motions for a new trial and the ultimate recovery of the funds previously deposited, we will continue to maintain our existing reserve of approximately $5.4 million in an allowance for doubtful accounts.

Shareholder Lawsuits

In March and April 2002, the company, Steven W. Logan (our former President and Chief Executive Officer), and John L. Hendrix (our former Chief Financial Officer), were named as defendants in four federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division.  The aforementioned lawsuits were putative class action lawsuits brought on behalf of all purchasers of our common stock between March 6, 2001 and March 5, 2002 and relate to our restatement in 2002 of certain financial statements.  The lawsuits involved disclosures made concerning two prior transactions executed by us: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction.  These four lawsuits were consolidated into the Graydon Williams action and Flyline Partners, LP was appointed lead plaintiff.  As a result, a consolidated complaint was filed by Flyline Partners, LP.  Richard Picard and Anthony Scolaro were also named as plaintiffs.  Since then, the court has allowed plaintiffs to file an amended consolidated complaint. The amended consolidated complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933 (the “Securities Act”) and/or Section 15 of the Securities Act.  The amended consolidated complaint seeks, among other things, restitution damages, compensatory damages, rescission or a rescissory measure of damages, costs, expenses, attorneys’ fees and expert fees.  A motion to dismiss is currently pending.

In March 2002, the company, our directors, and our former independent auditor Arthur Andersen LLP, were sued in a derivative action styled as William Williams, Derivatively and on Behalf of Nominal Defendant Cornell Companies, Inc. v. Anthony R. Chase, et al., No. 2002-15614, in the 127th Judicial District Court of Harris County, Texas.  The lawsuit related to our restatement in 2002 of certain financial statements.  The lawsuit alleged breaches of fiduciary duty by all of the individual defendants and asserted breach of contract and professional negligence claims only against Arthur Andersen LLP.  This lawsuit has been dismissed without prejudice by agreement.

On January 27, 2004, we received a letter from William Williams, the plaintiff in the William Williams action discussed above, demanding that we pursue breach of fiduciary duty claims against various officers and directors based on the August 2001 sale leaseback transaction and the subsequent restatement.  We have issued a preliminary response to the letter indicating that the Board will consider the request and inform Mr. Williams of its decision.

In May and June 2002, the company and our directors were sued in three other derivative lawsuits styled as follows: (1) Juan Guitierrez, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1812, in the United Stated District Court for the Southern District of Texas, Houston Division; (2) Thomas Pagano, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1896, in the United Stated District Court for the Southern District of Texas, Houston Division; and (3) Jesse Menning, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. 2002-28924, in the 164th Judicial District Court of Harris County, Texas.  These lawsuits relate to our restatement in 2002 of certain financial statements.  These lawsuits all allege breaches of fiduciary duty and waste of corporate assets by all of the defendants.  A motion to dismiss the Guitierrez and Pagano lawsuits was filed.

The court dismissed the Pagano action as duplicative of the Guitierrez action.  The motion to dismiss the Guitierrez action is still pending.  The Menning action has been dismissed, but with an agreement that the plaintiff’s claims as to Cornell are tolled until 30 days following the final resolution of the Guitierrez case, including any appeals.

The plaintiffs in these cases have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty.  However, we believe we have good defenses and intend to vigorously defend against the claims asserted in these actions.  We have not recorded any loss accruals related to these claims.

Certain insurance policies held by us to cover potential director and officer liability may limit our cash outflows in the event of a decision adverse to us in the matters discussed above.  However, if an adverse decision in these matters exceeds the insurance coverage or if the insurance coverage is deemed not to apply to these matters, an adverse decision to us in these matters could have a material adverse effect on us, our financial condition, results of operations and future prospects.

Other

Additionally, we currently and from time to time are subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries or for wrongful restriction of or interference with offender privileges and employment matters. If an adverse decision in these matters exceeds our insurance coverage, or if our coverage is deemed not to apply to these matters, or if the underlying insurance carrier were unable to fulfill their obligation under the insurance coverage provided, it could have a material adverse effect on our financial position, results of operations or cash flows.

During the period of August 2000 through May 2003, our general liability and professional liability coverage was provided by Specialty Surplus Insurance Company, a Kemper Insurance Company (“Kemper”) group member.  In June 2004, the Illinois Department of Insurance gave Kemper permission to proceed with a run-off plan it had previously submitted.  The three-year plan is designed to help Kemper meet its goal of resolving, to the maximum extent possible, all valid policyholder claims.

In view of the risks and uncertainties involved in implementing the plan, including the need to achieve significant policy buybacks, commutation of reinsurance agreements, and further agreements with regulations, no assurance can be given that the plan will be successfully implemented by Kemper.  At December 31, 2004, we recorded a charge of $0.6 million, and have estimated our range of additional exposure to $0.5 million with respect to outstanding claims incurred during this policy period with Kemper which would become our obligation to resolve if not settled through Kemper.

While the outcome of such matters cannot be predicated with certainty, based on the information known to date, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, operating results or cash flow.

Securities and Exchange Commission Investigation

Following the restatement of our 2001 financial statements in 2002, the SEC initiated an investigation into the circumstances leading to this restatement.  The SEC made an initial inquiry in 2002, and in July 2003, we received additional information requests to which we responded and cooperated in a timely manner.  In October 2004, we received correspondence from the staff of the SEC indicating that the SEC’s investigation had been terminated and no enforcement action had been recommended.

11.       STOCKHOLDERS’ EQUITY

Stockholder Rights Plan

On May 1, 1998, we adopted a stockholder rights plan.  Under the plan, each stockholder of record at the close of the business day on May 11, 1998, received one Preferred Stock Purchase Right (Right) for each share of common stock held.  The Rights expire on May 1, 2008.  Each Right initially entitles the stockholder to purchase one one-thousandth of a Series A Junior Participating Preferred Share for $120.00.  Each Preferred Share has terms designed to make it economically equivalent to one thousand common shares.  The Rights will become exercisable only in the event a person or group acquires 15% or more of our common stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning 15% or more of our common stock.  If a person or group acquires a 15% or more position in the Company, each Right (except those held by the acquiring party) will then entitle its holder to purchase, at the exercise price, our common stock having a value of twice the exercise price.  The effect will be to entitle the holder to buy the common stock at 50% of the market price.  Also, if following an acquisition of 15% or more of our common stock, we are acquired by that person or group in a merger or other business combination transaction, each Right would then entitle its holder to purchase common stock of the acquiring company having a value of twice the exercise price.  The effect will be to entitle our stockholders to buy stock in the acquiring company at 50% of the market price.  We may redeem the Rights at $0.01 per Right at any time prior to the acquisition of 15% or more of our common stock by a person or group.

Preferred Stock

Preferred stock may be issued from time to time by our Board of Directors, which is responsible for determining the voting, dividend, redemption, conversion and liquidation features of any preferred stock.

Options

In December 2000, we adopted the 2000 Broad-Based Employee Plan (2000 Plan).  Pursuant to the 2000 Plan, we may grant non-qualified stock options to our employees, directors and eligible consultants for up to the greater of 400,000 shares or 4% of the aggregate number of shares of common stock issued and outstanding immediately after grant of any option under the 2000 Plan.  The 2000 Plan options vest up to five years and expire ten years from the grant date.  In May 1996, we adopted the 1996 Stock Option Plan and amended and restated the plan in April 1998 (1996 Plan).  Pursuant to the 1996 Plan, we may grant non-qualified and incentive stock options for up to the greater of 1,932,119 shares or 15.0% of the aggregate number of shares of common stock outstanding.  The 1996 Plan options vest up to seven years and expire seven to ten years from the grant date.  The Compensation Committee of the Board of Directors, which is comprised of independent directors, is responsible for determining the exercise price and vesting terms for the granted options.  The 1996 Plan and 2000 Plan option exercise prices can be no less than the market price of our common stock on the date of grant.

In conjunction with the issuance of the Subordinated Notes in July 2000, we issued warrants to purchase 290,370 shares of the common stock at an exercise price of $6.70.  We recognized the fair value of these warrants of $1.1 million as additional paid-in capital.  The warrants may only be exercised by payment of the exercise price in cash to us, by cancellation of an amount of warrants equal to the fair market value of the exercise price, or by the cancellation of our indebtedness owed to the warrant holder.  During 2001, 168,292 shares of Common Stock were issued in conjunction with the exercise and cancellation of 217,778 warrants. At December 31, 2004 and 2003, 72,592 warrants remained outstanding.

The following is a summary of the status of our 2000 Plan, 1996 Plan and other options at December 31, 2004, 2003 and 2002, and changes during the years then ended:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,131,964	$9.55	1,409,845	$9.20	1,178,624	$7.98
Granted	167,150	13.46	215,475	10.02	388,400	10.87
Exercised	(196,852)	7.16	(327,695)	6.50	(95,059)	2.11
Forfeited or canceled	(125,315)	10.12	(165,661)	12.63	(62,120)	13.99
Outstanding at end of year	976,947	10.72	1,131,964	9.55	1,409,845	9.20

Exercisable at end of year	514,165	10.31	615,701	9.55	681,787	8.65

Weighted average fair value of options granted		$7.94		$6.02		$6.87

The following table summarizes information about our outstanding stock options at December 31, 2004:

Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.75	to	$5.62	134,507	6.0	$4.49	115,467	$4.57
5.63	to	8.44	89,289	8.1	8.40	60,417	8.40
8.45	to	12.65	449,900	6.2	10.69	172,280	10.61
12.66	to	18.75	303,251	7.5	14.21	166,001	14.69
			976,947	6.7	10.72	514,165	10.31

For purposes of the pro forma disclosures in Note 2, under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model.  The following weighted average assumptions were used for grants in 2004, 2003 and 2002, respectively:  risk-free interest rates of 4.33%, 3.60% and 5.10%; dividend rates of $0, $0 and $0; expected lives of 7.0, 7.0 and 7.0 years; expected volatility of 52.89%, 56.43% and 57.58%.

The Black-Scholes option pricing model and other existing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of, and are highly sensitive to, subjective assumptions including the expected stock price volatility.  Our employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

Treasury Stock

During the years ended December 31, 2004 and 2003, we repurchased in the open market 10,000 and 106,500 shares, respectively, of our common stock under a share repurchase program at an aggregate cost of $0.1 million and $1.2 million, respectively.  In 2002, the Board of Directors authorized the repurchase of an aggregate $10.0 million of our outstanding shares.  The annual repurchase of shares was limited to $2.5 million, and with an aggregate limit of $7.5 million, under our amended 2000 Credit Facility.  Under the terms of the Senior Notes and the 2004 Credit Facility, we can purchase shares of our stock subject to certain cumulative restrictions.

Employee Stock Purchase Plan

Effective as of January 1, 2000, we have an employee stock purchase plan whereby employees can make contributions to purchase our common stock.  Purchases of common stock are made annually at the lower of the beginning or end of year market value, less a 15.0% discount.  For the years ended December 31, 2004, 2003 and 2002, employee contributions of approximately $323,000, $356,000 and $399,000 were used to purchase 40,213, 46,486 and 82,581 shares, respectively, of our common stock.

Deferred Bonus Plan

In the fourth quarter of 2001, we established a deferred bonus plan for certain employees.  Pursuant to the plan, approximately $4.7 million was deposited on behalf of individual participants into a rabbi trust account, which included approximately $3.6 million in cash and $1.1 million in our treasury stock.  The treasury stock portion of the rabbi trust is to remain as treasury stock, while the participants may give investment directions to the trustee as to the cash portion, subject to certain limitations.  The investments of the rabbi trust represent our assets and are included in our accompanying Consolidated Balance Sheets based on the nature of the assets held.  Assets placed into the rabbi trust are irrevocable; therefore they are restricted as to our use under the terms of the trust and the deferred bonus plan.  Amounts held in the rabbi trust are generally distributable upon vesting.  At December 31, 2004, restricted assets and other current assets included approximately $121,000 and $147,000, respectively, of deposits in a rabbi trust.

The plan generally vests 100.0% upon the achievement of an aggregate amount of monthly credits (based on a fixed monthly earnings milestone) expected to occur at the end of five years beginning October 1, 2001.  Vesting will accelerate to 60.0% at the end of three years if certain earnings targets are achieved.  Based on the expected earnings period, compensation expense and the related compensation liability for the aggregate plan value are being recognized over five years.  To the extent the vesting is extended or accelerated based on the achievement of the financial milestones, recognition of compensation expense will be adjusted on a prospective basis.  In the event of a change of control (as defined in the plan), the amounts in each participants account will be paid to the participant in a lump sum.  For the years ended December 31, 2004, 2003 and 2002, we expensed approximately $0.07, $0.5 million and $0.09 million, respectively, under the deferred bonus plan.

While periodic gains on the value of each participant’s investments held in the rabbi trust are recorded currently in income, an equal amount of compensation expense and related compensation liability is recorded, since participants are fully vested in such gains.  Periodic losses incurred by participants in their invested balances are recorded as incurred.  Such losses in excess of a participant’s recorded compensation expense are guaranteed by the participants with a full-recourse obligation to us.  These guarantees function to offset the loss on investments to the extent the obligations are not reserved for collectibility by us.

Amounts held in treasury stock have been recorded at cost.  An equal amount has been established as deferred compensation and additional paid-in capital in our Consolidated Statements of Stockholders’ Equity.  The balance in the deferred bonus plan is amortized to compensation expense over the expected vesting period of five years.

12.       DERIVATIVE FINANCIAL INSTRUMENTS AND GUARANTEES

Debt Service Reserve Fund and Debt Service Fund

In August 2001, MCF completed a bond offering to finance the 2001 Sale and Leaseback Transaction.  In connection with this bond offering, two reserve fund accounts were established by MCF pursuant to the terms of the indenture: (1) MCF’s Debt Service Reserve Fund, aggregating $23.8 million at December 31, 2004, was established to make payments on MCF’s outstanding bonds in the event we (as lessee) should fail to make the scheduled rental payments to MCF and (2) MCF’s Debt Service Fund, aggregating $17.1 million at December 31, 2004, used to accumulate the monthly lease payments that MCF receives from us until such funds are used to pay MCF’s semi-annual bond interest and annual bond principal payments.  Both reserve fund accounts are subject to the agreements with the MCF Equity Investors whereby guaranteed rates of return of 3.0% and 5.08%, respectively, are provided for in the balance of the Debt Service Reserve Fund and the Debt Service Fund.  The guaranteed rates of return are characterized as cash flow hedge derivative instruments.  At inception, the derivatives had an aggregate fair value of $4.0 million, which has been recorded as a decrease to the equity investment in MCF made by the MCF Equity Investors (MCF minority interest) and as a deferred liability in our Consolidated Balance Sheets.  Changes in the fair value of the derivative instruments are recorded as an adjustment to other long-term liabilities and reported as other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Income (Loss).  At December 31, 2004, the fair value of these derivative instruments was approximately $2.2 million.  As a result, our Consolidated Statements of Operations and Comprehensive Income (Loss) include accumulated other comprehensive income (loss) of approximately $0.2 million, ($0.4) million and $1.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

13.       PROJECTS UNDER DEVELOPMENT, CONSTRUCTION OR RENOVATION

We closed the New Morgan Academy in the fourth quarter of 2002 and are currently considering several options ranging from the utilization of the facility for another type of program or the sale or lease of the facility. As of December 31, 2004, we are focusing our efforts on the possible lease or sale of the facility to certain governmental agencies in Pennsylvania, as well as private enterprises.  We are maintaining a small staff to secure and maintain the facility.  We have recognized pre-tax costs (including an impairment charge of $9.3 million discussed below) of approximately $13.5 million in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2004 for related holding costs (depreciation, interest, property, taxes and other maintenance costs).

At December 31, 2004, as a result of our analysis pursuant to the provisions of SFAS No. 144, we determined that the carrying amount of the New Morgan Academy was not fully recoverable and exceeded its fair value (as based on current estimates of future cash flows).  The developing inability during late 2004 of various governmental agencies with whom we have been in negotiations to obtain the level of funding to contract with us for the use of the New Morgan Academy has indicated an expectation of continuing losses associated with this facility.  Accordingly, we believe that, pursuant to the provisions of SFAS No. 144, an impairment charge of $9.3 million was required and such charge has been recognized in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2004.  The carrying value of the property and equipment for the New Morgan Academy, after the impairment charge, was approximately $20.4 million at December 31, 2004.

In March 2003, we reached an agreement with the Commonwealth of Pennsylvania that resolved all outstanding administrative issues relative to the contract awarded to us by the BOP to operate the Moshannon Valley Correctional Center. In October 2004, we received the signed Finding of No Significant Impact for the facility.  Construction of the facility, which will house 1,300 male federal inmates, began immediately.  We have a three-year contract with the BOP to operate the facility and the BOP has the option to grant seven one-year extensions.  The facility is scheduled to begin operations in early 2006.

In September 2004, we resolved our claim with the BOP for the reimbursement of a portion of the expenses we incurred in connection with the issuance of the Stop-Work Order and the delay of the project (included among these expenses was approximately $1.4 million in accounts receivable for expenses incurred by us after the September 1999 issuance of the Stop–Work Order).  We settled the claim, as well as the claim for the reimbursement of costs related to the original construction efforts incurred beginning in 1999, with the BOP and were reimbursed approximately $7.0 million in September 2004.  The excess reimbursement of approximately $5.6 million over the $1.4 million in accounts receivable was credited against the carrying cost of the facility.

As of December 31, 2004, we had incurred (net of the BOP reimbursement) approximately $17.1 million for the design, construction and development costs and capitalized interest related to the Moshannon Valley Correctional Center facility.  We estimate an additional capital investment (including furniture and equipment) of approximately $53.7 million is required to complete construction of the facility.  We believe that our existing cash and credit facilities will provide adequate funding to complete the construction of the facility.

14.       RELATED PARTY TRANSACTIONS

One of our directors is a partner in a law firm that provides legal services to us.  We pay legal fees for such services.  Legal fees paid to this law firm were approximately $2.0 million, $1.1 million and $1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.  The director has notified us that he will not stand for reelection at the next stockholders’ meeting.

In July 1996, we entered into promissory notes with the Company’s former president and the Company’s founder, a director of the Company until October 2003.  The promissory notes bore interest at an annual rate of 6.63%, were scheduled to mature in June 2004 with no interim interest or principal payments, were full recourse and collateralized by shares of our common stock. These notes were repaid in full prior to December 31, 2003.  We recognized approximately $17,000 and $29,000 of interest income related to these notes for the years ended December 31, 2003 and 2002.

Effective September 1, 1999, we entered into a consulting agreement with the Company’s founder, who was a director of the Company through October 2003.  As compensation for consulting services, we agreed to an annual payment of at least $255,000 for each of the first four years of the seven-year initial term of the consulting agreement with an annual salary of at least $180,000 for each of the last three years of the seven-year initial term of the consulting agreement.  We have an option to renew the consulting agreement for an additional three-year term at an annual salary of at least $300,000 for each of the three years of the renewal term.  As additional compensation, we agreed to an annual bonus, subject to certain limitations, equal to $75,000 during the first four years of the seven-year initial term and an annual bonus of $60,000 during the last three years of the seven-year initial term and during any renewal term.  We also agreed to grant options to purchase an aggregate 120,000 shares of our common stock in four equal annual installments beginning September 1, 2000.  The options have an exercise price equal to the fair market value of our common stock on the date of grant and vest at the time such options are granted, subject to certain limitations on exercise.  For the year ended December 31, 2003, the Company’s founder accepted a $0.1 million cash payment in lieu of unexercised options. This payment was expensed by us in 2003.

As part of the consulting agreement discussed above, we entered into a non-compete agreement with the Company’s founder.  The non-compete agreement has a term of 10 years and requires us to pay a monthly fee of $10,000 for the seven-year initial term of the consulting agreement.  We capitalize the monthly payments and amortize the amounts over the 10-year term of the consulting agreement. We recognized amortization expense related to this agreement of approximately $84,000 for each of the years ended December 31, 2004, 2003 and 2002.

We maintain a life insurance policy for the Company’s founder and made payments related to this policy of approximately $0.2 million for each of the years ended December 31, 2004, 2003 and 2002.

We also compensated the Company’s founder for director fees in the amounts of $12,000 and $30,000 for the years ended December 31, 2003 and 2002, respectively.  We did not pay the Company’s founder director fees in 2004 because he resigned as a director in October 2003.

Total payments made for the above consulting and non-compete agreements, board of director fees and expense reimbursements for the Company’s founder were approximately $0.7 million for the year ended December 31, 2004 and $0.5 million for each of the years ended December 31, 2003 and 2002.

We also have a non-compete agreement with a former director of the Company in connection with the acquisition of The Abraxas Group, Inc. in September 1997.  Under this agreement, we were required to pay annual installments of $60,000 beginning January 2, 1998.  These payments could and were accelerated upon the mutual agreement of the former director and us.  As of December 31, 2003, the balance of this non-compete agreement had been paid in full.  We made payments under this agreement of  $0.2 million and $0.1 million for the years ended December 31, 2003 and 2002, respectively.  This director resigned in June 2004.

Subsequent to their resignation, we entered into a consulting agreement with this former director for a term which expires in December 2008.  Total payments under this agreement, which has a termination fee incorporated for a termination prior to maturity, totaled $0.2 million in 2004.  The termination fee at December 2004 was $0.4 million.

15.       SUBSEQUENT EVENT

Correctional Systems, Inc.  Acquisition

In January 2005, we signed a definitive agreement to acquire Correctional Systems, Inc. (CSI), a San Diego based provider of privatized jail, community corrections and alternative sentencing services.  The purchase price is approximately $10.0 million in total consideration to common and preferred shareholders, less certain adjustments as described in the merger agreement.  The transaction is expected to generate annualized revenue of approximately $16.0 million.  We currently anticipate that the transaction will be completed in the second quarter of 2005, subject to customary closing conditions and approval of CSI’s shareholders.

The acquisition includes the operations of eight jails, six community correction facilities and five alternative sentencing programs located in California, New Mexico, Texas and Kansas.  The transaction will add 986 corrections beds, as well as alternatives to incarceration services.

16.       SEGMENT DISCLOSURE

Our three operating divisions are our reportable segments.  The adult secure institutional services segment consists of the operations of secure adult incarceration facilities.  The juvenile segment consists of providing residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of ten and 17 who have either been adjudicated or suffer from behavioral problems.  The adult community-based corrections and treatment services segment consists of providing pre-release and halfway house programs for adult offenders who are either on probation or serving the last three to six-months of their sentences on parole and preparing for re-entry into society at large as well as community-based treatment and education programs as an alternative to incarceration.  All of our customers and long-lived assets are located in the United States of America.  The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements.  Intangible assets are not included in each segment’s reportable assets, and the amortization of intangible assets is not included in the determination of a segment’s operating income.  We evaluate performance based on income or loss from operations before general and administrative expenses, incentive bonuses, amortization of intangibles, impairment charges on long-lived assets, interest and income taxes.  Corporate and other assets are comprised primarily of cash, accounts receivable, deposits, property and equipment, deferred taxes, deferred costs and other assets.

The only significant non-cash items reported in the respective segments’ income from operations is depreciation and amortization (excluding intangibles) and impairment of long-lived assets (in thousands).

	Year Ended December 31,
	2004	2003	2002

Revenue:
Adult secure institutional	$114,818	$102,120	$99,549
Juvenile	126,775	118,797	124,967
Adult community-based	49,432	50,715	50,629
Total revenue	$291,025	$271,632	$275,145

Pre-opening and start-up expenses:
Adult secure institutional	$4,971	$321	$—
Juvenile	7,925	3,077	—
Adult community-based	42	—	—
Total pre-opening and start-up expenses	$12,938	$3,398	$—

Impairment of long-lived assets:
Adult secure institutional	$—	$—	$—
Juvenile	10,100	—	—
Adult community-based	—	—	—
Total impairment of long-lived assets	$10,100	$—	$—

Depreciation and amortization:
Adult secure institutional	$4,965	$3,868	$3,558
Juvenile	3,614	2,698	2,615
Adult community-based	1,812	1,538	1,391
Amortization of intangibles	1,365	895	878
Corporate and other	1,791	1,700	1,337
Total depreciation and amortization	$13,547	$10,699	$9,779

Income from operations:
Adult secure institutional	$24,752	$25,396	$26,586
Juvenile	(904)	13,598	17,402
Adult community-based	9,812	10,789	11,609
Subtotal	33,660	49,783	55,597
General and administrative expenses	(20,284)	(23,415)	(21,480)
Amortization of intangibles	(1,365)	(895)	(878)
Corporate and other	(1,574)	(1,089)	(1,662)
Total income from operations	$10,437	$24,384	$31,577

Capital expenditures:
Adult secure institutional	$17,406	$5,742	$4,098
Juvenile	14,790	11,176	1,566
Adult community-based	6,703	2,173	2,006
Corporate and other	1,294	3,213	3,444
Total capital expenditures	$40,193	$22,304	$11,114

Assets:
Adult secure institutional	$172,793	$152,229	$156,315
Juvenile	123,890	110,748	96,239
Adult community-based	62,984	57,787	58,071
Intangible assets, net	14,747	13,287	13,062
Corporate and other	133,217	115,052	117,604
Total assets	$507,631	$449,103	$441,291

17.       Guarantor Disclosures

We completed an offering of $112.0 million of Senior Notes in June 2004.  The Senior Notes are guaranteed by each of our subsidiaries (Guarantor Subsidiaries).  MCF does not guarantee the Senior Notes (Non-Guarantor Subsidiary).  These guarantees are joint and several obligations of the Guarantor Subsidiaries.  The following condensed consolidating financial information presents the financial condition, results of operations and cash flows of us, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary, together with the consolidating adjustments necessary to present our results on a consolidated basis.

Condensed Consolidating Balance Sheet as of December 31, 2004 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,559	$296	$40	$—	$9,895
Investment securities	51,740	—	—	—	51,740
Accounts receivable	3,298	61,189	378	—	64,865
Restricted assets	121	2,451	17,141	—	19,713
Prepaids and other	15,664	1,962	—	—	17,626
Total current assets	80,382	65,898	17,559	—	163,839
Property and equipment, net	672	128,965	158,863	(6,245)	282,255
Other assets
Debt service reserve fund	—	—	23,801	—	23,801
Deferred costs and other	39,392	19,225	9,362	(30,243)	37,736
Investment in subsidiaries	20,613	1,856	—	(22,469)	—
Total assets	$141,059	$215,944	$209,585	$(58,957)	$507,631

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$36,191	$7,369	$6,197	$(2,520)	$47,237
Current portion of long-term debt	—	5	9,000	—	9,005
Total current liabilities	36,191	7,374	15,197	(2,520)	56,242
Long-term debt, net of current portion	113,827	1	165,700	—	279,528
Deferred tax liabilities	7,966	—	—	122	8,088
Other long-term liabilities	5,846	80	28,546	(32,011)	2,461
Intercompany	(184,083)	184,083	—	—	—
Total liabilities	(20,253)	191,538	209,443	(34,409)	346,319
Stockholders’ equity	161,312	24,406	142	(24,548)	161,312
Total liabilities and stockholders’ equity	$141,059	$215,944	$209,585	$(58,957)	$507,631

Condensed Consolidating Balance Sheet as of December 31, 2003 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$39,827	$289	$55	$––	$40,171
Accounts receivable	1,056	55,980	451	––	57,487
Restricted assets	205	7,301	14,679	––	22,185
Prepaids and other	10,472	1,728	––	––	12,200
Total current assets	51,560	65,298	15,185	––	132,043
Property and equipment, net	2,443	108,916	163,086	(6,542)	267,903
Other assets:
Debt service reserve fund	––	––	23,800	––	23,800
Deferred costs and other	23,133	15,340	9,952	(23,068)	25,357
Investment in subsidiaries	38,777	1,856	––	(40,633)	––
Total assets	$115,913	$191,410	$212,023	$(70,243)	$449,103

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$27,858	$5,248	$6,512	$(2,095)	$37,523
Current portion of long-term debt	5	1	8,300	––	8,306
Total current liabilities	27,863	5,249	14,812	(2,095)	45,829
Long-term debt, net of current portion	2,000	50,592	174,700	––	227,292
Deferred tax liabilities	7,006	––	––	––	7,006
Other long-term liabilities	6,176	68	19,888	(23,391)	2,741
Intercompany	(93,367)	93,367	––	––	––
Total liabilities	(50,322)	149,276	209,400	(25,486)	282,868
Stockholders’ equity	166,235	42,134	2,623	(44,757)	166,235
Total liabilities and stockholders’ equity	$115,913	$191,410	$212,023	$(70,243)	$449,103

Condensed Consolidating Statement of Operations for the year ended December 31, 2004 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$18,272	$326,759	$18,008	$(72,014)	$291,025
Operating expenses	24,480	270,744	52	(71,160)	224,116
Pre-opening and start-up expenses	—	12,938	—	—	12,938
Impairment of long-lived assets	—	10,100	—	—	10,100
Depreciation and amortization	84	9,549	4,222	(308)	13,547
(Gain) loss or sale of fixed assets	—	(408)	—	11	(397)
General and administrative expenses	20,209	—	75	—	20,284
Income (loss) from operations	(26,501)	23,836	13,659	(557)	10,437
Overhead allocations	(33,851)	33,851	—	—	—
Interest, net	(304)	5,974	14,641	43	20,354
Loss on extinguishment of debt	—	2,361	—	—	2,361
Equity earnings in subsidiaries	(18,328)	—	—	18,328	—
Income (loss) before provision (benefit) for income taxes	(10,675)	(18,350)	(982)	17,728	(12,278)
Provision (benefit) for income taxes	(3,241)	(1,166)	—	(438)	(4,845)
Net income (loss)	$(7,433)	$(17,184)	$(982)	$18,166	$(7,433)

Condensed Consolidating Statement of Operations for the year ended December 31, 2003 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$18,124	$304,812	$18,001	$(69,305)	$271,632
Operating expenses	21,222	257,457	32	(68,975)	209,736
Pre-opening and start-up expenses	—	3,398	—	—	3,398
Depreciation and amortization	84	6,563	4,222	(170)	10,699
General and administrative expenses	23,289	—	126	—	23,415
Income (loss) from operations	(26,471)	37,394	13,621	(160)	24,384
Overhead allocations	(25,270)	25,270	—	—	—
Interest, net	(4,672)	6,912	15,371	43	17,654
Equity earnings in subsidiaries	4,416	—	—	(4,416)	—
Income (loss) before provision for income taxes	7,887	5,212	(1,750)	(4,619)	6,730
Provision (benefit) for income taxes	3,917	(357)	—	(800)	2,760
Net income (loss)	$3,970	$5,569	$(1,750)	$(3,819)	$3,970

Condensed Consolidating Statement of Operations for the year ended December 31, 2002 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$18,243	$321,714	$18,008	$(82,820)	$275,145
Operating expenses	17,992	276,791	28	(82,502)	212,309
Depreciation and amortization	(39)	5,662	4,222	(66)	9,779
General and administrative expenses	21,374	—	106	—	21,480
Income (loss) from operations	(21,084)	39,261	13,652	(252)	31,577
Overhead allocations	(26,754)	26,754	—	—	—
Interest, net	(4,398)	7,162	15,960	574	19,298
Equity earnings in subsidiaries	3,946	—	—	(3,946)	—
Income (loss) before provision for income taxes	14,014	5,345	(2,308)	(4,772)	12,279
Provision (benefit) for income taxes	6,687	(441)	—	(1,294)	4,952
Income (loss) before cumulative effect of change in accounting principal	$7,327	$5,786	$(2,308)	$(3,478)	$7,327
Cumulative effect of change in accounting principle, net	(965)	(965)	—	965	(965)
Net income (loss)	$6,362	$4,821	$(2,308)	$(2,513)	$6,362

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2004 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(87,701)	$89,046	$10,748	$12,093
Cash flows from investing activities:
Capital expenditures	—	(40,193)	—	(40,193)
Purchase of investment securities	(471,410)	—	—	(471,410)
Sales of investment securities	419,670	—	—	419,670
Purchase of facility management contract	—	(3,000)	—	(3,000)
Refund from restricted escrow arrangement	5,000	—	—	5,000
BOP claim reimbursement	—	5,566	—	5,566
Payments to restricted debt payment account, net	—	—	(2,463)	(2,463)
Proceeds from sale of fixed assets	—	1,087	—	1,087
Net cash provided by (used in) investing activities	(46,740)	(36,540)	(2,463)	(85,743)

Cash flows from financing activities:
Proceeds from long-term debt and line of credit	69,000	—	—	69,000
Payments on line of credit	(71,000)	—	—	(71,000)
Payments on synthetic lease	—	(52,499)	—	(52,499)
Proceeds from Senior Notes, net of discount	110,527	—	—	110,527
Payments on MCF Bonds	—	—	(8,300)	(8,300)
Payment for debt issuance and other financing costs	(6,076)	—	—	(6,076)
Payments on capital lease obligations	(7)	—	—	(7)
Proceeds from exercise of stock options	1,844	—	—	1,844
Purchases of treasury stock	(115)	—	—	(115)
Net cash provided by (used in) financing activities	104,173	(52,499)	(8,300)	43,374

Net increase (decrease) in cash and cash equivalents	(30,268)	7	(15)	(30,276)

Cash and cash equivalents at beginning of period	39,827	289	55	40,171

Cash and cash equivalents at end of period	$9,559	$296	$40	$9,895

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2003 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(4,633)	$20,960	$9,884	$26,211

Cash flows from investing activities:
Capital expenditures	(1,137)	(21,167)	—	(22,304)
Payments to restricted escrow arrangement, net	(10,385)	—	—	(10,385)
Payments of non-compete agreements	—	(1,000)	—	(1,000)
Payments to restricted debt payment account, net	—	—	(2,275)	(2,275)
Net cash used in investing activities	(11,522)	(22,167)	(2,275)	(35,964)

Cash flows from financing activities:
Proceeds from long-term debt and line of credit	23,000	1,339	—	24,339
Payments on line of credit	(21,000)	—	—	(21,000)
Payments on capital lease obligations	(31)	—	—	(31)
Payments of debt issuance and other financing costs	(31)	—	—	(31)
Collections of payments of shareholder notes	440	—	—	440
Payments on MCF Bonds	—	—	(7,600)	(7,600)
Proceeds from exercise of stock options and warrants	2,427	—	—	2,427
Purchases of treasury stock	(1,230)	—	—	(1,230)
Net cash provided by (used in) financing activities	3,575	1,339	(7,600)	(2,686)

Net (decrease) increase in cash and cash equivalents	(12,580)	132	9	(12,439)

Cash and cash equivalents at beginning of period	52,407	157	46	52,610

Cash and cash equivalents at end of period	$39,827	$289	$55	$40,171

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2002 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$366	$8,741	$10,657	$19,764

Cash flows from investing activities:
Capital expenditures	—	(10,075)	(1,039)	(11,114)
Payments to restricted debt payment account, net	—	—	(2,184)	(2,184)
Return of restricted assets from deferred bonus plan	1,000	—	—	1,000
Net cash provided by (used in) investing activities	1,000	(10,075)	(3,223)	(12,298)

Cash flows from financing activities:
Proceeds from long-term debt and line of credit	—	1,083	—	1,083
Payments on MCF bonds	—	—	(6,800)	(6,800)
Payments on capital lease obligations	(113)	—	—	(113)
Collections of payments of shareholder notes	173	—	—	173
Distributions to equity owners of consolidated special purpose entity	—	—	(614)	(614)
Proceeds from exercise of stock options and warrants	600	—	—	600
Purchases of treasury stock	(2,429)	—	—	(2,429)
Net cash (used in) provided by financing activities	(1,769)	1,083	(7,414)	(8,100)

Net (decrease) increase in cash and cash equivalents	(403)	(251)	20	(634)

Cash and cash equivalents at beginning of period	52,810	408	26	53,244

Cash and cash equivalents at end of period	$52,407	$157	$46	$52,610

18.       SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	1st Quarter	2nd Quarter		3rd Quarter	4th Quarter		Year
2004:
Revenues	$69,324	$69,993		$74,693	$77,015		$291,025
Income from (loss) operations	5,845	4,710		4,404	(4,522)		10,437
Net income (loss)	706	(1,099	)(1)	(897)	(6,143	)(2)	(7,433)

Earnings (loss) per share:
• Basic	$.05	$(.08)		$(.07)	$(.46)		$(.56)
• Diluted	$.05	$(.08)		$(.07)	$(.46)		$(.56)

2003:
Revenues	$66,026	$67,586		$68,642	$69,378		$271,632
Income from operations	7,779	8,196		6,732	1,677	)(3)	24,384
Net income (loss)	1,957	2,177		1,442	(1,606	)(3)	3,970

Earnings (loss) per share:
• Basic	$.15	$.17		$.11	$(.12)		$.31
• Diluted	$.15	$.17		$.11	$(.12)		$.30

2004 Balance Sheet Data:
Working capital	$93,434	$118,933		$105,674 (4)	$107,597	(4)	$107,597
Total assets	453,630	503,060		500,243	507,631		507,631
Long-term debt, net of current portion	239,292	284,852		279,373	279,528		279,528
Stockholders’ equity	168,139	166,354		166,586	161,312		161,312

2003 Balance Sheet Data:
Working capital	$99,003	$101,065		$89,122	$86,214		$86,214
Total assets	435,139	443,988		445,664	449,103		449,103
Long-term debt, net of current portion	232,254	232,894		234,594	227,292		227,292
Stockholders’ equity	162,375	167,246		167,351	166,235		166,235

(1)          Includes a loss on the extinguishment of debt of approximately $2.4 million for the early retirement of the Synthetic Lease  Notes A and B and the revolving line of credit under our amended 2000 Credit Facility in June 2004.

(2)          Includes impairment charges on our long-lived assets of approximately $10.1 million.

(3)          Includes a loss of approximately $5.4 million related to the Southern Peaks Regional Treatment Center escrow deposit.  The  after tax effect of the loss reduced net income by approximately $3.2 million.

(4)          In connection with the preparation of this report, we concluded that it was appropriate to classify our auction rate municipal bonds as current investments.  Previously, such investments had been classified as cash and cash equivalents.  Accordingly, we have revised the classification for the quarterly period ended September 30, 2004 to report $33.4 million of these securities as current investments in a separate line item on our Consolidated Balance Sheet.  We have also made corresponding adjustments to our Consolidated Statement of Cash Flows for the quarterly period ended September 30, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.  For the quarterly period ended September 30, 2004 net cash used in investing activities related to these current investments of $33.4 million was previously included in cash and cash equivalents in our Consolidated Statement of Cash Flows.  This change in classification does not affect previously reported cash flows from operations or from financing activities, or our previously reported Consolidated Statements of Income for any period.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information disclosed in our annual and periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, we designed these disclosure controls and procedures to ensure that this information is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), to allow timely decisions regarding required disclosures. SEC rules require that we disclose the conclusions of our CEO and CFO about the effectiveness of our disclosure controls and procedures.

We do not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud could occur and not be detected.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, and as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period required by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective as of that date.

In connection with the evaluation as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act, we have not identified any change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

Items 10, 11, 12, 13 and 14 of Part III have been omitted from this report because we will file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year, a definitive proxy statement or a Form 10-K/A.  The information required by Items 10, 11, 12, 13 and 14 of this report, which will appear in the definitive proxy statement and/or the Form 10-K/A, is incorporated by reference into Part III of this report.

PART IV

ITEM 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                                  Financial Statements, Schedules and Exhibits

1.	Financial statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2004 and 2003
Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to consolidated financial statements
2.	Financial statement schedules
All schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

3.	Exhibits

Exhibit No.	Description	Incorporated by Reference
2.1	Agreement and Plan of Merger, dated as of January 24, 2005, among Cornell Companies, Inc., Correctional Systems, Inc., Cornell Acquisition Corp. and Infrastructure and Environmental Private Equity Fund III, L.P.	22
3.1	Restated Certificate of Incorporation of the Company.	1
3.2	Amended and Restated Bylaws of the Company.	19
4.1	Certificate representing Common Stock.	2
4.2	Registration Rights Agreement dated as of March 31, 1994, as amended, among the Company and the stockholders listed on the signature pages thereto.	2
4.3	Rights Agreement dated as of May 1, 1998 between the Company and the stockholders listed on the signature pages thereto.	7
9.1	Stock Transfer and Voting Agreement dated November 23, 1994 between David M. Cornell and Jane B. Cornell.	2
10.1	Cornell Corrections, Inc. Amended and Restated 1996 Stock Option Plan. (a)	6
10.2	Employment Agreement dated as of September 9, 1997 between Abraxas Group, Inc. and Arlene R. Lissner. (a)	3
10.3	Covenant Not to Compete Agreement dated as of September 9, 1997 by and between the Company and Arlene R. Lissner. (a)	3
10.4	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	2
10.5	Stockholders Agreement among certain stockholders named therein dated September 15, 1997.	3
10.6	Professional Management Agreement between the Company and Central Falls Detention Facility Corporation dated July 15, 1992.	2
10.7	Operating Agreement by and between each of MidTex Detentions, Inc., the City of Big Spring, Texas (“Big Spring”) and Cornell Corrections of Texas, Inc. (“CCTI”) dated as of July 1, 1996 and related Assignment and Assumption of Operating Agreement.	2

Exhibit No.	Description	Incorporated by Reference
10.8	Contract between CCCI and the CDC (No. R92.132) for the Live Oak, California Facility dated March 1, 1993, as amended.	2
10.9	Asset Purchase Agreement dated as of January 31, 1997 by and between CCTI and Interventions Co.	4
10.10	Asset Purchase Agreement dated as of August 14, 1997 by and between the Company and Abraxas Group, Inc., Foundation for Abraxas, Inc., Abraxas Foundation, Inc., Abraxas Foundation of Ohio and Abraxas, Inc.	3
10.11	Contract between Texas Alcoholism Foundation, Inc. and the Texas Department of Criminal Justice, Parole Division for the Reid Facility dated January 31, 1996, as amended.	2
10.12	Form of Contract between CCCI and the Utah State Department of Human Services, Division of Youth Corrections for the Salt Lake City, Utah Juvenile Facility.	2
10.13	Asset Purchase Agreement among CCTI, Texas Alcoholism Foundation, Inc. and the Texas House Foundation, Inc. dated May 14, 1996.	2
10.14	Asset Purchase Agreement among CCTI, the Company, Ed Davenport, Johnny Rutherford and MidTex Detentions, Inc. dated May 22, 1996.	2
10.15	Lease Agreement between CCCI and Baker Housing Company dated August 1, 1987 for the Baker, California facility.	2
10.16	Lease Agreement between Big Spring and Ed Davenport dated as of July 1, 1996 for the Interstate Unit and related Assignment and Assumption of Leases.	2
10.17	Secondary Sublease Agreement between Big Spring and Ed Davenport dated as of July 1, 1996 for the Airpark Unit and related Assignment and Assumption of Leases.	2
10.18	Secondary Sublease Agreement between Big Spring and Ed Davenport dated as of July 1, 1996 for the Flightline Unit and related Assignment and Assumption of Leases.	2
10.19	Stock Option Agreement between the Company and CEP II dated July 9, 1996.	2
10.20	Form of Option Agreement between the Company and the Optionholder listed therein dated as of November 1, 1995.	10
10.21	Senior Note Agreement by and between the Company and the Note Purchasers dated July 15, 1998.	8
10.22	Asset Purchase Agreement dated as of November 17, 1997 by and between Foresite Capital Facilities Corporation and the Hinton Economic Development Authority.	5
10.23	Amendment dated December 10, 1997 to Asset Purchase Agreement dated as of November 17, 1997.	5
10.24	Amendment No. 2 dated January 6, 1998 to Asset Purchase Agreement dated as of November 17, 1997.	5
10.25	Assignment of Agreement of Purchase and Sale dated as of January 5, 1998 by and between Foresite Capital Facilities Corporation and Cornell Corrections of Oklahoma, Inc.	5
10.26	Allvest Asset Purchase Agreement dated as of June 20, 1998 by and between the Company and Allvest, Inc., St. John Investments, and William C. Weimar.	9
10.26a	Subordinated Bridge Loan Agreement by and between the Company and ING dated October 14, 1999.	11
10.27	Asset Purchase Agreement by and among the Company and Interventions and IDDRS Foundation dated May 10, 1999.	11
10.28	Extension of Asset Purchase Agreement by and among the Company and Interventions and IDDRS Foundation dated September 30, 1999.	11

Exhibit No.	Description	Incorporated by Reference
10.29	Asset Purchase Agreement by and among BHS Consulting Corp., its Shareholders and the Company dated May 10, 1999.	11
10.30	Extension of Asset Purchase Agreement by and among BHS Consulting Corp., its Shareholders and the Company dated September 30, 1999.	11
10.31	Amendment to Asset Purchase Agreement by and among BHS Consulting Corp., its Shareholders and the Company dated November 12, 1999.	11
10.32	Participation Agreement among the Company and certain of its subsidiaries and Heller Financial Leasing, Inc. dated November 23, 1999.	12
10.33	Lease Agreement between First Security Bank, National Association, and the Company and certain of its subsidiaries dated November 23, 1999.	12
10.34	Lease Agreement by and among Hinton Economic Development Authority, the Town of Hinton, Oklahoma, and Cornell Corrections of Oklahoma, Inc. dated December 31, 1999.	12
10.35	Consulting Agreement between the Company and David M. Cornell dated December 15, 1999. (a)	12
10.36	Form of Severance Agreement executed by John Hendrix, Arlene Lissner, Thomas Jenkins, Thomas Rathjen, Patrick Perrin and Steven Logan. (a)	12
10.37	Fourth Amended and Restated Credit Agreement among the Company, certain subsidiaries of the Company, Atlantic Financial Group, Ltd., the Lenders and ING (U.S.) Capital LLC, as Administrative Agent, dated as of July 21, 2000.	13
10.38	Amended and Restated Master Agreement among the Company, certain subsidiaries of the Company, Atlantic Financial Group, Ltd., the Lenders, ING (U.S.) Capital LLC, as Administrative Agent, Bank of America N.A., as Syndication Agent, and Suntrust Equitable Securities Corporation, as Documentation Agent, dated as of July 21, 2000.	13
10.39	Note and Equity Purchase Agreement among the Company, American Capital Strategies, Ltd. and Teachers Insurance and Annuity Association of America, dated as of July 21, 2000.	13
10.40	Warrant issued by the Company to American Capital Strategies, Ltd. dated as of July 21, 2000.	13
10.41	Warrant issued by the Company to Teachers Insurance and Annuity Association of America, dated as of July 21, 2000.	13
10.42	Cornell Corrections, Inc. Employee Stock Purchase Plan. (a)	14
10.42a	Cornell Companies, Inc. Deferred Compensation Plan (a)	14
10.43	Cornell Companies, Inc. 2000 Director Stock Plan. (a)	15
10.44	Cornell Companies, Inc. 2000 Broad-Based Employee Plan. (a)	16
10.44a	Cornell Companies, Inc. Deferred Bonus Plan	21
10.45	Premises Transfer Agreement dated August 14, 2001 among Cornell Company, Inc., Cornell Corrections of Georgia, L.P., Cornell Corrections of Oklahoma, Inc., Cornell Corrections of Texas, Inc., WBP Leasing, Inc., and Municipal Corrections Finance, L.P.	17
10.46	Master Lease Agreement (with addenda) dated August 14, 2001 between Municipal Corrections Finance, L.P. and Cornell Companies, Inc.	17
10.47	Master Lease Agreement dated December 3, 1998 between Atlantic Financial Group and WBP Leasing, Inc. and certain other subsidiaries of Cornell Corrections, Inc.	18
10.48	Amendment No. 1 to Credit Agreement dated January 31, 2001.	18
10.49	Amendment No. 2 to Credit Agreement and Amendment No. 1 to Master Agreement dated August 9, 2001.	18

Exhibit No.	Description	Incorporated by Reference
10.50	First Amendment to Note and Equity Purchase Agreement dated August 9, 2001.	18,23
10.51

Credit Agreement dated as of June 24, 2004 among Cornell Companies, Inc., as Borrower, such subsidiaries of the Borrower as named therein, JPMorgan Chase Bank, as Administrative Agent, and such other lenders as named therein.

11.1	Computation of Per Share Earnings.	21
21.1	Subsidiaries of the Company.	*
23.1	Consent of PricewaterhouseCoopers LLP.	*
23.2	Information Regarding Consent of Arthur Andersen LLP.	21
31.1	Section 302 Certification of Chief Executive Officer	*
31.2	Section 302 Certification of Chief Financial Officer	*
32.1	Section 906 Certification of Chief Executive Officer	*
32.2	Section 906 Certification of Chief Financial Officer	*
99.1	Letter from Cornell Companies, Inc. to the Securities and Exchange Commission dated April 15, 2002 regarding representation from Arthur Andersen LLP.	20
99.2	Letter Agreement dated September 5, 2001, as amended, between Cornell Companies, Inc. and Lehman Brothers, Inc.	20

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

(17)  Current Report on Form 8-K of the Company dated August 14, 2001.

(18)  Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2001.

(19)  Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2001.

(20)  Annual Report on Form 10-K of the Company for the year ended December 31, 2001.

(21)  Annual Report on Form 10-K of the Company for the year ended December 31, 2002.

(22)  Current Report on Form 8-K of the Company dated January 24, 2005.

(23)  Current Report on Form 8-K of the Company dated June 25, 2004.

  *     Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNELL COMPANIES, INC.

Dated:	March 16, 2005	By:	/s/ James E. Hyman
James E. Hyman
Chief Executive Officer and
Chairman of the Board

SIGNATURE	TITLE	DATE

/s/ James E. Hyman	Chief Executive Officer and	March 16, 2005
James E. Hyman	Chairman of the Board
(Principal Executive Officer)

/s/ John R. Nieser	Chief Financial Officer	March 16, 2005
John R. Nieser	(Principal Financial Officer and
Principal Accounting Officer)

/s/ ANTHONY R. CHASE	Director	March 16, 2005
Anthony R. Chase

/s/ ISABELLA C.M. CUNNINGHAM	Director	March 16, 2005
Isabella C.M. Cunningham

/s/ D. STEPHEN SLACK	Director	March 16, 2005
D. Stephen Slack

/s/ TUCKER TAYLOR	Director	March 16, 2005
Tucker Taylor

/s/ ROBERT F. VAGT	Director	March 16, 2005
Robert F. Vagt

/s/ MARCUS A. WATTS	Director	March 16, 2005
Marcus A. Watts

/s/ HARRY J. PHILLIPS, JR.	Director	March 16, 2005
Harry J. Phillips, Jr.