Form 10-K/A
period 2004-12-31
CORNELL COMPANIES INC
filed 2005-04-22
CIK 1016152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number 1-14472

CORNELL COMPANIES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	76-0433642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 West Loop South, Suite 1500, Houston, Texas	77027
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code    (713) 623 - 0790

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Stock Exchange
Common Stock, $.001 par value per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  YES  ☒ NO ☐

At March 10, 2005, Registrant had outstanding 13,494,216 shares of its common stock.  The aggregate market value of the Registrant’s voting stock held by non-affiliates as of June 30, 2004 was approximately $179,057,750 based on the closing price of $13.60 per share as reported on the New York Stock Exchange.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

On March 16, 2005, Cornell Companies, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) its Annual Report on Form 10-K for the year ended December 31, 2004 (the “Initial Form 10-K”). In accordance with the SEC rules, the Company incorporated by reference Part III of the Initial Form 10-K from the Proxy Statement to be filed by the Company in connection with its 2005 Annual Stockholders’ Meeting, which the Company anticipated filing on or before April 30, 2005. Since filing the Initial Form 10-K, the Company has determined that it will not file its Proxy Statement prior to the April 30 deadline and, in accordance with SEC rules, must file an amendment to its Initial Form 10-K to include the disclosures required by Part III of Form 10-K. This Amendment No. 1 on Form 10-K/A amends Part III of the Initial Form 10-K in order to include those disclosures required by Part III of Form 10-K.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, ages and positions of the Company’s directors as of April 20, 2005. There are no family relationships between any of the directors or officers.

Name	Age	Position
Anthony R. Chase	50	Director
Isabella C.M. Cunningham	63	Director
James E. Hyman	45	Director, Chairman of the Board and Chief Executive Officer
Harry J. Phillips, Jr.	55	Director
D. Stephen Slack	55	Director
Tucker Taylor	66	Director
Robert F. Vagt	58	Director
Marcus A. Watts	47	Director

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

Dr. Isabella C.M. Cunningham has been a director since January 2005.  Dr. Cunningham has held a variety of positions in communications, marketing, law and business education in the United States and internationally.  Since 1983, she has been the Ernest A. Sharpe Professor in Communication at the University of Texas at Austin.  Dr. Cunningham has served as a director of Dupont Photomasks, Inc. since October 2001.

James E. Hyman has been the Chief Executive Officer since January 2005 and was named Chairman of the Board of Directors of the Company in February 2005.  Mr. Hyman was a Senior Managing Director at FTI Palladium Partners from October 2004 to January 2005.  From 2003 to 2004 Mr. Hyman was a Partner with Sandhurst Capital, from 1999 to 2002 Mr. Hyman was with Starwood Hotels and Resorts Worldwide where he served as Executive Vice President, and from 1996 to 1999, Mr. Hyman was with GE Capital where he served as President of a European subsidiary.

Harry J. Phillips, Jr. has been a director since January 2001. Mr. Phillips served as Chairman of the Board of Directors of the Company from February 2002 to February 2005, as Executive Chairman of the Company from April 2002 to August 2003 and as Chief Executive Officer from August 2003 to January 2005.  Mr. Phillips is President of Timberlake Interests, Inc. and Phillips Investments, Inc. Mr. Phillips previously served as Chairman and Chief Executive Officer of American Ecology Corporation from 1992 to 1995.

D. Stephen Slack has been a director since March 2003. Mr. Slack has been President and Chief Executive Officer of South Bay Resources, L.L.C., an energy exploration company, since March 2003. Mr. Slack was Chief Financial Officer and Principal of Andex Resources, LLC, an energy exploration and production company, from June 2000 to January 2003. From 1995 to 2000, Mr. Slack was Chief Financial Officer of Inventory Management & Distribution Company, an independent manager of natural gas storage and transportation assets. Mr. Slack previously served as Chief Financial Officer of Pogo Producing Company.

Tucker Taylor has been a director since October 1996. Mr. Taylor has been President of CBCA, Inc., a company that administers health benefits for self-insured employers, since July 2000. From 1992 to 1999, Mr. Taylor was Executive Vice President of Medical Care International and, after an acquisition, a Senior Vice President at Columbia/HCA.

Robert F. Vagt has been a director since June 2003. Mr. Vagt has been the President of Davidson College since July 1997. Before assuming his position at Davidson College, Mr. Vagt served as President and CEO of Seagull Energy Corporation and also served as President, CEO and Chairman of Global Natural Resources.

Marcus A. Watts has been a director since January 2001. Mr. Watts is a partner in the law firm of Locke Liddell & Sapp LLP where he has practiced corporate and securities law since 1984. Mr. Watts serves on the board of various civic and charitable organizations.  Mr. Watts has notified the Company that he intends to not stand for re-election to the Board of Directors at the Company’s 2005 Annual Meeting of Shareholders.

DIRECTOR COMPENSATION

Mr. Hyman does not receive compensation for serving as a director.  Mr. Phillips did not receive compensation for serving as a director during his tenure as Chief Executive Officer. In 2004, Messrs. Chase, Slack, Taylor, Vagt and Watts each received an annual fee of $35,000, a fee of $3,000 for attendance at each Board of Directors meeting and a fee of $2,000 for attendance at each committee meeting (unless held on the same day as a Board of Directors meeting). Additionally, committee members each receive an annual retainer fee of $3,500. The Chairs of the Nominating Committee and Compensation Committee receive an additional $3,500 annual retainer fee and the Chairman of the Audit Committee receives an additional $7,500 annual retainer fee. In February 2000, the Board approved the payment of fees in cash or Common Stock of the Company, at the election of the director, subject to the provisions of the 2000 Director Stock Plan.  In 2004, the directors who so elected (Messrs. Slack and Watts) pursuant to the 2000 Director Stock Plan received an aggregate of 17,914 shares of Common Stock of the Company pursuant to their elections to have director fees paid in shares of Common Stock.  All directors are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof and for other expenses incurred in their capacity as directors.

In March 2004, Messrs. Chase, Slack, Taylor, Vagt and Watts were each granted nonqualified options to purchase 5,000 shares of Common Stock under the Company’s Amended and Restated 1996 Stock Option Plan (“the 1996 Plan”). These options vested 100% on the date of the grant with a term of ten years and have a per share exercise price equal to the market value of a share of Common Stock on the date of grant.

In connection with her election to the Board, in February 2005, Dr. Cunningham was granted nonqualified options to purchase 15,000 shares of Common Stock under the 1996 Plan.  These options vested 25% on the date of grant with the remainder vesting ratably over the next three years. These options have a term of ten years and have a per share exercise price equal to the market value of a share of Common Stock on the date of grant.

In connection with his employment agreement, in March 2005, Mr. Hyman was granted incentive options to purchase 50,000 shares of Common Stock under the 1996 Plan.  These options will vest 33% on January 24, 2006; January 24, 2007; and January 24, 2008, provided Mr. Hyman remains continuously employed by the Company.  These options have a term of ten years and have a per share exercise price equal to the market value of a share of Common Stock on the date of grant.  In addition, Mr. Hyman was also granted 85,000 shares of restricted stock of the Company which shall vest based on the following criteria:

1.     25,000 shares will vest on January 24, 2008 provided he remains continuously employed by the Company from the date of issuance;

2.     30,000 shares will vest upon the Company achieving a certain stock price within a certain time period as established by the Compensation Committee of the Board of Directors; and

3.     30,000 shares will vest upon the Company achieving a certain earnings per share within a certain time period as established by the Compensation Committee of the Board of Directors.

EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

The following table sets forth the names, ages and positions of the persons who are not directors and who are executive officers and other key employees of the Company as of April 20, 2005:

Name	Age	Position
Luis A. Collazo	38	Vice President, Corporate Controller and Chief Accounting Officer
John C. Godlesky	58	Senior Vice President, Eastern Region
Gary L. Henman	65	Senior Vice President, Adult Secure Institutional Services
James E. Hyman	45	Chief Executive Officer
John R. Nieser	46	Chief Financial Officer and Treasurer
Patrick N. Perrin	44	Senior Vice President, Chief Administrative Officer and Corporate Secretary
Mark Thompson	48	Senior Vice President, Western Region

Luis A. Collazo has been Corporate Controller and Chief Accounting Officer since November 1999, and a Vice President since December 2002. Prior to November 1999, Mr. Collazo served as Corporate Controller and Vice President of Accounting and Business Processes for IKON Document Services, a division of IKON Office Solutions from September 1993 to November 1999. Mr. Collazo is a Certified Public Accountant.  On April 12, 2005, Mr. Collazo entered into an agreement with the Company pursuant to which his employment with the Company will terminate effective June 3, 2005.

John C. Godlesky was named Senior Vice President, Eastern Region in June 2003, and was Vice President, Eastern Region, from November 1999 to June 2003 and Vice President, Juvenile from January 1999 to November 1999. He previously served as Director, Division of Residential Programs of The Abraxas Group, Inc. (“Abraxas”) from June 1993 to December 1998, and was responsible for the overall development, direction and management of Abraxas’ juvenile residential programs.  Mr. Godlesky will retire from his position with the Company on June 30, 2005.

Gary L. Henman was named Senior Vice President, Adult Secure Institutional Services in June 2003, and was Vice President, Adult Secure Institutional Services from October 1998 to June 2003 and National Director of Quality Assurance from June 1998 to October 1998. He was previously an associate professor at Louisiana State University from 1997 to September 1998. From 1973 to 1997, Mr. Henman was with the Federal Bureau of Prisons (“FBOP”), progressing to Deputy Regional Director and Warden of five facilities, including the United States Penitentiaries at Leavenworth, Kansas and Marion, Illinois. Mr. Henman was Chairman of both the FBOP High Security Facility Task Force and the FBOP Task Force on Vocational Training.

James E. Hyman.  See above for discussion of Mr. Hyman’s background.

John R. Nieser was named Chief Financial Officer in February 2005.  Mr. Nieser has served as Treasurer since April 2004 and Acting Chief Financial Officer since August 2004.  Prior to joining Cornell in April 2004, he served as Controller from December 2000 to June 2003 for a number of organizations including GE Aero Energy Products. He also served Guardian Savings and Loan Association in various capacities including senior vice president, chief financial officer and treasurer from September 1988 to March 2000.

Patrick N. Perrin was named Corporate Secretary in August 2004 and has served as Senior Vice President since June 2003, Vice President from June 2001 to June 2003 and Chief Administrative Officer since November 1998. Prior to November 1998, Mr. Perrin served as Corporate Director of Risk Management, Employee Benefits and Retirement Plans for Tracor, Inc. from November 1991 to October 1998.

Mark K. Thompson was named Senior Vice President in November 2004 and has served as Vice President, Western Region of the Company since June 2003. Prior to that, Mr. Thompson served as marketing director for the Company’s Western Region and in other capacities. Mr. Thompson has worked for the Company since 1990.

AUDIT COMMITTEE MATTERS

The Company’s Audit Committee has been established in accordance with section 3(a)(58)(A) of the Exchange Act.  As of April 20, 2005, the members of the Company’s Audit Committee are Anthony R. Chase, Isabella C.M. Cunningham and D. Stephen Slack.  Under the rules of the New York Stock Exchange, all of the members of the Audit Committee are independent.

The Audit Committee plays an important role in promoting effective corporate governance, and it is imperative that members of the Audit Committee have requisite financial literacy and expertise. All members of the Company’s Audit Committee meet the financial literacy standard required by the NYSE rules and at least one member qualifies as having accounting or related financial management expertise under the NYSE rules.  In addition, as required by the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring that public companies disclose whether or not its audit committee has an “audit committee financial expert” as a member. An “audit committee financial expert” is defined as a person who, based on his or her experience, satisfies all of the following attributes:

•      An understanding of generally-accepted accounting principles and financial statements.

•      An ability to assess the general application of such principles in connection with the accounting for estimates, accruals, and reserves.

•      Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and level of complexity of issues that can reasonably be expected to be raised by Cornell’s financial statements, or experience actively supervising one or more persons engaged in such activities.

•      An understanding of internal controls and procedures for financial reporting.

•      An understanding of audit committee functions.

The Board of Directors has affirmatively determined that Mr. Slack satisfies the definition of “audit committee financial expert,” and has designated him as an “audit committee financial expert.”   Mr. Slack is an independent director, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and executive officers to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all its directors and executive officers during 2004 complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act, except that the Form 4 filed on August 3, 2004 for D. Stephen Slack did not properly report a grant of restricted stock to Mr. Slack.  An amendment to such Form 4 was filed on April 18, 2005.

CERTIFICATIONS

The Company submitted our 2004 Annual Section 303A.12(a) CEO Certification with the New York Stock Exchange. The certification was not qualified in any respect. Additionally, the Company filed with the Securities and Exchange Commission as exhibits to our Form 10-K for the year ended December 31, 2004 the CEO and CFO Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11.        EXECUTIVE COMPENSATION

The following table sets forth compensation information as of the year-end 2004 for the chief executive officer, the former chief financial officer and the four other most highly compensated executive officers (the “named executive officers”) of the Company during the Company’s fiscal years 2004, 2003 and 2002.

SUMMARY COMPENSATION TABLE

				Long-Term
				Compensation	(1)
				Securities	All
	Fiscal	Annual Compensation		Underlying	Other
Name and Principal Position	Year	Salary	Bonus	Options	Compensation
		($)	($)	(#)	($)

Harry J. Phillips, Jr. (2)	2004	430,002	—	20,000	6,908
Former Chief Executive Officer	2003	394,500	—	—	6,937
	2002	180,000	—	125,000	5,412

Thomas R. Jenkins (3)	2004	307,543	—	15,000	8,027
Former President and	2003	280,812	—	12,330	7,263
Chief Operating Officer	2002	265,000	—	15,000	6,884

John L. Hendrix (4)	2004	204,668	—	15,000	9,820
Former Chief Financial Officer	2003	271,625	—	9,250	6,143
And Executive Vice President	2002	265,000	—	15,000	5,590

Patrick N. Perrin	2004	168,108	—	10,000	5,131
Senior Vice President, Chief	2003	164,000	—	3,730	5,056
Administrative Officer and Corporate Secretary	2002	160,000	—	10,000	5,381

John C. Godlesky	2004	150,388	—	5,000	4,320
Senior Vice President,	2003	143,365	—	2,460	4,067
Eastern Region	2002	140,000	—	2,500	4,208

Mark K. Thompson	2004	149,496	—	10,000	4,648
Senior Vice President,	2003	120,731	15,000	13,280	5,198
Western Region	2002	109,438	—	—	4,189

(1)   Amounts in 2004 for Messrs. Phillips, Jenkins, Perrin, Godlesky and Thompson include (i) the Company’s 401(k) matching contributions of $5,873, $6,768, $4,991, $3,816 and $4,438 respectively, and (ii) group term life insurance premiums of $1,035, $1,259, $140, $504 and $165, respectively. Amounts in 2004 for Mr. Hendrix include (i) the Company’s 401(k) matching contribution of $4,727, (ii) group term life insurance premiums of $770 and (iii) payment for outplacement assistance in the amount of $4,323.

(2)   Mr. Phillips served his last day as Chief Executive Officer on January 24, 2005.  Mr. Phillips remains employed by the Company and continues to serve as a member of the Board of Directors.

(3)   Mr. Jenkins served his last day as President on March 10, 2005.

(4)   Mr. Hendrix served as Chief Financial Officer since September 20, 1999 and served his last day as Chief Financial Officer on August 3, 2004.  As a result, compensation shown is for a partial year.

The following table presents information regarding options granted to each of the named executive officers in 2004.

OPTION GRANTS IN 2004

		Percentage			Potential Realizable
	Number of	of Total			Value at Assumed
	Securities	Options			Rates of Stock Price
	Underlying	Granted to	Exercise		Appreciation
	Options	Employees	Price	Expiration	for Option Term (1)
Name	Granted	in 2004	Per Share	Date	5%	10%

Harry J. Phillips, Jr.	20,000	11.96%	$13.98	6/8/2014	$175,839	$445,610
Thomas R. Jenkins	15,000	8.97%	$13.68	6/18/2014	$129,049	$327,036
John L. Hendrix	15,000	8.97%	$13.80	6/25/2014	$130,181	$329,905
Patrick N. Perrin	10,000	5.98%	$13.68	6/18/2014	$86,033	$218,024
John C. Godlesky	5,000	3.0%	$13.79	10/27/2014	$43,362	$109,889
Mark K. Thompson	5,000	3.0%	$13.79	10/27/2014	$43,362	$109,889
	5,000	3.0%	$14.56	11/18/2014	$45,784	$116,024

(1)   The values shown are based on the indicated assumed annual rates of appreciation compounded annually. Actual gains realized, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the values shown in this table will be achieved.

The following table presents information regarding options exercised in 2004 and the value of options outstanding at December 31, 2004 for each of the named executive officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND

FISCAL YEAR-END OPTION VALUES

			Number of Securities		Value of Unexercised
	Number of		Underlying Unexercised		In-the-Money Options
	Shares Acquired	Value	Options at Fiscal Year End		at Fiscal Year End (1)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
				(2)		(2)
Harry J. Phillips, Jr.	—	$—	90,000	70,000	$536,250	$283,500
Thomas R. Jenkins	—	$—	57,732	32,932	$379,048	$122,079
John L. Hendrix	63,500	$371,000	—	—	$—	$—
Patrick N. Perrin	—	$—	27,238	18,992	$91,774	$56,166
John C. Godlesky	—	$—	16,060	8,900	$127,267	$38,672
Mark K. Thompson	—	$—	5,180	19,600	$17,390	$44,898

(1)   The excess, if any, of the market value of Common Stock at December 31, 2004 ($15.18) over the option exercise price(s).

(2)   All of these options become immediately exercisable upon a change in control of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee of the Board are Messrs. D. Stephen Slack, Tucker Taylor and Robert F. Vagt.  None of these directors has at any time been an officer or employee of the Company and none of these directors serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board or Compensation Committee.

ITEM 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the shares of Common Stock (the only outstanding class of voting securities of the Company) owned of record and beneficially as of April 8, 2005, unless otherwise specified, by (i) all persons known to possess voting or dispositive power over more than 5% of the Common Stock, (ii) each director and named executive officer, and (iii) all directors and executive officers of the Company as a group:

	Amount and Nature of	Percentage
	Beneficial Ownership (1)	of Class

Thomas R. Hudson, Jr. and Pirate Capital, LLC (2)	1,999,100	14.80%
200 Connecticut Avenue, 4th Floor
Norwalk, CT 06854

Merrill Lynch & Co. (on behalf of Merrill Lynch Investment Managers (“MILM”)) (3)	1,841,700	13.60%
World Financial Center, North Tower
250 Vesey Street
New York, NY 10381

Wellington Management Company, LLP (4)	1,144,400	8.45%
75 State Street
Boston, MA 02109

Dimensional Fund Advisors, Inc. (5)	1,107,550	8.18%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

Wynnefield Partners Small Cap Value, L.P. (6)	975,400	7.52%
450 Seventh Avenue
New York, NY 10123

Bank of America Corporation (7)	901,400	6.66%
100 North Tyron Street, Floor 25
Bank of America Corporate Center
Charlotte, NC 28255

Barclays Global Investors, N.A. (8)	838,590	6.19%
45 Fremont Street
San Francisco, CA 94105

Albert Fried & Company, LLC (9)	739,100	5.48%
60 Broad Street, 39th Floor
New York, NY 10004

Anthony R. Chase	46,586	*
Isabella C.M. Cunningham	3,750	*
John C. Godlesky	18,976	*
John L. Hendrix (10)	—	0.0%
James E. Hyman	—	0.0%
Thomas R. Jenkins	87,294	*
Patrick N. Perrin	80,126	*
Harry J. Phillips, Jr.	205,000	1.5%
D. Stephen Slack	48,834	*
Tucker Taylor	67,166	*
Mark K. Thompson	6,099	*
Robert F. Vagt	25,500	*
Marcus A. Watts	54,176	*
All directors and executive officers as a group (13 persons)	643,507	4.8%

*              Less than 1.0%.

(1)   Shares of Common Stock listed include shares subject to stock options exercisable within 60 days (39,600 for Mr. Chase, 3,750 for Dr. Cunningham, 16,060 for Mr. Godlesky, 58,965 for Mr. Jenkins, 27,611 for Mr. Perrin, 115,000 for Mr. Phillips, 26,250 for Mr. Slack, 40,933 for Mr. Taylor, 5,180 for Mr. Thompson, 22,500 for Mr. Vagt, 35,600 for Mr. Watts, and 391,449 for all the above as a group).

(2)   Based on a filing made with the Securities and Exchange Commission (the “SEC”) by Thomas R Hudson, Jr. and Pirate Capital, LLC reflecting ownership of Common Stock as of April 5, 2005. The filing indicates sole voting power for 852,900 shares of Common Stock and sole dispositive power for 1,999,100 shares of Common Stock.

(3)   Based on a filing made with the SEC reflecting ownership of Common Stock as of December 31, 2004. The filing indicates shared voting power and shared dispositive power for the referenced shares of Common Stock. Merrill Lynch & Co., Inc. is a parent holding company. Merrill Lynch Investment Managers is an operating division of Merrill Lynch & Co., Inc. consisting of Merrill Lynch & Co., Inc.’s indirectly-owned asset management subsidiaries, including the following which own certain shares of Common Stock: FAM ADV Federated Investment Management Co., FAM ADV Gartmore Mutual Fund Capital Trust, FMA ADV Pacific Life Insurance Company, Fund Asset Management, Merrill Lynch Investment Managers, L.P. and Merrill Lynch Investment Managers, LLC.

(4)   Based on a filing made with the SEC reflecting ownership of Common Stock as of December 31, 2004. The filing indicates shared voting power for 536,200 shares of Common Stock and shared dispositive power for 1,144,400 shares of Common Stock.

(5)   Based on a filing made with the SEC reflecting ownership of Common Stock as of December 31, 2004. The filing indicates sole voting power and sole dispositive power with respect to the referenced shares of Common Stock.

(6)   Based on a filing made with the SEC reflecting ownership of Common Stock as of March 31, 2005 as filed by Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I, Wynnefield Small Cap Value Offshore Fund, Ltd., Channel Partnership II, L.P., Wynnefield Capital Management LLC, Wynnefield Capital, Inc., Nelson Obus and Joshua Landes.  The filing indicates shared voting and shared dispositive power with respect to the referenced shares of Common Stock.

(7)   Based on a filing made with the SEC reflecting ownership of Common Stock as of December 31, 2004. The filing indicates shared voting power for 886,600 shares of Common Stock and shared dispositive power for 901,400 shares of Common Stock with Fleet National Bank, Columbia Management Group, Inc. and Columbia Management Advisors, Inc.

(8)   Based on a filing made with the SEC reflecting ownership of Common Stock as of December 31, 2004 by Barclays Global Investors, NA., Barclays Global Fund Advisors, Barclays Global Investors, Ltd, Barclays Global Investors Japan Trust and Banking Company Limited, Barclays Life Assurance Company Limited, Barclays Bank PLC, Barclays Capital Securities Limited, Barclays Capital Inc., Barclays Private Bank & Trust (Isle of Man) Limited, Barclays Private Bank and Trust (Jersey) Limited, Barclays Bank Trust Company Limited, Barclays Bank (Suisse) SA, Barclays Private Bank Limited, Bronco (Barclays Cayman) Limited, and Palomino Limited, HYMF Limited.  The filing indicates sole voting power for an aggregate of 712,539 shares of Common Stock and sole dispositive power for an aggregate of 838,590 shares of Common Stock.

(9)   Based on a filing made with the SEC reflecting ownership of Common Stock as of March 11, 2005.  The filing indicates sole voting and sole dispositive power with respect to the referenced shares of Common Stock.

(10) Mr. Hendrix served his last day as Chief Financial Officer on August 3, 2004.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EMPLOYMENT/SEVERANCE AGREEMENTS

Patrick N. Perrin

In December 1999, the Company entered into an employment/severance agreement with Patrick N. Perrin.  If Mr. Perrin’s employment with the Company is terminated for any reason within a year after a change in control (as defined in the severance agreement), the Company has agreed that all stock options, restricted stock awards and similar awards granted to the terminated officer by the Company prior to the termination date will vest immediately on the termination date.

In addition, pursuant to the agreement, the Company will remit to Mr. Perrin, as severance, a payment equal to the sum of (a) his highest annual base salary as of the termination date and the change in control date, and (b) the average bonus paid to him by the Company or its affiliates of the two most recent full fiscal years ending on or prior to the termination date.  The Company has agreed to pay the severance amounts in a lump sum in cash (i) on the termination date if the Company terminates the officer, or (ii) within thirty days after the termination date if Mr. Perrin’s employment is terminated by him or upon his death or retirement.

John L. Hendrix

In August 2004, the Company entered into a severance/release of claims agreement with John L. Hendrix.  As consideration for the release of any and all claims against the Company, the Company agreed to pay Mr. Hendrix $11,500 per month for eighteen months, plus $1,000 per month for eighteen months to cover the cost of COBRA benefit payments.  Additionally, the Company agreed to accelerate the remaining value of the agreement should the agreement be terminated for any reason following a change of control (as defined in the agreement).

Additionally, the Company entered into a consulting agreement with John L. Hendrix, terminating on February 22, 2006.  As compensation for his services as a consultant, the Company agreed to pay Mr. Hendrix $11,800 per month for the term of the agreement.  Additionally, the Company agreed to accelerate the remaining value of the agreement should the agreement be terminated for any reason following a change of control (as defined in the agreement).

Mark K. Thompson

In October 2004, the Company entered into an employment/severance agreement with Mark K. Thompson.  This agreement sets out Mr. Thompson’s compensation structure, which includes a current base salary of $175,000, subject to increase from time to time, and a non-specified annual bonus to be determined by the Compensation Committee of the Board, as well as a non-compete clause which extends one year beyond termination of employment for any reason.  Additionally, the agreement sets out severance terms if termination is caused either (a) by Mr. Thompson because of the Company’s breach of the agreement (as defined in the agreement), or (b) by the Company without cause.  For either reason, Mr. Thompson is entitled to (a) one time his annual base salary, and (b) up to 40 hours of Paid Time Off, as available.  Further, an addendum to this agreement sets out a separate severance structure wherein if Mr. Thompson’s employment is terminated within the six-month period immediately following a change of control (as defined in the addendum), he is entitled to eighteen months of severance pay, calculated using his annual base salary rate.  However, if no such termination occurs, his severance structure reverts back to that contemplated within the original agreement.

Harry J. Phillips, Jr.

In March 2005, the Company entered into an oral agreement with Harry J. Phillips, Jr., whereby he agreed to remain employed and to continue providing assistance with certain projects until January 26, 2006.  His compensation is set at an annual salary rate of $70,000, with full benefits.

Thomas R. Jenkins

In March 2005, the Company entered into a severance/release of claims agreement with Thomas R. Jenkins.  As consideration for the release of any and all claims against the Company, the Company agreed to pay Mr. Jenkins $24,770 per month for a total of twenty-four months.  Additionally, the Company paid to Mr. Jenkins a one-time lump-sum payment in the amount of $25,000 for relocation and outplacement services, plus a separate one-time lump sum payment in the amount of $315,000, plus a one-time, lump-sum bonus amount of $10,300.

James E. Hyman

In March 2005, the Company entered into an employment agreement with James E. Hyman, pursuant to which Mr. Hyman serves as the Company’s Chief Executive Officer and Chairman of the Board of Directors.

The agreement has a rolling two-year term (the “Employment Period”).  Under the agreement, Mr. Hyman’s annual base salary is $475,000 and he will be eligible to receive a bonus upon the achievement of certain performance objectives equal to $25,000 plus 80% of Mr. Hyman’s annual base salary.  Mr. Hyman also received a $165,000 signing bonus.  Mr. Hyman is required to return all of the signing bonus if his employment is terminated by the Company for cause (as defined in the agreement) or if he voluntarily terminates his employment without good reason (as defined in the agreement) before January 24, 2006 and 50% if after January 24, 2006 but before January 24, 2007.

Pursuant to the agreement, Mr. Hyman was granted options to purchase 50,000 shares of Common Stock pursuant to the 1996 Plan, with an exercise price equal to the closing price of the Common Stock of the Company on the New York Stock Exchange on the Effective Date (the “Hyman Stock Options”). One third of the Hyman Stock Options become exercisable on January 24, 2006, 2007, and 2008, respectively, provided that Mr. Hyman has remained continuously employed by the Company.

The agreement also provides that Mr. Hyman will be granted 85,000 restricted shares of Common Stock (the “Restricted Stock”).  The shares of Restricted Stock will vest as follows: 25,000 shares of Restricted Stock shall vest on January 24, 2008; 30,000 shares of Restricted Stock shall vest upon the Company achieving a certain stock price within a certain time period as established by the Compensation Committee of the Board of Directors; and 30,000 shares of Restricted Stock shall vest upon the Company achieving a certain earnings per share within a certain time period as established by the Compensation Committee of the Board of Directors, subject, in each case to Mr. Hyman’s continued employment with the Company through each such date.

Pursuant to the agreement, if Mr. Hyman’s employment is terminated by the Company for cause, Mr. Hyman is entitled to receive his base salary accrued through the termination date and reimbursement of all reasonable expenses incurred by Mr. Hyman.  If Mr. Hyman’s employment is terminated due to his death or disability (as defined in the agreement), Mr. Hyman or his estate will receive (i) base salary accrued through the termination date, (ii) a prorated bonus for the year in which the termination occurs, (iii) reimbursement of all reasonable expenses incurred by Mr. Hyman and (iv) extended health care benefits (COBRA) at the Company’s expense for six months.  If the Company terminates the employment of Mr. Hyman without cause or he voluntarily terminates his employment with good reason, then, he shall be entitled to receive the following: (i) base salary accrued through the termination date, (ii) a prorated bonus for the year in which the termination occurs, (iii) an amount equal to Mr. Hyman’s base salary plus his target bonus for the remainder of the Employment Period, (iv) reimbursement of all reasonable expenses incurred by Mr. Hyman, (v) extended health care benefits (COBRA) at the Company’s expense for eighteen months following his termination, and (vi) all shares of Restricted Stock immediately vest.  All cash payments due from the Company upon termination are due to Mr. Hyman or his estate within one month of the date of termination.

In the event that Mr. Hyman voluntarily terminates his employment with good reason within 180 days following a change in control, then, he shall be entitled to receive the same benefits as above, except that no vesting of Mr. Hyman’s Restricted Stock will vest.  Mr. Hyman will also receive reimbursement for re-relocation expenses if his employment is terminated without cause or for good reason within 180 days following a change in control.

John R. Nieser

In March 2005, the Company and John R. Nieser, the Company’s Chief Financial Officer, entered into an Employment/Separation Agreement.  The agreement begins with a rolling two-year term until March 14, 2007 and then beginning March 15, 2007 has a rolling one-year term.  Mr. Nieser’s annual base salary is not less than $200,000 per year and he is eligible for a cash bonus at a targeted amount of 40% of his base salary.  If Mr. Nieser’s employment is terminated due to death or disability (as defined in the agreement), Mr. Nieser or his estate is entitled to his base salary and bonus earned through the date of termination (as defined in the agreement).  If Mr. Nieser’s employment is terminated for cause (as defined in the agreement) or due to voluntary resignation, Mr. Nieser is entitled to his base salary through the date of termination.  If Mr. Nieser is terminated without cause or due to a change in control (as defined in the agreement) of the Company, he is entitled to his base salary and bonus through the date of termination and (i) two times his base salary if the termination occurs prior to March 9, 2007 or (ii) one time his base salary if termination occurs between March 9, 2007 and March 8, 2008.

Luis A. Collazo

In April 2005, the Company entered into a severance/release of claims agreement with Luis A. Collazo with an effective date of June 3, 2005.  As consideration for the release of any and all claims against the Company, the Company agreed to pay Mr. Collazo an amount equivalent to one year’s salary of $155,960.  Additionally, the Company shall pay Mr. Collazo for outplacement assistance in the amount of $1,500, plus $1,000 per month for six months to assist with the cost of COBRA benefits.

Additionally, the Company entered into an independent consulting agreement with Luis A. Collazo with an effective date of June 6, 2005.  In exchange for Mr. Collazo’s continued assistance in smoothly transitioning his position, he will be paid $12,996 per month for three months, plus a one-time, lump-sum bonus in the amount of $125,000, to be paid immediately following August 31, 2005.  Should Mr. Collazo provide assistance after August 31, 2005, he shall be paid at a per diem rate of $599.85 per day.

John C. Godlesky

In April 2005, the Company entered into a severance/release of claims agreement with John C. Godlesky with an effective date of June 30, 2005.  As consideration for the release of any and all claims against the Company, the Company agreed to pay Mr. Godlesky an amount equivalent to one year’s salary, $150,774.  Additionally, the Company shall pay Mr. Godlesky a one-time, lump-sum payment in the amount of $100,000, outplacement assistance in the amount of $3,524, and relocation assistance in the amount of $2,000.

Additionally, the Company entered into an independent consulting agreement with John C. Godlesky with an effective date of July 1, 2005.  In exchange for Mr. Godlesky’s continued assistance in smoothly transitioning his position, he will be paid $15,000 per month for three months.  Should Mr. Godlesky provide assistance after September 30, 2005, he shall be paid at a per diem rate of $579.90 per day.

Other

Mr. Watts, a director of the Company, is a partner in the law firm of Locke Liddell & Sapp LLP.  The Company paid legal fees of approximately $2.0 million to LLS and LLS performed legal services for the

Company in 2004.  Mr. Watts has notified the Company that he intends to not stand for re-election to the Board of Directors at the Company’s 2005 Annual Meeting of Shareholders.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information on Independent Registered Public Accounting Firm

The Audit Committee has considered the qualifications of PricewaterhouseCoopers LLP and will recommend that the Board of Directors appoint them as our independent registered public accounting firm for the fiscal year ending December 31, 2005.

PricewaterhouseCoopers LLP served as our independent registered public accounting firm in 2004 and 2003.  Representatives from PricewaterhouseCoopers LLP are expected to be present at the annual meeting of shareholders and will have an opportunity to make a statement, if they so desire, as well as to respond to appropriate questions that may be asked by shareholders.

Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed or estimated to be billed to the Company by PricewaterhouseCoopers LLP for the years ended December 31, 2004 and 2003:

	2004	2003

Audit Fees	$1,474,106	$302,000
Audit Related Fees	53,825	174,875
Tax Fees	—	—
All Other Fees	—	—
	$1,527,931	$476,875

Audit Fees

Audit fees represent the aggregate fees billed or estimated to be billed to the Company for professional services rendered for the audit of our annual financial statements, review of financial statements included in Form 10-Q’s and services normally provided by our accountants in connection with statutory and regulatory filings or engagements.  For 2004, attestation services rendered in connection with the Sarbanes-Oxley Act of 2002 are included in Audit Fees.

Audit Related Fees

Audit related fees represent the aggregate fees billed to the Company or estimated to be billed to the Company for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above, including the implementation and readiness assistance with the requirements of the Sarbanes-Oxley Act of 2002, assistance with registration statements, comfort letters and consents.

Tax Fees

Tax fees represent the aggregate fees billed to the Company or estimated to be billed to the Company for professional services rendered for tax compliance, tax advice and tax planning.  The nature of the services comprising these fees were to support compliance with federal and state tax reporting and payment requirements, including tax return review and review of tax laws, regulations or cases.

All Other Fees

All other fees represent the aggregate fees billed to the Company or estimated to be billed to the Company for products or services provided to the Company by PricewaterhouseCoopers LLP, other than the services reported in the above categories.  For 2004 and 2003, there were no fees billed related to other services.

The Audit Committee has considered whether the provision of non-audit services by PricewaterhouseCoopers LLP is compatible with maintaining auditor independence and has determined that auditor independence has not been compromised.

Pre-approval Policies and Procedures

The Audit Committee Charter, as amended in October 2004, is available through the Corporate Governance link on the Company’s website at www.cornellcompanies.com and to any stockholder upon request, provides that the Audit Committee is responsible for pre-approving all audit services and permitted non-audit services to be performed for the Company by the independent registered public accounting firm. All of the fees paid to the independent registered public accounting firm in 2004 were pre-approved by the Audit Committee.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

31.3    Section 302 Certification of Chief Executive Officer

31.4    Section 302 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Amendment No. 1 to this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNELL COMPANIES, INC.

Dated:	April 22, 2005	By:	/s/ James E. Hyman
James E. Hyman
Chief Executive Officer and
Chairman of the Board

SIGNATURE	TITLE	DATE

/s/ James E. Hyman	Chief Executive Officer and	April 22, 2005
James E. Hyman	Chairman of the Board
(Principal Executive Officer)

/s/ John R. Nieser	Chief Financial Officer	April 22, 2005
John R. Nieser	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Anthony R. Chase	Director	April 22, 2005
Anthony R. Chase

/s/ Isabella C.M. Cunningham	Director	April 22, 2005
Isabella C. M. Cunningham

/s/ Harry J. Phillips, Jr.	Director	April 22, 2005
Harry J. Phillips, Jr.

/s/ D. Stephen Slack	Director	April 22, 2005
D. Stephen Slack

/s/ Tucker Taylor	Director	April 22, 2005
Tucker Taylor

/s/ Robert F. Vagt	Director	April 22, 2005
Robert F. Vagt

/s/ Marcus A. Watts	Director	April 22, 2005
Marcus A. Watts