Form 10-Q
period 2005-03-31
CORNELL COMPANIES INC
filed 2005-05-10
CIK 1016152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Yes  ☒ No ☐

At April 30, 2005 Registrant had outstanding 13,430,394 shares of its Common Stock.

PART I  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CORNELL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,133	$9,895
Investment securities available for sale	41,625	51,740
Accounts receivable – trade (net of allowance for doubtful accounts of $4,577 and $3,198, respectively)	52,554	60,174
Other receivables (net of allowance for doubtful accounts of $5,040 and $5,039, respectively)	4,566	4,691
Other restricted assets	18,733	19,713
Deferred tax assets	9,923	8,520
Prepaids and other	8,648	9,106
Total current assets	159,182	163,839
PROPERTY AND EQUIPMENT, net	284,463	282,255
OTHER ASSETS:
Debt service reserve fund	23,800	23,801
Goodwill, net	7,721	7,721
Intangible assets, net	6,629	7,026
Deferred costs and other	19,231	22,989
Total assets	$501,026	$507,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$46,538	$47,237
Current portion of long-term debt	9,001	9,005
Total current liabilities	55,539	56,242
LONG-TERM DEBT, net of current portion	276,893	279,528
DEFERRED TAX LIABILITIES	6,658	8,088
OTHER LONG-TERM LIABILITIES	2,848	2,461
Total liabilities	341,938	346,319

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	––	––
Common stock, $.001 par value, 30,000,000 shares authorized, 14,976,925 and 14,845,107 shares issued and 13,429,342 and 13,297,524 outstanding, respectively	15	15
Additional paid-in capital	147,433	145,825
Retained earnings	24,514	26,785
Treasury stock (1,547,583 shares of common stock, at cost)	(12,573)	(12,573)
Deferred compensation	(1,112)	(432)
Accumulated other comprehensive income	811	1,692
Total stockholders’ equity	159,088	161,312
Total liabilities and stockholders’ equity	$501,026	$507,631

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004

REVENUES	$74,693	$66,386
OPERATING EXPENSES	56,443	51,801
PRE-OPENING AND START-UP EXPENSES	4,694	1,646
DEPRECIATION AND AMORTIZATION	3,793	3,135
GENERAL AND ADMINISTRATIVE EXPENSES	6,338	4,160
GAIN ON SALE OF FIXED ASSETS	(10)	(11)

INCOME FROM OPERATIONS	3,435	5,655
INTEREST EXPENSE	6,339	5,019
INTEREST INCOME	(595)	(370)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(2,309)	1,006
PROVISION (BENEFIT) FOR INCOME TAXES	(878)	413

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,431)	593

DISCONTINUED OPERATIONS, NET OF TAX PROVISION (BENEFIT) OF ($454) AND $75, RESPECTIVELY	(840)	113

NET INCOME (LOSS)	$(2,271)	$706

EARNINGS (LOSS) PER SHARE:
BASIC
Income (loss) from continuing operations	$(.11)	$.04
Income (loss) on discontinued operations, net of tax	(.06)	.01
Net income (loss)	$(.17)	$.05

DILUTED
Income (loss) from continuing operations	$(.11)	$.04
Income (loss) on discontinued operations, net of tax	(.06)	.01
Net income (loss)	$(.17)	$.05

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	13,428	13,081
DILUTED	13,428	13,312

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(2,271)	$706
Unrealized gain (loss) on derivative instruments, net of tax (benefit) provision of ($427) and $318, respectively	(881)	458
Comprehensive income (loss)	$(3,152)	$1,164

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,271)	$706
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities ––
Depreciation	3,385	2,889
Amortization of intangibles and other assets	428	270
Amortization of deferred compensation	(488)	(50)
Amortization of deferred financing costs	487	209
Amortization of Senior Notes Discount	46	—
Provision for bad debts	1,099	170
Gain on sale of property and equipment	(10)	(11)
Deferred income taxes	(3,446)	295
Change in assets and liabilities:
Accounts receivable	7,047	(1,931)
Restricted assets	158	158
Other assets	336	(183)
Accounts payable and accrued liabilities	(564)	(8,250)
Deferred revenues and other liabilities	119	(13)
Net cash provided by (used in) operating activities	6,326	(5,741)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,383)	(8,192)
Purchases of investment securities	(335,495)	—
Sale of investment securities	345,610	—
Deposits in (withdrawals from) restricted debt payment account, net	823	1,048
Proceeds from sale of property and equipment	—	163
Sale of restricted assets from deferred bonus plan	—	86
Net cash provided by (used in) investing activities	5,555	(6,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and line of credit	—	36,000
Payments on line of credit	—	(24,000)
Payments on capital lease obligations	(1)	(6)
Payments of debt issuance and other financing costs	—	(100)
Proceeds from exercise of stock options and warrants	1,358	819
Purchases of treasury stock	—	(116)
Net cash provided by financing activities	1,357	12,597

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,238	(39)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,895	40,171
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,133	$40,132

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Other comprehensive income (loss)	$(881)	$458
Common stock issued for board of directors fees	58	—
Decrease in fair value of interest rate swap	2,681	—

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Cornell Companies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Estimates were used in the preparation of these financial statements.  Actual results could differ from those estimates.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2.              Accounting Policies

See a description of our accounting policies in our 2004 Annual Report on Form 10-K.

Accounting For Stock Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” we have elected to account for our stock-based compensation plans under the intrinsic value method established by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.”  In accordance with the provisions of APB No. 25, the fair value of fixed stock options granted to employees is not reflected in net income, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant.  The following table illustrates, in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS No. 123,” the effect on net income (loss) and earnings (loss) per share as if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, expect per share amounts):

	Three Months Ended March 31,
	2005	2004

Net income (loss), as reported	$(2,271)	$706
Add: total stock-based compensation recorded, net of tax	34	—
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	357	(157)
Pro forma net income (loss)	$(2,662)	$549
Earnings (loss) per share:
Basic, as reported	$(.17)	$.05
Basic, pro forma	(.20)	.04
Diluted, as reported	(.17)	.05
Diluted, pro forma	(.20)	.04

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share Based Payment,” that requires companies to expense the value of employee stock options and other types of equity-based compensation based on the fair value of the options at the award’s grant date based on the estimated number of awards that are expected to vest.  Compensation cost for awards that vest would not be reversed if the awards expired without being exercised.  When measuring fair value, companies can choose an option-pricing model (e.g., Black-Sholes or binominal models) that approximately reflects their specific circumstances and the economics of their transactions.  Companies will recognize compensation cost for share-based payment awards as they vest, including the related tax effects.  The effective date of SFAS No. 123R, applies to annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share based payment awards at the company’s adoption date. In April 2005, the Securities and Exchange Commission adopted a rule that amends the adoption date of SFAS No. 123R to January 1, 2006.  We are currently evaluating the alternative transition methods permitted by SFAS No. 123R.

Under SFAS No. 123R, compensatory employee stock purchase plans (ESPP) are required to recognize compensation cost over the requisite service period for grants made under the ESPP.  The criteria that an ESPP must meet to be considered non-compensatory are more restrictive under SFAS No. 123R than they were under ABP No. 25.  We are currently evaluating the impact on our ESPP by SFAS No. 123R.

We do not have an equity interest in the variable interest entity that was formed in connection with the 2001 Sale and Leaseback Transaction.  The variable interest entity was formed for the purpose of owning and leasing certain facilities to us.  Reference is made to the “Non-Guarantor Subsidiary” information included in Note 12 for a summary of the financial information related to the variable interest entity.  The debtholders of the variable interest entity have no recourse to our general credit.

Reclassifications

Certain reclassifications have been made to the prior year financial statements contained herein to conform to current year presentation.

3.              Discontinued Operations and Management Restructuring

We classify as discontinued operations those components of our business that we hold for sale or disposition that have operations and cash flows that are clearly distinguishable operationally and for financial reporting purposes from the rest of the Company. For those components, we have no significant continuing involvement after disposal and their operations are eliminated from our ongoing operations.  During the quarter ended March 31, 2005, we classified certain components as discontinued operations. This was the result of a management decision to initiate the shut down of operations at certain facilities.  These facilities/programs include Residential School, Maple Creek Home and the mental health wrap programs in Pennsylvania.  Notifications have been made to the required contracting entities regarding the terminations of the related programs. The related facility assets will be disposed of or transferred to other existing operations.  At March 31, 2005 we have net property and equipment of $0.6 million pertaining to these operations.   The discontinued operations generated revenues of approximately $0.9 million and $2.9 million for the three months ended March 31, 2005 and 2004, respectively.

During the first quarter of 2005, a review was performed of our management structure and as a result, approximately 14 positions were eliminated.  In conjunction with this, a charge was recorded of approximately $2.1 million in the quarter ended March 31, 2005.  The charge was recorded in operating expenses (approximately $1.0 million) and general and administrative expenses (approximately $1.1 million).  The accrued liability pertaining to this charge at March 31, 2005 was approximately $2.0 million.  There are no costs expected to be incurred in conjunction with this activity in subsequent periods.

4.              Intangible Assets

Intangible assets at March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

	March 31, 2005	December 31, 2004

Non-compete agreements	$9,870	$9,840
Acquired contract value	2,405	2,405
Accumulated amortization	(5,646)	(5,219)
Intangible assets, net	6,629	7,026
Goodwill, net	7,721	7,721
	$14.350	$14,747

Amortization expense for our non-compete agreements was approximately $0.3 million for the three months ended March 31, 2005 and 2004.  Amortization expense for our non-compete agreements is expected to be approximately $1.1 million for each of the next four years ended December 31 and approximately $0.7 million for the fifth year.

Amortization expense for our acquired contract value was approximately $0.1 million for the three months ended March 31, 2005.  Amortization expense for our acquired contract value is expected to be approximately $0.5 million for each of the next four years of the contract term.

5.               Credit Facilities

Our long-term debt consisted of the following (in thousands):

	March 31, 2005	December 31, 2004

Debt of Cornell Companies, Inc.:
Senior Notes, unsecured, due July 2012 with an interest rate of 10.75%, net of discount	$110,665	$110,619
Fair-value adjustment of Senior Notes as a result of interest rate swap	527	3,208
Revolving Line of Credit due June 2008 with an interest rate of LIBOR plus 2.25% to 3.5% or prime plus 0.75% to 2.00% (the "2004 Credit Facility")	—	—
Capital lease obligations	2	6
Subtotal	111,194	113,833

Debt of Special Purpose Entity:
8.47% Bonds due 2016	174,700	174,700

Total consolidated debt	285,894	288,533

Less: current maturities	(9,001)	(9,005)

Consolidated long-term debt	$276,893	$279,528

Long-Term Credit Facilities.  The 2004 Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit, and is reduced by outstanding letters of credit.  The available commitment under the 2004 Credit Facility was approximately $51.4 million at March 31, 2005.  We had no outstanding borrowings on the 2004 Credit Facility at March 31, 2005, but we had outstanding letters of credit of approximately $8.6 million.  Subject to certain requirements, we have the right to increase the aggregate commitments under the 2004 Credit Facility up to an aggregate amount of $100.0 million.  The 2004 Credit Facility matures in June 2008 and bears interest, at our election, depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.75% to 2.00%, or a rate which ranges from 2.25% to 3.50% above the applicable LIBOR rate. The 2004 Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries.  The 2004 Credit Facility is not secured by the assets of MCF.  The 2004 Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants.

MCF is obligated for the outstanding balance of its 8.47% Taxable Revenue Bonds, Series 2001.  The bonds bear interest at a rate of 8.47% per annum and are payable in semi-annual installments of interest and annual installments of principal.  All unpaid principal and accrued interest on the bonds is due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents.  The bonds are limited, nonrecourse obligations of MCF and secured by the property and equipment, bond reserves, assignment of subleases and substantially all assets related to the facilities included in the 2001 Sale and Leaseback Transaction.  The bonds are not guaranteed by us.

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

Any time prior to July 1, 2007, we may redeem up to 35% of the original aggregate principal amount of the Senior Notes at a redemption price of 110.75% of the principal amount thereof with the net cash of public offerings of equity, provided that at least 65% of the original aggregate principal amount of the Notes remains outstanding after the redemption and other conditions are met.  Upon the occurrence of specified change of control events, unless we have exercised our option to redeem all the Senior Notes as described above, each holder will have the right to require us to repurchase all or a portion of such holder’s Senior Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, on the Senior Notes repurchased, to the applicable date of purchase.  The Senior Notes were issued under an indenture (the “Indenture”) that limits our ability and the ability of our Guarantors to, among other things, incur additional indebtedness, pay dividends or make other distributions, make other restricted payments and investments, create liens, incur restrictions on the ability of the Guarantors to pay dividends or other payments to us, enter into transactions with affiliates, and engage in mergers, consolidations and certain sales of assets.

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate.  The terms of the interest rate swap contract and the underlying debt instrument are identical.  We have designated the swap agreement as a fair value hedge.  The swap has a notional amount of $84.0 million and matures in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, we pay on a semi-annual basis (each January 1 and July 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receive a fixed-rate interest of 10.75%.  For the three months ended March 31, 2005, we recorded interest savings related to this interest rate swap of approximately $0.5 million, which is reflected as a reduction to interest expense in the accompanying financial statements.  The swap agreements are marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes.  At March 31, 2005 and December 31,

2004 the fair value of this derivative instrument was approximately $0.5 million and $3.2 million, respectively, and is included in other assets.  The carrying value of the Senior Notes as of these dates was increased by the same amount. Because the swap agreement is an effective fair-value hedge, there is no effect on our results of operations from the mark-to-market adjustment as long as the swap is in effect.

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

As of March 31, 2005, we had incurred (net of the BOP reimbursement) approximately $22.7 million for the design, construction and development costs and capitalized interest related to the Moshannon Valley Correctional Center facility.  We believe that our existing cash and credit facilities will provide adequate funding to complete the construction of the facility.

New Morgan Academy

We closed the New Morgan Academy in the fourth quarter of 2002 and are currently considering several options ranging from the utilization of the facility for another type of program or the sale or lease of the facility. As of March 31, 2005, we are focusing our efforts on both the potential insertion of a program as well as the possible sale or lease of the facility to certain governmental agencies in Pennsylvania, as well as private enterprises. We are maintaining a small staff to secure and maintain the facility. We have recognized pre-tax costs of $0.9 million and $0.8 million in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2005 and 2004, respectively, for related holding costs (depreciation, interest, property, taxes and other maintenance costs).

The developing inability during late 2004 of various governmental agencies with whom we had been in negotiations to obtain the level of funding to contract with us for the use of the New Morgan Academy indicated an expectation of continuing losses associated with this facility.  As a result, we recorded an impairment charge of $9.3 million, pursuant to the requirements of SFAS No. 144, at December 31, 2004.  As of March 31, 2005, we believe that, pursuant to the provisions of SFAS No. 144, no additional impairment charge is necessary. The carrying value of the property and equipment for the New Morgan Academy, after the impairment charge, was approximately $20.2 million and $20.4 million at March 31, 2005 and December 31, 2004, respectively.

Central California Treatment Center

In January 2004, we purchased a building in Los Angeles, California for approximately $2.5 million.  This new facility could provide service to 220 inmates in a work-furlough type program.  Although we do not currently have a contract for this facility, it has been submitted for consideration in several recent proposals.  We believe that due to the growth of the inmate population, severe budget crisis and recent legal settlements requiring additional community services, this facility will fill a small part of the overall demand in California.  The potential uses for the facility range from a “halfway back” program to a comprehensive drug and alcohol treatment program.

7.              Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution from common stock equivalents such as stock options and warrants.  For the three months ended March 31, 2005 and 2004, there were 291,071 shares ($14.51 average price) and 195,503 shares ($14.72 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004

Net earnings (loss)	$(2,271)	$706

Weighted average common share outstanding	13,428	13,081
Weighted average common share equivalents outstanding	—	231
Weighted average common shares and common share equivalents outstanding	13,428	13,312

Basic earnings (loss) per share	$(.17)	$0.05
Diluted earnings (loss) per common share	$(.17)	$0.05

8.              Commitments and Contingencies

Legal Proceedings

Southern Peaks Regional Treatment Center

On January 5, 2004, we initiated legal proceedings in the lawsuit styled Cornell Corrections of California, Inc. v. Longboat Global Advisors, LLC, et al., No.2004 CV79761 in the Superior Court of Fulton County, Georgia under theories of fraud, conversion, breach of contract and other theories to determine the location of and to recover funds previously deposited by us into what we believed to be an escrow account in connection with the development and construction of the Southern Peaks Regional Treatment Center. Of the funds previously deposited, approximately $5.3 million remains to be recovered at March 31, 2005. In December 2004, the case was tried before a jury and the jury verdict awarded approximately $6.5 million in compensatory damages and approximately $1.4 million in punitive damages, plus attorneys’ fees. We expect that the actual damages awarded under the verdict will be adjusted downward to the $5.4 million actually lost by us and that the punitive damages award may be adjusted downward because of a Georgia statute regarding caps on punitive damages awards.  No judgment has yet been entered on this verdict.  The award for compensatory damages accrues pre-judgment interest at a rate of 7 percent from the date of loss through the date of judgment. Following the jury verdicts, we collected approximately $0.4 million in January 2005 in funds which had been previously frozen under a temporary restraining order issued at the time that we commenced this litigation. Currently, certain of the defendants have filed motions for a new trial. No judgment will be entered on the verdict until after these motions for a new trial have been heard and ruled on by the court. Due to the continued uncertainty surrounding the ultimate recovery of the funds previously deposited, we will continue to maintain our existing reserve of approximately $5.0 million in an allowance for doubtful accounts.

Shareholder Lawsuits

In March and April 2002, the company, Steven W. Logan (our former President and Chief Executive Officer), and John L. Hendrix (our former Chief Financial Officer), were named as defendants in four federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division.  The aforementioned lawsuits were putative class action lawsuits brought on behalf of all purchasers of our common stock between March 6, 2001 and March 5, 2002 and relate to our restatement in 2002 of certain financial statements.  The lawsuits involved disclosures made concerning two prior transactions executed by us: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction.  These four lawsuits were consolidated into the Graydon Williams action and Flyline Partners, LP was appointed lead plaintiff.  As a result, a consolidated complaint was filed by Flyline Partners, LP.  Richard Picard and Anthony Scolaro were also named as plaintiffs.  Since then, the court allowed plaintiffs to file an amended consolidated complaint. The amended consolidated complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933 (the “Securities Act”) and/or Section 15 of the Securities Act.  The amended consolidated complaint seeks, among other things, restitution damages, compensatory damages, rescission or a rescissory measure of damages, costs, expenses, attorneys’ fees and expert fees.  The Company filed a motion to dismiss the lawsuit.  In an order entered April 1, 2005, the court granted the motion to dismiss with respect to the plaintiffs' securities fraud claims pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5.  The court denied the motion to dismiss as to the remaining claims covering the Company's secondary offering in 2001.  Subject to court approval and documentation, the parties have agreed to settle this matter.  Under the proposed agreement, the Company has not admitted any wrongdoing.  Settlement in the amount of $7 million will be funded through the Company's Directors' and Officers' liability insurance.  The Company has not reached settlement in the pending derivative litigation discussed below.

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

In May and September 2002, the company and our directors were sued in three other derivative lawsuits styled as follows: (1) Juan Guitierrez, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1812, in the United Stated District Court for the Southern District of Texas, Houston Division; (2) Thomas Pagano, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1896, in the United Stated District Court for the Southern District of Texas, Houston Division; and (3) Jesse Menning, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. 2002-28924, in the 164th Judicial District Court of Harris County, Texas.  These lawsuits relate to our restatement in 2002 of certain financial statements.  These lawsuits all allege breaches of fiduciary duty and waste of corporate assets by all of the defendants.  A motion to dismiss the Guitierrez and Pagano lawsuits was filed.  The court dismissed the Pagano action as duplicative of the Guitierrez action.  The motion to dismiss the Guitierrez action is still pending.  The Menning action has been dismissed, but with an agreement that the plaintiff’s claims as to Cornell are tolled until 30 days following the final resolution of the Guitierrez case, including any appeals.

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

In view of the risks and uncertainties involved in implementing the plan, including the need to achieve significant policy buybacks, commutation of reinsurance agreements, and further agreements with regulators, no assurance can be given that the plan will be successfully implemented by Kemper.  In the year ended December 31, 2004, we recorded a charge of $0.6 million, and have estimated our range of additional exposure to be approximately $0.5 million with respect to outstanding claims incurred during this policy period with Kemper which would become our obligation to resolve if not settled through Kemper.

As of March 31, 2005, Kemper has continued to implement its run-off plan.  We believe that the uncertainty surrounding Kemper remains, and while no additional allowance is considered necessary at March 31, 2005, the existing reserve of $0.6 million will be maintained.  We continue to believe our estimated range of exposure to be approximately $0.5 million for those outstanding claims which would become our obligation to resolve if not settled through Kemper.

While the outcome of such matters cannot be predicated with certainty, based on the information known to date, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, operating results or cash flow.

9.              Derivative Financial Instruments and Guarantees

Debt Service Reserve Fund and Debt Service Fund

In August 2001, MCF completed a bond offering to finance the 2001 Sale and Leaseback Transaction.  In connection with this bond offering, two reserve fund accounts were established by MCF pursuant to the terms of the indenture: (1) MCF’s Debt Service Reserve Fund, aggregating $23.8 million at March 31, 2005, was established to make payments on MCF’s outstanding bonds in the event we (as lessee) should fail to make the scheduled rental payments to MCF and (2) MCF’s Debt Service Fund, aggregating $16.3 million and $17.1 million at March 31, 2005 and December 31, 2004, respectively, used to accumulate the monthly lease payments that MCF receives from us until such funds are used to pay MCF’s semi-annual bond interest and annual bond principal payments.  Both reserve fund accounts are subject to the agreements with the MCF Equity Investors whereby guaranteed rates of return of 3.0% and 5.08%, respectively, are provided for in the balance of the Debt Service Reserve Fund and the Debt Service Fund.  The guaranteed rates of return are characterized as cash flow hedge derivative instruments.  At inception, the derivatives had an aggregate fair value of $4.0 million, which has been recorded as a decrease to the equity investment in MCF made by the MCF Equity Investors (MCF minority interest) and as a deferred liability in our Consolidated Balance Sheets. Changes in the fair value of the derivative instruments are recorded as an adjustment to other long-term liabilities and reported as other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Income (Loss).  At March 31, 2005 and December 31, 2004, the fair value of these derivative instruments was approximately $2.6 million and $2.2 million, respectively.  As a result, our Consolidated Statements of Operations and Comprehensive Income (Loss) include other comprehensive income (loss) of approximately ($0.9) million and $0.5 million for the three months ended March 31, 2005 and 2004, respectively.  The $0.9 million net unrealized loss reported in comprehensive income (loss) for the three months ended March 31, 2005 includes an adjustment of $0.6 million for the cumulative tax effect of changes in fair value during the years ended December 31, 2002 and 2003. This adjustment decreased accumulated other comprehensive income and increased deferred tax liabilities in our Consolidated Balance Sheet as of March 31, 2005.

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

10.       Correctional Systems, Inc. Acquisition

In January 2005, we signed a definitive agreement to acquire Correctional Systems, Inc. (CSI), a San Diego based provider of privatized jail, community corrections and alternative sentencing services.  The purchase price was approximately $10.0 million in total consideration to common and preferred shareholders, less certain adjustments as described in the merger agreement.  The transaction was completed April 1, 2005.

The acquisition includes the operations of eight jails, six community correction facilities and five alternative sentencing programs located in California, New Mexico, Texas and Kansas.  The transaction added 986 corrections beds, as well as alternatives to incarceration services.

11.       Segment Disclosure

Our three operating divisions are our reportable segments.  The adult secure institutional services segment consists of the operations of secure adult incarceration facilities.  The juvenile segment consists of providing residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of ten and 17 who have either been adjudicated or suffer from behavioral problems.  The adult community-based corrections and treatment services segment consists of providing pre-release and halfway house programs for adult offenders who are either on probation or serving the last three to six-months of their sentences on parole and preparing for re-entry into society at large as well as community-based treatment and education programs as an alternative to incarceration.  All of our customers and long-lived assets are located in the United States of America.  The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in our 2004 Form 10-K.  Intangible assets are not included in each segment’s reportable assets, and the amortization of intangible assets is not included in the determination of a segment’s operating income.  We evaluate performance based on income or loss from operations before general and administrative expenses, incentive bonuses, amortization of intangibles, impairment charges on long-lived assets, interest and income taxes.  Corporate and other assets are comprised primarily of cash, accounts receivable, deposits, property and equipment, deferred taxes, deferred costs and other assets.  Corporate and other income from operations primarily consists of depreciation and amortization on the Corporate office facilities and equipment, and is presented separately as such charges cannot be readily identified for allocation to a particular segment.

The only significant noncash items reported in the respective segments’ income from operations is depreciation and amortization (excluding intangibles) (in thousands). The following table excludes the results of discontinued operations for the categories including revenues, pre-opening and start-up expenses and income from operations for both periods presented.

	(in thousands)
	Three Months Ended March 31,
	2005	2004

Revenues
Adult secure institutiona1	$30,857	$25,784
Juvenile	30,969	28,200
Adult community-based	12,867	12,402
Total revenues	$74,693	$66,386

Pre-opening and start-up expenses
Adult secure institutional	$2,890	$156
Juvenile	1,804	1,490
Adult community-based	—	—
Total pre-opening and start-up expenses	$4,694	$1,646

Income from operations
Adult secure institutional	$6,073	$5,860
Juvenile	2,248	2,556
Adult community-based	2,278	2,142
Sub-total	10,599	10,558
General and administrative expenses	(6,338)	(4,160)
Gain on sale of fixed assets	10	11
Amortization of intangibles	(428)	(270)
Corporate and other	(408)	(484)
Total income from operations	$3,435	$5,655

Income (loss) on discontinued operations, net of tax
Adult secure institutional	$—	$—
Juvenile	(840)	113
Adult community-based	—	—
Total income (loss) on discontinued operations, net of tax	$(840)	$113

	March 31, 2005	December 31, 2004
Assets
Adult secure institutional	$170,270	$172,793
Juvenile	113,695	123,890
Adult community-based	61,139	62,984
Intangible assets, net	14,350	14,747
Corporate and other	141,572	133,217
Total assets	$501,026	$507,631

12.          Guarantor Disclosures

We completed an offering of $112.0 million of Senior Notes in June 2004.  The Senior Notes are guaranteed by each of our subsidiaries (Guarantor Subsidiaries).  These guarantees are joint and several obligations of the Guarantor Subsidiaries.  MCF does not guarantee the Senior Notes (Non-Guarantor Subsidiary).  The following condensed consolidating financial information presents the financial condition, results of operations and cash flows of us, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary, together with the consolidating adjustments necessary to present our results on a consolidated basis.

Condensed Consolidating Balance Sheet as of March 31, 2005 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination	Consolidated

Assets
Current assets:
Cash and cash equivalents	$22,735	$342	$56	$—	$23,133
Investment securities	41,625	—	—	—	41,625
Accounts receivable	2,922	54,004	194	—	57,120
Other restricted assets	—	2,415	16,318	—	18,733
Prepaids and other	17,463	1,108	—	—	18,571
Total current assets	84,745	57,869	16,568	—	159,182
Property and equipment, net	523	132,281	157,808	(6,149)	284,463
Other assets
Debt service reserve fund	—	—	23,800	—	23,800
Deferred costs and other	38,069	18,138	9,214	(31,840)	33,581
Investment in subsidiaries	58,264	1,856	—	(60,120)	—
Total assets	$181,601	$210,144	$207,390	$(98,109)	$501,026

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$39,965	$6,606	$2,537	$(2,570)	$46,538
Current portion of long-term debt	—	1	9,000	—	9,001
Total current liabilities	39,965	6,607	11,537	(2,570)	55,539
Long-term debt, net of current portion	111,192	1	165,700	—	276,893
Deferred tax liabilities	7,965	(1,857)	—	550	6,658
Other long-term liabilities	5,609	165	30,134	(33,060)	2,848
Intercompany	(142,218)	177,403	—	(35,185)	—
Total liabilities	22,513	182,319	207,371	(70,265)	341,938
Stockholders’ equity	159,088	27,825	19	(27,844)	159,088
Total liabilities and stockholders’ equity	$181,601	$210,144	$207,390	$(98,109)	$501,026

Condensed Consolidating Balance Sheet as of December 31, 2004 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination	Consolidated

Assets
Current assets:
Cash and cash equivalents	$9,559	$296	$40	$—	$9,895
Investment securities	51,740	—	—	—	51,740
Accounts receivable	3,298	61,189	378	—	64,865
Other restricted assets	121	2,451	17,141	—	19,713
Prepaids and other	15,664	1,962	—	—	17,626
Total current assets	80,382	65,898	17,559	—	163,839
Property and equipment, net	672	128,965	158,863	(6,245)	282,255
Other assets
Debt service reserve fund	—	—	23,801	—	23,801
Deferred costs and other	39,392	19,225	9,362	(30,243)	37,736
Investment in subsidiaries	20,613	1,856	—	(22,469)	—
Total assets	$141,059	$215,944	$209,585	$(58,957)	$507,631

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$36,191	$7,369	$6,197	$(2,520)	$47,237
Current portion of long-term debt	—	5	9,000	—	9,005
Total current liabilities	36,191	7,374	15,197	(2,520)	56,242
Long-term debt, net of current portion	113,827	1	165,700	—	279,528
Deferred tax liabilities	7,966	—	—	122	8,088
Other long-term liabilities	5,846	80	28,546	(32,011)	2,461
Intercompany	(184,083)	184,083	—	—	—
Total liabilities	(20,253)	191,538	209,443	(34,409)	346,319
Stockholders’ equity	161,312	24,406	142	(24,548)	161,312
Total liabilities and stockholders’ equity	$141,059	$215,944	$209,585	$(58,957)	$507,631

Condensed Consolidating Statement of Operations for the three months ended March 31, 2005 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$4,527	$84,510	$4,502	$(18,846)	$74,693
Operating expenses	4,265	70,681	10	(18,513)	56,443
Pre-opening and start-up expenses	—	4,694	—	—	4,694
Depreciation and amortization	21	2,813	1,056	(97)	3,793
Gain on sale of fixed assets	—	(10)	—	—	(10)
General and administrative expenses	6,319	—	19	—	6,338
Income (loss) from operations	(6,078)	6,332	3,417	(236)	3,435
Overhead allocations	(8,925)	8,925	—	—	—
Interest, net	921	1,273	3,540	10	5,744
Equity (loss) in subsidiaries	(5,026)	—	—	5,026	—
Income (loss) before provision (benefit) for income taxes and discontinued operations	(3,100)	(3,866)	(123)	4,780	(2,309)
Provision (benefit) for income taxes	(829)	—	—	(49)	(878)
Income (loss) before discontinued operations	(2,271)	(3,866)	(123)	4,829	(1,431)
Discontinued operations, net of income tax benefit of $454	—	(840)	—	—	(840)
Net income (loss)	$(2,271)	$(4,706)	$(123)	$4,829	$(2,271)

Condensed Consolidating Statement of Operations for the three months ended March 31, 2004 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$4,557	$75,136	$4,502	$(17,809)	$66,386
Pre-opening and start-up expenses	—	1,646	—	—	1,646
Operating expenses	5,823	63,728	—	(17,750)	51,801
Depreciation and amortization	20	2,130	1,056	(71)	3,135
Gain on sale of fixed assets	—	(11)	—	—	(11)
General and administrative expenses	4,141	—	19	—	4,160
Income (loss) from operations	(5,427)	7,643	3,427	12	5,655
Overhead allocations	(7,230)	7,230	—	—	—
Interest, net	(853)	1,739	3,753	10	4,649
Equity (loss) in subsidiaries	(1,231)	—	—	1,231	—
Income (loss) before provision (benefit) for income taxes and discontinued operations	1,425	(1,326)	(326)	1,233	1,006
Provision (benefit) for income taxes	719	(160)	—	(146)	413
Income (loss) before discontinued operations	706	(1,166)	(326)	1,379	593
Discontinued operations, net of income tax provision of $75	—	113	—	—	113
Net income (loss)	$706	$(1,053)	$(326)	$1,379	$706

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2005 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$1,703	$5,430	$(807)	$6,326
Cash flows from investing activities:
Capital expenditures	—	(5,383)	—	(5,383)
Purchase of investment securities	(335,495)	—	—	(335,495)
Sales of investment securities	345,610	—	—	345,610
Payments to restricted debt payment account, net	—	—	823	823
Proceeds from sale of fixed assets	—	—	—	—
Net cash provided by (used in) investing activities	10,115	(5,383)	823	5,555

Cash flows from financing activities:
Payments on capital lease obligations	—	(1)	—	(1)
Proceeds from exercise of stock options	1,358	—	—	1,358
Net cash provided by (used in) financing activities	1,358	(1)	—	1,357

Net increase in cash and cash equivalents	13,176	46	16	13,238
Cash and cash equivalents at beginning of period	9,559	296	40	9,895
Cash and cash equivalents at end of period	22,735	342	56	23,133

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2004 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(12,537)	$7,866	$(1,070)	$(5,741)
Cash flows from investing activities:
Capital expenditures	—	(8,192)	—	(8,192)
Deposits in restricted debt payment account, net	—	—	1,048	1,048
Proceeds from sale of property and equipment	—	163	—	163
Sale of restricted assets from deferred bonus plan	86	—	—	86
Net cash provided by (used in) investing activities	86	(8,029)	1,048	(6,895)

Cash flows from financing activities:
Proceeds from long-term debt and line of credit	36,000	—	—	36,000
Payments on line of credit	(24,000)	—	—	(24,000)
Payments on capital lease obligations	(6)	—	—	(6)
Payment for debt issuance and other financing costs	(100)	—	—	(100)
Proceeds from exercise of stock options and warrants	819	—	—	819
Purchases of treasury stock	(116)	—	—	(116)
Net cash provided by financing activities	12,597	—	—	12,597

Net increase (decrease) in cash and cash equivalents	146	(163)	(22)	(39)
Cash and cash equivalents at beginning of period	39,827	289	55	40,171
Cash and cash equivalents at end of period	39,973	126	33	40,132

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

We classify as discontinued operations those components of our business that we hold for sale or disposition that have operation and cash flows that are clearly distinguishable operationally and for financial reporting purposes from the rest of the Company.  For the three months ended March 31, 2005, we have classified certain facilities/programs as discontinued operations.  This was the result of a management decision to initiate the shut down of operations at certain facilities.  These facilities/programs include Residential School, Maple Creek Home and the mental health wrap programs in Pennsylvania.  Notifications have been made to the required contracting entities regarding the terminations of the related programs. The related facility assets will be disposed of or transferred to other existing operations.  Accordingly, these facilities have been excluded from such statistics and information as the number of facilities in operation, service capacity, contracted beds in operation and average contract occupancy percentages, as well as management’s discussions regarding revenue and expenses.  Discontinued operations have been presented separately in our Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004.

At March 31, 2005, we operated 62 facilities with a total service capacity of 15,996 and had 2 facilities under development or construction with an aggregate service capacity of 1,514 upon completion. Our facilities are located in 16 states and the District of Columbia.

The following table sets forth for the periods indicated total residential service capacity and contracted beds in operation at the end of the periods shown, average occupancy percentages and total non-residential service capacity, excluding in both periods those facilities which have been classified as discontinued operations.

	March 31, 2005	March 31, 2004

Residential
Service capacity (1)	13,392	12,516
Contracted beds in operation (end of period) (2)	11,409	9,356
Average contract occupancy based on contracted beds in operation (3) (4)	93.6%	100.8%
Average contract occupancy excluding start-up operations (3) (4)	100.7%	101.4%
Non-Residential
Service capacity (5)	4,118	3,774

(1)	Residential service capacity is comprised of the number of beds currently available for service or available upon the completion of construction or renovation of residential facilities.
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

(4)

Average contract occupancy percentages are calculated based on actual occupancy for the period as a percentage of the contracted capacity for residential facilities in operation. These percentages do not reflect the operations of non-residential community-based programs. At certain residential facilities, our contracted capacity is lower than the facility’s service capacity. Additionally, certain facilities have and are currently operating above the contracted capacity. As a result, average contract occupancy percentages can exceed 100% if the average actual occupancy exceeded contracted capacity.

(5)

Service capacity for non-residential programs is based on either contractual terms or an estimate of the number of clients to be served. We update these estimates at least annually based on the program’s budget and other factors.

We derive substantially all of our revenues from providing adult corrections and treatment and juvenile justice, educational and treatment services outsourced by federal, state and local government agencies in the United States. Revenues for our services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis or on a cost-plus reimbursement basis. For the three months ended March 31, 2005, our revenue base consisted of 76.6% for services provided under per diem contracts, 10.5% for services provided under take-or-pay and management contracts, 9.3% for services provided under cost-plus reimbursement contracts, 4.1% for services provided under fee-for-service contracts and 1.5% from other miscellaneous sources. These percentages are generally consistent with comparable statistics for the three months ended March 31, 2004. Revenues can fluctuate from period to period due to changes in government funding policies, changes in the number of clients referred to our facilities by governmental agencies, the opening of new facilities or the expansion of existing facilities and the termination of contracts for a facility or the closure of a facility.

Revenues for our adult secure institutional services division are primarily generated from per diem, take-or-pay and management contracts.  For the three months ended March 31, 2005 and 2004, we realized average per diem rates on our adult secure institutional facilities of approximately $48.47 and $48.02, respectively. The increase in the per diem rate for 2005 as compared to 2004 is due primarily to the opening of the two-unit Regional Correctional Center in July and December 2004 and the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004. Additionally, we received rate increases at our Big Spring Correctional Center in March 2004. Decreases in, or the lack of anticipated increases in, per diem rates could adversely impact our operating margin.

Revenues for our juvenile justice, educational and treatment services division are primarily generated from per diem, fee-for-service and cost-plus reimbursement contracts.  For the three months ended March 31, 2005 and 2004, we realized average per diem rates on our residential juvenile justice, educational and treatment facilities of approximately $171.82 and $160.27, respectively.  The increase in the per diem rate for 2005 as compared to 2004 is due to the opening of the Southern Peaks Regional Treatment Center in August 2004 and rate increases for our Pennsylvania programs and facilities in July 2004.  For the three months ended March 31, 2005 and 2004, we realized average fee-for-service rates for our non-residential community-based juvenile facilities and programs, including rates that are limited by Medicaid and other private insurance providers, of approximately $29.65 and $25.57, respectively. The increase in the average fee-for-service rate for 2005 as compared to 2004 is due to changes in the mix of the services provided by our various juvenile justice, educational and treatment programs and facilities. The majority of our juvenile services contracts renew annually.

Revenues for our adult community-based corrections and treatment services division are primarily generated from per diem contracts and fee-for-service contracts.  For the three months ended March 31, 2005 and 2004, we realized average per diem rates on our residential adult corrections and treatment facilities of approximately $62.39 and $61.27, respectively.  The increase in the per diem rate for 2005 as compared to 2004 is due to the opening of the Las Vegas Center in December 2004 as well as certain rate increases as a result of contract renewals and other contractual rate increases.   For the three months ended March 31, 2005 and 2004, we realized average fee-for-service rates on our non-residential adult community-based corrections and treatment facilities and programs of approximately $8.79 and $8.29, respectively.

Factors considered in determining billing rates to charge include: (1) the programs specified by the contract and the related staffing levels, (2) wage levels customary in the respective geographic areas, (3) whether the proposed facility is to be leased or purchased and (4) the anticipated average occupancy levels that could reasonably be maintained.

We have historically experienced higher operating margins in our adult secure institutional services and adult community-based corrections and treatment services as compared to the juvenile justice, educational and treatment services division.  Additionally, our operating margins within a division can vary from facility to facility based on whether a facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract, and our ability to increase a facility’s contract revenue.  A decline in occupancy of certain juvenile justice, educational and treatment facilities can have a more significant impact on operating results than the adult secure institutional services division due to higher per diem rates at certain juvenile facilities.  We have experienced and expect to continue to experience interim period operating margin fluctuations due to the number of calendar days in the period, higher payroll taxes in the first half of the year and salary and wage increases and insurance cost increases that are incurred prior to certain contract rate increases.  Moreover, many of the governmental agencies with whom we contract are experiencing budget pressures and may approach us to limit or reduce per diem rates.  Decreases in, or the lack of anticipated increases in, per diem rates could adversely impact our operating margin. Additionally, a decrease in per diem rates without a corresponding decrease in operating expenses could also adversely affect our operating margin.

We are responsible for all facility operating costs, except for certain debt service and interest or lease payments for facilities where we have a management contract only. At these facilities, the facility owner is responsible for all debt service and interest or lease payments related to the facility. We are responsible for all other operating expenses at these facilities. We operated 11 facilities under management contracts at March 31, 2005 and nine facilities at March 31, 2004.

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

We incur pre-opening and start-up expenses including payroll, benefits, training and other operating costs prior to opening a new or expanded facility and during the period of operation while occupancy is ramping up. These costs vary by contract.  Since pre-opening and start-up costs are generally factored into the revenue per diem rate that is charged to the contracting agency, we typically expect to recover these upfront costs over the life of the contract.  Because occupancy rates during a facility’s start-up phase typically result in capacity under-utilization for at least 90 to 180 days, we may incur additional post-opening start-up costs.  We do not anticipate post-opening start-up costs at any adult secure facilities operated under any future contracts with the BOP because these contracts are currently expected to continue to be take-or-pay contracts, meaning that the BOP will pay at least 80.0% of the contractual monthly revenue once the facility opens, regardless of actual occupancy.

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

Working capital requirements generally increase immediately prior to commencing management of a new or expanded facility as we incur start-up costs and purchase necessary equipment and supplies before facility management revenue is realized.

General and administrative expenses consist primarily of costs for corporate and administrative personnel who provide senior management, legal, finance, accounting, human resources, payroll and information systems, costs of business development and outside professional and consulting fees.

Recent Developments

Correctional Systems Inc, Acquisition

In January 2005, we signed a definitive agreement to acquire Correctional Systems, Inc. (CSI), a San Diego based provider of privatized jail, community corrections and alternative sentencing services.  The purchase price was approximately $10.0 million in total consideration to common and preferred shareholders, less certain adjustments as described in the merger agreement.  The transaction is expected to generate annualized revenue of approximately $16.0 million.  The transaction was completed April 1, 2005.

The acquisition includes the operations of eight jails, six community correction facilities and five alternative sentencing programs located in California, New Mexico, Texas and Kansas.  The transaction will add 986 corrections beds, as well as alternatives to incarceration services.

Facility Closures

During the three months ended March 31, 2005, based on internal analysis of factors including risk adjusted return on capital employed, cash flow, operational intensity and personnel requirements, we elected to close certain facilities and programs.  These included Residential School and Maple Creek Home facilities, as well as certain mental health WRAP programs in Pennsylvania.  For the three months ended March 31, 2005, these discontinued operations generated a net loss of $0.8 million compared to net income of $0.1 million for the same quarter of 2004.  The discontinued operations generated revenues of approximately $0.9 million and $2.9 million for the three months ended March 31, 2005 and 2004, respectively.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment,” that requires companies to expense the value of employee stock options and other types of equity-based compensation based on the fair value of the options at the award’s grant date based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. When measuring fair value, companies can choose an option-pricing model (e.g., Black-Sholes or binominal models) that approximately reflects their specific circumstances and the economics of their transactions. Companies will recognize compensation cost per share based payment awards as they vest, including the related tax effects.  The effective date of SFAS No. 123R, as amended, applies to annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share based payment awards at the company’s adoption date.  In April 2005, the Securities and Exchange Commission adopted a rule that amends the adoption date of SFAS No. 123R to January 1, 2006.  We are currently evaluating the alternative transition methods permitted by SFAS No. 123R.

Under SFAS No. 123R, compensatory employee stock purchase plans (ESPP) are required to recognize compensation cost over the requisite service period for grants made under the ESPP.  The criteria that an ESPP must meet to be considered non-compensatory are more restrictive under SFAS No. 123R than they are under APB No. 25.  We are currently evaluating the impact on our ESPP by SFAS No. 123R.

Results of Operations

The following table sets forth for the periods indicated the percentages of revenues represented by certain items in the Company’s historical consolidated statements of operations.

	Three Months Ended March 31,
	2005	2004

Total revenues	100.0%	100.0%
Operating expenses	75.6	78.0
Pre-opening and start-up expenses	6.3	2.5
Depreciation and amortization	5.1	4.7
General and administrative expenses	8.5	6.3
Income from operations	4.5	8.5
Interest expense, net	7.7	7.0
Income (loss) before provision for income taxes and Discontinued operations	(3.2)	1.5
Provision (benefit) for income taxes	(1.2)	0.6
Income (loss) before discontinued operations	(2.0)	0.9
Discontinued operations, net of taxes	(1.1)	0.2
Net income (loss)	(3.1)%	1.1%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Certain comparisons of revenue, expenses and average contract occupancy contained herein have been made excluding the effect of pre-opening and start-up expenses and revenues.  Disclosures excluding the effect of pre-opening and start-up expenses and revenues represent measures calculated in a manner that is not consistent with U.S. generally accepted accounting principles (GAAP).  We believe exclusion of the non-recurring effect of pre-opening and start-up expenses and revenues increases the reader’s understanding of our operating trends.

Revenues.  Revenues increased approximately $8.3 million, or 12.5%, to $74.7 million for the three months ended March 31, 2005 from approximately $66.4 million for the three months ended March 31, 2004.

Adult Secure. Adult secure institutional services division revenues increased approximately $5.1 million, or 19.7%, to $30.9 million for the three months ended March 31, 2005 from approximately $25.8 million for the three months ended March 31, 2004 due to (1) per diem rate increases and increased occupancy at the Big Spring Correctional Center which increased revenue approximately $1.4 million, (2) the opening of the two unit Regional Correctional Center in July and December 2004 which contributed revenue of approximately $1.5 million, (3) the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004 which contributed revenue of approximately $2.6 million and (4) a rate increase at the D. Ray James Prison which increased 2005 revenues by approximately $0.2 million.  The increase in revenue due to the above was offset, in part, by a decrease in revenue of approximately $0.8 million due to the non-renewal of the Valencia County Detention Center contract as of December 31, 2004.

Our adult secure institutional services division revenues are generated primarily from contracts with federal and state agencies. At March 31, 2005, we operated eight adult secure institutional facilities with an aggregate service capacity of 7,782.

Average contract occupancy was 92.6% for the three months ended March 31, 2005 compared to 101.0% for the three months ended March 31, 2004.  The decline in the average contract occupancy percentage in 2005 is due to the two unit Regional Correctional Center, which opened in June and December 2004 and did not operate at full capacity during the three months ended March 31, 2005.  Excluding the actual occupancy and contract capacity for the start-up activities of the Regional Correctional Center in 2005, the average contract occupancy was 102.9% for the three months ended March 31, 2005.  The average per diem rate was approximately $48.47 and $48.02 for the three months ended March 31, 2005 and 2004, respectively.  Revenues attributable to start-up operations for the three months ended March 31, 2005 were approximately $1.5 million and were attributable solely to the Regional Correctional Center.  There were no revenues attributable to start-up operations for the three months ended March 31, 2004.

Juvenile. Juvenile justice, educational and treatment services division revenues increased approximately $2.8 million, or 9.9%, to $31.0 million for the three months ended March 31, 2005 from $28.2 million for the three months ended March 31, 2004 due primarily to (1) the opening of the Southern Peaks Regional Treatment Center in August 2004 which contributed revenue of approximately $1.5 million, (2) the commencement of our management contract for the Lebanon Alternative Education Program in September 2004 which contributed revenue of approximately $0.4 million and (3) the commencement of our management contract for the Philadelphia Alternative Education Program in August 2004 which contributed revenue of approximately $0.5 million.

At March 31, 2005, we operated 21 residential juvenile facilities and 12 non-residential community-based programs with an aggregate service capacity of 4,317.  Our contracts for these facilities and programs are generally with state and local government agencies and generally renew annually.

Average contract occupancy for the three months ended March 31, 2005 was 88.7% compared to 92.2% for the three months ended March 31, 2004.  Excluding the actual occupancy and contracted capacity for the start-up operations of the Southern Peaks Regional Treatment Center in 2005 and the actual occupancy and contracted capacity for the Jos-Arz Residential Treatment Center in 2004, average contract occupancy was 90.5% and 95.3% for the three months ended March 31, 2005 and 2004, respectively.

The average per diem rate for our residential juvenile facilities was approximately $171.82 for the three months ended March 31, 2005 compared to $160.27 for the three months ended March 31, 2004. The increase in the average per diem rate is due to the opening of the Southern Peaks Regional Treatment Center in August 2004.  Our average fee-for-service rate for our non-residential juvenile community-based facilities and programs was approximately $29.65 for the three months ended March 31, 2005 compared to approximately $25.57 for the three months ended March 31, 2004.  The increase in the average fee-for-service rate in 2005 as compared to 2004 is due to changes in the mix of services provided by our various non-residential community-based juvenile programs.

Revenues attributable to start-up operations for the three months ended March 31, 2005 were approximately $1.5 million and were attributable to the start-up operations of the Southern Peaks Regional Treatment Center.  Revenues attributable to start-up operations were approximately $0.6 million for the three months ended March 31, 2004 and were attributable solely to the operations of the Jos-Arz Residential Treatment Center.

Adult Community-Based. Adult community-based corrections and treatment services division revenues increased approximately $0.5 million, or 4.0%, to $12.9 million for the three months ended March 31, 2005 from $12.4 million for the three months ended March 31, 2004 due primarily to the opening of the Las Vegas Center in December 2004.

At March 31, 2005, we operated 15 residential adult community-based facilities and six non-residential community-based programs with an aggregate service capacity of 3,897.  Average contract occupancy for the three months ended March 31, 2005 was 99.5% compared to 108.2% for the three months ended March 31, 2004. The average per diem rate for our residential adult community-based facilities was $62.39 for the three months ended March 31, 2005 compared to $61.27 for the three months ended March 31, 2004.  The average fee-for-service rate for our non-residential adult community-based programs was $8.79 for the three months ended March 31, 2005 compared to $8.29 for the three months ended March 31, 2004.  There were no revenues attributable to start-up operations for the three months ended March 31, 2005 and 2004.

Operating Expenses.  Operating expenses increased approximately $4.6 million, or 8.9%, to $56.4 million for the three months ended March 31, 2005 from $51.8 million for the three months ended March 31, 2004.

Adult Secure. Adult secure institutional services division operating expenses increased approximately $1.6 million, or 8.6%, to $20.3 million for the three months ended March 31, 2005 from $18.7 million for the three months ended March 31, 2004.  The increase in operating expenses is primarily due to (1) an increase in operating expenses of approximately $1.2 million at the Big Spring Correctional Center principally due to increased occupancy and (2) an increase in operating expenses of approximately $1.9 million due to acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004.  The increase in operating expenses due to the above was offset, in part, by a decrease in operating expenses of $0.7 million due to the non-renewal of the Valencia County Detention Center contract as of December 31, 2004.

As a percentage of segment revenues, adult secure institutional services division operating expenses were 65.7% for the three months ended March 31, 2005 compared to 72.5% for the three months ended March 31, 2004. Excluding $1.5 million of revenue attributable to the start-up operations of the Regional Correctional Center in 2005, adult secure institutional services division operating expenses were 69.1%. The 2005 operating margin was favorably impacted by lower legal costs in the three months ended March 31, 2005 offset, in part, by an increase in employee insurance costs.

Juvenile. Juvenile justice, educational and treatment services division operating expenses increased approximately $2.8 million, or 12.0%, to $26.1 million for the three months ended March 31, 2005 from $23.3 million for the three months ended March 31, 2004 due to (1) an increase in operating expenses of $1.8 million for the Jos-Arz Residential Treatment Center as such costs were included in start-up expenses in the three months ended March 31, 2004, (2) an increase of approximately $0.4 million due to the commencement of our management contract for the Philadelphia Alternative Education Program in August 2004, (3) an increase of approximately $0.3 million due to the commencement of our management contract for the Lebanon Alternative Education Program in September 2004 and (4) a restructuring charge of approximately $1.0 million in three months ended March 31, 2005 for personnel costs associated with management streamlining initiatives.  The increase in operating expense due to the above, was offset, in part, by a decrease in operating expenses of $0.6 million due to the termination of the Santa Fe County Youth Development Program in January 2004.

As a percentage of segment revenues, juvenile services division operating expenses were 84.2% for the three months ended March 31, 2005 compared to 82.8% for the three months ended March 31, 2004. Excluding $1.5 million of revenue attributable to the start-up operations of the Southern Peaks Regional Treatment Center in 2005 and $0.5 million of revenue attributable to the start-up operations of the Jos-Arz Residential Treatment Center in 2004, juvenile services division operating expenses were 88.5% and 84.6% for the three months ended March 31, 2005 and 2004, respectively.  The decline in the 2005 operating margin is due to increased employee insurance costs and an increase in the provisions for bad debt in the three months ended March 31, 2005 as compared to the same period of 2004, as well as the restructuring charge of $1.0 million in the three months ended March 31, 2005.

Adult Community-Based. Adult community-based corrections and treatment services division operating expenses increased approximately $0.3 million, or 3.1%, to $10.1 million for the three months ended March 31, 2005 from

$9.8 million for the three months ended March 31, 2004 due primarily to the opening of the Las Vegas Center in December 2004. As a percentage of segment revenues, adult community-based corrections and treatment services division operating expenses were 78.4% for the three months ended March 31, 2005 compared to 78.6% for the three months ended March 31, 2004.

Pre-opening and start-up expenses. Pre-opening and start-up expenses for the three months ended March 31, 2005 were approximately $4.7 million and were primarily attributable to the pre-opening and start-up operations of the Regional Correctional Center and the Southern Peaks Regional Treatment Center.  Pre-opening and start-up expenses for the three months ended March 31, 2004 were approximately $1.6 million and were attributable to the pre-opening and start-up activities of the Jos-Arz Residential Treatment Center, the Southern Peaks Regional Treatment Center and the Regional Correctional Center.  These expenses consisted primarily of personnel and related expenses, facility rent, professional and recruiting expenses.

Depreciation and Amortization.  Depreciation and amortization was approximately $3.8 million for the three months ended March 31, 2005 compared to approximately $3.1 million for the three months ended March 31, 2004.  Depreciation and amortization of property and equipment increased approximately $0.5 million due primarily to the depreciation of the Southern Peaks Regional Treatment Center and the Regional Correctional Center buildings which were not in operation in the three months ended March 31, 2004. Amortization of intangibles was approximately $0.4 million and $0.3 million for the three months ended March 31, 2005 and 2004, respectively.  The increase in amortization of intangibles for the three months ended March 31, 2005 is due primarily to amortization of the June 2004 purchased contract value for the Walnut Grove Youth Correctional Facility management contract.

General and Administrative Expenses.  General and administrative expenses increased approximately $2.1 million, or 50.0%, to $6.3 million for the three months ended March 31, 2005 from approximately $4.2 million for the three months ended March 31, 2004. This was due primarily to a restructuring charge of approximately $1.1 million for the three months ended March 31, 2005 for personnel costs associated with management streamlining initiatives.  In addition, professional fees, principally associated with certain accounting services (including Sarbanes-Oxley compliance), executive recruitment services, and business development increased by approximately $0.8 million.

Interest.  Interest expense, net of interest income, increased to approximately $5.7 million for the three months ended March 31, 2005 from approximately $4.6 million for the three months ended March 31, 2004.  Interest expense increased approximately $1.3 million due to interest on the Senior Notes of approximately $2.5 million (net of swap interest income of $0.5 million) offset by a decrease in expense of approximately $0.7 million due to the pay-off of the Synthetic Lease Investor Notes A and B in June 2004.  Capitalized interest for the three months ended March 31, 2005 and 2004 was approximately $0.5 million and $0.2 million, respectively, and is attributable to capitalized interest on development and construction costs of the Moshannon Valley Correctional Center.  Additionally, interest income increased approximately $0.2 million in the three months ended March 31, 2005 as compared to the same period of 2004 due to higher fund balances and higher interest rates in the 2005 period.

Income Taxes.  For the three months ended March 31, 2005, we recognized an income tax benefit on our loss from continuing operations at an estimated effective rate of 38.0%. Additionally, we recognized an income tax benefit on the loss from discontinued operations at an estimated effective rate of 35.1%.  For the three months ended March 31, 2004, we recognized a provision for income taxes 41.0% on both income operations and income discontinued operations. The change in our estimated effective tax rate in 2005 is related to a reduction in operating income across certain of our business segments and the impact of certain non-deductible expenses such as lobbying.

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

Cash Flows From Operating Activities.  Cash flows provided by operations was approximately $6.3 million for the three months ended March 31, 2005 compared to cash used in operations of approximately $5.7 million for the three months ended March 31, 2004.  The increase was primarily due to a decrease in accounts receivable due to increased collections and a decrease in accounts payable due to the timing of payments within the quarter ended March 31, 2005.

Cash Flows From Investing Activities.  Cash flows provided by investing activities was approximately $5.6 million for the three months ended March 31, 2005 due primarily to net sales of investment securities of $10.1 million offset by capital expenditures of $5.4 million.  Additionally, there were withdrawals from the restricted debt payment account, net of deposits, of $0.8 million.  Capital expenditures for the three months ended March 31, 2005 were primarily attributable to construction of the Moshannon Valley Correctional Center.  Cash used in investing activities was approximately $6.9 million for the three months ended March 31, 2004 due primarily to capital expenditures of $8.2 million for the purchase of the Las Vegas Center and Central California Treatment Center buildings, development and construction of the Southern Peaks Regional Treatment Center, renovation of the Regional Correctional Center in New Mexico and construction of the Moshannon Valley Correctional Center and various other facility improvements and/or expansions and information technology and software development costs.  This use of cash was offset, in part, by withdrawals from the restricted debt payment account, net of deposits, of approximately $1.0 million.

Cash Flows From Financing Activities.   Cash provided by financing activities was $1.4 million for the three months ended March 31, 2005 and is attributable primarily to proceeds from the exercise of stock options.  Cash provided by financing activities was approximately $12.6 million for the three months ended March 31, 2004 due primarily to net borrowings under the Company’s revolving line of credit of $12.0 million and proceeds from the exercise of stock options of $0.8 million.

Treasury Stock/Repurchases.  We did not purchase any of our common shares in the three months ended March 31, 2005. We repurchased in the open market 10,000 shares of our common stock for approximately $0.1 million in the three months ended March 31, 2004.

Long-Term Credit Facilities. The 2004 Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit, and is reduced by outstanding letters of credit.  The available commitment under the 2004 Credit Facility was approximately $51.4 million at March 31, 2005.  We had no outstanding borrowings on the 2004 Credit Facility at March 31, 2005, but we had outstanding letters of credit of approximately $8.6 million.  Subject to certain requirements, we have the right to increase the aggregate commitments under the 2004 Credit Facility up to an aggregate amount of $100.0 million.  The 2004 Credit Facility matures in June 2008 and bears interest, at our election, depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.75% to 2.00%, or a rate which ranges from 2.25% to 3.50% above the applicable LIBOR rate. The 2004 Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries.  The 2004 Credit Facility is not secured by the assets of MCF.  The 2004 Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants.

MCF is obligated for the outstanding balance of its 8.47% Taxable Revenue Bonds, Series 2001.  The bonds bear interest at a rate of 8.47% per annum and are payable in semi-annual installments of interest and annual installments of principal.  All unpaid principal and accrued interest on the bonds is due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents.  The bonds are limited, nonrecourse obligations of MCF and secured by the property and equipment, bond reserves, assignment of subleases and substantially all assets related to the facilities included in the 2001 Sale and Leaseback Transaction.  The bonds are not guaranteed by us.

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

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate.  The terms of the interest rate swap contract and the underlying debt instrument are identical.  We have designated the swap agreement as a fair value hedge.  The swap has a notional amount of $84.0 million and matures in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, we pay on a semi-annual basis (each January 1 and July 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receive a fixed-rate interest of 10.75%.  For the three months ended March 31, 2005, we recorded interest savings related to this interest rate swap of approximately $0.5 million, which is reflected as a reduction to interest expense in the accompanying financial statements.  The swap agreements are marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes.  At March 31, 2005 and December 31, 2004 the fair value of this derivative instrument was approximately $0.5 million and $3.2 million, respectively, and is included in other assets.  The carrying value of the Senior Notes as of these dates was increased by the same amount.  Because the swap agreement is considered an effective fair-value hedge, there will be no effect on our results of operations from the mark-to-market adjustment as long as the swap is in effect.

Contractual Uncertainties Related to Certain Facilities.

Regional Correctional Center.  In January 2003, we executed a five-year lease for the Regional Correctional Center in Albuquerque, New Mexico. This 970 bed facility consists of two units, the 528 South Tower and the 442 bed North Tower. We renovated the South Tower and opened the unit in July 2004.  We renovated the North Tower and opened the unit in December 2004.  As of March 31, 2005, we had invested approximately $9.7 million on renovations and furniture and equipment for both the Towers.  For the three months ended March 31, 2005, we incurred pre-opening and start-up expenses of approximately $2.8 million and recognized revenue of approximately $1.5 million related to this facility.  We currently anticipate that the facility will reach substantial capacity during the second half of 2005.  However, there can be no assurance that we will develop enough volume at the facility to assure its profitability.  The lease for the facility requires monthly rental payments of approximately $113,000 for the first two years and $130,000 for the last three years of the lease.

New Morgan Academy.  We closed the New Morgan Academy in the fourth quarter of 2002 and are currently considering several options ranging from the utilization of the facility for another type of program or the sale or lease of the facility.  As of March 31, 2005, we are focusing our efforts on both the potential insertion of a program as well as the possible sale or lease of the facility to certain governmental agencies in Pennsylvania, as well as private enterprises.  We are maintaining a small staff to secure and maintain the facility.  We have recognized pre-tax costs of $0.9 million and $0.8 million in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2005 and 2004, respectively, for related holding costs (depreciation, interest, property, taxes and other maintenance costs).

The developing inability during late 2004 of various governmental agencies with whom we had been in negotiations to obtain the level of funding to contract with us for the use of the New Morgan Academy indicated an expectation of continuing losses associated with this facility.  As a result, we recorded an impairment charge of $9.3 million, pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 144, in the year ended December 31, 2004.  As of March 31, 2005, we believe that, pursuant to the provisions of SFAS No. 144, no additional impairment allowance is necessary.  The carrying value of the property and equipment for the New Morgan Academy, after the impairment charge, was approximately $20.2 million and $20.4 million at March 31, 2005 and December 31, 2004, respectively.

Central California Treatment Center.  In January 2004, we purchased a building in Los Angeles, California for approximately $2.5 million.  Upon the successful award of a contract to utilize this facility, we anticipate incurring renovation costs of approximately $2.0 million.  This new facility could provide service to 220 inmates in a work-furlough type program.  Although we do not currently have a contract for this facility it has been submitted for consideration in several recent proposals.  We believed that due to the growth of the inmate population, severe budget crisis and recent legal settlements requiring additional community services, this facility will fill a small part of the overall demand in California.  The potential uses for the facility range from a “halfway back” program to a comprehensive drug and alcohol treatment program.

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

Contractual Obligations and Commercial Commitments.  We have assumed various financial obligations and commitments in the ordinary course of conducting our business.  We have contractual obligations requiring future cash payments under our existing contractual arrangements, such as management, consultative and non-competition agreements.

We maintain operating leases in the ordinary course of our business activities.  These leases include those for operating facilities, office space and office and operating equipment, and the terms of the agreements vary from 2005 until 2075.  As of March 31, 2005, the Company’s total commitment under these operating leases was approximately $29.6 million.

The following table details the Company’s known future cash payments (on an undiscounted basis) related to various contractual obligations as of March 31, 2005 (in thousands):

	Payments Due by Period
	Total	2005	2006 - 2007	2008 - 2009	Thereafter

Contractual Obligations:
Long-term debt - principal
- Cornell Companies, Inc.	$112,000	$—	$—	$—	$112,000
- Special Purpose Entities	174,700	9,000	20,200	23,800	121,700
Long-term debt - interest (1)
- Cornell Companies, Inc.	77,307	8,020	21,316	21,337	26,634
- Special Purpose Entities	102,907	7,399	27,248	23,682	44,578
Construction commitments	49,700	47,000	2,700	—	—
Capital lease obligations
- Cornell Companies, Inc.	2	1	1	—	—
Operating leases	29,558	5,602	8,760	3,328	11,868
Consultative and non-competition agreements	944	635	309	—	—
Total contractual cash obligations	$547,118	$77,657	$80,534	$72,147	$316,780

(1) We have an interest rate swap agreement under which we receive a fixed interest rate and pay a floating interest rate.  The future cash payments on the Cornell Companies, Inc. long-term debt – interest assume an effective rate of 8.98% on the related interest rate swap contract.

We enter into letters of credit in the ordinary course of operating and financing activities.  As of March 31, 2005, we had outstanding letters of credit of approximately $8.6 million related to insurance and other operating activities.  The following table details our letter of credit commitments as of March 31, 2005 (in thousands):

	Total	Amount of Commitment Expiration Per Period
	Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Commercial Commitments: Standby letters of credit	$8,628	$8,628	$—	$––	$––

ITEM 3.                 Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to market risk, primarily from changes in interest rates.  We continually monitor exposure to market risk and develop appropriate strategies to manage this risk.  We are not exposed to any other significant market risks, including commodity price risk, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments.  In connection with the issuance of the Senior Notes, we entered into an interest rate swap of $84.0 million related to the interest obligations under the Senior Notes in effect converting them to a floating rate based on six-month LIBOR.

Interest Rate Exposure

Our exposure to changes in interest rates primarily results from our long-term debt with both fixed and floating interest rates.  The debt on our consolidated financial statements with fixed interest rates consists of the 8.47% Bonds issued by MCF in August 2001 in connection with the 2001 Sale and Leaseback Transaction and approximately $28.0 million of the Senior Notes (not hedged by the interest rate swap).  At March 31, 2005, approximately 29.4% ($84.0 million of debt outstanding on the Senior notes issued in June 2004) of our consolidated long-term debt was subject to variable interest rates.  The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $0.2 million for the three months ended March 31, 2005.  At March 31, 2005, the fair value of our consolidated fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

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

In connection with the evaluation described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) during our fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

Southern Peaks Regional Treatment Center

On January 5, 2004, we initiated legal proceedings in the lawsuit styled Cornell Corrections of California, Inc. v. Longboat Global Advisors, LLC, et al., No.2004 CV79761 in the Superior Court of Fulton County, Georgia under theories of fraud, conversion, breach of contract and other theories to determine the location of and to recover funds previously deposited by us into what we believed to be an escrow account in connection with the development and construction of the Southern Peaks Regional Treatment Center. Of the funds previously deposited, approximately $5.3 million remains to be recovered at March 31, 2005. In December 2004, the case was tried before a jury and the jury verdict awarded approximately $6.5 million in compensatory damages and approximately $1.4 million in punitive damages, plus attorneys' fees. We expect that the actual damages awarded under the verdict will be adjusted downward to the $5.4 million actually lost by us and that the punitive damages award may be adjusted downward because of a Georgia statute regarding caps on punitive damages awards. No judgment has yet been entered on this verdict. The award for compensatory damages accrues pre-judgment interest at a rate of 7 percent from the date of loss through the date of judgment. Following the jury verdicts, we collected approximately $0.4 million in January 2005 in funds which had been previously frozen under a temporary restraining order issued at the time that we commenced this litigation. Currently, certain of the defendants have filed motions to move for a new trial. No judgment will be entered on the verdict until after these motions for a new trial have been heard and ruled on by the court. Due to the continued uncertainty surrounding the ultimate recovery of the funds previously deposited, we will continue to maintain our existing reserve of approximately $5.0 million in an allowance for doubtful accounts.

Shareholder Lawsuits

In March and April 2002, the company, Steven W. Logan (our former President and Chief Executive Officer), and John L. Hendrix (our former Chief Financial Officer), were named as defendants in four federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division.  The aforementioned lawsuits were putative class action lawsuits brought on behalf of all purchasers of our common stock between March 6, 2001 and March 5, 2002 and relate to our restatement in 2002 of certain financial statements.  The lawsuits involved disclosures made concerning two prior transactions executed by us: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction.  These four lawsuits were consolidated into the Graydon Williams action and Flyline Partners, LP was appointed lead plaintiff.  As a result, a consolidated complaint was filed by Flyline Partners, LP.  Richard Picard and Anthony Scolaro were also named as plaintiffs.  Since then, the court allowed plaintiffs to file an amended consolidated complaint. The amended consolidated complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933 (the “Securities Act”) and/or Section 15 of the Securities Act.  The amended consolidated complaint seeks, among other things, restitution damages, compensatory damages, rescission or a rescissory measure of damages, costs, expenses, attorneys’ fees and expert fees.  The Company filed a motion to dismiss the lawsuit.  In an order entered April 1, 2005, the court granted the motion to dismiss with respect to the plaintiffs' securities fraud claims pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5.  The court denied the motion to dismiss as to the remaining claims covering the Company's secondary offering in 2001.  Subject to court approval and documentation, the parties have agreed to settle this matter.  Under the proposed agreement, the Company has not admitted any wrongdoing.  Settlement in the amount of $7 million will be funded through the Company's Directors' and Officers' liability insurance.  The Company has not reached settlement in the pending derivative litigation discussed below.

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

In May and September 2002, the company and our directors were sued in three other derivative lawsuits styled as follows: (1) Juan Guitierrez, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1812, in the United Stated District Court for the Southern District of Texas, Houston Division; (2) Thomas Pagano, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1896, in the United Stated District Court for the Southern District of Texas, Houston Division; and (3) Jesse Menning, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. 2002-28924, in the 164th Judicial District Court of Harris County, Texas.  These lawsuits relate to our restatement in 2002 of certain financial statements.  These lawsuits all allege breaches of fiduciary duty and waste of corporate assets by all of the defendants.  A motion to dismiss the Guitierrez and Pagano lawsuits was filed.  The court dismissed the Pagano action as duplicative of the Guitierrez action.  The motion to dismiss the Guitierrez action is still pending.  The Menning action has been dismissed, but with an agreement that the plaintiff’s claims as to Cornell are tolled until 30 days following the final resolution of the Guitierrez case, including any appeals.

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

In view of the risks and uncertainties involved in implementing the plan, including the need to achieve significant policy buybacks, commutation of reinsurance agreements, and further agreements with regulators, no assurance can be given that the plan will be successfully implemented by Kemper.  In the year ended December 31, 2004, we recorded a charge of $0.6 million, and have estimated our range of additional exposure to $0.5 million with respect to outstanding claims incurred during this policy period with Kemper which would become our obligation to resolve if not settled through Kemper.

As of March 31, 2005, Kemper has continued to implement its run-off plan.  We believe that the uncertainty surrounding Kemper remains, and while no additional allowance is considered necessary at March 31, 2005, the existing reserve of $0.6 million will be maintained.  We continue to believe our estimated range of exposure to be approximately $0.5 million for those outstanding claims which would become our obligation to resolve if not settled through Kemper.

While the outcome of such matters cannot be predicated with certainty, based on the information known to date, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, operating results or cash flow.

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.

Submission of Matters to a Vote of Security Holders

None

ITEM 5.

Other Information

None

ITEM 6.	Exhibits

2.1

Amendment to Agreement and Plan of Merger, dated March 16, 2005, among Cornell Companies, Inc., Correctional Systems, Inc., Cornell Acquisition Corp. and Infrastructure and Environmental Private Equity Fund III, L.P. (1)

10.1a	Employment Agreement, dated as of March 14, 2005, between Cornell Companies, Inc. and James E. Hyman. (2)
10.2a	Restricted Stock Agreement, dated as of March 14, 2005, between Cornell Companies, Inc. and James E. Hyman. (2)
10.3a	Employment/Separation Agreement, dated as of March 15, 2005, between Cornell Companies, Inc. and John R. Nieser. (2)
10.4a	Summary description of oral agreement, dated as of March 9, 2005, between Cornell Companies, Inc. and Harry J. Phillips, Jr. (2)
10.5a	Release of Claims, Covenant not to Sue, and Older Workers Act Waiver, dated as of March 21, 2005, between Cornell Companies, Inc. and Thomas R. Jenkins. (3)
10.6a	Release of Claims, Covenant not to Sue, and Older Workers Act Waiver, dated as of March 21, 2005, between Cornell Companies, Inc. and Paul B. Doucette. (3)
11.1	Computation of Per Share Earnings
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

(a)	Management compensatory plan or contract.
(1)	Current Report on Form 8-K of the Company filed April 5, 2005.
(2)	Current Report on Form 8-K of the Company filed March 15, 2005.
(3)	Current Report on Form 8-K of the Company filed March 24, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNELL COMPANIES, INC.

Date: May 10, 2004	By:	/s/ James E. Hyman
JAMES E. HYMAN
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: May 10, 2004	By:	/s/ John R. Nieser
JOHN R. NIESER
Chief Financial Officer and Treasurer
(Principal Financial Officer)