Form 10-Q
period 2005-06-30
CORNELL COMPANIES INC
filed 2005-08-09
CIK 1016152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Yes  ☒   No ☐

At July 31, 2005 Registrant had outstanding 13,626,821 shares of its Common Stock.

PART I          FINANCIAL INFORMATION

ITEM 1.          Financial Statements

CORNELL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,947	$9,895
Investment securities available for sale	39,450	51,740
Accounts receivable - trade (net of allowance for doubtful accounts of $2,306 and $3,544, respectively)	51,245	60,174
Other receivables (net of allowance for doubtful accounts of $5,040)	3,214	4,691
Debt service fund and other restricted assets	25,390	19,713
Deferred tax assets	10,246	8,520
Prepaid expenses and other	9,103	9,106
Total current assets	151,595	163,839
PROPERTY AND EQUIPMENT, net	292,190	282,255
OTHER ASSETS:
Debt service reserve fund	23,800	23,801
Goodwill, net	10,588	7,721
Intangible assets, net	10,136	7,026
Deferred costs and other	22,938	22,989
Total assets	$511,247	$507,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$53,044	$47,237
Current portion of long-term debt	9,001	9,005
Total current liabilities	62,045	56,242
LONG-TERM DEBT, net of current portion	279,752	279,528
DEFERRED TAX LIABILITIES	7,534	8,088
OTHER LONG-TERM LIABILITIES	2,294	2,461
Total liabilities	351,625	346,319
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 30,000,000 shares authorized, 15,078,939 and 14,845,107 shares issued and 13,605,265 and 13,297,524 shares outstanding, respectively	15	15
Additional paid-in capital	147,871	145,825
Retained earnings	24,201	26,785
Treasury stock (1,547,583 shares of common stock, at cost)	(12,573)	(12,573)
Deferred compensation	(1,048)	(432)
Accumulated other comprehensive income	1,156	1,692
Total stockholders’ equity	159,622	161,312
Total liabilities and stockholders’ equity	$511,247	$507,631

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

REVENUES	$78,502	$66,377	$152,142	$131,952
OPERATING EXPENSES	59,508	51,280	114,039	102,953
PRE-OPENING AND START-UP EXPENSES	2,152	990	6,846	1,268
DEPRECIATION AND AMORTIZATION	3,816	3,093	7,545	6,169
GENERAL AND ADMINISTRATIVE EXPENSES	4,899	5,605	11,237	9,765

INCOME FROM OPERATIONS	8,127	5,409	12,475	11,797
INTEREST EXPENSE	6,244	4,663	12,584	9,681
INTEREST INCOME	(664)	(447)	(1,260)	(817)
LOSS ON EXTINGUISHMENT OF DEBT	—	2,357	—	2,357

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	2,547	(1,164)	1,151	576
PROVISION (BENEFIT) FOR INCOME TAXES	1,176	(477)	620	236

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,371	(687)	531	340

DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF $904 AND $1,677 IN 2005 AND $286 AND $509 IN 2004	(1,682)	(412)	(3,115)	(733)

NET LOSS	$(311)	$(1,099)	$(2,584)	$(393)

EARNINGS (LOSS) PER SHARE:
BASIC
Income (loss) from continuing operations	$.10	$(.05)	$.04	$.03
Loss from discontinued operations, net of tax	(.12)	(.03)	(.23)	(.06)
Net loss	$(.02)	$(.08)	$(.19)	$(.03)

DILUTED
Income (loss) from continuing operations	$.10	$(.05)	$.04	$.03
Loss from discontinued operations, net of tax	(.12)	(.03)	(.23)	(.06)
Net loss	$(.02)	$(.08)	$(.19)	$(.03)

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	13,474	13,146	13,451	13,114
DILUTED	13,600	13,146	13,686	13,330

COMPREHENSIVE INCOME (LOSS):
Net loss	$(311)	$(1,099)	$(2,584)	$(393)
Unrealized gain (loss) on derivative instruments, net of tax (benefit) provision of $239 and $53 in 2005 and $754 and $435 in 2004	344	(1,085)	77	(627)
Comprehensive income (loss)	$33	$(2,184)	$2,507	$(1,020)

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,584)	$(393)
Adjustments to reconcile net loss to net cash provided by operating activities - Loss on extinguishment of debt	—	2,357
Depreciation	6,722	5,799
Amortization of intangibles and other assets	973	539
Amortization of deferred compensation	(401)	127
Amortization of deferred financing costs	886	578
Amortization of Senior Notes discount	92	—
Provision for bad debts	1,958	343
Gain on sale of property and equipment	(7)	(10)
Deferred income taxes	(2,955)	296
Change in assets and liabilities:
Accounts receivable	8,205	1,265
Debt service fund and other restricted assets	119	(418)
Other assets	2,812	2,180
Accounts payable and accrued liabilities	4,817	(4,680)
Deferred revenues and other liabilities	(109)	(41)
Net cash provided by operating activities	20,528	7,942

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,552)	(20,559)
Purchases of investment securities	(665,845)	—
Sales of investment securities	678,135	—
Acquisition of a business	(9,064)	—
Receipt from restricted escrow arrangement	—	5,000
Purchase of facility management contract	—	(2,900)
Return of restricted assets from deferred bonus plan	—	86
Payments to restricted debt payment account, net	(5,795)	(5,523)
Proceeds from sale of fixed assets	—	163
Net cash used in investing activities	(17,121)	(23,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and line of credit	—	69,000
Payments on line of credit	—	(71,000)
Payments on acquired debt	(1,905)	—
Payments on synthetic lease	—	(52,495)
Proceeds from Senior Notes, net of discount	—	110,527
Payments for debt issuance and other financing costs	—	(5,033)
Payments on capital lease obligations	(170)	(6)
Proceeds from exercise of stock options	1,720	1,040
Purchases of treasury stock	—	(116)
Net cash (used in) provided by financing activities	(355)	51,917

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,052	36,126
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,895	40,171
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,947	$76,297

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in fair value of interest rate swap	$38	$—
Other comprehensive income (loss), net of tax	77	(627)
Common stock issued for board of directors fees	111	—

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Cornell Companies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Estimates were used in the preparation of these financial statements.  Actual results could differ from those estimates.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our 2004 Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission.

2.     Accounting Policies

See a description of our accounting policies in our 2004 Annual Report on Form 10-K, as amended.

Accounting For Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” we have elected to account for our stock-based compensation plans under the intrinsic value method established by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.”  In accordance with the provisions of APB No. 25, the fair value of fixed stock options granted to employees is not reflected in net income, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant.  The following table illustrates, in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS No. 123,” the effect on our net loss and loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, expect per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net loss, as reported	$(311)	$(1,099)	$(2,584)	$(393)
Add: total stock-based compensation recorded, net of tax	31	32	65	32
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(405)	(343)	(796)	(499)
Pro forma net loss	$(685)	$(1,410)	$(3,315)	$(860)
Loss per share:
Basic, as reported	$(.02)	$(.08)	$(.19)	$(.03)
Basic, pro forma	(.05)	(.11)	(.25)	(.07)
Diluted, as reported	(.02)	(.08)	(.19)	(.03)
Diluted, pro forma	(.05)	(.11)	(.25)	(.07)

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

Under SFAS No. 123R, compensatory employee stock purchase plans (ESPP) are required to recognize compensation cost over the requisite service period for grants made under the ESPP.  The criteria that an ESPP must meet to be considered non-compensatory are more restrictive under SFAS No. 123R than they were under APB No. 25.  We are currently evaluating the impact on our ESPP by SFAS No. 123R.

The FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 is effective, and will be adopted, for accounting changes made in fiscal years beginning after December 15, 2005 and is to be applied retrospectively.  SFAS No. 154 requires that retroactive application of a change in accounting principle be limited to the direct effects of the change.  Our adoption of SFAS No. 154 is not expected to have a material effect on our financial position or results of operations.

Reclassifications

Certain reclassifications have been made to the prior year financial statements contained herein to conform to current year presentation.

3.              Discontinued Operations and Management Restructuring

We classify as discontinued operations those components of our business that we hold for sale or disposition that have been disposed and cash flows that are clearly distinguishable operationally and for financial reporting purposes from the rest of our operations. For those components, we have no significant continuing involvement after disposal and their operations are eliminated from our ongoing operations.  During the three and six months ended June 30, 2005, we classified certain components as discontinued operations. This was the result of a management decision to initiate the shut down of operations at certain facilities in the first quarter of 2005.  These facilities and programs include the Residential School, the Maple Creek Home and our mental health wrap programs in Pennsylvania in the first quarter of 2005.  In the second quarter of 2005, we shut down the operations of the Northside Clinic and the Jos-Arz Academy.  Notifications have been made to the required contracting entities regarding the termination of the related programs.  At June 30, 2005, we had net property and equipment of approximately $0.7 million pertaining to these operations.   These discontinued operations generated revenues of approximately $0.7 million and $3.6 million for the three months ended June 30, 2005 and 2004, respectively, and revenues of approximately $2.6 million and $7.4 million for the six months ended June 30, 2005 and 2004, respectively.

During the first quarter of 2005, a review was performed of our management structure and, as a result, approximately 14 positions were eliminated.  In conjunction with this action, a charge of approximately $2.1 million was recorded in the first quarter of 2005.  Approximately $1.0 million of this charge was reflected in operating expenses and $1.1 million in general and administrative expenses.  The accrued liability pertaining to this charge was approximately $1.5 million at June 30, 2005.  There are no significant additional costs expected to be incurred in conjunction with this activity in future periods.

4.     Acquisition of Correctional Systems, Inc.

In April 2005, we completed our acquisition of Correctional Systems, Inc. (CSI), a San Diego-based provider of privatized jail, community corrections and alternative sentencing services.  The transaction was consumated in cash of approximately $ 9.1 million, net of cash acquired, all of which was paid April 1, 2005.  The acquisition included the operations of eight jails, six adult community-based correction facilities and five alternative sentencing programs located in California, New Mexico, Texas and Kansas.  The acquisition added approximately 986 corrections beds, as well as alternatives to incarceration services.  The results of operations for CSI subsequent to the date of acquisition are included in our consolidated financial statements.

We acquired substantially all of CSI’s assets and assumed all of their liabilities.  The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was allocated to goodwill.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands).  Our purchase price allocations are preliminary and have not been finalized as we are awaiting the completion by an outside appraiser of the valuations of certain property and equipment acquired.  We do not anticipate any significant differences between current book values and the fair values upon the completion of the asset valuations.  The initial purchase price allocations may be adjusted within one year of the purchase date for changes in the estimates of the fair values of assets acquired and liabilities assumed.

April 1,
2005

Receivables	$1,769
Deferred Tax Asset	49
Prepaid assets	256
Property and equipment	2,097
Contract value	4,121
Other assets	1,351
Goodwill	2,866
Assets acquired	12,509

Accounts payable and accrued liabilities	$1,076
Long-term debt	2,239
Other long-term liabilities	130
Liabilities assumed	3,445
Net assets acquired	$9,064

We believe that the CSI acquisition resulted in the recognition of goodwill because of its industry position, operational strength and potential to provide additional growth opportunities for us.

Our amortization period for acquired contracts is the greater of the acquired contract life or seven years.

On unaudited pro-forma basis, the effects of the CSI acquisition were not significant to our results of operations.

5.     Intangible Assets

Intangible assets at June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004

Non-compete agreements	$9,900	$9,840
Acquired contract value	6,428	2,405
Accumulated amortization	(6,192)	(5,219)
Identified intangibles, net	10,136	7,026
Goodwill, net	10,588	7,721
Total intangibles, net	$20,724	$14,747

Amortization expense for our non-compete agreements was approximately $0.3 million for the three months ended June 30, 2005 and 2004 and approximately $0.6 million and $0.5 million for the six months ended June 30, 2005 and 2004, respectively.  Amortization expense for our non-compete agreements is expected to be approximately $1.1 million for each of the next four years ended December 31 and approximately $0.7 million for the fifth year.

Amortization expense for our acquired contract value was approximately $0.3 million and $0.4 million for the three and six months ended June 30, 2005.  Amortization expense for our acquired contract value is expected to be approximately $1.1 million for each of the next four years ended December 31 and approximately $0.6 million for the fifth year.

6.                Credit Facilities

Our long-term debt at June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Debt of Cornell Companies, Inc.:
Senior Notes, unsecured, due July 2012 with an interest rate of 10.75%, net of discount	$110,711	$110,619
Fair-value adjustment of Senior Notes as a result of interest rate swap	3,170	3,208
Revolving Line of Credit due June 2008 with an interest rate of LIBOR plus 2.25% to 3.5% or prime plus 0.75% to 2.00% (the “2004 Credit Facility”)	—	—
Capital lease obligations	172	6
Subtotal	114,053	113,833

Debt of Special Purpose Entity:
8.47% Bonds due 2016	174,700	174,700

Total consolidated debt	288,753	288,533

Less: current maturities	(9,001)	(9,005)

Consolidated long-term debt	$279,752	$279,528

Long-Term Credit Facilities.  The 2004 Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit, and is reduced by outstanding letters of credit.  The available commitment under the 2004 Credit Facility was approximately $51.4 million at June 30, 2005.  We had no outstanding borrowings on the 2004 Credit Facility at June 30, 2005, but we had outstanding letters of credit of approximately $8.6 million.  Subject to certain requirements, we have the right to increase the aggregate commitments under the 2004 Credit Facility up to an aggregate amount of $100.0 million.  The 2004 Credit Facility matures in June 2008 and bears interest, at our election, depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.75% to 2.00%, or a rate which ranges from 2.25% to 3.50% above the applicable LIBOR rate. The 2004 Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries.  The 2004 Credit Facility is not secured by the assets of MCF.  The 2004 Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants.

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

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate.  The terms of the interest rate swap contract and the underlying debt instrument are identical.  We have designated the swap agreement as a fair value hedge.  The swap has a notional amount of $84.0 million and matures in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, we pay on a semi-annual basis (each January 1 and July 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receive a fixed-rate interest of 10.75%.  For the three and six months ended June 30, 2005, we recorded interest savings related to this interest rate swap of approximately $0.3 million and $0.8 million, respectively, which is reflected as a reduction to interest expense in the accompanying financial statements.  The swap agreements are marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes.  At June 30, 2005 and December 31, 2004, the fair value of this derivative instrument was approximately $3.2 million, and is included in other assets in our Consolidated Balance Sheets.  The carrying value of the Senior Notes as of these dates was increased by the same amount. Because the swap agreement is considered an effective fair-value hedge, there will be no effect on our results of operations from the mark-to-market adjustment as long as the swap is in effect.

7.     Projects Under Development, Construction or Renovation

Moshannon Valley Correctional Center

In March 2003, we reached an agreement with the Commonwealth of Pennsylvania that resolved all outstanding administrative issues relative to the contract awarded by the Bureau of Prisons (BOP) to operate the Moshannon Valley Correctional Center. In October 2004, we received the signed Finding of No Significant Impact for the facility.  Construction of the facility, which will house 1,300 male federal inmates, began immediately.  We have a three-year contract with the BOP to operate the facility and the BOP has the option to grant seven one-year extensions.  The facility is scheduled to begin operations in early 2006.

In September 2004, we resolved our claim with the BOP for the reimbursement of a portion of the expenses we incurred in connection with the issuance of the Stop-Work Order and the delay of the project (included among these expenses was approximately $1.4 million in accounts receivable for expenses incurred by us after the September 1999 issuance of the Stop-Work Order).  We settled the claim, as well as the claim for the reimbursement of costs related to the original construction efforts incurred beginning in 1999, with the BOP and were reimbursed approximately $7.0 million in September 2004.  The excess reimbursement of approximately $5.6 million over the $1.4 million in accounts receivable was credited against the carrying cost of the facility.

As of June 30, 2005, we had incurred (net of the BOP reimbursement) approximately $31.1 million for the design, construction and development costs and capitalized interest related to the Moshannon Valley Correctional Center facility.  We believe that our existing cash and credit facilities will provide adequate funding to complete the construction of the facility.

New Morgan Academy

We closed the New Morgan Academy in the fourth quarter of 2002 and are currently considering several options ranging from the utilization of the facility for another type of program or the sale or lease of the facility. As of June 30, 2005, we are principally focusing our efforts on the potential insertion of a program.  In addition, we are considering the possible sale or lease of the facility.  We are maintaining a small staff to secure and maintain the facility.  We have recognized pre-tax costs of approximately $0.9 million and $1.8 million in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2005 and pre-tax costs of $0.8 million and $1.6 million for the three and six months ended June 30, 2004, for related holding costs (depreciation, interest, property, taxes and other maintenance costs).

The developing inability during late 2004 of various governmental agencies with whom we had been in negotiations to obtain the level of funding to contract with us for the use of the New Morgan Academy indicated an expectation of continuing losses associated with this facility.  As a result, we recorded an impairment charge of $9.3 million, pursuant to the requirements of SFAS No. 144, at December 31, 2004.  As of June 30, 2005, we believe that, pursuant to the provisions of SFAS No. 144, no additional impairment allowance is necessary. The carrying value of the property and equipment for the New Morgan Academy, after the impairment charge, was approximately $20.1 million and $20.4 million at June 30, 2005 and December 31, 2004, respectively.

Central California Treatment Center

In January 2004, we purchased a building in Los Angeles, California for which our carrying value was approximately $2.7 million at June 30, 2005.  This new facility could provide service to 220 inmates in a work-furlough type program.  Although we do not currently have a contract for this facility, the facility has been submitted and is under consideration in several recent proposals.  We believe that due to the growth of the inmate population, severe budget crisis and recent legal settlements requiring additional community services, this facility will fill a small part of the overall demand in California.  The potential uses for the facility range from a “halfway back” program to a comprehensive drug and alcohol treatment program.

8.     Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution from common stock equivalents such as stock options and warrants.  For the three months ended June 30, 2005 and 2004, there were 317,546 shares ($12.63 average price) and 423,229 shares ($13.61 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.  For the six months ended June 30, 2005 and 2004 there were 203,207 shares ($16.83 average price) and 415,956 shares ($14.64 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

The following table summarizes the calculation of net earnings (loss) and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Income (loss) from continuing operations	$1,371	$(687)	$531	$340
Loss from discontinued operations, net of taxes	(1,682)	(412)	(3,115)	(733)
Net loss	$(311)	$(1,099)	$(2,584)	$(393)

Weighted average common shares outstanding	13,474	13,146	13,451	13,114
Weighted average common share equivalents outstanding	126	—	235	216

Weighted average common shares and common share equivalents outstanding	13,600	13,146	13,686	13,330

Basic earnings (loss) per share:
Income (loss) from continuing operations	$.10	$(.05)	$.04	$.03
Loss from discontinued operations, net of tax	(.12)	(.03)	(.23)	(.06)
Net loss	$(.02)	$(.08)	$(.19)	$(.03)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$.10	$(.05)	$.04	$.03
Loss from discontinued operations, net of tax	(.12)	(.03)	(.23)	(.06)
Net loss	$(.02)	$(.08)	$(.19)	$(.03)

9.     Commitments and Contingencies

Legal Proceedings

Southern Peaks Regional Treatment Center

On January 5, 2004, we initiated legal proceedings in the lawsuit styled Cornell Corrections of California, Inc. v. Longboat Global Advisors, LLC, et al., No.2004 CV79761 in the Superior Court of Fulton County, Georgia under theories of fraud, conversion, breach of contract and other theories to determine the location of and to recover funds previously deposited by us into what we believed to be an escrow account in connection with the development and construction of the Southern Peaks Regional Treatment Center.  Of the funds previously deposited, approximately $5.3 million remains to be recovered at June 30, 2005.  In December 2004, the case was tried before a jury and the jury verdict awarded approximately $6.5 million in compensatory damages and approximately $1.4 million in punitive damages, plus attorneys’ fees.  We expect that the actual damages awarded under the verdict will be adjusted downward to the $5.4 million actually lost by us and that the punitive damages award may be adjusted downward because of a Georgia statute regarding caps on punitive damages awards.  No judgement has yet been entered on this verdict.  The award for compensatory damages accrues pre-judgment interest at a rate of 7 percent from the date of loss through the date of judgment.  Following the jury verdicts, we collected approximately $0.4 million in January 2005 in funds which had been previously frozen under a temporary restraining order issued at the time that we commenced this litigation.  Currently, certain of the defendants have filed motions to move for a new trial. No judgment will be entered on the verdict until after these motions for a new trial have been heard and ruled on by the court.  Due to the continued uncertainty surrounding the ultimate recovery of the funds previously deposited, we will continue to maintain our existing reserve of approximately $5.0 million in an allowance for doubtful accounts.

Shareholder Lawsuits

In March and April 2002, the Company, Steven W. Logan (our former President and Chief Executive Officer), and John L. Hendrix (our former Chief Financial Officer), were named as defendants in four federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division.  The aforementioned lawsuits were putative class action lawsuits brought on behalf of all purchasers of our common stock between March 6, 2001 and March 5, 2002 and relate to our restatement in 2002 of certain financial statements.  The lawsuits involved disclosures made concerning two prior transactions executed by us: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction.  These four lawsuits were consolidated into the Graydon Williams action and Flyline Partners, LP was appointed lead plaintiff.  As a result, a consolidated complaint was filed by Flyline Partners, LP.  Richard Picard and Anthony Scolaro were also named as plaintiffs.  Since then, the court allowed plaintiffs to file an amended consolidated complaint. The amended consolidated complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933 (the “Securities Act”) and/or Section 15 of the Securities Act.  The amended consolidated complaint seeks, among other things, restitution damages, compensatory damages, rescission or a rescissory measure of damages, costs, expenses, attorneys’ fees and expert fees.  The Company filed a motion to dismiss the lawsuit.  In an order entered April 1, 2005, the court granted the motion to dismiss with respect to the plaintiffs’ securities fraud claims pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5.  The court denied the motion to dismiss as to the remaining claims covering the Company’s secondary offering in 2001.  Subject to court approval and documentation, the parties have agreed to settle this matter.  Under the proposed agreement, the Company has not admitted any wrongdoing.  Settlement in the amount of $7 million will be funded through the Company’s Directors’ and Officers’ liability insurance.  The Company has not reached settlement in the pending derivative litigation discussed below.

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

During the period of August 2000 through May 2003, our general liability and professional liability coverage was provided by Specialty Surplus Insurance Company, a Kemper Insurance Company (“Kemper”) group member.  In June 2004, the Illinois Department of Insurance gave Kemper permission to proceed with a run-off plan it had previously submitted.  The three-year plan is designed to help Kemper meet its goal of resolving, to the maximum extent possible, all valid policyholder claims.  In view of the risks and uncertainties involved in implementing the plan, including the need to achieve significant policy buybacks, commutation of reinsurance agreements, and further agreements with regulators, no assurance can be given that the plan will be successfully implemented by Kemper.  In the year ended December 31, 2004, we recorded a reserve of $0.6 million, and estimated our range of additional exposure to be approximately $0.5 million with respect to outstanding claims incurred during this policy period with Kemper which would become our obligation to resolve if not settled through Kemper.

During the six months ended June 30, 2005, Kemper continued to implement its run-off plan.  As a result, several of our significant claims were settled by Kemper in the second quarter of 2005. In conjunction with these settlements, we booked a charge against our existing reserve in the amount of $0.3 million.  While we believe that the uncertainty surrounding the ability of Kemper to settle our remaining outstanding claims still exists, we feel no additional reserve is necessary at June 30, 2005.  We believe our estimated range of exposure, above our existing $0.3 million reserve, to be approximately $0.3 million related to the outstanding claims which could become our obligation to resolve if not settled through Kemper.

While the outcome of such matters cannot be predicated with certainty, based on the information known to date, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, operating results or cash flow.

10.  Derivative Financial Instruments and Guarantees

Debt Service Reserve Fund and Debt Service Fund

In August 2001, MCF completed a bond offering to finance the 2001 Sale and Leaseback Transaction.  In connection with this bond offering, two reserve fund accounts were established by MCF pursuant to the terms of the indenture: (1) MCF’s Debt Service Reserve Fund, aggregating $23.8 million at June 30, 2005, was established to make payments on MCF’s outstanding bonds in the event we (as lessee) should fail to make the scheduled rental payments to MCF and (2) MCF’s Debt Service Fund, aggregating $22.9 million and $17.1 million at June 30, 2005 and December 31, 2004, respectively, used to accumulate the monthly lease payments that MCF receives from us until such funds are used to pay MCF’s semi-annual bond interest and annual bond principal payments.  Both reserve fund accounts are subject to the agreements with the MCF Equity Investors whereby guaranteed rates of return of 3.0% and 5.08%, respectively, are provided for in the balance of the Debt Service Reserve Fund and the Debt Service Fund.  The guaranteed rates of return are characterized as cash flow hedge derivative instruments.  At inception, the derivatives had an aggregate fair value of $4.0 million, which has been recorded as a decrease to the equity investment in MCF made by the MCF Equity Investors (MCF minority interest) and as a deferred liability in our Consolidated Balance Sheets. Changes in the fair value of the derivative instruments are recorded as an adjustment to other long-term liabilities and reported as other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Income (Loss).  At June 30, 2005 and December 31, 2004, the fair value of these derivative instruments was approximately $2.0 million and $2.2 million, respectively.  As a result, our Consolidated Statements of Operations and Comprehensive Income (Loss) include other comprehensive income (loss) of approximately $0.3 million and ($1.1) million for the three months ended June 30, 2005 and 2004, respectively, and $0.1 million and ($0.6) million for the six months ended June 30, 2005 and 2004, respectively.  The $0.1 million unrealized gain reported in comprehensive income (loss) for the six months ended June 30, 2005 includes an adjustment of $0.6 million for the tax effect of changes in fair value during the years ended December 31, 2002 and 2003. This adjustment decreased accumulated other comprehensive income and increased deferred tax liabilities in our Consolidated Balance Sheet as of June 30, 2005.

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

11.       Segment Disclosure

Our three operating divisions are our reportable segments.  The adult secure institutional services segment consists of the operations of secure adult incarceration facilities.  The juvenile segment consists of providing residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of 10 and 17 who have either been adjudicated or suffer from behavioral problems.  The adult community-based corrections and treatment services segment consists of providing pre-release and halfway house programs for adult offenders who are either on probation or serving the last three to six-months of their sentences on parole and preparing for re-entry into society at large as well as community-based treatment and education programs as an alternative to incarceration.  All of our customers and long-lived assets are located in the United States of America.  The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in our 2004 Annual Report on Form 10-K, as amended.  Intangible assets are not included in each segment’s reportable assets, and the amortization of intangible assets is not included in the determination of a segment’s operating income.  We evaluate performance based on income or loss from operations before general and administrative expenses, incentive bonuses, amortization of intangibles, impairment charges on long-lived assets, interest and income taxes.  Corporate and other assets are comprised primarily of cash, investment securities available for sale, accounts receivable, debt service fund, deposits, property and equipment, deferred taxes, deferred costs and other assets.  Corporate and other income from operations primarily consists of depreciation and amortization on the corporate office facilities and equipment, and is presented separately as such charges cannot be readily identified for allocation to a particular segment.

The following table excludes the results of discontinued operations for the revenue, pre-opening and start-up expenses and income from operations categories for all periods presented.  The only significant non-cash item reported in the respective segment’s income from operations is depreciation and amortization (excluding intangibles) (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues
Adult secure institutional	$32,295	$26,681	$63,154	$52,465
Juvenile	30,319	27,796	60,454	55,403
Adult community-based	15,888	11,900	28,534	24,084
Total revenues	$78,502	$66,377	$152,142	$131,952

Pre-opening and start-up expenses
Adult secure institutional	$2,152	$514	$5,042	$670
Juvenile	—	476	1,804	598
Adult community-based	—	—	—	—
Total pre-opening and start-up expenses	$2,152	$990	$6,846	$1,268

Income from operations
Adult secure institutional	$6,315	$5,972	$12,424	$11,859
Juvenile	4,468	3,602	7,693	6,939
Adult community-based	3,125	2,145	5,313	4,223
Subtotal	13,908	11,719	25,430	23,021
General and administrative expense	(4,899)	(5,605)	(11,237)	(9,765)
Amortization of intangibles	(545)	(270)	(973)	(539)
Corporate and other	(337)	(435)	(745)	(920)
Total income from operations	$8,127	$5,409	$12,475	$11,797

Loss on discontinued operations, net of tax
Adult secure institutional	$—	$—	$—	$—
Juvenile	(1,639)	(442)	(3,087)	(789)
Adult community-based	(43)	30	(28)	56
Total loss on discontinued operations, net of tax	$(1,682)	$(412)	$(3,115)	$(733)

	June 30,	December 31,
	2005	2004
Assets
Adult secure institutional	$178,122	$172,793
Juvenile	106,880	123,890
Adult community-based	68,031	62,984
Intangible assets, net	20,724	14,747
Corporate and other	137,490	133,217
Total assets	$511,247	$507,631

12.  Guarantor Disclosures

We completed an offering of $112.0 million of Senior Notes in June 2004.  The Senior Notes are guaranteed by each of our subsidiaries (Guarantor Subsidiaries).  These guarantees are joint and several obligations of the Guarantor Subsidiaries. MCF does not guarantee the Senior Notes (Non-Guarantor Subsidiary). The following condensed consolidating financial information presents the financial condition, results of operations and cash flows of the Guarantor Subsidiaries and the Non-Guarantor Subsidiary, together with the consolidating adjustments necessary to present our results on a consolidated basis.

Condensed Consolidating Balance Sheet as of June 30, 2005 (in thousands) (unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$11,695	$1,171	$81	$—	$12,947
Investment securities	39,450	—	—	—	39,450
Accounts receivable	1,813	52,288	358	—	54,459
Debt service fund and other restricted assets	1	2,453	22,936	—	25,390
Prepaids and other	15,731	3,618	—	—	19,349
Total current assets	68,690	59,530	23,375	—	151,595
Property and equipment, net	608	140,874	156,753	(6,045)	292,190
Other assets:
Debt service reserve fund	—	—	23,800	—	23,800
Deferred costs and other	42,240	26,236	9,067	(33,881)	43,662
Investment in subsidiaries	15,304	1,856	—	(17,160)	—
Total assets	$126,842	$228,496	$212,995	$(57,086)	$511,247

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable and accrued liabilities	$41,165	$8,284	$6,191	$(2,596)	$53,044
Current portion of long-term debt	—	1	9,000	—	9,001
Total current liabilities	41,165	8,285	15,191	(2,596)	62,045
Long-term debt, net of current portion	113,881	171	165,700	—	279,752
Deferred tax liabilities	8,516	(1,763)	—	781	7,354
Other long-term liabilities	5,530	189	32,156	(35,581)	2,294
Intercompany	(201,872)	201,872	—	—	—
Total liabilities	(32,780)	208,754	213,047	(37,396)	351,625
Stockholders’ equity	159,622	19,742	(52)	(19,690)	159,622
Total liabilities and stockholders’ equity	$126,842	$228,496	$212,995	$(57,086)	$511,247

Condensed Consolidating Balance Sheet as of December 31, 2004 (in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,559	$296	$40	$—	$9,895
Investment securities	51,740	—	—	—	51,740
Accounts receivable	3,298	61,189	378	—	64,865
Restricted assets	121	2,451	17,141	—	19,713
Prepaids and other	15,664	1,962	—	—	17,626
Total current assets	80,382	65,898	17,559	—	163,839
Property and equipment, net	672	128,965	158,863	(6,245)	282,255
Other assets:
Debt service reserve fund	—	—	23,801	—	23,801
Deferred costs and other	39,392	19,225	9,362	(30,243)	37,736
Investment in subsidiaries	20,613	1,856	—	(22,469)	—
Total assets	$141,059	$215,944	$209,585	$(58,957)	$507,631

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$36,191	$7,369	$6,197	$(2,520)	$47,237
Current portion of long-term debt	—	5	9,000	—	9,005
Total current liabilities	36,191	7,374	15,197	(2,520)	56,242
Long-term debt, net of current portion	113,827	1	165,700	—	279,528
Deferred tax liabilities	7,966	—	—	122	8,088
Other long-term liabilities	5,846	80	28,546	(32,011)	2,461
Intercompany	(184,083)	184,083	—	—	—
Total liabilities	(20,253)	191,538	209,443	(34,409)	346,319
Stockholders’ equity	161,312	24,406	142	(24,548)	161,312
Total liabilities and stockholders’ equity	$141,059	$215,944	$209,585	$(58,957)	$507,631

Condensed Consolidating Statement of Operations for the three months ended June 30, 2005 (in thousands) (unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$4,483	$88,270	$4,502	$(18,753)	$78,502
Operating expenses	4,197	73,716	14	(18,419)	59,508
Pre-opening and start-up expenses	—	2,152	—	—	2,152
Depreciation and amortization	21	2,843	1,055	(103)	3,816
General and administrative expenses	4,880	—	19	—	4,899
Income (loss) from operations	(4,615)	9,559	3,414	(231)	8,127
Overhead allocations	(6,665)	6,665	—	—	—
Interest, net	557	1,527	3,485	11	5,580
Equity earnings in subsidiaries	(601)	—	—	601	—
Income (loss) from continuing operations before provision (benefit) for income taxes	892	1,367	(71)	359	2,547
Provision (benefit) for income taxes	1,203	—	—	(27)	1,176
Income (loss) from continuing operations	(311)	1,367	(71)	386	1,371
Discontinued operations, net of income tax benefit of $904	—	(1,682)	—	—	(1,682)
Net income (loss)	$(311)	$(315)	$(71)	$386	$(311)

Condensed Consolidating Statement of Operations for the three months ended June 30, 2004 (in thousands) (unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$4,531	$74,601	$4,502	$(17,257)	$66,377
Operating expenses	5,900	62,354	23	(16,997)	51,280
Pre-opening and start-up expenses	—	990	—	—	990
Depreciation and amortization	(20)	2,134	1,055	(76)	3,093
General and administrative expenses	5,574	—	19	12	5,605
Income (loss) from operations	(6,923)	9,123	3,405	(196)	5,409
Overhead allocations	(8,604)	8,604	—	—	—
Interest, net	(1,117)	1,689	3,633	11	4,216
Loss on extinguishment of debt	—	2,357	—	—	2,357
Equity earnings in subsidiaries	(3,475)	—	—	3,475	—
Income (loss) from continuing operations before provision (benefit) for income taxes	(677)	(3,527)	(228)	3,268	(1,164)
Provision (benefit) for income taxes	422	(794)	—	(105)	(477)
Income (loss) from continuing operations	(1,099)	(2,733)	(228)	3,373	(687)
Discontinued operations, net of income tax benefit of $286	—	(412)	—	—	(412)
Net income (loss)	$(1,099)	$(3,145)	$(228)	$3,373	$(1,099)

Condensed Consolidating Statement of Operations for the six months ended June 30, 2005 (in thousands) (unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$9,010	$171,727	$9,004	$(37,599)	$152,142
Operating expenses	8,462	142,485	24	(36,932)	114,039
Pre-opening and start-up expenses	—	6,846	—	—	6,846
Depreciation and amortization	42	5,592	2,111	(200)	7,545
General and administrative expenses	11,199	—	38	—	11,237
Income (loss) from operations	(10,693)	16,804	6,831	(467)	12,475
Overhead allocations	(15,590)	15,590	—	—	—
Interest, net	1,478	2,800	7,025	21	11,324
Equity earnings in subsidiaries	(5,307)	—	—	5,307	—
Income (loss) from continuing operations before provision (benefit) for income taxes	(1,888)	(1,586)	(194)	4,819	1,151
Provision (benefit) for income taxes	696	—	—	(76)	620
Income (loss) from continuing operations	(2,584)	(1,586)	(194)	4,895	531
Discontinued operations, net of income tax benefit of $1,677	—	(3,115)	—	—	(3,115)
Net income (loss)	$(2,584)	$(4,701)	$(194)	$4,895	$(2,584)

Condensed Consolidating Statement of Operations for the six months ended June 30, 2004 (in thousands) (unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$9,088	$148,926	$9,004	$(35,066)	$131,952
Operating expenses	11,723	125,954	23	(34,747)	102,953
Pre-opening and start-up expenses	—	1,268	—	—	1,268
Depreciation and amortization	—	4,205	2,111	(147)	6,169
General and administrative expenses	9,715	—	38	12	9,765
Income (loss) from operations	(12,350)	17,499	6,832	(184)	11,797
Overhead allocations	(15,834)	15,834	—	—	—
Interest, net	(1,970)	3,427	7,386	21	8,864
Loss on extinguishment of debt	—	2,357	—	—	2,357
Equity earnings in subsidiaries	(4,706)	—	—	4,706	—
Income (loss) from continuing operations before provision (benefit) for income taxes	748	(4,119)	(554)	4,501	576
Provision (benefit) for income taxes	1,141	(654)	—	(251)	236
Income (loss) from continuing operations	(393)	(3,465)	(554)	4,752	340
Discontinued operations, net of income tax benefit of $509	—	(733)	—	—	(733)
Net income (loss)	$(393)	$(4,198)	$(554)	$4,752	$(393)

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2005 (in thousands) (unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(905)	$15,597	$5,836	$—	$20,528

Cash flows from investing activities:
Capital expenditures	—	(14,552)
Purchases of investment securities	(665,845)	—	—	—	(665,845)
Sales of investment securities	678,135	—	—	—	678,135
Payments to restricted debt payment account, net	—	—	(5,795)	—	(5,798)
Net cash provided by (used) in investing activities	$3,226	$(14,552)	$(5,795)	$—	$(335)

Cash flows from financing activities:
Payments on acquired debt	(1,905)	—	—	—	(1,905)
Payments on capital lease obligations	—	(170)	—	—	(170)
Proceeds from exercise of stock options	1,720				1,720
Net cash provided by (used) in financing activities	(185)	(170)	—	—	(355)

Net increase in cash and cash equivalents	2,136	875	41	—	3,052

Cash and cash equivalents at beginning of period	9,559	296	40	—	9,895

Cash and cash equivalents at end of period	$11,695	$1,171	$81	$—	$12,947

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2004 (in thousands) (unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(20,656)	$23,080	$5,518	$—	$7,942

Cash flows from investing activities:
Capital expenditures	—	(20,559)	—	—	(20,559)
Purchase of facility management contract	—	(2,900)	—	—	(2,900)
Refund from restricted escrow arrangement	5,000	—	—	—	5,000
Payments to restricted debt payment account, net	—	—	(5,523)	—	(5,523)
Return of restricted assets from deferred bonus plan	86	—	—	—	86
Proceeds from sale of fixed assets	—	163	—	—	163
Net cash provided by (used in) investing activities	$5,086	$(23,296)	$(5,523)	$—	$(23,733)

Cash flows from financing activities:
Proceeds from long-term debt and line of credit	69,000	—	—	—	69,000
Payments on line of credit	(71,000)	—	—	—	(71,000)
Payments on synthetic lease	—	(52,495)	—	—	(52,495)
Intercompany transfers	(52,495)	52,495	—	—	—
Proceeds from Senior Notes, net of discount	110,527	—	—	—	110,527
Payments for debt issuance and other financing costs	(5,033)	—	—	—	(5,033)
Payments on capital lease obligations	(6)	—	—	—	(6)
Proceeds from exercise of stock options	1,040	—	—	—	1,040
Purchases of treasury stock	(116)	—	—	—	(116)
Net cash provided by financing activities	51,917	—	—	—	51,917

Net increase (decrease) in cash and cash equivalents	36,347	(216)	(5)	—	36,126

Cash and cash equivalents at beginning of period	39,827	289	55	—	40,171

Cash and cash equivalents at end of period	$76,174	$73	$50	$—	$76,297

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement Disclaimer

This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current plans and actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, (1) the outcomes of pending putative class action shareholder and derivative lawsuits, and related insurance coverage, (2) our ability to win new contracts and to execute our growth strategy, (3) risks associated with acquisitions and the integration thereof (including the ability to achieve administrative and operating cost savings and anticipated synergies), (4) the timing and costs of the opening of new programs and facilities, including Southern Peaks Regional Treatment Center and Regional Correction Center, or the expansions of existing facilities and the related ramp-up of expected occupancy, (5) the resumption of admissions at the Campbell Griffin Treatment Center (6) our ability to negotiate contracts at those facilities for which we currently do not have an operating contract, (7) significant charges to expense of deferred costs associated with financing and other projects in development if we determine that one or more of such projects is unlikely to be successfully concluded, (8) results from alternative deployment or sale of facilities such as the New Morgan Academy or the inability to do so, (9) our ability to complete the construction of the Moshannon Valley Correctional Center as anticipated, (10) changes in governmental policy and/or funding to discontinue or not renew existing arrangements, to eliminate or discourage the privatization of correctional, detention and pre-release services in the United States, or to eliminate rate increase, (11) the availability of financing on terms that are favorable to us and (12) fluctuations in operating results because of occupancy levels and/or mix, competition (including competition from two competitors that are substantially larger than us), increases in cost of operations, fluctuations in interest rates and risks of operations.

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

We classify as discontinued operations those components of our business that we hold for sale or have been disposed that have operations and cash flows that are clearly distinguishable operationally and for financial reporting purposes from the rest of our operations.  For the six months ended June 30, 2005, we classified the operating results of certain facilities and programs as discontinued operations.  This was the result of management’s decision to initiate the shut down of operations at certain facilities.  In the first quarter of 2005, these facilities and programs included the Residential School, the Maple Creek Home and our mental health wrap programs in Pennsylvania.  During the second quarter of 2005, we initiated the shut down of the Northside Clinic and the Jos-Arz Academy.  Notifications have been made to the required contracting entities regarding the termination of the related programs.  Accordingly, these facilities and programs have been excluded from such statistics and information as to the number of facilities in operation, service capacity, contracted beds in operation and average contract occupancy percentages, as well as management’s discussions regarding revenues and expenses.  Discontinued operations have been presented separately in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2005 and 2004.

At June 30, 2005, we operated 79 facilities with a total service capacity of 17,752 and had 2 facilities under development or construction with an aggregate service capacity of 1,514 upon completion. Our facilities are located in 17 states and the District of Columbia.

The following table sets forth for the periods indicated total residential service capacity and contracted beds in operation at the end of the periods shown, average contract occupancy percentages and total non-residential service capacity, excluding in both periods those facilities and programs which were classified as discontinued operations.

	June 30,	June 30,
	2005	2004
Residential
Service capacity (1)	14,324	13,436
Contracted beds in operation (end of period) (2)	11,761	10,316
Average contract occupancy based on contracted beds in operation (3) (4)	96.4%	101.4%
Average contract occupancy excluding start-up operations (3) (4)	103.4%	101.5%
Non-Residential
Service capacity (5)	4,942	3,628

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

We derive substantially all of our revenues from providing adult corrections and treatment and juvenile justice, educational and treatment services outsourced by federal, state and local government agencies in the United States.  Revenues for our services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis or on a cost-plus reimbursement basis.  For the three months ended June 30, 2005, our revenue base consisted of 76.7% for services provided under per diem contracts, 9.6% for services provided under take-or-pay and management contracts, 9.3% for services provided under cost-plus reimbursement contracts, 3.0% for services provided under fee-for-service contracts and 1.5% from other miscellaneous sources.   For the six months ended June 30, 2005, our revenue base consisted of 76.3% for services provided under per diem contracts, 9.9% for services provided under take-or-pay and management contracts, 9.4% for services provided under cost-plus reimbursement contracts, 3.0% for services provided under fee-for-service contracts and 1.4% from other miscellaneous sources.  There has been an increase in the percentage of revenues for services provided under per diem contracts and a decrease in the percentage of revenues provided under fee-for-service contracts between the comparable periods for 2005 and 2004.  These percentages reflect the acquisition of CSI in April 2005.  Revenues can fluctuate from period to period due to changes in government funding policies, changes in the number of clients referred to our facilities by governmental agencies, the opening of new facilities or the expansion of existing facilities and the termination of contracts for a facility or the closure of a facility.

Revenues for our adult secure institutional services division are primarily generated from per diem, take-or-pay and management contracts.  For the three months ended June 30, 2005 and 2004, we realized average per diem rates on our adult secure institutional facilities of approximately $49.13 and $49.37, respectively.   For the six months ended June 30, 2005 and 2004, we realized average per diem rates of approximately $48.81 and $48.70, respectively.

Revenues for our juvenile justice, educational and treatment services division are primarily generated from per diem, fee-for-service and cost-plus reimbursement contracts.  For the three months ended June 30, 2005 and 2004, we realized average per diem rates on our residential juvenile facilities of approximately $161.61 and $157.69, respectively.  For the six months ended June 30, 2005 and 2004, we realized average per diem rates of approximately $162.95 and $159.11, respectively.  The increase in the average per diem rate for 2005 as compared to 2004 was due primarily to the opening of the Southern Peaks Regional Treatment Center in August 2004 and per diem rate increases at our Pennsylvania programs and facilities in July 2004.  For the three months ended June 30, 2005 and 2004, we realized average fee-for-service rates for our non-residential community-based juvenile facilities and programs, including rates that are limited by Medicaid and other private insurance providers, of approximately $32.00 and $24.11, respectively.  For the six months ended June 30, 2005 and 2004, we realized average fee-for-service rates of approximately $31.57 and $23.85, respectively.  The increase in the average fee-for-service rate for 2005 as compared to 2004 is due to changes in the mix of services provided by our various non-residential juvenile programs and facilities. The majority of our juvenile services contracts renew annually.

Revenues for our adult community-based corrections and treatment services division are primarily generated from per diem and fee-for-service contracts.  For the three months ended June 30, 2005 and 2004, we realized average per diem rates on our residential adult community-based facilities of approximately $58.76 and $62.36, respectively.  The decrease in the average per diem in the three months ended June 30, 2005 as compared to the same period of 2004 was due to lower per diem rates at the facilities and programs acquired from CSI in April 2005.  For the six months ended June 30, 2005 and 2004, we realized average per diem rates of $60.00 and $60.93, respectively.  For the three months ended June 30, 2005 and 2004, we realized average fee-for-service rates on our non-residential adult community-based programs of approximately $9.55 and $8.54, respectively.  The increase in the average fee-for-service rate in the three months ended June 30, 2005 as compared to the same period of 2004 was due to changes in the mix of services provided by our various adult community-based programs and facilities.  For the six months ended June 30, 2005 and 2004, we realized average fee-for-service rates of approximately $8.54 and $8.70, respectively.

Factors considered in determining billing rates to charge include:  (1) the programs specified by the contract and the related staffing levels, (2) wage levels customary in the respective geographic areas, (3) whether the proposed facility is to be leased or purchased and (4) the anticipated average occupancy levels that could reasonably be maintained.

We have historically experienced higher operating margins in our adult secure institutional services and adult community-based corrections and treatment services divisions as compared to the juvenile justice, educational and treatment services division.  Additionally, our operating margins within a division can vary from facility to facility based on whether a facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract, and our ability to increase a facility’s contract revenue.  A decline in occupancy of certain juvenile justice, educational and treatment facilities can have a more significant impact on operating results than the adult secure institutional services division due to higher per diem rates at certain juvenile facilities.  We have experienced and expect to continue to experience interim period operating margin fluctuations due to the number of calendar days in the period, higher payroll taxes in the first half of the year, and salary and wage increases and insurance cost increases that are incurred prior to certain contract rate increases.  Moreover, many of the governmental agencies with whom we contract are experiencing budget pressures and may approach us to limit or reduce per diem rates.  Decreases in, or the lack of anticipated increases in, per diem rates could adversely impact our operating margin.  Additionally, a decrease in per diem rates without a corresponding decrease in operating expenses could also adversely affect our operating margin.

We are responsible for all facility operating costs, except for certain debt service and interest or lease payments for facilities where we have a management contract only.  At these facilities, the facility owner is responsible for all debt service and interest and lease payments related to the facility.  We are responsible for all other operating expenses at these facilities.  We operated 21 and 11 facilities under management contracts at June 30, 2005 and 2004, respectively.

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

We incur pre-opening and start-up expenses including payroll, benefits, training and other operating costs prior to opening a new or expanded facility and during the period of operation while occupancy is ramping up.  These costs vary by contract.  Since pre-opening and start-up costs are generally factored into the revenue per diem rate that is charged to a contracting agency, we typically expect to recover these upfront costs over the life of a contract.  Because occupancy rates during a facility’s start-up phase typically result in capacity under-utilization for at least 90 to 180 days, we may incur additional post-opening start-up costs.  We do not anticipate post-opening start-up costs at adult secure facilities operated under any future contracts with the Bureau of Prisons (BOP) because these contracts are currently expected to continue to be take-or-pay contracts, meaning that the BOP will pay at least 80.0% of the contractual monthly revenue once the facility opens, regardless of actual occupancy.

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

Recent Developments

Correctional Systems Inc. Acquisition

In April 2005, we completed our acquisition of Correctional Systems, Inc. (CSI), a San Diego-based provider of privatized jail, community corrections and alternative sentencing services.  The transaction was consumated in cash of approximately $9.1 million, net of cash acquired, all of which was paid on April 1, 2005.   The acquisition included the operations of eight jails, six adult community-based correction facilities and five alternative sentencing programs located in California, New Mexico, Texas and Kansas.  The acquisition added approximately 986 corrections beds, as well as alternatives to incarceration services.  The results of operations for CSI subsequent to the date of acquisition are included in our consolidated financial statements.

We acquired substantially all of CSI’s assets and assumed all of their liabilities.  The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was allocated to goodwill.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition (in thousands).  Our purchase price allocations are preliminary and have not been finalized as we are awaiting the completion by an outside appraiser the valuations of certain property and equipment acquired.  The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed.  We do not anticipate any significant differences between current book values and the fair values upon the completion of the asset valuations.

April 1,
2005

Receivables	$1,769
Deferred tax asset	49
Prepaid assets	256
Property and equipment	2,097
Contract value	4,121
Other assets	1,351
Goodwill	2,866
Assets acquired	12,509

Accounts payable and accrued liabilities	$1,076
Long-term debt	2,239
Other long-term liabilities	130
Liabilities assumed	3,445
Net assets acquired	$9,064

We believe the CSI acquisition resulted in the recognition of goodwill because of its industry position, operational strength and potential to provide additional growth opportunities for us.

Our amortization period for acquired contracts is the greater of the acquired contract life or seven years.

On an unaudited pro-forma basis, the effects of the CSI acquisition were not significant to our results of operations.

Facility Closures

During the six months ended June 30, 2005, we elected to close certain facilities and programs based on an internal analysis of various factors including risk adjusted return on capital employed, cash flow, operational intensity and personnel requirements.  These facilities and programs included the Residential School and the Maple Creek Home facilities, as well as certain mental health wrap programs in Pennsylvania in the first quarter of 2005.  During the second quarter of 2005, we closed the Northside Clinic and the Jos-Arz Academy.  For the three months ended June 30, 2005 and 2004, these discontinued operations generated net losses of approximately $1.7 million and $0.4 million, respectively.  The increase in the 2005 net loss reflects reduced revenues as the programs were shut down, a $0.9 million charge for certain accounts receivable and closure costs.  Revenues for these discontinued operations were approximately $0.7 million and $3.6 million for the three months ended June 30, 2005 and 2004.  For the six months ended June 30, 2005 and 2004, these discontinued operations generated net losses of approximately $3.1 million and $0.7 million, respectively.  Revenues for these discontinued operations were approximately $2.6 million and $7.4 million for the six months ended June 30, 2005 and 2004.

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

The FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 is effective, and will be adopted, for accounting changes made in fiscal years beginning after December 15, 2005 and is to be applied retrospectively.  SFAS No. 154 requires that retroactive application of a change in accounting principle be limited to the direct effects of the change.  Our adoption of SFAS No. 154 is not expected to have a material effect on our financial position or results of operations.

Results of Operations

The following table sets forth for the periods indicated the percentages of revenue represented by certain items in our historical consolidated statements of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	75.8	77.3	75.0	78.0
Pre-opening and start-up expenses	2.7	1.5	4.5	1.0
Depreciation and amortization	4.9	4.7	5.0	4.7
General and administrative expenses	6.2	8.4	7.4	7.4
Income from operations	10.4	8.1	8.1	8.9
Interest expense, net	7.1	6.4	7.4	6.7
Loss on extinguishment of debt	—	3.5	—	1.8
Income (loss) from continuing operations before provision (benefit) for income taxes	3.3	(1.8)	0.7	0.4
Provision (benefit) for income taxes	1.5	(0.7)	0.4	0.2
Income (loss) from continuing operations	1.8	(1.1)	0.3	0.2
Discontinued operations, net of taxes	(2.1)	(0.6)	(2.0)	(0.5)
Net loss	(0.3)%	(1.7)%	(1.7)%	(0.3)%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

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

Revenues.  Revenues increased approximately $12.1 million, or 18.2%, to $78.5 million for the three months ended June 30, 2005 from $66.4 million for the three months ended June 30, 2004.

Adult Secure. Adult secure institutional services division revenues increased approximately $5.6 million, or 21.0%, to $32.3 million for the three months ended June 30, 2005 from $26.7 million for the three months ended June 30, 2004 due primarily to (1) the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004 which contributed revenues of approximately $2.7 million in the second quarter of 2005, (2) the opening of the two tower Regional Correctional Center in July and December 2004 which contributed revenues of approximately $1.3 million in the second quarter of 2005, (3) revenues of approximately $1.0 million generated by the eight adult secure facilities acquired from CSI in April 2005, (4) an increase in revenues in the second quarter of 2005 of approximately $0.8 million at the Big Spring Correctional Center due to increased occupancy, (5) a per diem rate increase in the latter half of 2004 at the D. Ray James Prison which increased second quarter 2005 revenues by approximately $0.3 million and (6) an increase in revenues of approximately $0.2 million at the Donald W. Wyatt Detention Center due to increased occupancy.   The increase in adult secure revenues due to the above was offset, in part, by a decrease in revenues of approximately $0.8 million due to the non-renewal of the Valencia County Detention Center contract as of December 31, 2004.  The remaining net increase in revenues of approximately $0.1 million was due to various insignificant fluctuations in revenues at our other adult secure facilities.

Our adult secure institutional services division revenues are primarily generated from contracts with federal and state government agencies.  At June 30, 2005, we operated 16 adult secure institutional facilities with an aggregate service capacity of 8,114.

Average contract occupancy was 94.9% for the three months ended June 30, 2005 compared to 101.6% for the three months ended June 30, 2004.  The decline in the average contract occupancy percentage in 2005 was due to the two tower Regional Correctional Center which opened in July and December 2004 and did not operate at full capacity during the three months ended June 30, 2005.  Excluding the actual occupancy and contract capacity for the start-up activities of the Regional Correctional Center in 2005, average contract capacity was 105.1% for the three months ended June 30, 2005.  The average per diem rate for our adult secure facilities was approximately $49.13 and $49.37 for the three months ended June 30, 2005 and 2004, respectively.  Revenues attributable to start-up operations were approximately $1.0 million for the three months ended June 30, 2005 and were attributable to the Regional Correctional Center.  There were no revenues attributable to start-up operations for the three months ended June 30, 2004.

Juvenile. Juvenile justice, educational and treatment services division revenues increased approximately $2.5 million, or 9.0%, to $30.3 million for the three months ended June 30, 2005 from $27.8 million for the three months ended June 30, 2004 due primarily to (1) the opening of the Southern Peaks Regional Treatment Center in August 2004 which contributed revenues of approximately $1.9 million in the second quarter of 2005 and (2) the commencement of our management contract for the Lebanon Alternative Education Program in September 2004 and for the Philadelphia Alternative Education Program in August 2004 which contributed combined revenues of approximately $0.9 million in the second quarter of 2005.  The remaining net decrease in revenues of approximately $0.3 million was due to various insignificant fluctuations in revenue at our other juvenile justice, educational and treatment programs and facilities.

At June 30, 2005, we operated 19 residential juvenile facilities and 13 non-residential community-based programs with an aggregate service capacity of 4,247.  Our contracts for these facilities and programs are generally with state and local government agencies and generally renew annually.

Average contract occupancy for the three months ended June 30, 2005 was 91.6% compared to 97.9% for the three months ended June 30, 2004.  Excluding the actual occupancy and contract capacity for the start-up activities of the Plankinton Regional Detention Center in 2004, average contract occupancy was 99.3% for the three months ended June 30, 2004.

The average per diem rate for our residential juvenile facilities was approximately $161.61 for the three months ended June 30, 2005 compared to $157.69 for the three months ended June 30, 2004.  The increase in the average per diem rate in 2005 as compared to 2004 was due to the opening of the Southern Peaks Regional Treatment Center in August 2004 and per diem rate increases at our Pennsylvania programs and facilities in July 2004.  Our average fee-for-service rate for our non-residential juvenile community-based facilities and programs was approximately $32.00 for the three months ended June 30, 2005 compared to $24.11 for the three months ended June 30, 2004.  The increase in the average fee-for-service rate in 2005 as compared to 2004 was due to changes in the mix of services provided by our various non-residential juvenile facilities and programs.

There were no revenues attributable to start-up operations for the three months ended June 30, 2005.  Revenues attributable to start-up operations were approximately $30,000 for the three months ended June 30, 2004 and were attributable to the start-up operations of the Plankinton Regional Detention Center.

Adult Community-Based. Adult community-based corrections and treatment services division revenues increased approximately $4.0 million, or 33.6%, to $15.9 million for the three months ended June 30, 2005 from $11.9 million for the three months ended June 30, 2004 due primarily to (1) revenues of approximately $2.8 million generated by the eleven adult community-based facilities and programs acquired from CSI in April 2005, (2) the opening of the Las Vegas Center in December 2004 which contributed revenues of approximately $0.4 million in the second quarter of 2005 and (3) an increase in revenues of approximately $0.3 million in the second quarter of 2005 at the Dallas County Judicial Treatment Center due to increased occupancy.  The remaining net increase in revenues of approximately $0.5 million was due to various insignificant fluctuations in revenues at our other adult community-based corrections and treatment facilities and programs.

At June 30, 2005, we operated 21 residential adult community-based facilities and 10 non-residential adult community-based programs with an aggregate service capacity of 5,391.  Average contract occupancy was 115.6% for the three months ended June 30, 2005 compared to 103.3% for the three months ended June 30, 2004.  The average per diem rate for our residential adult community-based facilities was approximately $58.76 for the three months ended June 30, 2005 compared to $62.36 for the three months ended June 30, 2004.  The decrease in the average per diem rate for 2005 as compared to 2004 was due to lower per diem rates at the facilities and programs acquired from CSI in April 2005.  The average fee-for-service rate for our non-residential adult community-based programs was approximately $9.55 for the three months ended June 30, 2005 compared to $8.54 for the three months ended June 30, 2004.  The increase in the average fee-for-service rate for 2005 as compared to 2004 was due to changes in the mix of services provided by our various non-residential adult community-based programs and facilities.  There were no revenues attributable to start-up operations for the three months ended June 30, 2005 and 2004.

Operating Expenses. Operating expenses increased approximately $8.2 million, or 16.0%, to $59.5 million for the three months ended June 30, 2005 from $51.3 million for the three months ended June 30, 2004.

Adult Secure. Adult secure institutional services division operating expenses increased approximately $3.2 million, or 16.8%, to $22.3 million for the three months ended June 30, 2005 from $19.1 million for the three months ended June 30, 2004 due primarily to (1) the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004 which increased second quarter 2005 operating expenses by approximately $2.0 million, (2) operating expenses of approximately $0.8 million attributable to the eight adult secure facilities acquired from CSI in April 2005 and (3) an increase in operating expenses of approximately $0.7 million in the second quarter of 2005 due to increased occupancy at the Big Spring Correctional Center.  The increase in operating expenses due to the above was offset, in part, by a decrease in operating expenses of approximately $0.6 million due to the non-renewal of the Valencia County Detention Center contract as of December 31, 2004.  The remaining net decrease of approximately $0.3 million was due to various insignificant fluctuations in operating expenses at our other adult secure facilities.

As a percentage of segment revenues, adult secure institutional services division operating expenses were 68.9% for the three months ended June 30, 2005 compared to 71.6% for the three months ended June 30, 2004.  Excluding approximately $1.0 million of revenues attributable to the start-up operations of the Regional Correctional Center in the second quarter of 2005, adult secure institutional services division operating expenses, as a percentage of segment revenues, were 71.2%.

Juvenile. Juvenile justice, educational and treatment services division operating expenses increased approximately $2.1 million, or 9.2%, to $25.0 million for the three months ended June 30, 2005 from $22.9 million for the three months ended June 30, 2004 due primarily to (1) the opening of the Southern Peaks Regional Treatment Center in August 2004 which increased second quarter 2005 operating expenses by approximately $1.7 million, (2) the commencement of our management contract for the Lebanon Alternative Education Program in September 2004 which increased second quarter 2005 operating expenses by approximately $0.3 million and (3) the commencement of our management contract for the Philadelphia Alternative Education Program in August 2004 which increased second quarter 2005 operating expenses by approximately $0.4 million.  The remaining net decrease in operating expenses of approximately $0.3 million was due to various insignificant fluctuations in operating expenses at our other juvenile facilities and programs.

As a percentage of segment revenues, juvenile services division operating expenses were 82.6% for the three months ended June 30, 2005 compared to 82.4% for three months ended June 30, 2004.

Adult Community-Based. Adult community-based corrections and treatment services division operating expenses increased approximately $2.9 million, or 31.2%, to $12.2 million for the three months ended June 30, 2005 from $9.3 million for the three months ended June 30, 2004 due primarily to (1) operating expenses of approximately $2.1 million attributable to the eleven adult community-based programs and facilities acquired from CSI in April 2005, (2) the opening of the Las Vegas Center in December 2004 which increased second quarter 2005 operating expenses by approximately $0.3 million and (3)  a charge of approximately $0.3 million in the second quarter of 2005 for terminated facility lease option costs.  As a percentage of segment revenues, adult community-based corrections and treatment services division operating expenses were 76.9% for the three months ended June 30, 2005 compared to 77.8% for the three months ended June 30, 2004.

Pre-Opening and Start-up Expenses. Pre-opening and start-up expenses for the three months ended June 30, 2005 were approximately $2.2 million and were attributable to the pre-opening and start-up activities of the Regional Correctional Center and the Moshannon Valley Correctional Center.  Pre-opening and start-up expenses for the three months ended June 30, 2004 were approximately $1.0 million and were attributable to the pre-opening and start-up activities of the Regional Correctional Center, the Southern Peaks Regional Treatment Center and the Plankinton Regional Detention Center.

Depreciation and Amortization. Depreciation and amortization increased approximately $0.7 million, or 22.6%, to $3.8 million for the three months ended June 30, 2005 from $3.1 million for the three months ended June 30, 2004.  Depreciation and amortization of property and equipment increased approximately $0.4 million due primarily to depreciation of the Southern Peaks Regional Treatment Center and the Regional Correctional Center buildings which were not in operation and were not being depreciated in the three months ended June 30, 2004.  Amortization of intangibles was approximately $0.5 million and $0.3 million for the three months ended June 30, 2005 and 2004, respectively.  The increase in amortization expense for intangibles in the three months ended June 30, 2005 as compared to 2004 was due to the amortization of the June 2004 purchased contract value for the Walnut Grove Youth Correctional Facility management contract and the April 2005 purchased contract value for the facilities and programs acquired from CSI.

General and Administrative Expenses. General and administrative expenses decreased approximately $0.7 million, or 12.5%, to $4.9 million for the three months ended June 30, 2005 from $5.6 million for the three months ended June 30, 2004.  The decrease in general and administrative expenses was primarily due to a decrease in personnel costs as a result of management streamlining initiatives implemented in the first quarter of 2005 and a decrease in professional fees.

Interest. Interest expense, net of interest income, increased to approximately $5.6 million for the three months ended June 30, 2005 from $4.2 million for the three months ended June 30, 2004.  Interest expense increased $1.6 million due primarily to interest expense on the Senior Notes of $2.7 million (net of swap interest income of $0.3 million) in the three months ended June 30, 2005 compared to $0.2 million in the three months ended June 30, 2004. The increase in interest expense due to the Senior Notes was offset, in part, by a decrease in interest expense of $0.6 million due to the pay-off of the Synthetic Lease Investor Notes A and B in June 2004.  Capitalized interest for the three months ended June 30, 2005 was approximately $0.6 million and was attributable to capitalized interest on development and construction costs for the Moshannon Valley Correctional Center.  Capitalized interest for the three months ended June 30, 2004 was approximately $0.5 million and related to development and construction costs for the Southern Peaks Regional Treatment Center and the Moshannon Valley Correctional Center.  Additionally, interest income increased approximately $0.2 million in the three months ended June 30, 2005 as compared to the same period of 2004 due to higher fund balances and higher interest rates in the 2005 period.

Loss on Extinguishment of Debt. In June 2004, we recognized a loss on the extinguishment of debt of approximately $2.4 million related to the early retirement of the Synthetic Lease Investor Notes A and B and our revolving line of credit under the Amended 2000 Credit Facility.

Income Taxes. For the three months ended June 30, 2005, we recognized a provision for income taxes on our income from operations at an estimated effective rate of 46.2%.  Additionally, we recognized an income tax benefit on our loss from discontinued operations at an estimated effective rate of 35.0%.  For the three months ended June 30, 2004, we recognized an income tax benefit at an estimated effective 42.7%.  The change in our estimated effective tax rate in 2005 was related to a reduction in operating income across certain of our business segments and the impact of certain non-deductible expenses such as lobbying.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues. Revenues increased approximately $20.1 million, or 15.2%, to $152.1 million for the six months ended June 30, 2005 from $132.0 million for the six months ended June 30, 2004.

Adult Secure. Adult secure institutional services division revenues increased approximately $10.7 million, or 20.4%, to $63.2 million for the six months ended June 30, 2005 from $52.5 million for the six months ended June 30, 2004 due primarily to (1) the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004 which increased revenues for the six months ended June 30, 2005 by approximately $5.2 million, (2) the opening of the two tower Regional Correctional Center in July and December 2004 which contributed revenues of approximately $2.8 million in 2005, (3) revenues of approximately $1.0 million generated from the eight adult secure facilities acquired from CSI in April 2005, (4) an increase in revenues of approximately $2.2 million in the six months ended June 30, 2005 at the Big Spring Correctional Center due to increased occupancy, (5) an increase in revenues of approximately $0.5 million in the six months ended June 30, 2005 at the D. Ray James Prison due to a per diem rate increase received in the latter half of 2004 and (6) an increase in revenues in the six months ended June 30, 2005 of approximately $0.5 million at the Donald W. Wyatt Detention Center due to increased occupancy.  The increase in revenues due to the above was offset, in part, by a decrease in revenues of approximately $1.7 million due to the non-renewal of the Valencia County Detention Center contract as of December 31, 2004. The remaining net increase in revenue of approximately $0.2 million was due to various insignificant revenue fluctuations at our other adult secure institutional facilities.

Average contract occupancy for the six months ended June 30, 2005 was 93.9% compared to 101.4% for the six months ended June 30, 2004.  The decline in the average contract occupancy percentage in the six months ended June 30, 2005 was due to the two tower Regional Correctional Center, which opened in July and December 2004, and did not operate at full capacity during the six months ended June 30, 2005.   Excluding the actual occupancy and contract capacity for the start-up operations of the Regional Correctional Center in the six months ended June 30, 2005, average contract occupancy was 104.1% for the six months ended June 30, 2005.

 The average per diem rate for our adult secure facilities was approximately $48.81 and $48.70 for the six months ended June 30, 2005 and 2004, respectively.  Revenues attributable to start-up operations for the six months ended June 30, 2005 were approximately $2.5 million and were attributable to the start-up operations of the Regional Correctional Center.  There were no revenues attributable to start-up operations for the six months ended June 30, 2004.

Juvenile. Juvenile justice, educational and treatment services division revenues increased approximately $5.1 million, or 9.2%, to $60.5 million for the six months ended June 30, 2005 from $55.4 million for the six months ended June 30, 2004 due primarily to (1) the opening of the Southern Peaks Regional Treatment Center in August 2004 which contributed revenues of approximately $3.4 million in the six months ended June 30, 2005, (2) the commencement of our management contract for the Lebanon Alternative Education Program in September 2004 which contributed revenues of approximately $0.8 million in the six months ended June 30, 2005 and (3) the commencement of our management contract for the Philadelphia Alternative Education Program in August 2004 which contributed revenues of approximately $1.0 million in the six months ended June 30, 2005.  The remaining net decrease in revenues of $0.1 million was due to various insignificant fluctuations in revenues at our other juvenile facilities and programs.

Average contract occupancy for the six months ended June 30, 2005 was 91.8% compared to 96.2% for the six months ended June 30, 2004.  Excluding the actual occupancy and contract capacity for the start-up activities of the Southern Peaks Regional Treatment Center in 2005 and the start-up activities of the Plankinton Regional Detention Center in 2004, average contract occupancy was 93.5% for the six months ended June 30, 2005 compared to 96.9% for the six months ended June 30, 2004.  The average per diem rate for our residential juvenile facilities was approximately $162.95 and $159.11 for the six months ended June 30, 2005 and 2004, respectively.  The increase in the average per diem rate for 2005 as compared to 2004 was due to the opening of the Southern Peaks Regional Treatment Center and per diem rate increases at our Pennsylvania programs and facilities in July 2004.  Our average fee-for-service rate for our non-residential juvenile community-based facilities and programs was approximately $31.57 and $23.85 for the six months ended June 30, 2005 and 2004, respectively.  The increase in the average fee-for-service rate for 2005 as compared to 2004 was due to changes in the mix of services provided by our various non-residential juvenile facilities and programs.

Revenues attributable to start-up operations were approximately $1.5 million for the six months ended June 30, 2005 and were attributable to the start-up operations of the Southern Peaks Regional Treatment Center.  Revenues attributable to start-up operations were approximately $30,000 for the six months ended June 30, 2004 and were attributable to the start-up operations of the Plankinton Regional Detention Center.

Adult Community-Based. Adult community-based corrections and treatment services division revenues increased approximately $4.4 million, or 18.3%, to $28.5 million for the six months ended June 30, 2005 from $24.1 million for the six months ended June 30, 2004 due primarily to (1) revenues of approximately $2.8 million in the six months ended June 30, 2005 from the eleven adult community-based programs and facilities acquired from CSI in April 2005 and (2) the opening of the Las Vegas Center in December 2004 which contributed revenues of approximately $0.9 million in the six months ended June 30, 2005.  The remaining net increase in revenue of approximately $0.7 million was due to various insignificant fluctuations in revenues at our other adult community-based facilities and programs.

Average contract occupancy for the six months ended June 30, 2005 was 108.7% compared to 105.9% for the six months ended June 30, 2004.  The average per diem rate for our residential adult community-based facilities was $60.00 and $60.93 for the six months ended June 30, 2005 and 2004, respectively.   The average fee-for-service rate for our non-residential adult community-based programs was $8.54 and $8.70 for the six months ended June 30, 2005 and 2004, respectively.   There were no revenues attributable to start-up operations for the six months ended June 30, 2005 and 2004.

Operating Expenses. Operating expenses increased approximately $11.0 million, or 10.7%, to $114.0 million for the six months ended June 30, 2005 from $103.0 million for the six months ended June 30, 2004.

Adult Secure. Adult secure institutional services division operating expenses increased approximately $4.7 million, or 12.4%, to $42.5 million for the six months ended June 30, 2005 from $37.8 million for the six months ended June 30, 2004 due primarily to (1) an increase in operating expenses in the six months ended June 30, 2005 of approximately $3.9 million due to the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004, (2) an increase in operating expenses in the six months ended June 30, 2005 of approximately $2.0 million at the Big Spring Correctional Center due to increased occupancy and (3) operating expenses of $0.8 million from the eight adult secure facilities purchased from CSI in April 2005.  The increase in operating expenses due to the above was offset, in part, by a decrease in operating expenses in the six months ended June 30, 2005 of approximately $1.4 million due to the non-renewal of the Valencia County Detention Center contract as of December 31, 2004.  The remaining net decrease in operating expenses of approximately $0.6 million was due to various insignificant fluctuations in operating expenses at our other adult secure facilities.

As a percentage of segment revenues, adult secure institutional services division operating expenses were 67.3% for the six months ended June 30, 2005 compared to 72.0% for the six months ended June 30, 2004.  Excluding approximately $2.5 million of revenues attributable to the start-up operations of the Regional Correctional Center in the six months ended June 30, 2005, adult secure institutional services division operating expenses were 70.1%.  The improvement in the 2005 operating margin was due to the positive margin impact of the Walnut Grove Youth Correctional, Facility and the eight facilities acquired from CSI in April 2005.

Juvenile. Juvenile justice, educational and treatment services division operating expenses increased approximately $3.0 million, or 6.5%, to $49.3 million for the six months ended June 30, 2005 from $46.3 million for the six months ended June 30, 2004 due primarily to (1) the opening of the Southern Peaks Regional Treatment Center in August 2004 which increased operating expenses for the six months ended June 30, 2005 by approximately $1.6 million, (2) the commencement of our management contract for the Philadelphia Alternative Education Program in August 2004 which increased operating expenses for the six months ended June 30, 2005 by approximately $0.8 million and (3) the commencement of our management contract for the Lebanon Alternative Education Program in September 2004 which increased operating expenses for the six months ended June 30, 2005 by approximately $0.6 million.   Additionally, in the six months ended June 30, 2005, we recorded a restructuring charge of approximately $1.0 million for personnel costs associated with management streamlining initiatives implemented in the first quarter of 2005.  The increase in operating expenses due to the above was offset, in part, by a decrease in operating expenses in the six months ended June 30, 2005 of approximately $0.6 million due to the termination of the Santa Fe County Youth Development Program in January 2004.  The remaining net decrease in operating expenses of approximately $0.4 million for the six months ended June 30, 2005 was due to various insignificant fluctuations in operating expenses at our other juvenile facilities and programs.

As a percentage of segment revenues, juvenile services division operating expenses were 81.6% for the six months ended June 30, 2005 compared to 83.6% for the six months ended June 30, 2004.  Excluding approximately $1.5 million of revenues attributable to the start-up operations of the Southern Peaks Regional Treatment Center in the six months ended June 30, 2005, juvenile services division operating expenses were 83.7%.

Adult Community-Based. Adult community-based corrections and treatment services division operating expenses increased approximately $3.4 million, or 18.1%, to $22.2 million for the six months ended June 30, 2005 from $18.8 million for the six months ended June 30, 2004 due to (1) operating expenses of approximately $2.2 million attributable to the eleven adult community-based programs and facilities acquired from CSI in April 2005, (2) the opening of the Las Vegas Center in December 2004 which increased operating expenses in the six months ended June 30, 2005 by approximately $0.6 million and (3) a charge of approximately $0.3 million in the six months ended June 30, 2005 for terminated facility lease option costs.  The remaining net increase in operating expenses for the six months ended June 30, 2005 of approximately $0.3 million was due to various insignificant fluctuations in operating expenses at our other adult community-based programs and facilities.

As a percentage of segment revenues, adult community-based corrections and treatment services division operating expenses were 77.7% for the six months ended June 30, 2005 compared to 78.2% for the six months ended June 30, 2004.

Pre-Opening and Start-up Expenses. Pre-opening and start-up expenses for the six months ended June 30, 2005 were approximately $6.8 million and were attributable to the pre-opening and start-up activities of the Regional Correctional Center, the Southern Peaks Regional Treatment Center and the Moshannon Valley Correctional Center. Pre-opening and start-up expenses for the six months ended June 30, 2004 were approximately $1.3 million and were attributable to the pre-opening and start-up activities of the Regional Correctional Center, the Southern Peaks Regional Treatment Center and the Plankinton Regional Detention Center.

Depreciation and Amortization.  Depreciation and amortization increased approximately $1.3 million, or 21.0%, to $7.5 million for the six months ended June 30, 2005 compared to $6.2 million for the six months ended June 30, 2004.  Depreciation and amortization of property and equipment increased approximately $0.9 million due primarily to depreciation of the Southern Peaks Regional Treatment Center and the Regional Correctional Center buildings that were not in operation and were not being depreciated in the six months ended June 30, 2004.  Amortization of intangibles was approximately $1.0 million and $0.5 million for the six months ended June 30, 2005 and 2004, respectively.  The increase in amortization expense for intangibles in the six months ended June 30, 2005 as compared to 2004 was due to amortization of the June 2004 purchased contract value for the Walnut Grove Youth Correctional Facility management contract and the April 2005 purchased contract value for the facilities and programs acquired from CSI.

General and Administrative Expenses. General and administrative expenses increased approximately $1.4 million, or 14.3%, to $11.2 million for the six months ended June 30, 2005 from $9.8 million for the six months ended June 30, 2004.  This was due primarily to a restructuring charge of approximately $1.1 million in the six months ended June 30, 2005 for personnel costs associated with management streamlining initiatives implemented in the first quarter of 2005.  Additionally, professional fees, principally associated with certain accounting services (including Sarbanes-Oxley compliance), executive recruitment services, and business development increased by approximately $0.6 million.

Interest. Interest expense, net of interest income, increased to $11.3 million for the six months ended June 30, 2005 from $8.9 million for the six months ended June 30, 2004.  Interest expense increased approximately $2.9 million primarily due to interest on the Senior Notes of approximately $5.2 million (net of swap interest income of $0.8 million) in the six months ended June 30, 2005 compared to $0.2 million in the six months ended June 30, 2004.  The increase in interest expense attributable to the Senior Notes was offset, in part, by a decrease in interest expense of $1.2 million due to the pay-off of the Synthetic Lease Investor Notes A and B in June 2004.  Capitalized interest for the six months ended June 30, 2005 was approximately $1.1 million and related to development and construction costs for the Moshannon Valley Correctional Center.  Capitalized interest for the six months ended June 30, 2004 was approximately $0.7 million and related to development and construction costs for the Moshannon Valley Correctional Center and the Southern Peaks Regional Treatment Center.  Additionally, interest income increased approximately $0.5 million for the six months ended June 30, 2005 as compared to the same period in 2004 due to higher fund balances and higher interest rates in the 2005 period.

Loss on Extinguishment of Debt. In June 2004, we recognized a loss on the extinguishment of debt of approximately $2.4 million related to the early retirement of the Synthetic Lease Investor Notes A and B and our revolving line of credit under the Amended 2000 Credit Facility.

Income Taxes. For the six months ended June 30, 2005, we recognized a provision for income taxes on our income from continuing operations at an estimated effective rate of 53.9%.  Additionally, we recorded an income tax benefit on our loss from discontinued operations at an estimated effective rate of 35.0%.  For the six months ended June 30, 2004, we recognized an income tax benefit at an estimated effective rate of 41.0%.  The change in our estimated effective rate in 2005 was related to a reduction in operating income across certain of our business segments.

Liquidity and Capital Resources

General. Our primary capital requirements for (1) purchases, construction or renovation of new facilities, (2) expansions of existing facilities, (3) working capital, (4) pre-opening and start-up costs related to new operating contracts, (5) acquisitions, (6) information systems hardware and software, and (7) furniture, fixtures and equipment.  Working capital requirements generally increase immediately prior to commencing management of a new facility as we incur start-up costs and purchase necessary equipment and supplies before facility management revenue is realized.

Cash Flows From Operating Activities.  Cash provided by operations was approximately $20.5 million for the six months ended June 30, 2005 compared to $7.9 million for the six months ended June 30, 2004.  The increase was principally due to an increase in accounts payable and accrued liabilities due to higher accrued interest (pertaining to the Senior Notes issued in June 2004) and a decrease in accounts receivable due to increased collections during 2005.

Cash Flows From Investing Activities.  Cash used in investing activities was approximately $17.1 million for the six months ended June 30, 2005 due to net sales of investment securities of $12.3 million offset by capital expenditures of $23.7 million comprised of approximately $14.6 million for the development of Moshannon Valley Correctional Center and approximately $9.1 million (net) for the acquisition of CSI.  Additionally, there were net payments to the restricted debt payment account of approximately $5.8 million.  Cash used in investing activities was approximately $23.7 million for the six months ended June 30, 2004 due primarily to capital expenditures of $20.6 million for the purchase and development of the Southern Peaks Regional Treatment Center, the Las Vegas Center and the Central California Treatment Center buildings, renovation of the Regional Correctional Center, renovations to the Plankinton Regional Detention Center, capitalized interest on the Moshannon Valley Correctional Center and the Southern Peaks Regional Treatment Center and various other facility improvements and/or expansions and information technology and software development costs.  Additionally, there were net payments to the restricted debt payment account of approximately $5.5 million.  Additionally, we received $5.0 million from our restricted escrow arrangement related to the Southern Peaks Regional Treatment Center.

Cash Flows From Financing Activities.  Cash used by financing activities was approximately $0.4 million for the six months ended June 30, 2005 due primarily to repayments of approximately $1.9 million in debt acquired from CSI offset by stock option proceeds received of $1.7 million.  Cash provided by financing activities was approximately $51.9 million for the six months ended June 30, 2004 due primarily to cash proceeds of $110.5 million from the issuance of the Senior Notes in June 2004 offset by net repayments on our revolving line of credit of $2.0 million and the repayment of the Synthetic Lease Investor Notes A and B of $52.5 million.  Additionally, we made payments of approximately $5.0 million related to the issuance of the Senior Notes and our new revolving line of credit.

Treasury Stock/Repurchases.   There were no purchases of our common stock in the six months ended June 30, 2005.  We repurchased in the open market 10,000 shares of our common stock for approximately $0.1 million in the six months ended June 30, 2004.

Long-Term Credit Facilities. The 2004 Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit, and is reduced by outstanding letters of credit.  The available commitment under the 2004 Credit Facility was approximately $51.4 million at June 30, 2005.  We had no outstanding borrowings on the 2004 Credit Facility at June 30, 2005, but we had outstanding letters of credit of approximately $8.6 million.  Subject to certain requirements, we have the right to increase the aggregate commitments under the 2004 Credit Facility up to an aggregate amount of $100.0 million.  The 2004 Credit Facility matures in June 2008 and bears interest, at our election, depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.75% to 2.00%, or a rate which ranges from 2.25% to 3.50% above the applicable LIBOR rate. The 2004 Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries.  The 2004 Credit Facility is not secured by the assets of MCF.  The 2004 Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants.

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

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate.  The terms of the interest rate swap contract and the underlying debt instrument are identical.  We have designated the swap agreement as a fair value hedge.  The swap has a notional amount of $84.0 million and matures in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, we pay on a semi-annual basis (each January 1 and July 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receive a fixed-rate interest of 10.75%.  For the three and six months ended June 30, 2005, we recorded interest savings related to this interest rate swap of approximately $0.3 million and $0.8 million, respectively, which is reflected as a reduction to interest expense in the accompanying financial statements.  The swap agreements are marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes.  At June 30, 2005 and December 31, 2004, the fair value of this derivative instrument was approximately $3.2 million, and is included in other assets in our Consolidated Balance Sheets as of these dates.  The carrying value of the Senior Notes as of these dates was increased by the same amount. Because the swap agreement is considered an effective fair-value hedge, there will be no effect on our results of operations from the mark-to-market adjustment as long as the swap is in effect.

Contractual Uncertainties Related to Certain Facilities

Regional Correctional Center.  In January 2003, we executed a five-year lease for the Regional Correctional Center in Albuquerque, New Mexico. This 970 bed facility consists of two units, the 528 South Tower and the 442 bed North Tower. We renovated the South Tower and opened the unit in July 2004.  We renovated the North Tower and opened the unit in December 2004.  As of June 30, 2005, we had invested approximately $9.7 million on renovations and furniture and equipment for both the Towers.  For the three and six months ended June 30, 2005, we incurred pre-opening and start-up expenses of approximately $2.1 million and $4.9 million, respectively, and recognized revenue of approximately $1.0 million and $2.5 million, respectively related to this facility.  We currently anticipate that the facility will reach substantial capacity during the second half of 2005.  However, there can be no assurance that we will develop enough volume at the facility to assure its profitability.  The lease for the facility requires monthly rental payments of approximately $113,000 for the first two years and $130,000 for the last three years of the lease.

New Morgan Academy.  We closed the New Morgan Academy in the fourth quarter of 2002 and are currently considering several options ranging from the utilization of the facility for another type of program or the sale or lease of the facility.  As of June 30, 2005, we are principally focusing our efforts on the potential insertion of a program.  In addition, we are considering the possible sale or lease of the facility.  We are maintaining a small staff to secure and maintain the facility.  We have recognized pre-tax costs of $0.9 million and $1.8 million in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2005, respectively, and pre-tax costs of $0.8 million and $1.6 million for the three and six months ended June 30, 2004, respectively, for related holding costs (depreciation, interest, property, taxes and other maintenance costs).

The developing inability during late 2004 of various governmental agencies with whom we had been in negotiations to obtain the level of funding to contract with us for the use of the New Morgan Academy indicated an expectation of continuing losses associated with this facility.  As a result, we recorded an impairment charge of $9.3 million, pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 144, in the year ended December 31, 2004.  As of June 30, 2005, we believe that, pursuant to the provisions of SFAS No. 144, no additional impairment allowance is necessary.  The carrying value of the property and equipment for the New Morgan Academy, after the impairment charge, was approximately $20.1 million and $20.4 million at June 30,  2005 and December 31, 2004, respectively.

Central California Treatment Center.  In January 2004, we purchased a building in Los Angeles, California for which our carrying value was approximately $2.7 million at June 30, 2005.   This new facility could provide service to 220 inmates in a work-furlough type program.  Although we do not currently have a contract for this facility, the facility has been submitted and is under consideration in several recent proposals.  We believed that due to the growth of the inmate population, severe budget crisis and recent legal settlements requiring additional community services, this facility would fill a small part of the overall demand in California.  The potential uses for the facility range from a “halfway back” program to a comprehensive drug and alcohol treatment program.

Future Liquidity.   We believe that the existing cash and the cash flows generated from operations, together with the credit available under the 2004 Credit Facility, will provide sufficient liquidity to meet our committed capital and working capital requirements for currently awarded and certain potential future development contracts, including the construction of the Moshannon Valley Correctional Center. To the extent our cash and current financing arrangements do not provide sufficient financing to fund construction costs related to future adult secure institutional contract awards or significant facility expansions, we anticipate obtaining additional sources of financing to fund such activities.  However, there can be no assurance that such financing will be available or will be available on terms favorable to us.

Contractual Obligations and Commercial Commitments. We have assumed various financial obligations and commitments in the ordinary course of conducting our business.  We have contractual obligations requiring future cash payments under our existing contractual arrangements, such as management, consultative and non-competition agreements.

We maintain operating leases in the ordinary course of our business activities.  These leases include those for operating facilities, office space and office and operating equipment, and the terms of these agreements range from 2005 until 2075.  As of June 30, 2005, our total commitment under these operating leases was approximately $36.5 million.

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of June 30, 2005 (in thousands):

	Payments Due by Period
			2006 -	2008 -
	Total	2005	2007	2009	Thereafter

Contractual Obligations:
Long-term debt - principal
• Cornell Companies, Inc.	$112,000	$—	$—	$—	$112,000
• Special Purpose Entities	174,700	9,000	20,200	23,800	121,700
Long-term debt - interest (1)
• Cornell Companies, Inc.	76,466	5,491	21,835	21,857	27,283
• Special Purpose Entities	102,907	7,399	27,248	23,682	44,578
Construction commitments	35,408	32,570	2,838	—	—
Capital lease obligations
• Cornell Companies, Inc.	171	1	170	—	—
Operating leases	36,476	3,388	12,112	6,754	14,222
Consultative and non-competition agreements	1,536	477	809	250	—
Total contractual cash obligations	$539,664	$58,326	$85,212	$76,343	$319,783

(1)          We have an interest rate swap agreement under which we receive a fixed interest rate and pay a floating interest rate. The future cash payments on the Cornell Companies, Inc. long-term debt – interest assume an effective rate of 9.29% on the related interest rate swap contract.

We enter into letters of credit in the ordinary course of our operating and financing activities.  As of June 30, 2005, we had outstanding letters of credit of approximately $8.6 million related to insurance and other operating activities.  The following table details our letter of credit commitments as of June 30, 2005 (in thousands):

	Total	Amount of Commitment Expiration Per Period
	Amounts	Less than			Over
	Committed	1 Year	1-3 Years	4-5 Years	5 Years

Commercial Commitments:
Standby letters of credit	$8,628	$8,628	$—	$—	$—

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to market risk, primarily from changes in interest rates.  We continually monitor exposure to market risk and develop appropriate strategies to manage this risk.  We are not exposed to any other significant market risks, including commodity price risk or, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments.  In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap of $84.0 million related to the interest obligations under the Senior Notes in effect converting them to a floating rate based on six-month LIBOR.

Interest Rate Exposure

Our exposure to changes in interest rates primarily results from our long-term debt with both fixed and floating interest rates.  The debt on our consolidated financial statements with fixed interest rates consists of the 8.47% Bonds issued by MCF in August 2001 in connection with the 2001 Sale and Leaseback Transaction and approximately $28.0 million of the Senior Notes (not hedged by the interest rate swap entered into by the Company).  At June 30, 2005, 29.1% ($84.0 million of debt outstanding on the Senior Notes issued in June 2004) of our consolidated long-term debt was subject to variable interest rates.  The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2005.  At June 30, 2005, the fair value of our consolidated fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

ITEM 4.          Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information disclosed in our annual and periodic reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, we designed these disclosure controls and procedures to ensure that this information is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), to allow timely decisions regarding required disclosures. SEC rules require that we disclose the conclusions of our CEO and CFO about the effectiveness of our disclosure controls and procedures.

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

In connection with the evaluation described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) during our fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II         OTHER INFORMATION

ITEM 1.          Legal Proceedings

Southern Peaks Regional Treatment Center

On January 5, 2004, we initiated legal proceedings in the lawsuit styled Cornell Corrections of California, Inc. v. Longboat Global Advisors, LLC, et al., No.2004 CV79761 in the Superior Court of Fulton County, Georgia under theories of fraud, conversion, breach of contract and other theories to determine the location of and to recover funds previously deposited by us into what we believed to be an escrow account in connection with the development and construction of the Southern Peaks Regional Treatment Center.  Of the funds previously deposited, approximately $5.3 million remains to be recovered at June 30, 2005.  In December 2004, the case was tried before a jury and the jury verdict awarded approximately $6.5 million in compensatory damages and approximately $1.4 million in punitive damages, plus attorneys’ fees.  We expect that the actual damages awarded under the verdict will be adjusted downward to the $5.4 million actually lost by us and that the punitive damages award may be adjusted downward because of a Georgia statute regarding caps on punitive damages awards.  No judgement has yet been entered on this verdict.  The award for compensatory damages accrues pre-judgment interest at a rate of 7 percent from the date of loss through the date of judgment.  Following the jury verdicts, we collected approximately $0.4 million in January 2005 in funds which had been previously frozen under a temporary restraining order issued at the time that we commenced this litigation.  Currently, certain of the defendants have filed motions for a new trial. No judgment will be entered on the verdict until after these motions for a new trial have been heard and ruled on by the court.  Due to the continued uncertainty surrounding the ultimate recovery of the funds previously deposited, we will continue to maintain our existing reserve of approximately $5.0 million in an allowance for doubtful accounts.

Shareholder Lawsuits

In March and April 2002, the Company, Steven W. Logan (our former President and Chief Executive Officer), and John L. Hendrix (our former Chief Financial Officer), were named as defendants in four federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division.  The aforementioned lawsuits were putative class action lawsuits brought on behalf of all purchasers of our common stock between March 6, 2001 and March 5, 2002 and relate to our restatement in 2002 of certain financial statements.  The lawsuits involved disclosures made concerning two prior transactions executed by us: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction.  These four lawsuits were consolidated into the Graydon Williams action and Flyline Partners, LP was appointed lead plaintiff.  As a result, a consolidated complaint was filed by Flyline Partners, LP.  Richard Picard and Anthony Scolaro were also named as plaintiffs.  Since then, the court allowed plaintiffs to file an amended consolidated complaint. The amended consolidated complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933 (the “Securities Act”) and/or Section 15 of the Securities Act.  The amended consolidated complaint seeks, among other things, restitution damages, compensatory damages, rescission or a rescissory measure of damages, costs, expenses, attorneys’ fees and expert fees.  The Company filed a motion to dismiss the lawsuit.  In an order entered April 1, 2005, the court granted the motion to dismiss with respect to the plaintiffs’ securities fraud claims pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5.  The court denied the motion to dismiss as to the remaining claims covering the Company’s secondary offering in 2001.  Subject to court approval and documentation, the parties have agreed to settle this matter.  Under the proposed agreement, the Company has not admitted any wrongdoing.  Settlement in the amount of $7 million will be funded through the Company’s Directors’ and Officers’ liability insurance.  The Company has not reached settlement in the pending derivative litigation discussed below.

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

During the period of August 2000 through May 2003, our general liability and professional liability coverage was provided by Specialty Surplus Insurance Company, a Kemper Insurance Company (“Kemper”) group member.  In June 2004, the Illinois Department of Insurance gave Kemper permission to proceed with a run-off plan it had previously submitted.  The three-year plan is designed to help Kemper meet its goal of resolving, to the maximum extent possible, all valid policyholder claims.  In view of the risks and uncertainties involved in implementing the plan, including the need to achieve significant policy buybacks, commutation of reinsurance agreements, and further agreements with regulators, no assurance can be given that the plan will be successfully implemented by Kemper.  In the year ended December 31, 2004, we recorded a reserve of $0.6 million, and estimated our range of additional exposure to be approximately $0.5 million with respect to outstanding claims incurred during this policy period with Kemper which would become our obligation to resolve if not settled through Kemper.

During the six months ended June 30, 2005, Kemper continued to implement its run-off plan.  As a result, several of our significant claims were settled by Kemper in the second quarter of 2005. In conjunction with these settlements, we booked a charge against our existing reserve in the amount of $0.3 million.  While we believe that the uncertainty surrounding the ability of Kemper to settle our remaining outstanding claims still exists, we feel no additional reserve is necessary at June 30, 2005.  We believe our estimated range of exposure, above our existing $0.3 million reserve, to be approximately $0.3 million related to the outstanding claims which could become our obligation to resolve if not settled through Kemper.

While the outcome of such matters cannot be predicated with certainty, based on the information known to date, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, operating results or cash flow.

ITEM 2.          Unrestricted Sales of Equity Securities and Use of Proceeds

None

ITEM 3.          Defaults Upon Senior Securities

None

ITEM 4.          Submission of Matters to a Vote of Security Holders

On June 30, 2005, the Company held its 2005 Annual Meeting of Stockholders.  The matters voted on at the meeting and the results thereof are as follows:

Stockholders elected the persons listed below as directors whose terms expire at the 2006 Annual Meeting of Stockholders.  Please see the Company’s proxy statement for its 2005 Annual Meeting of Stockholders for a discussion of the Company’s settlement of its proxy contest with Pirate Capital LLC, Jolly Roger Fund LP, Mint Master Fund LTD, Jolly Roger Offshore Fund LTD, Thomas R. Hudson, Jr. and Zachary R. George.  Results by nominee were:

		Authority
	Voted For	Withheld

Anthony R. Chase	11,607,274	339,842
Leon Clements	11,855,954	91,162
Richard Crane	11,860,454	86,662
Zachary R. George	11,861,358	85,758
Todd Goodwin	11,848,334	98,782
Thomas R. Hudson, Jr.	11,866,254	80,862
Alfred Jay Moran, Jr.	11,855,183	91,933
D. Stephen Slack	11,609,108	338,008
Sally Walker	11,855,954	91,162

Stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005, with 11,859,824 shares voted for, 1,961 shares voted against and 85,331 abstained.

ITEM 5.          Other Information

None

ITEM 6.                             Exhibits

Exhibit No.	Description	Incorporated by Reference
4.1	Amendment No. 1 to Rights Agreement, dated as of July 1, 2005, between the Company and Computershare Trust Company, Inc.	(1)
4.2	Certification of Elimination with respect to Preferred Stock Purchase Rights	(1)
10.1 (a)	Release of Claims and Covenant not to Sue, dated as of April 12, 2005, between Cornell Companies, Inc. and Luis A. Collazo	(2)
10.2 (a)	Independent Contractor Agreement effective as of June 6, 2005, between Cornell Companies, Inc. and Luis A. Collazo	(2)
10.3 (a)	Release of Claims, Covenant not to Sue and Older Workers Act Waiver, dated as of April 25, 2005, between Cornell Companies, Inc. and John C. Godlesky	(3)
10.4 (a)	Independent Contractor Agreement effective as of July 1, 2005, between Cornell Companies, Inc. and John C. Godlesky	(3)
10.5	Letter Agreement, dated May 17, 2005 (but effective as of May 18, 2005), between Cornell Companies, Inc. and Pirate Capital LLC.	(4)
11.1	Computation of Per Share Earnings
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

(a)	Management compensatory plan or contract.
(1)	Current Report on Form 8-K of the Company filed July 6, 2005.
(2)	Current Report on Form 8-K of the Company filed April 18, 2005.
(3)	Current Report on Form 8-K of the Company filed April 29, 2005.
(4)	Current Report on Form 8-K of the Company filed May 19, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNELL COMPANIES, INC.

Date: August 9, 2005	By:	/s/ James E. Hyman
JAMES E. HYMAN
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: August 9, 2005	By:	/s/ John R. Nieser
JOHN R. NIESER
Chief Financial Officer and Treasurer
(Principal Financial Officer)