Form 10-Q/A
period 2005-06-30
CORNELL COMPANIES INC
filed 2005-08-19
CIK 1016152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Cornell Companies, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 to revise information in its Notes to Consolidated Financial Statements, Note 12, Guarantor Disclosures, included in Part I, Item 1 of such Form 10-Q.  The revisions have been made to correct four inadvertent errors. In the Condensed Consolidating Statement of Cash Flows, (1) the amount noted in the “Guarantor Subsidiary” column for “Capital expenditures” of $14.6 million was not carried to the “Consolidated” column; (2) the caption “Acquisition of a business” was excluded from the “Cash flows from investing activities;” and (3) the “Net cash used by investing activities” for the six months ended June 30, 2005 should have been reported as $17.1 million. Also, Deferred tax liabilities in the “Consolidated” column in the Condensed Consolidating Balance Sheet as of June 30, 2005 should have been $7,534.  Accordingly, the information included herein is filed to amend and replace Part I, Item 1 information in the Company’s Form 10-Q for the quarter ended June 30, 2005, as originally filed on August 9, 2005 (the “Previous Filing”).

Except for the amendment described above, this Amendment No. 1 to Form 10-Q does not modify or update other disclosures in, or exhibits to, the Previous Filing.

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

Condensed Consolidating Balance Sheet as of June 30, 2005 (in thousands) (unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$11,695	$1,171	$81	$—	$12,947
Investment securities	39,450	—	—	—	39,450
Accounts receivable	1,813	52,288	358	—	54,459
Debt service fund and other restricted assets	1	2,453	22,936	—	25,390
Prepaids and other	15,731	3,618	—	—	19,349
Total current assets	68,690	59,530	23,375	—	151,595
Property and equipment, net	608	140,874	156,753	(6,045)	292,190
Other assets:
Debt service reserve fund	—	—	23,800	—	23,800
Deferred costs and other	42,240	26,236	9,067	(33,881)	43,662
Investment in subsidiaries	15,304	1,856	—	(17,160)	—
Total assets	$126,842	$228,496	$212,995	$(57,086)	$511,247

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable and accrued liabilities	$41,165	$8,284	$6,191	$(2,596)	$53,044
Current portion of long-term debt	—	1	9,000	—	9,001
Total current liabilities	41,165	8,285	15,191	(2,596)	62,045
Long-term debt, net of current portion	113,881	171	165,700	—	279,752
Deferred tax liabilities	8,516	(1,763)	—	781	7,534
Other long-term liabilities	5,530	189	32,156	(35,581)	2,294
Intercompany	(201,872)	201,872	—	—	—
Total liabilities	(32,780)	208,754	213,047	(37,396)	351,625
Stockholders’ equity	159,622	19,742	(52)	(19,690)	159,622
Total liabilities and stockholders’ equity	$126,842	$228,496	$212,995	$(57,086)	$511,247

Condensed Consolidating Balance Sheet as of December 31, 2004 (in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,559	$296	$40	$—	$9,895
Investment securities	51,740	—	—	—	51,740
Accounts receivable	3,298	61,189	378	—	64,865
Restricted assets	121	2,451	17,141	—	19,713
Prepaids and other	15,664	1,962	—	—	17,626
Total current assets	80,382	65,898	17,559	—	163,839
Property and equipment, net	672	128,965	158,863	(6,245)	282,255
Other assets:
Debt service reserve fund	—	—	23,801	—	23,801
Deferred costs and other	39,392	19,225	9,362	(30,243)	37,736
Investment in subsidiaries	20,613	1,856	—	(22,469)	—
Total assets	$141,059	$215,944	$209,585	$(58,957)	$507,631

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$36,191	$7,369	$6,197	$(2,520)	$47,237
Current portion of long-term debt	—	5	9,000	—	9,005
Total current liabilities	36,191	7,374	15,197	(2,520)	56,242
Long-term debt, net of current portion	113,827	1	165,700	—	279,528
Deferred tax liabilities	7,966	—	—	122	8,088
Other long-term liabilities	5,846	80	28,546	(32,011)	2,461
Intercompany	(184,083)	184,083	—	—	—
Total liabilities	(20,253)	191,538	209,443	(34,409)	346,319
Stockholders’ equity	161,312	24,406	142	(24,548)	161,312
Total liabilities and stockholders’ equity	$141,059	$215,944	$209,585	$(58,957)	$507,631

Condensed Consolidating Statement of Operations for the three months ended June 30, 2005 (in thousands) (unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$4,483	$88,270	$4,502	$(18,753)	$78,502
Operating expenses	4,197	73,716	14	(18,419)	59,508
Pre-opening and start-up expenses	—	2,152	—	—	2,152
Depreciation and amortization	21	2,843	1,055	(103)	3,816
General and administrative expenses	4,880	—	19	—	4,899
Income (loss) from operations	(4,615)	9,559	3,414	(231)	8,127
Overhead allocations	(6,665)	6,665	—	—	—
Interest, net	557	1,527	3,485	11	5,580
Equity earnings in subsidiaries	(601)	—	—	601	—
Income (loss) from continuing operations before provision (benefit) for income taxes	892	1,367	(71)	359	2,547
Provision (benefit) for income taxes	1,203	—	—	(27)	1,176
Income (loss) from continuing operations	(311)	1,367	(71)	386	1,371
Discontinued operations, net of income tax benefit of $904	—	(1,682)	—	—	(1,682)
Net income (loss)	$(311)	$(315)	$(71)	$386	$(311)

Condensed Consolidating Statement of Operations for the three months ended June 30, 2004 (in thousands) (unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$4,531	$74,601	$4,502	$(17,257)	$66,377
Operating expenses	5,900	62,354	23	(16,997)	51,280
Pre-opening and start-up expenses	—	990	—	—	990
Depreciation and amortization	(20)	2,134	1,055	(76)	3,093
General and administrative expenses	5,574	—	19	12	5,605
Income (loss) from operations	(6,923)	9,123	3,405	(196)	5,409
Overhead allocations	(8,604)	8,604	—	—	—
Interest, net	(1,117)	1,689	3,633	11	4,216
Loss on extinguishment of debt	—	2,357	—	—	2,357
Equity earnings in subsidiaries	(3,475)	—	—	3,475	—
Income (loss) from continuing operations before provision (benefit) for income taxes	(677)	(3,527)	(228)	3,268	(1,164)
Provision (benefit) for income taxes	422	(794)	—	(105)	(477)
Income (loss) from continuing operations	(1,099)	(2,733)	(228)	3,373	(687)
Discontinued operations, net of income tax benefit of $286	—	(412)	—	—	(412)
Net income (loss)	$(1,099)	$(3,145)	$(228)	$3,373	$(1,099)

Condensed Consolidating Statement of Operations for the six months ended June 30, 2005 (in thousands) (unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$9,010	$171,727	$9,004	$(37,599)	$152,142
Operating expenses	8,462	142,485	24	(36,932)	114,039
Pre-opening and start-up expenses	—	6,846	—	—	6,846
Depreciation and amortization	42	5,592	2,111	(200)	7,545
General and administrative expenses	11,199	—	38	—	11,237
Income (loss) from operations	(10,693)	16,804	6,831	(467)	12,475
Overhead allocations	(15,590)	15,590	—	—	—
Interest, net	1,478	2,800	7,025	21	11,324
Equity earnings in subsidiaries	(5,307)	—	—	5,307	—
Income (loss) from continuing operations before provision (benefit) for income taxes	(1,888)	(1,586)	(194)	4,819	1,151
Provision (benefit) for income taxes	696	—	—	(76)	620
Income (loss) from continuing operations	(2,584)	(1,586)	(194)	4,895	531
Discontinued operations, net of income tax benefit of $1,677	—	(3,115)	—	—	(3,115)
Net income (loss)	$(2,584)	$(4,701)	$(194)	$4,895	$(2,584)

Condensed Consolidating Statement of Operations for the six months ended June 30, 2004 (in thousands) (unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$9,088	$148,926	$9,004	$(35,066)	$131,952
Operating expenses	11,723	125,954	23	(34,747)	102,953
Pre-opening and start-up expenses	—	1,268	—	—	1,268
Depreciation and amortization	—	4,205	2,111	(147)	6,169
General and administrative expenses	9,715	—	38	12	9,765
Income (loss) from operations	(12,350)	17,499	6,832	(184)	11,797
Overhead allocations	(15,834)	15,834	—	—	—
Interest, net	(1,970)	3,427	7,386	21	8,864
Loss on extinguishment of debt	—	2,357	—	—	2,357
Equity earnings in subsidiaries	(4,706)	—	—	4,706	—
Income (loss) from continuing operations before provision (benefit) for income taxes	748	(4,119)	(554)	4,501	576
Provision (benefit) for income taxes	1,141	(654)	—	(251)	236
Income (loss) from continuing operations	(393)	(3,465)	(554)	4,752	340
Discontinued operations, net of income tax benefit of $509	—	(733)	—	—	(733)
Net income (loss)	$(393)	$(4,198)	$(554)	$4,752	$(393)

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2005 (in thousands) (unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(905)	$15,597	$5,836	$—	$20,528

Cash flows from investing activities:
Capital expenditures	—	(14,552)			(14,552)
Purchases of investment securities	(665,845)	—	—	—	(665,845)
Sales of investment securities	678,135	—	—	—	678,135
Acquisition of a business	(9,064)	—	—	—	(9,064)
Payments to restricted debt payment account, net	—	—	(5,795)	—	(5,795)
Net cash provided by (used) in investing activities	$3,226	$(14,552)	$(5,795)	$—	$(17,121)

Cash flows from financing activities:
Payments on acquired debt	(1,905)	—	—	—	(1,905)
Payments on capital lease obligations	—	(170)	—	—	(170)
Proceeds from exercise of stock options	1,720				1,720
Net cash provided by (used) in financing activities	(185)	(170)	—	—	(355)

Net increase in cash and cash equivalents	2,136	875	41	—	3,052

Cash and cash equivalents at beginning of period	9,559	296	40	—	9,895

Cash and cash equivalents at end of period	$11,695	$1,171	$81	$—	$12,947

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2004 (in thousands) (unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(20,656)	$23,080	$5,518	$—	$7,942

Cash flows from investing activities:
Capital expenditures	—	(20,559)	—	—	(20,559)
Purchase of facility management contract	—	(2,900)	—	—	(2,900)
Refund from restricted escrow arrangement	5,000	—	—	—	5,000
Payments to restricted debt payment account, net	—	—	(5,523)	—	(5,523)
Return of restricted assets from deferred bonus plan	86	—	—	—	86
Proceeds from sale of fixed assets	—	163	—	—	163
Net cash provided by (used in) investing activities	$5,086	$(23,296)	$(5,523)	$—	$(23,733)

Cash flows from financing activities:
Proceeds from long-term debt and line of credit	69,000	—	—	—	69,000
Payments on line of credit	(71,000)	—	—	—	(71,000)
Payments on synthetic lease	—	(52,495)	—	—	(52,495)
Intercompany transfers	(52,495)	52,495	—	—	—
Proceeds from Senior Notes, net of discount	110,527	—	—	—	110,527
Payments for debt issuance and other financing costs	(5,033)	—	—	—	(5,033)
Payments on capital lease obligations	(6)	—	—	—	(6)
Proceeds from exercise of stock options	1,040	—	—	—	1,040
Purchases of treasury stock	(116)	—	—	—	(116)
Net cash provided by financing activities	51,917	—	—	—	51,917

Net increase (decrease) in cash and cash equivalents	36,347	(216)	(5)	—	36,126

Cash and cash equivalents at beginning of period	39,827	289	55	—	40,171

Cash and cash equivalents at end of period	$76,174	$73	$50	$—	$76,297

ITEM 6.                             Exhibits

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNELL COMPANIES, INC.

Date: August 19, 2005	By:	/s/ James E. Hyman
JAMES E. HYMAN
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: August 19, 2005	By:	/s/ John R. Nieser
JOHN R. NIESER
Chief Financial Officer and Treasurer
(Principal Financial Officer)