Form 10-Q
period 2005-09-30
CORNELL COMPANIES INC
filed 2005-11-09
CIK 1016152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Yes  ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No ☒

At October 31, 2005 Registrant had outstanding 13,795,233 shares of its Common Stock.

PART I                               FINANCIAL INFORMATION

ITEM 1.                             Financial Statements

CORNELL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,128	$9,895
Investment securities available for sale	20,800	51,740
Accounts receivable - trade (net of allowance for doubtful accounts of $2,336 and $3,544, respectively)	55,273	60,174
Other receivables (net of allowance for doubtful accounts of $5,040)	3,322	4,691
Debt service fund and other restricted assets	15,783	19,713
Deferred tax assets	5,906	8,520
Prepaid expenses and other	8,666	9,106
Total current assets	119,878	163,839
PROPERTY AND EQUIPMENT, net	310,978	282,255
OTHER ASSETS:
Debt service reserve fund	23,802	23,801
Goodwill, net	10,856	7,721
Intangible assets, net	9,620	7,026
Deferred costs and other	21,272	22,989
Total assets	$496,406	$507,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$46,574	$47,237
Current portion of long-term debt	9,701	9,005
Total current liabilities	56,275	56,242
LONG-TERM DEBT, net of current portion	267,416	279,528
DEFERRED TAX LIABILITIES	6,795	8,088
OTHER LONG-TERM LIABILITIES	2,677	2,461
Total liabilities	333,163	346,319

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 30,000,000 shares authorized, 15,342,722 and 14,845,107 shares issued and 13,779,735 and 13,297,524 shares outstanding, respectively	15	15
Additional paid-in capital	150,415	145,825
Retained earnings	25,478	26,785
Treasury stock (1,562,987 and 1,547,583 shares of common stock, at cost, respectively)	(12,573)	(12,573)
Deferred compensation	(1,007)	(432)
Accumulated other comprehensive income	915	1,692
Total stockholders’ equity	163,243	161,312
Total liabilities and stockholders’ equity	$496,406	$507,631

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

REVENUES	$79,198	$71,336	$231,340	$203,288
OPERATING EXPENSES	60,805	53,282	174,844	156,234
PRE-OPENING AND START-UP EXPENSES	1,607	3,455	8,453	4,723
DEPRECIATION AND AMORTIZATION	3,834	3,335	11,379	9,504
GENERAL AND ADMINISTRATIVE EXPENSES	4,760	5,596	15,997	15,361

INCOME FROM OPERATIONS	8,192	5,668	20,667	17,466
INTEREST EXPENSE	5,918	6,082	18,501	15,763
INTEREST INCOME	(523)	(534)	(1,782)	(1,351)
LOSS ON EXTINGUISHMENT OF DEBT	—	5	—	2,361

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	2,797	115	3,948	693
PROVISION FOR INCOME TAXES	1,241	24	1,861	260

INCOME FROM CONTINUING OPERATIONS	1,556	91	2,087	433

DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF $150 AND $1,827 IN 2005 AND $277 AND $785 IN 2004	(279)	(988)	(3,394)	(1,721)

NET INCOME (LOSS)	$1,277	$(897)	$(1,307)	$(1,288)

EARNINGS (LOSS) PER SHARE:
BASIC
Income from continuing operations	$.11	$.01	$.15	$.03
Loss from discontinued operations, net of tax	(.02)	(.08)	(.25)	(.13)
Net income (loss)	$.09	$(.07)	$(.10)	$(.10)

DILUTED
Income from continuing operations	$.11	$.01	$.15	$.03
Loss from discontinued operations, net of tax	(.02)	(.08)	(.25)	(.13)
Net income (loss)	$.09	$(.07)	$(.10)	$(.10)

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	13,579	13,199	13,484	13,143
DILUTED	13,686	13,419	13,608	13,360

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$1,277	$(897)	$(1,307)	$(1,288)
Unrealized gain (loss) on derivative instruments, net of tax (benefit) provision of ($168) and ($114) in 2005 and $627 and $192 in 2004	(241)	910	(165)	285
Comprehensive income (loss)	$1,036	$13	$(1,472)	$(1,003)

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,307)	$(1,288)
Adjustments to reconcile net loss to net cash provided by operating activities - Loss on extinguishment of debt	—	2,361
Depreciation	9,846	8,815
Amortization of intangibles and other assets	1,664	952
Amortization of deferred compensation	(316)	14
Amortization of deferred financing costs	1,198	998
Amortization of Senior Notes discount	138	47
Provision for bad debts	3,192	921
(Gain) loss on sale of property and equipment	(11)	3
Deferred income taxes	760	295
Change in assets and liabilities:
Accounts receivable	1,169	(4,059)
Other restricted assets	(254)	(58)
Other assets	3,286	(351)
Accounts payable and accrued liabilities	(1,312)	(2,725)
Deferred revenues and other liabilities	(81)	79
Net cash provided by operating activities	17,972	6,004

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(37,331)	(30,429)
Purchases of investment securities	(905,345)	(63,165)
Sales of investment securities	936,285	29,750
Acquisition of a business	(9,139)	—
BOP claim reimbursement	—	5,566
Receipt from restricted escrow arrangement	—	5,000
Purchase of facility management contract	—	(2,900)
Withdrawals from restricted debt payment account, net	4,183	4,131
Proceeds from sale of fixed assets	624	163
Net cash used in investing activities	(10,723)	(51,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and line of credit	—	69,000
Payments on line of credit	—	(71,000)
Payments of MCF bonds	(9,000)	(8,300)
Payments of acquired debt	(1,905)	—
Payments of synthetic lease	—	(52,499)
Proceeds from Senior Notes, net of discount	—	110,527
Payments for debt issuance and other financing costs	—	(5,887)
Payments of capital lease obligations	(176)	(7)
Proceeds from exercise of stock options	4,065	1,454
Purchases of treasury stock	—	(116)
Net cash (used in) provided by financing activities	(7,016)	43,172

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	233	(2,708)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,895	40,171
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,128	$37,463

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in fair value of interest rate swap	$(2,660)	$3,099
Other comprehensive income (loss), net of tax	(165)	285
Common stock issued for board of directors fees	266	191

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

Accounting For Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” we have elected to account for our stock-based compensation plans under the intrinsic value method established by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.”  In accordance with the provisions of APB No. 25, the fair value of fixed stock options granted to employees is not reflected in net income, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant.  The following table illustrates, in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123,” the effect on our net income (loss) per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income (loss), as reported	$1,277	$(897)	$(1,307)	$(1,288)
Add: total stock-based compensation recorded, net of tax	49	43	114	74
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(619)	(248)	(1,415)	(822)
Pro forma net income (loss)	$707	$(1,102)	$(2,608)	$(2,036)
Income (loss) per share:
Basic, as reported	$.09	$(.07)	$(.10)	$(.10)
Basic, pro forma	.05	(.08)	(.19)	(.15)
Diluted, as reported	.09	(.07)	(.10)	(.10)
Diluted, pro forma	.05	(.08)	(.19)	(.15)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share Based Payment,” which requires companies to expense the value of employee stock options and other types of equity-based compensation based on the fair value of the options at the award’s grant date based on the estimated number of awards that are expected to vest.  Compensation cost for awards that vest would not be reversed if the awards expired without being exercised.  When measuring fair value, companies can choose an option-pricing model (e.g., Black-Sholes or binominal models) that approximately reflects their specific circumstances and the economics of their transactions.  Companies will recognize compensation cost for share-based payment awards as they vest, including the related tax effects.  The effective date of SFAS No. 123R, as amended, applies to annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share based payment awards at the company’s adoption date.  We are currently evaluating the alternative transition methods permitted by SFAS No. 123R. Presently we believe we will utilize the Black-Sholes option pricing model. We currently anticipate that our evaluation process will be completed during the fourth quarter of 2005, with implementation during the first quarter of 2006.

Under SFAS No. 123R, compensatory employee stock purchase plans (ESPP) are required to recognize compensation cost over the requisite service period for grants made under the ESPP.  The criteria that an ESPP must meet to be considered non-compensatory are more restrictive under SFAS No. 123R than they were under APB No. 25.  We are currently evaluating the impact on our ESPP by SFAS No. 123R.

The FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 is effective, and will be adopted, for accounting changes made in fiscal years beginning after December 15, 2005 and is to be applied retroactively.  SFAS No. 154 requires that retroactive application of a change in accounting principle be limited to the direct effects of the change.  Our adoption of SFAS No. 154 is not expected to have a material effect on our financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the prior year financial statements contained herein to conform to current year presentation.

3.              Discontinued Operations and Management Restructuring

We classify as discontinued operations those components of our business that we hold for sale or that have been disposed and have cash flows that are clearly distinguishable operationally and for financial reporting purposes from the rest of our operations. For those components, we have no significant continuing involvement after disposal and their operations are eliminated from our ongoing operations.  During the nine months ended September 30, 2005, we classified certain components as discontinued operations. This was the result of a management decision to close certain facilities in the first and second quarter of 2005.  These facilities and programs include the Residential School, the Maple Creek Home and our mental health wrap programs in Pennsylvania in the first quarter of 2005.  In the second quarter of 2005, we closed the Northside Clinic and the Jos-Arz Academy.  Notifications were made to the required contracting entities regarding the termination of the related programs.  At September 30, 2005, we had net property and equipment of approximately $0.1 million pertaining to these operations.   These discontinued operations generated revenues of approximately $3.4 million in the three months ended September 30, 2004 (none in the three months ended September 30, 2005) and revenues of approximately $2.6 million and $10.7 million in the nine months ended September 30, 2005 and 2004, respectively.

During the first quarter of 2005, a review was performed of our management structure and, as a result, approximately 14 positions were eliminated.  In conjunction with this action, a charge of approximately $2.1 million was recorded in the first quarter of 2005.  Approximately $1.0 million of this charge was reflected in operating expenses and $1.1 million in general and administrative expenses.  The accrued liability pertaining to this charge was approximately $1.0 million at September 30, 2005.  There are no significant additional costs expected to be incurred in conjunction with this activity in future periods.

4.             Acquisition of Correctional Systems, Inc.

In April 2005, we completed our acquisition of Correctional Systems, Inc. (CSI), a San Diego-based provider of privatized jail, community corrections and alternative sentencing services.  The transaction was consummated in cash of approximately $9.1 million, net of cash acquired, all of which was paid April 1, 2005.  The acquisition included the operations of eight jails, six adult community-based correction facilities and five alternative sentencing programs located in California, New Mexico, Texas and Kansas.  The acquisition added approximately 986 corrections beds, as well as alternatives to incarceration services.  The results of operations for CSI subsequent to the date of acquisition are included in our consolidated financial statements.

We acquired substantially all of CSI’s assets and assumed all of their liabilities.  The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was allocated to goodwill.  Our purchase price allocations are preliminary pending final appraisals and assessment of liabilities assumed.  We currently do not anticipate any significant differences between current book values and the fair values upon the completion of these assessments.  The initial purchase price allocations may be adjusted within the shorter of a defined allocation period or one year of the purchase date for changes in the estimates of the fair values of assets acquired and liabilities assumed.   The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of September 30, 2005 (in thousands).

Receivables	$1,769
Prepaids and other assets	305
Property and equipment	2,344
Contract value	4,121
Other assets	1,351
Goodwill	2,748
Assets acquired	12,638

Accounts payable and accrued liabilities	$1,076
Long-term debt	2,293
Other long-term liabilities	130
Liabilities assumed	3,499
Net assets acquired	$9,139

We believe that the CSI acquisition resulted in the recognition of goodwill because of its industry position, operational strength and potential to provide additional growth opportunities for us.  During the three months ended September 30, 2005, we adjusted goodwill by approximately $0.3 million due to adjustments to the cost basis of the property acquired based on final property appraisals and for certain post-closing acquisition costs.

Our amortization period for acquired contracts is the greater of the acquired contract life or seven years.

On an unaudited basis, the effects of the CSI acquisition were not significant to our results of operations had they been included in prior periods.

5.              Intangible Assets

Intangible assets at September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004

Non-compete agreements	$9,930	$9,840
Acquired contract value	6,442	2,405
Accumulated amortization	(6,752)	(5,219)
Identified intangibles, net	9,620	7,026
Goodwill, net	10,856	7,721
Total intangibles, net	$20,476	$14,747

Amortization expense for our non-compete agreements was approximately $0.3 million for the three months ended September 30, 2005 and 2004 and approximately $0.9 million and $0.8 million for the nine months ended September 30, 2005 and 2004, respectively.  Amortization expense for our non-compete agreements is expected to be approximately $1.1 million for each of the next four years ended December 31 and approximately $0.7 million for the fifth year.

Amortization expense for our acquired contract value was approximately $0.3 million and $0.7 million for the three and nine months ended September 30, 2005.  Amortization expense for our acquired contract value was approximately $0.1 million for the three and nine months ended September 30, 2004.  Amortization expense for our acquired contract value is expected to be approximately $1.1 million for each of the next four years ended December 31 and approximately $0.6 million for the fifth year.

6.                Credit Facilities

Our long-term debt at September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Debt of Cornell Companies, Inc.:
Senior Notes, unsecured, due July 2012 with an interest rate of 10.75%, net of discount	$110,757	$110,619
Fair-value adjustment of Senior Notes as a result of interest rate swap	548	3,208
Revolving Line of Credit due June 2008 with an interest rate of LIBOR plus 2.25% to 3.5% or prime plus 0.75% to 2.00% (the “2004 Credit Facility”)	—	—
Capital lease obligations	112	6
Subtotal	111,417	113,833

Debt of Special Purpose Entity:
8.47% Bonds due 2016	165,700	174,700

Total consolidated debt	277,117	288,533

Less: current maturities	(9,701)	(9,005)

Consolidated long-term debt	$267,416	$279,528

Long-Term Credit Facilities.  The 2004 Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit, and is reduced by outstanding letters of credit.  The available commitment under the 2004 Credit Facility was approximately $50.6 million at September 30, 2005.  We had no outstanding borrowings on the 2004 Credit Facility at September 30, 2005, but we had outstanding letters of credit of approximately $9.4 million.  Subject to certain requirements, we have the right to increase the aggregate commitments under the 2004 Credit Facility up to an aggregate amount of $100.0 million.  The 2004 Credit Facility matures in June 2008 and bears interest, at our election, depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.75% to 2.00%, or a rate which ranges from 2.25% to 3.50% above the applicable LIBOR rate. The 2004 Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries.  The 2004 Credit Facility is not secured by the assets of Municipal Corrections Finance, LP (MCF).  The 2004 Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants.

MCF is obligated for the outstanding balance of its 8.47% Taxable Revenue Bonds, Series 2001.  The bonds bear interest at a rate of 8.47% per annum and are payable in semi-annual installments of interest and annual installments of principal.  All unpaid principal and accrued interest on the bonds is due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents.  The bonds are limited, nonrecourse obligations of MCF and secured by the property and equipment, bond reserves, assignment of subleases and substantially all assets related to the facilities included in the 2001 Sale and Leaseback Transaction.  The bonds are not guaranteed by the Company.

In June 2004, we issued $112.0 million in principal of 10.75% Senior Notes (Senior Notes) due July 1, 2012.  The Senior Notes are unsecured senior indebtedness and are guaranteed by all of our existing and future subsidiaries (collectively, the Guarantors).  The Senior Notes are not guaranteed by MCF (Non-Guarantor).  Interest on the Senior Notes is payable semi-annually on January 1 and July 1 of each year, commencing January 1, 2005.  On or after July 1, 2008, we may redeem all or a portion of the Senior Notes at the redemption prices (expressed as a percentage of the principal amount) listed below, plus accrued and unpaid interest, if any, on the Senior Notes redeemed, to the applicable date of redemption, if redeemed during the 12-month period commencing on July 1 of the years indicated below:

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

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate.  The terms of the interest rate swap contract and the underlying debt instrument are identical.  We have designated the swap agreement as a fair value hedge.  The swap has a notional amount of $84.0 million and matures in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, we pay on a semi-annual basis (each January 1 and July 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receive a fixed-rate interest of 10.75%.  For the three and nine months ended September 30, 2005, we recorded interest savings related to this interest rate swap of approximately $0.2 million and $1.0 million, respectively, which is reflected as a reduction to interest expense in our accompanying financial statements.  For the three and nine months ended September 30, 2004, we recorded interest savings related to this interest rate swap of approximately $0.6 million and $0.7 million, respectively.  The swap agreements are marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes.  At September 30, 2005 and December 31, 2004, the fair value of this derivative instrument was approximately $0.5 million and $3.2 million, respectively, and is included in other assets in our Consolidated Balance Sheets.  The carrying value of the Senior Notes as of these dates was adjusted accordingly by the same amount. Because the swap agreement is considered an effective fair-value hedge, there will be no effect on our results of operations from the mark-to-market adjustment as long as the swap is in effect.

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

As of September 30, 2005, we had incurred (net of the BOP reimbursement) approximately $52.0 million for the design, construction and development costs and capitalized interest related to the Moshannon Valley Correctional Center facility.  We believe that our existing cash and credit facility will provide adequate funding to complete the construction of the facility.

New Morgan Academy

We closed the New Morgan Academy in the fourth quarter of 2002 and are currently considering several options including the utilization of the facility for another type of program or the sale or lease of the facility. As of September 30, 2005, we are principally focusing our efforts on the potential insertion of a program in 2006.  We are maintaining a small staff to secure and maintain the facility.  We recognized pre-tax costs of approximately $0.9 million and $2.6 million in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2005, respectively, and pre-tax costs of $1.2 million and $2.8 million for the three and nine months ended September 30, 2004, respectively, for related holding costs (depreciation, interest, property, taxes and other maintenance costs).

The developing inability during late 2004 of various governmental agencies with whom we had been in negotiations to obtain the level of funding to contract with us for the use of the New Morgan Academy indicated an expectation of continuing losses associated with this facility.  As a result, we recorded an impairment charge of $9.3 million, pursuant to the requirements of SFAS No. 144, at December 31, 2004.  As of September 30, 2005, we believe that, pursuant to the provisions of SFAS No. 144, no additional impairment allowance is necessary. The carrying value of the property and equipment for the New Morgan Academy, after the impairment charge, was approximately $20.0 million and $20.4 million at September 30, 2005 and December 31, 2004, respectively.

Central California Treatment Center

In January 2004, we purchased a building in Los Angeles, California for which our carrying value was approximately $2.7 million at September 30, 2005.  This facility could provide service to 220 inmates in a work-furlough type program.  Although we do not currently have a contract for this facility, the facility has been submitted and is under consideration in several proposals.  We believe that due to the growth of the inmate population, severe budget crisis and recent legal settlements requiring additional community services, this facility would fill a small part of the overall demand in California.  The potential uses for the facility range from a “halfway back” program to a comprehensive drug and alcohol treatment program.

In addition, during the third quarter of 2005 we received notice from a local governmental agency of a possible intent to acquire the facility.  The amount of the preliminary offer slightly exceeds our carrying value.  It is expected that a final decision from the agency regarding their intent to acquire the facility from us will be rendered within the next six months.

Campbell Griffin Treatment Center

In October 2005, we initiated the temporary closure of this leased facility in San Antonio, Texas, and transferred the residents to our Texas Adolescent Treatment Center (also located in San Antonio).  It is our intent to reactivate this facility during the first quarter of 2006. Accordingly, it has not been included in discontinued operations.

8.              Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution from common stock equivalents such as stock options and warrants.  For the three months ended September 30, 2005 and 2004, there were 102,643 shares ($15.24 average price) and 235,052 shares ($14.63 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.  For the nine months ended September 30, 2005 and 2004 there were 160,637 shares ($14.70 average price) and 217,003 shares ($14.64 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

The following table summarizes the calculation of net income (loss) and weighted average common shares and common share equivalents outstanding for purposes of computating income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Income from continuing operations	$1,556	$91	$2,087	$433
Loss from discontinued operations, net of tax	(279)	(988)	(3,394)	(1,721)
Net income (loss)	$1,277	$(897)	$(1,307)	$(1,288)

Weighted average common shares outstanding	13,579	13,199	13,484	13,143
Weighted average common share equivalents outstanding	107	220	124	217

Weighted average common shares and common share equivalents outstanding	13,686	13,419	13,608	13,360

Basic income (loss) per share:
Income from continuing operations	$.11	$.01	$.15	$.03
Loss from discontinued operations, net of tax	(.02)	(.08)	(.25)	(.13)
Net income (loss)	$.09	$(.07)	$(.10)	$(.10)

Diluted income (loss) per share:
Income from continuing operations	$.11	$.01	$.15	$.03
Loss from discontinued operations, net of tax	(.02)	(.08)	(.25)	(.13)
Net income (loss)	$.09	$(.07)	$(.10)	$(.10)

9.              Commitments and Contingencies

Legal Proceedings

Lincoln County Detention Center

On August 22, 2005, a lawsuit was filed by a detainee at the Lincoln County Detention Center (LCDC) in the U.S. District Court of New Mexico (Santa Fe).  The lawsuit relates to the former LCDC policy that required strip searches for all detainees and inmates and alleges that such policy violates a detainee’s Fourth Amendment right.  The lawsuit was filed as a putative class action lawsuit brought on behalf of all inmates who were searched at the facility from May 2002 to July 2005.  This lawsuit is in its early stages and no discovery has been conducted. The ultimate outcome of the lawsuit cannot be determined at this time. However, we intend to aggressively defend this lawsuit. We have not recorded any loss accruals related to this lawsuit.

Southern Peaks Regional Treatment Center

On January 5, 2004, we initiated legal proceedings in the lawsuit styled Cornell Corrections of California, Inc. v. Longboat Global Advisors, LLC, et al., No.2004 CV79761 in the Superior Court of Fulton County, Georgia under theories of fraud, conversion, breach of contract and other theories to determine the location of and to recover funds previously deposited by us into what we believed to be an escrow account in connection with the development and construction of the Southern Peaks Regional Treatment Center.  Of the funds previously deposited, approximately $5.3 million remains to be recovered at September 30, 2005.  In December 2004, the case was tried before a jury and the jury verdict awarded approximately $6.5 million in compensatory damages and approximately $1.4 million in punitive damages, plus attorneys’ fees.  We expect that the actual damages awarded under the verdict will be adjusted downward to the $5.4 million actually lost by us and that the punitive damages award may be adjusted downward because of a Georgia statute regarding caps on punitive damages awards.  No judgment has yet been entered on this verdict.  The award for compensatory damages accrues pre-judgment interest at a rate of 7 percent from the date of loss through the date of judgment.  Following the jury verdicts, we collected approximately $0.4 million in January 2005 in funds which had been previously frozen under a temporary restraining order issued at the time that we commenced this litigation.  Currently, certain of the defendants have filed motions to move for a new trial. No judgment will be entered on the verdict until after these motions for a new trial have been heard and ruled on by the court.  Due to the continued uncertainty surrounding the ultimate recovery of the funds previously deposited, we will continue to maintain our existing reserve of approximately $5.0 million in an allowance for doubtful accounts.

Shareholder Lawsuits

In March and April 2002, the Company, Steven W. Logan (our former President and Chief Executive Officer), and John L. Hendrix (our former Chief Financial Officer), were named as defendants in four federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division.  The aforementioned lawsuits were putative class action lawsuits brought on behalf of all purchasers of our common stock between March 6, 2001 and March 5, 2002 and relate to our restatement in 2002 of certain financial statements.  The lawsuits involved disclosures made concerning two prior transactions executed by us: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction.  These four lawsuits were consolidated into the Graydon Williams action and Flyline Partners, LP was appointed lead plaintiff.  As a result, a consolidated complaint was filed by Flyline Partners, LP.  Richard Picard and Anthony Scolaro were also named as plaintiffs.  Since then, the court allowed plaintiffs to file an amended consolidated complaint. The amended consolidated complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933 (the “Securities Act”) and/or Section 15 of the Securities Act.  The amended consolidated complaint seeks, among other things, restitution damages, compensatory damages, rescission or a rescissory measure of damages, costs, expenses, attorneys’ fees and expert fees.  The Company filed a motion to dismiss the lawsuit.  In an order entered April 1, 2005, the court granted the motion to dismiss with respect to the plaintiffs’ securities fraud claims pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5.  The court denied the motion to dismiss as to the remaining claims covering the Company’s secondary offering in 2001.  Subject to court approval and documentation, the parties have agreed to settle this matter.  Under the proposed settlement agreement, the Company has not admitted any wrongdoing.  Settlement in the amount of $7 million will be funded through the Company’s directors’ and officers’ liability insurance.  The Company has not reached settlement in the pending derivative litigation discussed below.

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

In May and September 2002, the Company and our then directors were sued in three other derivative lawsuits styled as follows: (1) Juan Guitierrez, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1812, in the United Stated District Court for the Southern District of Texas, Houston Division; (2) Thomas Pagano, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1896, in the United Stated District Court for the Southern District of Texas, Houston Division; and (3) Jesse Menning, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. 2002-28924, in the 164th Judicial District Court of Harris County, Texas.  These lawsuits relate to our restatement in 2002 of certain financial statements.  These lawsuits all allege breaches of fiduciary duty and waste of corporate assets by all of the defendants.  A motion to dismiss the Guitierrez and Pagano lawsuits was filed.  The court dismissed the Pagano action as duplicative of the Guitierrez action.  The court granted the motion to dismiss the Guitierrez action and the plantiffs have appealed that ruling.  The Menning action has been dismissed, but with an agreement that the plaintiff’s claims as to Cornell are tolled until 30 days following the final resolution of the Guitierrez case, including any appeals.

The plaintiffs in these cases have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty.  However, management believes the Company has good defenses and intends to vigorously defend against the claims asserted in these actions.  We have not recorded any loss accruals related to these claims.

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

Other

Additionally, we currently and from time to time are subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries or for wrongful restriction of or interference with offender privileges and employment matters. If an adverse decision in these matters exceeds our insurance coverage, or if our coverage is deemed not to apply to these matters, or if the underlying insurance carrier was unable to fulfill its obligation under the insurance coverage provided, it could have a material adverse effect on our financial position, results of operations or cash flows.

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

During the nine months ended September 30, 2005, Kemper continued to implement its run-off plan.  As a result, several of our significant claims were settled by Kemper in the second quarter of 2005. In conjunction with these settlements, we recorded a charge against our existing reserve in the amount of $0.3 million.  We believe that the uncertainty surrounding the ability of Kemper to settle our remaining outstanding claims still exists. Based on our analysis of the claims activity during the third quarter, we felt it necessary to record an additional reserve in the amount of approximately $0.2 million at September 30, 2005.  We believe our estimated range of exposure, above our existing $0.5 million reserve, to be approximately $0.1 million related to the outstanding claims which could become our obligation to resolve if not settled through Kemper.

While the outcome of such matters cannot be predicated with certainty, based on the information known to date, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, operating results or cash flow.

10.       Derivative Financial Instruments and Guarantees

Debt Service Reserve Fund and Debt Service Fund

In August 2001, MCF completed a bond offering to finance the 2001 Sale and Leaseback Transaction.  In connection with this bond offering, two reserve fund accounts were established by MCF pursuant to the terms of the indenture: (1) MCF’s Debt Service Reserve Fund, aggregating $23.8 million at September 30, 2005 and December 30, 2004, was established to make payments on MCF’s outstanding bonds in the event the Company (as lessee) should fail to make the scheduled rental payments to MCF and (2) MCF’s Debt Service Fund, aggregating approximately $13.0 million and $17.1 million at September 30, 2005 and December 31, 2004, respectively, used to accumulate the monthly lease payments that MCF receives from the Company until such funds are used to pay MCF’s semi-annual bond interest and annual bond principal payments.  Both reserve fund accounts are subject to the agreements with the MCF Equity Investors whereby guaranteed rates of return of 3.0% and 5.08%, respectively, are provided for in the balance of the Debt Service Reserve Fund and the Debt Service Fund.  The guaranteed rates of return are characterized as cash flow hedge derivative instruments.  At inception, the derivatives had an aggregate fair value of $4.0 million, which has been recorded as a decrease to the equity investment in MCF made by the MCF Equity Investors (MCF minority interest) and as a deferred liability in our Consolidated Balance Sheets. Changes in the fair value of the derivative instruments are recorded as an adjustment to other long-term liabilities and reported as other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Income (Loss).

At September 30, 2005 and December 31, 2004, the fair value of these derivative instruments was approximately $2.5 million and $2.2 million, respectively.  As a result, our Consolidated Statements of Operations and Comprehensive Income (Loss) include other comprehensive income (loss) of approximately ($0.2) million and $0.9 million for the three months ended September 30, 2005 and 2004, respectively, and ($0.2) million and $0.3 million for the nine months ended September 30, 2005 and 2004, respectively.  The $0.2 million unrealized loss reported in comprehensive income (loss) for the nine months ended September 30, 2005 includes an adjustment of $0.6 million for the tax effect of changes in fair value during the years ended December 31, 2002 and 2003. This adjustment decreased accumulated other comprehensive income and increased deferred tax liabilities in our Consolidated Balance Sheet as of September 30, 2005.

In connection with MCF’s bond offering, the MCF Equity Investor provided a guarantee of the Debt Service Reserve Fund if a bankruptcy of the Company were to occur and a trustee for the estate of the Company were to include the Debt Service Reserve Fund as an asset of the Company’s estate.  This guarantee is characterized as an insurance contract and the cost is being amortized to expense over the life of the debt.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues
Adult secure institutional	$33,275	$30,529	$96,428	$83,040
Juvenile	30,052	28,751	90,506	84,108
Adult community-based	15,871	12,056	44,406	36,140
Total revenues	$79,198	$71,336	$231,340	$203,288

Pre-opening and start-up expenses
Adult secure institutional	$1,607	$1,918	$6,650	$2,588
Juvenile	—	1,495	1,803	2,093
Adult community-based	—	42	—	42
Total pre-opening and start-up expenses	$1,607	$3,455	$8,453	$4,723

Income from operations
Adult secure institutional	$6,957	$6,180	$19,376	$18,352
Juvenile	3,722	3,655	11,419	10,309
Adult community-based	3,152	2,288	8,466	6,485
Subtotal	13,831	12,123	39,261	35,146
General and administrative expense	(4,760)	(5,596)	(15,997)	(15,361)
Amortization of intangibles	(560)	(413)	(1,533)	(952)
Corporate and other	(319)	(446)	(1,064)	(1,367)
Total income from operations	$8,192	$5,668	$20,667	$17,466

Loss on discontinued operations, net of tax
Adult secure institutional	$—	$—	$—	$—
Juvenile	(236)	(1,041)	(3,323)	(1,833)
Adult community-based	(43)	53	(71)	112
Total loss on discontinued operations, net of tax	$(279)	$(988)	$(3,394)	$(1,721)

	September 30,	December 31,
	2005	2004
Assets
Adult secure institutional	$197,643	$172,793
Juvenile	108,843	123,890
Adult community-based	68,346	62,984
Intangible assets, net	20,476	14,747
Corporate and other	101,098	133,217
Total assets	$496,406	$507,631

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

Condensed Consolidating Balance Sheet as of September 30, 2005 (in thousands) (unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,185	$906	$37	$—	$10,128
Investment securities	20,800	—	—	—	20,800
Accounts receivable, net	2,101	56,305	189	—	58,595
Debt service fund and other restricted assets	—	2,825	12,958	—	15,783
Prepaids and other	12,154	2,418	—	—	14,572
Total current assets	44,240	62,454	13,184	—	119,878
Property and equipment, net	205	161,010	155,697	(5,934)	310,978
Other assets:
Debt service reserve fund	—	—	23,802	—	23,802
Deferred costs and other, net	40,666	27,524	8,919	(35,361)	41,748
Investment in subsidiaries	16,522	1,856	—	(18,378)	—
Total assets	$101,633	$252,844	$201,602	$(59,673)	$496,406

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$39,769	$7,058	$2,347	$(2,600)	$46,574
Current portion of long-term debt	—	1	9,700	—	9,701
Total current liabilities	39,769	7,059	12,047	(2,600)	56,275
Long-term debt, net of current portion	111,305	111	156,000	—	267,416
Deferred tax liabilities	7,937	(1,763)	—	621	6,795
Other long-term liabilities	5,445	163	33,633	(36,564)	2,677
Intercompany	(226,066)	226,066	—	—	—
Total liabilities	(61,610)	231,636	201,680	(38,543)	333,163
Stockholders’ equity	163,243	21,208	(78)	(21,130)	163,243
Total liabilities and stockholders’ equity	$101,633	$252,844	$201,602	$(59,673)	$496,406

Condensed Consolidating Balance Sheet as of December 31, 2004 (in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,559	$296	$40	$—	$9,895
Investment securities	51,740	—	—	—	51,740
Accounts receivable, net	3,298	61,189	378	—	64,865
Debt service fund and other restricted assets	121	2,451	17,141	—	19,713
Prepaids and other	15,664	1,962	—	—	17,626
Total current assets	80,382	65,898	17,559	—	163,839
Property and equipment, net	672	128,965	158,863	(6,245)	282,255
Other assets:
Debt service reserve fund	—	—	23,801	—	23,801
Deferred costs and other, net	39,392	19,225	9,362	(30,243)	37,736
Investment in subsidiaries	20,613	1,856	—	(22,469)	—
Total assets	$141,059	$215,944	$209,585	$(58,957)	$507,631

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$36,191	$7,369	$6,197	$(2,520)	$47,237
Current portion of long-term debt	—	5	9,000	—	9,005
Total current liabilities	36,191	7,374	15,197	(2,520)	56,242
Long-term debt, net of current portion	113,827	1	165,700	—	279,528
Deferred tax liabilities	7,966	—	—	122	8,088
Other long-term liabilities	5,846	80	28,546	(32,011)	2,461
Intercompany	(184,083)	184,083	—	—	—
Total liabilities	(20,253)	191,538	209,443	(34,409)	346,319
Stockholders’ equity	161,312	24,406	142	(24,548)	161,312
Total liabilities and stockholders’ equity	$141,059	$215,944	$209,585	$(58,957)	$507,631

Condensed Consolidating Statement of Operations for the three months ended September 30, 2005 (in thousands) (unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$4,502	$88,766	$4,502	$(18,572)	$79,198
Operating expenses	3,936	75,070	32	(18,233)	60,805
Pre-opening and start-up expenses	—	1,607	—	—	1,607
Depreciation and amortization	(42)	2,932	1,055	(111)	3,834
General and administrative expenses	4,742	—	18	—	4,760
Income (loss) from operations	(4,134)	9,157	3,397	(228)	8,192
Overhead allocations	(6,137)	6,137	—	—	—
Interest, net	940	1,022	3,422	11	5,395
Equity income (loss) in subsidiaries	1,459	—	—	(1,459)	—
Income (loss) from continuing operations before provision (benefit) for income taxes	2,522	1,998	(25)	(1,698)	2,797
Provision (benefit) for income taxes	1,245	—	—	(4)	1,241
Income (loss) from continuing operations	1,277	1,998	(25)	(1,694)	1,556
Discontinued operations, net of income tax benefit of $150	—	(279)	—	—	(279)
Net income (loss)	$1,277	$1,719	$(25)	$(1,694)	$1,277

Condensed Consolidating Statement of Operations for the three months ended September 30, 2004 (in thousands) (unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$4,538	$80,823	$4,502	$(18,527)	$71,336
Operating expenses	6,468	65,017	2	(18,205)	53,282
Pre-opening and start-up expenses	—	3,455	—	—	3,455
Depreciation and amortization	—	2,361	1,056	(82)	3,335
General and administrative expenses	5,571	—	18	7	5,596
Income (loss) from operations	(7,501)	9,990	3,426	(247)	5,668
Overhead allocations	(9,687)	9,687	—	—	—
Interest, net	590	1,274	3,673	11	5,548
Loss on extinguishment of debt	—	5	—	—	5
Equity income (loss) in subsidiaries	(2,634)	—	—	2,634	—
Income (loss) from continuing operations before provision (benefit) for income taxes	(1,038)	(976)	(247)	2,376	115
Provision (benefit) for income taxes	(141)	273	—	(108)	24
Income (loss) from continuing operations	(897)	(1,249)	(247)	2,484	91
Discontinued operations, net of income tax benefit of $277	—	(988)	—	—	(988)
Net income (loss)	$(897)	$(2,237)	$(247)	$2,484	$(897)

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2005 (in thousands) (unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$13,512	$260,493	$13,506	$(56,171)	$231,340
Operating expenses	12,399	217,554	56	(55,165)	174,844
Pre-opening and start-up expenses	—	8,453	—	—	8,453
Depreciation and amortization	—	8,524	3,166	(311)	11,379
General and administrative expenses	15,941	—	56	—	15,997
Income (loss) from operations	(14,828)	25,962	10,228	(695)	20,667
Overhead allocations	(21,727)	21,727	—	—	—
Interest, net	2,418	3,822	10,447	32	16,719
Equity income (loss) in subsidiaries	(3,847)	—	—	3,847	—
Income (loss) from continuing operations before provision (benefit) for income taxes	634	413	(219)	3,120	3,948
Provision (benefit) for income taxes	1,941	—	—	(80)	1,861
Income (loss) from continuing operations	(1,307)	413	(219)	3,200	2,087
Discontinued operations, net of income tax benefit of $1,827	—	(3,394)	—	—	(3,394)
Net income (loss)	$(1,307)	$(2,981)	$(219)	$3,200	$(1,307)

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2004 (in thousands) (unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$13,626	$229,749	$13,506	$(53,593)	$203,228
Operating expenses	18,190	190,971	25	(52,952)	156,234
Pre-opening and start-up expenses	—	4,723	—	—	4,723
Depreciation and amortization	—	6,566	3,167	(229)	9,504
General and administrative expenses	15,286	—	56	19	15,361
Income (loss) from operations	(19,850)	27,489	10,258	(431)	17,466
Overhead allocations	(25,521)	25,521	—	—	—
Interest, net	(1,380)	4,701	11,059	32	14,412
Loss on extinguishment of debt	—	2,361	—	—	2,361
Equity income (loss) in subsidiaries	(7,340)	—	—	7,340	—
Income (loss) from continuing operations before provision (benefit) for income taxes	(289)	(5,094)	(801)	6,877	693
Provision (benefit) for income taxes	999	(380)	—	(359)	260
Income (loss) from continuing operations	(1,288)	(4,714)	(801)	7,236	433
Discontinued operations, net of income tax benefit of $785	—	(1,721)	—	—	(1,721)
Net income (loss)	$(1,288)	$(6,435)	$(801)	$7,236	$(1,288)

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2005 (in thousands) (unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$(24,335)	$37,493	$4,814	$—	$17,972

Cash flows from investing activities:
Capital expenditures	—	(37,331)	—	—	(37,331)
Purchases of investment securities	(905,345)	—	—	—	(905,345)
Sales of investment securities	936,285	—	—	—	936,285
Acquisition of a business	(9,139)	—	—	—	(9,139)
Withdrawals from restricted debt payment account, net	—	—	4,183	—	4,183
Proceeds from sale of fixed assets	—	624	—	—	624
Net cash provided by (used in) investing activities	21,801	(36,707)	4,183	—	(10,723)

Cash flows from financing activities:
Payments on acquired debt	(1,905)	—	—	—	(1,905)
Payments of MCF bonds	—	—	(9,000)	—	(9,000)
Payments of capital lease obligations	—	(176)	—	—	(176)
Proceeds from exercise of stock options	4,065	—	—	—	4,065
Net cash provided by (used in) financing activities	2,160	(176)	(9,000)	—	(7,016)

Net increase (decrease) in cash and cash equivalents	(374)	610	(3)	—	233

Cash and cash equivalents at beginning of period	9,559	296	40	—	9,895

Cash and cash equivalents at end of period	$9,185	$906	$37	$—	$10,128

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2004 (in thousands) (unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(78,091)	$79,959	$4,136	$—	$6,004

Cash flows from investing activities:
Capital expenditures, net	—	(24,863)	—	—	(24,863)
Purchases of investment securities	(63,165)	—	—	—	(63,165)
Sales of investment securities	29,750	—	—	—	29,750
Purchase of facility management contract	—	(2,900)	—	—	(2,900)
Refund from restricted escrow arrangement	5,000	—	—	—	5,000
Withdrawals from restricted debt payment account, net	—	—	4,131	—	4,131
Proceeds from sale of fixed assets	—	163	—	—	163
Net cash provided by (used in) investing activities	(28,415)	(27,600)	4,131	—	(51,884)

Cash flows from financing activities:
Proceeds from long-term debt and line of credit	69,000	—	—	—	69,000
Payments on line of credit	(71,000)	—	—	—	(71,000)
Payments of synthetic lease	—	(52,499)	—	—	(52,499)
Proceeds from Senior Notes, net of discount	110,527	—	—	—	110,527
Payments of MCF Bonds	—	—	(8,300)	—	(8,300)
Payments for debt issuance and other financing costs	(5,887)	—	—	—	(5,887)
Payments of capital lease obligations	(7)	—	—	—	(7)
Proceeds from exercise of stock options	1,454	—	—	—	1,454
Purchases of treasury stock	(116)	—	—	—	(116)
Net cash provided by (used in) financing activities	103,971	(52,499)	(8,300)	—	43,172

Net decrease in cash and cash equivalents	(2,535)	(140)	(33)	—	(2,708)

Cash and cash equivalents at beginning of period	39,827	289	55	—	40,171

Cash and cash equivalents at end of period	$37,292	$149	$22	$—	$37,463

ITEM 2.                             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement Disclaimer

This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current plans and actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, (1) the outcomes of pending putative class action shareholder and derivative lawsuits, and related insurance coverage, (2) our ability to win new contracts and to execute our growth strategy, (3) risks associated with acquisitions and the integration thereof (including the ability to achieve administrative and operating cost savings and anticipated synergies), (4) the timing and costs of the opening of new programs and facilities or the expansions of existing facilities and the related ramp-up of expected occupancy, (5) our ability to negotiate contracts at those facilities for which we currently do not have an operating contract, (6) significant charges to expense of deferred costs associated with financing and other projects in development if we determine that one or more of such projects is unlikely to be successfully concluded, (7) results from alternative deployment or sale of facilities such as the New Morgan Academy and the Campbell Griffin Treatment Center, or the inability to do so, (8) our ability to complete the construction of the Moshannon Valley Correctional Center as anticipated, (9) changes in governmental policy and/or funding to discontinue or not renew existing arrangements, to eliminate or discourage the privatization of correctional, detention and pre-release services in the United States, or to eliminate rate increase, (10) the availability of financing on terms that are favorable to us and (11) fluctuations in operating results because of occupancy levels and/or mix, competition (including competition from two competitors that are substantially larger than us), increases in cost of operations, fluctuations in interest rates and risks of operations.

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

We classify as discontinued operations those components of our business that we hold for sale or have been disposed and have cash flows that are clearly distinguishable operationally and for financial reporting purposes from the rest of our operations.  For the nine months ended September 30, 2005, we classified the operating results of certain facilities and programs as discontinued operations.  This was the result of management’s decision to close at certain facilities.  In the first quarter of 2005, these facilities and programs included the Residential School, the Maple Creek Home and our mental health wrap programs in Pennsylvania.  During the second quarter of 2005, we closed the Northside Clinic and the Jos-Arz Academy.  Notifications were made to the required contracting entities regarding the termination of the related programs.  Accordingly, these facilities and programs have been excluded from such statistics and information as to the number of facilities in operation, service capacity, contracted beds in operation and average contract occupancy percentages, as well as management’s discussions regarding revenues and expenses.  Discontinued operations have been presented separately in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2005 and 2004.

At September 30, 2005, we operated 81 facilities with a total service capacity of 17,992 and had 2 facilities under development or construction with an aggregate service capacity of 1,514 upon completion. Our facilities are located in 17 states and the District of Columbia.

The following table sets forth for the periods indicated total residential service capacity and contracted beds in operation at the end of the periods shown, average contract occupancy percentages and total non-residential service capacity, excluding in both periods those facilities and programs that were classified as discontinued operations.

	September 30,	September 30,
	2005	2004
Residential
Service capacity (1)	14,324	13,656
Contracted beds in operation (end of period) (2)	11,761	10,695
Average contract occupancy based on contracted beds in operation (3) (4)	97.0%	99.5%
Average contract occupancy excluding start-up operations (3) (4)	103.1%	100.6%
Non-Residential
Service capacity (5)	5,182	3,852

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

(3)          Average contract occupancy percentages reflect less than normalized occupancy during the start-up phase of any applicable facility, resulting in a lower average contract occupancy percentage in periods when we have substantial start-up activities.

(4)          Average contract occupancy percentages are calculated based on actual occupancy for the period as a percentage of the contracted capacity for residential facilities in operation.  These percentages do not reflect the operations of our non-residential community-based programs.  At certain residential facilities, our contracted capacity is lower than the facility’s service capacity.  Additionally, certain facilities have and are currently operating above our current contracted capacity.  As a result, average contract occupancy percentages can exceed 100% if the average actual occupancy exceeded our contracted capacity.

(5)          Service capacity for our non-residential programs is based on either contractual terms or an estimate of the number of clients to be served.  We update these estimates at least annually based on the program’s budget and other factors.

We derive substantially all of our revenues from providing adult corrections and treatment and juvenile justice, educational and treatment services outsourced by federal, state and local government agencies in the United States.  Revenues for our services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis, on a cost-plus reimbursement basis or on a fee-for-services basis.  For the three months ended September 30, 2005, our revenue base consisted of 76.0% for services provided under per diem contracts, 10.5% for services provided under take-or-pay and management contracts, 9.5% for services provided under cost-plus reimbursement contracts, 2.9% for services provided under fee-for-service contracts and 1.1% from other miscellaneous sources.   For the nine months ended September 30, 2005, our revenue base consisted of 76.2% for services provided under per diem contracts, 10.1% for services provided under take-or-pay and management contracts, 9.4% for services provided under cost-plus reimbursement contracts, 3.0% for services provided under fee-for-service contracts and 1.3% from other miscellaneous sources.  There has been an increase in the percentage of revenues for services provided under per diem contracts and a decrease in the percentage of revenues provided under fee-for-service contracts between the comparable periods for 2005 and 2004.  Additionally, the percentages for 2005 reflect the acquisition of CSI in April 2005.  Revenues can fluctuate from period to period due to changes in government funding policies, changes in the number of clients referred to our facilities by governmental agencies, the opening of new facilities or the expansion of existing facilities and the termination of contracts for a facility or the closure of a facility.

Revenues for our adult secure institutional services division are primarily generated from per diem, take-or-pay and management contracts.  For the three months ended September 30, 2005 and 2004, we realized average per diem rates on our adult secure institutional facilities of approximately $49.11 and $47.86, respectively.  For the nine months ended September 30, 2005 and 2004, we realized average per diem rates of approximately $48.73 and $48.42, respectively.

Revenues for our juvenile justice, educational and treatment services division are primarily generated from per diem, fee-for-service and cost-plus reimbursement contracts.  For the three months ended September 30, 2005 and 2004, we realized average per diem rates on our residential juvenile facilities of approximately $166.76 and $166.20, respectively.  For the nine months ended September 30, 2005 and 2004, we realized average per diem rates of approximately $165.54 and $164.34, respectively.  For the three months ended September 30, 2005 and 2004, we realized average fee-for-service rates for our non-residential community-based juvenile facilities and programs, including rates that are limited by Medicaid and other private insurance providers, of approximately $39.37 and $36.04, respectively.  For the nine months ended September 30, 2005 and 2004, we realized average fee-for-service rates of approximately $33.24 and $33.02, respectively.  The majority of our juvenile services contracts renew annually.

Revenues for our adult community-based corrections and treatment services division are primarily generated from per diem and fee-for-service contracts.  For the three months ended September 30, 2005 and 2004, we realized average per diem rates on our residential adult community-based facilities of approximately $60.70 and $63.53, respectively.  The decrease in the average per diem in the three months ended September 30, 2005 as compared to the same period of 2004 was due to lower per diem rates at the facilities and programs acquired from CSI in April 2005.  For the nine months ended September 30, 2005 and 2004, we realized average per diem rates of approximately $60.73 and $61.78, respectively.  For the three months ended September 30, 2005 and 2004, we realized average fee-for-service rates on our non-residential adult community-based programs of approximately $9.59 and $8.15, respectively.  For the nine months ended September 30, 2005 and 2004, we realized average fee-for-service rates of approximately $8.90 and $8.52, respectively.

Factors considered in determining billing rates to charge include: (1) the programs specified by the contract and the related staffing levels, (2) wage levels customary in the respective geographic areas, (3) whether the proposed facility is to be leased or purchased and (4) the anticipated average occupancy levels that could reasonably be maintained.

We have historically experienced higher operating margins in our adult secure institutional services and adult community-based corrections and treatment services divisions as compared to the juvenile justice, educational and treatment services division.  Additionally, our operating margins within a division can vary from facility to facility based on whether a facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract, and our ability to increase a facility’s contract revenue.  A decline in occupancy of certain juvenile justice, educational and treatment facilities can have a more significant impact on operating results than the adult secure institutional services division due to higher per diem rates at certain juvenile facilities.  We have experienced and expect to continue to experience interim period operating margin fluctuations due to the number of calendar days in the period, higher payroll taxes in the first half of the year, and salary and wage increases and insurance cost increases that we incur prior to certain contract rate increases.  Moreover, many of the governmental agencies with whom we contract continue to experience budget pressures and may approach us to limit or reduce per diem rates.  Decreases in, or the lack of anticipated increases in, per diem rates could adversely impact our operating margin.  Additionally, a decrease in per diem rates without a corresponding decrease in operating expenses could also adversely affect our operating margin.

We are generally responsible for all facility operating costs, except for certain debt service and interest or lease payments for facilities where we have a management contract only.  At these facilities, the facility owner is responsible for all debt service and interest and lease payments related to the facility.  We are responsible for all other operating expenses at these facilities.  We operated 22 and ten facilities under management contracts at September 30, 2005 and 2004, respectively.

A majority of our facility operating costs consist of fixed costs.  These fixed costs include lease and rental expense, insurance, utilities and depreciation.  As a result, when we commence operation of new or expanded facilities, fixed operating costs increase.  The amount of our variable operating costs, including food, medical services, supplies and clothing, depend on occupancy levels at the facilities we operate.  Our largest single operating cost, facility payroll expense and related employment taxes and expenses, has both a fixed and a variable component.  We can adjust a facility’s staffing levels and the related payroll expense to a certain extent based on occupancy at a facility, however a minimum fixed number of employees is required to operate and maintain any facility regardless of occupancy levels.  Personnel costs are subject to increases in tightening labor markets based on local economic and other conditions.

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

Recent Developments

Facility Closures

During the nine months ended September 30, 2005, we elected to close certain facilities and programs based on an internal analysis of various factors including risk adjusted return on capital employed, cash flow, operational intensity and personnel requirements.  These facilities and programs included the Residential School and the Maple Creek Home facilities, as well as certain mental health wrap programs in Pennsylvania in the first quarter of 2005.  During the second quarter of 2005, we closed the Northside Clinic and the Jos-Arz Academy.  For the three months ended September 30, 2005 and 2004, these discontinued operations generated net losses of approximately $0.3 million and $1.0 million, respectively.  Revenues for these discontinued operations were approximately $3.4 million for the three months ended September 30, 2004 (none for the three months ended September 30, 2005).  For the nine months ended September 30, 2005 and 2004, these discontinued operations generated net losses of approximately $3.4 million and $1.7 million, respectively.  Revenues for these discontinued operations were approximately $2.6 million and $10.7 million for the nine months ended September 30, 2005 and 2004, respectively.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment,” which requires companies to expense the value of employee stock options and other types of equity-based compensation based on the fair value of the options at the award’s grant date based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. When measuring fair value, companies can choose an option-pricing model (e.g., Black-Sholes or binominal models) that approximately reflects their specific circumstances and the economics of their transactions. Companies will recognize compensation cost per share based payment awards as they vest, including the related tax effects.  The effective date of SFAS No. 123R, as amended, applies to annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share based payment awards at the company’s adoption date.  In April 2005, the Securities and Exchange Commission adopted a rule that amends the adoption date of SFAS No. 123R to January 1, 2006.  We are currently evaluating the alternative transition methods permitted by SFAS No. 123R. Presently we believe we will utilize the Black-Sholes option pricing model. We currently anticipate that our evaluation process will be completed during the fourth quarter of 2005, with implementation during the first quarter of 2006.

Under SFAS No. 123R, compensatory employee stock purchase plans (ESPP) are required to recognize compensation cost over the requisite service period for grants made under the ESPP.  The criteria that an ESPP must meet to be considered non-compensatory are more restrictive under SFAS No. 123R than they are under APB No. 25.  We are currently evaluating the impact on our ESPP by SFAS No. 123R.

The FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 is effective, and will be adopted, for accounting changes made in fiscal years beginning after December 15, 2005 and is to be applied retrospectively.  SFAS No. 154 requires that retroactive application of a change in accounting principle be limited to the direct effects of the change.  Our adoption of SFAS No. 154 is not expected to have a material effect on our financial position, results of operations or cash flows.

Results of Operations

The following table sets forth for the periods indicated the percentages of revenue represented by certain items in our historical consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	76.8	74.7	75.6	76.9
Pre-opening and start-up expenses	2.0	4.8	3.7	2.3
Depreciation and amortization	4.8	4.7	4.9	4.7
General and administrative expenses	6.0	7.8	6.9	7.6
Income from operations	10.4	8.0	8.9	8.5
Interest expense, net	6.8	7.8	7.2	7.1
Loss on extinguishment of debt	—	—	—	1.2
Income from continuing operations before provision for income taxes	3.6	0.2	1.7	0.2
Provision for income taxes	1.6	—	0.8	0.1
Income from continuing operations	2.0	0.2	0.9	0.1
Discontinued operations, net of taxes	(0.4)	(1.4)	(1.5)	(0.8)
Net income (loss)	1.6%	(1.2)%	(0.6)%	(0.7)%

Three Months Ended September  30, 2005 Compared to Three Months Ended September 30, 2004

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

Revenues.  Revenues increased approximately $7.9 million, or 11.1%, to $79.2 million for the three months ended September 30, 2005 from $71.3 million for the three months ended September 30, 2004.

Adult Secure. Adult secure institutional services division revenues increased approximately $2.8 million, or 9.2%, to $33.3 million for the three months ended September 30, 2005 from $30.5 million for the three months ended September 30, 2004 due primarily to (1) the opening of the two tower Regional Correctional Center in July and December 2004 which contributed revenues of approximately $0.8 million, (2) revenues of approximately $1.1 million generated by the eight adult secure facilities acquired from CSI in April 2005, (3) an increase in revenues of approximately $0.5 million at the Big Spring Correctional Center due to increased occupancy, (4) an increase in occupancy at the D. Ray James Prison which increased revenues by approximately $0.4 million and (5) an increase in revenues of approximately $0.6 million at the Walnut Grove Youth Correctional Facility due to increased occupancy.   The increase in adult secure revenues due to the above was offset, in part, by a decrease in revenues of approximately $0.8 million due to the non-renewal of the Valencia County Detention Center contract as of December 31, 2004.  The remaining net increase in revenues of approximately $0.2 million was due to various insignificant fluctuations in revenues at our other adult secure facilities.

Our adult secure institutional services division revenues are primarily generated from contracts with federal and state government agencies.  At September 30, 2005, we operated 16 adult secure institutional facilities with an aggregate service capacity of 8,114.

Average contract occupancy was 95.7% for the three months ended September 30, 2005 compared to 97.1% for the three months ended September 30, 2004.  The decline in the average contract occupancy percentage in 2005 was due to the two tower Regional Correctional Center which opened in July and December 2004 and did not operate at full capacity during the three months ended September 30, 2005.  Excluding the actual occupancy and contract capacity for the start-up activities of the Regional Correctional Center in 2005 and 2004, average contract occupancy was 102.4% and 103.1% for the three months ended September 30, 2005 and 2004, respectively.  The average per diem rate for our adult secure facilities was approximately $49.11 and $47.86 for the three months ended September 30, 2005 and 2004, respectively.  Revenues attributable to start-up operations were approximately $0.7 million for the three months ended September 30, 2005 and 2004  and were attributable solely to the Regional Correctional Center.

Juvenile. Juvenile justice, educational and treatment services division revenues increased approximately $1.3 million, or 4.5%, to $30.1 million for the three months ended September 30, 2005 from $28.8 million for the three months ended September 30, 2004 due primarily to (1) the opening of the Southern Peaks Regional Treatment Center in August 2004 which contributed revenues of approximately $1.7 million, (2) the commencement of our management contract for the Reading Alternative Education Program in July 2005 which contributed revenues of approximately $0.6 million and (3) the commencement of our management contract at the Oak Hill Youth Center which contributed approximately $0.2 million.  The increase in revenues due to the above was offset, in part, by a decrease in revenues of approximately $0.4 million at the Abraxas Center for Adolescent Females (ACAF) and $0.8 million at the Campbell Griffin Treatment Center to due reduced occupancy.

At September 30, 2005, we operated 20 residential juvenile facilities and 15 non-residential community-based programs with an aggregate service capacity of 4,487.  Our contracts for these facilities and programs are generally with state and local government agencies and generally renew annually.

Average contract occupancy for the three months ended September 30, 2005 was 86.8% compared to 88.5% for the three months ended September 30, 2004.  The decline in the average contract occupancy was principally due to the Campbell Griffin Treatment Center.  Excluding the actual occupancy and contract capacity for the start-up activities of the Plankinton Regional Detention Center and the Southern Peaks Regional Treatement Center in 2004, average contract occupancy was 90.3% for the three months ended September 30, 2004.

The average per diem rate for our residential juvenile facilities was approximately $166.76 for the three months ended September 30, 2005 compared to $166.20 for the three months ended September 30, 2004.  Our average fee-for-service rate for our non-residential juvenile community-based facilities and programs was approximately $39.37 for the three months ended September 30, 2005 compared to $36.04 for the three months ended September 30, 2004.  The increase in the average fee-for-service rate in 2005 as compared to 2004 was due to changes in the mix of services provided by our various non-residential juvenile facilities and programs.

There were no revenues attributable to start-up operations for the three months ended September 30, 2005.  Revenues attributable to start-up operations were approximately $0.3 million for the three months ended September 30, 2004 and were attributable to the start-up operations of the Plankinton Regional Detention Center and Southern Peaks Regional Treatment Center.

Adult Community-Based. Adult community-based corrections and treatment services division revenues increased approximately $3.8 million, or 31.4%, to $15.9 million for the three months ended September 30, 2005 from $12.1 million for the three months ended September 30, 2004 due primarily to (1) revenues of approximately $2.7 million generated by the eleven adult community-based facilities and programs acquired from CSI in April 2005 and (2) the opening of the Las Vegas Center in December 2004 which contributed revenues of approximately $0.4 million.  The remaining net increase in revenues of approximately $0.7 million was due to various insignificant fluctuations in revenues at our other adult community-based corrections and treatment facilities and programs.

At September 30, 2005, we operated 21 residential adult community-based facilities and 10 non-residential adult community-based programs with an aggregate service capacity of 5,391.  Average contract occupancy was 111.7% for the three months ended September 30, 2005 compared to 103.0% for the three months ended September 30, 2004.  The average per diem rate for our residential adult community-based facilities was approximately $60.70 for the three months ended September 30, 2005 compared to $63.53 for the three months ended September 30, 2004.  The decrease in the average per diem rate for 2005 as compared to 2004 was due to lower per diem rates at the facilities and programs acquired from CSI in April 2005.  The average fee-for-service rate for our non-residential adult community-based programs was approximately $9.59 for the three months ended September 30, 2005 compared to $8.15 for the three months ended September 30, 2004.  The increase in the average fee-for-service rate for 2005 as compared to 2004 was due to changes in the mix of services provided by our various non-residential adult community-based programs and facilities.  There were no revenues attributable to start-up operations for the three months ended September 30, 2005 and 2004.

Operating Expenses. Operating expenses increased approximately $7.5 million, or 14.1%, to $60.8 million for the three months ended September 30, 2005 from $53.3 million for the three months ended September 30, 2004.

Adult Secure. Adult secure institutional services division operating expenses increased approximately $2.3 million, or 11.1%, to $23.1 million for the three months ended September 30, 2005 from $20.8 million for the three months ended September 30, 2004 due primarily to (1) operating expenses of approximately $0.9 million attributable to the eight adult secure facilities acquired from CSI in April 2005, (2) an increase in operating expenses of approximately $0.6 million due to increased occupancy and higher period costs at the Big Spring Correctional Center and (3) an increase in operating expenses of approximately $1.0 million at the Regional Correctional Center. Expenses for the Regional Correctional Center were included in pre-opening and start-up expenses in the three months ended September 30, 2004. The increase in operating expenses due to the above was offset, in part, by a decrease in operating expenses of approximately $0.7 million due to the non-renewal of the Valencia County Detention Center contract as of December 31, 2004.  The remaining net increase in operating expenses of approximately $0.5 million was due to various insignificant fluctuations in operating expenses at our other adult secure facilities.

As a percentage of segment revenues, adult secure institutional services division operating expenses were 69.5% for the three months ended September 30, 2005 compared to 68.1% for the three months ended September 30, 2004.  Excluding approximately $0.7 million of revenues attributable to the start-up operations of the Regional Correctional Center in the third quarter of 2005 and 2004, adult secure institutional services division operating expenses, as a percentage of segment revenues, were 71.1% and 69.7%, respectively.

Juvenile. Juvenile justice, educational and treatment services division operating expenses increased approximately $2.5 million, or 10.9%, to $25.5 million for the three months ended September 30, 2005 from $23.0 million for the three months ended September 30, 2004 due primarily to (1) the opening of the Southern Peaks Regional Treatment Center in August 2004, which increased operating expenses by approximately $1.8 million, (2) the commencement of our management contract for the Lebanon Alternative Education Program in September 2004, which increased operating expenses by approximately $0.3 million, (3) the commencement of our management contract for the Philadelphia Alternative Education Program in August 2004, which increased operating expenses by approximately $0.3 million, (4) the commencement of our management contract at the Oak Hill Youth Center which increased operating expenses by approximately $0.1 million and (5) the commencement of our management contract for the Reading Alternative Education Program which increased operating expenses by approximately $0.2 million.  The remaining net decrease in operating expenses of approximately $0.4 million was due to various insignificant fluctuations in operating expenses at our other juvenile facilities and programs.

As a percentage of segment revenues, juvenile services division operating expenses were 84.8% for the three months ended September 30, 2005 compared to 80.0% for three months ended September 30, 2004.  Excluding approximately $0.3 million of revenues attributable to the start-up operations of the Southern Peaks Regional Treatement Center and the Plankinton Regional Detention Center in the third quarter of 2004, juvenile services division operating expenses, as a percentage of segment revenues, were 80.7% for the three months ended September 30, 2004.

Adult Community-Based. Adult community-based corrections and treatment services division operating expenses increased approximately $2.7 million, or 28.4%, to $12.2 million for the three months ended September 30, 2005 from $9.5 million for the three months ended September 30, 2004 due primarily to (1) operating expenses of approximately $2.3 million attributable to the eleven adult community-based programs and facilities acquired from CSI in April 2005 and (2) the opening of the Las Vegas Center in December 2004 which increased operating expenses by approximately $0.3 million.  The remaining net increase in operating expenses of $0.1 million was due to various insignificant fluctuations in operating expenses at our other adult community-based facilities and programs.  As a percentage of segment revenues, adult community-based corrections and treatment services division operating expenses were 76.7% for the three months ended September 30, 2005 compared to 78.5% for the three months ended September 30, 2004.

Pre-Opening and Start-up Expenses. Pre-opening and start-up expenses for the three months ended September 30, 2005 were approximately $1.6 million and were attributable to the pre-opening and start-up activities of the Regional Correctional Center and the Moshannon Valley Correctional Center.  Pre-opening and start-up expenses for the three months ended September 30, 2004 were approximately $3.5 million and were attributable to the pre-opening and start-up activities of the Regional Correctional Center, the Southern Peaks Regional Treatment Center, the Las Vegas Center and the Plankinton Regional Detention Center.

Depreciation and Amortization. Depreciation and amortization increased approximately $0.5 million, or 15.2%, to $3.8 million for the three months ended September 30, 2005 from $3.3 million for the three months ended September 30, 2004.  Depreciation and amortization of property and equipment increased approximately $0.4 million due primarily to depreciation of the Southern Peaks Regional Treatment Center and the Regional Correctional Center buildings which were not in operation and were not being depreciated in the three months ended September 30, 2004.  Amortization of intangibles was approximately $0.6 million and $0.3 million for the three months ended September 30, 2005 and 2004, respectively.  The increase in amortization expense for intangibles in the three months ended September 30, 2005 as compared to 2004 was due to the amortization of the April 2005 purchased contract value for the facilities and programs acquired from CSI.

General and Administrative Expenses. General and administrative expenses decreased approximately $0.8 million, or 14.3%, to $4.8 million for the three months ended September 30, 2005 from $5.6 million for the three months ended September 30, 2004.  The decrease in general and administrative expenses was primarily due to a decrease in personnel costs as a result of management streamlining initiatives implemented in the first quarter of 2005 and a decrease in professional fees.

Interest. Interest expense, net of interest income, decreased to approximately $5.4 million for the three months ended September 30, 2005 from $5.5 million for the three months ended September 30, 2004.  Capitalized interest for the three months ended September 30, 2005 was approximately $1.1 million and was attributable to capitalized interest on development and construction costs for the Moshannon Valley Correctional Center.  Capitalized interest for the three months ended September 30, 2004 was approximately $0.6 million and related to development and construction and/or renovation costs for the Southern Peaks Regional Treatment Center, the Regional Correctional Center, the Las Vegas Center and the Moshannon Valley Correctional Center.

Income Taxes. For the three months ended September 30, 2005, we recognized a provision for income taxes on our income from operations at an estimated effective rate of 44.4%.  Additionally, we recognized an income tax benefit on our loss from discontinued operations at an estimated effective rate of 35.0%.  For the three months ended September 30, 2004, we recognized an income tax benefit at an estimated effective rate of 21.9%.  The change in our estimated effective tax rate in 2005 was related to a reduction in operating income across certain of our business segments and the impact of certain non-deductible expenses such as lobbying.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues. Revenues increased approximately $28.0 million, or 13.8%, to $231.3 million for the nine months ended September 30, 2005 from $203.3 million for the nine months ended September 30, 2004.

Adult Secure. Adult secure institutional services division revenues increased approximately $13.4 million, or 16.1%, to $96.4 million for the nine months ended September 30, 2005 from $83.0 million for the nine months ended September 30, 2004 due primarily to (1) the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004 which increased revenues by approximately $5.8 million, (2) the opening of the two tower Regional Correctional Center in July and December 2004 which increased revenues by approximately $3.6 million, (3) revenues of approximately $2.1 million generated from the eight adult secure facilities acquired from CSI in April 2005, (4) an increase in revenues of approximately $2.7 million at the Big Spring Correctional Center due to increased occupancy, (5) an increase in revenues of approximately $0.9 million at the D. Ray James Prison due to a per diem rate increase received in the latter half of 2004 and (6) an increase in revenues of approximately $0.6 million at the Donald W. Wyatt Detention Center due to increased occupancy.  The increase in revenues due to the above was offset, in part, by a decrease in revenues of approximately $2.5 million due to the non-renewal of the Valencia County Detention Center contract as of December 31, 2004. The remaining net increase in revenue of approximately $0.2 million was due to various insignificant revenue fluctuations at our other adult secure institutional facilities.

Average contract occupancy for the nine months ended September 30, 2005 was 94.8% compared to 99.7% for the nine months ended September 30, 2004.  The decline in the average contract occupancy percentage in the nine months ended September 30, 2005 was due to the two tower Regional Correctional Center, which opened in July and December 2004, and did not operate at full capacity during the nine months ended September 30, 2005.   Excluding the actual occupancy and contract capacity for the start-up operations of the Regional Correctional Center in the nine months ended September 30, 2005 and 2004, average contract occupancy was 103.8% and 101.9% for the nine months ended September 30, 2005 and 2004, respectively.

 The average per diem rate for our adult secure facilities was approximately $48.73 and $48.42 for the nine months ended September 30, 2005 and 2004, respectively.  Revenues attributable to start-up operations for the nine months ended September 30, 2005 and 2004 were approximately $3.3 million and $0.7 million, respectively, and were attributable to the start-up operations of the Regional Correctional Center.

Juvenile. Juvenile justice, educational and treatment services division revenues increased approximately $6.4 million, or 7.6%, to $90.5 million for the nine months ended September 30, 2005 from $84.1 million for the nine months ended September 30, 2004 due primarily to (1) the opening of the Southern Peaks Regional Treatment Center in August 2004 which contributed revenues of approximately $5.0 million, (2) the commencement of our management contract for the Lebanon Alternative Education Program in September 2004 which contributed revenues of approximately $1.0 million, (3) the commencement of our management contract for the Philadelphia Alternative Education Program in August 2004 which contributed revenues of approximately $1.0 million, (4) the commencement of our management contract for the Reading Alternative Education Program in July 2005 which contributed revenues of approximately $0.6 million and (5) an increase in revenue of approximately $1.0 million for the Philadelphia Family Preservation program due increased service hours.  The increase in revenues due to the above was offset, in part, by a decrease in revenues of approximately $2.2 million due to reduced occupancy at ACAF and the Campbell Griffin Treatment Center.

Average contract occupancy for the nine months ended September 30, 2005 was 90.1% compared to 92.9% for the nine months ended September 30, 2004.  Excluding the actual occupancy and contract capacity for the start-up activities of the Southern Peaks Regional Treatment Center in 2005 and 2004 and the start-up activities of the Plankinton Regional Detention Center in 2004, average contract occupancy was 91.1% for the nine months ended September 30, 2005 compared to 94.1% for the nine months ended September 30, 2004.  The average per diem rate for our residential juvenile facilities was approximately $165.54 and $164.34 for the nine months ended September 30, 2005 and 2004, respectively.  Our average fee-for-service rate for our non-residential juvenile community-based facilities and programs was approximately $33.24 and $33.02 for the nine months ended September 30, 2005 and 2004, respectively.

Revenues attributable to start-up operations were approximately $1.5 million for the nine months ended September 30, 2005 and were attributable to the start-up operations of the Southern Peaks Regional Treatment Center.  Revenues attributable to start-up operations were approximately $0.3 million for the nine months ended September 30, 2004 and were attributable to the start-up operations of the Southern Peaks Regional Treatment Center and the Plankinton Regional Detention Center.

Adult Community-Based. Adult community-based corrections and treatment services division revenues increased approximately $8.3 million, or 23.0%, to $44.4 million for the nine months ended September 30, 2005 from $36.1 million for the nine months ended September 30, 2004 due primarily to (1) revenues of approximately $5.5 million from the eleven adult community-based programs and facilities acquired from CSI in April 2005,  (2) the opening of the Las Vegas Center in December 2004 which contributed revenues of approximately $1.2 million, (3) an increase in revenues of approximately $0.6 million at the Dallas County Judicial Treatment Center due to improved occupancy and (4) an increase in revenues of approximately $0.5 million at the Taylor Street Center due to improved occupancy.  The remaining net increase in revenue of approximately $0.5 million was due to various insignificant fluctuations in revenues at our other adult community-based facilities and programs.

Average contract occupancy for the nine months ended September 30, 2005 was 109.7% compared to 104.8% for the nine months ended September 30, 2004.  The average per diem rate for our residential adult community-based facilities was $60.73 and $61.78 for the nine months ended September 30, 2005 and 2004, respectively.   The average fee-for-service rate for our non-residential adult community-based programs was $8.90 and $8.52 for the nine months ended September 30, 2005 and 2004, respectively.   There were no revenues attributable to start-up operations for the nine months ended September 30, 2005 and 2004.

Operating Expenses. Operating expenses increased approximately $18.6 million, or 11.9%, to $174.8 million for the nine months ended September 30, 2005 from $156.2 million for the nine months ended September 30, 2004.

Adult Secure. Adult secure institutional services division operating expenses increased approximately $7.0 million, or 11.9%, to $65.7 million for the nine months ended September 30, 2005 from $58.7 million for the nine months ended September 30, 2004 due primarily to (1) an increase in operating expenses of approximately $4.1 million due to the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004, (2) an increase in operating expenses of approximately $2.6 million at the Big Spring Correctional Center due to increased occupancy, (3) an increase in operating expenses of approximately $0.5 million at the Regional Correctional Center and (4) operating expenses of $1.7 million from the eight adult secure facilities purchased from CSI in April 2005.  The increase in operating expenses due to the above was offset, in part, by a decrease in operating expenses of approximately $2.1 million due to the non-renewal of the Valencia County Detention Center contract as of December 31, 2004.  The remaining net increase in operating expenses of approximately $0.2 million was due to various insignificant fluctuations in operating expenses at our other adult secure facilities.

As a percentage of segment revenues, adult secure institutional services division operating expenses were 68.1% for the nine months ended September 30, 2005 compared to 70.6% for the nine months ended September 30, 2004.  Excluding approximately $3.3 million and $0.7 million of revenues attributable to the start-up operations of the Regional Correctional Center in the nine months ended September 30, 2005 and 2004, respectively, adult secure institutional services division operating expenses were 70.5% and 71.2%, respectively.  The improvement in the 2005 operating margin was due to the positive margin impact of the Walnut Grove Youth Correctional Facility and the eight facilities acquired from CSI in April 2005.

Juvenile. Juvenile justice, educational and treatment services division operating expenses increased approximately $5.5 million, or 7.9%, to $74.8 million for the nine months ended September 30, 2005 from $69.3 million for the nine months ended September 30, 2004 due primarily to (1) the opening of the Southern Peaks Regional Treatment Center in August 2004 which increased operating expenses by approximately $3.4 million, (2) the commencement of our management contract for the Philadelphia Alternative Education Program in August 2004 which increased operating expenses by approximately $1.1 million, (3) the commencement of our management contract for the Lebanon Alternative Education Program in September 2004 which increased operating expenses by approximately $0.8 million, (4) the commencement of our management contract for the Oak Hill Youth Center which increased operating expenses by approximately $0.1 million and (5) the commencement of our management contract for the Reading Alternative Education Program which increased operating expenses by approximately $0.2 million.  Additionally, in the nine months ended September 30, 2005, we recorded a restructuring charge of approximately $1.0 million for personnel costs associated with management streamlining initiatives implemented in the first quarter of 2005.  The increase in operating expenses due to the above was offset, in part, by a decrease in operating expenses of approximately $0.6 million due to the termination of the Santa Fe County Youth Development Program in January 2004.  The remaining net decrease in operating expenses of approximately $0.5 million was due to various insignificant fluctuations in operating expenses at our other juvenile facilities and programs.

As a percentage of segment revenues, juvenile services division operating expenses were 82.7% for the nine months ended September 30, 2005 compared to 82.4% for the nine months ended September 30, 2004.  Excluding approximately $1.5 million of revenues attributable to the start-up operations of the Southern Peaks Regional Treatment Center in the nine months ended September 30, 2005 and approximately $0.3 million of revenues attributable to the start-up operations of the Southern Peaks Regional Treatment Center and the Plankinton Regional Detention Center in 2004, juvenile services division operating expenses were 84.1% and 82.7%, respectively .

Adult Community-Based. Adult community-based corrections and treatment services division operating expenses increased approximately $6.1 million, or 21.6%, to $34.4 million for the nine months ended September 30, 2005 from $28.3 million for the nine months ended September 30, 2004 due to (1) operating expenses of approximately $4.5 million attributable to the eleven adult community-based programs and facilities acquired from CSI in April 2005, (2) the opening of the Las Vegas Center in December 2004 which increased operating expenses by approximately $0.8 million and (3) a charge of approximately $0.3 million for terminated facility lease option costs.  The remaining net increase in operating expenses of approximately $0.5 million was due to various insignificant fluctuations in operating expenses at our other adult community-based programs and facilities.

As a percentage of segment revenues, adult community-based corrections and treatment services division operating expenses were 77.4% for the nine months ended September 30, 2005 compared to 78.4% for the nine months ended September 30, 2004.

Pre-Opening and Start-up Expenses. Pre-opening and start-up expenses for the nine months ended September 30, 2005 were approximately $8.5 million and were attributable to the pre-opening and start-up activities of the Regional Correctional Center, the Southern Peaks Regional Treatment Center and the Moshannon Valley Correctional Center. Pre-opening and start-up expenses for the nine months ended September 30, 2004 were approximately $4.7 million and were attributable to the pre-opening and start-up activities of the Regional Correctional Center, the Southern Peaks Regional Treatment Center, the Las Vegas Center and the Plankinton Regional Detention Center.

Depreciation and Amortization.  Depreciation and amortization increased approximately $1.9 million, or 20.0%, to $11.4 million for the nine months ended September 30, 2005 compared to $9.5 million for the nine months ended September 30, 2004.  Depreciation and amortization of property and equipment increased approximately $1.3 million due primarily to depreciation of the Southern Peaks Regional Treatment Center and the Regional Correctional Center buildings that were not in operation and were not being depreciated in the nine months ended September 30, 2004.  Amortization of intangibles was approximately $1.5 million and $0.8 million for the nine months ended September 30, 2005 and 2004, respectively.  The increase in amortization expense for intangibles in the nine months ended September 30, 2005 as compared to 2004 was due to amortization of the June 2004 purchased contract value for the Walnut Grove Youth Correctional Facility management contract and the April 2005 purchased contract value for the facilities and programs acquired from CSI.

General and Administrative Expenses. General and administrative expenses increased approximately $0.6 million, or 3.9%, to $16.0 million for the nine months ended September 30, 2005 from $15.4 million for the nine months ended September 30, 2004.  This was due primarily to a restructuring charge of approximately $1.1 million for personnel costs associated with management streamlining initiatives implemented in the first and second quarter of 2005.  Additionally, professional fees, principally associated with certain accounting services (including Sarbanes-Oxley compliance), executive recruitment services, and business development decreased by approximately $0.5 million.

Interest. Interest expense, net of interest income, increased to $16.7 million for the nine months ended September 30, 2005 from $14.4 million for the nine months ended September 30, 2004.  Interest expense increased approximately $2.7 million primarily due to interest on the Senior Notes of approximately $8.0 million (net of swap interest income of $1.0 million) in the nine months ended September 30, 2005 compared to $2.6 million (net of swap interest income of $0.7 million) in the nine months ended September 30, 2004.  The increase in interest expense attributable to the Senior Notes was offset, in part, by a decrease in interest expense of $1.3 million due to the pay-off of the Synthetic Lease Investor Notes A and B in June 2004.  Capitalized interest for the nine months ended September 30, 2005 was approximately $2.2 million and related to development and construction costs for the Moshannon Valley Correctional Center.  Capitalized interest for the nine months ended September 30, 2004 was approximately $1.3 million and related to development and construction costs for the Moshannon Valley Correctional Center, the Southern Peaks Regional Treatment Center, the Regional Correctional Center and the Las Vegas Center.  Additionally, interest income increased approximately $0.4 million for the nine months ended September 30, 2005 as compared to the same period in 2004 due to higher fund balances and higher interest rates in the 2005 period.

Loss on Extinguishment of Debt. In June 2004, we recognized a loss on the extinguishment of debt of approximately $2.4 million related to the early retirement of the Synthetic Lease Investor Notes A and B and our revolving line of credit under the Amended 2000 Credit Facility.

Income Taxes. For the nine months ended September 30, 2005, we recognized a provision for income taxes on our income from continuing operations at an estimated effective rate of 47.1%.  Additionally, we recorded an income tax benefit on our loss from discontinued operations at an estimated effective rate of 35.0%.  For the nine months ended September 30, 2004, we recognized an income tax benefit at an estimated effective rate of 29.0%.  The change in our estimated effective rate in 2005 was related to a reduction in operating income across certain of our business segments and the impact of certain non-deductible expenses such as lobbying.

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

Cash Flows From Operating Activities.  Cash provided by operations was approximately $18.0 million for the nine months ended September 30, 2005 compared to $6.0 million for the nine months ended September 30, 2004.  The increase was principally due to an increase in accounts payable and accrued liabilities due to higher accrued interest (pertaining to the Senior Notes issued in June 2004) and a decrease in accounts receivable due to increased collections during 2005.

Cash Flows From Investing Activities.  Cash used in investing activities was approximately $10.7 million for the nine months ended September 30, 2005 due to net sales of investment securities of $30.9 million offset by capital expenditures of $46.4 million comprised of approximately $37.3 million for the development and construction of the Moshannon Valley Correctional Center and approximately $9.1 million (net) for the acquisition of CSI.  Additionally, there were net withdrawals from the restricted debt payment account of approximately $4.2 million and proceeds of $0.6 million from the sale of fixed assets.  Cash used in investing activities was approximately $51.9 million for the nine months ended September 30, 2004 due primarily to net purchases of investment securities of  $33.4 million and capital expenditures of $30.4 million for the purchase and development of the Southern Peaks Regional Treatment Center, the Las Vegas Center and the Central California Treatment Center buildings, renovation of the Regional Correctional Center, renovations to the Plankinton Regional Detention Center, capitalized interest on the Moshannon Valley Correctional Center, the Regional Correctional Center, the Las Vegas Center and the Southern Peaks Regional Treatment Center and various other facility improvements and/or expansions and information technology and software development costs.  Additionally, we spent approximately $2.9 million for the purchase of the Walnut Grove Youth Correctional Facility management contract.  We received approximately $5.6 million from the BOP for reimbursement of costs incurred subsequent to the Stop-Work Order for the Moshannon Valley Correctional Center.  Additionally, there were withdrawals, net of deposits, to the restricted debt payment account of approximately $4.1 million.  Additionally, we received $5.0 million from our restricted escrow arrangement related to the Southern Peaks Regional Treatment Center.

Cash Flows From Financing Activities.  Cash used by financing activities was approximately $7.0 million for the nine months ended September 30, 2005 due primarily to a $9.0 million semi-annual principal payment on MCF’s bonds and repayments of approximately $1.9 million in debt acquired from CSI offset by stock option proceeds received of $4.1 million.  Cash provided by financing activities was approximately $43.2 million for the nine months ended September 30, 2004 due primarily to cash proceeds of $110.5 million from the issuance of the Senior Notes in June 2004 offset by net repayments on our revolving line of credit of $2.0 million and the repayment of the Synthetic Lease Investor Notes A and B of $50.6 million.  Additionally, we made cash payments of approximately $1.9 million related to the early retirement of the Synthetic Lease Investor Notes A and B, an $8.3 million semi-annual principal payment on MCF’s bonds and approximately $5.9 million related to the issuance of the Senior Notes and our new revolving line of credit.  Additionally, proceeds from stock options were approximately $1.5 million.

Treasury Stock/Repurchases.   There were no purchases of our common stock in the nine months ended September 30, 2005.  The number of treasury shares reported at September 30, 2005 has increased by 15,404 shares to reflect shares which had been repurchased in prior periods (which had been inadvertently excluded from the share count presented, but which had been properly reflected in the cost presented).  We repurchased in the open market 10,000 shares of our common stock for approximately $0.1 million in the nine months ended September 30, 2004.

Long-Term Credit Facilities. The 2004 Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit, and is reduced by outstanding letters of credit.  The available commitment under the 2004 Credit Facility was approximately $50.6 million at September 30, 2005.  We had no outstanding borrowings on the 2004 Credit Facility at September 30, 2005, but we had outstanding letters of credit of approximately $9.4 million.  Subject to certain requirements, we have the right to increase the aggregate commitments under the 2004 Credit Facility up to an aggregate amount of $100.0 million.  The 2004 Credit Facility matures in June 2008 and bears interest, at our election, depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.75% to 2.00%, or a rate which ranges from 2.25% to 3.50% above the applicable LIBOR rate. The 2004 Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries.  The 2004 Credit Facility is not secured by the assets of MCF.  The 2004 Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants.

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

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate.  The terms of the interest rate swap contract and the underlying debt instrument are identical.  We have designated the swap agreement as a fair value hedge.  The swap has a notional amount of $84.0 million and matures in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, we pay on a semi-annual basis (each January 1 and July 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receive a fixed-rate interest of 10.75%.  For the three and nine months ended September 30, 2005, we recorded interest savings related to this interest rate swap of approximately $0.2 million and $1.0 million, respectively, which is reflected as a reduction to interest expense in our accompanying financial statements.  For the three and nine months ended September 30, 2004, we recorded interest savings related to this interest rate swap of approximately $0.6 million and $0.7 million, respectively.  The swap agreements are marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes.  At September 30, 2005 and December 31, 2004, the fair value of this derivative instrument was approximately $0.5 million and $3.2 million, respectively, and is included in other assets in our Consolidated Balance Sheets as of these dates.  The carrying value of the Senior Notes as of these dates was adjusted accordingly by the same amount. Because the swap agreement is considered an effective fair-value hedge, there will be no effect on our results of operations from the mark-to-market adjustment as long as the swap is in effect.

Contractual Uncertainties Related to Certain Facilities

Regional Correctional Center.  In January 2003, we executed a five-year lease for the Regional Correctional Center in Albuquerque, New Mexico. This 970 bed facility consists of two units, the 528 South Tower and the 442 bed North Tower. We renovated the South Tower and opened the unit in July 2004.  We renovated the North Tower and opened the unit in December 2004.  As of September 30, 2005, we had invested approximately $9.7 million on renovations and furniture and equipment for both towers.  For the three and nine months ended September 30, 2005, we incurred pre-opening and start-up expenses of approximately $1.5 million and $6.4 million, respectively, and recognized revenue of approximately $1.5 million and $4.3 million, respectively, related to this facility.  We currently anticipate that there will be periods that the facility will reach substantial capacity during the fourth quarter of 2005.  However, there can be no assurance that we will develop enough volume at the facility to assure its profitability.  The lease for the facility requires monthly rental payments of approximately $113,000 for the first two years and $130,000 for the last three years of the lease.

New Morgan Academy. We closed the New Morgan Academy in the fourth quarter of 2002 and are currently considering several options including the utilization of the facility for another type of program or the sale or lease of the facility.  As of September 30, 2005, we are principally focusing our efforts on the potential insertion of a program in 2006.  We are maintaining a small staff to secure and maintain the facility.  We recognized pre-tax costs of $0.9 million and $2.6 million in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2005, respectively, and pre-tax costs of $1.2 million and $2.8 million for the three and nine months ended September 30, 2004, respectively, for related holding costs (depreciation, interest, property, taxes and other maintenance costs).

The developing inability during late 2004 of various governmental agencies with whom we had been in negotiations to obtain the level of funding to contract with us for the use of the New Morgan Academy indicated an expectation of continuing losses associated with this facility.  As a result, we recorded an impairment charge of $9.3 million, pursuant to the requirements of Statement of Financial Accounting Standards (SFAS) No. 144, at December 31, 2004.  As of September 30, 2005, we believe that, pursuant to the provisions of SFAS No. 144, no additional impairment allowance is necessary.  The carrying value of the property and equipment for the New Morgan Academy, after the impairment charge, was approximately $20.0 million and $20.4 million at September 30,  2005 and December 31, 2004, respectively.

Central California Treatment Center.  In January 2004, we purchased a building in Los Angeles, California for which our carrying value was approximately $2.7 million at September 30, 2005.   This facility could provide service to 220 inmates in a work-furlough type program.  Although we do not currently have a contract for this facility, the facility has been submitted and is under consideration in several proposals.  We believe that due to the growth of the inmate population, severe budget crisis and recent legal settlements requiring additional community services, this facility would fill a small part of the overall demand in California.  The potential uses for the facility range from a “halfway back” program to a comprehensive drug and alcohol treatment program.

In addition, during the third quarter of 2005 we received notice from a local governmental agency of a possible intent to acquire the facility.  The amount of the preliminary offer slightly exceeds our carrying value.  It is expected that a final decision from the agency regarding their intent to acquire the facility from us will be rendered within the next six months.

Campbell Griffin Treatment Center.  In October 2005 we initiated the temporary closure of this leased facility in San Antonio, Texas, and transferred the residents to our Texas Adolescent Treatment Center ( also located in San Antonio).  It is our intent to reactivate this facility during the first quarter of 2006. Accordingly, it has not been included in discontinued operations.

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

We maintain operating leases in the ordinary course of our business activities.  These leases include those for operating facilities, office space and office and operating equipment, and the terms of these agreements range from 2005 until 2075.  As of September 30, 2005, our total commitment under these operating leases was approximately $35.7 million.

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of September 30, 2005 (in thousands):

	Payments Due by Period
			2006 -	2008 -
	Total	2005	2007	2009	Thereafter

Contractual Obligations:
Long-term debt - principal
• Cornell Companies, Inc.	$112,000	$—	$—	$—	$112,000
• Special Purpose Entities	165,700	—	20,200	23,800	121,700
Long-term debt - interest (1)
• Cornell Companies, Inc.	76,741	2,858	22,730	22,753	28,400
• Special Purpose Entities	95,508	—	27,248	23,682	44,578
Construction commitments	15,523	11,985	3,538	—	—
Capital lease obligations
• Cornell Companies, Inc.	112	1	88	22	1
Operating leases	35,702	1,750	12,634	6,996	14,322
Consultative and non-competition agreements	2,265	461	1,554	250	—
Total contractual cash obligations	$503,551	$17,055	$87,992	$77,503	$321,001

(1)          We have an interest rate swap agreement under which we receive a fixed interest rate and pay a floating interest rate. The future cash payments on the Cornell Companies, Inc. long-term debt — interest assume an effective rate of 9.81% on the related interest rate swap contract.

We enter into letters of credit in the ordinary course of our operating and financing activities.  As of September 30, 2005, we had outstanding letters of credit of approximately $9.4 million related to insurance and other operating activities.  The following table details our letter of credit commitments as of September 30, 2005 (in thousands):

	Total	Amount of Commitment Expiration Per Period
	Amounts	Less than			Over
	Committed	1 Year	1-3 Years	4-5 Years	5 Years

Commercial Commitments:
Standby letters of credit	$9,378	$8,628	$—	$500	$250

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

Interest Rate Exposure

Our exposure to changes in interest rates primarily results from our long-term debt with both fixed and floating interest rates.  The debt on our consolidated financial statements with fixed interest rates consists of the 8.47% Bonds issued by MCF in August 2001 in connection with the 2001 Sale and Leaseback Transaction and approximately $28.0 million of the Senior Notes not hedged by the interest rate swap entered into by the Company.  At September 30, 2005, 30.3% ($84.0 million of debt outstanding on the Senior Notes issued in June 2004) of our consolidated long-term debt was subject to variable interest rates.  The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2005.  At September 30, 2005, the fair value of our consolidated fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

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

In connection with the evaluation described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) during our fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II                           OTHER INFORMATION

ITEM 1.                             Legal Proceedings

Lincoln County Detention Center

On August 22, 2005, a lawsuit was filed by a detainee at the Lincoln County Detention Center (“LCDC”) in the U.S. District Court of New Mexico (Santa Fe).  The lawsuit relates to the former LCDC policy that required strip searches for all detainees and inmates and alleges that such policy violates a detainee’s Fourth Amendment right.  The lawsuit was filed as a putative class action lawsuit brought on behalf of all inmates who were searched at the facility from May 2002 to July 2005.  This lawsuit is in its early stages and no discovery has been conducted. The ultimate outcome of the lawsuit cannot be determined at this time. However, we intend to aggressively defend this lawsuit. We have not recorded any loss accrual related to this lawsuit.

Southern Peaks Regional Treatment Center

On January 5, 2004, we initiated legal proceedings in the lawsuit styled Cornell Corrections of California, Inc. v. Longboat Global Advisors, LLC, et al., No.2004 CV79761 in the Superior Court of Fulton County, Georgia under theories of fraud, conversion, breach of contract and other theories to determine the location of and to recover funds previously deposited by us into what we believed to be an escrow account in connection with the development and construction of the Southern Peaks Regional Treatment Center.  Of the funds previously deposited, approximately $5.3 million remains to be recovered at September 30, 2005.  In December 2004, the case was tried before a jury and the jury verdict awarded approximately $6.5 million in compensatory damages and approximately $1.4 million in punitive damages, plus attorneys’ fees.  We expect that the actual damages awarded under the verdict will be adjusted downward to the $5.4 million actually lost by us and that the punitive damages award may be adjusted downward because of a Georgia statute regarding caps on punitive damages awards.  No judgment has yet been entered on this verdict.  The award for compensatory damages accrues pre-judgment interest at a rate of 7 percent from the date of loss through the date of judgment.  Following the jury verdicts, we collected approximately $0.4 million in January 2005 in funds which had been previously frozen under a temporary restraining order issued at the time that we commenced this litigation.  Currently, certain of the defendants have filed motions for a new trial. No judgment will be entered on the verdict until after these motions for a new trial have been heard and ruled on by the court.  Due to the continued uncertainty surrounding the ultimate recovery of the funds previously deposited, we will continue to maintain our existing reserve of approximately $5.0 million in an allowance for doubtful accounts.

Shareholder Lawsuits

In March and April 2002, the Company, Steven W. Logan (our former President and Chief Executive Officer), and John L. Hendrix (our former Chief Financial Officer), were named as defendants in four federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division.  The aforementioned lawsuits were putative class action lawsuits brought on behalf of all purchasers of our common stock between March 6, 2001 and March 5, 2002 and relate to our restatement in 2002 of certain financial statements.  The lawsuits involved disclosures made concerning two prior transactions executed by us: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction.  These four lawsuits were consolidated into the Graydon Williams action and Flyline Partners, LP was appointed lead plaintiff.  As a result, a consolidated complaint was filed by Flyline Partners, LP.  Richard Picard and Anthony Scolaro were also named as plaintiffs.  Since then, the court allowed plaintiffs to file an amended consolidated complaint. The amended consolidated complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933 (the “Securities Act”) and/or Section 15 of the Securities Act.  The amended consolidated complaint seeks, among other things, restitution damages, compensatory damages, rescission or a rescissory measure of damages, costs, expenses, attorneys’ fees and expert fees.  The Company filed a motion to dismiss the lawsuit.  In an order entered April 1, 2005, the court granted the motion to dismiss with respect to the plaintiffs’ securities fraud claims pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5.  The court denied the motion to dismiss as to the remaining claims covering the Company’s secondary offering in 2001.  Subject to court approval and documentation, the parties have agreed to settle this matter.  Under the proposed settlement agreement, the Company has not admitted any wrongdoing.  Settlement in the amount of $7 million will be funded through the Company’s directors’ and officers’ liability insurance.  The Company has not reached settlement in the pending derivative litigation discussed below.

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

In May and September 2002, the Company and our then directors were sued in three other derivative lawsuits styled as follows: (1) Juan Guitierrez, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1812, in the United Stated District Court for the Southern District of Texas, Houston Division; (2) Thomas Pagano, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1896, in the United Stated District Court for the Southern District of Texas, Houston Division; and (3) Jesse Menning, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. 2002-28924, in the 164th Judicial District Court of Harris County, Texas.  These lawsuits relate to our restatement in 2002 of certain financial statements.  These lawsuits all allege breaches of fiduciary duty and waste of corporate assets by all of the defendants.  A motion to dismiss the Guitierrez and Pagano lawsuits was filed.  The court dismissed the Pagano action as duplicative of the Guitierrez action.  The court granted the motion to dismiss the Guitierrez action and the plantiffs have appealed that ruling.  The Menning action has been dismissed, but with an agreement that the plaintiff’s claims as to Cornell are tolled until 30 days following the final resolution of the Guitierrez case, including any appeals.

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

Other

Additionally, we currently and from time to time are subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries or for wrongful restriction of or interference with offender privileges and employment matters. If an adverse decision in these matters exceeds our insurance coverage, or if our coverage is deemed not to apply to these matters, or if the underlying insurance carrier was unable to fulfill its obligation under the insurance coverage provided, it could have a material adverse effect on our financial position, results of operations or cash flows.

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

During the nine months ended September 30, 2005, Kemper continued to implement its run-off plan.  As a result, several of our significant claims were settled by Kemper in the second quarter of 2005. In conjunction with these settlements, we recorded a charge against our existing reserve in the amount of $0.3 million.  We believe that the uncertainty surrounding the ability of Kemper to settle our remaining outstanding claims still exists. Based on our analysis of the claims activity during the third quarter, we felt it necessary to record an additional reserve in the amount of approximately $0.2 million at September 30, 2005.  We believe our estimated range of exposure, above our existing $0.5 million reserve, to be approximately $0.1 million related to the outstanding claims which could become our obligation to resolve if not settled through Kemper.

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

None

ITEM 3.                             Defaults Upon Senior Securities

None

ITEM 4.                             Submission of Matters to a Vote of Security Holders

None

ITEM 5.                             Other Information

None

ITEM 6.                             Exhibits

Exhibit No.	Description
11.1	Computation of Per Share Earnings
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNELL COMPANIES, INC.

Date: November 9, 2005	By:	/s/ James E. Hyman
JAMES E. HYMAN
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: November 9, 2005	By:	/s/ John R. Nieser
JOHN R. NIESER
Chief Financial Officer and Treasurer
(Principal Financial Officer)