Form 10-K
period 2005-12-31
CORNELL COMPANIES INC
filed 2006-03-16
CIK 1016152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2005

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 1-14472

CORNELL COMPANIES, INC.

(Exact Name of Registrant as Specified In Its Charter)

Delaware	76-0433642
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1700 West Loop South, Suite 1500, Houston, Texas	77027
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:    (713) 623-0790

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one.

Large accelerated Filer ☐                                   Accelerated filer ☒                              Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No   ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $153,636,963 on June 30, 2005. The registrant has 13,944,972 shares of common stock outstanding on March 10, 2006

Documents Incorporated by Reference

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy relating to its Annual Meeting of Stockholders to be held in 2006, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Cornell Companies, Inc.

Table of Contents

2005 Form 10-K

PART I

ITEM 1.  BUSINESS

Company Overview

Cornell Companies, Inc. was incorporated in Delaware in 1996. We provide correction, detention, education, rehabilitation and treatment services for adults and juveniles. We partner with federal, state, county and local government agencies to deliver quality, cost-efficient programs that we believe enable our customers to save taxpayers’ money. Our customers include the Federal Bureau of Prisons (BOP), Bureau of Immigration and Customs Enforcement (ICE), U.S. Marshals Service (USMS), various state Departments of Corrections, and city, county and state Departments of Human Services.

Cornell offers services in structured and secure environments throughout three operating divisions:  (1) adult secure institutions and detention centers; (2) juvenile justice, educational and treatment programs; and (3) adult community-based corrections and treatment programs. Cornell, through predecessor entities, began operating in juvenile operations in 1973, adult community-based programs in 1974, and adult secure operations in 1984. See Note 16 to the Consolidated Financial Statements for a discussion concerning our operating segments.

As of December 31, 2005, we operated 79 facilities among the three business lines, representing a total operating service capacity of 17,473 in 18 states and the District of Columbia. We also had two facilities under development or construction and three facilities that were substantially vacant. Collectively, these five facilities represent additional service capacity of 2,066. Service capacity is comprised of the number of beds currently available for service or available upon completion of construction of residential facilities and the average program capacity of non-residential community-based programs.

Additional information about Cornell can be found on our website, www.cornellcompanies.com. We make available on our website, free of charge, access to our Form 10-K, Form 10-Q, Form 8-K, and all amendments to these reports as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission (SEC). Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or the SEC’s website, www.sec.gov. Information provided on our website or on the SEC’s website is not part of this Form 10-K.

Each of our Board of Directors’ standing committee charters, our corporate governance guidelines and our policy of business conduct are available on our website or, upon request, in print, free of charge. We will post on our website all waivers to or amendments of our policy of business conduct, which are required to be disclosed by applicable law and rules of the New York Stock Exchange (NYSE) listing standards.

Company Operations

We provide a continuum of care to adults and juveniles in institutional, residential, and community-based settings. Regardless of service line, each of our facilities emphasizes the importance of engaging in the community as a productive, responsible citizen. In many of our adult secure institutions, we offer vocational training curricula, as well as literacy and General Equivalency Diploma (GED) programs. In our adult community-based programs, we offer job placement services, instruction on personal finance management, and other skill-based training. In most of our juvenile facilities, we provide family counseling services and behavioral counseling. In facilities throughout the organization, we provide drug and alcohol counseling for our clients.

We operate our facilities and programs under the framework of our Seven Key Principles of Care®. These principles state that our operations must maintain the safety and security of our clients, our employees, and the local community. In addition, the principles require that we hold the individuals in our care accountable for their actions and expect them to assume responsibility. Furthermore, we expect our employees to act as role models, to communicate effectively and professionally, and to treat our clients with dignity and respect. Finally, our principles call for us to manage physically clean and appropriately maintained facilities that are safe and conducive to an environment of care.

Quality of Operations

We operate our facilities in accordance with both company and facility-specific policies and procedures. Where required by contract or otherwise deemed appropriate for our service environments, these policies and procedures are designed to meet requirements set forth by independent industry oversight organizations, including the American Correctional Association (ACA), Joint Commission on Accreditation of Healthcare Organizations (JCAHO), and National Commission on Correctional

Health Care (NCCHC). Standards may also be implemented to meet the requirements of state Departments of Public Welfare, Departments of Protective and Regulatory Services, and Departments of Human Services and Education. We believe that accreditation and the corresponding standards of operation enhance our ability to provide quality programs and contribute to the public’s increased acceptance of our services.

Internal quality control, conducted by senior facility staff and executive officers, takes the form of periodic operational, programmatic and fiscal audits; facility inspections; regular review of logs, reports and files; and strict maintenance of personnel standards, including an active training program. Each of our facilities develops its own training plan in connection with customer requirements and is responsible for performing annual updates to the plan.

Industry and Business Line Summary

Incarceration, detention, education and treatment service for adults and juveniles have historically been provided by various government entities. In the United States, the incarcerated and sentenced populations of adults and juveniles has continued to increase while federal, state and local governments face continuing pressures to control costs and improve service quality. These trends have caused growing consideration and acceptance towards outsourcing essential government services and functions.

Services offered among Cornell’s three divisions include incarceration and detention, transition from incarceration, drug and alcohol counseling and treatment, behavioral rehabilitation and treatment, vocational training and academic education for grades
3 – 12. Private-sector companies, like Cornell, contract with government agencies to deliver these services, often at the same or higher quality and for a lower cost than what the agency can otherwise provide. Although outsourcing such essential services has historically faced opposition in the U.S., public and government acceptance has increased as standards of service improve and cost savings are documented. As government agencies face fiscal budget constraints, outsourcing to private providers can offer economically positive alternatives. Recent publications have documented savings from privatized incarceration in the States of Texas, Mississippi, and California – all states in which Cornell operates. In addition, as a cost relief measure, government agencies have sought alternatives to incarceration, including reentry, education, substance abuse and behavioral health programs – all of which are services Cornell provides.

Outsourcing has a longer history in the juvenile justice and adult community-based corrections sectors of the industry. Increasing steadily over the past 50 years, states, counties and local governments have used both for-profit and not-for-profit organizations to meet the needs of troubled youth and adults reintegrating into society after a time in residential treatment or prison. Recently, governments have sought alternatives to the rising costs of incarceration for offenders who are non-violent and need treatment, education and rehabilitation. Adult community-based reentry programs as well as education, substance abuse and behavioral health programs that can successfully divert an offender from prison address this need.

Adult Secure Institutional Services

The Bureau of Justice Statistics reports that, in 2004, while the nation’s prison population grew only 1.9 percent overall, the number of inmates in private facilities increased 3.3 percent. Private facilities held 5.6 percent of all state prisoners and 13.7 percent of federal prisoners in 2004. Increasingly, federal and state systems are relying upon private providers to address continuously overcrowded prisons. As of December 31, 2004, the federal prison system was operating at 40 percent above capacity, sustaining the conditions reported for 2003.

Meanwhile, heightened attention has been placed on border patrol and immigration enforcement. The President’s Budget for Fiscal Year 2007 provides $2.1 billion to support detention and removal efforts – an increase of 42 percent over Fiscal Year 2006. Included in this initiative are plans for 6,700 new detention beds.

We believe that our adult secure service line is well positioned to respond to these marketplace conditions. We provide low- to maximum-security incarceration and detention services. In doing so, we ensure public safety through the operation of a physically secure environment, which entails, among other security and safety measures, a routine patrol of the premises by trained correctional officers, alarmed fencing and razor wire, and centralized monitoring of activity via closed circuit camera systems. While incarcerated, offenders are offered a variety of educational, counseling and vocational programs aimed at providing a successful return to the community and a subsequent reduction in recidivism.

As of December 31, 2005, we operated 16 adult secure facilities with an aggregate service capacity of 8,181. We also had two adult secure facilities under development or construction with an aggregate service capacity of 1,660. Within the division, we offer the following:

•      Low- to maximum-security incarceration and detention

•      Confinement of juveniles adjudicated as adults

•      Facility design, construction and operation

•      Use of modern security technology, including electronic controls and surveillance equipment

•      Education courses, including preparation and testing for the GED, English as a Second Language classes, and Adult Basic Education (ABE)

•      Holistic healthcare services, including medical, dental, vision, psychiatric, and individual and group counseling services

•      Substance abuse counseling

•      Life skills training, including anger management, hygiene, personal finance, employment and housing issues, and parenting skills

•      Religious opportunities and culturally sensitive programs

•      Food and laundry service

•      Recreational activities, including exercise programs

Juvenile Justice, Educational and Treatment Services

The juvenile justice industry sector includes residential, detention, shelter care, and community-based services, along with educational, rehabilitation and treatment programs. This sector is highly fragmented with several thousand providers operating across the country. Most of the private providers are small and operate in specific geographic areas.

According to the Office of Juvenile Justice and Delinquency Prevention, approximately 2.2 million juveniles (persons under the age of 18) were arrested in 2003. A recent study out of Columbia University suggests that annual spending on the juvenile justice system is at least $14 billion. Juvenile justice issues present a growing area of concern for many states due to the number of youth within the judicial system and the related annual expenditures for placement and treatment. As a result, partnerships with private providers such as Cornell can provide quality alternatives for care. In 2003, of the nearly 97,000 juveniles assigned to residential facilities in the U.S., over 30 percent were placed with private providers.

Beyond addressing capacity issues within the juvenile justice system, states are also facing challenges posed by the unique needs of specialized juvenile populations, such as those with mental health issues. In a 2004 study, the National Mental Health Association reported that the prevalence of youth in the juvenile justice system with mental disorders was as high as 60 percent, as compared to 22 percent in the general population. The study also noted that, for those youth who received treatment, the recidivism rate was as much as 25 percent lower than untreated children and teens in study control groups.

We believe that our juvenile services division is uniquely equipped to address the issues currently facing the juvenile justice system. We provide a broad array of services to youth, typically between the ages of 10 and 17, in residential and community-based settings. The programs and services provided at our facilities are designed to rehabilitate juveniles, hold them accountable for their actions and behaviors, and help them successfully reintegrate back into the community. An underlying principle of our juvenile programming is the Balanced and Restorative Justice (BARJ) model, which provides a restorative component to the victim, be it an individual, family, or community. The use of the BARJ model, in connection with our Seven Key Principles of Care®, emphasizes accountability, competency development and community protection.

As of December 31, 2005, we operated 19 residential facilities and 14 non-residential community-based programs within our juvenile services division, representing operating service capacity of 4,165. We also had three facilities that were substantially vacant with a service capacity of 406. Within the division, we offer the following:

•      Diverse treatment settings, including physically-secure, staff-secure, and community-based

•      Specialized treatment for unique populations, including females, drug addicts, sex offenders, fire starters, and families

•      Accredited alternative and special education services

•      Wilderness training programs and nationally accredited ropes course challenges

•      Individualized treatment planning and case management

•      Individual, group and family counseling and therapy, cognitive behavior therapy and stress and anger management instruction

•      Substance abuse counseling and treatment, relapse prevention and education

•      Life skills training, including hygiene, personal finance, employment and housing issues, and parenting skills

•      Holistic healthcare services including medical, dental, behavioral health and psychiatric services

•      Recreational activities, including exercise programs

Adult Community-Based Corrections and Treatment Services

Community-based corrections services involve the supervision of adult parolees and probationers. Parolees are persons who have served time in a correctional facility and have been released due to either mandatory conditional release or a parole board decision. Probationers have been charged with a crime but sentenced to probation in lieu of incarceration. Services provided to parolees and probationers include temporary housing, employment assistance, anger management instruction, personal finance management training, academic opportunities, vocational training and substance abuse or addiction counseling. The highest populations of community corrections are located in Texas and California, who collectively supervise 21 percent of all parolees and probationers in the U.S., and where some of Cornell’s largest facilities in the division are located.

As of year-end 2004, the Bureau of Justice Statistics reports that over 4.9 million adults were supervised on probation or parole, up slightly from the prior year. Of this population, 41 percent of probationers were convicted of drug or alcohol-related violations and 38 percent of parolees were convicted for drug offenses. This population requires substance abuse counseling and treatment to help them successfully re-enter their communities and remain out of the criminal justice system.

Community-based treatment services include both residential and outpatient substance abuse programs. Services include short-term and long-term residential care, counseling, HIV services, DUI services, detoxification and methadone maintenance. According to the 2004 National Survey of Substance Abuse Treatment Services, for-profit substance abuse treatment facilities treated 28 percent of all clients and comprised 26 percent of all facilities. Clients in these programs can be self-admitted or referred by a local or state agency.

We believe that our adult community-based programs provide positive environments of care for both corrections and treatment clients. The market is fragmented with providers located across the country. Whereas most providers in the industry are small and have limited geographic reach, Cornell offers a national presence with locations in large urban areas, as well as suburban and rural settings. The adult community-based programs provide an alternative to incarceration and a focus on transitioning offenders from a correctional facility back into society. Through a system of education, employment training, treatment, monitoring and accountability, clients are given the necessary tools to make positive life choices that can reduce the incidence of recidivism.

As of December 31, 2005, we operated 20 residential community-based facilities and 10 non-residential community-based programs with a combined total service capacity of 5,127. Within the division, we offer the following:

•      Minimum-security and staff-secure residential services

•      Home confinement and electronic monitoring

•      Substance-abuse counseling and treatment, including detoxification, testing, 12-step programs and relapse prevention services

•      Employment training and assistance

•      Education, including preparation and testing for the GED, ABE, computer courses, college-level courses and access to libraries

•      Vocational training

•      Individual, group and family counseling and therapy, cognitive behavior therapy and stress and anger management instruction

•      Life skills training, including hygiene, personal finance, housing issues, and parenting skills

Facilities

As of December 31, 2005, we operated 79 facilities and had two facilities under development or construction. We also had three facilities that were substantially vacant. In addition to providing management services, we develop, design and/or construct many of our facilities.

Either through outright ownership or long-term leases, we control operating facilities representing a large majority of our revenues. We believe that such control increases the likelihood of contract renewal, allows us to expand existing facilities and thereby realize economies of scale, and enhances our ability to win new contracts and control repair costs. In addition, we believe that long-term control of our operating facilities allows us to better manage cost escalation pressures.

The following table summarizes certain additional information with respect to our facilities as of December 31, 2005. As indicated, the majority of the facilities to which we provide services are either owned or leased under long-term leases, which are generally under terms ranging from one to 45 years.

Facility Name and Location	Total Service Capacity (1)	Initial Contract Date (2)		Company Owned/ Leased or Managed (3)

Adult Secure Institutional Facilities:

Baker Community Correctional Facility Baker, California	262	1987		Owned
Big Spring Correctional Center Big Spring, Texas	2,646		(4)	Leased	(5)
D. Ray James Prison Folkston, Georgia	1,640	1998		Leased	(5)
Donald W. Wyatt Detention Center Central Falls, Rhode Island	357	1992		Managed
Great Plains Correctional Facility Hinton, Oklahoma	766		(6)	Leased	(5)
Leo Chesney Community Correctional Facility Live Oak, California	200	1988		Leased
Lincoln County Detention Center Carrizozo, New Mexico	144	2001		Managed	(7)
Los Angeles City Jails (8) Los Angeles Metropolitan Area, California	255		(8)	Managed	(7)
Regional Correctional Center Albuquerque, New Mexico	970	2004	(9)	Leased
Walnut Grove Youth Correctional Facility Walnut Grove, Mississippi	941	2004		Managed

Juvenile Justice, Educational and Treatment Facilities: Residential Facilities

Alexander Youth Services Center Alexander, Arkansas	143	2001		Managed
Campbell Griffin Treatment Center San Antonio, Texas	122		(10)	Leased	(5)
Contact Wauconda, Illinois	51		(11)	Owned
Cornell Abraxas I Marienville, Pennsylvania	274	1973		Leased	(5)
Cornell Abraxas II Erie, Pennsylvania	23	1974		Owned
Cornell Abraxas III Pittsburgh, Pennsylvania	24	1975		Owned
Cornell Abraxas Center for Adolescent Females Pittsburgh, Pennsylvania	108	1989		Owned
Cornell Abraxas of Ohio Shelby, Ohio	108	1993		Leased	(5)
Cornell Abraxas Youth Center South Mountain, Pennsylvania	72	1999		Leased

Facility Name and Location	Total Service Capacity (1)	Initial Contract Date (2)		Company Owned/ Leased or Managed (3)

Juvenile Justice, Educational and Treatment Facilities: Residential Facilities (Continued)

Danville Center for Adolescent Females Danville, Pennsylvania	64	1998		Managed
DuPage Adolescent Center Hinsdale, Illinois	38		(11)	Owned
Erie Residential Behavioral Health Program Erie, Pennsylvania	17	1999		Owned
Jos-Arz Academy Washington, D.C.	70		(12)	Leased
Leadership Development Program South Mountain, Pennsylvania	120	1994		Leased
New Morgan Academy New Morgan, Pennsylvania	214		(13)	Owned
Psychosocial Rehabilitation Unit Erie, Pennsylvania	13	1994		Owned
Salt Lake Valley Detention Center Salt Lake City, Utah	160	1996		Managed
Schaffner Youth Center Steelton, Pennsylvania	63	2001		Managed
South Mountain Secure Treatment Unit South Mountain, Pennsylvania	56	1997		Managed
Southern Peaks Regional Treatment Center Canon City, Colorado	160	2004		Owned
Texas Adolescent Treatment Center San Antonio, Texas	124	2003		Leased
Woodridge Woodridge, Illinois	163		(11)	Owned

Juvenile Justice, Educational and Treatment Facilities: Non-Residential Facilities

Cornell Abraxas Parenting Academy Harrisburg, Pennsylvania	36	1999		Leased
Delaware Community-Based Programs Milford, Delaware	66	1994		Leased
Harrisburg Day Treatment Harrisburg, Pennsylvania	45	1996		Leased
Leadership Academy/ACTS Program Harrisburg, Pennsylvania	400	2001		Managed
Lebanon Alternative Education Lebanon, Pennsylvania	225	2004		Managed
Lehigh Valley Community-Based Programs Lehigh Valley, Pennsylvania	60	1992		Leased

Facility Name and Location	Total Service Capacity (1)	Initial Contract Date (2)	Company Owned/ Leased or Managed (3)

Juvenile Justice, Educational and Treatment Facilities: Non-Residential Facilities (Continued)

Non-Residential Detention/Non-Residential Treatment Harrisburg, Pennsylvania	91	1999	Leased
Philadelphia Alternative Education Philadelphia, Pennsylvania	165	2004	Managed
Philadelphia Community-Based Programs Philadelphia, Pennsylvania	71	1992	Owned
Reading Alternative Education Reading, Pennsylvania	200	2005	Managed
State Reintegration Program Harrisburg, Pennsylvania	225	1991	Managed
Sankofa House Laurel, Maryland	40	2005	Managed
Washington D.C. Community-Based Programs District of Columbia	160	1993	Leased
WorkBridge Pittsburgh, Pennsylvania	600	1994	Leased

Adult Community-Based Corrections and Treatment Facilities: Residential Facilities

Beaumont Transitional Treatment Center Beaumont, Texas	180	2002	Owned	(7)
Cordova Center Anchorage, Alaska	192	1985	Leased	(5)
Dallas County Judicial Treatment Center Wilmer, Texas	300	1991	Managed
El Monte Center El Monte, California	55	1993	Leased
Grossman Center Leavenworth, Kansas	150	2002	Leased	(7)
Las Vegas Community Correctional Center Las Vegas, Nevada	100	2004	Leased
Leidel Comprehensive Sanction Center Houston, Texas	150	1996	Leased	(5)
Marvin Gardens Center Los Angeles, California	52	1981	Leased
McCabe Center Austin, Texas	90	1999	Owned	(7)
Mid Valley House Edinburg, Texas	96	1998	Leased	(7)
Midtown Center Anchorage, Alaska	32	1998	Owned

Facility Name and Location	Total Service Capacity (1)	Initial Contract Date (2)		Company Owned/ Leased or Managed (3)

Adult Community-Based Corrections and Treatment Facilities: Residential Facilities (Continued)

Northstar Center Fairbanks, Alaska	135	1990		Leased
Oakland Center Oakland, California	61	1981		Owned
Parkview Center Anchorage, Alaska	112	1993		Leased	(5)
Reality House Brownsville, Texas	66	1998		Owned	(7)
Reid Community Residential Facility Houston, Texas	500	1996		Leased	(5)
Salt Lake City Center Salt Lake City, Utah	78	1995		Leased
Seaside Center Nome, Alaska	48	1999		Leased
Taylor Street Center San Francisco, California	177	1984		Owned	(14)
Tundra Center Bethel, Alaska	85	1986		Leased	(5)

Adult Community-Based Corrections and Treatment Facilities: Non-Residential Facilities

Dixon Correctional Center (15) Dixon, Illinois	68	2003		Managed
East St. Louis East St. Louis, Illinois	164		(11)	Leased
LifeWorks Joliet, Illinois	116		(11)	Leased
Sentencing Concepts (16) California	900		(16)	Leased	(7)
Southwestern Illinois Correctional Center (17) East St. Louis, Illinois	671		(11)	Managed
Southwood Chicago, Illinois	549		(11)	Owned

Facilities Under Development or Construction:

Mesa Verde Community Correctional Facility Bakersfield, California	360	2006	(18)	Leased
Moshannon Valley Correctional Center (19) Philipsburg, Pennsylvania	1,300	2006		Owned

(1)       Residential service capacity is comprised of the number of beds currently available for service or available upon the completion of construction or renovation of residential facilities. Non-residential service capacity for programs is based on either contractual terms or our estimate of the number of clients to be served. These estimates are updated by us at least annually based on the program’s budget and other factors.

(2)       Date from which we, or our predecessor, have had a contract for services on an uninterrupted basis.

(3)      We do not incur any facility use costs, such as debt service, rent or depreciation, for facilities that we operate under a management contract only; however, we are responsible for all other facility operating costs at these facilities.

(4)      The City of Big Spring entered into an Intergovernmental Agreement (IGA) with the BOP for an indefinite term (until modified or terminated) with respect to the Big Spring Correctional Center, which began operations in 1989. The Big Spring Operating Agreement, as amended, has a term through 2047 including renewal options at our discretion, pursuant to which we manage the Big Spring Correctional Center for the City of Big Spring. The portion of the Big Spring Operating Agreement relating to the Cedar Hill Unit has a term of 30 years with four five-year renewal options, exercisable at our discretion.

(5)      Facility was sold in August 2001 to Municipal Corrections Finance, L.P. (MCF) as part of a 2001 sale and leaseback transaction as discussed in Item 8. “Financial Statements and Supplementary Data – Note 13.”

(6)      The prison is operated pursuant to a one-year contract with nine one-year renewal options between the Oklahoma Department of Corrections and the Hinton Economic Development Authority, or HEDA. HEDA in turn has subcontracted the operations to us under a 30-year operating contract with four five-year renewals.

(7)      Facility/program was acquired in April 2005 in connection with the Company’s purchase of Correctional Systems, Inc. (CSI) Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant 2005 Events” for a discussion of the acquisition.

(8)      Los Angeles City Jails represents seven individual locations in Los Angeles, California and the surrounding area. Initial contract dates vary by agency and range from 1994-2000.

(9)      We leased the Regional Correctional Center in January 2003 and have since renovated the facility. The facility commenced operation in 2004 under an IGA between Bernalillo County and the USMS. In 2005, the IGA was replaced with a new contract between Bernalillo County and the U.S. Department of Justice Office of Detention Trustee, which allows for services to be provided to both the USMS and ICE. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Uncertainties Related to Certain Facilities – Regional Correctional Center” for further discussion concerning this facility.

(10)    We closed the Campbell Griffin Treatment Center in the fourth quarter of 2005 and are currently considering several options for use, including operation of a new program. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Uncertainties Related to Certain Facilities – Campbell Griffin Treatment Center” for further discussion concerning this facility.

(11)    The Cornell Interventions programs/facilities contract with numerous agencies throughout Illinois. Initial contract dates vary by agency and range from 1974 to 1997.

(12)    We closed the Jos-Arz Academy in 2005 and are currently considering several options for use, ranging from the subletting or possible sale of the facility to the utilization of the facility for another type of program.

(13)    We closed the New Morgan Academy in 2002 and currently intend to reopen as a residential treatment facility for youth sex offenders by the fourth quarter of 2006. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Uncertainties Related to Certain Facilities – New Morgan Academy” for further discussion concerning this facility.

(14)    Facility was initially financed with our synthetic lease financing arrangement under our amended 2000 Credit Facility. The amended 2000 Credit Facility was refinanced in 2004 through our issuance of the Senior Notes. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Long-Term Credit Facilities.”

(15)    We manage a 68 bed dual diagnosis program located within the Special Treatment Center of the state-operated Dixon Correctional Center.

(16)    Sentencing Concepts represents five individual facilities in the following California locations: Anaheim, Lake Forest, San Luis Obispo, Santa Maria and Stockton. Initial contract dates vary by agency and range from 1994-2002.

(17)    We manage a therapeutic community drug and alcohol program within the state-operated Southwestern Illinois Correctional Center.

(18)    The Mesa Verde Community Correctional Facility commenced operations in the first quarter of 2006.

(19)    As of December 31, 2005, construction on the Moshannon Valley Correctional Center was in process. The facility is scheduled to open during 2006 under an operating agreement with the BOP. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Moshannon Valley Correctional Center” for further discussion concerning this facility.

Marketing and Business Development

Our principal customers are federal, state, and local government agencies responsible for adult and juvenile corrections, treatment and educational services. We manage our business development efforts to address opportunities available in all of our divisions and potential markets. While such opportunities necessarily include forming relationships with new customers, we also believe that further potential lies in the management of our existing relationships through improved bed management and through enhancements of our contract terms. From time to time, we will also evaluate opportunities for accretive acquisition.

In most instances, we pursue development opportunities through Requests for Proposal (RFPs) or Requests for Qualifications (RFQs), which are submitted in response to government agencies’ solicitations for bids. The decision to respond to such solicitations is based upon several factors, including management’s assessment of customer needs, the company’s ability to service the needs in an operationally successful and acceptably profitable manner, and the fit of the potential program within the company’s existing portfolio and strategic objectives. The solicitations generally require the bidder to demonstrate relevant operational experience. Furthermore, the response must also include descriptions of the services to be provided by the bidder and the price at which the bidder is willing to provide them. Services can include not only direct care, but also the design, construction, or renovation of the related facility.

If we believe a project described in an RFP is consistent with our strategic business plan, we will submit a proposal to the requesting agency. When responding to RFPs, we typically incur costs ranging from $10,000 to $100,000 per proposal. In addition, we could incur substantial costs to acquire options to lease or purchase land for a proposed facility or to lease or purchase an existing building to house a program. The preparation of a response usually requires four to 12 weeks. The award process usually takes an additional three to nine months. If new construction is required by the contract, the selected company’s operation of the facility generally begins between 18 and 36 months following award announcement, although in some cases as early as four months. In instances where construction is required, our success depends, in part, upon our ability to acquire property that is not only satisfactory for programmatic needs but also that lies in a community where social opposition does not significantly impede our ability to operate. We may incur significant expenses in responding to such opposition, and there can be no assurance of success. In addition, we may choose not to respond to an RFP or may withdraw a submitted proposal if significant legal action or other forms of opposition are anticipated or encountered.

In addition to responding to RFPs, we also rely upon court-referrals, insurance- or managed care-referrals, and self-referrals for business growth, particularly in our juvenile and adult community-based treatment programs. In such instances, court and community liaisons play a significant role in developing the company’s growing network of clients.

Contracts

Our facility operating contracts generally provide that we will be compensated via an occupant per diem rate, fees for treatment services, guaranteed take-or-pay terms, a fixed fee, or cost-plus reimbursement. Factors we consider in determining billing rates include (1) the specified programs provided for by the contract and the related staffing levels, (2) wage levels customary in the respective geographic area, (3) whether the proposed facility is to be leased or purchased, and (4) the anticipated average occupancy levels that we believe could reasonably be maintained. Compensation is invoiced in accordance with the applicable contract and is typically paid on a monthly basis. Some of our juvenile education contracts provide for annual payments.

We pursue new contracts that leverage our existing infrastructure and capabilities. The majority of our opportunities are other than take-or-pay contracts, which provide a fixed minimum revenue stream regardless of occupancy. All of the other types of contracts produce revenue that varies with the number of individuals housed or served, the types of services provided and/or the frequency of the service.

Competition

Because our services encompass several diverse markets, we view our competition within market segments. We believe our principal non-governmental competitors in the adult secure market are Corrections Corporation of America, Inc., The Geo Group, Inc., and Management and Training Corporation. Within our two other segments – juvenile justice, education and treatment and adult community-based corrections and treatment – we typically encounter a significantly more fragmented competitor base, which includes not only for-profit operators like ourselves but also not-for-profit organizations. Within the juvenile justice, education and treatment segment, some of our primary non-governmental competitors include ViaQuest, Youth and Family Centered Services, Securicor New Century, and Ramsay Youth Services. Our larger non-governmental competitors in the adult community-based corrections and treatment market include Dismas House, Bannum, Gateway, Salvation Army, and

Volunteers of America.

Employees

At December 31, 2005, we had 3,911 full-time employees and 602 part-time employees. We employ management, administrative and clerical, security, educational and counseling services, health services and general maintenance personnel. Approximately 718 employees at six of our facilities are represented by unions.

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

Business Concentration

For the years ended December 31, 2005, 2004 and 2003, 23.0%, 22.3% and 21.7%, respectively, of our consolidated revenues were derived from multiple contracts with the BOP. The increase in the percentage for 2005 as compared to the prior two years is due to additional BOP revenue in 2005 resulting from the acquisition of Correctional Systems, Inc. (CSI) in April 2005.

Our contract to manage the Big Spring Correctional Center accounts for more than ten percent of our consolidated revenues. The loss of this contract would have a material effect on our financial condition, results of operations and cash flows.

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

ITEM 1A.       RISK FACTORS

Risk Factors and Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and in good faith, assumed facts or bases almost always vary from the actual results, and differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words “believe,” “could,” “expect,” “estimate,” “anticipate,” “may” and similar expressions will generally identify forward-looking statements. All of our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

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

Many governmental agencies are legally limited in their ability to enter into long-term contracts that would bind elected officials responsible for future budgets. Therefore, many contracts with government agencies, including the BOP, typically either have a very short term or are subject to termination on short notice without cause. The majority of our contracts have primary terms of one to three years. Our contracts with governmental agencies may contain one or more renewal options that may be exercised only by the contracting government agency. Some of these contracts may not be renewed by the governmental agency and no assurance can be given that the governmental agency will exercise a renewal option in the future. In addition, the governmental agency may elect to solicit bids pursuant to an RFP or RFQ rather than exercise a renewal option. No assurance of success can be given for any RFP or RFQ.

The non-renewal or termination of any of our significant contracts with governmental agencies or our failure to successfully respond to a RFP or RFQ could materially adversely affect our financial condition, results of operation and liquidity, including our ability to secure new facility management contracts from others. To the extent we have made significant capital expenditures and have short-term contracts with our customers that are not renewed or extended, we may not recover our entire capital investment.

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

Our profitability may suffer if the number of offenders occupying our correctional, detention and treatment facilities decreases or there is a shift in occupancy among our divisions.

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

A failure to comply with existing regulations could result in material penalties or non-renewal or termination of our contracts.

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

Governmental agencies may investigate and audit our contracts and, if any improprieties are found, we may be required to refund revenues we have received, and/or to forego anticipated revenues and may be subject to penalties and sanctions, including prohibitions on our bidding in response to RFPs.

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

Our delivery of services is labor-intensive. When we are awarded a contract, we must hire operating management, security, case management and other personnel. The success of our business requires that we attract, develop, motivate and retain these personnel. Our ability to recruit and retain qualified individuals varies by facility and is related to the socio-economic factors in the particular community in which the facility operates. The Department of Labor wages we offer our employees are often higher than wages they could obtain elsewhere in the community. However, if the local economy where a facility is located is robust and unemployment is low, we may have difficulty hiring and retaining qualified personnel. In addition, there are inherent risks associated with the nature of the services we provide and this could cause certain qualified individuals to seek other employment opportunities. We have experienced high turnover of personnel in our juvenile facilities within the first year of their employment. Our inability to hire sufficient personnel on a timely basis or the loss of significant numbers of personnel could adversely affect our business.

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

Our facilities, and any facilities that we may acquire in the future, may be subject to unforeseen environmental risks. The federal Comprehensive Environmental Response, Compensation, and Liability Act, (CERCLA), imposes strict, as well as joint and several, liability for certain environmental cleanup costs on several classes of potentially responsible parties, including current owners and operators of the property. Other federal and state laws in certain circumstances may impose liability for environmental remediation, which costs may be substantial. Further, the operation of our facilities, and the development of new facilities, requires that we obtain, and comply with, permits and other authorizations under environmental laws. Obtaining such permits and authorizations can prove to be difficult and time consuming.

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

We currently derive, and expect to continue to derive, a significant portion of our revenues from the BOP and various state agencies. The loss of, or a significant decrease in, business from the BOP or those state agencies could seriously harm our financial condition and results of operations. The BOP accounted for approximately 23.0% of our total revenues for the fiscal year ended December 31, 2005 ($71.6 million), 22.3% for the fiscal year ended December 31, 2004 ($61.9 million) and 21.7% for the fiscal year ended December 31, 2003 ($56.1 million). Our contract to manage the Big Spring Correctional Center accounts for a significant amount of our total revenues attributable to the BOP. We expect to continue to depend upon the BOP and a relatively small group of other governmental customers for a significant percentage of our revenues.

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

Our ownership of correctional and detention facilities subjects us to risks typically associated with investments in real estate, and in particular, correctional and detention facilities, are relatively illiquid and, therefore, our ability to divest ourselves of one or more of our facilities promptly in response to changed conditions is limited. Investments in correctional and detention facilities subject us to risks involving potential exposure to uninsured loss. Our operating costs may be affected by the obligation to pay for the cost of complying with existing laws, ordinances and regulations, as well as, the cost of complying with future legislation. In addition, although we maintain insurance for many types of losses, there are certain types of losses, such as losses from earthquakes, riots and acts of terrorism, which may be either uninsurable or for which it may not be economically feasible to obtain insurance coverage. As a result, we could lose both our capital invested in, and anticipated profits from, one or more of the facilities we own. Further, it is possible to experience losses that may exceed the limits of insurance coverage.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None

ITEM 2.          PROPERTIES

We lease office space for our corporate headquarters in Houston, Texas and regional administrative offices in Ventura, California, Pittsburgh, Pennsylvania and Chicago, Illinois. We also lease various facilities we are currently operating or developing. For a listing of owned and leased facilities, see “Business - Facilities.”

ITEM 3.          LEGAL PROCEEDINGS

Cornell is a party to various legal proceedings, including those noted below. While management presently believes that the ultimate outcome of these proceedings will not have a material adverse effect on our financial position, overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or equitable relief. Were an unfavorable to occur, there exists the possibility of a material adverse impact on the net income of the periods in which the ruling occurs or future periods.

Lincoln County Detention Center

In August 2005, a lawsuit was filed by a detainee at the Lincoln County Detention Center (LCDC) in the U.S. District Court of New Mexico (Santa Fe). The lawsuit relates to the former LCDC policy that required strip and visual body cavity searches for all detainees and inmates and alleges that such policy violates a detainee’s Fourth and Fourteenth Amendment right. The lawsuit was filed as a putative class action lawsuit brought on behalf of all inmates who were searched at the LCDC from May 2002 to July 2005. This lawsuit is in its early stages and no material discovery has been conducted. At December 31, 2005, we recorded a charge of $0.2 million and have estimated our range of additional exposure to be $0.3 million. We have adequate insurance coverage in the event our actual exposure exceeds our estimated exposure. In addition, in connection with our acquisition of the LCDC facility, certain amounts were placed in escrow to offset any undisclosed liability relating to such acquisition. We have given notice to the prior owner of LCDC that we will seek to recover from the escrow any losses we may incur as a result of this litigation. The ultimate outcome of the lawsuit cannot be determined at this time and we intend to aggressively defend this lawsuit.

Southern Peaks Regional Treatment Center

In January 2004, we initiated legal proceedings in the lawsuit styled Cornell Corrections of California, Inc. v. Longboat Global Advisors, LLC, et al., No.2004 CV79761 in the Superior Court of Fulton County, Georgia under theories of fraud, conversion, breach of contract and other theories to determine the location of and to recover funds previously deposited by us into what we believed to be an escrow account in connection with the development and construction of the Southern Peaks Regional Treatment Center. Of the funds previously deposited, approximately $5.3 million remains to be recovered at December 31, 2005. In December 2004, the case was tried before a jury and the jury verdict awarded approximately $6.5 million in compensatory damages and approximately $1.4 million in punitive damages, plus attorneys’ fees. We expect that the actual damages awarded under the verdict will be adjusted downward to the $5.4 million actually lost by us and that the punitive damages award may be adjusted downward because of a Georgia statute regarding caps on punitive damages awards. No judgment has yet been entered on this verdict. The award for compensatory damages accrues pre-judgment interest at a rate of 7 percent from the date of loss through the date of judgment. Following the jury verdicts, we collected approximately $0.4 million in January 2005 in funds which had been previously frozen under a temporary restraining order issued at the time that we commenced this litigation. Currently, certain of the defendants have filed motions to move for a new trial. No judgment will be entered on the verdict until after these motions for a new trial have been heard and ruled on by the court. Due to the continued uncertainty surrounding the ultimate recovery of the funds previously deposited, we will continue to maintain our existing reserve of approximately $5.0 million in an allowance for doubtful accounts.

Shareholder Lawsuits

In March and April 2002, Cornell, Steven W. Logan (our former President and Chief Executive Officer), and John L. Hendrix (our former Chief Financial Officer), were named as defendants in four federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District

Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division. The aforementioned lawsuits were putative class action lawsuits brought on behalf of all purchasers of our common stock between March 6, 2001 and March 5, 2002 and relate to our restatement in 2002 of certain financial statements. The lawsuits involved disclosures made concerning two prior transactions executed by us: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction. These four lawsuits were consolidated into the Graydon Williams action and Flyline Partners, LP was appointed lead plaintiff. As a result, a consolidated complaint was filed by Flyline Partners, LP. Richard Picard and Anthony Scolaro were also named as plaintiffs. Since then, the court allowed plaintiffs to file an amended consolidated complaint. The amended consolidated complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933 (the “Securities Act”) and/or Section 15 of the Securities Act. The amended consolidated complaint seeks, among other things, restitution damages, compensatory damages, rescission or a rescissory measure of damages, costs, expenses, attorneys’ fees and expert fees. In February 2006, the court approved the settlement of this matter. Under the settlement agreement, Cornell has not admitted any wrongdoing. Settlement in the amount of $7.0 million has been funded through our directors’ and officers’ liability insurance. During the fourth quarter of 2005, we recorded the settlement charge of $7.0 million and the related reimbursement of $7.0 million from our director’s and officer’s liability insurance. The charge and reimbursement have been recognized in general and administrative expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2005. The liability is carried in accounts payable and accrued liabilities and the reimbursement is included in other receivables at December 31, 2005. The reimbursement was funded by the insurance carrier in 2005 into a trust account and funds were disbursed from the trust account to plaintiffs’ counsel’s escrow account upon court approval of the settlement in February 2006.

In March 2002, Cornell, its directors, and its former independent auditor Arthur Andersen LLP, were sued in a derivative action styled as William Williams, Derivatively and on Behalf of Nominal Defendant Cornell Companies, Inc. v. Anthony R. Chase, et al., No. 2002-15614, in the 127th Judicial District Court of Harris County, Texas. The lawsuit related to our restatement in 2002 of certain financial statements. The lawsuit alleged breaches of fiduciary duty by all of the individual defendants and asserted breach of contract and professional negligence claims only against Arthur Andersen LLP. This lawsuit has been dismissed without prejudice by agreement. In January 2004, we received a letter from William Williams, the plaintiff in the William Williams action discussed above, demanding that we pursue breach of fiduciary duty claims against various officers and directors based on the August 2001 sale leaseback transaction and the subsequent restatement. We have issued a preliminary response to the letter indicating that the Board will consider the request and inform Mr. Williams of its decision. In May and September 2002, the Company and our then directors were sued in three other derivative lawsuits styled as follows: (1) Juan Guitierrez, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1812, in the United Stated District Court for the Southern District of Texas, Houston Division; (2) Thomas Pagano, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1896, in the United Stated District Court for the Southern District of Texas, Houston Division; and (3) Jesse Menning, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. 2002-28924, in the 164th Judicial District Court of Harris County, Texas. These lawsuits relate to our restatement in 2002 of certain financial statements. These lawsuits all allege breaches of fiduciary duty and waste of corporate assets by all of the defendants. A motion to dismiss the Guitierrez and Pagano lawsuits was filed. The court dismissed the Pagano action as duplicative of the Guitierrez action. The court granted the motion to dismiss the Guitierrez action and the plaintiffs have appealed that ruling. The Menning action has been dismissed, but with an agreement that the plaintiff’s claims as to Cornell are tolled until 30 days following the final resolution of the Guitierrez case, including any appeals. The plaintiffs in these cases have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty. However, our management believes that we have good defenses and intends to vigorously defend against the claims asserted in these actions. We have not recorded any loss accruals related to these claims.

Certain insurance policies held by us to cover potential director and officer liability may limit our cash outflows in the event of a decision adverse to us in the matters discussed above. However, if an adverse decision in these matters exceeds the insurance coverage or if the insurance coverage is deemed not to apply to these matters, an adverse decision to us in these matters could have a material adverse effect on us, our financial condition, results of operations and future cash flows.

Other

Additionally, we currently and from time to time are subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries or for wrongful restriction of or interference with offender privileges and employment matters. If an adverse decision in these matters exceeds our insurance coverage, or if our coverage is deemed not to apply to these matters, or if the underlying insurance carrier was unable to fulfill its obligation under the insurance coverage provided, it could have a material adverse effect on our financial condition, results of operations or cash flows.

During the period of August 2000 through May 2003, our general liability and professional liability coverage was provided by Specialty Surplus Insurance Company, a Kemper Insurance Company (Kemper) group member. In June 2004, the Illinois Department of Insurance gave Kemper permission to proceed with a run-off plan it had previously submitted. The three-year plan is designed to help Kemper meet its goal of resolving, to the maximum extent possible, all valid policyholder claims. In view of the risks and uncertainties involved in implementing the plan, including the need to achieve significant policy buybacks, commutation of reinsurance agreements, and further agreements with regulators, no assurance can be given that the plan will be successfully implemented by Kemper. In the year ended December 31, 2004, we accrued a provision of $0.6 million, and estimated our range of additional exposure to be approximately $0.5 million with respect to outstanding claims incurred during this policy period with Kemper which would become our obligation to resolve if not settled through Kemper.

During the year ended December 31, 2005, Kemper continued to implement its run-off plan. As a result, several of our significant claims were settled by Kemper during 2005. In conjunction with these settlements, we recorded a charge against our existing accrual in the amount of $0.3 million. We believe that the uncertainty surrounding the ability of Kemper to settle our remaining outstanding claims still exists. Based on our analysis of the claims activity during 2005, we felt it necessary to accrue an additional provision in the amount of approximately $0.2 million during the third quarter of 2005. At December 31, 2005, we believe our estimated range of exposure, above our existing $0.5 million accrual, to be approximately $0.1 million related to the outstanding claims which could become our obligation to resolve if not settled through Kemper.

While the outcome of such matters cannot be predicated with certainty, based on the information known to date, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial condition, operating results or cash flows.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders during the fourth quarter of 2005.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “CRN.”  As of March 10, 2006, there were 448 record holders of our common stock. The quarterly high and low closing sales prices for our common stock from January 1, 2004 through March 10, 2006 are shown below.

	High	Low

2004:
First Quarter	$13.75	$11.36
Second Quarter	14.05	11.20
Third Quarter	14.62	11.75
Fourth Quarter	15.33	12.21
2005:
First Quarter	$15.64	$12.42
Second Quarter	13.60	11.60
Third Quarter	14.71	12.96
Fourth Quarter	14.78	13.58
2006:
First Quarter (through March 10, 2006)	$14.06	$13.26

We have never declared or paid cash dividends on our capital stock. We currently intend to retain excess cash flow, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and is dependent upon, among other factors, our results of operations, financial condition, capital requirements, restrictions, if any, imposed by financing commitments and legal requirements. Our 10.75% Senior Notes, as well as our revolving credit facility contain certain restrictions on our ability to pay dividends. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Long-Term Credit Facilities.”

We did not purchase any of our common stock in the fourth quarter of 2005.

The following table summarizes as of December 31, 2005 certain information regarding equity compensation to our employees, officers, directors, and other persons under our plans:

	(A) Number of Securities to be Issued upon Exercise of Outstanding Stock Options and Warrants	(B) Weighted-average Exercise Price of Outstanding Stock Options and Warrants	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Plan Category

Equity compensation plans approved by security holders	504,700	$12.89	530,684	(1)
Equity compensation plans not approved by security holders	265,598	$9.42	230,112	(2)
Total	770,298	$11.69	760,796

(1)   Includes 190,395 shares issuable pursuant to our Employee Stock Purchase Plan and 101,516 shares issuable pursuant to our 2000 Director Stock Plan. Also includes 238,773 shares issuable pursuant to our Amended and Restated 1996 Stock Option Plan. The total number of shares issuable pursuant to our Amended and Restated 1996 Stock Option Plan is equal to the greater of 1,500,000 shares or 15.0% of the number of shares issued and outstanding immediately after the grant of any option under the Plan.

(2)   Includes 100,000 shares issuable pursuant to our Deferred Compensation Plan and 130,112 shares issuable pursuant to our 2000 Broad-Based Employee Plan. The number of shares issuable pursuant to our 2000 Broad-Based Plan (2000 Plan) is equal to the greater of 400,000 shares or 4.0% of the shares issued and outstanding immediately after the grant of any option under the Plan.

Equity Compensation Plans Not Approved by Security Holders

Deferred Compensation Plan

We maintain a Deferred Compensation Plan for the purpose of providing deferred compensation for eligible employees. The Deferred Compensation Plan is a nonqualified plan.

A participant in the Deferred Compensation Plan may defer into an account a percentage of compensation each year up to 75.0% of the participant’s compensation received from Cornell. In addition, we may make contributions to the Deferred Compensation Plan on behalf of each participant. Compensation deferred by a participant, or contributions made by us on behalf of a participant, will be invested in mutual funds or the common stock of Cornell. Participants are fully vested in their accounts and may elect to receive the amounts credited to their accounts either in a lump sum or in five or ten-year annual installment payments. In the event of a change of control (as defined in the Plan), the amounts in each participant’s account will be paid to the participant in a lump sum.

Warrants

In conjunction with the issuance of the Subordinated Notes in July 2000, we issued warrants to purchase 290,370 shares of our common stock at an exercise price of $6.70. The warrants may only be exercised by payment of the exercise price in cash to us, by cancellation of an amount of warrants equal to the fair market value of the exercise price, or by the cancellation of indebtedness owed to the warrant holder. During 2001, 168,292 shares of common stock were issued in conjunction with the exercise and cancellation of 217,778 warrants; therefore, 72,592 warrants remain outstanding at December 31, 2005.

2000 Broad-Based Employee Plan

Under our 2000 Plan, we may grant non-qualified stock options to our employees, directors and eligible consultants for up to the greater of 400,000 shares or 4.0% of the aggregate number of shares of common stock issued and outstanding immediately after the grant of any option under the 2000 Plan. The 2000 Plan options vest over a period of up to five years and expire ten years from the grant date. The vesting schedule and term are set by the Compensation Committee of the Board of Directors. The exercise price of options issued pursuant to the 2000 Plan can be no less than the market price of our common stock on the date of grant.

Upon notice of an extraordinary transaction (as defined in the 2000 Plan), options granted under the 2000 Plan become fully vested. Upon consummation of the extraordinary transaction, such options, to the extent not previously exercised, automatically terminate.

ITEM 6.          SELECTED CONSOLIDATED FINANCIAL DATA

The following data has been derived from our audited financial statements, including those included in this Form 10-K for the year ended December 31, 2005 and should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

The consolidated financial statements for the year ended December 31, 2001 were audited by Arthur Andersen LLP who has ceased operations.

	Year Ended December 31,
	2005 (1)	2004 (2)	2003 (3)	2002	2001 (4)
	(in thousands, except per share data)
Statements of Operations Data:
Revenues	$310,775	$277,190	$258,180	$263,023	$254,820
Income from operations	27,866	14,459	24,484	30,150	29,407
Income (loss) from continuing operations before provision (benefit) for income taxes and cumulative effect of changes in accounting principles	6,143	(8,256)	6,828	10,852	5,236
Income (loss) from continuing operations before cumulative effect of changes in accounting principles	3,928	(5,000)	4,028	6,475	2,939
Discontinued operations, net of tax	(3,622)	(2,433)	(58)	852	950
Cumulative effect of changes in accounting principles, net of tax (5)	—	—	—	(965)	770
Net income (loss)	$306	$(7,433)	$3,970	$6,362	$4,659

Earnings (loss) per share:
• Basic
Income (loss) from continuing operations before cumulative effect of changes in accounting principles	$.29	$(.38)	$.31	$.50	$.30
Discontinued operations, net of tax	$(.27)	$(.18)	$—	$.07	$.10
Cumulative effect of changes in accounting principles, net of tax (5)	$—	$—	$—	$(.08)	$.08
Net income (loss)	$.02	$(.56)	$.31	$.49	$.48

• Diluted
Income (loss) from continuing operations before cumulative effect of changes in accounting principles	$.29	$(.38)	$.30	$.49	$.30
Discontinued operations, net of tax	$(.27)	$(.18)	$—	$.06	$.09
Cumulative effect of changes in accounting principles, net of tax (5)	$—	$—	$—	$(.07)	$.07
Net income (loss)	$.02	$(.56)	$.30	$.48	$.46

Number of shares used to compute EPS:
Basic	13,580	13,203	12,941	12,911	9,616
Diluted	13,695	13,203	13,342	13,129	10,069

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except occupancy data )
Operating Data:

Residential:
Service capacity (6) (7)	14,682	13,494	12,284	11,237	11,237
Contracted beds in operation (end of period) (6) (8)	11,764	11,479	9,472	9,259	9.473
Average contract occupancy on contracted beds in operation (6) (9) (10)	97.3%	98.6%	100.5%	98.5%	95.8%
Average contract occupancy excluding start-up operations (6) (9) (10)	101.8%	101.9%	100.7%	98.5%	96.2%
Non-Residential:
Service capacity (6) (11)	4,787	3,852	3,568	3,601	3,601

Balance Sheet Data:
Working capital	$57,286	$107,597	$86,214	$95,988	$97,814
Total assets	510,628	507,631	449,103	441,291	444,807
Long-term debt, net of current portion	266,659	279,528	227,292	232,258	238,768
Stockholders’ equity	165,461	161,312	166,235	159,952	153,104

Notes to Selected Consolidated Financial Data

(1)      The statement of operations and balance sheet data presented for the year ended December 31, 2005 includes the assets, liabilities and operations of CSI acquired in April 2005.

(2)      Income from operations for the year ended December 31, 2004 includes a charge of $9.3 million to record an impairment to the carrying value of the New Morgan Academy. Income (loss) from continuing operations before provision (benefit) for income taxes and cumulative effect of changes in accounting principles for the year ended December 31, 2004 includes a loss on extinguishment of debt of approximately $2.4 million related to the early retirement of the Synthetic Lease Investor Notes A and B and the revolving line of credit under our amended 2000 Credit Facility. Discontinued operations, net of tax for the year ended December 31, 2004 include charges totaling $0.8 million to record an impairment to the carrying values of two of our juvenile facilities. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a detailed discussion concerning these charges.

(3)      Income from operations for the year ended December 31, 2003 includes a charge of approximately $5.4 million to provide an allowance for an unrecovered escrow deposit. Refer to Item 3. “Legal Proceedings – Southern Peaks Regional Treatment Center.”

(4)      We adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 145 on January 1, 2003. Prior to the adoption of the provisions of SFAS No. 145, we recorded an extraordinary charge of approximately $2.9 million, net of an income tax of approximately $2.0 million, in 2001 for the early retirement of debt. As a result of the adoption of the provisions of SFAS No. 145, we reclassified costs of approximately $4.9 million to loss on extinguishment of debt and the related income tax benefit of approximately $2.0 million to provision for income taxes. This reclassification is reflected in the 2001 amounts presented in this table.

(5)      For the year ended December 31, 2002, we recognized a cumulative effect of changes in accounting principles charge of approximately $1.0 million, net of an income tax benefit of approximately $0.7 million, related to the impairment of goodwill in connection with the adoption of SFAS No. 142 in January 2002. For the year ended December 31, 2001, we recognized a cumulative effect of changes in accounting principles benefit of approximately $0.8 million, net of an income tax provision of approximately $0.5 million, related to a change in our method of accounting for durable supplies.

(6)      Data presented excludes discontinued operating facilities.

(7)      Residential service capacity is comprised of the number of beds currently available for service or available upon the completion of construction of residential facilities.

(8)      At certain residential facilities, the contracted capacity is lower than the facility’s service capacity. We could increase a facility’s contracted capacity by obtaining additional contracts or by renegotiating existing contracts to increase the number of beds covered. However, there is no guarantee that we will be able to obtain contracts that provide occupancy levels at a facility’s service capacity or that current contracted capacities can be maintained in future periods.

(9)      Average contract occupancy percentages reflect less than normalized occupancy during the start-up phase of any applicable facility, resulting in a lower average contract occupancy in periods when we have substantial start-up activities.

(10)    Average contract occupancy percentages are calculated based on actual occupancy for the period as a percentage of the contracted capacity for residential facilities in operation. These percentages do not reflect the operations of non-residential community-based programs. At certain residential facilities, our contracted capacity is lower than the facility’s service capacity. Additionally, certain facilities have and are currently operating above the contracted capacities. As a result, average contract occupancy percentages can exceed 100% if the average actual occupancy exceeded contracted capacity.

(11)    Non-residential service capacity is based on either contractual terms or an estimate of the number of clients to be served. We update these estimates at least annually based on the program’s budget and other factors.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a leading provider of correctional, detention, educational, rehabilitation and treatment services outsourced by federal, state and local government agencies. We provide a diversified portfolio of services for adults and juveniles through our three operating divisions: (1) adult secure institution and detention services; (2) juvenile justice, educational and treatment services and (3) adult community-based corrections and treatment services. At December 31, 2005, we operated 79 facilities with a total service capacity of 17,473 and had two facilities under development or construction with an aggregate service capacity of 1,660 upon completion. Additionally, we had three facilities with an aggregate service capacity of 406 beds that were substantially vacant. Our facilities are located in 18 states and the District of Columbia.

The following table (which excludes data related to discontinued operating facilities) sets forth for the periods indicated total residential service capacity and contracted beds in operation at the end of the periods shown, average contract occupancy percentages and total non-residential service capacity.

	Year Ended December 31,
	2005	2004	2003
Residential
Service capacity (1) (2)	14,682	13,494	12,284
Contracted beds in operation (end of period) (1) (3)	11,764	11,479	9,472
Average contract occupancy based on contracted beds in operation (1) (4) (5)	97.3%	98.6%	100.5%
Average contract occupancy excluding start-up operations (1) (4) (5)	101.8%	101.9%	100.7%
Non-Residential
Service capacity (1) (6)	4,787	3,852	3,568

(1)       Data presented excludes discontinued operating facilities.

(2)       Residential service capacity is comprised of the number of beds currently available for service or available upon the completion of construction or renovation of residential facilities.

(3)      At certain residential facilities, the contracted capacity is lower than the facility’s service capacity. We could increase a facility’s contracted capacity by obtaining additional contracts or by renegotiating existing contracts to increase the number of beds covered. However, there is no guarantee that we will be able to obtain contracts that provide occupancy levels at a facility’s service capacity or that current contracted capacities can be maintained in future periods.

(4)      Average contract occupancy percentages reflect less than normalized occupancy during the start-up phase of any applicable facility, resulting in a lower average occupancy in periods when we have substantial start-up activities.

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

(6)      Non-residential service capacity is based on either contractual terms or an estimate of the number of clients to be served. We update these estimates at least annually based on the program’s budget and other factors.

We derive substantially all of our revenues from providing adult corrections and treatment and juvenile justice, educational and treatment services outsourced by federal, state and local government agencies in the United States. Revenues for our services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis or on a cost-plus reimbursement basis. For the year ended December 31, 2005, our revenue base consisted of 76.3% for services provided under per diem contracts, 10.1% for services provided under take-or-pay and management contracts, 9.4% for services provided under cost-plus reimbursement contracts, 2.9% for services provided under fee-for-service contracts and 1.3% from other miscellaneous sources. While these percentages are generally consistent with comparable statistics for the years ended December 31, 2004 and 2003, there has been an increase in the percentage of revenues for services provided under per diem contracts and a decrease in the percentage of revenues provided under fee-for-service contracts between the comparable periods for 2005 and 2004. The increase in the percentage of revenues for services provided under per diem contracts is principally due to the acquisition of Correctional Systems Inc. (CSI) in April 2005, as well as the increased operations of Regional Correctional Center in 2005. Revenues can fluctuate from year to year due to changes in government funding policies, changes in the number or types of clients referred to our facilities by governmental agencies, the opening of new facilities or the expansion of existing facilities and the termination of contracts for a facility or the closure of a facility.

Revenues for our adult secure institutional services division are primarily generated from per diem, take-or-pay and management contracts.  For the years ended December 31, 2005, 2004 and 2003, we realized average per diem rates on our adult secure institutional facilities of approximately $49.08, $48.45 and $47.79, respectively. The increase in the average per diem rate for 2005 is due to the opening of the two-unit Regional Correctional Center in July and December 2004, the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004 and the acquisition of CSI in April 2005. We continue to experience increasing pressure from contracting governmental agencies to limit or even reduce per diem rates.  Many of these governmental entities are under severe budget pressures and we anticipate that more governmental agencies may approach us about per diem rate concessions.  Decreases, or the lack of anticipated increases, in per diem rates could adversely impact our operating margin.

Factors considered in determining billing rates to charge include: (1) the programs specified by the contract and the related staffing levels; (2) wage levels customary in the respective geographic areas; (3) whether the proposed facility is to be leased or purchased and (4) the anticipated average occupancy levels that could reasonably be expected to be maintained.

Revenues for our juvenile justice, educational and treatment services division are primarily generated from per diem, fee-for-service and cost-plus reimbursement contracts.  For the years ended December 31, 2005, 2004 and 2003, we realized average per diem rates on our residential juvenile justice, educational and treatment facilities of approximately $167.68, $164.54 and $162.88, respectively.  The increase in the average per diem rate for 2005 is due to the opening of the Southern Peaks Regional Treatment Center in August 2004.  For the years ended December 31, 2005, 2004 and 2003, we realized average fee-for-service rates for our non-residential community-based juvenile facilities and programs, including rates that are limited by Medicaid and other private insurance providers, of approximately $34.21, $27.53 and $26.40, respectively. The increase in the average fee-for-service rate for 2005 is due to changes in the mix of the services provided by our various juvenile justice, educational and treatment programs and facilities, as well as the addition of several new alternative education programs in 2005.  The majority of our juvenile services contracts renew annually.

Revenues for our adult community-based corrections and treatment services division are primarily generated from per diem contracts and fee-for-service contracts.  For the years ended December 31, 2005, 2004 and 2003, we realized average per diem rates on our residential adult corrections and treatment facilities of approximately $60.77, $62.10 and $58.69, respectively.  For the years ended December 31, 2005, 2004 and 2003, we realized average fee-for-service rates on our non-residential adult community-based corrections and treatment facilities and programs of approximately $9.40, $8.23 and $9.05, respectively.  Our average fee-for-service rates fluctuate from year to year principally due to changes in the mix of services provided by our various adult community-based programs and facilities.

We have historically experienced higher operating margins in our adult secure institutional services and adult community-based corrections and treatment services as compared to the juvenile justice, educational and treatment services division.  Additionally, our operating margins within a division can vary from facility to facility based on whether a facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the mix of services provided, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract, and our ability to increase a facility’s contract revenue.  A decline in occupancy of certain juvenile justice, educational and treatment facilities can have a more significant impact on operating results than the adult secure institutional services division due to higher per diem rates at certain juvenile facilities.  We have experienced and expect to continue to experience interim period operating margin fluctuations due to factors such as the number of calendar days in the period, higher payroll taxes in the first half of the year and salary and wage increases and insurance cost increases that are incurred prior to certain contract rate increases.  Moreover, many of the governmental agencies with whom we contract are experiencing budgetary pressures and may approach us to limit or reduce per diem rates.  Decreases in, or the lack of anticipated increases in, per diem rates could adversely impact our operating margin.  Additionally, a decrease in per diem rates without a corresponding decrease in operating expenses could also adversely affect our operating margin.

We are responsible for all facility operating costs, except for certain debt service and interest or lease payments for facilities where we have a management contract only.  At these facilities, the facility owner is responsible for all debt service and interest or lease payments related to the facility.  We are responsible for all other operating expenses at these facilities. We operated 20 facilities under management contracts at December 31, 2005, 12 facilities at December 31, 2004 and 10 facilities at December 31, 2003.  The increase in facilities operated under management contracts in 2005 was principally due to those contracts obtained as a result of the acquisition of CSI in April 2005.

A majority of our facility operating costs consists of fixed costs.  These fixed costs include lease and rental expense, insurance, utilities and depreciation.  As a result, when we commence operation of new or expanded facilities, fixed operating costs may increase.  The amount of our variable operating costs, including food, medical services, supplies and clothing, depend on occupancy levels at the facilities we operate.  Our largest single operating cost, facility payroll expense and related employment taxes and expenses, has both a fixed and a variable component.  We can adjust a facility’s staffing levels and the related payroll expense to a certain extent based on occupancy at a facility, however a minimum fixed number of employees is required to operate and maintain any facility regardless of occupancy levels.  Personnel costs are subject to increases in tightening labor markets based on local economic environments and other conditions.

We incur pre-opening and start-up expenses including payroll, benefits, training and other operating costs prior to opening a new or expanded facility and during the period of operation while occupancy is ramping up. These costs vary by contract.  Since pre-opening and start-up costs are generally factored into the revenue per diem rate that is charged to the contracting agency, we typically expect to recover these upfront costs over the life of the contract.  Because occupancy rates during a facility’s start-up phase typically result in capacity under-utilization for at least 90 to 180 days, we may incur additional post-opening start-up costs.  We do not anticipate post-opening start-up costs at any adult secure facilities operated under any future contracts with the BOP which are take-or-pay contracts, meaning that the BOP will pay at least 80.0% of the contractual monthly revenue once the facility opens, regardless of actual occupancy.

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

Management Overview

Demand.  Our business is driven generally by demand for incarceration or treatment services, and specifically by demand for private incarceration or treatment services, within our three primary business segments: adult secure institutional services; juvenile justice, educational and treatment services; and adult community-based corrections and treatment services.  The demand for adult and juvenile corrections and treatment services has generally increased at a steady rate over the past ten years, largely as a result of increasing sentence terms and/or mandatory sentences for criminals and as well a greater range of criminal acts, increasing demand for incarceration of illegal aliens and a public recognition of the need to provide services to juveniles that will improve the possibility that they will lead productive lives.  Recent suggestions by social commentators and various political or governmental representatives suggest that community-based corrections of adults should be emphasized in the future as alternatives to traditional incarceration.  Among other things, we monitor federal, state and industry communications and statistics relative to trends in prison populations, juvenile justice statistics and initiatives, and developments in alternatives to traditional incarceration or detention of adults for opportunities to expand our scope or delivery of services.

The federal government increasingly is turning to private providers for the incarceration of adults whether they are serving prison sentences, detained as illegal aliens, detained in anticipation of pending judicial administration or transitioning from prison to society.  Chief among the federal agencies which use private providers are the BOP, ICE, and USMS. We provide adult secure and adult community-based services to the federal government.  Most of the federal involvement in juvenile administration in the federal system is handled via Medicare and Medicaid assistance to state governments. Although there are circumstances in which we may contract with a federal agency on a sole source basis, the primary means by which we secure a contract with a federal agency is via the RFP bidding process.  From time to time, we contract to provide management services to a local governmental unit who then bids on a federal contract.

States and smaller governmental units remain divided on the issue of private prisons and private provision of juvenile and community-based programs, although a majority of states permit private provision for our services.  We anticipate that increasing budget pressure on states and smaller governmental units will cause more states and smaller governmental units to consider utilizing private providers such as us to provide these services on a more economical basis.  Although it varies from governmental unit to governmental unit, the primary political forces who typically oppose privatization of prisons are organized labor and religious groups.

Private juvenile and community-based programs are much more widely accepted and utilized by states and local governmental units than private adult prisons.  Many private providers are organized on a not-for-profit basis, but there are a number of large, for-profit providers of juvenile and community-based programs.  We monitor opportunities in these segments via our corporate and regional development officials.  Many opportunities are not published in any manner and, accordingly, we believe that taking the initiative at the state and local levels is key in developing sole source opportunities.

Performance.  We track a number of factors as we monitor financial performance.  Chief among them are:

•      capacity (the number of beds within each business segment’s facilities)

•      occupancy (utilization)

•      per diem reimbursement rates

•      operating expenses

Capacity, commonly expressed in terms of a number of beds, is primarily impacted by the number and size of the facilities we own or lease and the facilities which are not owned or leased but which are operated by us on behalf of a third party owner or lessee.  We view capacity as a measure of our development efforts, through which we may increase capacity by adding new projects or by expanding existing projects.  As part of measuring our development efforts, we will assess (a) whether a given development project was brought into service in accordance with our expectation as to time and expense; and (b) the number of projects in development or under consideration at the relevant point in time.  In addition to the focus on new projects, capacity will reflect our success in renewing and maintaining existing contracts and facilities.  It will also reflect any closure of programs or facilities due to underutilization or failure to earn an adequate risk-adjusted rate of return.  We must also be cognizant of the possibility that state or local budgetary limitations may cause the contractual commitment to a given facility to be reduced or even eliminated, which would cause us to secure an alternate customer or close the operation.

Occupancy is typically expressed in terms of percentage of contract capacity utilized.  We look at occupancy to assess the efficacy of both our efforts to market our facilities and our efforts to retain existing customers or contracts.  Because revenue varies directly with occupancy, occupancy is a driver of our revenues. Some of our contracts are “take-or-pay,” meaning that the agency making use of the facility is obligated to pay for beds even though they are not used.  Historically, occupancy percentages in many of our facilities have been high and we are mindful of the need to maintain high occupancy levels.  As new development projects are brought into service, occupancy percentages may decline until the projects reach full utilization.  Where we have commitments for utilization before the commencement of operations, occupancy percentages reflects the speed at which a facility achieves full service/implementation. However, we may decide to undertake development projects without written commitments to make full use of a facility. In these instances, we have performed our own assessment, based on discussions with local government or other potential customer representatives and analysis of other factors, of the demand for services at the facility.  There is no assurance that we will recover our initial investment in these projects.  We will monitor occupancy as a measure of the accuracy of our estimation of the demand for the services of a development facility, and will incorporate this information in future assessments of potential projects.

Per diem reimbursement rates are the other key element of our gross revenue and operating margin since per diem contracts represent a majority of our revenues (76.3% for the year ended December 31, 2005).  Per diem rates are a function of negotiation between management and a governmental unit at the inception of a contract or through the RFP process.  Actual per diem rates vary dramatically across our business segments, and as well within each business segment depending upon the particular service or program provided. The initial per diem rates often change during the term of a contract in accordance with a schedule.  The amount of the change can be a fixed amount set forth within the contract, an amount determined by formulas set forth within the contract or an amount determined by negotiations between management and the governmental unit (often these negotiations are along the same lines as the original per diem negotiation — a review of expenses and approval of an amount to recompense for expenses and assure the potential of an operating profit).  In recent years, as budgetary pressures on governmental units have increased, some of our governmental customers have negotiated relief from formulaic increase provisions within their agreements or have declined to include in their appropriation legislation amounts that would increase the per diem rates payable under the contract (needed in some cases to offset operating expense increases).  Although we have mitigated a portion of the impact of these developments by negotiating services provided or obtaining commitments for increased volume, we have taken steps primarily in the area of legislative and governmental monitoring and lobbying to avoid these sorts of adverse developments in the future.  We will continue to monitor per diem rates as a measure of negotiation skill, customer service, management and maintenance, political and business astuteness.

We track several different areas of our operating expenses.  Foremost among these expenses are employee compensation and benefits and expenses, risk related areas such as general liability, medical and worker’s compensation, client/inmate costs such as food, clothing and programming costs, financing costs and administrative overhead expenses. Increases or decreases in one or more of these items, such as our experience with rising insurance costs, can have a material effect on our financial performance.  Operating expenses are also impacted by decisions to close or terminate a particular program or facility, as occurred during 2005.  Such decisions are based on our assessments of operating results, operating efficiency and risk-adjusted returns and are an ongoing part of our portfolio management.  In addition, decisions to restructure employee positions (as occurred in 2005) will typically increase period costs initially (at the time of such actions), but generally reduce post-restructuring expense levels.  We are particularly monitoring the continued costs of complying with the Sarbanes-Oxley Act of 2002, both in terms of fees paid to others, such as independent auditors and consultants, as well as internal administrative costs.

We recognize that our operating margins are subject to pressure from a variety of factors, but most notably rising costs and governmental and agency budgetary constraints.  We also believe that successful development of higher margin and low capital projects is key to mitigating such pressure.  We have several development projects committed and in various stages of execution. Until those projects are completed and brought into full service, we will continue to monitor operations and existing customer relationships in an attempt to minimize the duration of start-up periods and the related pressure on operating margins.

Significant 2005 Events

Acquisition of Correctional Systems, Inc.

In April 2005, we completed our acquisition of Correctional Systems, Inc. (CSI), a San Diego-based provider of privatized jail, community corrections and alternative sentencing services.  The transaction was consummated in cash of approximately $9.1 million, net of cash acquired, all of which was paid in April 2005.  The acquisition included the operations of eight jails, six adult community-based correction facilities and five alternative sentencing programs located in California, New Mexico, Texas and Kansas.  The acquisition added approximately 986 corrections beds, as well as alternatives to incarceration services.  The results of operations for CSI subsequent to the date of acquisition (April 1, 2005) are included in our consolidated financial statements.

We acquired substantially all of CSI’s assets and assumed all of their liabilities.  The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was allocated to goodwill.  The initial purchase price allocations can and have been adjusted within the shorter of a defined allocation period or one year of the purchase date for changes in the estimates of the fair values of assets acquired and liabilities assumed.   The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

April 1, 2005

Receivables	$1,769
Prepaids and other assets	305
Property and equipment	2,097
Contract value	4,121
Other assets	1,351
Goodwill	4,586
Assets acquired	14,229

Accounts payable and accrued liabilities	1,076
Long-term debt	2,239
Deferred tax liabilities	1,720
Other long-term liabilities	130
Liabilities assumed	5,165
Net assets acquired	$9,064

We believe that the CSI acquisition resulted in the recognition of goodwill because of its industry position, operational strength and potential to provide additional growth opportunities for us.  During the nine months ended December 31, 2005, we adjusted goodwill by approximately $0.3 million due to adjustments to the cost basis of the property acquired based on final property appraisals and for certain post-closing acquisition costs.

Our amortization period for acquired contracts is the greater of the acquired contract life or seven years.

On an unaudited basis, the effects of the CSI acquisition were not material to our results of operations had they been included in prior periods.

In August 2005, a lawsuit was filed by a detainee at one of the facilities acquired from CSI. See Item 3. “Legal Proceedings — Lincoln County Detention Center” for further discussion regarding this matter.

Recent Developments

New Morgan Academy

We closed the New Morgan Academy in the fourth quarter of 2002 and have considered several options ranging from the utilization of the facility for another type of program or the sale or lease of the facility. As of December 31, 2005, we are focusing our efforts on the reopening of the facility by the fourth quarter of 2006.  Once opened, the facility will operate as a residential treatment facility for youth sex offenders.  We are currently maintaining a small staff to secure and maintain the facility during the finalization of the reactivation plans.  We have recognized pre-tax costs of $3.6 million and $13.5 million (including an impairment charge of $9.3 million as discussed below) in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2005 and 2004, respectively, for related holding costs (depreciation, interest, property, taxes and other maintenance costs).

At December 31, 2004, as a result of our analysis pursuant to the requirements of SFAS No. 144, we determined that the carrying amount of the New Morgan Academy was not fully recoverable and exceeded its fair value (as based on current estimates of future cash flows).  The developing inability during late 2004 of various governmental agencies with whom we had been in negotiations to obtain the level of funding to contract with us for the use of the New Morgan Academy indicated an expectation of continuing losses associated with this facility.  As a result, we recorded an impairment charge of $9.3 million, pursuant to the provisions of SFAS No. 144, in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2004.  As of December 31, 2005, we believe that, pursuant to the provisions of SFAS No. 144, no additional impairment allowance is necessary.  The carrying value of the property and equipment for the New Morgan Academy, after the impairment charge, was approximately $19.9 million and $20.4 million at December 31, 2005 and 2004, respectively.

Central California Treatment Center

In January 2004, we purchased a building in Los Angeles, California for which our carrying value was approximately $2.7 million at December 31, 2005.   In 2005, we received notice from a local governmental agency indicating a desire to acquire the facility.  In early 2006, the governmental agency initiated condemnation proceedings relating to the facility and deposited approximately $2.9 million of condemnation proceeds with the court.  We have petitioned the court to release the deposit and commenced litigation contesting the valuation of the facility submitted by the governmental agency.

Campbell Griffin Treatment Center

In October 2005, we initiated the temporary closure of this leased facility in San Antonio, Texas, and transferred the residents to our Texas Adolescent Treatment Center (also located in San Antonio). It is our intent to reactivate this facility during 2006. Accordingly, it has not been included in discontinued operations.

Moshannon Valley Correctional Center

In March 2003, we reached an agreement with the Commonwealth of Pennsylvania that resolved all outstanding administrative issues relative to the contract awarded by the Bureau of Prisons (BOP) to operate the Moshannon Valley Correctional Center. In October 2004, we received the signed Finding of No Significant Impact for the facility.  We have a three-year contract with the BOP to operate the facility and the BOP has the option to grant seven one-year extensions.  The facility, which can house 1,300 male federal inmates, is scheduled to begin operations in early 2006.

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

As of December 31, 2005, we had incurred (net of the BOP reimbursement) approximately $63.8 million for the design, construction and development costs and capitalized interest related to the Moshannon Valley Correctional Center facility. We believe that our existing cash and credit facility will provide adequate funding to complete the construction of the facility.

Mesa Verde Community Correctional Facility

In December 2005, we entered into a five year agreement with the California Department of Corrections to operate the Mesa Verde Community Correctional Facility, which is leased.  The facility commenced operations in early 2006 and can house up to 360 male California inmates.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 123R

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment,” which requires companies to expense the value of employee stock options and other types of equity-based compensation based on the fair value of the options at the award’s grant date based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. When measuring fair value, companies can choose an option-pricing model (e.g., Black-Scholes or binominal models) that approximately reflects their specific circumstances and the economics of their transactions. Companies will recognize compensation cost for share based payment awards as they vest, including the related tax effects.  The effective date of SFAS No. 123R, as amended, applies to annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share based payment awards at the company’s adoption date.  In April 2005, the Securities and Exchange Commission adopted a rule that amends the adoption date of SFAS No. 123R to January 1, 2006.

We adopted SFAS No. 123R on January 1, 2006 using the modified prospective method in which compensation cost is recognized beginning with the January 1, 2006 adoption date (a) based on the requirements of SFAS No 123R for all share-based payments granted after January 1, 2006 and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on the adoption date.  We also plan to value options using the Black-Scholes option pricing model.

As permitted by SFAS No. 123, until December 31, 2005 we accounted for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognized no compensation cost on grants of employee stock options. Accordingly, the adoption of SFAS No. 123R may have a significant impact on our results of operations, although it will have no impact on our overall financial position.  The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the future levels of share-based grants.  However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) per share in Note 2 to our consolidated financial statements.  SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

Under SFAS No. 123R, compensatory employee stock purchase plans (ESPP) are required to recognize compensation cost over the requisite service period for grants made under the ESPP.  The criteria that an ESPP must meet to be considered non-compensatory are more restrictive under SFAS No. 123R than they are under APB No. 25.  We are evaluating the impact on our ESPP by SFAS No. 123R, and currently believe our ESPP may be deemed a compensatory plan as defined by SFAS No. 123R.  We do not expect this to have a material effect on our financial condition, results of operations or cash flows.

Statement of Financial Accounting Standards No. 154

The FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 is effective, and will be adopted, for accounting changes made in fiscal years beginning after December 15, 2005 and is to be applied retrospectively.  SFAS No. 154 requires that retroactive application of a change in accounting principle be limited to the direct effects of the change.  Our adoption of SFAS No. 154 is not expected to have a material effect on our financial condition, results of operations or cash flows.

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

Impairment or Disposal of Long-Lived Assets

We review our long-lived assets for impairment at least annually or when changes in circumstances or a triggering event indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets to be held and used be reported at the lower of their carrying amount or fair value.  Assets to be disposed of by sale are recorded at the lower of their carrying amount or fair value less estimated cost to sell. We estimate fair value based upon the best information available, which may include discounted expected future cash flows to be produced by the assets and/or available market prices. Factors that significantly influence estimated future cash flows include the periods and levels of occupancy for the facility, expected per diem or reimbursement rates, assumptions regarding the levels of staffing, services and future operating and capital expenditures necessary to generate forecasted revenues, related costs for these activities and future rate of increases or decreases associated with these factors. We also consider the results of any appraisals on the properties when assessing fair value. These estimates are highly subjective, particularly in circumstances where there is no current operating contract in place and changes in the assumptions and estimates could result in the recognition of impairment charges. The most subjective estimates made in this analysis for 2005 relate to the New Morgan Academy and the Campbell Griffin Treatment Center, for 2004 relate to the New Morgan Academy, the Residential School and the Maple Creek Home and for 2003 relate to the New Morgan Academy and the Moshannon Valley Correctional Center. We may be required to record an impairment charge in the future should we not be able to successfully negotiate a contract on any of our facilities for which we do currently have an operating contract.

Goodwill

We account for our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which states that there will be no amortization of goodwill or intangible assets with indefinite lives.  Impairment of these assets is assessed annually to determine if the estimated fair value of the reporting unit exceeds the net carrying value of the reporting unit, including the applicable goodwill.  The estimates of fair market value are based upon our estimates of the present value of future cash flows.  We make assumptions regarding the estimated cash flows and if these estimates or their related assumptions change, an impairment charge may be incurred.

Results of Operations

Material fluctuations in our results of operations are principally the result of the level of new contract development activity, the timing and effect of facility expansions, occupancy or contract rates, contract renewals or terminations and facility closures and non-recurring charges.

The following table sets forth for the periods indicated the percentages of revenue represented by certain items in our Consolidated Statements of Operations and Comprehensive Income (Loss).

	Year Ended December 31,
	2005	2004	2003

Revenues	100.0%	100.0%	100.0%

Operating expenses	76.6	76.1	76.9
Pre-opening and start-up expenses	2.9	3.2	0.4
Impairment of long-lived assets	—	3.4	—
Depreciation and amortization	4.9	4.8	4.1
General and administrative expenses	6.6	7.3	9.1
Income from operations	9.0	5.2	9.5
Interest expense, net	7.0	7.3	6.8
Loss on extinguishment of debt	—	0.9	—
Income (loss) from continuing operations before provision (benefit) for income taxes	2.0	(3.0)	2.7
Provision (benefit) for income taxes	0.7	(1.2)	1.1
Income (loss) from continuing operations	1.3	(1.8)	1.6
Discontinued operations, net of taxes	(1.2)	(0.9)	(0.1)
Net income (loss)	0.1%	(2.7)%	1.5%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Certain comparisons of revenue, expenses and average contract capacity contained herein have been made excluding the effect of pre-opening and start-up expenses and related revenues.  Disclosures excluding the effect of pre-opening and start-up expenses and revenues represent measures calculated in a manner that is not consistent with GAAP.  We believe exclusion of the non-recurring effect of pre-opening and start-up expenses and revenues increases the reader’s understanding of our operating trends.

Revenues.  Revenues increased approximately $33.6 million, or 12.1%, to $310.8 million for the year ended December 31, 2004 from $277.2 million for the year ended December 31, 2004.

Adult Secure Institutional. Adult secure institutional division revenues increased approximately $16.9 million, or 14.7%, to $131.7 million for the year ended December 31, 2005 from $114.8 million for the year ended December 31, 2004 due primarily to (1) the opening of the two-unit Regional Correctional Center in July and December 2004 which increased 2005 revenues by approximately $5.5 million, (2) revenues of approximately $3.2 million generated by the eight adult secure facilities acquired from CSI in April 2005, (3) the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004 which increased 2005 revenues by approximately $6.3 million, (4) an increase in revenues of approximately $2.5 million at the Big Spring Correctional Center due to improved occupancy and (5) an increase in revenues of approximately $1.4 million at the D. Ray James Prison due to a per diem rate increase received in the latter half of 2004.  The increase in revenues due to the above was offset, in part, by a decrease in revenues of approximately $3.3 million due to the non-renewal of the Valencia County Detention Center contract as of December 31, 2004. The remaining net increase in revenue of approximately $1.3 million was due to various insignificant revenue fluctuations at our other adult secure institutional facilities.

Average contract occupancy was 96.0% for the year ended December 31, 2005 compared to 98.8% for the year ended December 31, 2004.  The decline in the average contract occupancy percentage in 2005 is due to the Regional Correctional Center which did not operate at full capacity.  Excluding the actual occupancy and contract capacity for the start-up operations of the Regional Correctional Center in 2005 (through August 2005) and 2004, average contract occupancy was 102.6% and 102.4%, respectively.

The average per diem rate was $49.08 for the year ended December 31, 2005 compared to $48.45 for the year ended December 31, 2004.  The increase in the average per diem rate for 2005 is due to the opening of the Regional Correctional Center in July and December 2004, the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004 and the acquisition of CSI in April 2005.  We continue to experience increasing pressure from contracting governmental agencies to limit or even reduce per diem rates.  Many of these governmental entities are under severe budget pressures and we anticipate that more governmental agencies may approach us about per diem rate concessions.  Decreases, or the lack of anticipated increases, in per diem rates could adversely impact our operating margin.

We anticipate an increase in revenues for this division in 2006 due to the activation of the Mesa Verde Correctional Facility and the Moshannon Valley Correctional Facility.

Revenues attributable to start-up operations were approximately $3.3 million and $1.9 million for the year ended December 31, 2005 and 2004, respectively, and were attributable to the start-up operations of the Regional Correctional Center.

Juvenile.  Juvenile justice, educational and treatment services division revenues increased approximately $5.2 million, or 4.6%, to $119.0 million for the year ended December 31, 2005 from $113.8 million for the year ended December 31, 2004.  The increase in revenues was due primarily to (1) the opening of the Southern Peaks Regional Treatment Center in August 2004 which increased 2005 revenues by approximately $6.0 million, (2) the commencement of our management contract for the Philadelphia Alternative Education program in August 2004 which increased revenues by approximately $1.2 million, (3) the commencement of our management contract for the Lebanon Alternative Education program in September 2004 which increased revenues by approximately $1.0 million and (4) the commencement of our management contract for the Reading Alternative Education program in July 2005 which contributed revenues of approximately $1.2 million.  The increase in revenues due to the above was offset, in part, by a decrease in revenues of approximately $1.4 million at the Abraxas Center for Adolescent Females (ACAF) and approximately $2.6 million at the Campbell Griffin Treatment Center due to reduced occupancy. The Campbell Griffin Treatment Center was temporarily closed in the fourth quarter of 2005.  We currently expect to reactivate the facility in 2006.

Average contract occupancy was 89.2% for the year ended December 31, 2005 compared to 92.7% for the year ended December 31, 2004.  Excluding the actual occupancy and the contract capacity for the start-up activities of the Southern Peaks

Regional Treatment Center (through the first quarter) in 2005 and 2004 and for the start-up activities of the Plankinton Regional Detention Center in 2004, average contract occupancy was 90.0% for the year ended December 31, 2005 compared to 96.4% for the year ended December 31, 2004.

The average per diem rate for our residential juvenile facilities was approximately $167.68 for the year ended December 31, 2005 compared to approximately $164.54 for the year ended December 31, 2004. The increase in the average per diem rate in 2005 is due to the opening of the Southern Peaks Regional Treatment Center in August 2004. The average fee-for-service rate for our non-residential community-based juvenile programs was approximately $34.21 for the year ended December 31, 2005 compared to approximately $27.53 for the year ended December 31, 2004.  The increase in the average fee-for-service rate for 2005 is due to changes in the mix of services provided by our various juvenile justice, educational and treatment services, as well as the addition of several new alternative education programs in 2005.

Revenues attributable to start-up operations were approximately $1.5 million for the year ended December 31, 2005 and were attributable to the start-up operations of the Southern Peaks Regional Treatment Center.  Revenues attributable to start-up operations were approximately $1.2 million for the year ended December 31, 2004 and were attributable to the Southern Peaks Regional Treatment Center and the Plankinton Regional Detention Center.

Adult Community-Based. Adult community-based corrections and treatment services division revenues increased approximately $11.5 million, or 23.7%, to $60.1 million for the year ended December 31, 2005 from $48.6 million for the year ended December 31, 2004 due primarily to (1) revenues of approximately $7.9 million from the eleven adult community-based programs and facilities acquired from CSI in April 2005, (2) the opening of the Las Vegas Center in December 2004 which contributed revenues of approximately $1.4 million, (3) an increase in revenues of approximately $0.7 million at the Dallas County Judicial Treatment Center due to improved occupancy and (4) and increase in revenues of approximately $0.6 million at the Taylor Street Center due to improved occupancy.  The remaining net increase in revenues of approximately $0.9 million was due to various insignificant fluctuations in revenues at our other adult community-based facilities and programs.

Average contract occupancy was 108.0% for the year ended December 31, 2005 compared to 103.1% for the year ended December 31, 2004.  We experienced average contract occupancy percentages in excess of 100.0% due to the actual occupancy at certain residential facilities exceeding its contracted capacity.  We currently cannot predict whether this level of occupancy will continue in future periods.

The average per diem rate for our residential adult community-based facilities was approximately $60.77 for the year ended December 31, 2005 compared to approximately $62.10 for the year ended December 31, 2004. The average fee-for-service rate for our non-residential adult community-based programs was approximately $9.40 for the year ended December 31, 2005 compared to approximately $8.23 for the year ended December 31, 2004.  Our average fee-for-service rates can fluctuate from year to year due to changes in the mix of services provided by our various non-residential adult community-based programs. There were no revenues attributable to start-up operations for the years end December 31, 2005 and 2004.

Operating Expenses.  Operating expenses increased approximately $27.1 million, or 12.8%, to $238.3 million for the year ended December 31, 2005 from approximately $211.2 million for the year ended December 31, 2004.

Adult Secure Institutional.  Adult secure institutional division operating expenses increased approximately $11.5 million, or 14.4%, to approximately $91.5 million for the year ended December 31, 2005 from approximately $80.0 million for the year ended December 31, 2004 due primarily to (1) the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004 which increased operating expenses by approximately $4.3 million, (2) an increase in operating expenses of approximately $3.3 million at the Big Spring Correctional Center due to increased occupancy, (3) an increase in operating expenses of approximately $3.8 million at the two-unit Regional Correctional Center that began operating in July and December 2004 and (4) operating expenses of approximately $2.6 million from the eight adult secure facilities purchased from CSI in April 2005.  The increase in operating expenses due to the above was offset, in part, by a decrease in operating expenses of approximately $2.7 million due to the non-renewal of the Valencia County Detention Center management contract as of December 31, 2004.

As a percentage of segment revenues, adult secure institutional services operating expenses were 69.5% for the year ended December 31, 2005 compared to 69.6% for the year ended December 31, 2004.  Excluding approximately $3.3 million and $1.9 million of revenues attributable to the start-up operations of the Regional Correctional Center in 2005 and 2004, respectively, adult secure institutional services division operating expenses were 71.2% and 70.8%, respectively.

Juvenile.  Juvenile justice, educational and treatment services division operating expenses increased approximately $6.6 million, or 7.1%, to approximately $100.2 million for the year ended December 31, 2005 from $93.6 million for the year ended December 31, 2004 due primarily to (1) the opening of the Southern Peaks Regional Treatment Center in August 2004 which increased operating expenses by approximately $5.3 million, (2) the commencement of our management contract for the Philadelphia Alternative Education Program in August 2004 which increased operating expenses by approximately $1.1 million and (3) the commencement of our management contract for the Lebanon Alternative Education Program in September 2004 which increased operating expenses by approximately $0.9 million. Additionally, in the year ended December 31, 2005, we recorded a restructuring charge of approximately $1.0 million for personnel costs associated with management streamlining initiatives implemented in the first quarter of 2005.  The increase in operating expenses due to the above was offset, in part, by a decrease in operating expenses of approximately $0.6 million due to the termination of the Santa Fe County Youth Development Program in January 2004.  The remaining net decrease in operating expenses of approximately $1.1 million was due to various insignificant fluctuations in operating expenses at our other juvenile facilities and programs.

As a percentage of segment revenues, juvenile services division operating expenses were 84.2% for the year ended December 31, 2005 compared to 82.2% for the year ended December 31, 2004.  Excluding approximately $1.5 million of revenues attributable to the start-up operations of the Southern Peaks Regional Treatment Center in the year ended December 31, 2005 and approximately $1.2 million of revenues attributable to the start-up operations of the Southern Peaks Regional Treatment Center and the Plankinton Regional Detention Center in the year ended December 31, 2004, juvenile services division operating expenses were 85.3% and 83.1%, respectively.  The increase in the percentage for 2005 is largely due to the $1.0 million charge discussed above.

Adult Community-Based.  Adult community-based corrections and treatment services division operating expenses increased approximately $9.1 million, or 24.3%, to $46.6 million for the year ended December 31, 2005 from $37.5 million for the year ended December 31, 2004 due to (1) operating expenses of approximately $6.5 million attributable to the eleven adult community-based programs and facilities acquired from CSI in April 2005, (2) the opening of the Las Vegas Center in December 2004 which increased operating expenses by approximately $1.0 million and (3) a charge of approximately $0.3 million for terminated facility lease option costs.  The remaining net increase in operating expenses of approximately $1.3 million was due to various insignificant fluctuations in operating expenses at our other adult community-based programs and facilities.

As a percentage of segment revenues, adult community-based corrections and treatment services division operating expenses were 77.5% for the year ended December 31, 2005 compared to 77.3% for the year ended December 31, 2004.

Pre-Opening and Start-up Expenses.  Pre-opening and start-up expenses were approximately $9.0 million for the year ended December 31, 2005 and were attributable to the pre-opening and start-up activities of the Regional Correctional Center, the Southern Peaks Regional Treatment Center, the Mesa Verde Community Correctional Facility and the Moshannon Valley Correctional Center.  Pre-opening and start-up expenses for the year ended December 31, 2004 were approximately $8.8 million and were attributable to the pre-opening and start-up activities of the Southern Peaks Regional Treatment Center, the Regional Correctional Center, the Las Vegas Center, the Moshannon Valley Correctional Center and the Plankinton Regional Detention Center.  These expenses consisted primarily of personnel and related expenses, building rent, professional and recruiting expenses.

Depreciation and Amortization.  Depreciation and amortization increased approximately $2.0 million, or 15.2%, to $15.2 million for the year ended December 31, 2005 from $13.2 million for the year ended December 31, 2004.  Depreciation and amortization of property and equipment increased approximately $1.2 million due primarily to depreciation related to the Southern Peaks Regional Treatment Center that became operational in August 2004 and the Regional Correctional Center buildings and building improvements that became operational in July and December 2004.  Amortization of intangibles was approximately $2.1 million and $1.4 million for the years ended December 31, 2005 and 2004, respectively.  The increase in amortization of intangibles in 2005 was due to amortization of the June 2004 purchased contract value for the Walnut Grove Youth Correctional Facility management contract and the April 2005 purchased contract value for the facilities and programs acquired from CSI.

General and Administrative Expenses.  General and administrative expenses increased approximately $0.1 million, or 0.5%, to approximately $20.4 million for the year ended December 31, 2005 from approximately $20.3 million for the year ended December 31, 2004.    General and administrative expenses for the year ended December 31, 2005 include a $1.1 million restructuring charge for personnel costs associated with management’s streamlining initiatives implemented in the first and second quarter of 2005.  This was offset, in part, by a decrease of approximately $1.3 million in professional fees, principally associated with certain accounting services (including Sarbanes-Oxley compliance), executive recruitment services, and business development expenses.

Interest.  Interest expense, net of interest income, increased approximately $1.3 million to $21.7 million for the year ended December 31, 2005 from $20.4 million for the year ended December 31, 2004. Interest expense increased approximately $1.7 million due to interest on the Senior Notes of approximately $10.9 million (net of swap interest income of $1.1 million) in the year ended December 31, 2005 compared to interest of $5.1 million (net of swap interest income of $1.2 million) in the year ended December 31, 2004.  This increase in interest expense was offset, in part, by a decrease in interest expense of approximately $1.8 million (net of amortization of deferred financing costs) due to the repayment of the outstanding balances on both our amended 2000 Credit Facility and the Synthetic Lease Investor Notes A and B in June 2004. Capitalized interest for the year ended December 31, 2005 was approximately $3.7 million and related to development and construction costs for the Moshannon Valley Correctional Center.  Capitalized interest for the year ended December 31, 2004 was approximately $1.8 million and related to development and construction costs for the Moshannon Valley Correctional Center, the Southern Peaks Regional Treatment Center, the Regional Correctional Center and the Las Vegas Center.  Additionally, interest income increased approximately $0.4 million for the year ended December 31, 2005 as compared to 2004 due to higher fund balances and higher interest rates in the 2005 period.

Income Taxes.  For the year ended December 31, 2005, we recognized a provision for income taxes on our income from continuing operations at an estimated effective rate of 36.1%.  For the year ended December 31, 2004, we recognized a benefit for income taxes at an estimated effective rate of 39.4%.   The reduction in the estimated income tax rate in 2005 is related to a reduction in our estimated state tax liability, as partially offset by the impact of certain non-deductible expenses such as lobbying.

Discontinued Operations, net of tax.  The net loss from discontinued operations increased approximately $1.2 million to $3.6 million for the year ended December 31, 2005 from $2.4 million for the year ended December 31, 2004.  The loss from discontinued operations for the years ended December 31, 2005 and 2004 includes the operating results for the Residential School, Maple Creek Home, our mental health programs in Pennsylvania, the Northside Clinic and the Jos-Arz Academy.  The increase in loss from discontinued operations, net of tax, in 2005 was due to declining performance prior to closing the facilities (which occurred in 2005) as well as related closure costs. Subsequent to the closure of these programs, we have disposed (during 2005) of those discontinued facilities which we owned.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Certain comparisons of revenue, expenses and average contract capacity contained herein have been made excluding the effect of pre-opening and start-up expenses and related revenues.  Disclosures excluding the effect of pre-opening and start-up expenses and revenues represent non-GAAP measures calculated in a manner that is not consistent with GAAP.  We believe exclusion of the non-recurring effect of pre-opening and start-up expenses and revenues increases the reader’s understanding of our operating trends.

Revenues.  Revenues increased approximately $19.0 million, or 7.4%, to $277.2 million for the year ended December 31, 2004 from $258.2 million for the year ended December 31, 2003.

Adult Secure Institutional.  Adult secure institutional division revenues increased approximately $12.7 million, or 12.4%, to $114.8 million for the year ended December 31, 2004 from $102.1 million for the year ended December 31, 2003 due primarily to (1) per diem rate increases at the Big Spring Correctional Center in September 2003 and March 2004 which increased 2004 revenues by approximately $5.1 million, (2) the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004 which contributed revenues of approximately $4.8 million, (3) the opening of the two-unit Regional Correctional Center in July and December 2004 which contributed revenues of approximately $1.9 million and (4) increased occupancy at the Donald D. Wyatt Detention Center which increased 2004 revenues by approximately $1.2 million.  We opened the 528 bed South Tower of the Regional Correctional Center in July 2004 and the 442 bed North Tower in December 2004.  Revenues attributable to start-up operations were approximately $1.9 million for the year ended December 31, 2004 and were attributable to the Regional Correctional Center.  There were no revenues attributable to start-up operations for the year ended December 31, 2003.

Our adult secure institutional services division revenues are generated primarily from contracts with federal and state agencies.  At December 31, 2004, we operated nine adult secure facilities with an aggregate service capacity of 7,940 and a contracted capacity of 7,679.

Average contract occupancy was 98.8% for the year ended December 31, 2004 compared to 99.3% for the year ended December 31, 2003.  The decline in the average contract occupancy percentage in 2004 is due to the opening of the Regional Correctional Center in July and December and did not operate at full capacity in 2004.  Excluding the actual occupancy and contract capacity for the start-up activities of the Regional Correctional Center in 2004, average contract occupancy was 102.4%.  The average per diem rate was $48.45 for the year ended December 31, 2004 compared to $47.79 for the year ended December 31, 2003.  The increase in the average per diem rate for 2004 as compared to 2003 is due to the opening of the two-unit Regional Correctional Center in July and December 2004 and the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004.  Additionally, we received per diem rate increases at our Big Spring Correctional Center in September 2003 and March 2004.  We continue to experience increasing pressure from contracting governmental agencies to limit or even reduce per diem rates.  Many of these governmental entities are under severe budget pressures and we anticipate that more governmental agencies may approach us about per diem rate concessions.

Juvenile.  Juvenile justice, education and treatment services division revenues increased approximately $7.3 million, or 6.9%, to $113.8 million for the year ended December 31, 2004 from $106.5 million for the year ended December 31, 2003.  The increase in revenues was due primarily to (1) the opening of the Texas Adolescent Treatment Center in October 2003 which increased 2004 revenues by approximately $5.5 million, (2) increased occupancy at the Cornell Abraxas 1 (A-1) facility which increased 2004 revenues by approximately $1.7 million, (3) the opening of the Southern Peaks Regional Treatment Center in August 2004 which contributed revenues of approximately $1.2 million, (4) the commencement of our management contract for the Philadelphia Alternative Education program in August 2004 which contributed revenues of approximately $1.0 million and (5) the commencement of our management contract for the Lebanon Alternative Education program in September 2004 which contributed revenues of approximately $0.5 million.  The increase in revenues due to the above was offset, in part, by a decrease in 2004 revenues of approximately $3.8 million due to our termination of the Santa Fe County Youth Development Program in January 2004.  The remaining net increase in revenues of $1.2 million was due to various insignificant fluctuations at our other juvenile facilities and programs.

At December 31, 2004, excluding those facilities subsequently classified as discontinued operations in 2005, we operated 20 residential juvenile facilities with a total service capacity of 1,765 and 12 non-residential juvenile community-based programs with a total program capacity of 2,482.  The contracts for our juvenile facilities and programs are generally with state and local government agencies and generally renew annually.

Average contract occupancy was 92.7% for the year ended December 31, 2004 compared to 92.6% for the year ended December 31, 2003.  Excluding the actual occupancy and the contracted capacity of the Southern Peaks Regional Treatment Center and the Plankinton Regional Detention Center for the year ended December 31, 2004 and the actual occupancy and the contracted capacity of the Texas Adolescent Treatment Center for the year ended December 31, 2003, average contract occupancy was 96.4% for the year ended December 31, 2004 compared to 93.2% for the year ended December 31, 2003.

The average per diem rate for our residential juvenile facilities was approximately $164.54 for the year ended December 31, 2004 compared to approximately $162.88 for the year ended December 31, 2003.  The increase in the average per diem rate for 2004 as compared to 2003 is due to the opening of the Southern Peaks Regional Treatment Center in August 2004 and annual rate increases for our Pennsylvania programs received in July 2004.  The average fee-for-service rate for our non-residential community-based juvenile programs was approximately $27.53 for the year ended December 31, 2004 compared to approximately $26.40 for the year ended December 31, 2003.

Revenues attributable to start-up operations were approximately $1.2 million for the year ended December 31, 2004 and were attributable to the start-up operations of the Southern Peaks Regional Treatment Center and the Plankinton Regional Detention Center.  Revenues attributable to start-up operations were approximately $0.3 million for the year ended December 31, 2003 and were attributable to the Texas Adolescent Treatment Center.

Adult Community-Based.  Adult community-based corrections and treatment services division revenues decreased approximately $0.9 million, or 1.8%, to $48.6 million for the year ended December 31, 2004 from $49.5 million for the year ended December 31, 2003 due primarily to (1) reduced occupancy at the Dallas County Judicial Treatment Center which reduced 2004 revenues by approximately $0.9 million (2) our termination of the Inglewood Men’s Center contract in September 2003 which reduced 2004 revenues by approximately $0.3 million and (3) our termination of the Santa Fe County Electronic Monitoring Program in January 2004 which reduced 2004 revenues by approximately $0.5 million.  The decrease in revenues due to the above was offset by a net increase in revenues of approximately $0.8 million at our various other adult community-based facilities and programs.

At December 31, 2004, excluding those facilities subsequently classified as discontinued operations in 2005, we operated 15 residential adult community-based corrections and treatment facilities with a total service capacity of 2,261 and five non-residential community-based corrections and treatment programs with a total service capacity of 1,384.  Our contracts for these services are primarily with federal, state and local governmental agencies.

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

The average per diem rate for our residential adult community-based facilities was approximately $62.10 for the year ended December 31, 2004 compared to approximately $58.69 for the year ended December 31, 2003. The increase in the average per diem rate for 2004 as compared to 2003 is due to mid-year rate increases at our Alaskan facilities and per diem rate increases at certain other of our residential adult community-based facilities due to contract renewals and other contractual rate increases.  The average fee-for-service rate for our non-residential adult community-based programs was approximately $8.23 for the year ended December 31, 2004 compared to approximately $9.05 for the year ended December 31, 2003.  Our average fee-for-service rates fluctuate from year to year due to changes in the mix of services provided by our various non-residential adult community-based programs.

Operating Expenses.  Operating expenses increased approximately $12.7 million, or 6.4%, to $211.2 million for the year ended December 31, 2004 from approximately $198.5 million for the year ended December 31, 2003.

Adult Secure Institutional.  Adult secure institutional division operating expenses increased approximately $7.7 million, or 10.7%, to approximately $80.0 million for the year ended December 31, 2004 from approximately $72.3 million for the year ended December 31, 2003 due primarily to (1) the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004 which incurred operating expenses of approximately $3.5 million and (2) an increase in operating expenses of approximately $4.2 million resulting from the increased occupancy at the Big Spring Correctional Center and the Donald D. Wyatt Detention Center.

As a percentage of segment revenues, adult secure institutional services operating expenses were 69.6% for the year ended December 31, 2004 compared to 70.8% for the year ended December 31, 2003.  Excluding $1.9 million of revenue attributable to the start-up operations of the Regional Correctional Center in 2004, adult secure institutional services operating expenses, as a percent of segment revenues, were 70.8% for the year ended December 31, 2004.  The 2004 operating margin was favorably impacted by the September 2003 purchase of furniture and equipment that was formerly leased under a sale and leaseback transaction in 1999.  In addition, in April 2004 we purchased the Baker Community Correctional Center building which was formerly leased.  As a result, rent expense decreased, favorably impacting the 2004 operating margin.  Furthermore, the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004 favorably impacted the operating margin due to its lower operating capital requirements.

Juvenile.  Juvenile justice, educational and treatment services division operating expenses increased approximately $4.7 million, or 5.3%, to $93.6 million for the year ended December 31, 2004 from $88.9 million for the year ended December 31, 2003 due primarily to (1) the opening of the Texas Adolescent Treatment Center in October 2003 which increased 2004 operating expenses by approximately $3.9 million, (2) an increase in operating expenses of approximately $1.1 million at the A-1 facility due to increased occupancy, (3) an increase in the provision for bad debts of approximately $0.5 million for certain facilities and programs and (4) increase of approximately $1.0 million in employee insurance costs.  The increase in operating expenses due to the above was offset, in part, by a decrease in operating expenses of approximately $3.1 million due to our termination of the Santa Fe County Youth Development Program in January 2004.  The remaining increase of $1.3 million in operating expenses was due to various insignificant fluctuations at our other juvenile programs.

As a percentage of segment revenues, juvenile division operating expenses were 82.2% for the year ended December 31, 2004 compared to 83.4% for the year ended December 31, 2003.  Excluding $1.2 million of revenue attributable to the Southern Peaks Regional Treatment Center and the Plankinton Regional Detention Center for the year ended December 31, 2004 and $0.3 million of revenue attributable to the start-up operations of the Texas Adolescent Treatment Center for the year ended December 31, 2003, juvenile services division operating expenses, as a percentage of segment revenues, were 83.1% and 83.7% for the years ended December 31, 2004 and 2003, respectively.

Adult Community-Based.  Adult community-based corrections and treatment services division operating expenses increased approximately $0.1 million, or 0.3%, to $37.5 million for the year ended December 31, 2004 from $37.4 million for the year ended December 31, 2003 due to (1) a decrease in operating expenses of approximately $0.7 million as a result of reduced occupancy at the Dallas County Judicial Treatment Center, (2) our termination of the Inglewood Men’s Center contract in September 2003 which reduced 2004 operating expenses by approximately $0.4 million and (3) our termination of the Santa Fe County Electronic Monitoring Program in January 2004 which reduced 2004 operating expenses by approximately $0.4 million.  The decrease in 2004 operating expenses due to the above was offset, in part, by net increases in operating expenses of approximately $1.6 million at our various other adult community-based facilities and programs.

As a percentage of segment revenues, adult community-based corrections and treatment services division operating expenses were 77.3% for the year ended December 31, 2004 compared to 75.5% for the year ended December 31, 2003.  The 2004 operating margin was unfavorably impacted by employee severance and other related costs as a result of centralizing the operations of our mid-west administrative office into our corporate operations.  Additionally, we experienced increases in certain insurance costs in 2004.  The 2004 operating margin was favorably impacted by a reduction in rent expense due to the September 2003 purchase of furniture and equipment that was formerly leased under a sale and leaseback transaction in 1999.

Pre-Opening and Start-up Expenses.    Pre-opening and start-up expenses were approximately $8.8 million for the year ended December 31, 2004 and were attributable to the pre-opening and start-up activities of the Regional Correctional Center, the Southern Peaks Regional Treatment Center, the Plankinton Regional Detention Center, the Moshannon Valley Correctional Center and the Las Vegas Center.  Pre-opening and start-up expenses for the year ended December 31, 2003 were approximately $1.2 million and were attributable to the pre-opening and start-up activities of the Southern Peaks Regional Treatment Center, the Regional Correctional Center and the Texas Adolescent Treatment Center.  These expenses consisted primarily of personnel and related expenses, building rent, professional and recruiting expenses.

Impairment of Long-Lived Assets.  An impairment charge of $0.8 million was recorded as of December 31, 2004 pertaining to the Residential School building and Maple Creek Home facility carrying costs as a result of our analysis pursuant to the requirements of SFAS No. 144.   Based on recent and projected operations of these facilities, we determined that our carrying value was not fully recoverable and exceeded its fair value based on current estimates of future cash flows.   These facilities and the related impairment charges are included in discontinued operations in the juvenile segment.  Additionally, we recorded an impairment charge of $9.3 million as of December 31, 2004 pertaining to the New Morgan Academy building carrying cost.  Based on the current and forecasted operating and cash flow losses associated with this facility, we determined that our carrying value for the facility was not fully recoverable and exceeded its fair value.  The New Morgan Academy is a part of our juvenile segment and the impairment charge recorded in 2004 is included in income (loss) from operations from the juvenile segment.

Depreciation and Amortization.  Depreciation and amortization increased approximately $2.6 million, or 24.5%, to $13.2 million for the year ended December 31, 2004 from $10.6 million for the year ended December 31, 2003.  Depreciation and amortization of fixed assets increased approximately $2.1 million, or 21.9%, to approximately $11.8 million for the year ended December 31, 2004 from $9.7 million for the year ended December 31, 2003 due primarily to depreciation expense resulting from the September 2003 purchase of furniture and equipment that was formerly leased under a sale and leaseback transaction in 1999 and depreciation expense on property and equipment purchased in 2004 and the latter half of 2003.

Amortization of intangibles and other assets increased approximately $0.5 million, or 55.6%, to approximately $1.4 million for the year ended December 31, 2004 compared to $0.9 million for the year ended December 31, 2003. The increase is due to amortization expense related to the Walnut Grove Youth Correctional Facility Management contract that was acquired in June 2004 and for the non-compete agreements entered into in connection with the acquisition of this contract.

General and Administrative Expenses.  General and administrative expenses decreased approximately $3.1 million, or 13.2%, to $20.3 million for the year ended December 31, 2004 from $23.4 million for the year ended December 31, 2003.  General and administrative expenses for the year ended December 31, 2003 include a charge of approximately $5.4 million to provide an allowance on the unrecovered escrow deposit related to the Southern Peaks Regional Treatment Center and costs of approximately $0.6 million for site acquisition costs and related legal expenses resulting from our increased development activity, expenses related to various financing efforts and other compensation costs.  The increase in 2004 general and administrative expenses is primarily due to increased professional and consulting expenses related to, among other things, Sarbanes-Oxley compliance and expenses related to the Southern Peaks Regional Treatment Center litigation.  Additionally, we experienced increases in certain insurance costs in the year ended December 31, 2004.

Interest.  Interest expense, net of interest income, increased approximately $2.7 million to $20.4 million for the year ended December 31, 2004 from $17.7 million for the year ended December 31, 2003.  The increase was primarily due to net interest expense of approximately $5.1 million associated with the Senior Notes issued in June 2004 (net of interest rate swap income of $1.2 million) offset, in part, by a decrease in interest expense of approximately $1.2 million due to the repayment of the Synthetic Lease Investor Notes A and B in June 2004 and an increase of approximately $1.0 million in capitalized interest in the year ended December 31, 2004.  Capitalized interest for the year ended December 31, 2004 was approximately $1.8 million and related to the Moshannon Valley Correctional Center, the Regional Correctional Center, the Las Vegas Center and the Southern Peaks Regional Treatment Center.  Capitalized interest for the year ended December 31, 2003 was approximately $0.8 million and related solely to the development and construction of the Moshannon Valley Correctional Center.

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

Discontinued Operations, net of tax.  The net loss from discontinued operations increased approximately $2.3 million to $2.4 million for the year ended December 31, 2004 from $0.1 million for the year ended December 31, 2003.  The loss from discontinued operations for both periods included results of operations pertaining to the Residential School, the Maple Creek Home, our mental health programs in Pennsylvania, the Northside Clinic and the Jos-Arz Academy.  The increased operating loss in 2004 was one of the factors that led to the shut down of these programs as noted in 2005.

Liquidity and Capital Resources

General.  Our primary capital requirements are for (1) purchases, construction or renovation of new facilities, (2) expansions of existing facilities, (3) working capital, (4) pre-opening and start-up costs related to new operating contracts, (5) acquisitions, (6) information systems hardware and software and (7) furniture, fixtures and equipment.  Working capital requirements generally increase immediately prior to commencing management of a new facility as we incur start-up costs and purchase necessary equipment and supplies before facility management revenue is realized.

Cash Flows From Operations. Cash provided by operating activities was approximately $28.3 million for the year ended December 31, 2005 compared to approximately $12.1 million for the year ended December 31, 2004.  The increase was principally due to greater collections of accounts receivable which resulted from increased revenues in 2005 over 2004.  The increase in cash flows was also due to growth in accounts payable and accrued liabilities associated with increased operations from developing facilities (including Mesa Verde Community Correctional Facility and Moshannon Valley Correctional Center).

Cash Flows From Investing Activities.  Cash used in investing activities was approximately $17.5 million for the year ended December 31, 2005 due primarily to capital expenditures of $51.2 million, which included $46.2 million for the construction of the Moshannon Valley Correctional Center and the $9.1 million Correctional Systems, Inc. acquisition in April 2005, offset by net investment securities sales of approximately $44.5 million.  Additionally, we had proceeds from the sale of fixed assets of approximately $0.6 million and $2.4 million of net payments to the restricted debt payment account.  Cash used in investing activities was approximately $85.7 million for the year ended December 31, 2004 primarily due to the net purchase of $51.7 million of investment securities, and capital expenditures of $40.2 million for the purchase and development of the Southern Peaks Regional Treatment Center, the Las Vegas Center, the Central California Treatment Center and the Baker Community Correctional Center buildings, renovation of the Regional Correctional Center, the Plankinton Regional Detention Center, capitalized interest on the Moshannon Valley Correctional Center, the Regional Correctional Center, the Las Vegas Center and the Southern Peaks Regional Treatment Center and various other facility improvements and/or expansions and information technology and software development costs.  Additionally, we purchased the Walnut Grove Youth Correctional Facility management contract and certain related assets in June 2004 for $3.0 million.  We received approximately $5.6 million from the BOP for reimbursement of costs incurred subsequent to the Stop-Work Order related to the construction of the Moshannon Valley Correctional Center.  We also received $5.0 million from our restricted escrow arrangement related to the Southern Peaks Regional Treatment Center.

Cash Flows From Financing Activities.  Cash used in financing activities was approximately $6.9 million for the year ended December 31, 2005 due primarily to a $9.0 million principal payment on MCF’s bonds in July 2005 and repayment of approximately $1.9 million debt acquired in the Correctional Systems, Inc. acquisition in April 2005, partially offset by proceeds from the exercise of stock options of approximately $4.1 million.  Cash provided by financing activities was approximately $43.4 million for the year ended December 31, 2004 due primarily to cash proceeds of $110.5 million from the issuance of the Senior Notes in June 2004 offset by net repayments on our revolving line of credit under our amended 2000 Credit Facility of $2.0 million and the repayment of the Synthetic Lease Investor Notes A and B of $50.6 million.  Additionally, we made cash payments of approximately $1.9 million related to the early retirement of the Synthetic Lease Investor Notes A and B, $8.3 million related to the MCF bonds and approximately $6.1 million related to the issuance of the Senior Notes and our 2004 Credit Facility.  Additionally, we had proceeds from the exercise of stock options of approximately $1.9 million.

Long-Term Credit Facilities.  The 2004 Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit and is reduced by outstanding letters of credit.  The available commitment under the 2004 Credit Facility was approximately $50.6 million at December 31, 2005.  We had no outstanding borrowings on the 2004 Credit Facility at December 31, 2005, but we had outstanding letters of credit of approximately $9.4 million.  Subject to certain requirements, we have the right to increase the aggregate commitments under the 2004 Credit Facility up to an aggregate amount of $100.0 million.  The 2004 Credit Facility matures in June 2008 and bears interest, at our election, depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.75% to 2.00%, or a rate which ranges from 2.25% to 3.50% above the applicable LIBOR rate. The 2004 Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries.  The 2004 Credit Facility is not secured by the assets of MCF.  The 2004 Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants.

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

Any time prior to July 1, 2007, we may redeem up to 35% of the original aggregate principal amount of the Senior Notes at a redemption price of 110.75% of the principal amount thereof with the net cash of public offerings of equity, provided that at least 65% of the original aggregate principal amount of the Senior Notes remains outstanding after the redemption and other conditions are met.  Upon the occurrence of specified change of control events, unless we have exercised our option to redeem all the Senior Notes as described above, each holder will have the right to require us to repurchase all or a portion of such holder’s Senior Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, on the Senior Notes repurchased, to the applicable date of purchase.  The Senior Notes were issued under an indenture which limits our ability and the ability of our Guarantors to, among other things, incur additional indebtedness, pay dividends or make other distributions, make other restricted payments and investments, create liens, incur restrictions on the ability of the Guarantors to pay dividends or other payments to us, enter into transactions with affiliates, and engage in mergers, consolidations and certain sales of assets.

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate.  The terms of the interest rate swap contract and the underlying debt instrument are identical.  We have designated the swap agreement as a fair value hedge.  The swap has a notional amount of $84.0 million and matures in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, we pay on a semi-annual basis (each January 1 and July 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receive a fixed-rate interest of 10.75%.  For years ended December 31, 2005 and 2004, we recorded interest savings related to this interest rate swap of approximately $1.1 million and $1.2 million, respectively, which is reflected as a reduction to interest expense in our accompanying financial statements.  The swap agreements are marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes.  At December 31, 2005 and 2004, the fair value of this derivative instrument was approximately ($0.1) million and $3.2 million, respectively, and is included in other long-term liabilities (at December 31, 2005) and other assets (at December 31, 2004) in our Consolidated Balance Sheets.  The carrying value of the Senior Notes as of these dates was adjusted accordingly by the same amount. Because the swap agreement is considered an effective fair-value hedge, there will be no effect on our results of operations from the mark-to-market adjustment as long as the swap is in effect.

Contractual Uncertainties Related to Certain Facilities

Regional Correctional Center.  In January 2003, we executed a five-year lease for the Regional Correctional Center in Albuquerque, New Mexico. This 970 bed facility consists of two units, the 528 South Tower and the 442 bed North Tower. We renovated the South Tower and opened the unit in July 2004. We renovated the North Tower and opened the unit in December 2004.  As of December 31, 2005, we had invested approximately $9.8 million on renovations and furniture and equipment for both towers. For the year ended December 31, 2005, we incurred pre-opening and start-up expenses of approximately $6.4 million and recognized revenue of approximately $7.4 million related to this facility. We currently anticipate that there will be periods that the facility will reach substantial capacity during 2006.  However, there can be no assurance that we will develop (maintain) enough volume at the facility to assure its profitability.  The lease for the facility requires monthly rental payments of approximately $113,000 for the first two years and $130,000 for the last three years of the lease.

New Morgan Academy.  We closed the New Morgan Academy in the fourth quarter of 2002 and have considered several options ranging from the utilization of the facility for another type of program or the sale or lease of the facility. As of December 31, 2005, we are focusing our efforts on the reopening of the facility by the fourth quarter of 2006.  Once opened, the facility will operate as a residential treatment facility for youth sex offenders.  We are maintaining a small staff to secure and maintain the facility during the finalization of the reactivation plans.  We recognized pre-tax costs of $3.6 million in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2005 and pre-tax costs of $13.5 million including an impairment charge of $9.3 million (as discussed below) for the year ended December 31, 2004, respectively, for related holding costs (depreciation, interest, property, taxes and other maintenance costs).

The developing inability during late 2004 of various governmental agencies with whom we had been in negotiations to obtain the level of funding to contract with us for the use of the New Morgan Academy indicated an expectation of continuing losses associated with this facility.  As a result, we recorded an impairment charge of $9.3 million, pursuant to the requirements of SFAS No. 144, at December 31, 2004.  As of December 31, 2005, we believe that, pursuant to the provisions of SFAS No. 144, no additional impairment allowance is necessary.  The carrying value of the property and equipment for the New Morgan Academy, after the impairment charge, was approximately $19.9 million and $20.4 million at December 31, 2005 and 2004, respectively.

Central California Treatment Center.  In January 2004, we purchased a building in Los Angeles, California for which our carrying value was approximately $2.7 million at December 31, 2005.  In 2005, we received notice from a local governmental agency indicating a desire to acquire the facility.  In early 2006, the governmental agency initiated condemnation proceedings relating to the facility and deposited approximately $2.9 million of condemnation proceeds with the court.  We have petitioned the court to release the deposit and we have commenced litigation contesting the valuation of the facility submitted by the governmental agency.

Campbell Griffin Treatment Center.  In October 2005, we initiated the temporary closure of this leased facility in San Antonio, Texas, and transferred the residents to our Texas Adolescent Treatment Center (also located in San Antonio).  It is our intent to reactivate this facility during 2006. Accordingly, it has not been included in discontinued operations.

Treasury Stock Repurchases

We did not purchase any of our common stock in the year ended December 31, 2005.  We repurchased in the open market 10,000 shares of our common stock for approximately $0.1 million in the year ended December 31, 2004.

Under the terms of our Senior Notes and 2004 Credit Facility, we can purchase shares of our stock subject to certain cumulative restrictions.

Future Liquidity

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

Contractual Obligations and Commercial Commitments

We have assumed various financial obligations and commitments in the ordinary course of conducting our business.  We have contractual obligations requiring future cash payments under our existing contractual arrangements, such as management, consulting and non-competition agreements.

We maintain operating leases in the ordinary course of our business activities.  These leases include those for operating facilities, office space and office and operating equipment, and the terms of the agreements vary from 2006 until 2075.  As of December 31, 2005, our total commitment under these operating leases was approximately $36.5 million.

The following table details the known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2005 (in thousands):

	Payments Due by Period
	Total	2006	2007- 2008	2009- 2010	Thereafter

Contractual Obligations:
Long-term debt - principal
• Cornell Companies, Inc.	$112,000	$—	$—	$—	$112,000
• Special Purpose Entities	165,700	9,700	21,900	25,800	108,300
Long-term debt - interest
• Cornell Companies, Inc.	76,458	11,761	23,546	23,522	17,629
• Special Purpose Entities	96,508	14,035	25,537	22,666	34,270
Construction commitments	5,949	5,949	—	—	—
Capital lease obligations
• Cornell Companies, Inc.	2	1	1	—	—
Operating leases	36,477	6,407	11,050	8,540	10,480
Consultative and non-competition agreements	2,145	1,585	560	—	—
Total contractual cash obligations	$495,239	$49,438	$82,594	$80,528	$282,699

We have an interest rate swap agreement under which we receive a fixed interest rate and pay a floating interest rate. The future cash payments on the Cornell Companies, Inc. long-term debt assume an effective rate of 10.275% on the related interest rate swap contract.

We enter into letters of credit in the ordinary course of operating and financing activities.  As of December 31, 2005, we had outstanding letters of credit of approximately $9.4 million primarily for certain workers’ compensation insurance and other operating obligations.  The following table details our letter of credit commitments as of December 31, 2005 (in thousands):

	Total	Amount of Commitment Expiration Per Period
	Amounts Committed	Less than 1 Year	Over 1-3 Years	4-5 Years	5 Years
Commercial Commitments:
Standby letters of credit	$9,378	$8,628	$—	$750	$—

Related Party Transactions

One of our former directors is a partner in a law firm that provides legal services to us.  Legal fees paid to this law firm were approximately $0.9 million for the year ended December 31, 2005.

In September 1999, we entered into a consulting agreement with Cornell’s founder, who was a director of Cornell through October 2003.  Services rendered under the consulting agreement included serving as a director of Cornell over the initial four years of the term of the agreement, and assisting in such areas as the development of new business, acquisitions, financings and executive management assimilation.  As compensation for consulting services, we agreed to an annual payment of at least $255,000 for each of the first four years of the seven-year initial term of the consulting agreement with an annual payment of at least $180,000 for each of the last three years of the seven-year initial term of the consulting agreement.  We have an option to renew the consulting agreement for an additional three-year term at an annual salary of at least $300,000 for each of the three years of the renewal term.  As additional compensation, we agreed to an annual bonus, subject to certain limitations, equal to $75,000 during the first four years of the seven-year initial term and an annual bonus of $60,000 during the last three years of the seven-year initial term and during any renewal term.

We also entered into a non-compete agreement with Cornell’s founder.  The non-compete agreement has a term of 10 years and requires us to pay a monthly fee of $10,000 for the seven-year initial term of the consulting agreement.  We capitalize the monthly payments and amortize the amounts over the 10-year term of the consulting agreement. We recognized amortization expense related to this agreement of approximately $84,000 for the year ended December 31, 2005.

We maintain a life insurance policy for Cornell’s founder and made payments related to this policy of approximately $0.2 million for the year ended December 31, 2005.

Total payments made for the above consulting and non-compete agreements, and insurance premiums for Cornell’s founder were approximately $0.9 million for the year ended December 31, 2005.

We entered into a consulting agreement with a former director for a term which expires in December 2008.  Services rendered under this agreement include research and analysis for various topics including data collection, support and training for program development; performance-based contractual requirements and performance-improvement processes, accreditations and regulatory requirements.  Total payments under this agreement, which has a termination fee incorporated for a termination prior to maturity, totaled $0.3 million for the year ended December 31, 2005.  The termination fee at December 2005 was $0.3 million.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to market risk, primarily from changes in interest rates.  We continually monitor exposure to market risk and develop appropriate strategies to manage this risk.  We are not exposed to any other significant market risks, including commodity price risk, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments.  In conjunction with the issuance of our Senior Notes, we entered into an interest rate swap of $84.0 million related to the interest obligations under the Senior Notes in effect converting them to a floating rate based on six-month LIBOR.

Interest Rate Exposure

Our exposure to changes in interest rates primarily results from our long-term debt with both fixed and floating interest rates.  The debt on our consolidated financial statements with fixed interest rates consist of the 8.47% Bonds issued by MCF in August 2001 in connection with the 2001 Sale and Leaseback Transaction and approximately $28.0 million of Senior Notes not hedged by any interest rate swap.  At December 31, 2005, 30.4% ($84.0 million of debt outstanding on our Senior Notes issued in June 2004) of our consolidated long-term debt was subject to variable interest rates.  The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $0.8 million for the year ended December 31, 2005.  At December 31, 2005, the fair value of our consolidated fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

ITEM 8.                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

1.	Financial statements
	Management’s Report on Internal Control over Financial Reporting	53
	Report of Independent Registered Public Accounting Firm	54
	Consolidated Balance Sheets - December 31, 2005 and 2004	55
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003	56
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003	57
	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	58
	Notes to consolidated financial statements	59
2.	Financial statement schedules
	All schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

Management’s Report on Internal Control over Financial Reporting

The management of Cornell is responsible for establishing and maintaining adequate internal control over financial reporting.  Cornell’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Cornell’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and, (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2005.  To make this assessment we used the criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on our assessment, we have concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cornell Companies, Inc.

We have completed integrated audits of Cornell Companies, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cornell Companies, Inc. and its subsidiaries at December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 8 that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control-Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Houston, Texas

March 16, 2006

CORNELL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,723	$9,895
Investment securities available for sale	7,250	51,740
Accounts receivable - trade (net of allowance for doubtful accounts of $3,278 and $3,544, respectively)	58,701	60,174
Other receivables (net of allowance for doubtful accounts of $5,040)	9,726	4,691
Debt service fund and other restricted assets	22,219	19,713
Deferred tax assets	5,089	8,520
Prepaid expenses and other	9,076	9,106
Total current assets	125,784	163,839
PROPERTY AND EQUIPMENT, net	323,861	282,255
OTHER ASSETS:
Debt service reserve fund	23,802	23,801
Goodwill, net	12,577	7,721
Intangible assets, net	9,089	7,026
Deferred costs and other	15,515	22,989
Total assets	$510,628	$507,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$58,797	$47,237
Current portion of long-term debt	9,701	9,005
Total current liabilities	68,498	56,242
LONG-TERM DEBT, net of current portion	266,659	279,528
DEFERRED TAX LIABILITIES	6,708	8,088
OTHER LONG-TERM LIABILITIES	3,302	2,461
Total liabilities	345,167	346,319

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	——
Common stock, $.001 par value, 30,000,000 shares authorized, 15,352,159 and 14,845,107 shares issued and 13,789,172 and 13,297,524 shares outstanding, respectively	15	15
Additional paid-in capital	151,329	145,825
Retained earnings	27,091	26,785
Treasury stock (1,562,987 and 1,547,583 shares of common stock, at cost, respectively)	(12,573)	(12,573)
Deferred compensation	(990)	(432)
Accumulated other comprehensive income	589	1,692
Total stockholders’ equity	165,461	161,312
Total liabilities and stockholders’ equity	$510,628	$507,631

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003

REVENUES	$310,775	$277,190	$258,180
OPERATING EXPENSES	238,305	211,157	198,531
PRE-OPENING AND START-UP EXPENSES	9,017	8,803	1,155
IMPAIRMENT OF LONG-LIVED ASSETS	—	9,300	—
DEPRECIATION AND AMORTIZATION	15,200	13,187	10,595
GENERAL AND ADMINISTRATIVE EXPENSES	20,387	20,284	23,415

INCOME FROM OPERATIONS	27,866	14,459	24,484
INTEREST EXPENSE	24,041	22,298	19,280
INTEREST INCOME	(2,318)	(1,944)	(1,624)
LOSS ON EXTINGUISHMENT OF DEBT	—	2,361	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	6,143	(8,256)	6,828

PROVISION (BENEFIT) FOR INCOME TAXES	2,215	(3,256)	2,800

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,928	(5,000)	4,028

DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF $1,950, $1,589 AND $40, RESPECTIVELY	(3,622)	(2,433)	(58)

NET INCOME (LOSS)	$306	$(7,433)	$3,970

EARNINGS (LOSS) PER SHARE:
BASIC:
Income (loss) from continuing operations	$.29	$(.38)	$.31
Loss from discontinued operations, net of tax	(.27)	(.18)	—
Net income (loss)	$.02	$(.56)	$.31

DILUTED:
Income (loss) from continuing operations	$.29	$(.38)	$.30
Loss from discontinued operations, net of tax	(.27)	(.18)	—
Net income (loss)	$.02	$(.56)	$.30

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	13,580	13,203	12,941
DILUTED	13,695	13,203	13,342

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$306	$(7,433)	$3,970
Unrealized gain (loss) on derivative instruments, net of tax provision (benefit) of ($954) and $123, respectively	(1,103)	164	(368)
Comprehensive income (loss)	$(797)	$(7,269)	$3,602

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

									Accumulated
								Notes	Other
	Common Stock		Additional					from	Compre-
		Par	Paid-In	Retained	Treasury Stock		Deferred	Share-	hensive
	Shares	Value	Capital	Earnings	Shares	Cost	Compensation	holders	Income/(Loss)

BALANCES AT JANUARY 1, 2003	14,201,038	$14	$140,085	$30,248	1,444,990	$(11,038)	$(811)	$(442)	$1,896

EXERCISE OF STOCK OPTIONS	315,853	1	2,069	—	—	—	—	—	—
INCOME TAX BENEFITS FROM STOCK OPTIONS EXERCISED	—	—	575	—	—	—	—	—	—
MARK TO MARKET ADJUSTMENTS FOR DEFERRED BONUS PLAN	—	—	315	—	—	—	(315)	—	—
OTHER COMPREHENSIVE INCOME (LOSS)	—	—	—	—	—	—	—	—	(368)
DEFERRED AND OTHER STOCK COMPENSATION	—	—	—	—	—	—	513	—	—
PURCHASE OF TREASURY STOCK (106,500 SHARES, AT COST)	—	—	—	—	106,500	(1,230)	—	—	—
PURCHASES OF TREASURY STOCK BY DEFERRED BONUS PLAN (1,497 SHARES AT COST)	—	—	190	—	1,497	(190)	(190)	—	—
REPAYMENT OF SHAREHOLDER NOTES	—	—	—	—	—	—	—	464	—
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	46,486	—	356	—	—	—	—	—	—
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	15,128	—	145	—	—	—	—	—	—
ACCRUED INTEREST ON NOTES FROM SHAREHOLDERS	—	—	—	—	—	—	—	(22)	—
NET INCOME	—	—	—	3,970	—	—	—	—	—

BALANCES AT DECEMBER 31, 2003	14,578,505	15	143,735	34,218	1,552,987	(12,458)	(803)	—	1,528

EXERCISE OF STOCK OPTIONS	213,694	—	1,521	—	—	—	—	—	—
INCOME TAX BENEFITS FROM STOCK OPTIONS EXERCISED	—	—	312	—	—	—	—	—	—
MARK TO MARKET ADJUSTMENTS FOR DEFERRED BONUS PLAN	—	—	(306)	—	—	—	306	—	—
OTHER COMPREHENSIVE INCOME	—	—	—	—	—	—	—	—	164
DEFERRED AND OTHER STOCK COMPENSATION	—	—	—	—	—	—	65	—	—
PURCHASE OF TREASURY STOCK (10,000 SHARES, AT COST)	—	—	—	—	10,000	(115)	—	—	—
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	40,213	—	323	—	—	—	—	—	—
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	12,695	—	240	—	—	—	—	—	—
NET LOSS	—	—	—	(7,433)	—	—	—	—	—

BALANCES AT DECEMBER 31, 2004	14,845,107	15	145,825	26,785	1,562,987	(12,573)	(432)	—	1,692
							—	—
EXERCISE OF STOCK OPTIONS	446,141	—	3,783	—	—	—	—	—	—
INCOME TAX BENEFITS FROM STOCK OPTIONS EXERCISED	—	—	724	—	—	—	—	—	—
MARK TO MARKET ADJUSTMENTS FOR DEFERRED BONUS PLAN	—	—	(156)	—	—	—	156	—	—
OTHER COMPREHENSIVE INCOME	—	—	—	—	—	—	—	—	(1,103)
DEFERRED AND OTHER STOCK COMPENSATION	—	—	381	—	—	—	(714)	—	—
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	30,553	—	357	—	—	—	—	—	—
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	30,358	—	415	—	—	—	—	—	—
NET INCOME	—	—	—	306	—	—	—	—	—

BALANCES AT DECEMBER 31, 2005	15,352,159	$15	$151,329	$27,091	1,562,987	$(12,573)	$(990)	$—	$589

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$306	$(7,433)	$3,970
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Impairment of long-lived assets	—	10,100	—
Loss on extinguishment of debt	—	2,361	—
Depreciation	13,106	12,183	9,804
Amortization of intangibles and other assets	2,268	1,364	895
Amortization of deferred compensation	(294)	65	502
Amortization of deferred financing costs	1,414	1,437	1,157
Amortization of Senior Notes discount	184	92	—
Provision for bad debts	4,745	2,371	7,550
(Gain) loss on sale of property and equipment	(50)	(397)	50
Deferred income taxes	(3)	(4,154)	1,941
Change in assets and liabilities:
Accounts receivable	(5,586)	(12,206)	(583)
Other restricted assets	(62)	(66)	24
Other assets	2,881	(260)	(2,283)
Accounts payable and accrued liabilities	9,513	6,625	4,675
Deferred revenues and other liabilities	(154)	11	(1,491)
Net cash provided by operating activities	28,268	12,093	26,211

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(51,128)	(40,243)	(22,304)
Acquisition of a business, net of cash acquired	(9,064)	—	—
Payments to restricted escrow arrangement, net	—	—	(10,385)
Purchases of investment securities	(1,022,295)	(471,410)	—
Sales of investment securities	1,066,785	419,670	—
Receipt from restricted escrow arrangement	—	5,000	——
BOP claim reimbursement	—	5,566	——
Purchase of facility management contract	—	(3,000)	——
Proceeds from sale of property and equipment	647	1,137	—
Payments of non-compete agreements	—	—	(1,000)
Payments to restricted debt payment account, net	(2,445)	(2,463)	(2,275)
Net cash used in investing activities	(17,500)	(85,743)	(35,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and line of credit	—	69,000	24,339
Payments on line of credit	—	(71,000)	(21,000)
Payments of MCF bonds	(9,000)	(8,300)	(7,600)
Payments of synthetic lease	—	(52,499)	—
Payments of acquired debt	(1,905)	—	—
Payments of capital lease obligations	(176)	(7)	(31)
Proceeds from Senior Notes, net of discount	—	110,527	—
Payments for debt issuance and other financing costs	—	(6,076)	(31)
Collections of payments of shareholder notes	—	—	440
Proceeds from exercise of stock options and warrants	4,141	1,844	2,427
Purchases of treasury stock	—	(115)	(1,230)
Net cash (used in) provided by financing activities	(6,940)	43,374	(2,686)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,828	(30,276)	(12,439)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,895	40,171	52,610
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,723	$9,895	$40,171

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid, net of amounts capitalized	$22,964	$16,054	$18,690
Income taxes paid	$175	$400	$3,387

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in fair value of interest rate swap	$(3,353)	$3,208	$—
Purchases of treasury stock by deferred bonus plan	—	—	190
Purchases and additions to property and equipment included in accounts payable and accrued liabilities	2,478	2,904	—
Common stock issued for board of directors fees	415	240	145

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

Investment Securities

Our investment securities at December 31, 2005 consist of certificates of deposit and certain marketable securities.

Our certificates of deposit, which total $0.8 million at December 31, 2005, bear interest at a rate of 3.25%. They have original maturities of one year and are pledged as collateral under certain outstanding letters of credit.

Our marketable securities are categorized as available-for-sale securities, as defined by the Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized marketable securities gains and temporary losses are reflected as a net amount under the caption of accumulated other comprehensive income within the statement of stockholders’ equity. Realized gains and losses are recorded within the statement of income under the caption interest income or interest expense. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

At December 31, 2005 and 2004, our marketable securities, which total $6.5 million and $51.7 million, respectively, were held in auction rate municipal bonds. Our investment in these securities is recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no gross unrealized holding gains (losses) or gross realized gains (losses) from our investment securities at December 31, 2005 and 2004.

Contractual maturities of the underlying investment securities held at December 31, 2005 are as follows (in thousands):

Due within 1 year	$750
Due after 1 year through 5 years	—
Due after 5 years through 10 years	—
Due after 10 years	6,500
Total investment securities	$7,250

Accounts Receivable and Related Allowance for Doubtful Accounts

We extend credit to the governmental agencies and other parties with which we contract in the normal course of business. We regularly review our outstanding receivables and historical collection experience, and provide for estimated losses through an allowance for doubtful accounts. In evaluating the adequacy of our allowance for doubtful accounts, we make judgments regarding our customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may occur. If, after reasonable collection efforts have been made, a receivable is determined to be permanently uncollectible, it will be written off.

At December 31, 2005, other receivables includes approximately $7.0 million related to the shareholder lawsuit settlement that will be reimbursed by our directors’ and officers’ liability insurance carrier and approximately $5.3 million related to misappropriated escrow funds for the Southern Peaks Regional Treatment Center. We have provided an allowance for doubtful accounts of approximately $5.0 million on the balance related to the misappropriated escrow funds due to the uncertainty surrounding its recovery. Refer to Note 11 to the consolidated financial statements for a discussion concerning these balances and the related transactions.

The changes in allowance for doubtful accounts associated with trade accounts receivable for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Balance at beginning of period	$3,544	$1,929	$2,238
Provision for bad debts	4,745	2,717	2,165
Write-offs of uncollectible accounts	(5,011)	(1,102)	(2,474)
Balance at end of period	$3,278	$3,544	$1,929

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

Restricted Assets

Restricted assets at December 31, 2005 and 2004 include approximately $19.6 million and $17.1 million, respectively, of Municipal Correctional Finance, LP’s (MCF) restricted cash accounts. MCF’s restricted accounts are comprised primarily of a debt service fund used to segregate rental payment funds from us to MCF for MCF’s semi-annual debt service. MCF’s funds are invested in short term certificates of deposit, money market accounts and commercial paper. The balances are current as the debt service in the coming year is greater than the balance in these funds.

At certain facilities, we maintain bank accounts for restricted cash belonging to facility residents, commissary operations and equipment replacement funds used in certain state programs. Restricted assets at December 31, 2005 and 2004 include approximately $2.6 million and $2.5 million, respectively, for these accounts. A corresponding liability for these obligations is included in accrued liabilities in the accompanying financial statements.

Restricted assets at December 31, 2004 include approximately $0.1 million of assets held in a rabbi trust for a deferred bonus plan. The assets held in this rabbi trust were minimal at December 31, 2005. See Note 12 to the Consolidated Financial Statements.

Property and Equipment

Property and equipment are recorded at cost. Ordinary maintenance and repair costs are expensed, while renewal and betterment costs are capitalized. Buildings and improvements are depreciated over their estimated useful lives of 30 to 50 years using the straight-line method. Prepaid facility use cost, which resulted from the July 1996 acquisition of the Big Spring

Correctional Center and the December 1999 transfer of ownership of the Great Plains Correctional Facility to a leasehold interest, is being amortized over 50 years using the straight-line method. Furniture and equipment are depreciated over their estimated useful lives of 3 to 10 years using the straight-line method. Amortization of leasehold improvements (including those funded by landlord incentives or allowances) is recorded using the straight-line method based upon the shorter of the economic life of the asset or the term of the respective lease. Landlord incentives or allowances under operating leases are recorded as deferred rent and amortized as a reduction of rent expense over the lease term. See Note 7 to the Consolidated Financial Statements for further details concerning our property and equipment balances at December 31, 2005 and 2004.

Capitalized Interest

We capitalize interest on facilities while under construction. Interest capitalized for the year ended December 31, 2005 was approximately $3.7 million and related to the construction of the Moshannon Valley Correctional Center. Interest capitalized for the year ended December 31, 2004 was approximately $1.8 million and related to the Moshannon Valley Correctional Center, the Regional Correctional Center, the Las Vegas Center and the Southern Peaks Regional Treatment Center. Interest capitalized for the year ended December 31, 2003 was approximately $0.8 million and related primarily to the design and development of the Moshannon Valley Correctional Center.

Debt Service Reserve Fund

The debt service reserve fund was established at the closing of MCF’s bond issuance and is to be used solely for MCF’s debt service to the extent that funds in MCF’s debt service accounts are insufficient. The debt service reserve fund is invested in short term commercial instruments and earns a guaranteed rate of return of 3.0%. See Note 13 to the Consolidated Financial Statements.

Intangible Assets

We account for our intangible assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  In accordance with this statement, we evaluate the carrying value of our existing intangibles (which are the result of prior acquisitions – both business facilities and operating contracts) for impairment annually. We have evaluated the carrying value of our existing intangibles according to the provisions of SFAS No. 142 and we believe there has not been an impairment to the carrying value of our existing intangibles as of December 31, 2005. See Note 5 to the Consolidated Financial Statements for further details concerning our intangible assets.

Deferred Costs

Costs incurred related to obtaining debt financing are capitalized and amortized over the term of the related indebtedness. At December 31, 2005 and 2004, we had net deferred debt issuance costs of approximately $9.6 million and $11.0 million, respectively.

Realization of Long-Lived Assets

We assess the realization of our long-lived assets pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  For assets held and used in operations, realization is assessed based on our estimate of future operating results and cash flows. We assess the realization of our long-lived assets annually or when a triggering event has occurred. As of December 31, 2005, we have evaluated our long-lived assets and believe that these assets are realizable and that no impairments to the carrying value of these assets exist at December 31, 2005. See Note 7 to the Consolidated Financial Statements for a discussion concerning impairment charges recognized in the year ended December 31, 2004.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements, as amended.”  Substantially all of our revenues are derived from contracts with federal, state and local governmental agencies, which pay either per diem rates based upon the number of occupant days or hours served for the period, on a take-or-pay basis, management fee basis, cost-plus reimbursement or fee-for-service basis. Revenues are recognized as services are provided under our established contractual agreements to the extent collection is considered probable.

Pre-opening and Start-up Expenses

Pre-opening and start-up expenses are charged to operations as incurred. Pre-opening and start-up expenses include payroll, benefits, training and other operating costs during periods prior to opening a new or expanded facility and during the period of operation while occupancy is ramping up. These costs vary by contract. Newly opened facilities are staffed according to applicable regulatory or contractual requirements when we begin receiving offenders or clients. Offenders or clients are typically assigned to a newly opened facility on a phased-in basis over a one-to-six month period. Our start-up period for new juvenile operations is 12 months from the date we begin recognizing revenue unless break-even occupancy is achieved before then. Our start-up period for new adult operations is nine months from the date we begin recognizing revenue unless break-even occupancy is achieved before then.

Proposal Costs

We incur various expenses in conjunction with our participation in the proposal process with government agencies for their procurement of our services. These costs include such items as payroll/employee benefits, research, consulting, legal and reproduction costs and are expensed in the periods incurred.

Operating and General and Administrative Expenses

We incur various expenses within the normal course of our business. Included in operating expenses are direct expense items such as personnel/employee benefits, resident/inmate care expenses and building/utility costs pertaining to the operations of our facilities and programs. Included in general and administrative expenses are expense items such as personnel/employee benefits, professional services and building/utility costs pertaining to our corporate activities.

Business Concentration

Contracts with federal, state and local governmental agencies account for nearly all of our revenues. The loss of, or a significant decrease in, business from one or more of these governmental agencies could have a material adverse effect on our financial condition and results of operations. For the years ended December 31, 2005, 2004 and 2003, 23.0%, 22.3% and 21.7%, respectively, of our consolidated revenues were derived from contracts with the Federal Bureau of Prisons (BOP), the only customer constituting more than 10.0% of our revenues during each of these periods. The increase in the percentage for 2005 as compared to the prior two years is due to additional BOP revenue in 2005 resulting from the acquisition of Correctional Systems, Inc. (CSI) in April 2005.

Self Insurance Reserves

We maintain insurance coverage for various aspects of our business and operations. We retain a portion of losses that occur through the use of deductibles and retention under self-insurance programs. These programs include workers compensation and employer’s liability, general liability and professional liability, directors and officers’ liability and medical and dental insurance. We maintain deductibles under these programs in amounts ranging from $0.5 million to $1.0 million. We maintain excess loss insurance for amounts exceeding our deductibles.

We regularly review our estimates of reported and unreported claims and provide for these losses through insurance reserves. These reserves are influenced by rising costs of health care and other costs, increases in claims, time lags in claim information and levels of insurance coverage carried. As claims develop and additional information becomes available to us, adjustments to the related loss reserves may occur. Our estimated reserves for workers compensation claims incorporate the use of a 5% discount factor. Our reserves for medical and worker’s compensation claims are subject to change based on our estimate of the number and magnitude of claims to be incurred.

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

	Year Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$306	$(7,433)	$3,970
Add: total stock-based compensation recorded, net of tax	201	146	94
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	1,908	1,022	1,383
Pro forma net income (loss)	$(1,401)	$(8,309)	$2,681
Earnings (loss) per share:
Basic, as reported	$.02	$(.56)	$.31
Basic, pro forma	(.10)	(.63)	.21
Diluted, as reported	.02	(.56)	.30
Diluted, pro forma	(.10)	(.64)	.20

Weighted-average fair value per share of options granted (1)	$8.03	$7.94	$6.02

(1)   See Note 12 to the Consolidated Financial Statements for additional information regarding the computations presented above.

Income Taxes

We utilize the liability method of accounting for income taxes as required by SFAS No. 109, “Accounting for Income Taxes.”  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates. In providing for deferred taxes, we consider current tax regulations, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of tax assets and liabilities may occur. See Note 9 to the Consolidated Financial Statements.

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution from common stock equivalents such as stock options and warrants. For the years ended December 31, 2005, 2004 and 2003, there were 113,145 shares ($15.10 average price), 437,078 shares ($13.01 average price) and 371,145 shares ($12.86 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

The following table summarizes the calculation of income (loss) and the weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Income (loss) from continuing operations	$3,928	$(5,000)	$4,028
Loss from discontinued operations, net of tax	(3,622)	(2,433)	(58)
Net income (loss)	$306	$(7,433)	$3,970

Weighted average common shares outstanding	13,580	13,203	12,941
Weighted average common share equivalents outstanding	115	—	401

Weighted average common shares and common share equivalents outstanding	13,695	13,203	13,342

Basic income (loss) per share:
Income (loss) from continuing operations	$.29	$(.38)	$.31
Loss from discontinued operations, net of tax	(.27)	(.18)	—
Net income (loss)	$.02	$(.56)	$.31

Diluted income (loss) per share:
Income (loss) from continuing operations	$.29	$(.38)	$.30
Loss from discontinued operations, net of tax	(.27)	(.18)	—
Net income (loss)	$.02	$(.56)	$.30

Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, investment securities, accounts receivable and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At December 31, 2005, the carrying amount of long-term debt was $276.4 million, and the estimated fair value was $301.0 million. At December 31, 2004, the carrying amount was $288.5 million, and the estimated fair value was $305.5 million. The estimated fair value of long-term debt is based primarily on quoted market prices for the same or similar issues.

Derivative Instruments

Derivative instruments are recognized in accordance with the provisions of SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.”  We have only entered into derivative contracts that are classified as hedges. These hedges are recorded at their fair value with changes in the fair value recorded as adjustments to the related liability and other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 13 to the Consolidated Financial Statements.

Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require that we make certain estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. We evaluate our estimates on an on-going basis, based on historical experience and on various other assumptions that we believe to be reasonable based on the information available. Actual results could differ from these estimates under different assumptions or conditions. The significant estimates made by us in the accompanying consolidated financial statements include the allowance for doubtful accounts, accruals for insurance and legal claims, accruals for compensated employee absences and the realizability of long-lived tangible and intangible assets.

Reclassifications

Certain reclassifications have been made to the prior period financial statements contained herein to conform to current year presentation.

3.     DISCONTINUED OPERATIONS AND MANAGEMENT RESTRUCTURING

We classify as discontinued operations those components of our business that we hold for sale or that have been disposed and have cash flows that are clearly distinguishable operationally and for financial reporting purposes from the rest of our operations. For those components, we have no significant continuing involvement after completion of disposal and their operations are eliminated from our ongoing operations. During the year ended December 31, 2005, we classified certain components as discontinued operations. This was the result of a management decision to close certain facilities in the first and second quarter of 2005. These facilities and programs include the Residential School, the Maple Creek Home and our mental health wrap programs in Pennsylvania in the first quarter of 2005 and the Northside Clinic and the Jos-Arz Academy in the second quarter of 2005. Notifications were made to the required contracting entities regarding the termination of the related programs. At December 31, 2005, we did not have any significant net property and equipment balances pertaining to these operations. These discontinued operations generated revenues of approximately $2.6 million, $13.8 million and $13.5 million in the years ended December 31, 2005, 2004 and 2003, respectively.

During the first quarter of 2005, a review was performed of our management structure and, as a result, approximately 14 positions were eliminated. In conjunction with this action, a charge of approximately $2.1 million was recorded in the first quarter of 2005 for employee termination costs. Approximately $1.0 million of this charge was reflected in operating expenses and $1.1 million in general and administrative expenses. The accrued liability pertaining to this charge was approximately $0.7 million at December 31, 2005. There are no significant additional costs expected to be incurred in conjunction with this activity in future periods.

4.     ACQUISITION OF CORRECTIONAL SYSTEMS, INC.

In April 2005, we completed our acquisition of Correctional Systems, Inc. (CSI), a San Diego-based provider of privatized jail, community corrections and alternative sentencing services. The transaction was consummated in cash of approximately $9.1 million, net of cash acquired, all of which was paid in April 2005. The acquisition included the operations of eight jails, six adult community-based correction facilities and five alternative sentencing programs located in California, New Mexico, Texas and Kansas. The acquisition added approximately 986 corrections beds, as well as alternatives to incarceration services. The results of operations for CSI subsequent to the date of acquisition (April 1, 2005) are included in our consolidated financial statements.

We acquired substantially all of CSI’s assets and assumed all of their liabilities. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was allocated to goodwill. The initial purchase price allocations can be adjusted within the shorter of a defined allocation period or one year of the purchase date for changes in the estimates of the fair values of assets acquired and liabilities assumed. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

April 1, 2005

Receivables	$1,769
Prepaids and other assets	305
Property and equipment	2,097
Contract value	4,121
Other assets	1,351
Goodwill	4,586
Assets acquired	14,229

Accounts payable and accrued liabilities	1,076
Long-term debt	2,239
Deferred tax liabilities	1,720
Other long-term liabilities	130
Liabilities assumed	5,165
Net assets acquired	$9,064

We believe that the CSI acquisition resulted in the recognition of goodwill because of its industry position, operational strength and potential to provide additional growth opportunities for us. During the nine months ended December 31, 2005, we adjusted goodwill by approximately $0.3 million due to adjustments to the cost basis of the property acquired based on final property appraisals and for certain post-closing acquisition costs.

Our amortization period for acquired contracts is the greater of the acquired contract life or seven years.

On an unaudited basis, the effects of the CSI acquisition were not significant to our results of operations had they been included in prior periods.

In August 2005, a lawsuit was filed by a detainee at one of the facilities acquired from CSI. See Note 11 to the Consolidated Financial Statements for further discussion concerning this matter.

5.     INTANGIBLE ASSETS

Intangible assets at December 31, 2005 and 2004 consisted of the following (in thousands):

	December 31,
	2005	2004
Non-compete agreements	$9,960	$9,840
Acquired contract value	6,442	2,405
Accumulated amortization	(7,313)	(5,219)
Identified intangibles, net	9,089	7,026
Goodwill, net	12,577	7,721
Total intangibles, net	$21,666	$14,747

The changes in the carrying amount of goodwill for the year ended December 31, 2005 are as follows (in thousands):

	Adult Secure	Juvenile	Pre-Release	Total

Balance as of December 31, 2004	$1,509	$1,060	$5,152	$7,721
Addition to goodwill	1,393	—	3,463	4,856
Balance as of December 31, 2005	$2,902	$1,060	$8,615	$12,577

At December 31, 2005, we believe there is no impairment to our existing goodwill.

Amortization expense for our acquired contract value was approximately $1.0 million and $0.3 million for the years ended December 31, 2005 and 2004, respectively. Amortization expense for our acquired contract value is expected to be approximately $1.1 million for each of the next four years ended December 31 and approximately $0.6 million for the fifth year.

Amortization expense for our non-compete agreements was approximately $1.1 million, $1.1 million and $0.9 million for the years ended December 31, 2005, 2004 and 2003. Amortization expense for our non-compete agreements is expected to be approximately $1.1 million for each of the next four years and $0.7 million for the fifth year.

6.     NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 123R

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share Based Payment,” which requires companies to expense the value of employee stock options and other types of equity-based compensation based on the fair value of the options at the award’s grant date based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expired without being exercised. When measuring fair value, companies can choose an option-pricing model (e.g., Black Scholes or binominal models) that approximately reflects their specific circumstances and the economics of their transactions. Companies will recognize compensation cost for share-based payment awards as they vest, including the related tax effects. The effective date of SFAS No. 123R, as amended, applies to annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share based payment awards at the company’s adoption date.

We adopted SFAS No. 123R on January 1, 2006 using the modified prospective method in which compensation cost is recognized beginning with the January 1, 2006 adoption date (a) based on the requirements of SFAS No 123R for all share-based payments granted after January 1, 2006 and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on the adoption date. We also plan to value options using the Black Scholes option pricing model.

As permitted by SFAS No. 123, until December 31, 2005 we accounted for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognized no compensation cost on grants of employee stock options. Accordingly, the adoption of SFAS No. 123R may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the future levels of share-based grants. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) per share in Note 1 to our consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

Under SFAS No. 123R, compensatory employee stock purchase plans (ESPP) are required to recognize compensation cost over the requisite service period for grants made under the ESPP. The criteria that an ESPP must meet to be considered non-compensatory are more restrictive under SFAS No. 123R than they were under APB No. 25. We are currently evaluating the impact on our ESPP by SFAS No. 123R, and currently believe our ESPP may be deemed a compensatory plan as defined by SFAS No. 123R. We do not expect this to have a material effect on our financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 154

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

7.     PROPERTY AND EQUIPMENT

Property and equipment were as follows (in thousands):

	December 31,
	2005	2004

Land	$31,765	$31,448
Prepaid facility use	71,323	71,323
Buildings and improvements	179,533	174,702
Furniture and equipment	29,889	30,942
Construction in progress	69,729	22,444
Sub-total	382,239	330,859
Accumulated depreciation and amortization	(58,378)	(48,604)
Total property and equipment	$323,861	$282,255

The increase in construction in progress in the year ended December 31, 2005 is primarily due to construction costs of approximately $46.0 million related to the Moshannon Valley Correctional Center. The increase in buildings and improvements in 2005 is due to the CSI acquisition in April 2005.

Significant purchases/additions to property and equipment made in the year ended December 31, 2004 included (1) the construction of the Southern Peaks Regional Treatment Center for approximately $14.2 million,  (2) renovations to the Regional Correctional Center of approximately $7.8 million, (3) construction costs and capitalized interest related to the Moshannon Valley Correctional Center for approximately $6.2 million, (4) the purchase and partial renovation of the Central California Treatment Center for approximately $2.7 million,  (5) the purchase and renovation of the Las Vegas Center for approximately $2.6 million and (6) the purchase of the Baker Community Correctional Center building for approximately $2.0 million. We previously leased the Baker Community Correctional Center.

Construction in progress at December 31, 2005 consisted primarily of construction costs for the Moshannon Valley Correctional Center. Construction in progress at December 31, 2004 consisted primarily of construction and renovation costs for the Moshannon Valley Correctional Center, the Regional Correctional Center and the Central California Treatment Center.

We evaluate the realization of our long-lived assets according to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” at least annually or when changes in circumstances or a specific triggering event indicates that the carrying value of the asset may not be recoverable. As a part of our evaluation, we make judgments regarding the potential future operating results and cash flows associated with individual facilities. Additionally, should we decide to sell a facility, realization is evaluated based on the estimated sales price based on the best market information available.

We closed the New Morgan Academy in 2002 and have considered alternative uses for this facility. We are focusing our efforts on the reopening of the facility by the fourth quarter of 2006. Once opened, the facility will operate as a residential treatment facility for youth sex offenders. During 2004, based on forecasted operating and cash flow losses associated with this facility, and in accordance with the provisions of SFAS No. 144, we determined that our carrying value of the facility was not fully recoverable and exceeded its fair value and, as a result, we recorded an impairment charge of $9.3 million in the year ended December 31, 2004. This charge was determined based on the results of our probability-weighted cash flow analysis.

In addition, as a result of our review of our other long-lived assets based on forecasted operating and cash flow losses associated with these assets, we determined that our carrying values for two of our juvenile residential facilities was not fully recoverable and exceeded their fair value and, as a result, we recorded an impairment charge of $0.8 million in the year ended December 31, 2004. This charge was estimated based on the best market information available. This charge is included in discontinued operations in the accompanying consolidated financial statements for the year ended December 31, 2004.

We have evaluated the realization of our facilities and do not believe that an impairment exists related to any of our facilities as of December 31, 2005.

8.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2005	2004

Accounts payable	$14,690	$11,057
Accrued compensation	7,463	6,426
Accrued interest payable	11,870	12,565
Accrued litigation settlements	7,200	—
Accrued taxes payable	3,876	3,615
Accrued insurance	6,840	6,116
Accrued legal	2,563	3,334
Resident funds	2,634	2,451
Other	1,661	1,673
Total accounts payable and accrued liabilities	$58,797	$47,237

At December 31, 2005, accounts payable and accrued liabilities contains accrued litigation settlement charges of $7.0 million relating to the shareholder lawsuits and $0.2 million pertaining to Lincoln County Detention Center. Refer to Note 11 to the consolidated financial statements for a discussion regarding those matters.

9.     INCOME TAXES

The following is an analysis of our deferred tax assets and liabilities (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Accrued liabilities and allowances	$5,846	$4,856
Federal operating loss carryforwords	1,381	—
State operating loss carryforwords	2,129	1,625
Deferred compensation	—	25
Other	341	49
Total deferred tax assets	9,697	6,555

Deferred tax liabilities:
Property and equipment	8,035	3,165
Prepaid expenses	776	845
Other	376	488
Total deferred tax liabilities	9,187	4,498

Valuation allowance	(2,129)	(1,625)

Net deferred tax asset (liability)	$(1,619)	$432

As of December 31, 2005, we have net operating losses for state income taxes of approximately $27.7 million. Our tax returns are subject to periodic audit by the various jurisdictions in which we operate. These audits, including those currently underway, can result in adjustments of taxes due or adjustments of the NOLs which are available to offset future taxable income.

Valuation allowances of $2.1 million have been established for uncertainties in realizing the benefit of certain state income tax loss carryforwards. In assessing the realizability of carryforwards, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance will be adjusted in the periods that we determine it is more likely than not that deferred tax assets will or will not be realized.

The components of our income tax provision (benefit) were as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Federal current provision	$239	$(453)	$517
State current provision	(197)	(238)	342
Total current provision (benefit)	42	(691)	859

Federal deferred provision	2,097	(2,894)	1,604
State deferred provision	76	329	337
Total deferred provision (benefit)	2,173	(2,565)	1,941

Total provision (benefit) from continuing operations	$2,215	$(3,256)	$2,800

Our tax returns are subject to periodic audits by the various jurisdictions in which we operate. These audits including those currently underway, can result in adjustments of taxes due or adjustments of the NOLs which are available to offset future taxable income.

The following is a reconciliation of income taxes at the statutory federal income tax rate of 35% to the income tax provision (benefit) recorded by us (in thousands):

	Year Ended December 31,
	2005	2004	2003

Computed taxes at statutory rate	$2,138	$(2,708)	$2,396
State income taxes, net of federal benefit	(273)	(617)	281
Other	350	69	123
	$2,215	$(3,256)	$2,800

10.  CREDIT FACILITIES

Our long-term debt consisted of the following (in thousands):

	December 31,
	2005	2004
Debt of Cornell Companies, Inc.:
Senior Notes, unsecured, due July 2012 with an interest rate of 10.75%, net of discount	$110,803	$110,619
Fair-value adjustment of Senior Notes as result of interest rate swap	(145)	3,208
Revolving Line of Credit (2004 Credit Facility) due June 2008 with an interest rate of LIBOR plus 2.25% to 3.5% or prime plus 0.75% to 2.00%	—	—
Revolving Line of Credit due July 2005 with an interest rate of prime plus 2.0% or LIBOR plus 3.0%, repaid in June 2004	—	—
Capital lease obligations	2	6
Subtotal	110,660	113,833

Debt of Special Purpose Entities:
8.47% Bonds due 2016	165,700	174,700

Total consolidated debt	276,360	288,533

Less: current maturities	(9,701)	(9,005)

Consolidated long-term debt	$266,659	$279,528

Long-Term Credit Facilities. The 2004 Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit and is reduced by outstanding letters of credit. The available commitment under the 2004 Credit Facility was approximately $50.6 million at December 31, 2005. We had no outstanding borrowings on the 2004 Credit Facility at December 31, 2005, but we had outstanding letters of credit of approximately $9.4 million. Subject to certain requirements, we have the right to increase the aggregate commitments under the 2004 Credit Facility up to an aggregate amount of $100.0 million. The 2004 Credit Facility matures in June 2008 and bears interest, at our election, depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.75% to 2.00%, or a rate which ranges from 2.25% to 3.50% above the applicable LIBOR rate. The 2004 Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. The 2004 Credit Facility is not secured by the assets of Municipal Corrections Finance, LP (MCF). The 2004 Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants.

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

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes. The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate. The terms of the interest rate swap contract and the underlying debt instrument are identical. We have designated the swap agreement as a fair value hedge. The swap has a notional amount of $84.0 million and matures in July 2012 to mirror the maturity of the Senior Notes. Under the agreement, we pay on a semi-annual basis (each January 1 and July 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receive a fixed-rate interest of 10.75%. For the years ended December 31, 2005 and 2004, we recorded interest savings related to this interest rate swap of approximately $1.1 million and $1.2 million, respectively, which is reflected as a reduction to interest expense in our accompanying financial statements. The swap agreements are marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes. At December 31, 2005 and 2004, the fair value of this derivative instrument was approximately ($0.1) million and $3.2 million, respectively, and is included in other long-term liabilities (at December 31, 2005) and other assets (at December 31, 2004) in our Consolidated Balance Sheets. The carrying value of the Senior Notes as of these dates was adjusted accordingly by the same amount. Because the swap agreement is considered an effective fair-value hedge, there will be no effect on our results of operations from the mark-to-market adjustment as long as the swap is in effect.

Scheduled maturities of our consolidated long-term debt were as follows (in thousands):

	Cornell Companies, Inc.	MCF	Consolidated

For the year ending December 31,
2006	$1	$9,700	$9,701
2007	1	10,500	10,501
2008	—	11,400	11,400
2009	—	12,400	12,400
2010	—	13,400	13,400
Thereafter	112,000	108,300	220,300
Total	$112,002	$165,700	$277,702

11.  COMMITMENTS AND CONTINGENCIES

Financial Guarantees

During the normal course of business, we enter into contracts that contain a variety of representations and warranties and provide general indemnifications. Our maximum exposure under these arrangements is unknown as this would involve future claims that may be made against us that have not yet occurred. However, based on experience, we believe the risk of loss to be remote.

Operating Leases

We lease office space, certain facilities and furniture and equipment under long-term operating leases. Rent expense for all operating leases for the years ended December 31, 2005, 2004 and 2003, was approximately $8.3 million, $7.4 million and $9.9 million, respectively.

Landlord incentives or allowances under operating leases are recorded as deferred rent and amortized as a reduction of rent expense over the lease term. Those operating leases with step rent provisions or escalation clauses that are not considered contingent rent are recognized on a straight-lined basis over the lease term. For those leases that include an existing index or rate, such as the consumer price index or the prime interest rate, the related minimum lease payments are recognized on a straight-line basis over the lease term and the amount of rent considered to be contingent is recorded as incurred and is not included in the straight-line basis rent expense. We do not receive significant sublease rentals under any of our existing operating leases.

Certain of our leases contain renewal options, which range from additional rental periods of one to five years. Escalation clauses are also included in certain of our leases. There are no significant restrictions imposed by our lease agreements concerning such issues as dividend payments, incurrence of additional debt or further leasing.

As of December 31, 2005, we had the following rental commitments under noncancelable operating leases (in thousands):

For the year ending December 31,
2006	$6,407
2007	5,959
2008	5,091
2009	4,561
2010	3,979
Thereafter	10,480
Total	$36,477

The following schedule shows the composition of total rental expense for all operating leases (in thousands):

	Year Ended December 31,
	2005	2004	2003
Minimum rentals	$8,051	$7,208	$9,738
Contingent rentals	271	201	179
Less: sublease rentals	(293)	(330)	(406)
Total	$8,029	$7,079	$9,511

401(k) Plan

We have a defined contribution 401(k) plan. Our matching contribution currently represents 50% of a participant’s contribution, up to the first 6% of the participant’s salary. We recorded contribution expense of approximately $1.1 million for the year ended December 31, 2005 and $1.2 million for each of the years ended December 31, 2004 and 2003.

Legal Proceedings

Lincoln County Detention Center

In August 2005, a lawsuit was filed by a detainee at the Lincoln County Detention Center (LCDC) in the U.S. District Court of New Mexico (Santa Fe). The lawsuit relates to the former LCDC policy that required strip and visual body cavity searches for all detainees and inmates and alleges that such policy violates a detainee’s Fourth and Fourteenth Amendment right. The lawsuit was filed as a putative class action lawsuit brought on behalf of all inmates who were searched at the LCDC from May 2002 to July 2005. This lawsuit is in its early stages and no material discovery has been conducted. At December 31, 2005, we recorded a charge of $0.2 million and have estimated our range of additional exposure to be $0.3 million. We have adequate insurance coverage in the event our actual exposure exceeds our estimated exposure. In addition, in connection with our acquisition of the LCDC facility, certain amounts were placed in escrow to offset any undisclosed liability relating to such acquisition. We have given notice to the prior owner of LCDC that we will seek to recover from the escrow any losses we may incur as a result of this litigation. The ultimate outcome of the lawsuit cannot be determined at this time and we intend to aggressively defend this lawsuit.

Southern Peaks Regional Treatment Center

In January 2004, we initiated legal proceedings in the lawsuit styled Cornell Corrections of California, Inc. v. Longboat Global Advisors, LLC, et al., No.2004 CV79761 in the Superior Court of Fulton County, Georgia under theories of fraud, conversion, breach of contract and other theories to determine the location of and to recover funds previously deposited by us into what we believed to be an escrow account in connection with the development and construction of the Southern Peaks Regional Treatment Center. Of the funds previously deposited, approximately $5.3 million remains to be recovered at December 31, 2005. In December 2004, the case was tried before a jury and the jury verdict awarded approximately $6.5 million in compensatory damages and approximately $1.4 million in punitive damages, plus attorneys’ fees. We expect that the actual damages awarded under the verdict will be adjusted downward to the $5.4 million actually lost by us and that the punitive damages award may be adjusted downward because of a Georgia statute regarding caps on punitive damages awards. No judgment has yet been entered on this verdict. The award for compensatory damages accrues pre-judgment interest at a rate of 7 percent from the date of loss through the date of judgment. Following the jury verdicts, we collected approximately $0.4 million in January 2005 in funds that had been previously frozen under a temporary restraining order issued at the time that we commenced this litigation. Currently, certain of the defendants have filed motions for a new trial. No judgment will be entered on the verdict until after these motions for a new trial have been heard and ruled on by the court. Due to the continued uncertainty surrounding the ultimate recovery of the funds previously deposited, we will continue to maintain our existing reserve of approximately $5.0 million in an allowance for doubtful accounts.

Shareholder Lawsuits

In March and April 2002, Cornell, Steven W. Logan (our former President and Chief Executive Officer), and John L. Hendrix (our former Chief Financial Officer), were named as defendants in four federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division. The aforementioned lawsuits were putative class action lawsuits brought on behalf of all purchasers of our common stock between March 6, 2001 and March 5, 2002 and relate to our restatement in 2002 of certain financial statements. The lawsuits involved disclosures made concerning two prior transactions executed by us: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction. These four lawsuits were consolidated into the Graydon Williams action and Flyline Partners, LP was appointed lead plaintiff. As a result, a consolidated complaint was filed by Flyline Partners, LP. Richard Picard and Anthony Scolaro were also named as plaintiffs. Since then, the court allowed plaintiffs to file an amended consolidated complaint. The amended consolidated complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933 (the “Securities Act”) and/or Section 15 of the Securities Act. The amended consolidated complaint seeks, among other things, restitution damages, compensatory damages, rescission or a rescissory measure of damages, costs, expenses, attorneys’ fees and expert fees. In February 2006, the court approved the settlement of this matter. Under the settlement agreement, Cornell has not admitted any wrongdoing. Settlement in the amount of $7.0 million has been funded through our directors’ and officers’ liability insurance. During the fourth quarter of 2005, we recorded the settlement charge of $7.0 million and the related reimbursement of $7.0 million from our director’s and officer’s liability insurance. The charge and reimbursement have been recognized in general and administrative expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2005. The liability is carried in accounts payable and accrued liabilities and the reimbursement is included in other receivables at December 31, 2005. The reimbursement was funded by the insurance carrier in 2005 into a trust account and funds were disbursed from the trust account to plaintiffs’ counsel’s escrow account upon court approval of the settlement in February 2006.

In March 2002, Cornell, its directors, and its former independent auditor Arthur Andersen LLP, were sued in a derivative action styled as William Williams, Derivatively and on Behalf of Nominal Defendant Cornell Companies, Inc. v. Anthony R. Chase, et al., No. 2002-15614, in the 127th Judicial District Court of Harris County, Texas. The lawsuit related to our restatement in 2002 of certain financial statements. The lawsuit alleged breaches of fiduciary duty by all of the individual defendants and asserted breach of contract and professional negligence claims only against Arthur Andersen LLP. This lawsuit has been dismissed without prejudice by agreement. In January 2004, we received a letter from William Williams, the plaintiff in the William Williams action discussed above, demanding that we pursue breach of fiduciary duty claims against various officers and directors based on the August 2001 sale leaseback transaction and the subsequent restatement. We have issued a preliminary response to the letter indicating that the Board will consider the request and inform Mr. Williams of its decision. In May and September 2002, the Company and our then directors were sued in three other derivative lawsuits styled as follows: (1) Juan Guitierrez, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1812, in the United Stated District Court for the Southern District of Texas, Houston Division; (2) Thomas Pagano, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1896, in the United Stated District Court for the Southern District of Texas, Houston Division; and (3) Jesse Menning, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. 2002-28924, in the 164th Judicial District Court of Harris County, Texas. These lawsuits relate to our restatement in 2002 of certain financial statements. These lawsuits all allege breaches of fiduciary duty and waste of corporate assets by all of the defendants. A motion to dismiss the Guitierrez and Pagano lawsuits was filed. The court dismissed the Pagano action as duplicative of the Guitierrez action. The court granted the motion to dismiss the Guitierrez action and the plaintiffs have appealed that ruling. The Menning action has been dismissed, but with an agreement that the plaintiff’s claims as to Cornell are tolled until 30 days following the final resolution of the Guitierrez case, including any appeals. The plaintiffs in these cases have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty. However, our management believes that we have good defenses and intends to vigorously defend against the claims asserted in these actions. We have not recorded any loss accruals related to these claims.

Certain insurance policies held by us to cover potential director and officer liability may limit our cash outflows in the event of a decision adverse to us in the matters discussed above. However, if an adverse decision in these matters exceeds the insurance coverage or if the insurance coverage is deemed not to apply to these matters, an adverse decision to us in these matters could have a material adverse effect on us, our financial condition, results of operations and cash flows.

Other

Additionally, we currently and from time to time are subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries or for wrongful restriction of or interference with offender privileges and employment matters. If an adverse decision in these matters exceeds our insurance coverage, or if our coverage is deemed not to apply to these matters, or if the underlying insurance carrier was unable to fulfill its obligation under the insurance coverage provided, it could have a material adverse effect on our financial condition, results of operations or cash flows.

During the period of August 2000 through May 2003, our general liability and professional liability coverage was provided by Specialty Surplus Insurance Company, a Kemper Insurance Company (“Kemper”) group member. In June 2004, the Illinois Department of Insurance gave Kemper permission to proceed with a run-off plan it had previously submitted. The three-year plan is designed to help Kemper meet its goal of resolving, to the maximum extent possible, all valid policyholder claims. In view of the risks and uncertainties involved in implementing the plan, including the need to achieve significant policy buybacks, commutation of reinsurance agreements, and further agreements with regulators, no assurance can be given that the plan will be successfully implemented by Kemper. In the year ended December 31, 2004, we accrued a provision of $0.6 million, and estimated our range of additional exposure to be approximately $0.5 million with respect to outstanding claims incurred during this policy period with Kemper which would become our obligation to resolve if not settled through Kemper.

During the year ended December 31, 2005, Kemper continued to implement its run-off plan. As a result, several of our significant claims were settled by Kemper in the second quarter of 2005. In conjunction with these settlements, we recorded a charge against our existing accrual in the amount of $0.3 million. We believe that the uncertainty surrounding the ability of

Kemper to settle our remaining outstanding claims still exists. Based on our analysis of the claims activity during the third quarter of 2005, we felt it necessary to accrue an additional provision in the amount of approximately $0.2 million during the third quarter of 2005. At December 31, 2005, we believe our estimated range of exposure, above our existing $0.5 million accrual, to be approximately $0.1 million related to the outstanding claims which could become our obligation to resolve if not settled through Kemper.

While the outcome of such matters cannot be predicated with certainty, based on the information known to date, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial condition, operating results or cash flows.

12.  STOCKHOLDERS’ EQUITY

Stockholder Rights Plan

Our Board of Directors terminated Cornell’s stockholder rights plan in July 2005.

Preferred Stock

Preferred stock may be issued from time to time by our Board of Directors, which is responsible for determining the voting, dividend, redemption, conversion and liquidation features of any preferred stock.

Options

Under our 2000 Broad-Based Employee Plan (2000 Plan) we may grant non-qualified stock options to our employees, directors and eligible consultants for up to the greater of 400,000 shares or 4% of the aggregate number of shares of common stock issued and outstanding immediately after grant of any option under the 2000 Plan. The 2000 Plan options vest up to five years and expire ten years from the grant date. Under our 1996 Stock Option Plan, as amended and restated in April 1998 (1996 Plan) we may grant non-qualified and incentive stock options for up to the greater of 1,932,119 shares or 15.0% of the aggregate number of shares of common stock outstanding. The 1996 Plan options vest up to seven years and expire seven to ten years from the grant date. The Compensation Committee of the Board of Directors, which is comprised of independent directors, is responsible for determining the exercise price and vesting terms for the granted options. The 1996 Plan and 2000 Plan option exercise prices can be no less than the market price of our common stock on the date of grant.

In conjunction with the issuance of our Subordinated Notes in July 2000, we issued warrants to purchase 290,370 shares of the common stock at an exercise price of $6.70. We recognized the fair value of these warrants of $1.1 million as additional paid-in capital. The warrants may only be exercised by payment of the exercise price in cash to us, by cancellation of an amount of warrants equal to the fair market value of the exercise price, or by the cancellation of our indebtedness owed to the warrant holder. During 2001, 168,292 shares of our common stock were issued in conjunction with the exercise and cancellation of 217,778 warrants. At December 31, 2005 and 2004, 72,592 warrants remained outstanding.

The following is a summary of the status of our 2000 Plan, 1996 Plan and other options at December 31, 2005, 2004 and 2003, and changes during the years then ended:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	976,947	$10.72	1,131,964	$9.55	1,409,845	$9.20
Granted	311,550	13.67	167,150	13.46	215,475	10.02
Exercised	(399,090)	9.50	(196,852)	7.16	(327,695)	6.50
Forfeited or canceled	(191,701)	12.62	(125,315)	10.12	(165,661)	12.63
Outstanding at end of year	697,706	12.21	976,947	10.72	1,131,964	9.55

Exercisable at end of year	354,397	11.26	514,165	10.31	615,701	9.55

Weighted average fair value of options granted		$8.03		$7.94		$6.02

The following table summarizes information about our outstanding stock options at December 31, 2005:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.75 to $6.50	36,360	4.9	$4.08	36,360	$4.08
6.51 to 10.00	60,946	6.3	8.55	54,277	8.56
10.01 to 13.50	321,300	7.1	11.98	144,410	11.06
13.51 to 16.00	279,100	7.9	14.34	119,350	14.92
	697,706	7.2	12.21	354,397	11.26

For purposes of the pro forma disclosures in Note 2, under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in 2005, 2004 and 2003, respectively:  risk-free interest rates of 4.28%, 4.33% and 3.60%; dividend rates of $0, $0 and $0; expected lives of 7.0, 7.0 and 7.0 years; expected volatility of 52.99%, 52.89% and 56.43%.

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

Treasury Stock

We did not repurchase any of our common stock in the year ended December 31, 2005. During the year ended December 31, 2004, we repurchased in the open market 10,000 shares of our common stock under a share repurchase program at an aggregate cost of $0.1 million. Under the terms of our Senior Notes and 2004 Credit Facility, we can purchase shares of our stock subject to certain cumulative restrictions.

Employee Stock Purchase Plan

We have an employee stock purchase plan under which employees can make contributions to purchase our common stock. Participation in the plan is elected annually by employees. The plan year begins each January 1st (the “Grant Date”) and ends on December 31st (the “Exercise Date”). Purchases of common stock are made at the end of the year using the lower of the fair market value on either the Grant Date or Exercise Date, less a 15.0% discount. For the years ended December 31, 2005, 2004 and 2003, employee contributions of approximately $0.4 million, $0.3 million and $0.4 million were used to purchase 30,553, 40,213 and 46,486 shares, respectively, of our common stock.

Deferred Bonus Plan

We have a deferred bonus plan for certain employees. Pursuant to the plan, approximately $4.7 million was deposited on behalf of individual participants into a rabbi trust account, which included approximately $3.6 million in cash and $1.1 million in our treasury stock. The treasury stock portion of the rabbi trust is to remain as treasury stock, while the participants may give investment directions to the trustee as to the cash portion, subject to certain limitations. The investments of the rabbi trust represent our assets and are included in our accompanying Consolidated Balance Sheets based on the nature of the assets held. Assets placed into the rabbi trust are irrevocable; therefore, they are restricted as to our use under the terms of the trust and the deferred bonus plan. Amounts held in the rabbi trust are generally distributable upon vesting. At December 31, 2004, restricted assets and other current assets included approximately $0.1 million of deposits in a rabbi trust. The assets held in this rabbi trust were minimal at December 31, 2005.

The plan generally vests 100.0% upon the achievement of an aggregate amount of monthly credits (based on a fixed monthly earnings milestone) expected to occur at the end of five years beginning October 1, 2001. Vesting will accelerate to 60.0% at the end of three years if certain earnings targets are achieved. Based on the expected earnings period, compensation expense and the related compensation liability for the aggregate plan value are being recognized over five years. To the extent the vesting is extended or accelerated based on the achievement of the financial milestones, recognition of compensation expense will be adjusted on a prospective basis. In the event of a change of control (as defined in the plan), the amounts in each participants account will be paid to the participant in a lump sum. For the years ended December 31, 2005, 2004 and 2003, we expensed approximately $0.4 million, $0.07 million and $0.05 million, respectively, under the deferred bonus plan.

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

13.  DERIVATIVE FINANCIAL INSTRUMENTS AND GUARANTEES

Debt Service Reserve Fund and Debt Service Fund

In August 2001, MCF completed a bond offering to finance the 2001 Sale and Leaseback Transaction. In connection with this bond offering, two reserve fund accounts were established by MCF pursuant to the terms of the indenture: (1) MCF’s Debt Service Reserve Fund, aggregating $23.8 million at December 31, 2005, was established to make payments on MCF’s outstanding bonds in the event we (as lessee) should fail to make the scheduled rental payments to MCF and (2) MCF’s Debt Service Fund, aggregating $19.6 million at December 31, 2005, used to accumulate the monthly lease payments that MCF receives from us until such funds are used to pay MCF’s semi-annual bond interest and annual bond principal payments. Both reserve fund accounts are subject to the agreements with the MCF Equity Investors whereby guaranteed rates of return of 3.0% and 5.08%, respectively, are provided for in the balance of the Debt Service Reserve Fund and the Debt Service Fund. The guaranteed rates of return are characterized as cash flow hedge derivative instruments. At inception, the derivatives had an aggregate fair value of $4.0 million, which has been recorded as a decrease to the equity investment in MCF made by the MCF Equity Investors (MCF minority interest) and as a liability in our Consolidated Balance Sheets. Changes in the fair value of the derivative instruments are recorded as an adjustment to other long-term liabilities and reported as other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Income (Loss). At December 31, 2005, the fair value of these derivative instruments was approximately $3.0 million. As a result, our Consolidated Statements of Operations and Comprehensive Income (Loss) include accumulated other comprehensive income (loss) of approximately $(1.1) million, $0.2 million and ($0.4) million for the years ended December 31, 2005, 2004 and 2003, respectively. The $(1.1) million net unrealized loss reported in comprehensive income (loss) for the year ended December 31, 2005 includes an adjustment of $0.6 million for the cumulative tax effect of changes in fair value during the years ended December 31, 2002 and 2003. This adjustment decreased accumulated other comprehensive income and increased deferred tax liabilities in our Consolidated Balance Sheet as of December 31, 2005.

In connection with MCF’s bond offering, the MCF Equity Investor provided a guarantee of the Debt Service Reserve Fund if a bankruptcy of the Company were to occur and a trustee for the estate of the Company were to include the Debt Service Reserve Fund as an asset of the Company’s estate. This guarantee is characterized as an insurance contract and its fair value is being amortized to expense over the life of the debt.

14.  PROJECTS UNDER DEVELOPMENT, CONSTRUCTION OR RENOVATION

We closed the New Morgan Academy in 2002 and have considered several options ranging from the utilization of the facility for another type of program or the sale or lease of the facility. As of December 31, 2005, we are focusing our efforts on the reopening of the facility by the fourth quarter of 2006. Once opened, the facility will operate as a residential treatment facility for youth sex offenders. We are currently maintaining a small staff to secure and maintain the facility during the finalization of the reactivation plans. We have recognized pre-tax costs of $3.6 million and $13.5 million (including an impairment charge of $9.3 million discussed below) in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2005 and 2004, respectively, for related holding costs (depreciation, interest, property, taxes and other maintenance costs).

At December 31, 2004, as a result of our analysis pursuant to the provisions of SFAS No. 144, we determined that the carrying amount of the New Morgan Academy was not fully recoverable and exceeded its fair value (as based on current estimates of future cash flows). The developing inability during late 2004 of various governmental agencies with whom we had been in negotiations to obtain the level of funding to contract with us for the use of the New Morgan Academy indicated an expectation of continuing losses associated with this facility. As a result, we recorded an impairment charge of $9.3 million, pursuant to the provisions of SFAS No. 144, in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2004. As of December 31, 2005, we believe that, pursuant to the provisions of SFAS No. 144, no additional impairment allowance is necessary. The carrying value of the property and equipment for the New Morgan Academy, after the impairment charge, was approximately $19.9 million and $20.4 million at December 31, 2005 and 2004, respectively.

In March 2003, we reached an agreement with the Commonwealth of Pennsylvania that resolved all outstanding administrative issues relative to the contract awarded to us by the BOP to operate the Moshannon Valley Correctional Center. In October 2004, we received the signed Finding of No Significant Impact for the facility. We have a three-year contract with the BOP to operate the facility and the BOP has the option to grant seven one-year extensions. The facility, which can house 1,300 male federal inmates, is scheduled to begin operations in early 2006.

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

As of December 31, 2005, we had incurred (net of the BOP reimbursement) approximately $63.8 million for the design, construction and development costs and capitalized interest related to the Moshannon Valley Correctional Center facility. We estimate an additional capital investment (excluding furniture and equipment) of approximately $5.9 million is required to complete construction of the facility. We believe that our existing cash and credit facilities will provide adequate funding to complete the construction of the facility.

In December 2005, we entered into a five year agreement with the California Department of Corrections to operate the Mesa Verde Correctional Facility, which is leased. The facility commenced operations in early 2006 and can house up to 360 male California inmates.

15.  RELATED PARTY TRANSACTIONS

One of our former directors is a partner in a law firm that provides legal services to us. Legal fees paid to this law firm were approximately $0.9 million for the year ended December 31, 2005.

In September 1999, we entered into a consulting agreement with the Company’s founder, who was a director of the Company through October 2003. Services rendered under the consulting agreement included serving as a director of the Company over the initial four years of the term of the agreement, and assisting in such areas as the development of new business, acquisitions, financings and executive management assimilation. As compensation for consulting services, we agreed to an annual payment of at least $255,000 for each of the first four years of the seven-year initial term of the consulting agreement with an annual salary of at least $180,000 for each of the last three years of the seven-year initial term of the consulting agreement. We have an option to renew the consulting agreement for an additional three-year term at an annual salary of at least $300,000 for each of the three years of the renewal term. As additional compensation, we agreed to an annual bonus, subject to certain limitations, equal to $75,000 during the first four years of the seven-year initial term and an annual bonus of $60,000 during the last three years of the seven-year initial term and during any renewal term.

We also entered into a non-compete agreement with the Company’s founder. The non-compete agreement has a term of 10 years and requires us to pay a monthly fee of $10,000 for the seven-year initial term of the consulting agreement. We capitalize the monthly payments and amortize the amounts over the 10-year term of the consulting agreement. We recognized amortization expense related to this agreement of approximately $84,000 for the year ended December 31, 2005.

We maintain a life insurance policy for the Company’s founder and made payments related to this policy of approximately $0.2 million for the year ended December 31, 2005.

Total payments made for the above consulting and non-compete agreements, board of director fees and expense reimbursements for the Company’s founder were approximately $0.9 million for the year ended December 31, 2005.

We entered into a consulting agreement with a former director for a term which expires in December 2008. Services rendered under this agreement include research and analysis for various topics including data collection, support and training for program development; performance-based contractual requirements and performance-improvement processes, accreditations and regulatory requirements. Total payments under this agreement, which has a termination fee incorporated for a termination prior to maturity, totaled $0.3 million in 2005. The termination fee at December 2005 was $0.3 million.

16.  SEGMENT DISCLOSURE

Our three operating divisions are our reportable segments. The adult secure institutional services segment consists of the operations of secure adult incarceration facilities. The juvenile segment consists of providing residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of ten and 17 who have either been adjudicated or suffer from behavioral problems. The adult community-based corrections and treatment services segment consists of providing pre-release and halfway house programs for adult offenders who are either on probation or serving the last three to six-months of their sentences on parole and preparing for re-entry into society at large as well as community-based treatment and education programs as an alternative to incarceration. All of our customers and long-lived assets are located in the United States of America. The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements. Intangible assets are not included in each segment’s reportable assets, and the amortization of intangible assets is not included in the determination of a segment’s operating income. We evaluate performance based on income or loss from operations before general and administrative expenses, incentive bonuses, amortization of intangibles, interest and income taxes. Corporate and other assets are comprised primarily of cash, investment securities available for sale, accounts receivable, debt service fund, deposits, property and equipment, deferred taxes, deferred costs and other assets. Corporate and other expense from operations primarily consists of depreciation and amortization on the corporate office facilities and equipment, and is presented separately as such charges cannot be readily identified for allocation to a particular segment.

The only significant non-cash items reported in the respective segments’ income from operations is depreciation and amortization (excluding intangibles) and impairment of long-lived assets (in thousands).

	Year Ended December 31,
	2005	2004	2003

Revenue:
Adult secure institutional	$131,684	$114,819	$102,120
Juvenile	119,006	113,821	106,541
Adult community-based	60,085	48,550	49,519
Total revenue	$310,775	$277,190	$258,180

Pre-opening and start-up expenses:
Adult secure institutional	$7,213	$4,971	$321
Juvenile	1,804	3,790	834
Adult community-based	—	42	—
Total pre-opening and start-up expenses	$9,017	$8,803	$1,155

Impairment of long-lived assets:
Adult secure institutional	$—	$—	$—
Juvenile	—	9,300	—
Adult community-based	—	—	—
Total impairment of long-lived assets	$—	$9,300	$—

Depreciation and amortization:
Adult secure institutional	$6,327	$4,967	$3,868
Juvenile	3,299	3,276	2,620
Adult community-based	2,095	1,788	1,512
Amortization of intangibles	2,094	1,365	895
Corporate and other	1,385	1,791	1,700
Total depreciation and amortization	$15,200	$13,187	$10,595

Income from operations:
Adult secure institutional	$26,645	$24,911	$25,647
Juvenile	13,672	3,811	14,221
Adult community-based	11,415	9,177	10,626
Subtotal	51,732	37,899	50,494
General and administrative expenses	(20,387)	(20,284)	(23,415)
Amortization of intangibles	(2,094)	(1,364)	(895)
Corporate and other	(1,385)	(1,792)	(1,700)
Total income from operations	$27,866	$14,459	$24,484

Loss on discontinued operations, net of tax
Adult secure institutional	$—	$—	$—
Juvenile	(3,560)	(2,856)	(225)
Adult community-based	(62)	423	167
Total loss on discontinued operations, net of tax	$(3,622)	$(2,433)	$(58)

Capital expenditures:
Adult secure institutional	$48,558	$17,456	$5,742
Juvenile	473	14,790	11,176
Adult community-based	1,358	6,703	2,173
Corporate and other	739	1,294	3,213
Total assets	$51,128	$40,243	$22,304

Assets:
Adult secure institutional	$213,107	$172,793	$152,229
Juvenile	106,457	123,890	110,748
Adult community-based	67,298	62,984	57,787
Intangible assets, net	21,666	14,747	13,287
Corporate and other	102,100	133,217	115,052
Total assets	$510,628	$507,631	$449,103

17.  GUARANTOR DISCLOSURES

We completed an offering of $112.0 million of Senior Notes in June 2004. The Senior Notes are guaranteed by each of our subsidiaries (Guarantor Subsidiaries). MCF does not guarantee the Senior Notes (Non-Guarantor Subsidiary). These guarantees are joint and several obligations of the Guarantor Subsidiaries. The following condensed consolidating financial information presents the financial condition, results of operations and cash flows for the parent company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary, together with the consolidating adjustments necessary to present our results on a consolidated basis.

Condensed Consolidating Balance Sheet as of December 31, 2005 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$12,579	$1,114	$30	$—	$13,723
Investment securities	7,250	—	—	—	7,250
Accounts receivable	7,718	60,337	372	—	68,427
Restricted assets	—	2,633	19,586	—	22,219
Prepaids and other	11,828	2,337	—	—	14,165
Total current assets	39,375	66,421	19,988	—	125,784
Property and equipment, net	148	174,886	154,641	(5,814)	323,861
Other assets:
Debt service reserve fund	—	—	23,802	—	23,802
Deferred costs and other	41,926	23,861	8,772	(37,378)	37,181
Investment in subsidiaries	14,602	3,806	—	(18,408)	—
Total assets	$96,051	$268,974	$207,203	$(61,600)	$510,628

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$43,561	$11,920	$5,879	$(2,563)	$58,797
Current portion of long-term debt	—	1	9,700	—	9,701
Total current liabilities	43,561	11,921	15,579	(2,563)	68,498
Long-term debt, net of current portion	110,659	—	156,000	—	266,659
Deferred tax liabilities	8,076	(1,763)	—	395	6,708
Other long-term liabilities	5,490	108	35,640	(37,936)	3,302
Intercompany	(237,196)	237,196	—	—	—
Total liabilities	(69,410)	247,462	207,219	(40,104)	345,167
Stockholders’ equity	165,461	21,512	(16)	(21,496)	165,461
Total liabilities and stockholders’ equity	$96,051	$268,974	$207,203	$(61,600)	$510,628

Condensed Consolidating Balance Sheet as of December 31, 2004 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,559	$296	$40	$—	$9,895
Investment securities	51,740	—	—	—	51,740
Accounts receivable	3,298	61,189	378	—	64,865
Restricted assets	121	2,451	17,141	—	19,713
Prepaids and other	15,664	1,962	—	—	17,626
Total current assets	80,382	65,898	17,559	—	163,839
Property and equipment, net	672	128,965	158,863	(6,245)	282,255
Other assets
Debt service reserve fund	—	—	23,801	—	23,801
Deferred costs and other	39,392	19,225	9,362	(30,243)	37,736
Investment in subsidiaries	20,613	1,856	—	(22,469)	—
Total assets	$141,059	$215,944	$209,585	$(58,957)	$507,631

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$36,191	$7,369	$6,197	$(2,520)	$47,237
Current portion of long-term debt	—	5	9,000	—	9,005
Total current liabilities	36,191	7,374	15,197	(2,520)	56,242
Long-term debt, net of current portion	113,827	1	165,700	—	279,528
Deferred tax liabilities	7,966	—	—	122	8,088
Other long-term liabilities	5,846	80	28,546	(32,011)	2,461
Intercompany	(184,083)	184,083	—	—	—
Total liabilities	(20,253)	191,538	209,443	(34,409)	346,319
Stockholders’ equity	161,312	24,406	142	(24,548)	161,312
Total liabilities and stockholders’ equity	$141,059	$215,944	$209,585	$(58,957)	$507,631

Condensed Consolidating Statement of Operations for the year ended December 31, 2005 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$18,014	$349,497	$18,008	$(74,744)	$310,775
Operating expenses	16,794	295,860	56	(74,405)	238,305
Pre-opening and start-up expenses	—	9,017	—	—	9,017
Depreciation and amortization	—	11,409	4,222	(431)	15,200
General and administrative expenses	20,312	—	75	—	20,387
Income (loss) from operations	(19,092)	33,211	13,655	92	27,866
Overhead allocations	(27,920)	27,920	—	—	—
Interest, net	2,771	5,089	13,814	49	21,723
Equity earnings in subsidiaries	(3,491)	—	—	3,491	—
Income (loss) before provision for income taxes	2,566	202	(159)	3,534	6,143
Provision for income taxes	2,260	—	—	(45)	2,215
Income (loss) from continuing operations	306	202	(159)	3,579	3,928
Discontinued operations, net of income tax benefit of $1,950	—	(3,622)	—	—	(3,622)
Net income (loss)	$306	$(3,420)	$(159)	$3,579	$306

Condensed Consolidating Statement of Operations for the year ended December 31, 2004 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$18,272	$312,924	$18,008	$(72,014)	$277,190
Operating expenses	24,480	257,774	52	(71,149)	211,157
Pre-opening and start-up expenses	—	8,803	—	—	8,803
Impairment of long-lived assets	—	9,300	—	—	9,300
Depreciation and amortization	84	9,189	4,222	(308)	13,187
General and administrative expenses	20,209	—	75	—	20,284
Income (loss) from operations	(26,501)	27,858	13,659	(557)	14,459
Overhead allocations	(33,851)	33,851	—	—	—
Interest, net	(304)	5,974	14,641	43	20,354
Loss on extinguishment of debt	—	2,361	—	—	2,361
Equity earnings in subsidiaries	(18,328)	—	—	18,328	—
Loss before provision (benefit) for income taxes	(10,675)	(14,328)	(982)	17,728	(8,256)
Provision (benefit) for income taxes	(3,241)	423	—	(438)	(3,256)
Loss from continuing operations	(7,433)	(14,751)	(982)	18,166	(5,000)
Discontinued operations, net of income tax benefit of $1,589	—	(2,433)	—	—	(2,433)
Net loss	$(7,433)	$(17,184)	$(982)	$18,166	$(7,433)

Condensed Consolidating Statement of Operations for the year ended December 31, 2003 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$18,124	$291,360	$18,001	$(69,305)	$258,180
Operating expenses	21,222	246,252	32	(68,975)	198,531
Pre-opening and start-up expenses	—	1,155	—	—	1,155
Depreciation and amortization	84	6,459	4,222	(170)	10,595
General and administrative expenses	23,289	—	126	—	23,415
Income (loss) from operations	(26,471)	37,494	13,621	(160)	24,484
Overhead allocations	(25,270)	25,270	—	—	—
Interest, net	(4,672)	6,914	15,371	43	17,656
Equity earnings in subsidiaries	4,416	—	—	(4,416)	—
Income (loss) from continuing operations before provision (benefit) for income taxes	7,887	5,310	(1,750)	(4,619)	6,828
Provision (benefit) for income taxes	3,917	(317)	—	(800)	2,800
Income from operations	3,970	5,627	(1,750)	(3,819)	4,028
Discontinued operations, net of tax benefit of $40	—	(58)	—	—	(58)
Net income (loss)	$3,970	$5,569	$(1,750)	$(3,819)	$3,970

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2005 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(34,642)	$51,475	$11,435	$28,268

Cash flows from investing activities:
Capital expenditures	—	(51,128)	—	(51,128)
Acquisition of a business	(9,064)	—	—	(9,064)
Purchases of investment securities	(1,022,295)	—	—	(1,022,295)
Sales of investment securities	1,066,785	—	—	1,066,785
Payments to restricted debt payment account, net	—	—	(2,445)	(2,445)
Proceeds from sale of fixed assets	—	647	—	647
Net cash provided by (used in) investing activities	35,426	(50,481)	(2,445)	(17,506)

Cash flows from financing activities:
Payments of MCF bonds	—	—	(9,000)	(9,000)
Payments of acquired debt	(1,905)	—	—	(1,905)
Payments on capital lease obligations	—	(176)	—	(176)
Proceeds from exercise of stock options and warrants	4,141	—	—	4,141
Net cash (used in) provided by financing activities	2,236	(176)	(9,000)	(6,940)

Net increase (decrease) in cash and cash equivalents	3,020	818	(10)	3,828

Cash and cash equivalents at beginning of period	9,559	296	40	9,895

Cash and cash equivalents at end of period	$12,579	$1,114	$30	$13,723

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2004 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(87,701)	$89,046	$10,748	$12,093

Cash flows from investing activities:
Capital expenditures	—	(40,243)	—	(40,243)
Purchase of investment securities	(471,410)	—	—	(471,410)
Sales of investment securities	419,670	—	—	419,670
Purchase of facility management contract	—	(3,000)	—	(3,000)
Refund from restricted escrow arrangement	5,000	—	—	5,000
BOP claim reimbursement	—	5,566	—	5,566
Payments to restricted debt payment account, net	—	—	(2,463)	(2,463)
Proceeds from sale of fixed assets	—	1,137	—	1,137
Net cash used in investing activities	(46,740)	(36,540)	(2,463)	(85,743)

Cash flows from financing activities:
Proceeds from long-term debt and line of credit	69,000	—	—	69,000
Payments on line of credit	(71,000)	—	—	(71,000)
Payments on synthetic lease	—	(52,499)	—	(52,499)
Proceeds from Senior Notes, net of discount	110,527	—	—	110,527
Payments on MCF Bonds	—	—	(8,300)	(8,300)
Payment for debt issuance and other financing costs	(6,076)	—	—	(6,076)
Payments on capital lease obligations	(7)	—	—	(7)
Proceeds from exercise of stock options	1,844	—	—	1,844
Purchases of treasury stock	(115)	—	—	(115)
Net cash provided by (used in) financing activities	104,173	(52,499)	(8,300)	43,374

Net (decrease) increase in cash and cash equivalents	(30,268)	7	(15)	(30,276)

Cash and cash equivalents at beginning of period	39,827	289	55	40,171

Cash and cash equivalents at end of period	$9,559	$296	$40	$9,895

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2003 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(4,633)	$20,960	$9,884	$26,211

Cash flows from investing activities:
Capital expenditures	(1,137)	(21,167)	—	(22,304)
Payments to restricted escrow arrangement, net	(10,385)	—	—	(10,385)
Payments of non-compete agreements	—	(1,000)	—	(1,000)
Payments to restricted debt payment account, net	—	—	(2,275)	(2,275)
Net cash used in investing activities	(11,522)	(22,167)	(2,275)	(35,964)

Cash flows from financing activities:
Proceeds from long-term debt and line of credit	23,000	1,339	—	24,339
Payments on line of credit	(21,000)	—	—	(21,000)
Payments on capital lease obligations	(31)	—	—	(31)
Payments of debt issuance and other financing costs	(31)	—	—	(31)
Collections of payments of shareholder notes	440	—	—	440
Payments on MCF Bonds	—	—	(7,600)	(7,600)
Proceeds from exercise of stock options and warrants	2,427	—	—	2,427
Purchases of treasury stock	(1,230)	—	—	(1,230)
Net cash provided by (used in) financing activities	3,575	1,339	(7,600)	(2,686)

Net (decrease) increase in cash and cash equivalents	(12,580)	132	9	(12,439)

Cash and cash equivalents at beginning of period	52,407	157	46	52,610

Cash and cash equivalents at end of period	$39,827	$289	$55	$40,171

18.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
(in thousands, except per share data)

	1st Quarter	2nd Quarter		3rd Quarter	4th Quarter		Year
2005:
Revenues	$73,640	$78,502		$79,198	$79,435		$310,775
Income (loss) from continuing operations	(840)	1,371		1,556	1,841		3,928
Discontinued operations, net of tax	(1,433)	(1,682)		(279)	(228)		(3,622)
Net income (loss)	(2,273)	(311)		1,277	1,613		306

Earnings (loss) per share:
Basic -
Income (loss) from continuing operations	$(0.05)	$0.10		$0.11	$0.13		$0.29
Loss on discontinued operations, net of tax	$(0.11)	$(0.12)		$(0.02)	$(0.01)		$(0.27)
Net income (loss)	$(0.16)	$(0.02)		$0.09	$0.12		$0.02

Diluted -
Income (loss) from continuing operations	$(0.05)	$0.10		$0.11	$0.13		$0.29
Loss on discontinued operations, net of tax	$(0.11)	$(0.12)		$(0.02)	$(0.01)		$(0.27)
Net income (loss)	$(0.16)	$(0.02)		$0.09	$0.12		$0.02

2004:
Revenues	$65,574	$66,377		$71,336	$73,903		$277,190
Income (loss) from continuing operations	4,545	(687)		91	(8,949)		(5,000)
Discontinued operations, net of tax	(321)	(412)		(988)	(712)		(2,433)
Net income (loss)	708	(1,099	)(1)	(897)	(6,145	)(2)	(7,433)

Earnings (loss) per share:
Basic -
Income (loss) from continuing operations	$0.04	$(0.05)		$0.01	$(0.38)		$(0.38)
Discontinued operations, net of tax	$0.01	$(0.03)		$(0.08)	$(0.08)		$(0.18)
Net income (loss)	$0.05	$(0.08)		$(0.07)	$(0.46)		$(0.56)

Diluted -
Income (loss) from continuing operations	$0.04	$(0.05)		$0.01	$(0.38)		$(0.38)
Discontinued operations, net of tax	$0.01	$(0.03)		$(0.08)	$(0.08)		$(0.18)
Net income (loss)	$0.05	$(0.08)		$(0.07)	$(0.46)		$(0.56)

2005 Balance Sheet Data:
Working capital	$103,643	$89,550		$63,603	$57,286		$57,286
Total assets	501,026	511,247		496,406	510,628		510,628
Long-term debt, net of current portion	276,893	279,752		267,416	266,659		266,659
Stockholders’ equity	159,088	159,622		163,243	165,461		165,461

2004 Balance Sheet Data:
Working capital	$93,434	$118,933		$105,674	$107,597		$107,597
Total assets	453,630	503,060		500,243	507,631		507,631
Long-term debt, net of current portion	239,292	284,852		279,373	279,528		279,528
Stockholders’ equity	168,139	166,354		166,586	161,312		161,312

(1)   Includes a loss on the extinguishment of debt of approximately $2.4 million for the early retirement of the Synthetic Lease Notes A and B and the revolving line of credit under our amended 2000 Credit Facility in June 2004.

(2)   Includes an impairment charge on our long-lived assets for the New Morgan Academy of $9.3 million.

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

In connection with the evaluation as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act, we have not identified any change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and principal position of the Company’s directors as of March 10, 2006.  There are no family relationships between any of the Company’s officers or directors.

Name	Age	Position
Anthony R. Chase	51	Director
Leon Clements	64	Director
Richard Crane	59	Director
Zachary R. George	28	Director
Todd Goodwin	74	Director
Thomas R. Hudson, Jr.	40	Lead Director
James E. Hyman	46	Chairman, Chief Executive Officer
Alfred Jay Moran, Jr.	62	Director
D. Stephen Slack	56	Director
Sally L. Walker	57	Director

Anthony R. Chase has been a director of the Company since October 1999.  Mr. Chase has served as Chairman and Chief Executive Officer of ChaseCom Limited Partnership since December 1998 and as President and Chief Executive Officer of Faith Broadcasting, L.P. since November 1993.  Mr. Chase is also Chairman of the Board of the Telecom Opportunity Institute, a non-profit organization to increase career, education and job training opportunities in technological fields for poor and historically underserved communities.  Mr. Chase serves on the Board of Trustees for Fisk University.  Mr. Chase is Vice Chairman of the Federal Reserve Bank of Dallas and is a Professor of Law at the University of Houston Law Center.  Mr. Chase received his JD from Harvard Law School, his MBA from Harvard Business School and his AB from Harvard College.

Leon Clements has been a director of the Company since June 2005.  Mr. Clements has been the President and Chief Executive Officer of League Medical Concepts, a provider of health care services for the corrections sector, since December 2004. From 1994 to 2004, Mr. Clements served as the Associate Vice President of Managed Care and Chief Administrative Officer at the University of Texas Medical Branch, a provider of health care for the prison system in Texas. Mr. Clements previously served as the Chief Administrative Officer of the University of California at Los Angeles Medical Group and the Cleveland Clinic in Florida. Mr. Clements also served as a director of Maxicare Health Plans, Inc. Mr. Clements has completed executive programs at both Harvard Business School and the Wharton School of Finance and received his MBA from the University of Southwestern Louisiana.

Richard Crane has been a director of the Company since June 2005.  An attorney at law, Mr. Crane has been a sole practitioner since 1988. Mr. Crane represents individual, corporate, and government clients in corrections and sentencing matters. Mr. Crane has also been a consultant in more than 30 corrections privatization projects and serves on the Practitioners’ Advisory Group to the United States Sentencing Commission.  From 1984 through 1987, Mr. Crane served as General Counsel for Corrections Corporation of America. Mr. Crane also previously served as Chief Legal Counsel for the Louisiana Department of Corrections and as Director of the American Correctional Association’s Legal Issues Project. Mr. Crane received his JD from Louisiana State University.  Mr. Crane has authored numerous articles on prison and privatization issues, including Monitoring Correctional Services Provided by Private Firms.

Zachary R. George has been a director of the Company since June 2005.  Mr. George has been a Senior Investment Analyst of Pirate Capital LLC, performing extensive financial modeling and analysis of private corrections and other industries since March 2004. Through his work with Pirate Capital LLC, Mr. George has developed relationships with management teams, institutional investors, financiers, consultants and other parties with an interest in the private corrections sector. Additionally, Mr. George has assisted in the development of an investment team which manages a $1.5 billion portfolio of domestic securities. From 2002 to 2004, Mr. George worked at Mizuho Corporate Bank LTD where he served as an officer in Portfolio Management, assisting in the management of a $50 billion domestic loan portfolio and originating credit default swap and bank debt trade recommendations. Mr. George received his JD from Brooklyn Law School.

xxxTodd Goodwin has been a director of the Company since June 2005.  Mr. Goodwin retired in 2002 as a Partner of Gibbons, Goodwin, van Amerongen (“GGvA”), having spent 18 years with the investment banking firm.  During Mr. Goodwin’s tenure, GGvA organized management buyouts and purchased businesses with a total value of approximately $7 billion. Mr. Goodwin previously served as a Managing Director of Merrill Lynch.  Mr. Goodwin has served as a director on the boards of several companies, including Southwest Forest Industries, RT French Company, Rival Company, Schult Homes, Specialty Equipment, Horace Mann Education Corporation, Robert Half International, Riverwood International, Johns Manville Corporation, Ladish Company, EKCO Housewares, Merrill Lynch Institutional Fund, Southampton Hospital and the Peconic Health Corporation. Mr. Goodwin is currently a Trustee of the Madison Square Boys & Girls Club.  Mr. Goodwin received his AB from Harvard College.

Thomas R. Hudson, Jr. has been the lead director of the Company since June 2005.  Mr. Hudson has been the Managing Member of Pirate Capital LLC and Portfolio Manager of the Jolly Roger Fund LP and Jolly Roger Offshore Fund LTD since July, 2002. From 1999 to 2001, Mr. Hudson served as a Managing Director of Amroc Investments LLC, a private investment firm, where he managed distressed trading and investment analysis. Mr. Hudson previously served as a Vice President at Goldman, Sachs & Co., where he was a Senior Distressed Trader and Portfolio Manager responsible for a $500 million portfolio of domestic and international distressed private assets. Mr. Hudson is a former Chairman of the Loan Syndication and Trading Association’s Distressed Committee, and is currently a Director of the Centurion Foundation, which supports the New York Police Department and other law enforcement agencies. Mr. Hudson received his MBA from the Tuck School of Business at Dartmouth.

James E. Hyman has been the Chief Executive Officer since January 2005 and was named Chairman of the Board in February 2005. Mr. Hyman was a Senior Managing Director at FTI Palladium Partners from October 2004 to January 2005. From 2003 to 2004, Mr. Hyman was a Partner with Sandhurst Capital.  From 1999 to 2002, Mr. Hyman was with Starwood Hotels and Resorts Worldwide, where he served as Executive Vice President.  From 1996 to 1999, Mr. Hyman was with GE Capital, where he served as President of a European subsidiary.  Mr. Hyman received an MBA, with distinction, from the Harvard Business School and an AB, with honors, from the University of Chicago.

Alfred Jay Moran, Jr. has been a director of the Company since June 2005.  Mr. Moran is Chairman and Chief Executive Officer of the Moran Group, LLC, a turnaround, value creation consulting firm that he founded in 2003. During 2004, he served as Chief Strategy and Restructuring Officer of Cooperheat MQS, Inc. Throughout his career, Mr. Moran has been responsible for the turnaround or value enhancement of over 50 companies in many industries. Prior to 2003, he was Senior Managing Director of the Value Creation Practice, as well as Principal and Member of the Executive Committee of Kibel, Green, Inc. Mr. Moran received his MBA from Harvard Business School.

D. Stephen Slack has been a director of the Company since March 2003. Mr. Slack has been President and Chief Executive Officer of South Bay Resources, LLC, an energy exploration company since March 2003. Mr. Slack was Chief Financial Officer and Principal of Andex Resources, LLC, an energy exploration and production company, from June 2000 to January 2003. From 1995 to 2000, Mr. Slack was Chief Financial Officer of Inventory Management and Distribution Company, an independent manager of natural gas storage and transportation assets. Mr. Slack previously served as Chief Financial Officer of Pogo Producing Company.  Mr. Slack received his BS from the University of Southern California and his MBA from Columbia University.

Sally L. Walker has been a director of the Company since June 2005.  Ms. Walker has been the President of Encourage Youth Corporation, a consulting firm specializing in programming for high risk youths and juvenile offenders since 1996. From 1997 to 2004, Ms. Walker pioneered an effective and cost-efficient secure custody and aftercare program for high risk young offenders. Beyond her government and private corrections experience, Ms. Walker also previously served as the Executive Director of Finance and Administration for a large central services department for the Province of Manitoba. Ms. Walker received her Master of Correctional Administration from the University of Ottawa.

DIRECTOR COMPENSATION

2005 Compensation

During 2005, our directors received the following compensation, in addition to the expense reimbursements discussed below.

	Annual Retainer		Meeting Attendance Fees	Shares Issued (4)

Anthony R. Chase	$47,000	(1)	$76,000	1,603
Leon M. Clements	$27,750	(2)(3)	$32,000	1,603
Richard Crane	$26,000	(2)(3)	$28,000	1,603
Zachary R. George	$22,500	(2)(3)	$24,000	3,315
Todd Goodwin	$24,250	(2)(3)	$28,000	3,727
Thomas R. Hudson, Jr.	$26,000	(2)(3)	$26,000	3,703
James E. Hyman	$—	(5)	$—	—
Alfred J. Moran, Jr.	$28,000	(2)(3)	$26,000	1,603
D. Stephen Slack	$49,000	(2)	$87,000	10,063
Sally L. Walker	$19,250	(3)	$28,000	—

(1)   Upon election of the new board members in June 2005, Mr. Chase elected to receive his annual retainer fee in the form of Common Stock.  Prior to that time, such fees were paid to Mr. Chase in cash.

(2)   Each of these non-employee directors elected to receive annual retainer fees in the form of common stock under the terms of the Company’s 2000 Directors Stock Plan (“2000 Directors Plan”).

(3)   Each of these non-employee directors joined the Board of Directors June 2005.  As a result, each earned a pro-rata portion of their annual retainer fee.  See further discussion of annual fees below.

(4)   Former director, Marcus A. Watts, not listed here, received 3,627 shares of Common Stock of the Company at this election under the terms of the 2000 Directors Plan.

(5)   As an employee of the Company, Mr. Hyman does not receive compensation for serving as Chairman of the Board.

Fees

We pay non-employee directors $35,000 (cash election) or $45,000 (stock election) per year plus reimbursement of expenses for all services as a director, including committee participation or special assignments.  The Chairman of the Nominating/Corporate Governance Committee and Compensation Committee receive an additional $3,500 annual retainer fee.  The Chairman of the Audit Committee receives an additional $7,500 annual retainer fee.  All committee members receive an additional annual retainer fee of $3,500.  At the election of each director, fees may be paid in cash or common stock of the Company under the 2000 Directors Plan.

In addition to the annual retainers, non-employee directors receive the following fees for attendance at meetings:

•      for each Board meeting, including committee meetings held in conjunction with such meetings, all non-employee directors in attendance receive a fee of $3,000, and

•      for committee meetings (not held in conjunction with regular Board meeting), committee members in attendance receive $2,000.

Stock Options

In connection with their election to the Board in June 2005, each non-employee director was granted stock options to purchase 15,000 shares of Common Stock under the Company’s Amended and Restated 1996 Stock Option Plan (“1996 Plan”). These options vested 25% on the date of grant, with the remainder vesting ratably over the subsequent three years. These options have a term of ten years and have a per share exercise price equal to the market value of a share of Common Stock on the date of grant.

In connection with his employment agreement, in March 2005, Mr. Hyman was granted stock options to purchase 50,000 shares of Common Stock under the 1996 Plan. These options vest 33% on January 24, 2006, 2007 and 2008, respectively, if Mr. Hyman remains continuously employed by the Company. These options have a term of ten years and have a per share exercise price equal to the market value of a share of Common Stock on the date of grant. Mr. Hyman was also granted 85,000 restricted shares of Common Stock which vest based on the following criteria:

•      25,000 shares vest on January 24, 2008 if Mr. Hyman remains continuously employed by the Company;

•      30,000 shares vest upon the Company achieving a certain stock price within a certain time period, as established by the Compensation Committee; and

•      30,000 shares will vest upon the Company achieving a certain earnings per share within a certain time period, as established by the Compensation Committee.

EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

The following table sets forth the names, ages and positions of the persons who are executive officers and other key employees of the Company as of March 10, 2006:

Name	Age	Position

James E. Hyman	46	Chief Executive Officer
John R. Nieser	47	Chief Financial Officer and Treasurer
Mark S. Croft	44	General Counsel and Corporate Secretary
Patrick N. Perrin	45	Senior Vice President and Chief Administrative Officer
Benjamin E. Erwin	28	Vice President, Corporate Development
Michael L. Caltabiano	48	Vice President, Adult Secure Division
Jonathan P. Swatsburg	35	Vice President, Youth Services Division
Laura H. Hall	37	Vice President, Adult Community-Based Division

James E. Hyman has been the Chief Executive Officer since January 2005 and was named Chairman of the Board of Directors of the Company in February 2005. Mr. Hyman was a Senior Managing Director at FTI Palladium Partners from October 2004 to January 2005. From 2003 to 2004, Mr. Hyman was a Partner with Sandhurst Capital.  From 1999 to 2002, Mr. Hyman was with Starwood Hotels and Resorts Worldwide where he served as Executive Vice President.  From 1996 to 1999, Mr. Hyman was with GE Capital where he served as President of a European subsidiary.

John R. Nieser was named Chief Financial Officer in February 2005.  Mr. Nieser has served as Treasurer since April 2004 and Acting Chief Financial Officer since August 2004.  Prior to joining Cornell in April 2004, he served as Controller from December 2000 to June 2003 for a number of organizations, including GE Aero Energy Products. He also served Guardian Savings and Loan Association in various capacities, including senior vice president, chief financial officer and treasurer from September 1988 to March 2000.

Mark S. Croft was named General Counsel and Corporate Secretary in November 2005.  Prior to joining Cornell, Mr. Croft was Co-Founder and Managing Partner of ENVCA Investments, L.P., a private equity firm, from August 2003 to October 2005.  Mr. Croft was also served as Senior Counsel to Reliant Resources, Inc. from November 2002 to August 2003.  Mr. Croft was a corporate and securities attorney with the international law firm Akin, Gump, Strauss, Hauer & Feld, LLP from May 1997 to November 2002.

Patrick N. Perrin has served as Senior Vice President since June 2003, Vice President from June 2001 to June 2003 and Chief Administrative Officer since November 1998. Prior to November 1998, Mr. Perrin served as Corporate Director of Risk Management, Employee Benefits and Retirement Plans for Tracor, Inc. from November 1991 to October 1998.

Benjamin E. Erwin was named Vice President, Corporate Development in January 2005 after serving as Director, Strategic Analysis from January 2002 to January 2005.  Prior to joining Cornell in January 2002, Mr. Erwin served as Business Analyst, Emerging Businesses for Enron Corporation from February 2001 to December 2001, and from June 1999 to February 2001 as Manager, Business Development for Trilogy Software.

Michael L. Caltabiano was named Vice President, Adult Secure Division in August 2005, having served as Director of Marketing, Adult Secure from April 2004 to August 2005.  Prior to joining Cornell in April 2004, Mr. Caltabiano served as Director, Detention Management Division for the Department of Homeland Security, Immigration and Customs Enforcement from January 2001 to March 2004 and in various capacities with the Department of Justice, Federal Bureau of Prisons from 1979 to 2001.

Jonathan P. Swatsburg was named Vice President, Youth Services Division in May 2005.  Prior to May 2005, Mr. Swatsburg served Cornell in various capacities, including Regional Director from February 2004 to May 2005 and as Program Director for various youth service programs from January 2000 to February 2004.

Laura H. Hall was named Vice President, Adult Community-Based Division in February 2006.  Ms. Hall previously served as Director of Development from July 2005 to January 2006 and as Division Director, Western Region from January 1999 to July 2005.

AUDIT COMMITTEE MATTERS

The Company’s Audit Committee has been established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee was composed of Anthony R. Chase, D. Stephen Slack and Tucker Taylor until July 2005. The Audit Committee is currently composed of Alfred J. Moran, Jr., Anthony R. Chase, Leon M. Clements and D. Stephen Slack.  Under the rules of the New York Stock Exchange, all of the members of the Audit Committee are independent.

The Audit Committee plays an important role in promoting effective corporate governance, and it is imperative that members of the Audit Committee have requisite financial literacy and expertise. All members of the Company’s Audit Committee meet the financial literacy standard required by the NYSE rules, and at least one member qualifies as having accounting or related financial management expertise under the NYSE rules.  In addition, as required by the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring that public companies disclose whether or not its audit committee has an “audit committee financial expert” as a member. An “audit committee financial expert” is defined as a person who, based on his or her experience, satisfies all of the following attributes:

•	An understanding of generally-accepted accounting principles and financial statements.
•	An ability to assess the general application of such principles in connection with the accounting for estimates, accruals, and reserves.
•

Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and level of complexity of issues that can reasonably be expected to be raised by Company’s financial statements, or experience actively supervising one or more persons engaged in such activities.

•	An understanding of internal controls and procedures for financial reporting.
•	An understanding of audit committee functions.

The Board of Directors has affirmatively determined that Mr. Alfred J. Moran, Jr. satisfies the definition of “audit committee financial expert,” and has designated him as an “audit committee financial expert.”   Mr. Moran is an independent director, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of Common Stock. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all its directors and executive officers during 2005 complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act, except (i) Marcus A. Watts, a former director, failed to file timely a Form 4 to report one transaction relating to the acquisition of 2,575 shares, (ii) D. Stephen Slack, a director, failed to file timely a Form 4 to report one transaction relating to the acquisition of 3,961 shares and (iii) James E. Hyman, Chief Executive Office and Chairman of the Board, failed to file timely a Form 4 to report one transaction relating to the acquisition of 1,043 shares.

CERTIFICATIONS

The Company submitted our Annual Section 303A.12(a) Chief Executive Officer Certification with the New York Stock Exchange. The certification was not qualified in any respect. The Company also filed with the Securities and Exchange Commission, as exhibits to our Form 10-K for the year ended December 31, 2005, the Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth information with respect to our Chief Executive Officer, our four most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2005 and up to two additional former executive officers who would have been among the four most highly compensated executive officers but for the fact the individual was no longer serving as an executive officer for the fiscal year ended December 31, 2005 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

				Long-Term Compensation
	Fiscal	Annual Compensation		Restricted Stock		Securities Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Award(s)		Options	Compensation
		($)	($)	($)		(#)	($)

James E. Hyman (1)	2005	438,462	635,907	1,133,900	(7)	50,000	7,001
Chairman of the Board and	2004	—	—	—		—	—
Chief Executive Officer	2003	—	—	—		—	—

Harry J. Phillips, Jr. (2)	2005	97,692	—	—		—	3,172
Former Chief Executive Officer	2004	430,002	—	—		20,000	6,908
	2003	394,500	—	—		—	6,937

John R. Nieser (3)	2005	194,923	30,000	—		46,000	6,694
Chief Financial Officer	2004	102,230	—	—		20,000	3,324
and Treasurer	2003	—	—-	—		—	—

Patrick N. Perrin (4)	2005	177,723	13,650	—		—	19,982
Senior Vice President and	2004	168,108	—	—		10,000	5,131
Chief Administrative Officer	2003	164,000	—	—		3,730	5,056

Thomas R. Jenkins (5)	2005	150,181	—	—		—	576,065
Former Chief Operating	2004	307,543	—	—		15,000	8,027
Officer	2003	280,812	—	—		12,330	7,263

John C. Godlesky (6)	2005	91,378	—	—		—	183,461
Former Senior Vice President,	2004	150,388	—	—		5,000	4,320
Eastern Region	2003	143,365	—	—		2,460	4,067

(1)   Amounts in All Other Compensation for Mr. Hyman include the Company’s 401(k) matching contributions of $6,300 and group term life insurance premiums of $701.

(2)   Mr. Phillips served his last day as Chief Executive Officer on January 24, 2005.  Amounts in All Other Compensation include the Company’s 401(k) matching contributions of $2,931 and group term life insurance premiums of $241.

(3)   Amounts in All Other Compensation for Mr. Nieser include the Company’s 401(k) matching contributions of $5,848, group term life insurance premiums of $246 and a cell phone allowance of $600.

(4)   Amounts in All Other Compensation for Mr. Perrin include the Company’s 401(k) matching contributions of $5,752, group term life insurance premiums of $230, and payment for certain vested vacation plan benefits in the amount of $14,000.

(5)   Mr. Jenkins served his last day as Chief Operating Officer on March 10, 2005.  Amounts in All Other Compensation include the Company’s 401(k) matching contributions of $2,401, group term life insurance premiums of $427, relocation and outplacement fees of $25,000 and severance in the amount of $548,237.

(6)   Mr. Godlesky served his last day as Senior Vice President, Eastern Region on June 30, 2005.  Amounts in All Other Compensation include the Company’s 401(k) matching contributions of $2,249, group term life insurance premiums of $301 and severance in the amount of $180,911.

(7)   The value of Mr. Hyman’s shares as of December 31, 2005 based on a share price of $13.82 was $1,174,700.  25,000 shares vest on January 24, 2008 if Mr. Hyman remains continuously employed by the Company; 30,000 shares vest upon the Company achieving a certain stock price within a certain time period, as established by the Compensation Committee; and 30,000 shares vest upon the Company achieving a certain earnings per share within a certain time period, as established by the Compensation Committee.

The following table presents information regarding options granted to each of the Named Executive Officers in 2005.

OPTION GRANTS IN 2005

	Number of Securities Underlying Options	Percentage of Total Options Granted to Employees	Exercise Price	Expiration	Potential Realizable Value at Assumed Rates of Stock Price Appreciation for Option Term (1)
Name	Granted	in 2005	Per Share	Date	5%	10%

James E. Hyman	50,000	14.26%	$13.34	3/14/2015	$419,473	$1,063,026
Harry J. Phillips, Jr	—	—	—	—	—	—
John R. Nieser	46,000	13.11%	$12.60	3/31/2015	$364,507	$923,733
Patrick N. Perrin	—	—	—	—	—	—
Thomas R. Jenkins	—	—	—	—	—	—
John C. Godlesky	—	—	—	—	—	—

(1)   The values shown are based on the indicated assumed annual rates of appreciation compounded annually. Actual gains realized, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the values shown in this table will be achieved.

The following table presents information regarding options exercised in 2005 and the value of options outstanding at December 31, 2005 for each of the Named Executive Officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND

FISCAL YEAR-END OPTION VALUES

	Number of Shares Acquired	Value	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End (1)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
				(2)		(2)
James E. Hyman	—	—	16,667	33,333	$8,000	$16,000
Harry J. Phillips, Jr.	119,000	$1,135,620	—	—	—	—
John R. Nieser	—	—	4,000	62,000	$3,580	$70,440
Patrick N. Perrin	—	—	33,111	13,119	$94,202	$11,265
Thomas R. Jenkins	43,964	$279,965	—	—	—	—
John C. Godlesky	13,560	$76,944	—	—	—	—

(1)   Equal to the excess, if any, of the market value of Common Stock at December 31, 2005 ($13.82) over the option exercise price(s).

(2)   All of these options become immediately exercisable upon a change in control of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee are Thomas R. Hudson, Jr., Richard Crane and Sally L. Walker. None of these directors has at any time been an officer or employee of the Company, and none of these directors serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board or Compensation Committee.

ITEM 12.       SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the shares of common stock of the Company (the only outstanding class of voting securities of the Company) owned of record and beneficially as of March 10, 2006, unless otherwise specified, by (i) all persons known to possess voting or dispositive power over more than 5% of the common stock of the Company, (ii) each director and named executive officer, and (iii) all directors and executive officers of the Company as a group:

	Amount and Nature of Beneficial Ownership (1)	Percentage
Pirate Capital LLC (2)(10)	2,321,100	16.64%
200 Connecticut Avenue, 4th Floor
Norwalk, CT 06854
Merrill Lynch & Co. (on behalf of Merrill Lynch
Investment Managers (“MILM”)) (3)	1,390,600	9.97%
World Financial Center, North Tower
250 Vesey Street
New York, NY 10381
Dimensional Fund Advisors, Inc. (4)	1,225,800	8.79%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401
Albert Fried & Company, LLC (5)	1,219,564	8.75%
60 Broad Street, 39th Floor
New York, NY 10004
Wynnefield Capital Management, LLC (6)	1,070,800	7.68%
450 Seventh Avenue, Suite 509
New York, NY 10123
Bank of America Corporation (7)	916,232	6.57%
100 North Tyron Street, Floor 25
Bank of America Corporate Center
Charlotte, NC 28255
North Star Partners, L.P. (8)	838,683	6.01%
274 Riverside Avenue
Westport, CT 06880
JPMorgan Chase & Co. (9)	802,670	5.76%
270 Park Avenue
New York, NY 10017

Anthony R. Chase	53,189	*
Leon Clements	10,353	*
Richard Crane	10,453	*
Zachary R. George	12,065	*
John C. Godlesky	—	*
Todd Goodwin	19,477	*
Thomas R. Hudson, Jr. (10)	2,333,553	16.73%
James E. Hyman	114,167	*
Thomas R. Jenkins	—	*
Alfred J. Moran, Jr.	10,353	*
John R. Nieser	4,000	*
Patrick N. Perrin	86,214	*
Harry J. Phillips, Jr.	—	*
D. Stephen Slack	65,063	*
Sally L. Walker	8,750	*
All directors and executive officers as a group (20 persons)	2,739,997	19.36%

*          Less than 1.0%.

(1)   Shares of Common Stock listed include shares subject to stock options exercisable within 60 days (44,600 for Mr. Chase, 8,750 for Mr. Clements, 8,750 for Mr. Crane, 8,750 for Mr. George, 8,750 for Mr. Goodwin, 8,750 for Mr. Hudson, 16,667 for Mr. Hyman, 8,750 for Mr. Moran, 4,000 for Mr. Nieser, 35,484 for Mr. Perrin, 35,000 for Mr. Slack, 8,750 for Ms. Walker, and 197,001 for all the above as a group).

(2)   Based on a filing made with the SEC reflecting ownership of Common Stock as of December 31, 2005 as filed by Pirate Capital LLC.  The filing indicates sole voting power and shared dispositive power with respect to the referenced shares of Common Stock.

(3)   Based on a filing made with the SEC reflecting ownership of Common Stock as of December 31, 2005. The filing indicates shared voting power and shared dispositive power for the referenced shares of Common Stock. Merrill Lynch & Co., Inc. is a parent holding company. Merrill Lynch Investment Managers is an operating division of Merrill Lynch & Co., Inc. consisting of Merrill Lynch & Co., Inc.’s indirectly-owned asset management subsidiaries including Fund Asset Management LP and Merrill Lynch Investment Managers LP.

(4)   Based on a filing made with the SEC reflecting ownership of Common Stock as of December 31, 2005 as filed by Dimensional Fund Advisors, Inc. The filing indicates sole voting power and sole dispositive power with respect to the referenced shares of Common Stock.

(5)   Based on a filing made with the SEC reflecting ownership of Common Stock as of December 31, 2005 as filed by Albert Fried, Jr. and Albert Fried & Company, LLC. The filing indicates sole voting power and sole dispositive power with respect to the referenced shares of Common Stock.

(6)   Based on a filing made with the SEC reflecting ownership of Common Stock as of December 31, 2005 as filed by Wynnefield Capital Management, LLC.  The filing indicates sole voting power and sole dispositive power with respect to the referenced shares of Common Stock.

(7)   Based on a filing made with the SEC reflecting ownership of Common Stock as of December 31, 2005 as filed by Bank of America Corporation. The filing indicates shared voting power for 762,068 shares of Common Stock and shared dispositive power for 916,232 shares of Common Stock with NB Holdings Corporation, Bank of America, NA, Columbia Management Group, LLC and Columbia Management Advisors, LLC.

(8)   Based on a filing made with the SEC reflecting ownership of Common Stock as of December 29, 2005 as filed by North Star Partners, L.P., North Star Partners II, L.P., Circle T Master Limited, NS Advisors, LLC and Andrew R. Jones. The filing indicates sole voting power and sole dispositive power with respect to the referenced shares of Common Stock.

(9)   Based on a filing made with the SEC reflecting ownership of Common Stock as of December 30, 2005 as filed by JPMorgan Chase & Co. The filing indicates sole voting power for 741,270 shares of Common Stock and sole dispositive power for 802,670 shares of Common Stock.

(10) Based on the Statement of Beneficial Ownership on Form 4 filed with the SEC, indicating sole voting power and sole dispositive power with respect to the referenced shares of Common Stock.  As the managing member of Pirate Capital LLC, Thomas R. Hudson, Jr. (i) may be deemed to be the beneficial owner of all shares of Common Stock owned by Pirate Capital LLC and (ii) is deemed to have sole voting power and sole dispositive power with respect to all shares of Common Stock as to which Pirate Capital LLC has a voting or dispositive power.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

James E. Hyman

In March 2005, the Company entered into an employment agreement with James E. Hyman, pursuant to which Mr. Hyman serves as the Company’s Chief Executive Officer and Chairman of the Board.

The agreement has a rolling two-year term (the “Employment Period”).  Under the agreement, Mr. Hyman’s annual base salary is $475,000, and he is eligible to receive a bonus upon the achievement of certain performance objectives equal to $25,000 plus up to 112% of Mr. Hyman’s annual base salary.  Mr. Hyman also received a $165,000 signing bonus.  Mr. Hyman is required to return all of the signing bonus if his employment is terminated by the Company for cause (as defined in the agreement) or if he voluntarily terminates his employment without good reason (as defined in the agreement) before January 24, 2006, and is required to return 50% if, after January 24, 2006 but before January 24, 2007, he voluntarily terminates his employment without good reason (as defined in the agreement).

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

Mr. Hyman was also granted 85,000 restricted shares of Common Stock (the “Restricted Stock”) under the agreement.  The shares of Restricted Stock vest as follows: 25,000 shares of Restricted Stock vest on January 24, 2008; 30,000 shares of Restricted Stock shall vest upon the Company achieving a certain stock price within a certain time period as established by the Compensation Committee; and 30,000 shares of Restricted Stock vest upon the Company achieving a certain earnings per share within a certain time period as established by the Compensation Committee, subject, in each case to Mr. Hyman’s continued employment with the Company through each such date.

Pursuant to the agreement, if Mr. Hyman’s employment is terminated by the Company for cause, Mr. Hyman is entitled to receive his base salary accrued through the termination date and reimbursement of all reasonable expenses incurred by Mr. Hyman.  If Mr. Hyman’s employment is terminated due to his death or disability (as defined in the agreement), Mr. Hyman or his estate will receive (i) his base salary accrued through the date of death or disability, (ii) a prorated bonus for the year in which the death or disability occurs, (iii) reimbursement of all reasonable expenses incurred by Mr. Hyman and (iv) extended health care benefits (COBRA) at the Company’s expense for six months.  If the Company terminates the employment of Mr. Hyman without cause or he voluntarily terminates his employment with good reason, then, he is entitled to receive the following: (i) base salary accrued through the termination date, (ii) a prorated bonus for the year in which the termination occurs, (iii) an amount equal to Mr. Hyman’s base salary plus his target bonus for the remainder of the Employment Period, (iv) reimbursement of all reasonable expenses incurred by Mr. Hyman, (v) extended health care benefits (COBRA) at the Company’s expense for eighteen months following his termination, and (vi) all shares of Restricted Stock immediately vest.  All cash payments due from the Company upon termination are due to Mr. Hyman or his estate within one month of the date of termination.

In the event that Mr. Hyman voluntarily terminates his employment with good reason within 180 days following a change in control, then, such termination will be considered to be with good reason, and Mr. Hyman shall be entitled to receive the same benefits as above, except that no vesting of Mr. Hyman’s Restricted Stock will occur.  Mr. Hyman will also receive reimbursement for relocation expenses if his employment is terminated without cause or for good reason within 180 days following a change in control.

John R. Nieser

In March 2005, the Company and Mr. Nieser, the Company’s Chief Financial Officer, entered into an employment/separation agreement.  The agreement begins with a rolling two-year term until March 14, 2007 and then beginning March 15, 2007 has a rolling one-year term.  Mr. Nieser’s annual base salary is not less than $200,000 per year, and he is eligible for a cash bonus at a targeted amount of 40% of his base salary.  If Mr. Nieser’s employment is terminated due to death or disability (as defined in the agreement), Mr. Nieser or his estate is entitled to his base salary and bonus earned through the date of termination (as defined in the agreement).  If Mr. Nieser’s employment is terminated for cause (as defined in the agreement) or due to voluntary resignation, Mr. Nieser is entitled to his base salary through the date of termination.  If Mr. Nieser is terminated without cause or due to a change in control (as defined in the agreement), he is entitled to his base salary and bonus through the date of termination and (i) two times his base salary if the termination occurs prior to March 9, 2007 or (ii) one time his base salary if termination occurs between March 9, 2007 and March 8, 2008.

Mark S. Croft

In November 2005, the Company and Mr. Croft entered into an employment/severance arrangement. Mr. Croft’s annual base salary is $190,000 per year, and he is eligible for a discretionary cash bonus at a targeted amount of 30% of his annual base salary.  Under the terms of the severance agreement, if, within one year after a change in control (as defined in the agreement), Mr. Croft’s employment is terminated for any reason, with or without cause, he will receive a lump sum cash payment, concurrent with the date of his termination, equal to the sum of (i) Mr. Croft’s highest annual base salary as of the date of termination or the date the change in control occurs, plus (ii) the average of the annual bonus paid or payable to Mr. Croft in respect of the two most recent full fiscal years ending on or prior to the date of his termination (or if Mr. Croft has not been employed for two full fiscal years, then the annual bonus in respect of the most recent full fiscal year). In addition, all stock options, restricted stock awards and similar awards granted to Mr. Croft prior to the date of termination will immediately vest on the date of termination.

Patrick N. Perrin

In December 1999, the Company entered into an employment/severance agreement with Patrick N. Perrin.  If Mr. Perrin’s employment is terminated for any reason within a year after a change in control (as defined in the severance agreement), all stock options, restricted stock awards and similar awards granted to Mr. Perrin prior to the termination date will vest immediately on the date of termination.

In addition, pursuant to the agreement, the Company will remit to Mr. Perrin, as severance, a payment equal to the sum of (a) his highest annual base salary as of the termination date and the change in control date, and (b) the average bonus paid to him for the two most recent full fiscal years ending on or prior to the termination date.  The Company has agreed to pay the severance amounts in a lump sum in cash (i) on the termination date if the Company terminates Mr. Perrin, or (ii) within thirty days after the termination date if Mr. Perrin’s employment is terminated by him or upon his death or retirement.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information on Independent Registered Public Accounting Firm

The Audit Committee of the Board of Directors has considered the qualifications of PricewaterhouseCoopers LLP and will recommend that the Board of Directors appoint them as our independent registered public accounting firm for the fiscal year ending December 31, 2006.

PricewaterhouseCoopers LLP served as our independent registered public accounting firm in 2005 and 2004.  Representatives from PricewaterhouseCoopers LLP are expected to be present at the annual meeting of shareholders and will have an opportunity to make a statement, if they so desire, as well as to respond to appropriate questions that may be asked by shareholders.

Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed or estimated to be billed to the Company by PricewaterhouseCoopers LLP for the years ended December 31, 2005 and 2004:

	2005	2004
Audit fees	$1,113,800	$1,474,106
Audit related fees	54,500	53,825
Tax fees	10,000	—
All other fees	—	—
	$1,178,300	$1,527,931

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

All Other Fees

All other fees represent the aggregate fees billed to the Company or estimated to be billed to the Company for products or services provided to the Company by PricewaterhouseCoopers LLP, other than the services reported in the above categories.  For 2005 and 2004, there were no fees billed related to other services.

The Audit Committee has considered whether the provision of non-audit services by PricewaterhouseCoopers LLP is compatible with maintaining auditor independence and has determined that auditor independence has not been compromised.

Pre-approval Policies and Procedures

The Audit Committee Charter, as amended in October 2004, is available through the Corporate Governance link on the Company’s website at www.cornellcompanies.com and to any stockholder upon request, provides that the Audit Committee is responsible for pre-approving all audit services and permitted non-audit services to be performed for the Company by the independent registered public accounting firm. All of the fees paid to the independent registered public accounting firm in 2005 were pre-approved by the Audit Committee.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements, Schedules and Exhibits

1.	Financial statements
	Report of Independent Registered Public Accounting Firm	54
	Consolidated Balance Sheets - December 31, 2005 and 2004	55
	Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended December 31, 2005, 2004 and 2003	56
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003	57
	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	58
	Notes to consolidated financial statements	59
2.	Financial statement schedules
	All schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

3.	Exhibits

Exhibit No.		Description	Incorporated by Reference
2.1		Agreement and Plan of Merger, dated January 24, 2005, among Cornell Companies, Inc., Correctional Systems, Inc., Cornell Acquisition Corp. and Infrastructure and Environmental Private Equity Fund III, L.P.	22
2.2		Amendment to Agreement and Plan of Merger, dated March 16, 2005, among Cornell Companies, Inc., Correctional Systems, Inc. Cornell Acquisition Corp. and Infrastructure and Environmental Private Equity Fund III, L.P.	25
3.1		Restated Certificate of Incorporation of Cornell Companies, Inc.	1
3.2		Amended and Restated Bylaws of Cornell Companies, Inc.	19
4.1		Certificate representing Common Stock.	2
4.2		Registration Rights Agreement, dated March 31, 1994, as amended, among Cornell Corrections, Inc. and the stockholders listed on the signature pages thereto.	2
4.3		Rights Agreement, dated May 1, 1998, between Cornell Corrections, Inc. and the stockholders listed on the signature pages thereto.	7
4.4		Amendment No. 1 to the Rights Agreement, dated May 1, 1998, between Cornell Corrections, Inc. and the stockholders listed in the signature pages thereto.	24
4.5		Certificate Eliminating Series A Participating Preferred Stock.	24
9.1		Stock Transfer and Voting Agreement, dated November 23, 1994, between David M. Cornell and Jane B. Cornell.	2
10.1	a	Cornell Corrections, Inc. Amended and Restated 1996 Stock Option Plan.	6
10.2	a	Employment Agreement, dated as of September 9, 1997, between Abraxas Group, Inc. and Arlene R. Lissner.	3
10.3	(a)	Covenant Not to Compete Agreement, dated September 9, 1997, by and between Cornell Corrections, Inc. and Arlene R. Lissner.	3
10.4		Form of Indemnification Agreement between Cornell Companies, Inc. and each of its directors and executive officers.	2
10.5		Stockholders Agreement among certain stockholders named therein dated September 15, 1997.	3
10.6		Professional Management Agreement, dated July 15, 1992, between Cornell Corrections, Inc. and Central Falls Detention Facility Corporation.	2
10.7		Operating Agreement by and between each of MidTex Detentions, Inc., the City of Big Spring, Texas and Cornell Corrections of Texas, Inc., dated July 1, 1996, and related Assignment and Assumption of Operating Agreement.	2

Exhibit No.		Description	Incorporated by Reference
10.8		Contract between Cornell Corrections of California, Inc. and the California Department of Corrections (No. R92.132) for the Live Oak, California Facility, dated March 1, 1993, as amended.	2
10.9		Asset Purchase Agreement, dated January 31, 1997, by and between Cornell Corrections of Texas, Inc. and Interventions Co.	4
10.10		Asset Purchase Agreement, dated August 14, 1997, by and between Cornell Corrections, Inc. and Abraxas Group, Inc., Foundation for Abraxas, Inc., Abraxas Foundation, Inc., Abraxas Foundation of Ohio and Abraxas, Inc.	3
10.11		Contract between Texas Alcoholism Foundation, Inc. and the Texas Department of Criminal Justice, Parole Division for the Reid Facility, dated January 31, 1996, as amended.	2
10.12		Form of Contract between Cornell Corrections of California and the Utah State Department of Human Services, Division of Youth Corrections for the Salt Lake City, Utah Juvenile Facility.	2
10.13		Asset Purchase Agreement, dated May 14, 1996, among Cornell Corrections of Texas, Inc., Texas Alcoholism Foundation, Inc. and the Texas House Foundation, Inc.	2
10.14		Asset Purchase Agreement, dated May 22, 1996, among Cornell Corrections of Texas Inc., the Company, Ed Davenport, Johnny Rutherford and MidTex Detentions, Inc.	2
10.15		Lease Agreement, dated August 1, 1987, between Cornell Corrections of California Inc. and Baker Housing Company for the Baker, California facility.	2
10.16		Lease Agreement between City of Big Spring, Texas and Ed Davenport, dated July 1, 1996, for the Interstate Unit and related Assignment and Assumption of Leases.	2
10.17		Secondary Sublease Agreement between City of Big Spring and Ed Davenport, dated July 1, 1996, for the Airpark Unit and related Assignment and Assumption of Leases.	2
10.18		Secondary Sublease Agreement between City of Big Spring and Ed Davenport, dated July 1, 1996, for the Flightline Unit and related Assignment and Assumption of Leases.	2
10.19		Stock Option Agreement between Cornell Corrections, Inc. and CEP II dated July 9, 1996.	2
10.20		Form of Option Agreement between Cornell Corrections, Inc. and the optionholder listed therein dated as of November 1, 1995.	10
10.21		Senior Note Agreement by and between Cornell Corrections, Inc. and the note purchasers dated July 15, 1998.	8
10.22		Asset Purchase Agreement, dated November 17, 1997, by and between Foresite Capital Facilities Corporation and the Hinton Economic Development Authority.	5
10.23		Amendment, dated December 10, 1997, to Asset Purchase Agreement dated as of November 17, 1997.	5
10.24		Amendment No. 2, dated January 6, 1998, to Asset Purchase Agreement dated as of November 17, 1997.	5
10.25		Assignment of Agreement of Purchase and Sale, dated January 5, 1998, by and between Foresite Capital Facilities Corporation and Cornell Corrections of Oklahoma, Inc.	5
10.26		Allvest Asset Purchase Agreement, dated June 20, 1998, by and between Cornell Corrections, Inc. and Allvest, Inc., St. John Investments, and William C. Weimar.	9
10.26	(a)	Subordinated Bridge Loan Agreement by and between Cornell Corrections, Inc. and ING dated October 14, 1999.	11
10.27		Asset Purchase Agreement, dated May 10, 1999, by and among Cornell Corrections, Inc. and Interventions and IDDRS Foundation.	11
10.28		Extension of Asset Purchase Agreement, dated September 30, 1999, by and among Cornell Corrections, Inc. and Interventions and IDDRS Foundation.	11

Exhibit No.		Description	Incorporated by Reference
10.29		Asset Purchase Agreement, dated May 10, 1999, by and among BHS Consulting Corp., its shareholders and Cornell Corrections, Inc.	11
10.30		Extension of Asset Purchase Agreement, dated September 30, 1999, by and among BHS Consulting Corp., its shareholders and Cornell Corrections, Inc.	11
10.31		Amendment to Asset Purchase Agreement, dated November 12, 1999, by and among BHS Consulting Corp., its shareholders and Cornell Corrections, Inc.	11
10.32		Participation Agreement, dated November 23, 1999, among Cornell Corrections, Inc. and certain of its subsidiaries and Heller Financial Leasing, Inc.	12
10.33		Lease Agreement, dated November 23, 1999, between First Security Bank, National Association, and Cornell Corrections, Inc. and certain of its subsidiaries.	12
10.34		Lease Agreement, dated December 31, 1999, by and among Hinton Economic Development Authority, the Town of Hinton, Oklahoma, and Cornell Corrections of Oklahoma, Inc.	12
10.35		Consulting Agreement, dated December 15, 1999, between Cornell Corrections, Inc. and David M. Cornell. (a)	12
10.36		Form of Severance Agreement executed by John Hendrix, Arlene Lissner, Thomas Jenkins, Thomas Rathjen, Patrick Perrin and Steven Logan. (a)	12
10.37		Fourth Amended and Restated Credit Agreement, dated July 21, 2000, among Cornell Companies, Inc., certain subsidiaries of Cornell Companies, Inc., Atlantic Financial Group, Ltd., the Lenders and ING (U.S.) Capital LLC, as Administrative Agent.	13
10.38		Amended and Restated Master Agreement, dated July 21, 2000, among Cornell Companies, Inc., certain subsidiaries of Cornell Companies, Inc., Atlantic Financial Group, Ltd., the Lenders, ING (U.S.) Capital LLC, as Administrative Agent, Bank of America N.A., as Syndication Agent, and Suntrust Equitable Securities Corporation, as Documentation Agent.	13
10.39		Note and Equity Purchase Agreement, dated July 21, 2000, among Cornell Companies, Inc., American Capital Strategies, Ltd. and Teachers Insurance and Annuity Association of America.	13
10.40		Warrant issued by Cornell Companies, Inc. to American Capital Strategies, Ltd. dated July 21, 2000.	13
10.41		Warrant issued by Cornell Companies, Inc. to Teachers Insurance and Annuity Association of America, dated July 21, 2000.	13
10.42		Cornell Corrections, Inc. Employee Stock Purchase Plan.	14
10.42	(a)	Cornell Companies, Inc. Deferred Compensation Plan.	14
10.43		Cornell Companies, Inc. 2000 Director Stock Plan.	15
10.44		Cornell Companies, Inc. 2000 Broad-Based Employee Plan.	16
10.44	(a)	Cornell Companies, Inc. Deferred Bonus Plan.	21
10.45		Premises Transfer Agreement, dated August 14, 2001, among Cornell Company, Inc., Cornell Corrections of Georgia, L.P., Cornell Corrections of Oklahoma, Inc., Cornell Corrections of Texas, Inc., WBP Leasing, Inc., and Municipal Corrections Finance, L.P.	17
10.46		Master Lease Agreement (with addenda), dated August 14, 2001, between Municipal Corrections Finance, L.P. and Cornell Companies, Inc.	17
10.47		Master Lease Agreement dated December 3, 1998 between Atlantic Financial Group and WBP Leasing, Inc. and certain other subsidiaries of Cornell Corrections, Inc.	18
10.48		Amendment No. 1 to Credit Agreement dated January 31, 2001.	18
10.49		Amendment No. 2 to Credit Agreement and Amendment No. 1 to Master Agreement dated August 9, 2001.	18

Exhibit No.		Description	Incorporated by Reference
10.50		First Amendment to Note and Equity Purchase Agreement dated August 9, 2001.	18, 23
10.51

Credit Agreement, dated June 24, 2004, among Cornell Companies, Inc., as Borrower, such subsidiaries of the Borrower as named therein, JPMorgan Chase Bank, as Administrative Agent, and such other lenders as named therein.

10.52	(a)	Employment Agreement, dated March 14, 2005, between Cornell Companies, Inc. and James E. Hyman.	26
10.53	(a)	Restricted Stock Agreement, dated March 14, 2005, between Cornell Companies, Inc. and James E. Hyman.	26
10.54	(a)	Employment/Separation Agreement, dated March 9, 2005, between Cornell Companies, Inc. and John R. Nieser.	26
10.5	(a)	Summary description of oral agreement, dated March 9, 2005, between Cornell Companies, Inc. and Harry J. Phillips, Jr.	26
10.56	(a)	Release of Claims, Covenant Not to Sue, and Older Workers Act Waiver, dated March 21, 2005, between Cornell Companies, Inc. and Thomas R. Jenkins.	27
10.57	(a)	Release of Claims, Covenant Not to Sue, and Older Workers Act Waiver, dated March 21, 2005, between Cornell Companies, Inc. and Paul B. Doucette.	27
10.58	(a)	Release of Claims, Covenant Not to Sue, dated April 12, 2005, between Cornell Companies, Inc. and Luis A. Collazo.	28
10.59	(a)	Independent Contractor Agreement, effective June 6, 2005, between Cornell Companies, Inc. and Luis A. Collazo.	28
10.60	(a)	Release of Claims, Covenant Not to Sue, and Older Workers Act Waiver, dated April 25, 2005, between Cornell Companies, Inc. and John C. Godlesky.	29
10.61	(a)	Independent Contractor Agreement effective, July 1, 2005, between Cornell Companies, Inc. and John C. Godlesky.	29
10.62		Letter Agreement, dated May 17, 2005 (but effective as of May 18, 2005), between Cornell Companies, Inc. and Pirate Capital LLC.	30
10.63	(a)	Summary description of employment agreement, dated November 28, 2005, between Cornell Companies, Inc. and Mark S. Croft.	31
10.64	(a)	Severance Agreement, dated November 28, 2005, between Cornell Companies, Inc. and Mark S. Croft.	*
21.1		List of Subsidiaries.	*
23.1		Consent of PricewaterhouseCoopers LLP.	*
23.2		Information Regarding Consent of Arthur Andersen LLP.	21
24.1		Power of Attorney (see signature page of this Annual Report on Form 10-K).	*
31.1		Section 302 Certification of Chief Executive Officer.	*
31.2		Section 302 Certification of Chief Financial Officer.	*
32.1		Section 906 Certification of Chief Executive Officer.	*
32.2		Section 906 Certification of Chief Financial Officer.	*
99.1		Letter from Cornell Companies, Inc. to the Securities and Exchange Commission, dated April 15, 2002, regarding representation from Arthur Andersen LLP.	20
99.2		Letter Agreement, dated September 5, 2001, as amended, between Cornell Companies, Inc. and Lehman Brothers, Inc.	20

  (a)   Management compensatory plan or contract.

  (1)  Annual Report on Form 10-K for the year ended December 31, 1996.

  (2)  Registration Statement on Form S-1 (Registration No. 333-08243).

  (3)  Registration Statement on Form S-1 (Registration No. 333-35807).

  (4)  Current Report on Form 8-K dated January 31, 1997.

  (5)  Current Report on Form 8-K dated January 6, 1998.

  (6)  Definitive Proxy Statement dated March 9, 1998.

  (7)  Registration Statement on Form 8-A filed May 11, 1998.

  (8)  Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

  (9)  Current Report on Form 8-K dated August 13, 1998.

(10)  Annual Report on Form 10-K for the year ended December 31, 1998.

(11)  Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(12)  Annual Report on Form 10-K for the year ended December 31, 1999.

(13)  Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(14)  Registration Statement on Form S-8 (Registration No. 333-80187).

(15)  Registration Statement on Form S-8 (Registration No. 333-42444).

(16)  Registration Statement on Form S-8 (Registration No. 333-52236).

(17)  Current Report on Form 8-K dated August 14, 2001.

(18)  Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(19)  Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(20)  Annual Report on Form 10-K for the year ended December 31, 2001.

(21)  Annual Report on Form 10-K for the year ended December 31, 2002.

(22)  Current Report on Form 8-K dated January 24, 2005.

(23)  Current Report on Form 8-K dated June 25, 2004.

(24)  Current Report on Form 8-K dated July 6, 2005.

(25)  Current Report on Form 8-K dated April 5, 2005.

(26)  Current Report on Form 8-K dated March 15, 2005.

(27)  Current Report on Form 8-K dated March 24, 2005.

(28)  Current Report on Form 8-K dated April 18, 2005.

(29)  Current Report on Form 8-K dated April 29, 2005.

(30)  Current Report on Form 8-K dated May 19, 2005.

(31)  Current Report on Form 8-K dated November 28, 2005.

  *     Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNELL COMPANIES, INC.

Dated:	March 16, 2006	By:	/s/ James E. Hyman
James E. Hyman
Chief Executive Officer and
Chairman of the Board

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James E. Hyman, John R. Nieser and Mark S. Croft, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James E. Hyman	Chief Executive Officer and	March 16, 2006
James E. Hyman	Chairman of the Board
(Principal Executive Officer)

/s/ John R. Nieser	Chief Financial Officer	March 16, 2006
John R. Nieser	(Principal Financial Officer and
Principal Accounting Officer)

/s/ ANTHONY R. CHASE	Director	March 16, 2006
Anthony R. Chase

/s/ THOMAS R. HUDSON, JR.	Director	March 16, 2006
Thomas R. Hudson, Jr.

/s/ D. STEPHEN SLACK	Director	March 16, 2006
D. Stephen Slack

/s/ ALFRED JAY MORAN, JR.	Director	March 16, 2006
Alfred Jay Moran, Jr.

/s/ TODD GOODWIN	Director	March 16, 2006
Todd Goodwin

/s/ SALLY L. WALKER	Director	March 16, 2006
Sally l. Walker

/s/ RICHARD CRANE	Director	March 16, 2006
Richard Crane

/s/ LEON M. CLEMENTS	Director	March 16, 2006
Leon M. Clements

/s/ ZACHARY R. GEORGE	Director	March 16, 2006
Zachary R. George