Form 10-Q
period 2006-03-31
CORNELL COMPANIES INC
filed 2006-05-10
CIK 1016152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Yes  ☒  No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No ☒

At May 1, 2006, the registrant had 13,981,266 shares of common stock outstanding.

Cornell Companies, Inc.

Table of Contents

Form 10-Q

Part I
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

Part II
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

PART I      FINANCIAL INFORMATION

ITEM 1.      Financial Statements.

CORNELL COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,721	$13,723
Investment securities available for sale	7,975	7,250
Accounts receivable – trade (net of allowance for doubtful accounts of $3,846 and $3,278, respectively)	64,455	58,701
Other receivables (net of allowance for doubtful accounts of $5,040)	186	9,726
Debt service fund and other restricted assets	20,735	22,219
Deferred tax assets	5,089	5,089
Prepaid expenses and other	9,089	9,076
Total current assets	109,250	125,784
PROPERTY AND EQUIPMENT, net	327,616	323,861
OTHER ASSETS:
Debt service reserve fund	23,800	23,802
Goodwill, net	12,577	12,577
Intangible assets, net	8,559	9,089
Deferred costs and other	16,565	15,515
Total assets	$498,367	$510,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$43,343	$58,797
Current portion of long-term debt	9,701	9,701
Total current liabilities	53,044	68,498
LONG-TERM DEBT, net of current portion	264,948	266,659
DEFERRED TAX LIABILITIES	7,171	6,708
OTHER LONG-TERM LIABILITIES	5,580	3,302
Total liabilities	330,743	345,167

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	––	––
Common stock, $.001 par value, 30,000,000 shares authorized, 15,482,480 and 15,352,159 shares issued and 13,942,086 and 13,789,172 outstanding, respectively	16	15
Additional paid-in capital	152,703	151,329
Retained earnings	27,775	27,091
Treasury stock (1,540,394 and 1,562,987 shares of common stock, at cost, respectively)	(12,308)	(12,573)
Deferred compensation	(850)	(990)
Accumulated other comprehensive income	288	589
Total stockholders’ equity	167,624	165,461
Total liabilities and stockholders’ equity	$498,367	$510,628

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005

REVENUES	$83,847	$73,640
OPERATING EXPENSES	65,143	54,531
PRE-OPENING AND START-UP EXPENSES	2,657	4,694
DEPRECIATION AND AMORTIZATION	3,726	3,729
GENERAL AND ADMINISTRATIVE EXPENSES	5,112	6,338

INCOME FROM OPERATIONS	7,209	4,348
INTEREST EXPENSE	5,565	6,339
INTEREST INCOME	(522)	(595)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	2,166	(1,396)
PROVISION (BENEFIT) FOR INCOME TAXES	956	(556)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,210	(840)

DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF $283 AND $776, RESPECTIVELY	(526)	(1,433)

NET INCOME (LOSS)	$684	$(2,273)

EARNINGS (LOSS) PER SHARE:
BASIC
Income (loss) from continuing operations	$.09	$(.06)
Loss from discontinued operations, net of tax	(.04)	(.11)
Net income (loss)	$.05	$(.17)

DILUTED
Income (loss) from continuing operations	$.09	$(.06)
Loss from discontinued operations, net of tax	(.04)	(.11)
Net income (loss)	$.05	$(.17)

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	13,851	13,428
DILUTED	13,953	13,428

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$684	$(2,273)
Unrealized loss on derivative instruments, net of tax benefit of $209 and $427, respectively	(301)	(881)
Comprehensive income (loss)	$383	$(3,154)

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$684	$(2,273)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities ––
Depreciation	3,216	3,385
Amortization of intangibles and other assets	561	428
Amortization of deferred compensation	37	(488)
Amortization of deferred financing costs	443	487
Amortization of Senior Notes Discount	46	46
Stock-based compensation	654	—
Provision for bad debts	1,866	1,099
Gain (loss) on sale of property and equipment	1	(10)
Deferred income taxes	599	(3,446)
Change in assets and liabilities:
Accounts receivable	(6,655)	7,049
Other restricted assets	1,077	158
Other assets	876	336
Accounts payable and accrued liabilities	(9,104)	(564)
Deferred revenues and other liabilities	19	119
Net cash (used in) provided by operating activities	(5,680)	6,326

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,980)	(5,383)
Purchases of investment securities	(84,125)	(335,495)
Sale of investment securities	83,400	345,610
Deposits in restricted debt payment account, net	409	823
Net cash (used in) provided by investing activities	(7,296)	5,555

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	—	(1)
Tax benefit of stock option exercises	73	—
Proceeds from exercise of stock options and warrants	901	1,358
Net cash provided by financing activities	974	1,357

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,002)	13,238
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,723	9,895
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,721	$23,133

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Other comprehensive loss	$(301)	$(881)
Common stock issued for board of directors fees	139	58
Decrease in fair value of interest rate swap	1,749	2,681

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Cornell Companies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Estimates were used in the preparation of these financial statements.  Actual results could differ from those estimates.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2.              Accounting Policies

See a description of our accounting policies in our 2005 Annual Report on Form 10-K.

Accounting For Stock-Based Compensation

Our stock incentive plans provide for the granting of incentive options and nonqualified options to officers, directors and key employees of the Company. Grants under these plans vest over periods up to seven years after the date of grant and expire no more than 10 years after grant.

Prior to January 1, 2006, we accounted for our stock option and stock-based compensation plans using the intrinsic-value method outlined by Accounting Principles Board (“APB”) Opinion No. 25. Accordingly, we computed compensation cost for each employee stock option granted as the amount by which the quoted market price of our shares on the date of grant exceeded the amount the employee must pay to acquire the shares. The amount of compensation cost, if any, would be charged to income over the vesting period, No compensation cost had been recognized for the options granted, as the grant price was equal to the market price.

Effective January 1, 2006, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share Based Payment” and elected to use the modified prospective transition method. Under this  method, compensation cost recognized for the quarter ended March 31, 2006, includes the applicable amounts of: (a) compensation cost of all stock-based awards granted prior to, but not yet vested, as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures), and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)). Results for prior periods have not been restated

Additionally, we have an employee stock purchase plan (“ESPP”) under which employees can make contributions to purchase our common stock. Participation in the plan is elected annually by employees. The plan year begins each January 1st (the “Grant Date”) and ends on December 31st (the “Exercise Date”). Purchases of common stock are made at the end of the year using the lower of the fair market value on either the Grant Date or Exercise Date, less a 15% discount. Prior to January 1, 2006, we were not required to recognize any compensation cost related to our employee-stock purchase Plan. Under SFAS No. 123R our employee-stock purchase plan is considered to be a compensatory ESPP and; therefore, we are required to recognize compensation cost over the requisite service period for grants made under the ESPP.

SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require reporting of excess tax benefits as a financing cash flow, rather than as a reduction of taxes paid. These excess tax benefits result from tax deductions in excess of the cumulative compensation expense recognized for options exercised. Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statement of cash flows.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 to address certain issues related to SFAS No. 123R. SAB 107 provides guidance on transition methods, valuation methods, income tax effects and other share-based payment topics, and we had also applied this guidance in our adoption of SFAS No. 123R.

On November 10, 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides for an alternative transition method for establishing the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R. We have elected to adopt this alternative transition method, otherwise known as the “simplified method,” in establishing our beginning APIC pool at January 1, 2006.

Effect of Adopting SFAS No. 123(R)

The following is the effect of adopting SFAS No. 123(R)  as of January 1, 2006 (in thousands, except per share amounts):

Three Months Ended March 31, 2006

Stock-based compensation expense – stock options	$575
Stock-based compensation expense – restricted stock	55
Employee-stock purchase plan	24
Related deferred income tax benefit	$271

Decrease in basic earnings per share	$0.03

Decrease in diluted earnings per share	$0.03

At March 31, 2006, 60,000 restricted shares of our common stock were outstanding subject to performance-based vesting criteria (30,000 of these are considered market-based restricted stock under SFAS No, 123 (R)). Additionally, 39,200 stock options were outstanding subject to performance-based vesting criteria (19,600 of these are considered market-based options under SFAS No, 123 (R)).

The 30,000 shares of restricted stock and the 19,600 stock options which are considered market-based restricted stock were valued using a Monte Carlo simulation probability model to estimated future stock returns. The grant date fair value of these shares  was $9.05 per share for a total value of $0.5 million. We recognized $0.04 million of expense associated with these options during the first quarter of 2006.

The amounts above relate to the impact of recognizing compensation expense related to  stock options, restricted stock and our employee-stock purchase plan. Compensation expense related to stock options (19,600 shares) and restricted stock grants (30,000 shares) that vest based upon performance conditions are not included above. No compensation expense has been recorded for our performance-based awards because it has not been deemed probable that the related performance targets will be met. We are required to periodically re-assess the probability and record expense at the point in time, if ever, it becomes probable these options will vest.

We recognize expense for our stock-based compensation over the vesting period, which represents the period in which an employee is required to provide service in exchange for the award. We recognize compensation expense for stock-based awards immediately if the award has immediate vesting.

Prior Period Pro Forma Presentation

Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS No, 123 (R). The following pro forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123” is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per ordinary share for the period presented as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to January 1, 2006 (in thousands, except per-share amounts):

Three Months Ended March 31, 2005

Net loss, as reported	$(2,273)
Add: total stock-based compensation recorded, net of tax	34
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	371
Pro forma net loss	$(2,678)

Loss per share:
Basic, as reported	$(.17)
Basic, pro forma	$(.20)
Diluted, as reported	$(.17)
Diluted, pro forma	$(.20)

Assumptions

The fair values for the significant stock-based awards granted during the three months ended March 31, 2006 and 2005 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2006	2005

Risk-free rate of return	4.31%	4.42%
Expected life of award	5 years	7 years
Expected dividend yield of stock	0%	0%
Expected volatility of stock	45.48%	53.59%
Weighted-average fair value	$6.24	$8.09

The expected volatility of stock assumption was derived by referring to changes in the Company’s historical common stock prices over a timeframe similar to that of the expected life of the award. We currently have no reason to believe that future stock volatility will significantly differ from historical stock volatility. Estimated forfeiture rates are derived from historical forfeiture patterns. We believe the historical experience method is the best estimate of forfeitures currently available.

In accordance with SAB 107, we used the "simplified" method for "plain vanilla" options to estimate the expected term of options granted during the first quarter of 2006.

Stock-based award activity during the three months ended March 31, 2006 was as follows (aggregate intrinsic value in millions):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	697,706	$12.21	7.2	$8.5
Granted	45,000	13.71	10.0	0.6
Exercised	(61,101)	10.28		0.2
Canceled	(30,770)	13.23		0.8

Outstanding at March 31, 2006	650,835	$12.45	7.46	$8.1

Exercisable at March 31, 2006	364,035	$11.81	6.41	$4.3

The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $.2 million and $.5 million, respectively. Net cash proceeds from the exercise of stock options were approximately $0.6 million and $1.4 million for the three months ended March 31, 2006 and 2005, respectively.

As of March 31, 2006, approximately $1.8 million of estimated expense with respect to nonvested stock-based awards has yet to be recognized and will be amortized into expense over the employee’s remaining requisite service period.

The following table summarizes information with respect to stock options outstanding and exercisable at March 31, 2006.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.75 to $6.50	33,000	4.7	$4.08	33,000	$4.08
6.51 to 10.00	57,085	6.0	8.55	55,139	8.56
10.01 to 13.50	260,150	7.5	12.27	115,046	11.73
13.51 to 16.00	300,600	8.0	14.26	160,850	14.57
	650,835	7.5	12.45	364,035	11.81

Stock-based award activity for nonvested awards during the three months ended March 31, 2006 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	343,309	$7.80
Granted	45,000	6.24
Vested	(77,089)	7.54
Canceled	(24,420)	8.13

Nonvested at March 31, 2006	286,800	$7.82

Reclassifications

Certain reclassifications have been made to the prior year financial statements contained herein to conform to current year presentation.

3.              Discontinued Operations and Management Restructuring

We classify as discontinued operations those components of our business that we hold for sale or that have been disposed and have cash flows that are clearly distinguishable operationally and for financial reporting purposes from the rest of our operations. For those components, we have no significant continuing involvement after completion of disposal and their operations are eliminated from our ongoing operations. During the year ended December 31, 2005, we classified certain components as discontinued operations. This was the result of a management decision to close certain facilities in the first and second quarter of 2005. Notifications were made to the required contracting entities regarding the termination of the related programs. At March 31, 2006, we did not have any significant net property and equipment balances pertaining to these operations.  There were no revenues generated by these discontinued operations in the three months ended March 31, 2006. These discontinued operations generated revenues of approximately $1.9 million in the three months ended March 31, 2005.

During the first quarter of 2005, a review was performed of our management structure and as a result, approximately 14 positions were eliminated.  In conjunction with this, a charge was recorded of approximately $2.1 million in the quarter ended March 31, 2005.  The charge was recorded in operating expenses (approximately $1.0 million) and general and administrative expenses (approximately $1.1 million).  The reduction in the accrued liability pertaining to this charge (approximately $0.7 million outstanding balance at March 31, 2006) is due to cash payments.

4.              Intangible Assets

Intangible assets at March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

	March 31, 2006	December 31, 2005

Non-compete agreements	$9,990	$9,960
Acquired contract value	6,442	6,442
Accumulated amortization	(7,873)	(7,313)
Identified intangibles, net	8,559	9,089
Goodwill, net	12,577	12,577
Total intangibles, net	$21,136	$21,666

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2006.

Amortization expense for our non-compete agreements was approximately $0.3 million for the three months ended March 31, 2006 and 2005.  Amortization expense for our non-compete agreements is expected to be approximately $1.1 million for each of the next four years ended December 31 and approximately $0.7 million for the fifth year.

Amortization expense for our acquired contract value was approximately $0.3 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively.  Amortization expense for our acquired contract value is expected to be approximately $1.1 million for each of the next four years ended December 31 and approximately $0.6 million for the fifth year.

5.               Credit Facilities

Our long-term debt consisted of the following (in thousands):

	March 31, 2006	December 31, 2005

Debt of Cornell Companies, Inc.:
Senior Notes, unsecured, due July 2012 with an interest rate of 10.75%, net of discount	$110,841	$110,803
Fair-value adjustment of Senior Notes as a result of interest rate swap	(1,894)	(145)
Revolving Line of Credit (“Credit Facility”) due June 2008 with an interest rate of LIBOR plus 2.25% to 3.5% or prime plus 0.75% to 2.00%	—	—
Capital lease obligations	2	2
Subtotal	108,949	110,660

Debt of Special Purpose Entity:
8.47% Bonds due 2016	165,700	165,700

Total consolidated debt	274,649	276,360

Less: current maturities	(9,701)	(9,701)

Consolidated long-term debt	$264,948	$266,659

Long-Term Credit Facilities.  Our Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit, and is reduced by outstanding letters of credit.  The available commitment under our Credit Facility was approximately $48.9 million at March 31, 2006.  We had no outstanding borrowings on our Credit Facility at March 31, 2006, but we had outstanding letters of credit of approximately $11.1 million.  Subject to certain requirements, we have the right to increase the aggregate commitments under our Credit Facility up to an aggregate amount of $100.0 million.  Our Credit Facility matures in June 2008 and bears interest, at our election, depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.75% to 2.00%, or a rate which ranges from 2.25% to 3.50% above the applicable LIBOR rate. Our Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. Our Credit Facility is not secured by the assets of Municipal Corrections Finance, LP (“MCF”).  Our Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants.

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

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate.  The terms of the interest rate swap contract and the underlying debt instrument are identical.  We have designated the swap agreement as a fair value hedge.  The swap has a notional amount of $84.0 million and matures in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, we pay on a semi-annual basis (each January 1 and July 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receive a fixed-rate interest of 10.75%.  For the three months ended March 31, 2006 and 2005, we recorded interest savings related to this interest rate swap of approximately $0.1 million and $0.5 million, respectively, which is reflected as a reduction to interest expense in the accompanying financial statements.  The swap agreements are marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes.  At March 31, 2006 and December 31, 2005, the fair value of this derivative instrument was approximately ($1.9) million and ($0.1) million, respectively, and is included in other liabilities.  The carrying value of the Senior Notes as of these dates was reduced by the same amount. Because the swap agreement is an effective fair-value hedge, there is no effect on our results of operations from the mark-to-market adjustment as long as the swap is in effect.

6.              Projects Under Development, Construction or Renovation

Moshannon Valley Correctional Center

As of March 31, 2006, we had incurred approximately $70.4 million for the design, construction and development costs and capitalized interest related to the Moshannon Valley Correctional Center facility.  In April 2006, we received a Notice to Proceed from the Federal Bureau of Prisons (“BOP”).  The facility began operations in April 2006.

7.              Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution from common stock equivalents such as stock options and warrants.  For the three months ended March 31, 2006 and 2005, there were 114,600 shares ($15.13 average price) and 297,071 shares ($14.51 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005

Net earnings (loss)	$684	$(2,273)

Weighted average common share outstanding	13,851	13,428
Weighted average common share equivalents outstanding	102	—
Weighted average common shares and common share equivalents outstanding	13,953	13,428

Basic earnings (loss) per share	$.05	$(.17)
Diluted earnings (loss) per common share	$.05	$(.17)

8.                 Commitments and Contingencies

Legal Proceedings

Lincoln County Detention Center

In August 2005, a lawsuit was filed by a detainee at the Lincoln County Detention Center (“LCDC”) in the U.S. District Court of New Mexico (Santa Fe) seeking unspecified damages. The lawsuit relates to the former LCDC policy that required strip and visual body cavity searches for all detainees and inmates and alleges that such policy violates a detainee’s Fourth and Fourteenth Amendment right. The lawsuit was filed as a putative class action lawsuit brought on behalf of all inmates who were searched at the LCDC from May 2002 to July 2005. This lawsuit is in its early stages and no material discovery has been conducted. In the year ended December 31, 2005, we recorded a charge of $0.2 million related to this lawsuit. As of March 31, 2006, we have estimated our range of additional exposure to be approximately $0.3 million. We have adequate insurance coverage in the event our actual exposure exceeds our estimated exposure. In addition, in connection with our acquisition of the LCDC facility, certain amounts were placed in escrow to offset any undisclosed liability relating to such acquisition. We have given notice to the prior owner of LCDC that we will seek to recover from the escrow any losses we may incur as a result of this litigation. The ultimate outcome of the lawsuit cannot be determined at this time and we intend to aggressively defend this lawsuit.

Alexander Youth Service Center

In April 2006, we were sued in an action styled as Juana Michelle Brown, Administratrix of the Estate of Lakeisha Shantrail Brown, Deceased, v. Cornell Interventions, Inc. et al., No. 4-06 CV00000434, in the United States District Court for the Eastern District of Arkansas.  The lawsuit alleges that we violated the rights of Lakeisha Shantrail Brown, the deceased daughter of Juana Michelle Brown, under the Eighth Amendment of the Constitution of the United States and the laws of the State of Arkansas by denying Ms. Brown medical treatment that caused her death and seeks unspecified actual and punitive damages.  This lawsuit is in its very early stages and no discovery has been conducted.  We are therefore unable to estimate our financial exposure relating to this lawsuit.  We have adequate insurance coverage.  We intend to vigorously defend this lawsuit; however, the ultimate outcome of this lawsuit cannot be determined at this time.

Southern Peaks Regional Treatment Center

In January 2004, we initiated legal proceedings in the lawsuit styled Cornell Corrections of California, Inc. v. Longboat Global Advisors, LLC, et al., No.2004 CV79761 in the Superior Court of Fulton County, Georgia under theories of fraud, conversion, breach of contract and other theories to determine the location of and to recover funds previously deposited by us into what we believed to be an escrow account in connection with the development and construction of the Southern Peaks Regional Treatment Center. Of the funds previously deposited, approximately $5.3 million remains to be recovered at March 31, 2006. In December 2004, the case was tried before a jury and the jury verdict awarded approximately $6.5 million in compensatory damages and approximately $1.4 million in punitive damages, plus attorneys’ fees. We expect that the actual damages awarded under the verdict will be adjusted downward to the $5.4 million actually lost by us and that the punitive damages award may be adjusted downward because of a Georgia statute regarding caps on punitive damages awards. No judgment has yet been entered on this verdict. The award for compensatory damages accrues pre-judgment interest at a rate of seven percent from the date of loss through the date of judgment. Following the jury verdicts, we collected approximately $0.4 million in January 2005 in funds that had been previously frozen under a temporary restraining order issued at the time that we commenced this litigation. Currently, certain of the defendants have filed motions for a new trial. No judgment will be entered on the verdict until after these motions for a new trial have been heard and ruled on by the court. Due to the continued uncertainty surrounding the ultimate recovery of the funds previously deposited, we will continue to maintain our existing reserve of approximately $5.0 million in an allowance for doubtful accounts.

Shareholder Lawsuits

In March and April 2002, Cornell, Steven W. Logan (our former President and Chief Executive Officer), and John L. Hendrix (our former Chief Financial Officer), were named as defendants in four federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division. The aforementioned lawsuits were putative class action lawsuits brought on behalf of all purchasers of our common stock between March 6, 2001 and March 5, 2002 and relate to our restatement in 2002 of certain financial statements. The lawsuits involved disclosures made concerning two prior transactions executed by us: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction. These four lawsuits were consolidated into the Graydon Williams action and Flyline Partners, LP was appointed lead plaintiff. As a result, a consolidated complaint was filed by Flyline Partners, LP. Richard Picard and Anthony Scolaro were also named as plaintiffs. Since then, the court allowed plaintiffs to file an amended consolidated complaint. The amended consolidated complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933 (the “Securities Act”) and/or Section 15 of the Securities Act. The amended consolidated complaint seeks, among other things, restitution damages, compensatory damages, rescission or a rescissory measure of damages, costs, expenses, attorneys’ fees and expert fees. In February 2006, the court approved the settlement of this matter. Under the settlement agreement, Cornell has not admitted any wrongdoing. Settlement in the amount of $7.0 million has been funded through our directors’ and officers’ liability insurance. During the fourth quarter of 2005, we recorded the settlement charge of $7.0 million and the related reimbursement of $7.0 million from our director’s and officer’s liability insurance. The charge and reimbursement was recognized in general and administrative expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2005. The liability was carried in accounts payable and accrued liabilities and the reimbursement was included in other receivables at December 31, 2005. The reimbursement was funded by the insurance carrier in 2005 into a trust account and funds were disbursed from the trust account to plaintiffs’ counsel’s escrow account upon court approval of the settlement in February 2006.

In March 2002, Cornell, its directors, and its former independent auditor Arthur Andersen LLP, were sued in a derivative action styled as William Williams, Derivatively and on Behalf of Nominal Defendant Cornell Companies, Inc. v. Anthony R. Chase, et al., No. 2002-15614, in the 127th Judicial District Court of Harris County, Texas. The lawsuit related to our restatement in 2002 of certain financial statements. The lawsuit alleged breaches of fiduciary duty by all of the individual defendants and asserted breach of contract and professional negligence claims only against Arthur Andersen LLP. This lawsuit has been dismissed without prejudice by agreement. In January 2004, we received a letter from William Williams, the plaintiff in the William Williams action discussed above, demanding that we pursue breach of fiduciary duty claims against various officers and directors based on the August 2001 sale leaseback transaction and the subsequent restatement. We have issued a preliminary response to the letter indicating that the Board will consider the request and inform Mr. Williams of its decision. In May and September 2002, the Company and our then directors were sued in three other derivative lawsuits styled as follows: (1) Juan Guitierrez, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1812, in the United Stated District Court for the Southern District of Texas, Houston Division; (2) Thomas Pagano, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1896, in the United Stated District Court for the Southern District of Texas, Houston Division; and (3) Jesse Menning, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. 2002-28924, in the 164th Judicial District Court of Harris County, Texas. These lawsuits relate to our restatement in 2002 of certain financial statements. These lawsuits all allege breaches of fiduciary duty and waste of corporate assets by all of the defendants and seeks unspecified damages. A motion to dismiss the Guitierrez and Pagano lawsuits was filed. The court dismissed the Pagano action as duplicative of the Guitierrez action. The court granted the motion to dismiss the Guitierrez action and the plaintiffs have appealed that ruling. The Menning action has been dismissed, but with an agreement that the plaintiff’s claims as to Cornell are tolled until 30 days following the final resolution of the Guitierrez case, including any appeals. The plaintiffs in these cases have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty. However, our management believes that we have good defenses and intends to vigorously defend against the claims asserted in these actions. We have not recorded any loss accruals related to these claims.

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

  During the period of August 2000 through May 2003, our general liability and professional liability coverage was provided by Specialty Surplus Insurance Company, a Kemper Insurance Company (“Kemper”) group member. In June 2004, the Illinois Department of Insurance gave Kemper permission to proceed with a run-off plan it had previously submitted. The three-year plan is designed to help Kemper meet its goal of resolving, to the maximum extent possible, all valid policyholder claims. In view of the risks and uncertainties involved in implementing the plan, including the need to achieve significant policy buybacks, commutation of reinsurance agreements, and further agreements with regulators, no assurance can be given that the plan will be successfully implemented by Kemper. In the year ended December 31, 2004, we accrued a provision of $0.6 million, and estimated our range of additional exposure to be approximately $0.5 million with respect to outstanding claims incurred during this policy period with Kemper which would become our obligation to resolve if not settled through Kemper. During the year ended December 31, 2005, Kemper continued to implement its run-off plan. As a result, several of our significant claims were settled by Kemper in the second quarter of 2005. In conjunction with these settlements, we recorded a charge against our existing accrual in the amount of $0.3 million. We believe that the uncertainty surrounding the ability of Kemper to settle our remaining outstanding claims still exists. Based on our analysis of the claims activity during the third quarter of 2005, we felt it necessary to accrue an additional provision in the amount of approximately $0.2 million during the third quarter of 2005. At March 31, 2006, we believe our estimated range of exposure, above our existing $0.5 million accrual, to be approximately $0.1 million related to the outstanding claims which could become our obligation to resolve if not settled through Kemper.

While the outcome of such matters cannot be predicated with certainty, based on the information known to date, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial condition, operating results or cash flows.

9.              Derivative Financial Instruments and Guarantees

Debt Service Reserve Fund and Debt Service Fund

In August 2001, MCF completed a bond offering to finance the 2001 Sale and Leaseback Transaction.  In connection with this bond offering, two reserve fund accounts were established by MCF pursuant to the terms of the indenture: (1) MCF’s Debt Service Reserve Fund, aggregating $23.8 million at March 31, 2006, was established to make payments on MCF’s outstanding bonds in the event we (as lessee) should fail to make the scheduled rental payments to MCF and (2) MCF’s Debt Service Fund, aggregating $19.2 million and $19.6 million at March 31, 2006 and December 31, 2005, respectively, used to accumulate the monthly lease payments that MCF receives from us until such funds are used to pay MCF’s semi-annual bond interest and annual bond principal payments.  Both reserve fund accounts are subject to the agreements with the MCF Equity Investors whereby guaranteed rates of return of 3.0% and 5.08%, respectively, are provided for in the balance of the Debt Service Reserve Fund and the Debt Service Fund.  The guaranteed rates of return are characterized as cash flow hedge derivative instruments.  At inception, the derivatives had an aggregate fair value of $4.0 million, which has been recorded as a decrease to the equity investment in MCF made by the MCF Equity Investors (MCF minority interest) and as a deferred liability in our Consolidated Balance Sheets. Changes in the fair value of the derivative instruments are recorded as an adjustment to other long-term liabilities and reported as other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Income (Loss).  At March 31, 2006 and December 31, 2005, the fair value of these derivative instruments was approximately

$3.5 million and $3.0 million, respectively.  As a result, our Consolidated Statements of Operations and Comprehensive Income (Loss) include other comprehensive loss of approximately $0.3 million and $0.9 million for the three months ended March 31, 2006 and 2005, respectively.  The $0.9 million net unrealized loss reported in comprehensive income (loss) for the three months ended March 31, 2005 includes an adjustment of $0.6 million for the cumulative tax effect of changes in fair value during the years ended December 31, 2002 and 2003.

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

10.       Segment Disclosure

Our three operating divisions are our reportable segments.  The adult secure institutional services segment consists of the operations of secure adult incarceration facilities.  The juvenile segment consists of providing residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of ten and 17 who have either been adjudicated or suffer from behavioral problems.  The adult community-based corrections and treatment services segment consists of providing pre-release and halfway house programs for adult offenders who are either on probation or serving the last three to six-months of their sentences on parole and preparing for re-entry into society at large as well as community-based treatment and education programs as an alternative to incarceration.  All of our customers and long-lived assets are located in the United States of America.  The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in our 2005 Annual Report on Form 10-K.  Intangible assets are not included in each segment’s reportable assets, and the amortization of intangible assets is not included in the determination of a segment’s operating income.  We evaluate performance based on income or loss from operations before general and administrative expenses, incentive bonuses, amortization of intangibles, interest and income taxes.  Corporate and other assets are comprised primarily of cash, investment securities available for sale, accounts receivable, debt service fund, deposits, property and equipment, deferred taxes, deferred costs and other assets.  Corporate and other expense from operations primarily consists of depreciation and amortization on the corporate office facilities and equipment, and is presented separately as such charges cannot be readily identified for allocation to a particular segment.

The only significant non-cash items reported in the respective segments’ income from operations is depreciation and amortization (excluding intangibles) and impairment of long-lived assets (in thousands).

	Three Months Ended March 31,
	2006	2005

Revenues:
Adult secure institutional	$38,321	$30,857
Juvenile	29,292	30,137
Adult community-based	16,234	12,646
Total revenues	$83,847	$73,640

Pre-opening and start-up expenses:
Adult secure institutional	$2,657	$2,890
Juvenile	—	1,804
Adult community-based	—	—
Total pre-opening and start-up expenses	$2,657	$4,694

Income from operations:
Adult secure institutional	$7,596	$6,077
Juvenile	2,693	3,190
Adult community-based	2,903	2,255
Sub-total	13,192	11,522
General and administrative expenses	(5,112)	(6,338)
Amortization of intangibles	(560)	(428)
Corporate and other	(311)	(408)
Total income from operations	$7,209	$4,348

Loss on discontinued operations, net of tax:
Adult secure institutional	$—	$—
Juvenile	(524)	(1,448)
Adult community-based	(2)	15
Total loss on discontinued operations, net of tax	$(526)	$(1,433)

	March 31, 2006	December 31, 2005
Assets:
Adult secure institutional	$226,594	$213,107
Juvenile	102,552	106,457
Adult community-based	66,405	67,298
Intangible assets, net	21,136	21,666
Corporate and other	81,680	102,100
Total assets	$498,367	$510,628

11.   Guarantor Disclosures

We completed an offering of $112.0 million of Senior Notes in June 2004.  The Senior Notes are jointly and severally, unconditionally guaranteed by each of our subsidiaries (Guarantor Subsidiaries).  MCF does not guarantee the Senior Notes (“Non-Guarantor Subsidiary”). These guarantees are joint and several obligations of the Guarantor Subsidiaries.  The following condensed consolidating financial information presents the financial condition, results of operations and cash flows for the parent company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary, together with the consolidating adjustments necessary to present our results on a consolidated basis.

Condensed Consolidating Balance Sheet as of March 31, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$831	$861	$29	$—	$1,721
Investment securities	7,975	—	—	—	7,975
Accounts receivable	583	63,856	202	—	64,641
Other restricted assets	—	1,558	19,177	—	20,735
Prepaids and other	11,815	2,363	—	—	14,178
Total current assets	21,204	68,638	19,408	—	109,250
Property and equipment, net	95	179,620	153,586	(5,685)	327,616
Other assets
Debt service reserve fund	—	—	23,800	—	23,800
Deferred costs and other	43,419	24,623	8,624	(38,965)	37,701
Investment in subsidiaries	14,638	2,088	—	(16,726)	—
Total assets	$79,356	$274,969	$205,418	$(61,376)	$498,367

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$34,510	$8,935	$2,401	$(2,503)	$43,343
Current portion of long-term debt	—	1	9,700	—	9,701
Total current liabilities	34,510	8,936	12,101	(2,503)	53,044
Long-term debt, net of current portion	108,956	(8)	156,000	—	264,948
Deferred tax liabilities	8,749	(1,763)	—	185	7,171
Other long-term liabilities	7,171	108	37,216	(38,915)	5,580
Intercompany	(247,654)	247,654	—	—	—
Total liabilities	(88,268)	254,927	205,317	(41,233)	330,743
Stockholders’ equity	167,624	20,042	101	(20,143)	167,624
Total liabilities and stockholders’ equity	$79,356	$274,969	$205,418	$(61,376)	$498,367

Condensed Consolidating Balance Sheet as of December 31, 2005 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$12,579	$1,114	$30	$—	$13,723
Investment securities	7,250	—	—	—	7,250
Accounts receivable	7,718	60,337	372	—	68,427
Restricted assets	—	2,633	19,586	—	22,219
Prepaids and other	11,828	2,337	—	—	14,165
Total current assets	39,375	66,421	19,988	—	125,784
Property and equipment, net	148	174,886	154,641	(5,814)	323,861
Other assets
Debt service reserve fund	—	—	23,802	—	23,802
Deferred costs and other	41,926	23,861	8,772	(37,378)	37,181
Investment in subsidiaries	14,602	3,806	—	(18,408)	—
Total assets	$96,051	$268,974	$207,203	$(61,600)	$510,628

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$43,561	$11,920	$5,879	$(2,563)	$58,797
Current portion of long-term debt	—	1	9,700	—	9,701
Total current liabilities	43,561	11,921	15,579	(2,563)	68,498
Long-term debt, net of current portion	110,659	—	156,000	—	266,659
Deferred tax liabilities	8,076	(1,763)	—	395	6,708
Other long-term liabilities	5,490	108	35,640	(37,936)	3,302
Intercompany	(237,196)	237,196	—	—	—
Total liabilities	(69,410)	247,462	207,219	(40,104)	345,167
Stockholders’ equity	165,461	21,512	(16)	(21,496)	165,461
Total liabilities and stockholders’ equity	$96,051	$268,974	$207,203	$(61,600)	$510,628

Condensed Consolidating Statement of Operations for the three months ended March 31, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$4,502	$94,189	$4,502	$(19,346)	$83,847
Operating expenses	5,182	79,196	26	(19,261)	65,143
Pre-opening and start-up expenses	—	2,657	—	—	2,657
Depreciation and amortization	—	2,799	1,056	(129)	3,726
General and administrative expenses	5,093	—	19	—	5,112
Income (loss) from operations	(5,773)	9,537	3,401	44	7,209
Overhead allocations	(8,386)	8,386	—	—	—
Interest, net	478	1,270	3,284	11	5,043
Equity loss in subsidiaries	(557)	—	—	557	—
Income before provision for income taxes and discontinued operations	1,578	(119)	117	590	2,166
Provision for income taxes	894	—	—	62	956
Income before discontinued operations	684	(119)	117	528	1,210
Discontinued operations, net of income tax benefit of $283	—	(526)	—	—	(526)
Net income (loss)	$684	$(645)	$117	$528	$684

Condensed Consolidating Statement of Operations for the three months ended March 31, 2005 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$4,527	$83,457	$4,502	$(18,846)	$73,640
Operating expenses	4,265	68,769	10	(18,513)	54,531
Pre-opening and start-up expenses	—	4,694	—	—	4,694
Depreciation and amortization	21	2,749	1,056	(97)	3,729
General and administrative expenses	6,319	—	19	—	6,338
Income (loss) from operations	(6,078)	7,245	3,417	(236)	4,348
Overhead allocations	(8,925)	8,925	—	—	—
Interest, net	921	1,273	3,540	10	5,744
Equity loss in subsidiaries	(4,706)	—	—	4,706	—
Loss before benefit for income taxes and discontinued operations	(2,780)	(2,953)	(123)	4,460	(1,396)
Benefit for income taxes	(507)	—	—	(49)	(556)
Loss before discontinued operations	(2,273)	(2,953)	(123)	4,509	(840)
Discontinued operations, net of income tax benefit of $776	—	(1,433)	—	—	(1,433)
Net loss	$(2,273)	$(4,386)	$(123)	$4,509	$(2,273)

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(11,997)	$6,727	$(410)	$(5,680)

Cash flows from investing activities:
Capital expenditures	—	(6,980)	—	(6,980)
Deposits in restricted debt payment account, net	—	—	409	409
Purchases of investment securities	(84,125)	—	—	(84,125)
Sale of investment securities	83,400	—	—	83,400
Net cash (used in) provided by investing activities	(725)	(6,980)	409	(7,296)

Cash flows from financing activities:
Tax benefit of stock option exercises	73	—	—	73
Proceeds from exercise of stock options and warrants	901	—	—	901
Net cash (used in) provided by financing activities	974	—	—	974

Net decrease in cash and cash equivalents	(11,748)	(253)	(1)	(12,002)
Cash and cash equivalents at beginning of period	12,579	1,114	30	13,723
Cash and cash equivalents at end of period	$831	$861	$29	$1,721

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2005 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$1,703	$5,430	$(807)	$6,326

Cash flows from investing activities:
Capital expenditures	—	(5,383)	—	(5,383)
Purchase of investment securities	(335,495)	—	—	(335,495)
Sales of investment securities	345,610	—	—	345,610
Deposits in restricted debt payment account, net	—	—	823	823
Net cash (used in) provided by investing activities	10,115	(5,383)	823	5,555

Cash flows from financing activities:
Payments on capital lease obligations	—	(1)	—	(1)
Proceeds from exercise of stock options	1,358	—	—	1,358
Net cash (used in) provided by financing activities	1,358	(1)	—	1,357

Net increase in cash and cash equivalents	13,176	46	16	13,238
Cash and cash equivalents at beginning of period	9,559	296	40	9,895
Cash and cash equivalents at end of period	$22,735	$342	$56	$23,133

ITEM 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a leading provider of correctional, detention, educational, rehabilitation and treatment services outsourced by federal, state and local government agencies. We provide a diversified portfolio of services for adults and juveniles through our three operating divisions: (1) adult secure institution and detention services; (2) juvenile justice, educational and treatment services and (3) adult community-based corrections and treatment services. At March 31, 2006, we operated 79 facilities with a total service capacity of 17,800 and had one facility under construction with an aggregate service capacity of 1,300 upon completion. We also had three facilities that were substantially vacant with an aggregate service capacity of 406. Our facilities are located in 18 states and the District of Columbia.

The following table (which excludes data related to discontinued operating facilities) sets forth for the periods indicated total residential service capacity and contracted beds in operation at the end of the periods shown, average contract occupancy percentages and total non-residential service capacity.

	March 31, 2006	March 31, 2005

Residential
Service capacity (1) (2)	13,008	13,336
Contracted beds in operation (end of period) (1) (3)	12,124	11,353
Average contract occupancy based on contracted beds in operation (1) (4) (5)	99.1%	93.6%
Average contract occupancy excluding start-up operations (1) (4) (5)	99.1%	100.7%
Non-Residential
Service capacity (1) (6)	4,792	3,852

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

(6)          Service capacity for non-residential programs is based on either contractual terms or an estimate of the number of clients to be served. We update these estimates at least annually based on the program’s budget and other factors.

We derive substantially all of our revenues from providing adult corrections and treatment and juvenile justice, educational and treatment services outsourced by federal, state and local government agencies in the United States. Revenues for our services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis or on a cost-plus reimbursement basis. For the three months ended March 31, 2006, our revenue base consisted of 77.4% for services provided under per diem contracts, 9.6% for services provided under take-or-pay and management contracts, 8.9% for services provided under cost-plus reimbursement contracts, 2.8% for services provided under fee-for-service contracts and 1.2% from other miscellaneous sources. While these percentages are generally consistent with comparable statistics for the three months ended March 31, 2005, there has been an increase in the percentage of revenues for services provided under per diem contracts and a decrease in the percentage of revenues for services under fee-for-service contracts between the comparable periods. The increase in the percentage of revenues provided under per diem contracts is primarily due to the acquisition of Correctional Systems, Inc. (“CSI”) in April 2005, as well as the increased operations of the Regional Correctional Center. Revenues can fluctuate from period to period due to changes in government funding policies, changes in the number of clients referred to our facilities by governmental agencies, the opening of new facilities or the expansion of existing facilities and the termination of contracts for a facility or the closure of a facility.

Revenues for our adult secure institutional services division are primarily generated from per diem, take-or-pay and management contracts. For the three months ended March 31, 2006 and 2005, we realized average per diem rates on our adult secure institutional facilities of approximately $53.67 and $48.47, respectively. The increase in the average per diem rate is due to operations at the Regional Correctional Center, commencement of operations in January 2006 at the Mesa Verde Community Correctional Facility and the acquisition of CSI in April 2005. Decreases in, or the lack of anticipated increases in, per diem rates could adversely impact our operating margin.

Revenues for our juvenile justice, educational and treatment services division are primarily generated from per diem, fee-for-service and cost-plus reimbursement contracts. For the three months ended March 31, 2006 and 2005, we realized average per diem rates on our residential juvenile justice, educational and treatment facilities of approximately $172.85 and $167.49, respectively. For the three months ended March 31, 2006 and 2005, we realized average fee-for-service rates for our non-residential community-based juvenile facilities and programs, including rates that are limited by Medicaid and other private insurance providers, of approximately $34.93 and $30.78, respectively.  The increase in the average fee-for-service rate for 2006 is due to changes in the mix of the services provided by our various juvenile justice, educational and treatment programs and facilities, as well as the addition of several new alternative education programs in 2005. The majority of our juvenile services contracts renew annually.

Revenues for our adult community-based corrections and treatment services division are primarily generated from per diem contracts and fee-for-service contracts. For the three months ended March 31, 2006 and 2005, we realized average per diem rates on our residential adult corrections and treatment facilities of approximately $63.92 and $62.39, respectively. For the three months ended March 31, 2006 and 2005, we realized average fee-for-service rates on our non-residential adult community-based corrections and treatment facilities and programs of approximately $9.11 and $6.83, respectively. Our average fee-for-service rates fluctuate from year to year principally due to changes in the mix of services provided by our various adult community-based programs and facilities.

Factors considered in determining billing rates to charge include: (1) the programs specified by the contract and the related staffing levels, (2) wage levels customary in the respective geographic areas, (3) whether the proposed facility is to be leased or purchased and (4) the anticipated average occupancy levels that could reasonably be maintained.

We have historically experienced higher operating margins in our adult secure institutional services and adult community-based corrections and treatment services as compared to the juvenile justice, educational and treatment services division. Additionally, our operating margins within a division can vary from facility to facility based on whether a facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract, and our ability to increase a facility’s contract revenue. A decline in occupancy of certain juvenile justice, educational and treatment facilities can have a more significant impact on operating results than the adult secure institutional services division due to higher per diem rates at certain juvenile facilities. We have experienced and expect to continue to experience interim period operating margin fluctuations due to the number of calendar days in the period, higher payroll taxes in the first half of the year and salary and wage increases and insurance cost increases that are incurred prior to certain contract rate increases. Moreover, many of the governmental agencies with whom we contract have been and may continue to experience budget pressures and may approach us to limit or reduce per diem rates. Decreases in, or the lack of anticipated increases in, per diem rates could adversely impact our operating margin. Additionally, a decrease in per diem rates without a corresponding decrease in operating expenses could also adversely affect our operating margin.

We are responsible for all facility operating costs, except for certain debt service and interest or lease payments for facilities where we have a management contract only. At these facilities, the facility owner is responsible for all debt service and interest or lease payments related to the facility. We are responsible for all other operating expenses at these facilities. We operated 20 facilities under management contracts at March 31, 2006 and 11 facilities at March 31, 2005. The increase in facilities operated under management contracts in 2005 was principally due to those contracts obtained as a result of the acquisition of CSI in April 2005.

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

Recent Developments

Moshannon Valley Correctional Center

In April 2006, we received a Notice to Proceed from the Federal Bureau of Prisons (“BOP”) at the Moshannon Valley Correctional Center in Pennsylvania. The facility began operations in April 2006.

Accounting For Stock-Based Compensation

On January 1, 2006, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share Based Payment” and elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated. Our stock incentive plans provide for the granting of incentive options and nonqualified options to officers, directors and key employees of the Company. Outstanding options vest over periods up to seven years after the date of grant and expire no more than 10 years after grant. Prior to the adoption of SFAS No. 123R, we used the intrinsic-value based method to account for stock options and recorded no charges against earnings with respect to options granted. We have elected to use the “short-cut method” to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123R. The election to use the “short-cut method” had no effect on our consolidated financial statements.

The adoption of SFAS No. 123R reduced income from continuing operations before income taxes for the three months ended March 31, 2006 by approximately $0.7 million and reduced net income for the three months ended March 31, 2006 by approximately $0.4 million ($.03 per basic and diluted share). The adoption of SFAS No. 123R had an immaterial effect on our Consolidated Statement of Cash Flows for the three months ended March 31, 2006. Refer to Part I, Item 1, Footnote 2 to the consolidated financial statements for further information concerning the adoption of SFAS No. 123R.

Employee-Stock Purchase Plan

We have an employee stock purchase plan under which employees can make contributions to purchase our common stock. Participation in the plan is elected annually by employees. The plan year begins each January 1st (the “Grant Date”) and ends on December 31st (the “Exercise Date”). Purchases of common stock are made at the end of the year using the lower of the fair market value on either the Grant Date or Exercise Date, less a 15% discount. Under SFAS No. 123R, compensatory employee stock purchase plans (“ESPP”) are required to recognize compensation cost over the requisite service period for grants made under the ESPP. We recognized approximately $0.02 million of expense related to this plan in the three months ended March 31, 2006.

Results of Operations

The following table sets forth for the periods indicated the percentages of revenues represented by certain items in our consolidated statements of operations.

	Three Months Ended March 31,
	2006	2005

Revenues	100.0%	100.0%
Operating expenses	77.7	74.0
Pre-opening and start-up expenses	3.2	6.4
Depreciation and amortization	4.4	5.1
General and administrative expenses	6.1	8.6
Income from operations	8.6	5.9
Interest expense, net	6.0	7.8
Income (loss) from continuing operations before provision (benefit) for income taxes	2.6	(1.9)
Provision (benefit) for income taxes	1.2	(0.8)
Income (loss) from continuing operations	1.4	(1.1)
Discontinued operations, net of tax	(0.6)	(2.0)
Net income (loss)	0.8%	(3.1)%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

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

Revenues. Revenues increased approximately $10.2 million, or 13.9%, to $83.8 million for the three months ended March 31, 2006 from approximately $73.6 million for the three months ended March 31, 2005.

Adult Secure. Adult secure institutional services division revenues increased approximately $7.4 million, or 23.9%, to $38.3 million for the three months ended March 31, 2006 from approximately $30.9 million for the three months ended March 31, 2005 due to (1) an increase in revenues of approximately $3.9 million at the Regional Correctional Center; included in this amount is a contract-based revenue adjustment for the contract year ended March 2006 in the amount of $2.6 million,  (2) the commencement of our management contract at the Mesa Verde Community Correctional Facility in January 2006 which increased revenues by approximately $1.5 million, (3) an increase in revenues of approximately $0.7 million at the D. Ray James Prison due to improved occupancy coupled with a per diem rate increase received mid-year 2005 and (4) revenues of approximately $0.4 million generated by the facility acquired from CSI in April 2005. The remaining net increase in revenues of $0.9 million was due to various insignificant fluctuations in the revenues generated by our other adult secure facilities.

Our adult secure institutional services division revenues are generated primarily from contracts with federal and state agencies. At March 31, 2006, we operated 10 adult secure institutional facilities with an aggregate service capacity of 8,286.

Average contract occupancy was 98.5% for the three months ended March 31, 2006 compared to 92.6% for the three months ended March 31, 2005. Excluding the actual occupancy and contract capacity for the start-up activities of the Regional Correctional Center in 2005, the average contract occupancy was 102.9% for the three months ended March 31, 2005. The average per diem rate was approximately $53.67 and $48.47 for the three months ended March 31, 2006 and 2005, respectively. There were no revenues attributable to start-up operations for the three months ended March 31, 2006. Revenues attributable to start-up operations for the three months ended March 31, 2005 were approximately $1.5 million and were attributable solely to the Regional Correctional Center.

Juvenile. Juvenile justice, educational and treatment services division revenues decreased approximately $0.8 million, or 2.7%, to $29.3 million for the three months ended March 31, 2006 from $30.1 million for the three months ended March 31, 2005. This was due primarily to the temporary closure of the Campbell Griffin Treatment Center in October 2005 which reduced first quarter 2006 revenues by approximately $1.5 million, offset in part by an increase in revenues of approximately $0.6 million at the Southern Peaks Regional Treatment Center due to improved occupancy. We currently plan to re-activate the Campbell Griffin Treatment Center in the latter half of 2006.

At March 31, 2006, we operated 19 residential juvenile facilities and 14 non-residential community-based programs with an aggregate service capacity of 4,165. Our contracts for these facilities and programs are primarily with state and local government agencies and generally renew annually.

Average contract occupancy for the three months ended March 31, 2006 was 91.4% compared to 88.7% for the three months ended March 31, 2005. Excluding the actual occupancy and contracted capacity for the start-up operations of the Southern Peaks Regional Treatment Center in 2005, average contract occupancy was 90.5% for the three months ended March 31, 2005.

The average per diem rate for our residential juvenile facilities was approximately $172.85 for the three months ended March 31, 2006 compared to $167.49 for the three months ended March 31, 2005. Our average fee-for-service rate for our non-residential juvenile community-based facilities and programs was approximately $34.93 for the three months ended March 31, 2006 compared to approximately $30.78 for the three months ended March 31, 2005.

There were no revenues attributable to start-up operations for the three months ended March 31, 2006. Revenues attributable to start-up operations for the three months ended March 31, 2005 were approximately $1.5 million and were attributable to the start-up operations of the Southern Peaks Regional Treatment Center.

Adult Community-Based. Adult community-based corrections and treatment services division revenues increased approximately $3.6 million, or 28.6%, to $16.2 million for the three months ended March 31, 2006 from $12.6 million for the three months ended March 31, 2005 primarily due to revenues of approximately $3.1 million from the operations of the adult community-based programs and facilities acquired from CSI in April 2005. The remaining net increase in revenues of approximately $0.5 million was due to various insignificant fluctuations in revenues at our other adult community-based programs and facilities.

At March 31, 2006, we operated 26 residential adult community-based facilities and 10 non-residential community-based programs with an aggregate service capacity of 5,349. Average contract occupancy for the three months ended March 31, 2006 was 106.0% compared to 99.5% for the three months ended March 31, 2005. The average per diem rate for our residential adult community-based facilities was $63.92 for the three months ended March 31, 2006 compared to $62.39 for the three months ended March 31, 2005. The average fee-for-service rate for our non-residential adult community-based programs was $9.11 for the three months ended March 31, 2006 compared to $6.83 for the three months ended March 31, 2005. There were no revenues attributable to start-up operations for the three months ended March 31, 2006 and 2005.

Operating Expenses. Operating expenses increased approximately $10.6 million, or 19.4%, to $65.1 million for the three months ended March 31, 2006 from $54.5 million for the three months ended March 31, 2005.

Adult Secure. Adult secure institutional services division operating expenses increased approximately $6.2 million, or 30.5%, to $26.5 million for the three months ended March 31, 2006 from $20.3 million for the three months ended March 31, 2005. The increase in operating expenses was primarily due to (1) an increase in operating expenses of approximately $3.5 million at the Regional Correctional Center as the expenses for the same period of 2005 were reported as start-up expenses, (2) the commencement of our management contract at the Mesa Verde Community Correctional Facility in January 2006 which increased operating expenses by approximately $1.1 million and (3) operating expenses of approximately $0.4 million from the facility acquired from CSI in April 2005. The remaining net increase in operating expenses of $1.2 million is due various fluctuations in operating expenses at our other adult secure facilities.

As a percentage of segment revenues, adult secure institutional services division operating expenses were 69.2% for the three months ended March 31, 2006 compared to 65.7% for the three months ended March 31, 2005. Excluding $1.5 million of revenues attributable to the start-up operations of the Regional Correctional Center in 2005, adult secure institutional services division operating expenses were 69.1% for the three months ended March 31, 2005.

Juvenile. Juvenile justice, educational and treatment services division operating expenses increased approximately $1.4 million, or 5.7%, to $25.8 million for the three months ended March 31, 2006 from $24.4 million for the three months ended March 31, 2005 due to an increase in operating expenses of approximately $2.0 million at the Southern Peaks Regional Treatment Center as the expenses for the same period of 2005 were reported as start-up expenses offset, in part, by a decrease in operating expenses of approximately $0.9 million due to the temporary closure of the Campbell Griffin Treatment Center in October 2005. Additionally, operating expenses for the three months ended March 31, 2005 included a restructuring charge of approximately $1.0 million for personnel costs associated with management streamlining initiatives implemented in the first quarter of 2005.

As a percentage of segment revenues, juvenile services division operating expenses were 88.0% for the three months ended March 31, 2006 compared to 80.8% for the three months ended March 31, 2005. Excluding approximately $1.5 million of revenues attributable to the start-up operations of the Southern Peaks Regional Treatment Center in 2005, juvenile services division operating expenses were 85.1% for the three months ended March 31, 2005.

Adult Community-Based. Adult community-based corrections and treatment services division operating expenses increased approximately $3.0 million, or 30.3%, to $12.9 million for the three months ended March 31, 2006 from $9.9 million for the three months ended March 31, 2005 due primarily to operating expenses of $2.7 million attributable to the adult community-based programs and facilities acquired from CSI in April 2005. As a percentage of segment revenues, adult community-based corrections and treatment services division operating expenses were 79.2% for the three months ended March 31, 2006 compared to 78.3% for the three months ended March 31, 2005.

Pre-opening and start-up expenses. Pre-opening and start-up expenses for the three months ended March 31, 2006 were approximately $2.7 million and were primarily attributable to the Moshannon Valley Correctional Center. Pre-opening and start-up expenses for the three months ended March 31, 2005 were approximately $4.7 million and were attributable to the pre-opening and start-up operations of the Regional Correctional Center and the Southern Peaks Regional Treatment Center. These expenses consisted primarily of personnel and related expenses, facility rent, professional and recruiting expenses.

Depreciation and Amortization. Depreciation and amortization was approximately $3.7 million for the three months ended March 31, 2006 and 2005. Amortization of intangibles was approximately $0.6 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively. The increase in amortization of intangibles for the three months ended March 31, 2006 is due to amortization of the April 2005 purchased contract value related to the acquisition of CSI.

General and Administrative Expenses. General and administrative expenses decreased approximately $1.2 million, or 19.0%, to $5.1 million for the three months ended March 31, 2006 from approximately $6.3 million for the three months ended March 31, 2005. The decrease was primarily due to a restructuring charge of approximately $1.1 million recorded in the three months ended March 31, 2005 for personnel costs associated with management streamlining initiatives, as well as a reduction in professional and consulting expenses (related to Sarbanes-Oxley compliance and other matters). These reductions were partially offset by the charge of approximately $0.7 million recorded in the three months ended March 31, 2006 pertaining to the adoption of SFAS No. 123R.

Interest. Interest expense, net of interest income, decreased to approximately $5.0 million for the three months ended March 31, 2006 from approximately $5.7 million for the three months ended March 31, 2005 due primarily to an increase in capitalized interest for the three months ended March 31, 2006 of approximately $1.0 million. Capitalized interest was approximately $1.5 million and $0.5 million for the three months ended March 31, 2006 and 2005, respectively, and was attributable to capitalized interest on development and construction costs for the Moshannon Valley Correctional Center.

Income Taxes. For the three months ended March 31, 2006, we recognized an income tax provision on our income from continuing operations at an estimated effective rate of 44.1%. For the three months ended March 31, 2005, we recognized an income tax benefit on our loss from continuing operations at an estimated effective rate of 39.8%. Additionally, we recognized an income tax benefit on our loss from discontinued operations for both periods at an estimated effective rate of 35.0%. The change in our estimated effective tax rate in 2006 is related to the net impact of certain non-deductible expenses such as lobbying and interest on tax-exempt investment securities.

Discontinued Operations, net of tax. The loss from discontinued operations was approximately $0.5 million for the three months ended March 31, 2006 compared to a net loss of $1.4 million for the three months ended March 31, 2005. The reduction in loss in 2006 is a result of the declining operations and related closure costs incurred in the three months ended March 31, 2005 as the facilities were being closed.

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

Cash Flows From Operating Activities.  Cash flows used in operations was approximately $5.6 million for the three months ended March 31, 2006 compared to approximately $6.3 million for the three months ended March 31, 2005. The decrease in 2006 is principally due to the pre-opening and start-up activities at Moshannon Valley Correctional Center as well as a decrease in accounts payable and accrued liabilities due to the timing of payments within the quarter ended March 31, 2006.

Cash Flows From Investing Activities.  Cash used in investing activities was approximately $7.3 million for the three months ended March 31, 2006 due primarily to net purchases of investment securities of $0.7 million and capital expenditures of approximately $7.0 million, principally for the construction of and acquisition of the equipment for the Moshannon Valley Correctional Center. Additionally, there were withdrawals from the restricted debt payment account, net of deposits, of $0.4 million. Cash provided by investing activities was approximately $5.6 million for the three months ended March 31, 2005 due primarily to net sales of investment securities of $10.1 million offset by capital expenditures of $5.4 million principally attributable to construction of the Moshannon Valley Correctional Center. Additionally, there were withdrawals from the restricted debt payment account, net of deposits, of $0.8 million.

Cash Flows From Financing Activities.  Cash provided by financing activities was approximately $0.9 million and $1.4 million for the three months ended March 31, 2006 and 2005, respectively, due primarily to proceeds from the exercise of stock options.

Treasury Stock/Repurchases.  We did not purchase any of our common shares in the three months ended March 31, 2006 and 2005.

Long-Term Credit Facilities.  Our Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit, and is reduced by outstanding letters of credit. The available commitment under our Credit Facility was approximately $48.9 million at March 31, 2006. We had no outstanding borrowings on our Credit Facility at March 31, 2006, but we had outstanding letters of credit of approximately $11.1 million. Subject to certain requirements, we have the right to increase the aggregate commitments under our Credit Facility up to an aggregate amount of $100.0 million. Our Credit Facility matures in June 2008 and bears interest, at our election, depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.75% to 2.00%, or a rate which ranges from 2.25% to 3.50% above the applicable LIBOR rate. Our Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. Our Credit Facility is not secured by the assets of MCF. The 2004 Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants.

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

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes. The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate. The terms of the interest rate swap contract and the underlying debt instrument are identical. We have designated the swap agreement as a fair value hedge. The swap has a notional amount of $84.0 million and matures in July 2012 to mirror the maturity of the Senior Notes. Under the agreement, we pay on a semi-annual basis (each January 1 and July 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receive a fixed-rate interest of 10.75%. For the three months ended March 31, 2006 and 2005, we recorded interest savings related to this interest rate swap of approximately $0.1 million and $0.5 million, respectively, which is reflected as a reduction to interest expense in the accompanying financial statements. The swap agreements are marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes. At March 31, 2006 and December 31, 2005 the fair value of this derivative instrument was approximately ($1.9) million and ($0.1) million, respectively, and is included in other liabilities. The carrying value of the Senior Notes as of these dates was reduced by the same amount. Because the swap agreement is considered an effective fair-value hedge, there will be no effect on our results of operations from the mark-to-market adjustment as long as the swap is in effect.

Contractual Uncertainties Related to Certain Facilities.

New Morgan Academy. We closed the New Morgan Academy in the fourth quarter of 2002 and have considered several options ranging from the utilization of the facility for another type of program or the sale or lease of the facility. As of March 31, 2006, we are focusing our efforts on the reopening of the facility by the fourth quarter of 2006. Once reopened, the facility will operate as a residential treatment facility for youth sex offenders. We are maintaining a small staff to secure and maintain the facility during the finalization of the reactivation plans. We recognized pre-tax costs of $1.0 million and $0.9 million in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2006 and 2005, respectively, for related holding costs (depreciation, interest, property, taxes and other maintenance costs).

As of March 31, 2006, we believe that, pursuant to the provisions of SFAS No. 144, no impairment allowance is necessary. The carrying value of the property and equipment for the New Morgan Academy was approximately $19.7 million and $19.9 million at March 31, 2006 and December 31, 2005, respectively.

Regional Correctional Center. In January 2003, we executed a five-year lease for the Regional Correctional Center in Albuquerque, New Mexico. This 970 bed facility consists of two units, the 528 South Tower and the 442 bed North Tower. As of March 31, 2006, we had invested approximately $9.8 million on renovations and furniture and equipment for both towers. While we currently anticipate that there will be periods that the facility will reach substantial capacity during 2006, there can be no assurance that we will develop (maintain) enough volume at the facility to assure its profitability. The lease for the facility requires monthly rental payments of approximately $113,000 for the first two years and $130,000 for the last three years of the lease.

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

Future Liquidity. We believe that the existing cash and the cash flows generated from operations, together with the credit available under our Credit Facility, will provide sufficient liquidity to meet our committed capital and working capital requirements for currently awarded and certain potential future development contracts. To the extent our cash and current financing arrangements do not provide sufficient financing to fund construction costs related to future adult secure institutional contract awards or significant facility expansions, we anticipate obtaining additional sources of financing to fund such activities. However, there can be no assurance that such financing will be available or will be available on terms favorable to us.

Contractual Obligations and Commercial Commitments. We have assumed various financial obligations and commitments in the ordinary course of conducting our business. We have contractual obligations requiring future cash payments under our existing contractual arrangements, such as management, consultative and non-competition agreements.

We maintain operating leases in the ordinary course of our business activities. These leases include those for operating facilities, office space and office and operating equipment, and the terms of the agreements vary from 2006 until 2075. As of March 31, 2006, our total commitment under these operating leases was approximately $34.9 million.

The following table details known future cash payments (on an undiscounted basis) related to various contractual obligations as of March 31, 2006 (in thousands):

	Payments Due by Period
	Total	2006	2007 - 2008	2009 - 2010	Thereafter

Contractual Obligations:
Long-term debt - principal
- Cornell Companies, Inc.	$112,000	$—	$—	$—	$112,000
- Special Purpose Entities	165,700	9,700	21,900	25,800	108,300
Long-term debt - interest (1)
- Cornell Companies, Inc.	75,891	9,133	24,296	24,271	18,191
- Special Purpose Entities	89,490	7,017	25,537	22,666	34,270
Construction commitments	948	948	—	—	—
Capital lease obligations
- Cornell Companies, Inc.	2	1	1	—	—
Operating leases	34,875	4,805	11,050	8,540	10,480
Consultative and non-competition agreements	1,609	968	641	—	—
Total contractual cash obligations	$480,515	$32,572	$83,425	$81,277	$283,241

(1)             We have an interest rate swap agreement under which we receive a fixed interest rate and pay a floating interest rate. The future cash payments on the Cornell Companies, Inc. long-term debt – interest assume an effective rate of 10.715% on the related interest rate swap contract.

We enter into letters of credit in the ordinary course of operating and financing activities. As of March 31, 2006, we had outstanding letters of credit of approximately $11.1 million related to insurance and other operating activities. The following table details our letter of credit commitments as of March 31, 2006 (in thousands):

	Total	Amount of Commitment Expiration Per Period
	Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Commercial Commitments:
Standby letters of credit	$11,112	$10,362	$—	$750	$––

ITEM 3.                 Quantitative and Qualitative Disclosures about Market Risk.

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

Interest Rate Exposure

Our exposure to changes in interest rates primarily results from our long-term debt with both fixed and floating interest rates. The debt on our consolidated financial statements with fixed interest rates consists of the 8.47% Bonds issued by MCF in August 2001 in connection with the 2001 Sale and Leaseback Transaction and approximately $28.0 million of the Senior Notes (not hedged by the interest rate swap). At March 31, 2006, approximately 30.6% ($84.0 million of debt outstanding on the Senior notes issued in June 2004) of our consolidated long-term debt was subject to variable interest rates. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $0.2 million for the three months ended March 31, 2006. At March 31, 2006, the fair value of our consolidated fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

ITEM 4.                 Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information disclosed in our annual and periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, we designed these disclosure controls and procedures to ensure that this information is accumulated and communicated to management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), to allow timely decisions regarding required disclosures. SEC rules require that we disclose the conclusions of our CEO and CFO about the effectiveness of our disclosure controls and procedures.

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

In connection with the evaluation described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) during our fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II               OTHER INFORMATION

ITEM 1.	Legal Proceedings.

See Part I, Item 1. Financial Statements, Note 8.

ITEM 1A.	Risk Factors.

The risk factors as previously discussed in our Form 10-K for the fiscal year ended December 31, 2005 are incorporated herein by this reference. There are no material changes to such risk factors.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.

Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.

Other Information.

None.

ITEM 6.	Exhibits.
	10.1	2006 Named Executive Officer Compensation Agreements
	31.1	Section 302 Certification of Chief Executive Officer
	31.2	Section 302 Certification of Chief Financial Officer
	32.1	Section 906 Certification of Chief Executive Officer
	32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNELL COMPANIES, INC.

Date: May 10, 2006	By:	/s/ James E. Hyman
JAMES E. HYMAN
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 10, 2006	By:	/s/ John R. Nieser
JOHN R. NIESER
Chief Financial Officer and Treasurer (Principal Financial Officer)