Form 10-Q
period 2006-06-30
CORNELL COMPANIES INC
filed 2006-08-09
CIK 1016152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Yes  ☐ No ☒

At July 31, 2006, the registrant had 14,028,558 shares of common stock outstanding.

Cornell Companies, Inc.

Table of Contents

Form 10-Q

PART I      FINANCIAL INFORMATION

ITEM 1.      Financial Statements.

CORNELL COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,222	$13,723
Investment securities available for sale	8,975	7,250
Accounts receivable – trade (net of allowance for doubtful accounts of $3,383 and $3,278, respectively)	64,983	58,701
Other receivables (net of allowance for doubtful accounts of $5,040)	1,520	9,726
Debt service fund and other restricted assets	27,906	22,219
Deferred tax assets	5,089	5,089
Prepaid expenses and other	7,556	9,076
Total current assets	125,251	125,784
PROPERTY AND EQUIPMENT, net	326,170	323,861
OTHER ASSETS:
Debt service reserve fund	23,800	23,802
Goodwill	12,655	12,577
Intangible assets, net	8,027	9,089
Deferred costs and other	18,384	15,515
Total assets	$514,287	$510,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$51,699	$58,797
Current portion of long-term debt	9,710	9,701
Total current liabilities	61,409	68,498
LONG-TERM DEBT, net of current portion	263,852	266,659
DEFERRED TAX LIABILITIES	9,049	6,708
OTHER LONG-TERM LIABILITIES	7,566	3,302
Total liabilities	341,876	345,167

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 30,000,000 shares authorized, 15,559,020 and 15,352,159 shares issued and 14,018,626 and 13,789,172 outstanding, respectively	16	15
Additional paid-in capital	153,226	150,339
Retained earnings	31,659	27,091
Treasury stock (1,540,394 and 1,562,987 shares of common stock, at cost, respectively)	(12,308)	(12,573)
Accumulated other comprehensive income (loss)	(182)	589
Total stockholders’ equity	172,411	165,461
Total liabilities and stockholders’ equity	$514,287	$510,628

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

REVENUES	$90,497	$78,502	$174,345	$152,142
OPERATING EXPENSES	67,135	59,508	132,278	114,039
PRE-OPENING AND START-UP EXPENSES	—	2,152	2,657	6,846
DEPRECIATION AND AMORTIZATION	4,213	3,816	7,939	7,545
GENERAL AND ADMINISTRATIVE EXPENSES	5,438	4,899	10,550	11,237

INCOME FROM OPERATIONS	13,711	8,127	20,921	12,475
INTEREST EXPENSE	7,220	6,244	12,785	12,584
INTEREST INCOME	(625)	(664)	(1,148)	(1,260)

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	7,116	2,547	9,284	1,151
PROVISION FOR INCOME TAXES	3,053	1,176	4,009	620

INCOME FROM CONTINUING OPERATIONS	4,063	1,371	5,275	531

DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF $98 AND $381 IN 2006 AND $904 AND $1,677 IN 2005	(182)	(1,682)	(707)	(3,115)

NET INCOME (LOSS)	$3,881	$(311)	$4,568	$(2,584)

EARNINGS (LOSS) PER SHARE:
BASIC
Income from continuing operations	$.29	$.10	$.38	$.04
Loss from discontinued operations, net of tax	(.01)	(.12)	(.05)	(.23)
Net income (loss)	$.28	$(.02)	$.33	$(.19)

DILUTED
Income from continuing operations	$.29	$.10	$.38	$.04
Loss from discontinued operations, net of tax	(.01)	(.12)	(.05)	(.23)
Net income (loss)	$.28	$(.02)	$.33	$(.19)

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	13,906	13,474	13,865	13,451
DILUTED	14,034	13,600	14,000	13,686

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$3,881	$(311)	$4,568	$(2,584)
Unrealized gain (loss) on derivative instruments, net of tax (benefit) provision of ($327) and ($536) in 2006 and $239 and $53 in 2005	(470)	344	(771)	77
Comprehensive income (loss)	$3,411	$33	$3,797	$(2,507)

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,568	$(2,584)
Adjustments to reconcile net loss to net cash provided by operating activities -
Depreciation	6,818	6,722
Amortization of intangibles and other assets	1,208	973
Amortization of deferred compensation	(21)	(401)
Amortization of deferred financing costs	799	886
Amortization of Senior Notes discount	92	92
Stock-based compensation	1,156	—
Provision for bad debts	1,005	1,958
Loss (gain) on sale of property and equipment	2	(7)
Deferred income taxes	2,877	(2,955)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,360)	8,205
Other restricted assets	609	119
Other assets	1,932	2,812
Accounts payable and accrued liabilities	(1,857)	4,817
Other long-term liabilities	16	(109)
Net cash provided by operating activities	10,844	20,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,073)	(14,552)
Purchases of investment securities	(185,050)	(665,845)
Sales of investment securities	183,325	678,135
Acquisition of a business	—	(9,064)
Payments to restricted debt payment account, net	(6,294)	(5,795)
Net cash used in investing activities	(17,092)	(17,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on acquired debt	—	(1,905)
Tax benefit of stock option exercises	198	—
Payments on capital lease obligations	(5)	(170)
Proceeds from exercise of stock options	1,554	1,720
Net cash provided by (used in) financing activities	1,747	(355)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,501)	3,052
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,723	9,895
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,222	$12,947

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in fair value of interest rate swap	$2,941	$38
Other comprehensive income (loss), net of tax	(771)	77
Common stock issued for board of directors fees	266	111
Borrowings under capital leases	56	—

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

Prior to January 1, 2006, we accounted for our stock option and stock-based compensation plans using the intrinsic-value method outlined by Accounting Principles Board (“APB”) Opinion No. 25. Accordingly, we computed compensation cost for each employee stock option granted as the amount by which the quoted market price of our shares on the date of grant exceeded the amount the employee must pay to acquire the shares. The amount of compensation cost, if any, would be charged to income over the vesting period. No compensation cost had been recognized for the options granted, as the grant price was equal to the market price.

Effective January 1, 2006, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share Based Payment” and elected to use the modified prospective transition method. Under this method, compensation cost recognized for the three and six months ended June 30, 2006, includes the applicable amounts of: (a) compensation cost of all stock-based awards granted prior to, but not yet vested, as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures), and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)). Results for prior periods have not been restated.

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

SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require reporting of tax benefits as a financing cash flow, rather than as a reduction of taxes paid. These tax benefits result from tax deductions in excess of the compensation expense recognized for options exercised. Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statement of cash flows.

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

Effect of Adopting SFAS No. 123(R)

The following is the effect of adopting SFAS No. 123(R)  as of January 1, 2006 (in thousands, except per share amounts):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock-based compensation expense – stock options	$425	$999
Stock-based compensation expense – restricted stock	54	109
Employee-stock purchase plan	24	48
Related deferred income tax benefit	206	477

Decrease in basic earnings per share	$0.02	$0.05

Decrease in diluted earnings per share	$0.02	$0.05

At June 30, 2006, 60,000 restricted shares of our common stock were outstanding subject to performance-based vesting criteria (30,000 of these are considered market-based restricted stock under SFAS No, 123 (R)). Additionally, 152,200 stock options were outstanding subject to performance-based vesting criteria (19,600 of these are considered market-based options under SFAS No, 123 (R)).

The 30,000 shares of restricted stock and the 19,600 stock options which are considered market-based restricted stock were valued using a Monte Carlo simulation probability model to estimated future stock returns. The grant date fair value of these shares was $9.05 per share for a total value of $0.5 million. We recognized $0.04 million and $0.08 million of expense associated with these options during the three and six months ended June 30, 2006, respectively.

The amounts above relate to the impact of recognizing compensation expense related to stock options, restricted stock and our employee-stock purchase plan. Compensation expense related to stock options (132,600 shares) and restricted stock grants (30,000 shares) that vest based upon performance conditions are not included above. No compensation expense has been recorded for our performance-based awards because it has not been deemed probable that the related performance targets will be met that would allow such options time to vest. We are required to periodically re-assess the probability and record expense at the point in time, if ever, it becomes probable these options will vest.

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(311)	$(2,584)
Add: total stock-based compensation recorded, net of tax	31	65
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	427	832
Pro forma net loss	$(707)	$(3,351)

Income per share:
Basic, as reported	$(.02)	$(.19)
Basic, pro forma	(.05)	(.25)
Diluted, as reported	(.02)	(.19)
Diluted, pro forma	(.05)	(.25)

Assumptions

The fair values for the significant stock-based awards granted during the six months ended June 30, 2006 and 2005 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2006	2005
Risk-free rate of return	4.31%	4.37%
Expected life of award	5 years	7 years
Expected dividend yield of stock	0%	0%
Expected volatility of stock	45.48%	53.55%
Weighted-average fair value	$6.24	$8.00

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

In accordance with SAB 107, we used the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during 2006.

Stock-based award activity during the six months ended June 30, 2006 was as follows (aggregate intrinsic value in millions):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	697,706	$12.21	7.2	$8.5
Granted	45,000	13.71	10.0
Exercised	(128,461)	9.97
Canceled	(53,760)	13.18

Outstanding at June 30, 2006	560,485	$12.75	7.53	$7.1

Exercisable at June 30, 2006	315,631	$12.34	6.65	$3.9

The total intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 were $0.6 million and $0.9 million, respectively. Net cash proceeds from the exercise of stock options were approximately $1.6 million and $1.7 million for the six months ended June 30, 2006 and 2005, respectively.

As of June 30, 2006, approximately $1.4 million of estimated expense with respect to nonvested stock-based awards has yet to be recognized and will be amortized into expense over the employee’s remaining weighted average service period of approximately 8.67 years.

The following table summarizes information with respect to stock options outstanding and exercisable at June 30, 2006.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.75 to $6.50	25,180	4.5	$4.11	25,180	$4.11
6.51 to 10.00	37,755	6.5	8.40	35,889	8.40
10.01 to 13.50	214,450	7.8	12.56	92,712	12.26
13.51 to 16.00	283,100	7.8	14.25	161,850	14.54
	560,485	7.5	12.75	315,631	12.34

Stock-based award activity for nonvested awards during the six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	323,469	$13.17
Granted	45,000	13.71
Vested	(117,035)	13.08
Canceled	(6,580)	13.24

Nonvested at June 30, 2006	244,854	$13.29

Restricted Stock

We have issued restricted stock under certain employment agreements and a deferred bonus plan which vests over a specified period of time, generally three to five years. These shares of restricted common stock are subject to restrictions on transfer and certain conditions to vesting.

Restricted stock activity for the six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2006	51,673	$16.23
Granted	—
Vested	—
Canceled	(9,308)	17.15

Nonvested at June 30, 2006	42,365	$16.02

As of June 30, 2006, approximately $0.2 million of estimated expense with respect to nonvested restricted stock awards has yet to be recognized and will be amortized over a weighted average period of 1.5 years.

Financial Accounting Standards Board Interpretation No. 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes” (“FIN 48”), to clarify the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently reviewing this new guidance to determine the impact on our financial statements.

3.              Discontinued Operations

We classify as discontinued operations those components of our business that we hold for sale or that have been disposed and have cash flows that are clearly distinguishable operationally and for financial reporting purposes from the rest of our operations. For those components, we have no significant continuing involvement after completion of disposal and their operations are eliminated from our ongoing operations. During the year ended December 31, 2005, we classified certain components as discontinued operations as the result of a management decision to close certain facilities. Notifications were made to the required contracting entities regarding the termination of the related programs. At June 30, 2006, we did not have any significant net property and equipment balances pertaining to these operations.  There were no revenues generated by these discontinued operations in the three and six months ended June 30, 2006. These discontinued operations generated revenues of approximately $0.7 million and $2.6 million in the three and six months ended June 30, 2005, respectively.

4.              Intangible Assets

Intangible assets at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Non-compete agreements	$10,020	$9,960
Acquired contract value	6,442	6,442
Accumulated amortization	(8,435)	(7,313)
Identified intangibles, net	8,027	9,089
Goodwill	12,655	12,577
Total intangibles, net	$20,682	$21,666

The changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows (in thousands):

	Adult Secure	Juvenile	Pre- Release	Total
Balance as of December 31, 2005	$2,902	$1,060	$8,615	$12,577
Addition to goodwill	—	—	78	78
Balance as of June 30, 2006	$2,902	$1,060	$8,693	$12,655

Amortization expense for our non-compete agreements was approximately $0.3 million for the three months ended June 30, 2006 and 2005 and approximately $0.6 million for the six months ended June 30, 2006 and 2005.  Amortization expense for our non-compete agreements is expected to be approximately $1.1 million for each of the next four years ended December 31 and approximately $0.7 million for the fifth year.

Amortization expense for our acquired contract value was approximately $0.3 million for the three months ended June 30, 2006 and 2005 and approximately $0.6 million and $0.4 million for the six months ended June 30, 2006 and 2005, respectively.  Amortization expense for our acquired contract value is expected to be approximately $1.1 million for each of the next four years ended December 31 and approximately $0.6 million for the fifth year.

5.                Credit Facilities

Our long-term debt at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Debt of Cornell Companies, Inc.:
Senior Notes, unsecured, due July 2012 with an interest rate of 10.75%, net of discount	$110,896	$110,803
Fair-value adjustment of Senior Notes as a result of interest rate swap	(3,086)	(145)
Revolving Line of Credit due June 2008 with an interest rate of LIBOR plus 2.25% to 3.5% or prime plus 0.75% to 2.00% (the “Credit Facility”)	—	—
Capital lease obligations	52	2
Subtotal	107,862	110,660

Debt of Special Purpose Entity:
8.47% Bonds due 2016	165,700	165,700

Total consolidated debt	273,562	276,360

Less: current maturities	(9,710)	(9,701)

Consolidated long-term debt	$263,852	$266,659

Long-Term Credit Facilities.  Our Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit, and is reduced by outstanding letters of credit.  The available commitment under our Credit Facility was approximately $49.8 million at June 30, 2006.  We had no outstanding borrowings on our Credit Facility at June 30, 2006, but we had outstanding letters of credit of approximately $10.2 million.  Subject to certain requirements, we have the right to increase the aggregate commitments under our Credit Facility up to an aggregate amount of $100.0 million.  Our Credit Facility matures in June 2008 and bears interest, at our election, depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.75% to 2.00%, or a rate which ranges from 2.25% to 3.50% above the applicable LIBOR rate. Our Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. Our Credit Facility is not secured by the assets of Municipal Corrections Finance, LP (“MCF”).  Our Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants.

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

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate.  The terms of the interest rate swap contract and the underlying debt instrument are identical.  We have designated the swap agreement as a fair value hedge.  The swap has a notional amount of $84.0 million and matures in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, we pay on a semi-annual basis (each January 1 and July 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receive a fixed-rate interest of 10.75%.  For the three and six months ended June 30, 2006, we recorded interest expense related to this interest rate swap of approximately $0.1 million and $0.04 million, respectively, which is reflected as interest expense in the accompanying financial statements.  For the three and six months ended June 30, 2005, we recorded interest savings related to this interest rate swap of approximately $0.3 million and $0.8 million, respectively, which is reflected as a reduction to interest expense in the accompanying financial statements.  The swap agreements are marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes.  At June 30, 2006 and December 31, 2005, the fair value of this derivative instrument was approximately ($3.1) million and ($0.1) million, respectively, and is included in other liabilities.  The carrying value of the Senior Notes as of these dates was reduced by the same amount. Because the swap agreement is an effective fair-value hedge, there is no effect on our results of operations from the mark-to-market adjustment as long as the swap is in effect.

6.              Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution from common stock equivalents such as stock options and warrants.  For the three months ended June 30, 2006 and 2005, there were 69,100 shares ($15.58 average price) and 317,546 shares ($12.63 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.  For the six months ended June 30, 2006 and 2005 there were 71,600 shares ($15.55 average price) and 203,207 shares ($16.83 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

The following table summarizes the calculation of net earnings (loss) and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Income from continuing operations	$4,063	$1,371	$5,275	$531
Loss from discontinued operations, net of taxes	(182)	(1,682)	(707)	(3,115)
Net income (loss)	$3,881	$(311)	$4,568	$(2,584)

Weighted average common shares outstanding	13,906	13,474	13,865	13,451
Weighted average common share equivalents outstanding	128	126	135	235

Weighted average common shares and common share equivalents outstanding	14,034	13,600	14,000	13,686

Basic earnings (loss) per share:
Income from continuing operations	$.29	$.10	$.38	$.04
Loss from discontinued operations, net of tax	(.01)	(.12)	(.05)	(.23)
Net income (loss)	$.28	$(.02)	$.33	$(.19)

Diluted earnings (loss) per share:
Income from continuing operations	$.29	$.10	$.38	$.04
Loss from discontinued operations, net of tax	(.01)	(.12)	(.05)	(.23)
Net income (loss)	$.28	$(.02)	$.33	$(.19)

7.     Commitments and Contingencies

Legal Proceedings

Lincoln County Detention Center

In August 2005, a lawsuit was filed by a detainee at the Lincoln County Detention Center (“LCDC”) in the U.S. District Court of New Mexico (Santa Fe) seeking unspecified damages. The lawsuit relates to the former LCDC policy that required strip and visual body cavity searches for all detainees and inmates and alleges that such policy violates a detainee’s Fourth and Fourteenth Amendment right. The lawsuit was filed as a putative class action lawsuit brought on behalf of all inmates who were searched at the LCDC from May 2002 to July 2005. This lawsuit is in its early stages and no material discovery has been conducted. In the year ended December 31, 2005, we recorded a charge of $0.2 million related to this lawsuit. As of June 30, 2006, we have estimated our range of additional exposure to be approximately $0.3 million. We have insurance coverage in the event our actual exposure exceeds our estimated exposure. In addition, in connection with our acquisition of the LCDC facility, certain amounts were placed in escrow to offset any undisclosed liability relating to such acquisition. We have given notice to the prior owner of LCDC that we will seek to recover from the escrow any losses we may incur as a result of this litigation. The ultimate outcome of the lawsuit cannot be determined at this time and we intend to aggressively defend this lawsuit.

Alexander Youth Service Center

In April 2006, we were sued in an action styled as Juana Michelle Brown, Administratrix of the Estate of Lakeisha Shantrail Brown, Deceased, v. Cornell Interventions, Inc. et al., No. 4-06 CV00000434, in the United States District Court for the Eastern District of Arkansas.  The lawsuit alleges that we violated the rights of Lakeisha Shantrail Brown, the deceased daughter of Juana Michelle Brown, under the Eighth Amendment of the Constitution of the United States and the laws of the State of Arkansas by denying Ms. Brown medical treatment that caused her death and seeks unspecified actual and punitive damages.  This lawsuit is in its very early stages and no discovery has been conducted.  We are therefore unable to estimate our financial exposure relating to this lawsuit.  We have insurance coverage.  We intend to vigorously defend this lawsuit; however, the ultimate outcome of this lawsuit cannot be determined at this time.

Southern Peaks Regional Treatment Center

In January 2004, we initiated legal proceedings in the lawsuit styled Cornell Corrections of California, Inc. v. Longboat Global Advisors, LLC, et al., No.2004 CV79761 in the Superior Court of Fulton County, Georgia under theories of fraud, conversion, breach of contract and other theories to determine the location of and to recover funds previously deposited by us into what we believed to be an escrow account in connection with the development and construction of the Southern Peaks Regional Treatment Center. Of the funds previously deposited, approximately $5.3 million remains to be recovered at June 30, 2006. In December 2004, the case was tried before a jury and the jury verdict awarded approximately $6.5 million in compensatory damages and approximately $1.4 million in punitive damages, plus attorneys’ fees. We expect that the actual damages awarded under the verdict will be adjusted downward to the $5.4 million actually lost by us and that the punitive damages award may be adjusted downward because of a Georgia statute regarding caps on punitive damages awards. No judgment has yet been entered on this verdict. The award for compensatory damages accrues pre-judgment interest at a rate of seven percent from the date of loss through the date of judgment. Following the jury verdicts, we collected approximately $0.4 million in January 2005 in funds that had been previously frozen under a temporary restraining order issued at the time that we commenced this litigation. Currently, certain of the defendants have filed motions for a new trial. No judgment will be entered on the verdict until after these motions for a new trial have been heard and ruled on by the court. Due to the continued uncertainty surrounding the ultimate recovery of the funds previously deposited, we will continue to maintain our existing reserve of approximately $5.0 million in an allowance for doubtful accounts against the corresponding balance as carried in other receivables at June 30, 2006.

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

During the period of August 2000 through May 2003, our general liability and professional liability coverage was provided by Specialty Surplus Insurance Company, a Kemper Insurance Company (“Kemper”) group member. In June 2004, the Illinois Department of Insurance gave Kemper permission to proceed with a run-off plan it had previously submitted. The three-year plan is designed to help Kemper meet its goal of resolving, to the maximum extent possible, all valid policyholder claims. In view of the risks and uncertainties involved in implementing the plan, including the need to achieve significant policy buybacks, commutation of reinsurance agreements, and further agreements with regulators, no assurance can be given that the plan will be successfully implemented by Kemper. In the year ended December 31, 2004, we accrued a provision of $0.6 million, and estimated our range of additional exposure to be approximately $0.5 million with respect to outstanding claims incurred during this policy period with Kemper which would become our obligation to resolve if not settled through Kemper. During the year ended December 31, 2005, Kemper continued to implement its run-off plan. As a result, several of our significant claims were settled by Kemper in the second quarter of 2005. In conjunction with these settlements, we recorded a charge against our existing accrual in the amount of $0.3 million. We believe that the uncertainty surrounding the ability of Kemper to settle our remaining outstanding claims still exists. Based on our analysis of the claims activity during the third quarter of 2005, we felt it necessary to accrue an additional provision in the amount of approximately $0.2 million during the third quarter of 2005. At June 30, 2006, we believe our estimated range of exposure, above our existing $0.5 million accrual, to be approximately $0.1 million related to the outstanding claims which could become our obligation to resolve if not settled through Kemper.

While the outcome of these other matters cannot be predicated with certainty, based on the information known to date, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial condition, operating results or cash flows.

8.              Derivative Financial Instruments and Guarantees

Debt Service Reserve Fund and Debt Service Fund

In August 2001, MCF completed a bond offering to finance the 2001 Sale and Leaseback Transaction.  In connection with this bond offering, two reserve fund accounts were established by MCF pursuant to the terms of the indenture: (1) MCF’s Debt Service Reserve Fund, aggregating $23.8 million at June 30, 2006, was established to make payments on MCF’s outstanding bonds in the event we (as lessee) should fail to make the scheduled rental payments to MCF and (2) MCF’s Debt Service Fund, aggregating $25.9 million and $19.6 million at June 30, 2006 and December 31, 2005, respectively, used to accumulate the monthly lease payments that MCF receives from us until such funds are used to pay MCF’s semi-annual bond interest and annual bond principal payments.  Both reserve fund accounts are subject to the agreements with the MCF Equity Investors whereby guaranteed rates of return of 3.0% and 5.08%, respectively, are provided for in the balance of the Debt Service Reserve Fund and the Debt Service Fund.  The guaranteed rates of return are characterized as cash flow hedge derivative instruments.  At inception, the derivatives had an aggregate fair value of $4.0 million, which has been recorded as a decrease to the equity investment in MCF made by the MCF Equity Investors (MCF minority interest) and as a deferred liability in our Consolidated Balance Sheets. Changes in the fair value of the derivative instruments are recorded as an adjustment to other long-term liabilities and reported as other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Income (Loss).  At June 30, 2006 and December 31, 2005, the fair value of these derivative instruments was approximately $4.3 million and $3.0 million, respectively.  As a result, our Consolidated Statements of Operations and Comprehensive Income (Loss) include other comprehensive loss of approximately ($0.5) million and ($0.8) million for the three and six months ended June 30, 2006, respectively.  For the three and six months ended June 30, 2005, we reported unrealized gains in other comprehensive income of approximately $0.3 million and $0.1 million, respectively, related to these derivative instruments.  The $0.1 million unrealized gain reported in comprehensive income (loss) for the six months ended June 30, 2005 includes an adjustment of $0.6 million for the tax effect of changes in fair value during the years ended December 31, 2002 and 2003 not previously recorded. This adjustment decreased accumulated other comprehensive income and increased deferred tax liabilities in our Consolidated Balance Sheet as of June 30, 2005.

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

9.              Segment Disclosure

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues
Adult secure institutional	$46,267	$31,698	$84,588	$62,557
Juvenile	28,699	30,319	57,992	60,454
Adult community-based	15,531	16,485	31,765	29,131
Total revenues	$90,497	$78,502	$174,345	$152,142

Pre-opening and start-up expenses
Adult secure institutional	$—	$2,152	$2,657	$5,042
Juvenile	—	—	—	1,804
Adult community-based	—	—	—	—
Total pre-opening and start-up expenses	$—	$2,152	$2,657	$6,846

Income from operations
Adult secure institutional	$13,188	$6,206	$20,809	$12,315
Juvenile	4,098	4,468	6,611	7,693
Adult community-based	2,684	3,234	5,746	5,422
Subtotal	19,970	13,908	33,166	25,430
General and administrative expense	(5,438)	(4,899)	(10,550)	(11,237)
Amortization of intangibles	(561)	(545)	(1,121)	(973)
Corporate and other	(260)	(337)	(574)	(745)
Total income from operations	$13,711	$8,127	$20,921	$12,475

Loss on discontinued operations, net of tax
Adult secure institutional	$—	$—	$—	$—
Juvenile	(183)	(1,639)	(707)	(3,087)
Adult community-based	1	(43)	—	(28)
Total loss on discontinued operations, net of tax	$(182)	$(1,682)	$(707)	$(3,115)

	June 30,	December 31,
	2006	2005
Assets
Adult secure institutional	$232,416	$212,583
Juvenile	98,588	106,408
Adult community-based	65,209	67,871
Intangible assets, net	20,682	21,666
Corporate and other	97,392	102,100
Total assets	$514,287	$510,628

10.       Guarantor Disclosures

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

Condensed Consolidating Balance Sheet as of June 30, 2006 (in thousands)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,516	$651	$55	$—	$9,222
Investment securities	8,975	—	—	—	8,975
Accounts receivable	625	65,516	362	—	66,503
Debt service fund and other restricted assets	—	2,026	25,880	—	27,906
Prepaids and other	10,261	2,384	—	—	12,645
Total current assets	28,377	70,577	26,297	—	125,251
Property and equipment, net	107	179,085	152,530	(5,552)	326,170
Other assets:
Debt service reserve fund	—	—	23,800	—	23,800
Deferred costs and other	45,331	26,242	8,476	(40,983)	39,066
Investment in subsidiaries	19,956	1,856	—	(21,812)	—
Total assets	$93,771	$277,760	$211,103	$(68,347)	$514,287

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable and accrued liabilities	$38,890	$9,349	$5,855	$(2,395)	$51,699
Current portion of long-term debt	—	10	9,700	—	9,710
Total current liabilities	38,890	9,359	15,555	(2,395)	61,409
Long-term debt, net of current portion	107,809	43	156,000	—	263,852
Deferred tax liabilities	10,953	(1,763)	—	(141)	9,049
Other long-term liabilities	8,277	107	39,222	(40,040)	7,566
Intercompany	(244,569)	244,569	—	—	—
Total liabilities	(78,640)	252,315	210,777	(42,576)	341,876
Stockholders’ equity	172,411	25,445	326	(25,771)	172,411
Total liabilities and stockholders’ equity	$93,771	$277,760	$211,103	$(68,347)	$514,287

Condensed Consolidating Balance Sheet as of December 31, 2005 (in thousands)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$12,579	$1,114	$30	$—	$13,723
Investment securities	7,250	—	—	—	7,250
Accounts receivable	7,718	60,337	372	—	68,427
Restricted assets	—	2,633	19,586	—	22,219
Prepaids and other	11,828	2,337	—	—	14,165
Total current assets	39,375	66,421	19,988	—	125,784
Property and equipment, net	148	174,886	154,641	(5,814)	323,861
Other assets:
Debt service reserve fund	—	—	23,802	—	23,802
Deferred costs and other	41,926	23,861	8,772	(37,378)	37,181
Investment in subsidiaries	14,602	3,806	—	(18,408)	—
Total assets	$96,051	$268,974	$207,203	$(61,600)	$510,628

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$43,561	$11,920	$5,879	$(2,563)	$58,797
Current portion of long-term debt	—	1	9,700	—	9,701
Total current liabilities	43,561	11,921	15,579	(2,563)	68,498
Long-term debt, net of current portion	110,659	—	156,000	—	266,659
Deferred tax liabilities	8,076	(1,763)	—	395	6,708
Other long-term liabilities	5,490	108	35,640	(37,936)	3,302
Intercompany	(237,196)	237,196	—	—	—
Total liabilities	(69,410)	247,462	207,219	(40,104)	345,167
Stockholders’ equity	165,461	21,512	(16)	(21,496)	165,461
Total liabilities and stockholders’ equity	$96,051	$268,974	$207,203	$(61,600)	$510,628

Condensed Consolidating Statement of Operations for the three months ended June 30, 2006 (in thousands)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenues	$4,502	$103,501	$4,502	$(22,008)	$90,497
Operating expenses	4,893	84,157	7	(21,922)	67,135
Pre-opening and start-up expenses	—	—	—	—	—
Depreciation and amortization	—	3,291	1,055	(133)	4,213
General and administrative expenses	5,419	—	19	—	5,438
Income (loss) from operations	(5,810)	16,053	3,421	47	13,711
Overhead allocations	(9,017)	9,017	—	—	—
Interest, net	2,119	1,271	3,195	10	6,595
Equity earnings in subsidiaries	5,738	—	—	(5,738)	—
Income (loss) from continuing operations before provision for income taxes	6,826	5,765	226	(5,701)	7,116
Provision for income taxes	2,945	—	—	108	3,053
Income (loss) from continuing operations	3,881	5,765	226	(5,809)	4,063
Discontinued operations, net of income tax benefit of $98	—	(182)	—	—	(182)
Net income (loss)	$3,881	$5,583	$226	$(5,809)	$3,881

Condensed Consolidating Statement of Operations for the three months ended June 30, 2005 (in thousands)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenues	$4,483	$88,270	$4,502	$(18,753)	$78,502
Operating expenses	4,197	73,716	14	(18,419)	59,508
Pre-opening and start-up expenses	—	2,152	—	—	2,152
Depreciation and amortization	21	2,843	1,055	(103)	3,816
General and administrative expenses	4,880	—	19	—	4,899
Income (loss) from operations	(4,615)	9,559	3,414	(231)	8,127
Overhead allocations	(6,665)	6,665	—	—	—
Interest, net	557	1,527	3,485	11	5,580
Equity earnings in subsidiaries	(601)	—	—	601	—
Income (loss) from continuing operations before provision (benefit) for income taxes	892	1,367	(71)	359	2,547
Provision (benefit) for income taxes	1,203	—	—	(27)	1,176
Income (loss) from continuing operations	(311)	1,367	(71)	386	1,371
Discontinued operations, net of income tax benefit of $904	—	(1,682)	—	—	(1,682)
Net income (loss)	$(311)	$(315)	$(71)	$386	$(311)

Condensed Consolidating Statement of Operations for the six months ended June 30, 2006 (in thousands)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenues	$9,004	$197,691	$9,004	$(41,354)	$174,345
Operating expenses	10,072	163,356	33	(41,183)	132,278
Pre-opening and start-up expenses	—	2,657	—	—	2,657
Depreciation and amortization	—	6,090	2,111	(262)	7,939
General and administrative expenses	10,512	—	38	—	10,550
Income (loss) from operations	(11,580)	25,588	6,822	91	20,921
Overhead allocations	(17,403)	17,403	—	—	—
Interest, net	2,597	2,540	6,479	21	11,637
Equity earnings in subsidiaries	5,181	—	—	(5,181)	—
Income (loss) from continuing operations before provision for income taxes	8,407	5,645	343	(5,111)	9,284
Provision for income taxes	3,839	—	—	170	4,009
Income (loss) from continuing operations	4,568	5,645	343	(5,281)	5,275
Discontinued operations, net of income tax benefit of $381	—	(707)	—	—	(707)
Net income (loss)	$4,568	$4,938	$343	$(5,281)	$4,568

Condensed Consolidating Statement of Operations for the six months ended June 30, 2005 (in thousands)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$9,010	$171,727	$9,004	$(37,599)	$152,142
Operating expenses	8,462	142,485	24	(36,932)	114,039
Pre-opening and start-up expenses	—	6,846	—	—	6,846
Depreciation and amortization	42	5,592	2,111	(200)	7,545
General and administrative expenses	11,199	—	38	—	11,237
Income (loss) from operations	(10,693)	16,804	6,831	(467)	12,475
Overhead allocations	(15,590)	15,590	—	—	—
Interest, net	1,478	2,800	7,025	21	11,324
Equity earnings in subsidiaries	(5,307)	—	—	5,307	—
Income (loss) from continuing operations before provision (benefit) for income taxes	(1,888)	(1,586)	(194)	4,819	1,151
Provision (benefit) for income taxes	696	—	—	(76)	620
Income (loss) from continuing operations	(2,584)	(1,586)	(194)	4,895	531
Discontinued operations, net of income tax benefit of $1,677	—	(3,115)	—	—	(3,115)
Net income (loss)	$(2,584)	$(4,701)	$(194)	$4,895	$(2,584)

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(4,090)	$8,615	$6,319	$—	$10,844

Cash flows from investing activities:
Capital expenditures	—	(9,073)	—	—	(9,073)
Purchase of investment securities	(185,050)	—	—	—	(185,050)
Sales of investment securities	183,325	—	—	—	183,325
Payments to restricted debt payment account, net	—	—	(6,294)	—	(6,294)
Net cash used in investing activities	$(1,725)	$(9,073)	$(6,294)	$—	$(17,092)

Cash flows from financing activities:
Tax benefit of stock option exercises	198	—	—	—	198
Payments on capital lease obligations	—	(5)	—	—	(5)
Proceeds from exercise of stock options	1,554	—	—	—	1,554
Net cash provided by financing activities	1,752	(5)	—	—	1,747

Net (decrease) increase in cash and cash equivalents	(4,063)	(463)	25	—	(4,501)

Cash and cash equivalents at beginning of period	12,579	1,114	30	—	13,723

Cash and cash equivalents at end of period	$8,516	$651	$55	$—	$9,222

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2005 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(905)	$15,597	$5,836	$—	$20,528

Cash flows from investing activities:
Capital expenditures	—	(14,552)			(14,552)
Acquisition of a business	(9,064)	—	—	—	(9,064)
Purchases of investment securities	(665,845)	—	—	—	(665,845)
Sales of investment securities	678,135	—	—	—	678,135
Payments to restricted debt payment account, net	—	—	(5,795)	—	(5,795)
Net cash provided by (used) in investing activities	$3,226	$(14,552)	$(5,795)	$—	$(17,121)

Cash flows from financing activities:
Payments on acquired debt	(1,905)	—	—	—	(1,905)
Payments on capital lease obligations	—	(170)	—	—	(170)
Proceeds from exercise of stock options	1,720				1,720
Net cash used in financing activities	(185)	(170)	—	—	(355)

Net increase in cash and cash equivalents	2,136	875	41	—	3,052

Cash and cash equivalents at beginning of period	9,559	296	40	—	9,895

Cash and cash equivalents at end of period	$11,695	$1,171	$81	$—	$12,947

ITEM 2.                             Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading provider of correctional, detention, educational, rehabilitation and treatment services outsourced by federal, state and local government agencies. We provide a diversified portfolio of services for adults and juveniles through our three operating divisions: (1) adult secure institution and detention services; (2) juvenile justice, educational and treatment services and (3) adult community-based corrections and treatment services. At June 30, 2006, we operated 80 facilities with a total service capacity of 19,140. We also had three facilities that were substantially vacant with an aggregate service capacity of 406. Our facilities are located in 18 states and the District of Columbia.

The following table (which excludes data related to discontinued operating facilities) sets forth for the periods indicated total residential service capacity and contracted beds in operation at the end of the periods shown, average contract occupancy percentages and total non-residential service capacity.

	June 30,	June 30,
	2006	2005
Residential
Service capacity (1) (2)	14,348	14,324
Contracted beds in operation (end of period) (1) (3)	13,624	11,997
Average contract occupancy based on contracted beds in operation (1) (4) (5)	95.7%	95.8%
Average contract occupancy excluding start-up operations (1) (4) (5)	95.7%	102.7%
Non-Residential
Service capacity (1) (6)	4,792	4,942

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

We derive substantially all of our revenues from providing adult corrections and treatment and juvenile justice, educational and treatment services outsourced by federal, state and local government agencies in the United States.  Revenues for our services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis or on a cost-plus reimbursement basis. For the three months ended June 30, 2006, our revenue base consisted of 70.5% for services provided under per diem contracts, 18.7% for services provided under take-or-pay and management contracts, 7.2% for services provided under cost-plus reimbursement contracts, 2.4% for services provided under fee-for-service contracts and 1.2% from other miscellaneous sources. For the six months ended June 30, 2006, our revenue base consisted of 73.9% for services provided under per diem contracts, 14.3% for services provided under take-or-pay and management contracts, 8.0% for services provided under cost-plus reimbursement contracts, 2.6% for services provided under fee-for-service contracts and 1.2% from other miscellaneous sources.  While these percentages are generally consistant with comparable statistics for the three months ended June 30, 2005, there has been a decrease in the percentage of revenues for services provided under per diem contracts and in the percentage of revenues provided under fee-for-service contracts, and an increase in the percentage of revenues provided under take-or-pay contracts between the comparable periods.  The increase in the percentage of revenues provided under take-or-pay contracts is primarily due to the start of operations at the Moshannon Valley Correctional Center in April 2006.  Revenues can fluctuate from period to period due to changes in government funding policies, changes in the number of people referred to our facilities by governmental agencies, the opening of new facilities or the expansion of existing facilities and the termination of contracts for a facility or the closure of a facility.

Revenues for our adult secure institutional services division are primarily generated from per diem, take-or-pay and management contracts.  For the three months ended June 30, 2006 and 2005, we realized average per diem rates on our adult secure institutional facilities of approximately $58.45 and $48.22, respectively.   For the six months ended June 30, 2006 and 2005, we realized average per diem rates of approximately $56.18 and $48.35, respectively. The increase in the average per diem rates in 2006 is due primarily to the opening of the Moshannon Valley Correctional Center in April 2006.

Revenues for our juvenile justice, educational and treatment services division are primarily generated from per diem, fee-for-service and cost-plus reimbursement contracts.  For the three months ended June 30, 2006 and 2005, we realized average per diem rates on our residential juvenile facilities of approximately $164.28 and $161.61, respectively.  For the six months ended June 30, 2006 and 2005, we realized average per diem rates of approximately $168.89 and $162.95, respectively.  For the three months ended June 30, 2006 and 2005, we realized average fee-for-service rates for our non-residential community-based juvenile facilities and programs, including rates that are limited by Medicaid and other private insurance providers, of approximately $36.33 and $32.00, respectively.  For the six months ended June 30, 2006 and 2005, we realized average fee-for-service rates of approximately $35.63 and $31.57, respectively.  The increase in the average fee-for-service rates for 2006 is due to changes in the mix of services provided at our non-residential juvenile facilities and programs, as well as the addition of several new alternative education programs in 2005. The majority of our juvenile services contracts renew annually.

Revenues for our adult community-based corrections and treatment services division are primarily generated from per diem and fee-for-service contracts.  For the three months ended June 30, 2006 and 2005, we realized average per diem rates on our residential adult community-based facilities of approximately $60.33 and $61.16, respectively.  For the six months ended June 30, 2006 and 2005, we realized average per diem rates of $62.62 and $61.36, respectively.  For the three months ended June 30, 2006 and 2005, we realized average fee-for-service rates on our non-residential adult community-based programs of approximately $10.16 and $9.55, respectively.  For the six months ended June 30, 2006 and 2005, we realized average fee-for-service rates of approximately $8.75 and $8.54, respectively.

Factors considered in determining billing rates to charge include: (1) the programs specified by the contract and the related staffing levels, (2) wage levels customary in the respective geographic areas, (3) whether the proposed facility is to be leased or purchased and (4) the anticipated average occupancy levels that could reasonably be maintained.

We have historically experienced higher operating margins in our adult secure institutional services and adult community-based corrections and treatment services as compared to the juvenile justice, educational and treatment services division. Additionally, our operating margins within a division can vary from facility to facility based on whether a facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract, and our ability to increase a facility’s contract revenue. Under take-or-pay contracts, such as the Moshannon Valley Correctional Center, operating margins are typically higher during the early stages of the contract as the facility’s population ramps up (as revenues are received at contract percentages regardless of actual occupancy).  As the variable costs (primarily resident related and certain facility costs) increase as the population grows, operating margins will generally decline to a stabilized level.  We would expect such margin impact pertaining to our Moshannon Valley Correctional Center to occur in the third and fourth quarters of 2006. A decline in occupancy of certain juvenile justice, educational and treatment facilities can have a more significant impact on operating results than the adult secure institutional services division due to higher per diem rates at certain juvenile facilities.

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

We are responsible for all facility operating costs, except for certain debt service and interest or lease payments for facilities where we have a management contract only. At these facilities, the facility owner is responsible for all debt service and interest or lease payments related to the facility. We are responsible for all other operating expenses at these facilities. We operated 21 facilities under management contracts at June 30, 2006 and 2005.

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

Recent Developments

Moshannon Valley Correctional Center

In April 2006 we began operations at the Moshannon Valley Correctional Center in Pennsylvania.

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

The adoption of SFAS No. 123R reduced income from continuing operations before income taxes for the three and six months ended June 30, 2006 by approximately $0.5 million and $1.2 million, respectively, and reduced net income for the three and six months ended June 30, 2006 by approximately $0.3 million ($0.02 per basic and diluted share) and $0.7 million ($0.05 per basic and diluted share), respectively. The adoption of SFAS No. 123R had an immaterial effect on our Consolidated Statement of Cash Flows for the six months ended June 30, 2006. Refer to Part I, Item 1, Footnote 2 to the consolidated financial statements for further information concerning the adoption of SFAS No. 123R.

Employee-Stock Purchase Plan

We have an employee stock purchase plan under which employees can make contributions to purchase our common stock. Participation in the plan is elected annually by employees. The plan year begins each January 1st (the “Grant Date”) and ends on December 31st (the “Exercise Date”). Purchases of common stock are made at the end of the year using the lower of the fair market value on either the Grant Date or Exercise Date, less a 15% discount. Under SFAS No. 123R, compensatory employee stock purchase plans (“ESPP”) are required to recognize compensation cost over the requisite service period for grants made under the ESPP. We recognized approximately $0.02 million and $0.04 milion of expense related to this plan in the three and six months ended June 30, 2006.

Financial Accounting Standards Board Interpretation No. 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes” (“FIN 48”), to clarify the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently reviewing this new guidance to determine the expected impact on our financial statements.

Results of Operations

The following table sets forth for the periods indicated the percentages of revenue represented by certain items in our historical consolidated statements of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	74.2	75.8	75.8	75.0
Pre-opening and start-up expenses	—	2.7	1.5	4.5
Depreciation and amortization	4.7	4.9	4.6	5.0
General and administrative expenses	6.0	6.2	6.1	7.4
Income from operations	15.1	10.4	12.0	8.1
Interest expense, net	7.3	7.1	6.7	7.4
Income from continuing operations before provision for income taxes	7.8	3.3	5.3	0.7
Provision for income taxes	3.4	1.5	2.3	0.4
Income from continuing operations	4.4	1.8	3.0	0.3
Discontinued operations, net of tax	(0.2)	(2.1)	(0.4)	(2.0)
Net income (loss)	4.2%	(0.3)%	2.6%	(1.7)%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Certain comparisons of revenues, expenses and average contract capacity contained herein have been made excluding the effect of pre-opening and start-up expenses and revenues.  Disclosures excluding the effect of pre-opening and start-up expenses and revenues represent measures calculated in a manner that is not consistent with U.S. generally accepted accounting principles (GAAP).  We believe the exclusion of the non-recurring effect of pre-opening and start-up expenses and revenues increases the reader’s understanding of our operating trends.

Revenues.  Revenues increased approximately $12.0 million, or 15.3%, to $90.5 million for the three months ended June 30, 2006 from $78.5 million for the three months ended June 30, 2005.

Adult Secure. Adult secure institutional services division revenues increased approximately $14.6 million, or 46.1%, to $46.3 million for the three months ended June 30, 2006 from $31.7 million for the three months ended June 30, 2005 due primarily to (1) revenues of approximately $8.9 million at the Moshannon Valley Correctional Center which opened in April 2006, (2) an increase in revenues of approximately $2.1 million at the Regional Correctional Center due to increased occupancy, (3) revenues of approximately $1.9 million at the Mesa Verde Community Correctional Center and (4) an increase in revenues of approximately $0.8 million at the D. Ray James Prison due to increased occupancy and a per diem rate increase in mid-year 2005. The remaining net increase in revenues of approximately $0.9 million was due to various insignificant fluctuations in revenues at our other adult secure facilities.

Our adult secure institutional services division revenues are primarily generated from contracts with federal and state government agencies.  At June 30, 2006 we operated 11 adult secure institutional facilities with an aggregate service capacity of 9,586.

Average contract occupancy was 93.0% for the three months ended June 30, 2006 compared to 94.9% for the three months ended June 30, 2005.  Excluding the actual occupancy and contract capacity for the start-up activities of the Regional Correctional Center in 2005, average contract occupancy was 105.1% for the three months ended June 30, 2005.  The average per diem rate for our adult secure facilities was approximately $58.45 and $48.22 for the three months ended June 30, 2006 and 2005, respectively.  The increase in the per diem rate for 2006 was due to the opening of the Moshannon Valley Correctional Center in April 2006.  There were no revenues attributable to start-up operations in the three months ended June 30, 2006.  Revenues attributable to start-up operations were approximately $1.0 million in the three months ended June 30, 2005 and were attributable to the Regional Correctional Center in New Mexico.

Juvenile. Juvenile justice, educational and treatment services division revenues decreased approximately $1.6 million, or 5.3%, to $28.7 million for the three months ended June 30, 2006 from $30.3 million for the three months ended June 30, 2005 due primarily to a decrease in revenues of approximately $1.3 million due to the temporary closure of the Campbell Griffin Treatment Center in October 2005 and a decrease in revenues of approximately $1.0 million at the Danville Center for Adolescent Females due to reduced occupancy preceeding the effective conclusion of our management contract in March 2006.  The remaining net increase in revenues of approximately $0.7 million was due to various insignificant fluctuation in revenues at our other juvenile facilities and programs. We currently plan to reactivate the Campbell Griffin Treatment Center in the fourth quarter of 2006.

At June 30, 2006, we operated 18 residential juvenile facilities and 15 non-residential juvenile community-based programs with an aggregate service capacity of 4,165.  Our contracts for these facilities and programs are generally with state and local government agencies and generally renew annually.

Average contract occupancy for the three months ended June 30, 2006 was 92.1% compared to 91.6% for the three months ended June 30, 2005.

The average per diem rate for our residential juvenile facilities was approximately $164.28 for the three months ended June 30, 2006 compared to $161.61 for the three months ended June 30, 2005.  Our average fee-for-service rate for our non-residential juvenile community-based facilities and programs was approximately $36.33 for the three months ended June 30, 2006 compared to $32.00 for the three months ended June 30, 2005. The increase in average fee-for-service rate in 2006 is due to changes in the mix of services provided at our non-residential juvenile facilities and programs, as well as the addition of several new alternative education programs in 2005. There were no revenues attributable to start-up operations for the three months ended June 30, 2006 and 2005.

Adult Community-Based. Adult community-based corrections and treatment services division revenues decreased approximately $1.0 million, or 6.1%, to $15.5 million for the three months ended June 30, 2006 from $16.5 million for the three months ended June 30, 2005 due primarily to a decrease in revenues of approximately $0.6 million at our Southwood  programs due to reduced participation in these programs and a decrease in revenues of approximately $0.3 million due to the termination of our management contract for the SMART program in September 2005. The remaining net decrease in revenues of $0.1 million was due to various fluctuations in revenues at our other adult community-based facilities and programs.

At June 30, 2006, we operated 26 residential adult community-based facilities and 10 non-residential adult community-based programs with an aggregate service capacity of 5,389.  Average contract occupancy was 97.1% for the three months ended June 30, 2006 compared to 105.0% for the three months ended June 30, 2005.  The average per diem rate for our residential adult community-based facilities was approximately $60.33 for the three months ended June 30, 2006 compared to $61.16 for the three months ended June 30, 2005.  The average fee-for-service rate for our non-residential adult community-based programs was approximately $10.16 for the three months ended June 30, 2006 compared to $9.55 for the three months ended June 30, 2005.  There were no revenues attributable to start-up operations for the three months ended June 30, 2006 and 2005.

Operating Expenses. Operating expenses increased approximately $7.6 million, or 12.8%, to $67.1 million for the three months ended June 30, 2006 from $59.5 million for the three months ended June 30, 2005.

Adult Secure. Adult secure institutional services division operating expenses increased approximately $9.1 million, or 41.7%, to $30.9 million for the three months ended June 30, 2006 from $21.8 million for the three months ended June 30, 2005 due primarily to (1) operating expenses of approximately $4.4 million at the Moshannon Valley Correctional Center which opened in April 2006, (2) an increase in operating expenses of approximately $2.8 million at the Regional Correctional Center as the operating expenses for the three months ended June 30, 2005 were reported as pre-opening and start-up expenses and (3) operating expenses of approximately $1.2 million at the Mesa Verde Community Correctional Center.  The remaining net increase in operating expenses of approximately $0.7 million was due to various fluctuations in operating expenses at our other adult secure facilities.

As a percentage of segment revenues, adult secure institutional services division operating expenses were 66.8% for the three months ended June 30, 2006 compared to 68.7% for the three months ended June 30, 2005.  As Moshannon Valley Correctional Center continues to ramp its population, we anticipate some margin decreases as certain variable costs increase.  Excluding approximately $1.0 million of revenues attributable to the start-up operations of the Regional Correctional Center for the three months ended June 30, 2005, adult secure institutional services division operating expenses, as a percentage of segment revenues, were 71.0%.

Juvenile. Juvenile justice, educational and treatment services division operating expenses decreased approximately $1.2 million, or 4.8%, to $23.8 million for the three months ended June 30, 2006 from $25.0 million for the three months ended June 30, 2005 due primarily to a decrease in operating expenses of approximately $1.0 million due to the temporary closure of the Campbell Griffin Treatment Center in October 2005 and a decrease in operating expenses of approximately $1.0 million at the Danville Center for Adolescent Females (due to reduced occupancy as noted above).  The remaining net increase in operating expenses of approximately $0.8 million was due to various insignificant fluctuations in operating expenses at our other juvenile facilities and programs.

As a percentage of segment revenues, juvenile services division operating expenses were 83.0% for the three months ended June 30, 2006 compared to 82.6% for three months ended June 30, 2005.

Adult Community-Based. Adult community-based corrections and treatment services division operating expenses decreased approximately $0.3 million, or 2.4%, to $12.4 million for the three months ended June 30, 2006 from $12.7 million for the three months ended June 30, 2005 due to a decrease in operating expenses of approximately $ 0.2 million due to the termination of our management contract for the SMART program in September 2005 and a decrease in operating expenses of $0.1 million at the Southwood programs.

As a percentage of segment revenues, adult community-based division operating expenses were 79.8% for the three months ended June 30, 2006 compared to 77.1% for the three months ended June 30, 2005.

Pre-Opening and Start-up Expenses. There were no pre-opening and start-up expenses for the three months ended June 30, 2006.  Pre-opening and start-up expenses for the three months ended June 30, 2005 were approximately $2.2 million and were attributable to the pre-opening and start-up activities of the Regional Correctional Center and the Moshannon Valley Correctional Center.

Depreciation and Amortization.  Depreciation and amortization increased approximately $0.4 million, or 10.5%, to $4.2 million for the three months ended June 30, 2006 from $3.8 million for the three months ended June 30, 2005 due primarily to depreciation of the building and related furniture and equipment at the Moshannon Valley Correctional Center which opened in April 2006.  Amortization of intangibles was approximately $0.6 million and $0.5 million for the three months ended June 30, 2006 and 2005, respectively.

General and Administrative Expenses. General and administrative expenses increased approximately $0.5 million, or 10.2%, to $5.4 million for the three months ended June 30, 2006 from $4.9 million for the three months ended June 30, 2005 due primarily to compensation expense of approximately $0.5 million recognized under the provisions of FAS 123R which we adopted effective January 1, 2006. See note 2 to the accompanying financial statements for further discussion concerning our adoption of FAS 123R.

Interest. Interest expense, net of interest income, increased to approximately $6.6 million for the three months ended June 30, 2006 from $5.6 million for the three months ended June 30, 2005.  In the three months ended June 30, 2006 we recognized interest expense related to the interest rate swap of $0.1 million compared to interest income of $0.3 million in the three months ended June 30, 2005.  At current interest rate levels, we would expect to continue to incur additional interest expense under our interest rate swap.  Any additional rise in interest rates would increase our interest expense.  Moreover, we did not capitalize interest in the three months ended June 30, 2006.  Capitalized interest for the three months ended June 30, 2005 was approximately $0.6 million and related to development and construction costs for the Moshannon Valley Correctional Center.

Income Taxes. For the three months ended June 30, 2006, we recognized a provision for income taxes on our income from operations at an estimated effective rate of 42.9%.  For the three months ended June 30, 2005, we recognized a provision for income taxes on income from continuing operations at an estimated effective rate of 46.2%.  The change in our estimated effective tax rate in 2006 was related to an increase in operating income across certain of our business segments and the impact of certain non-deductible expenses such as lobbying and tax-exempt income.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues. Revenues increased approximately $22.2 million, or 14.6%, to $174.3 million for the six months ended June 30, 2006 from $152.1 million for the six months ended June 30, 2005.

Adult Secure. Adult secure institutional services division revenues increased approximately $22.0 million, or 35.1%, to $84.6 million for the six months ended June 30, 2006 from $62.6 million for the six months ended June 30, 2005 due primarily to (1) revenues of approximately $8.9 million at the Moshannon Valley Correctional Center which opened in April 2006, (2) an increase in revenues of approximately $6.0 million at the Regional Correctional Center due to increased occupancy, (3) revenues of approximately $3.4 million at the Mesa Verde Community Correctional Facility which we began managing in January 2006, (4) an increase in revenues of approximately $1.6 million at the D. Ray James Prison due to increased occupancy coupled with a per diem rate increase in 2005, (5) an increase in revenues of approximately $0.9 million at our two secure facilities in California and (6) an increase in revenues of approximately $0.5 million at the Lincoln County Detention Center acquired from CSI in April 2005.  The remaining net increase in revenues of approximately $0.7 million was due to various fluctuations in revenues at our other adult secure facilities.

Average contract occupancy for the six months ended June 30, 2006 was 95.6% compared to 93.9% for the six months ended June 30, 2005.  Excluding the actual occupancy and contract capacity for the start-up operations of the Regional Correctional Center in the six months ended June 30, 2005, average contract occupancy was 104.1% for the six months ended June 30, 2005.

 The average per diem rate for our adult secure facilities was approximately $56.18 and $48.35 for the six months ended June 30, 2006 and 2005, respectively.  The increase in the per diem rate in 2006 is due to the opening of the Moshannon Valley Correctional Center in April 2006.  There were no revenues attributable to start-up operations for the six months ended June 30, 2006.  Revenues attributable to start-up operations for the six months ended June 30, 2005 were approximately $2.5 million and were attributable to the start-up operations of the Regional Correctional Center in New Mexico.

Juvenile. Juvenile justice, educational and treatment services division revenues decreased approximately $2.5 million, or 4.1%, to $58.0 million for the six months ended June 30, 2006 from $60.5 million for the six months ended June 30, 2005 due primarily to a decrease in revenues of approximately $2.8 million as a result of the temporary closure of the Campbell Griffin Treatment Center in October 2005 and a decrease in revenues of approximately $1.1 million at the Danville Center for Adolescent Females due to reduced occupancy preceeding the effective conclusion of our management contract in March 2006. The decrease in revenues due to the above was offset, in part, by an increase of approximately $1.1 million at the Southern Peaks Regional Treatment Center due to increased occupancy and an increase in revenues of approximately $1.2 million from the commencement of our management contract for the Reading Alternative Education Program in July 2005. The remaining net decrease in revenues of approximately $0.9 million was due various fluctuations in revenues at our other juvenile facilities and programs.

Average contract occupancy was 91.8% for the six months ended June 30, 2006 and 2005. Excluding the actual occupancy and contract capacity for the start-up activities of the Southern Peaks Regional Treatment Center in 2005, average contract occupancy was 93.5% for the six months ended June 30, 2005.  The average per diem rate for our residential juvenile facilities was approximately $168.89 and $162.95 for the six months ended June 30, 2006 and 2005, respectively.  Our average fee-for-service rate for our non-residential juvenile community-based facilities and programs was approximately $35.63 and $31.57 for the six months ended June 30, 2006 and 2005, respectively.  The increase in average fee-for-service rate in 2006 is due to changes in the mix of services provided, as well as the addition of several new alternative education programs in 2005.

There were no revenues attributable to start-up operations for the six months ended June 30, 2006.  Revenues attributable to start-up operations were approximately $1.5 million for the six months ended June 30, 2005 and were attributable to the start-up operations of the Southern Peaks Regional Treatment Center.

Adult Community-Based. Adult community-based corrections and treatment services division revenues increased approximately $2.7 million, or 9.3%, to $31.8 million for the six months ended June 30, 2006 from $29.1 million for the six months ended June 30, 2005 due primarily to revenues of approximately $2.8 million generated from the facilities and programs acquired from Correctional Systems, Inc. (“CSI”) in April 2005.  The remaining net decrease in revenues of approximately $0.1 million was due to various insignificant fluctuations in revenues at our other adult community-based facilities and programs.

Average contract occupancy for the six months ended June 30, 2006 was  98.4% compared to 103.2% for the six months ended June 30, 2005.  The average per diem rate for our residential adult community-based facilities was $62.62 and $61.36 for the six months ended June 30, 2006 and 2005, respectively.   The average fee-for-service rate for our non-residential adult community-based programs was $8.75 and $8.54 for the six months ended June 30, 2006 and 2005, respectively.   There were no revenues attributable to start-up operations for the six months ended June 30, 2006 and 2005.

Operating Expenses. Operating expenses increased approximately $18.3 million, or 16.1%, to $132.3 million for the six months ended June 30, 2006 from $114.0 million for the six months ended June 30, 2005.

Adult Secure. Adult secure institutional services division operating expenses increased approximately $15.3 million, or 36.3%, to $57.4 million for the six months ended June 30, 2006 from $42.1 million for the six months ended June 30, 2005 due primarily to (1) an increase in operating expenses of approximately $4.4 million at the Moshannon Valley Correctional Center which opened in April 2006 (operating expenses of approximately $0.1 million incurred during the same period of 2005 were reported as pre-opening and start-up expenses), (2) operating expenses of approximately $2.4 million at the Mesa Verde Community Correctional Center we began operating in January 2006, (3) an increase in operating expenses of approximately $6.3 million at the Regional Correctional Center (as the expenses incurred in the same period of 2005 were reported as pre-opening and start-up expenses), (4) an increase in operating expenses of approximately $0.6 million at our two secure facilities in California due to increased occupancy and (5) an increase in operating expenses of approximately $0.4 million at the Lincoln County Detention Center acquired from CSI in April 2005. The remaining net increase in operating expenses of $1.2 million was due to various fluctuations in operating expenses at our other adult secure facilities.

As a percentage of segment revenues, adult secure institutional services division operating expenses were 67.9% for the six months ended June 30, 2006 compared to 67.2% for the six months ended June 30, 2005.  Excluding approximately $2.5 million of revenues attributable to the start-up operations of the Regional Correctional Center in the six months ended June 30, 2005, adult secure institutional services division operating expenses, as a percentage of segment revenues, were 70.1% for the six months ended June 30, 2005.

Juvenile. Juvenile justice, educational and treatment services division operating expenses increased approximately $0.5 million, or 1.0%, to $49.8 million for the six months ended June 30, 2006 from $49.3 million for the six months ended June 30, 2005 due primarily to (1) a decrease in operating expenses of approximately $1.9 million due to the temporary closure of the Campbell Griffin Treatment Center in October 2005, (2) a decrease in operating expenses of approximately $1.2 million at the Danville Center for Adolescent Females due to reduced occupancy as our management contract for this facility effectively concluded in March 2006 and (3) a decrease in operating expenses of approximately $1.0 million due to personnel costs recognized in the six months ended June 30, 2005 associated with management streamlining initiatives implemented in the first quarter of 2005.  The decrease in operating expenses due to the above was offset, in part, by (1) an increase in operating expenses of approximately $2.6 million at the Southern Peaks Regional Treatment Center (as operating expenses of $1.8 in the six months ended June 30, 2005 were reported as pre-opening and start-up expenses) and (2) an increase in operating expenses of approximately $0.9 million due to the commencement of our management contract for the Reading Alternative Education Program in July 2005.  The remaining net increase in operating expenses of approximately $1.2 million was due to various insignificant fluctuations in operating expenses at our other juvenile facilities/programs.

As a percentage of segment revenues, juvenile services division operating expenses were 85.9% for the six months ended June 30, 2006 compared to 81.6% for the six months ended June 30, 2005.  Excluding approximately $1.5 million of revenues attributable to the start-up operations of the Southern Peaks Regional Treatment Center in the six months ended June 30, 2005, juvenile services division operating expenses, as a percentage of segment revenues, were 83.7%.

Adult Community-Based. Adult community-based corrections and treatment services division operating expenses increased approximately $2.4 million, or 10.6%, to $25.1 million for the six months ended June 30, 2006 from $22.7 million for the six months ended June 30, 2005 due primarily to operating expenses of approximately $2.7 million from the facilities and programs acquired from CSI in April 2005.  The remaining net decrease in operating expenses of approximately $0.3 million was due various insignificant fluctuations in operating expenses at our other adult community-based facilities and programs.

As a percentage of segment revenues, adult community-based corrections and treatment services division operating expenses were 79.0% for the six months ended June 30, 2006 compared to 77.8% for the six months ended June 30, 2005.

Pre-Opening and Start-up Expenses. Pre-opening and start-up expenses for the six months ended June 30, 2006 were approximately $2.7 million and were attributable to the pre-opening activities of the Moshannon Valley Correctional Center.  Pre-opening and start-up expenses for the six months ended June 30, 2005 were approximately $6.8 million and were attributable to the pre-opening and start-up activities of the Regional Correctional Center, the Southern Peaks Regional Treatment Center and the Moshannon Valley Correctional Center.

Depreciation and Amortization.  Depreciation and amortization increased approximately $0.4 million, or 5.3%, to $7.9 million for the six months ended June 30, 2006 compared to $7.5 million for the six months ended June 30, 2005 due primarily to depreciation of the building and related furniture and equipment at the Moshannon Valley Correctional Center which opened in April 2006.  Amortization of intangibles was approximately $1.1 million and $1.0 million for the six months ended June 30, 2006 and 2005, respectively.

General and Administrative Expenses. General and administrative expenses decreased approximately $0.6 million, or 5.4%, to $10.6 million for the six months ended June 30, 2006 from $11.2 million for the six months ended June 30, 2005 due primarily to (1) a restructuring charge of approximately $1.1 million in the six months ended June 30, 2005 for personnel costs associated with management’s streamlining initiatives implemented in the first quarter of 2005 and (2) professional and consulting expenses of approximately $0.5 million in 2005.  The decreases above were offset by an increase in compensation expense of approximately $1.1 million resulting from adoption of FAS 123R.

Interest. Interest expense, net of interest income, increased to $11.6 million for the six months ended June 30, 2006 from $11.3 million for the six months ended June 30, 2005.  For the six months ended June 30, 2006, we recognized interest expense related to the interest rate swap of approximately $0.04 million compared to interest rate savings of approximately $0.8 million in the six months ended June 30, 2005.  At current interest rate levels, we would expect to incur additional interest expense under our interest rate swap.  Any additional rise in interest rates would increase our interest expense.  Furthermore, interest expense decreased approximately $0.4 million due to an increase in capitalized interest during 2006.  For six months ended June 30, 2006, we capitalized interest of approximately $1.5 million related to the construction of the Moshannon Valley Correctional Center compared to approximately $1.1 million in the six months ended June 30, 2005.

Income Taxes. For the six months ended June 30, 2006, we recognized a provision for income taxes on our income from continuing operations at an estimated effective rate of 43.2%.  For the six months ended June 30, 2005, we recognized a provision for income taxes on our income from continuing operations at an estimated effective rate of 53.9%.  The change in our estimated effective rate in 2006 was related to an increase in operating income across certain of our business segments.

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

Cash Flows From Operating Activities.  Cash provided by operations was approximately $10.8 million for the six months ended June 30, 2006 compared to $20.5 million for the six months ended June 30, 2005.  The decrease in 2006 is due to an increase in accounts receivable (due to the activation of Moshannon Valley Correctional Center in April 2006) as well as the related timing of collections on accounts receivable in 2006 and 2005.

Cash Flows From Investing Activities.  Cash used in investing activities was approximately $17.1 million for the six months ended June 30, 2006 due to net purchases of investment securities of $1.7 million, capital expenditures of approximately $9.1 million and net payments to the restricted debt payment account of approximately $6.3 million. Cash used in investing activities was approximately $17.1 million for the six months ended June 30, 2005 due to net sales of investment securities of $12.3 million offset by capital expenditures of $23.7 million comprised of approximately $14.6 million for the development of Moshannon Valley Correctional Center and approximately $9.1 million (net) for the acquisition of CSI.  Additionally, there were net payments to the restricted debt payment account of approximately $5.8 million.

Cash Flows From Financing Activities.  Cash provided by financing activities was approximately $1.7 million due primarily to proceeds from the exercise of stock options.  Cash used by financing activities was approximately $0.4 million for the six months ended June 30, 2005 due primarily to repayments of approximately $1.9 million in debt acquired from CSI offset by stock option proceeds received of $1.7 million.

Treasury Stock/Repurchases.  There were no purchases of our common stock in the six months ended June 30, 2006 and 2005.

Long-Term Credit Facilities.  Our Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit, and is reduced by outstanding letters of credit.  The available commitment under our Credit Facility was approximately $49.8 million at June 30, 2006.  We had no outstanding borrowings on our Credit Facility at June 30, 2006, but we had outstanding letters of credit of approximately $10.2 million.  Subject to certain requirements, we have the right to increase the aggregate commitments under our Credit Facility up to an aggregate amount of $100.0 million.  Our Credit Facility matures in June 2008 and bears interest, at our election, depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.75% to 2.00%, or a rate which ranges from 2.25% to 3.50% above the applicable LIBOR rate. Our Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. Our Credit Facility is not secured by the assets of Municipal Corrections Finance, LP (“MCF”).  Our Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants.

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

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate.  The terms of the interest rate swap contract and the underlying debt instrument are identical.  We have designated the swap agreement as a fair value hedge.  The swap has a notional amount of $84.0 million and matures in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, we pay on a semi-annual basis (each January 1 and July 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receive a fixed-rate interest of 10.75%.  For the three and six months ended June 30, 2006, we recorded interest expense related to this interest rate swap of approximately $0.1 million and $0.04 million, respectively, which is reflected as interest expense in the accompanying financial statements.  For the three and six months ended June 30, 2005, we recorded interest savings related to this interest rate swap of approximately $0.3 million and $0.8 million, respectively, which is reflected as a reduction to interest expense in the accompanying financial statements.  The swap agreements are marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes.  At June 30, 2006 and December 31, 2005, the fair value of this derivative instrument was approximately ($3.1) million and ($0.1) million, respectively, and is included in other liabilities.  The carrying value of the Senior Notes as of these dates was reduced by the same amount. Because the swap agreement is an effective fair-value hedge, there is no effect on our results of operations from the mark-to-market adjustment as long as the swap is in effect.

Contractual Uncertainties Related to Certain Facilities

Big Spring Correctional Center.   The Federal Bureau of Prisons (“BOP”) is soliciting a Request for Proposals (“RFP”) for services to house approximately 7,000 low security non-United States citizen sentenced males in an existing secure correctional institution procured from private sources or state and local governments, with excess capacity, located in Arizona, California, Louisiana, New Mexico, Oklahoma or Texas to replace several existing intergovernmental agreements (“IGA”) for such services, including the IGA relating to our Big Spring Correctional Center.  We submitted a response to the RFP on August 8, 2006.  Our failure to successfully respond to this RFP would materially adversely affect our financial condition, results of operations and liquidity.

New Morgan Academy. We closed the New Morgan Academy in the fourth quarter of 2002 and have considered several options ranging from the utilization of the facility for another type of program or the sale or lease of the facility. As of June 30, 2006, we are focusing our efforts on the reopening of the facility by the fourth quarter of 2006. Once reopened, the facility will operate as a residential treatment facility for youth sex offenders. We are maintaining a small staff to secure and maintain the facility during the finalization of the reactivation plans.  We recognized pre-tax costs of $1.0 million and $1.9 million in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2006, respectively, for related holding costs (depreciation, interest, property, taxes and other maintenance costs). We recognized pre-tax costs of $0.9 million and $1.8 million in the three and six months ended June 30, 2005, respectively, related to these costs.

As of June 30, 2006, we believe that, pursuant to the provisions of SFAS No. 144, no impairment allowance is necessary. The carrying value of the property and equipment for the New Morgan Academy was approximately $19.6 million and $19.9 million at June 30, 2006 and December 31, 2005, respectively.

Regional Correctional Center. In January 2003, we executed a five-year lease for the Regional Correctional Center in Albuquerque, New Mexico. This 970 bed facility consists of two units, the 528 South Tower and the 442 bed North Tower. As of June 30, 2006, we had invested approximately $9.8 million on renovations and furniture and equipment for both towers. While we currently anticipate that there will be periods that the facility will reach substantial capacity during 2006, there can be no assurance that we will develop (maintain) enough volume at the facility to assure its profitability. The lease for the facility requires monthly rental payments of approximately $113,000 for the first two years and $130,000 for the last three years of the lease.

Central California Treatment Center. In January 2004, we purchased a building in Los Angeles, California for which our carrying value was approximately $2.7 million at December 31, 2005. In 2005, we received notice from a local governmental agency indicating a desire to acquire the facility. In early 2006, the governmental agency initiated condemnation proceedings relating to the facility and deposited approximately $2.9 million of condemnation proceeds with the court, which we received in July 2006. We also have commenced litigation contesting the valuation of the facility submitted by the governmental agency.

Campbell Griffin Treatment Center. In October 2005, we initiated the temporary closure of this leased facility in San Antonio, Texas. It is our intent to reactivate this facility during the fourth quarter of 2006. Accordingly, it has not been included in discontinued operations.

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

We maintain operating leases in the ordinary course of our business activities.  These leases include those for operating facilities, office space and office and operating equipment, and the terms of these agreements range from 2006 until 2075.  As of June 30, 2006, our total commitment under these operating leases was approximately $33.3 million.

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of June 30, 2006 (in thousands):

	Payments Due by Period
			2007 -	2009 -
	Total	2006	2008	2010	Thereafter

Contractual Obligations:
Long-term debt - principal
• Cornell Companies, Inc.	$112,000	$—	$—	$—	$112,000
• Special Purpose Entities	165,700	9,700	21,900	25,800	108,300
Long-term debt - interest (1)
• Cornell Companies, Inc.	75,140	6,296	25,055	25,029	18,760
• Special Purpose Entities	89,490	7,017	25,537	22,666	34,270
Capital lease obligations
• Cornell Companies, Inc.	52	10	20	21	1
Operating leases	33,273	3,203	11,050	8,540	10,480
Consultative and non-competition agreements	1,127	486	641	—	—
Total contractual cash obligations	$476,782	$26,712	$84,203	$82,056	$283,811

(1)          We have an interest rate swap agreement under which we receive a fixed interest rate and pay a floating interest rate. The future cash payments on the Cornell Companies, Inc. long-term debt – interest assume an effective rate of 11.16% on the related interest rate swap contract. An increase in the six-month U.S. dollar LIBOR rate would increase future interest payments as required under this arrangement.

We enter into letters of credit in the ordinary course of our operating and financing activities.  As of June 30, 2006, we had outstanding letters of credit of approximately $10.2 million related to insurance and other operating activities.  The following table details our letter of credit commitments as of June 30, 2006 (in thousands):

	Total	Amount of Commitment Expiration Per Period
	Amounts	Less than			Over
	Committed	1 Year	1-3 Years	4-5 Years	5 Years

Commercial Commitments:
Standby letters of credit	$10,182	$9,432	$—	$750	$—

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

Interest Rate Exposure

Our exposure to changes in interest rates primarily results from our long-term debt with both fixed and floating interest rates.  The debt on our consolidated financial statements with fixed interest rates consists of the 8.47% Bonds issued by MCF in August 2001 in connection with the 2001 Sale and Leaseback Transaction and approximately $28.0 million of the Senior Notes (not hedged by the interest rate swap entered into by the Company).  At June 30, 2006, 30.7% ($84.0 million of debt outstanding on the Senior Notes issued in June 2004) of our consolidated long-term debt was subject to variable interest rates.  The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2006.  At June 30, 2006, the fair value of our consolidated fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

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

In connection with the evaluation described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) during our fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II                           OTHER INFORMATION

ITEM 1.	Legal Proceedings.

See Part I, Item 1. Financial Statements, Note 7.

ITEM 1A.	Risk Factors.

The risk factors as previously discussed in our Form 10-K for the fiscal year ended December 31, 2005 are incorporated herein by this reference. There are no material changes to such risk factors.

On June 5, 2006, we announced that we had retained a financial advisor to assist us in our analysis and consideration of a range of strategic alternatives to maximize shareholder value.  We do not intend to make further announcements on the status or results of the assessment process unless and until we have made a definitive decision on our future strategic direction.  This assessment process is ongoing and is subject to a number of risks and uncertainties.  No assurance can be given that any transaction will be pursued or, if a transaction is pursued, that it will be consummated.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.

Submission of Matters to a Vote of Security Holders.

On June 29, 2006, the Company held its 2006 Annual Meeting of Stockholders. The matters voted on at the meeting and the results thereof are as follows:

Stockholders elected the persons listed below as directors whose terms expire at the 2007 Annual Meeting of Stockholders. Results by nominee were:

		Authority
	Voted For	Withheld

Anthony R. Chase	11,632,576	444,549
Leon Clements	11,965,925	111,200
Richard Crane	11,912,712	164,413
Zachary R. George	11,630,103	447,022
Todd Goodwin	11,966,260	110,865
Thomas R. Hudson, Jr.	11,912,463	164,662
James E. Hyman	11,966,846	110,279
Alfred Jay Moran, Jr.	11,966,824	110,301
D. Stephen Slack	11,633,075	444,050
Sally L. Walker	11,912,813	164,312

Stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006 with 12,050,838 shares voted for, 16,299 shares voted against and 9,988 shares abstained.

Stockholders approved the Company’s 2006 Equity Incentive Plan with 9,829,265 shares voted for, 230,282 shares voted against, 15,033 shares abstained and 2,002,545 shares not voted.

ITEM 5.

Other Information.

None.

ITEM 6.	Exhibits.
10.1(a)

Terms and conditions of incentive stock option grants under the Cornell Companies, Inc. Amended and Restated 1996 Stock Option Plan to named executive officers and form of stock option agreement (incorporated by reference to Item 1.01 and Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, as filed on April 13, 2006)

	10.2 (a)	Cornell Companies, Inc. 2006 Equity Incentive Plan (incorporated by reference to Annex A to the Registrant’s Schedule 14A, as filed on May 10, 2006)
	10.3 (a)*	Amendment to Severence Agreement, dated August 9, 2006, between Cornell Companies, Inc. and Mark S. Croft
	31.1*	Section 302 Certification of Chief Executive Officer
	31.2*	Section 302 Certification of Chief Financial Officer
	32.1*	Section 906 Certification of Chief Executive Officer
	32.2*	Section 906 Certification of Chief Financial Officer

(a)	Compensation plan or agreement in which directors or executive officers are eligible to participate.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNELL COMPANIES, INC.

Date: August 9, 2006	By:	/s/ James E. Hyman
JAMES E. HYMAN
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: August 9, 2006	By:	/s/ John R. Nieser
JOHN R. NIESER
Chief Financial Officer and Treasurer
(Principal Financial Officer)