Form 10-Q
period 2006-09-30
CORNELL COMPANIES INC
filed 2006-11-09
CIK 1016152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Yes  ☐  No ☒

At October 31, 2006, the registrant had 14,062,898 shares of common stock outstanding.

Cornell Companies, Inc.

Table of Contents

Form 10-Q

PART I          FINANCIAL INFORMATION

ITEM 1.          Financial Statements

CORNELL COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,473	$13,723
Investment securities available for sale	9,975	7,250
Accounts receivable - trade (net of allowance for doubtful accounts of $3,538 and $3,278, respectively)	70,396	58,701
Other receivables (net of allowance for doubtful accounts of $5,040)	1,298	9,726
Debt service fund and other restricted assets	17,177	22,219
Deferred tax assets	7,342	5,089
Prepaid expenses and other	7,561	9,076
Total current assets	125,222	125,784
PROPERTY AND EQUIPMENT, net	321,055	323,861
OTHER ASSETS:
Debt service reserve fund	23,800	23,802
Goodwill	12,339	12,577
Intangible assets, net	7,487	9,089
Deferred costs and other	19,530	15,515
Total assets	$509,433	$510,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$52,847	$58,797
Current portion of long-term debt	10,510	9,701
Total current liabilities	63,357	68,498
LONG-TERM DEBT, net of current portion	255,472	266,659
DEFERRED TAX LIABILITIES	9,199	6,708
OTHER LONG-TERM LIABILITIES	4,787	3,302
Total liabilities	332,815	345,167

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 30,000,000 shares authorized, 15,603,292 and 15,352,159 shares issued and 14,062,898 and 13,789,172 shares outstanding, respectively	16	15
Additional paid-in capital	154,379	150,339
Retained earnings	34,243	27,091
Treasury stock (1,540,394 and 1,562,987 shares of common stock, at cost, respectively)	(12,308)	(12,573)
Accumulated other comprehensive income	288	589
Total stockholders’ equity	176,618	165,461
Total liabilities and stockholders’ equity	$509,433	$510,628

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

REVENUES	$92,383	$79,198	$266,728	$231,340
OPERATING EXPENSES	71,457	60,805	203,735	174,844
PRE-OPENING AND START-UP EXPENSES	——	1,607	2,657	8,453
DEPRECIATION AND AMORTIZATION	4,317	3,834	12,256	11,379
GENERAL AND ADMINISTRATIVE EXPENSES	6,053	4,760	16,604	15,997

INCOME FROM OPERATIONS	10,556	8,192	31,476	20,667
INTEREST EXPENSE	7,119	5,918	19,903	18,501
INTEREST INCOME	(619)	(523)	(1,766)	(1,782)

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	4,056	2,797	13,339	3,948
PROVISION FOR INCOME TAXES	1,472	1,241	5,480	1,861

INCOME FROM CONTINUING OPERATIONS	2,584	1,556	7,859	2,087

DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF $0 AND $381 IN 2006 AND $150 AND $1,827 IN 2005	—	(279)	(707)	(3,394)

NET INCOME (LOSS)	$2,584	$1,277	$7,152	$(1,307)

EARNINGS (LOSS) PER SHARE:
BASIC
Income from continuing operations	$.19	$.11	$.56	$.15
Loss from discontinued operations, net of tax	—	(.02)	(.05)	(.25)
Net income (loss)	$.19	$.09	$.51	$(.10)

DILUTED
Income from continuing operations	$.18	$.11	$.56	$.15
Loss from discontinued operations, net of tax	—	(.02)	(.05)	(.25)
Net income (loss)	$.18	$.09	$.51	$(.10)

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	13,962	13,579	13,898	13,484
DILUTED	14,113	13,686	14,036	13,608

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$2,584	$1,277	$7,152	$(1,307)
Unrealized gain (loss) on derivative instruments, net of tax provision (benefit) of $327 and ($209) in 2006 and ($168) and ($114) in 2005	470	(241)	(301)	(165)
Comprehensive income (loss)	$3,054	$1,036	$6,851	$(1,472)

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,152	$(1,307)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation	10,684	9,846
Amortization of intangibles and other assets	1,682	1,664
Amortization of deferred compensation	25	(316)
Amortization of deferred financing costs	1,329	1,198
Amortization of Senior Notes discount	138	138
Stock-based compensation	1,574	—
Provision for bad debts	1,612	3,192
Gain on sale of property and equipment	(155)	(11)
Deferred income taxes	507	760
Change in assets and liabilities, net of acquisitions:
Accounts receivable	(9,506)	1,169
Other restricted assets	1,102	(254)
Other assets	1,711	3,286
Accounts payable and accrued liabilities	(6,368)	(1,312)
Other liabilities	110	(81)
Net cash provided by operating activities	11,597	17,972

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,557)	(37,331)
Purchases of investment securities	(296,975)	(905,345)
Sales of investment securities	294,250	936,285
Acquisition of a business, net of cash acquired	—	(9,139)
Withdrawals from restricted debt payment account, net	3,942	4,183
Proceeds from sale of property and equipment	2,890	624
Net cash used in investing activities	(6,450)	(10,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of MCF bonds	(9,700)	(9,000)
Payments of acquired debt	—	(1,905)
Payments of capital lease obligations	(8)	(176)
Tax benefit of stock option exercises	223	—
Proceeds from exercise of stock options	2,088	4,065
Net cash used in financing activities	(7,397)	(7,016)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,250)	233
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,723	9,895
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,473	$10,128

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in fair value of interest rate swap	$(864)	$(2,660)
Other comprehensive loss, net of tax	(301)	(165)
Common stock issued for board of directors fees	395	266
Equipment additions under capital leases	56	—

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

Effective January 1, 2006, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share Based Payment” and elected to use the modified prospective transition method. Under this method, compensation cost recognized for the three and nine months ended September 30, 2006, includes the applicable amounts of: (a) compensation cost of all stock-based awards granted prior to, but not yet vested, as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures), and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)). Results for prior periods have not been restated.

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

SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require reporting of certain tax benefits as a financing cash flow, rather than as a reduction of taxes paid. These tax benefits result from tax deductions in excess of the  compensation expense recognized for options exercised. Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statement of cash flows.

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

Effect of Adopting SFAS No. 123(R)

The following is the effect of adopting SFAS No. 123(R) as of January 1, 2006 (in thousands, except per share amounts):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Stock-based compensation expense – stock options	$340	$1,339
Stock-based compensation expense – restricted stock	54	163
Employee-stock purchase plan	24	72
Related deferred income tax benefit	171	648

Decrease in basic earnings per share	$0.02	$0.07

Decrease in diluted earnings per share	$0.02	$0.07

At September 30, 2006, 60,000 restricted shares of our common stock were outstanding subject to performance-based vesting criteria (30,000 of these are considered market-based restricted stock under SFAS No. 123 (R)). Additionally, 137,200 stock options were outstanding subject to performance-based vesting criteria (16,100 of these are considered market-based options under SFAS No. 123 (R)).

The 30,000 shares of restricted stock and the 16,100 stock options which are considered market-based restricted stock were valued using a Monte Carlo simulation probability model to estimated future stock returns. The grant date fair value of these shares was $9.05 per share for a total value of $0.5 million. We recognized $0.04 million and $0.11 million of expense associated with these shares of restricted stock and options during the three and nine months ended September 30, 2006, respectively.

The amounts above relate to the impact of recognizing compensation expense related to stock options, restricted stock and our employee-stock purchase plan. Compensation expense related to stock options (121,100 shares) and restricted stock grants (30,000 shares) that vest based upon performance conditions are not included above. No compensation expense has been recorded for our performance-based awards because it has not been deemed probable that the related performance targets will be met that would allow such options time to vest. We are required to periodically re-assess the probability and record expense at the point in time, if ever, it becomes probable these shares of restricted stock and options will vest.

We recognize expense for our stock-based compensation over the vesting period, which represents the period in which an employee is required to provide service in exchange for the award. We recognize compensation expense for stock-based awards immediately if the award has immediate vesting.

Prior Period Pro Forma Presentation

Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123 (R). The following pro forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123” is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per share for the period presented as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to January 1, 2006 (in thousands, except per-share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income (loss), as reported	$1,277	$(1,307)
Add: total stock-based compensation recorded, net of tax	49	114
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(640)	(1,473)
Pro forma net income (loss)	$686	$(2,666)

Income (loss) per share:
Basic, as reported	$.09	$(.10)
Basic, pro forma	$.05	$(.20)
Diluted, as reported	$.09	$(.10)
Diluted, pro forma	$.05	$(.20)

Assumptions

The fair values for the significant stock-based awards granted during the nine months ended September 30, 2006 and 2005 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2006	2005

Risk-free rate of return	4.31%	4.27%
Expected life of award	5 years	7 years
Expected dividend yield of stock	0%	0%
Expected volatility of stock	45.48%	53.06%
Weighted-average fair value	$6.24	$8.02

The expected volatility of stock assumption was derived by referring to changes in the Company’s historical common stock prices over a timeframe similar to that of the expected life of the award. While we have no reason to believe that future stock volatility will significantly differ from historical stock volatility, we would modify our applied assumptions in the future if factors warranted. Estimated forfeiture rates are derived from historical forfeiture patterns. We believe the historical experience method is the best estimate of forfeitures currently available.

In accordance with SAB 107, we used the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during 2006.

Stock-based award activity during the nine months ended September 30, 2006 was as follows (aggregate intrinsic value in millions):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	697,706	$12.21	7.2	$8.5
Granted	45,000	13.71
Exercised	(164,036)	11.07
Canceled	(60,515)	13.05

Outstanding at September 30, 2006	518,155	$12.61	7.5	$6.5

Vested and expected to vest at September 30, 2006	486,940	$12.57	7.4	$6.1

Exercisable at September 30, 2006	310,051	$12.20	6.8	$3.8

The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 were $0.6 million and $1.9 million, respectively. Net cash proceeds from the exercise of stock options were approximately $2.1 million and $4.1 million for the nine months ended September 30, 2006 and 2005, respectively.

As of September 30, 2006, approximately $1.0 million of estimated expense with respect to nonvested stock-based awards has yet to be recognized and will be amortized into expense over the employee’s estimated remaining weighted average service period of approximately 3.33 years.

The following table summarizes information with respect to stock options outstanding and exercisable at September 30, 2006.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.75 to $6.50	23,540	4.2	$4.12	23,540	$4.12
6.51 to 10.00	36,065	6.3	8.40	34,279	8.40
10.01 to 13.50	211,750	7.5	12.56	93,732	12.25
13.51 to 16.00	246,800	7.9	14.08	158,500	14.19
	518,155	7.5	$12.61	310,051	$12.20

Stock-based award activity for nonvested awards during the nine months ended September 30, 2006 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	323,469	$13.17
Granted	45,000	13.71
Vested	(153,785)	13.26
Canceled	(6,580)	13.24

Nonvested at September 30, 2006	208,104	$13.22

Restricted Stock

We have issued restricted stock under certain employment agreements and a deferred bonus plan which vests over a specific period of time, generally three to five years.  These shares of restricted common stock are subject to restrictions on transfer and certain conditions to vesting.

Restricted stock activity for the nine months ended September 30, 2006 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	51,673	$16.23
Granted	—
Vested	(17,365)	17.15
Canceled	(9,308)	17.15

Nonvested at September 30, 2006	25,000	$15.24

As of September 30, 2006, approximately $0.17 million of estimated expense with respect to nonvested restricted stock awards has yet to be recognized and will be amortized over a weighted average period of 1.33 years.

Financial Accounting Standards Board Interpretation No. 48 and Other Tax Matters

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

In May 2006, Texas enacted a new law that substantially changes the state’s tax system, replacing the taxable-capital and earned-surplus components of its franchise tax with a new franchise tax that is based on modified gross revenue. The effective tax rate for the third quarter of 2006 reflects an adjustment of approximately $0.2 million for the impact of Texas tax changes which became effective in May 2006.

Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This guidance indicates that the materiality of a misstatement must be evaluated using both the rollover and iron curtain approaches. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, while the rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. SAB No. 108 will be implemented January 1, 2007. We are currently assessing the impact of SAB No. 108; however, we do not believe the adoption of this standard will have a material effect on our consolidated financial statements.

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value within generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. We expect to adopt SFAS No. 157 beginning January 1, 2008. We are currently evaluating the impact that this statement may have on our consolidated financial statements.

3.     Merger Agreement

On October 6, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Veritas Capital Fund III, L.P., a Delaware limited partnership (“Veritas”), Cornell Holding Corp., a Delaware corporation (“Parent”), and CCI Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which the Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving after the Merger as a wholly owned subsidiary of Parent.

If the Merger is consummated, the Company will become a wholly-owned subsidiary of Parent and each stockholder of the Company will receive $18.25 in cash for each share of the Company’s common stock they hold.

The Company’s Board of Directors has unanimously approved the Merger Agreement and the transactions contemplated thereby and will recommend that the Company’s stockholders approve the Merger Agreement, the Merger and any other transactions contemplated thereby. The Merger Agreement, the Merger and any other transactions contemplated thereby are subject to regulatory and stockholder approvals and other customary closing conditions. The transaction is not subject to a financing contingency.

In connection with the Merger, the Parent and certain stockholders of the Company have entered into a Voting Agreement dated on or about October 6, 2006, whereby such stockholders have agreed, among other things, to vote their respective shares of Company stock in favor of the Merger Agreement, the Merger and the transactions contemplated thereby.

The transaction is expected to be completed by the end of the first quarter of 2007 and to be financed with equity from Veritas Capital Fund III, L.P.

4.     Discontinued Operations

We classify as discontinued operations those components of our business that we hold for sale or that have been disposed and have cash flows that are clearly distinguishable operationally and for financial reporting purposes from the rest of our operations. For those components, we have no significant continuing involvement after completion of disposal and their operations are eliminated from our ongoing operations. During the year ended December 31, 2005, we classified certain components as discontinued operations as the result of a management decision to close certain facilities. Notifications were made to the required contracting entities regarding the termination of the related programs. At September 30, 2006, we did not have any significant net property and equipment balances pertaining to these operations.  There were no revenues generated by these discontinued operations in the three and nine months ended September 30, 2006. These discontinued operations generated revenues of approximately $2.6 million in the nine months ended September 30, 2005 (none in the three months ended September 30, 2005).

5.     Intangible Assets

Intangible assets at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005

Non-compete agreements	$10,040	$9,960
Acquired contract value	6,442	6,442
Accumulated amortization	(8,995)	(7,313)
Identified intangibles, net	7,487	9,089
Goodwill	12,339	12,577
Total intangibles, net	$19,826	$21,666

The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows (in thousands):

	Adult Secure	Juvenile	Adult Community- Based	Total

Balance as of December 31, 2005	$2,902	$1,060	$8,615	$12,577
Reduction to goodwill	—	—	(238)	(238)
Balance as of September 30, 2006	$2,902	$1,060	$8,377	$12,339

Amortization expense for our non-compete agreements was approximately $0.3 million for the three months ended September 30, 2006 and 2005 and approximately $0.9 million for the nine months ended September 30, 2006 and 2005.  Amortization expense for our non-compete agreements is expected to be approximately $1.1 million for each of the next four years ended December 31 and approximately $0.7 million for the fifth year.

Amortization expense for our acquired contract value was approximately $0.3 million for the three months ended September 30, 2006 and 2005 and approximately $0.8 million and $0.7 million for the nine months ended September 30, 2006 and 2005, respectively.  Amortization expense for our acquired contract value is expected to be approximately $1.1 million for each of the next four years ended December 31 and approximately $0.6 million for the fifth year.

6.     Credit Facilities

Our long-term debt at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Debt of Cornell Companies, Inc.:
Senior Notes, unsecured, due July 2012 with an interest rate of 10.75%, net of discount	$110,941	$110,803
Fair-value adjustment of Senior Notes as a result of interest rate swap	(1,009)	(145)
Revolving Line of Credit due June 2008 with an interest rate of LIBOR plus 2.25% to 3.5% or prime plus 0.75% to 2.00% (the “Credit Facility”)	—	—
Capital lease obligations	50	2
Subtotal	109,982	110,660

Debt of Special Purpose Entity:
8.47% Bonds due 2016	156,000	165,700

Total consolidated debt	265,982	276,360

Less: current maturities	(10,510)	(9,701)

Consolidated long-term debt	$255,472	$266,659

Long-Term Credit Facilities.  Our Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit, and is reduced by outstanding letters of credit.  The available commitment under our Credit Facility was approximately $50.4 million at September 30, 2006.  We had no outstanding borrowings on our Credit Facility at September 30, 2006, but we had outstanding letters of credit of approximately $9.6 million.  Subject to certain requirements, we have the right to increase the aggregate commitments under our Credit Facility up to an aggregate amount of $100.0 million.  Our Credit Facility matures in June 2008 and bears interest, at our election, depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.75% to 2.00%, or a rate which ranges from 2.25% to 3.50% above the applicable LIBOR rate. Our Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. Our Credit Facility is not secured by the assets of Municipal Corrections Finance, LP (“MCF”).  Our Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants.

MCF is obligated for the outstanding balance of its 8.47% Taxable Revenue Bonds, Series 2001.  The bonds bear interest at a rate of 8.47% per annum and are payable in semi-annual installments of interest and annual installments of principal.  All unpaid principal and accrued interest on the bonds is due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents.  The bonds are limited, nonrecourse obligations of MCF and secured by the property and equipment, bond reserves, assignment of subleases and substantially all assets related to the facilities included in the 2001 Sale and Leaseback Transaction (between MCF and us).  The bonds are not guaranteed by the Company.

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

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate.  The terms of the interest rate swap contract and the underlying debt instrument are identical.  We have designated the swap agreement as a fair value hedge.  The swap has a notional amount of $84.0 million and matures in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, we pay on a semi-annual basis (each January 1 and July 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receive a fixed-rate interest of 10.75%.  For the three and nine months ended September 30, 2006, we recorded interest expense related to this interest rate swap of approximately $0.1 million and $0.2 million, respectively, which is reflected as interest expense in the accompanying financial statements.  For the three and nine months ended September 30, 2005, we recorded interest savings related to this interest rate swap of approximately $0.2 million and $1.0 million, respectively, which is reflected as a reduction to interest expense in the accompanying financial statements.  The swap agreements are marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes.  At September 30, 2006 and December 31, 2005, the fair value of this derivative instrument was approximately ($1.0) million and ($0.1) million, respectively, and is included in other liabilities.  The carrying value of the Senior Notes as of these dates was reduced by the same amount. Because the swap agreement is an effective fair-value hedge, there is no effect on our results of operations from the mark-to-market adjustment as long as the swap is in effect.

7.     Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution from common stock equivalents such as stock options and warrants.  For the three months ended September 30, 2005, there were 102,643 shares ($15.24 average price) of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. There were none for the three months ended September 30, 2006. For the nine months ended September 30, 2006 and 2005 there were 30,000 shares ($15.68 average price) and 160,637 shares ($14.70 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

The following table summarizes the calculation of net earnings (loss) and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Income from continuing operations	$2,584	$1,556	$7,859	$2,087
Loss from discontinued operations, net of tax	—	(279)	(707)	(3,394)
Net income (loss)	$2,584	$1,277	$7,152	$(1,307)

Weighted average common shares outstanding	13,962	13,579	13,898	13,484
Weighted average common share equivalents outstanding	151	107	138	124

Weighted average common shares and common share equivalents outstanding	14,113	13,686	14,036	13,608

Basic earnings (loss) per share:
Income from continuing operations	$.19	$.11	$.56	$.15
Loss from discontinued operations, net of tax	—	(.02)	(.05)	(.25)
Net income (loss)	$.19	$.09	$.51	$(.10)

Diluted earnings (loss) per share:
Income from continuing operations	$.18	$.11	$.56	$.15
Loss from discontinued operations, net of tax	—	(.02)	(.05)	(.25)
Net income (loss)	$.18	$.09	$.51	$(.10)

8.     Commitments and Contingencies

Legal Proceedings

Lincoln County Detention Center

In August 2005, a lawsuit was filed by a detainee at the Lincoln County Detention Center (“LCDC”) in the U.S. District Court of New Mexico (Santa Fe) seeking unspecified damages. The lawsuit related to the former LCDC policy that required strip and visual body cavity searches for all detainees and inmates and alleged that such policy violates a detainee’s Fourth and Fourteenth Amendment right. The lawsuit was filed as a putative class action lawsuit brought on behalf of all inmates who were searched at the LCDC from May 2002 to July 2005. In September 2006, we agreed to a proposed stipulation of settlement which, subject to the approval of the court, will resolve this action. The settlement amount under the terms of this agreement is $1.6 million, and will be funded principally through our general liability and professional liability coverage.

In the year ended December 31, 2005, we recorded a charge of $0.2 million related to this lawsuit.  In addition, we previously have provided insurance reserves for this matter (as part of our regular review of reported and unreported claims) totaling approximately $0.5 million. During the third quarter of 2006, we recorded an additional settlement charge of approximately $0.9 million and the related reimbursement of $0.9 million from our general liability and professional liability insurance. The charge and reimbursement was recognized in general and administrative expenses in our Consolidated Statements of Operations and Comprehensive Income (loss) for the three and nine months ended September 30, 2006. The liability is carried in accounts payable and accrued liabilities and the reimbursement is included in other receivables at September 30, 2006. The funding of the settlement amount will occur upon the entry by the court of the order granting preliminary approval of the stipulation of settlement.

In addition, in connection with our acquisition of the LCDC facility, certain amounts were placed in escrow to offset any undisclosed liability relating to such acquisition. We have given notice to the prior owner of LCDC that we will seek to recover from the escrow any losses we may incur as a result of this litigation.

Alexander Youth Service Center

In April 2006, we were sued in an action styled as Juana Michelle Brown, Administratrix of the Estate of Lakeisha Shantrail Brown, Deceased, v. Cornell Interventions, Inc. et al., No. 4-06 CV00000434, in the United States District Court for the Eastern District of Arkansas.  The lawsuit alleged that we violated the rights of Lakeisha Shantrail Brown, the deceased daughter of Juana Michelle Brown, under the Eighth Amendment of the Constitution of the United States and the laws of the State of Arkansas by denying Ms. Brown medical treatment that caused her death and sought unspecified actual and punitive damages.  In September 2006, the plaintiff filed, and the court granted, an order for voluntary dismissal without prejudice. While we believe it likely that this lawsuit may be refiled, we are unable to estimate our financial exposure relating to this lawsuit.  We have insurance coverage and we intend to vigorously defend this matter if sued; however, the ultimate outcome of such a lawsuit cannot be determined at this time.

Southern Peaks Regional Treatment Center

In January 2004, we initiated legal proceedings in the lawsuit styled Cornell Corrections of California, Inc. v. Longboat Global Advisors, LLC, et al., No. 2004 CV79761 in the Superior Court of Fulton County, Georgia under theories of fraud, conversion, breach of contract and other theories to determine the location of and to recover funds previously deposited by us into what we believed to be an escrow account in connection with the development and construction of the Southern Peaks Regional Treatment Center. Of the funds previously deposited, approximately $5.3 million remains to be recovered at September 30, 2006. In December 2004, the case was tried before a jury and the jury verdict awarded us approximately $6.5 million in compensatory damages and approximately $1.4 million in punitive damages, plus attorneys’ fees. We expect that the actual damages awarded under the verdict will be adjusted downward to the $5.4 million actually lost by us and that the punitive damages award may be adjusted downward because of a Georgia statute regarding caps on punitive damages awards. No judgment has yet been entered on this verdict. The award for compensatory damages accrues pre-judgment interest at a rate of seven percent from the date of loss through the date of judgment. Following the jury verdicts, we collected approximately $0.4 million in January 2005 in funds that had been previously frozen under a temporary restraining order issued at the time that we commenced this litigation. Currently, certain of the defendants have filed motions for a new trial. No judgment will be entered on the verdict until after these motions for a new trial have been heard and ruled on by the court. Due to the continued uncertainty surrounding the ultimate recovery of the funds previously deposited, we will continue to maintain our existing reserve of approximately $5.0 million in an allowance for doubtful accounts against the corresponding balance as carried in other receivables at September 30, 2006.

Shareholder Lawsuits

In March and April 2002, the Company, Steven W. Logan (our former President and Chief Executive Officer), and John L. Hendrix (our former Chief Financial Officer), were named as defendants in four federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division. The aforementioned lawsuits were putative class action lawsuits brought on behalf of all purchasers of our common stock between March 6, 2001 and March 5, 2002 and relate to our restatement in 2002 of certain financial statements. The lawsuits involved disclosures made concerning two prior transactions executed by us: the August 2001 sale and leaseback transaction and the 2000 synthetic lease transaction. These four lawsuits were consolidated into the Graydon Williams action and Flyline Partners, LP was appointed lead plaintiff. As a result, a consolidated complaint was filed by Flyline Partners, LP. Richard Picard and Anthony Scolaro were also named as plaintiffs. Since then, the court allowed plaintiffs to file an amended consolidated complaint. The amended consolidated complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933 (the “Securities Act”) and/or Section 15 of the Securities Act. The amended consolidated complaint seeks, among other things, restitution damages, compensatory damages, rescission or a rescissory measure of damages, costs, expenses, attorneys’ fees and expert fees. In February 2006, the court approved the settlement of this matter. Under the settlement agreement, Cornell has not admitted any wrongdoing. Settlement in the amount of $7.0 million has been funded through our directors’ and officers’ liability insurance. During the fourth quarter of 2005, we recorded the settlement charge of $7.0 million and the related reimbursement of $7.0 million from our director’s and officer’s liability insurance. The charge and reimbursement was recognized in general and administrative expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2005. The liability was carried in accounts payable and accrued liabilities and the reimbursement was included in other receivables at December 31, 2005. The reimbursement was funded by the insurance carrier in 2005 into a trust account and funds were disbursed from the trust account to plaintiffs’ counsel’s escrow account upon court approval of the settlement in February 2006.

In March 2002, the Company, its directors, and its former independent auditor Arthur Andersen LLP, were sued in a derivative action styled as William Williams, Derivatively and on Behalf of Nominal Defendant Cornell Companies, Inc. v. Anthony R. Chase, et al., No. 2002-15614, in the 127th Judicial District Court of Harris County, Texas. The lawsuit related to our restatement in 2002 of certain financial statements. The lawsuit alleged breaches of fiduciary duty by all of the individual defendants and asserted breach of contract and professional negligence claims only against Arthur Andersen LLP. This lawsuit has been dismissed without prejudice by agreement. In January 2004, we received a letter from William Williams, the plaintiff in the William Williams action discussed above, demanding that we pursue breach of fiduciary duty claims against various officers and directors based on the August 2001 sale leaseback transaction and the subsequent restatement. We have issued a preliminary response to the letter indicating that the Board will consider the request and inform Mr. Williams of its decision. In May and September 2002, the Company and our then directors were sued in three other derivative lawsuits styled as follows: (1) Juan Guitierrez, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1812, in the United Stated District Court for the Southern District of Texas, Houston Division; (2) Thomas Pagano, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1896, in the United Stated District Court for the Southern District of Texas, Houston Division; and (3) Jesse Menning, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. 2002-28924, in the 164th Judicial District Court of Harris County, Texas. These lawsuits relate to our restatement in 2002 of certain financial statements. These lawsuits all allege breaches of fiduciary duty and waste of corporate assets by all of the defendants and seeks unspecified damages. A motion to dismiss the Guitierrez and Pagano lawsuits was filed. The court dismissed the Pagano action as duplicative of the Guitierrez action. The court granted the motion to dismiss the Guitierrez action and the plaintiffs have appealed that ruling. The Menning action has been dismissed, but with an agreement that the plaintiff’s claims as to the Company are tolled until 30 days following the final resolution of the Guitierrez case, including any appeals. The plaintiffs in these cases have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty. However, our management believes that we have good defenses and intends to vigorously defend against the claims asserted in these actions. We have not recorded any loss accruals related to these claims.

On October 19, 2006, a purported class action complaint was filed in the District Court of Harris County, Texas, 269th Judicial District (No. 2006-67413) by Ted Kinbergy, an alleged stockholder of Cornell Companies, Inc., a Delaware corporation (“the Company”). The complaint names as defendants the Company and each member of its board of directors as well as Veritas Capital Fund III, L.P. (“Veritas”). The complaint is a purported class action that alleges, among other things, that (i) the defendants have breached fiduciary duties they assertedly owed to the Company’s stockholders in connection with the Company entering into the Agreement and Plan of Merger, dated as of October 6, 2006, with Veritas, Cornell Holding Corp., and CCI Acquisition Corp., and (ii) the merger consideration is unfair and inadequate. The plaintiffs seek, among other things, an injunction against the consummation of the merger. The Company believes that the lawsuit is without merit and intends to defend itself vigorously.

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

  During the period of August 2000 through May 2003, our general liability and professional liability coverage was provided by Specialty Surplus Insurance Company, a Kemper Insurance Company (“Kemper”) group member. In June 2004, the Illinois Department of Insurance gave Kemper permission to proceed with a run-off plan it had previously submitted. The three-year plan is designed to help Kemper meet its goal of resolving, to the maximum extent possible, all valid policyholder claims. In view of the risks and uncertainties involved in implementing the plan, including the need to achieve significant policy buybacks, commutation of reinsurance agreements, and further agreements with regulators, no assurance can be given that the plan will be successfully implemented by Kemper. In the year ended December 31, 2004, we accrued a provision of $0.6 million, and estimated our range of additional exposure to be approximately $0.5 million with respect to outstanding claims incurred during this policy period with Kemper which would become our obligation to resolve if not settled through Kemper. During the year ended December 31, 2005, Kemper continued to implement its run-off plan. As a result, several of our significant claims were settled by Kemper in the second quarter of 2005. In conjunction with these settlements, we recorded a charge against our existing accrual in the amount of $0.3 million. Based on our analysis of the claims activity during the third quarter of 2005, we felt it necessary to accrue an additional provision in the amount of approximately $0.2 million during the third quarter of 2005. Additional significant claims were settled by Kemper during the third quarter of 2006. We believe that the uncertainty surrounding the ability of Kemper to settle our remaining outstanding claims still exists. At September 30, 2006, we do not believe there is significant exposure above our existing $0.5 million accrual for those outstanding claims which could become our obligation to resolve if not settled through Kemper.

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

Great Plains Correctional Facility.  We believe that our existing contract with the Oklahoma Department of Corrections (“OK DOC”) with respect to our Great Plains Correctional Facility expired in July 2006. Despite negotiations with the OK DOC since early 2006, we have been unable to agree on terms for a new contract. As a result, to preserve our rights relative to other business opportunities, in October 2006 we notified OK DOC of our intent to terminate the contract. With our Great Plains Correctional Facility, as with all our facilities, we seek to maximize the operating potential based on an assessment of which potential customer(s) would enable us to realize the highest economic value. To date, we do not have an alternate customer for this facility. Our inability to maintain a customer for this facility could have an adverse effect on our financial condition, results of operations and liquidity.

9.     Derivative Financial Instruments and Guarantees

Debt Service Reserve Fund and Debt Service Fund

In August 2001, MCF completed a bond offering to finance the 2001 Sale and Leaseback Transaction.  In connection with this bond offering, two reserve fund accounts were established by MCF pursuant to the terms of the indenture: (1) MCF’s Debt Service Reserve Fund, aggregating $23.8 million at September 30, 2006, was established to make payments on MCF’s outstanding bonds in the event we (as lessee) should fail to make the scheduled rental payments to MCF and (2) MCF’s Debt Service Fund, aggregating $15.6 million and $19.6 million at September 30, 2006 and December 31, 2005, respectively, used to accumulate the monthly lease payments that MCF receives from us until such funds are used to pay MCF’s semi-annual bond interest and annual bond principal payments.  Both reserve fund accounts are subject to the agreements with the MCF Equity Investors whereby guaranteed rates of return of 3.0% and 5.08%, respectively, are provided for in the balance of the Debt Service Reserve Fund and the Debt Service Fund.  The guaranteed rates of return are characterized as cash flow hedge derivative instruments.  At inception, the derivatives had an aggregate fair value of $4.0 million, which has been recorded as a decrease to the equity investment in MCF made by the MCF Equity Investors (MCF minority interest) and as a deferred liability in our Consolidated Balance Sheets. Changes in the fair value of the derivative instruments are recorded as an adjustment to other long-term liabilities and reported as other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Income (Loss).  At September 30, 2006 and December 31, 2005, the fair value of these derivative instruments was approximately $3.5 million and $3.0 million, respectively.  As a result, our Consolidated Statements of Operations and Comprehensive Income (Loss) include other comprehensive net income (loss) of approximately $0.5 million and ($0.3) million for the three and nine months ended September 30, 2006, respectively.  For the three and nine months ended September 30, 2005, we reported other comprehensive loss of approximately ($0.2) million related to these derivative instruments.  The ($0.2) million unrealized loss reported in comprehensive loss for the nine months ended September 30, 2005 includes an adjustment of $0.6 million for the tax effect of changes in fair value during the years ended December 31, 2002 and 2003 not previously recorded.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Adult secure institutional	$47,243	$32,190	$130,953	$94,296
Juvenile	28,410	30,052	86,401	90,506
Adult community-based	16,730	16,956	49,374	46,538
Total revenues	$92,383	$79,198	$266,728	$231,340

Pre-opening and start-up expenses:
Adult secure institutional	$—	$1,607	$2,657	$6,650
Juvenile	—	—	—	1,803
Adult community-based	—	—	—	—
Total pre-opening and start-up expenses	$—	$1,607	$2,657	$8,453

Income from operations:
Adult secure institutional	$11,587	$6,735	$32,251	$18,940
Juvenile	2,629	3,722	9,258	11,419
Adult community-based	3,216	3,374	9,088	8,902
Subtotal	17,432	13,831	50,597	39,261
General and administrative expense	(6,053)	(4,760)	(16,604)	(15,997)
Amortization of intangibles	(561)	(560)	(1,682)	(1,533)
Corporate and other	(262)	(319)	(835)	(1,064)
Total income from operations	$10,556	$8,192	$31,476	$20,667

Loss on discontinued operations, net of tax:
Adult secure institutional	$—	$—	$—	$—
Juvenile	—	(236)	(707)	(3,323)
Adult community-based	—	(43)	—	(71)
Total loss on discontinued operations, net of tax	$—	$(279)	$(707)	$(3,394)

	September 30,	December 31,
	2006	2005
Assets
Adult secure institutional	$231,485	$215,147
Juvenile	103,271	106,409
Adult community-based	64,154	67,871
Intangible assets, net	19,826	21,666
Corporate and other	90,697	99,535
Total assets	$509,433	$510,628

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

Condensed Consolidating Balance Sheet as of September 30, 2006 (in thousands) (unaudited)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets

Current assets:
Cash and cash equivalents	$11,105	$308	$60	$—	$11,473
Investment securities	9,975	—	—	—	9,975
Accounts receivable	2,466	69,039	189	—	71,694
Debt service fund and other restricted assets	11	1,522	15,644	—	17,177
Prepaids and other	12,504	2,399	—	—	14,903
Total current assets	36,061	73,268	15,893	—	125,222
Property and equipment, net	119	174,873	151,475	(5,412)	321,055
Other assets:
Debt service reserve fund	—	—	23,800	—	23,800
Deferred costs and other	46,597	26,878	8,329	(42,448)	39,356
Investment in subsidiaries	22,156	1,959	—	(24,115)	—
Total assets	$104,933	$276,978	$199,497	$(71,975)	$509,433

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$44,739	$8,153	$2,220	$(2,265)	$52,847
Current portion of long-term debt	—	10	10,500	—	10,510
Total current liabilities	44,739	8,163	12,720	(2,265)	63,357
Long-term debt, net of current portion	109,932	40	145,500	—	255,472
Deferred tax liabilities	10,836	(1,822)	—	185	9,199
Other long-term liabilities	6,116	199	40,678	(42,206)	4,787
Intercompany	(243,308)	243,308	—	—	—
Total liabilities	(71,685)	249,888	198,898	(44,286)	332,815
Stockholders’ equity	176,618	27,090	599	(27,689)	176,618
Total liabilities and stockholders’ equity	$104,933	$276,978	$199,497	$(71,975)	$509,433

Condensed Consolidating Balance Sheet as of December 31, 2005 (in thousands)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets

Current assets:
Cash and cash equivalents	$12,579	$1,114	$30	$—	$13,723
Investment securities	7,250	—	—	—	7,250
Accounts receivable	7,718	60,337	372	—	68,427
Restricted assets	—	2,633	19,586	—	22,219
Prepaids and other	11,828	2,337	—	—	14,165
Total current assets	39,375	66,421	19,988	—	125,784
Property and equipment, net	148	174,886	154,641	(5,814)	323,861
Other assets:
Debt service reserve fund	—	—	23,802	—	23,802
Deferred costs and other	41,926	23,861	8,772	(37,378)	37,181
Investment in subsidiaries	14,602	3,806	—	(18,408)	—
Total assets	$96,051	$268,974	$207,203	$(61,600)	$510,628

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$43,561	$11,920	$5,879	$(2,563)	$58,797
Current portion of long-term debt	—	1	9,700	—	9,701
Total current liabilities	43,561	11,921	15,579	(2,563)	68,498
Long-term debt, net of current portion	110,659	—	156,000	—	266,659
Deferred tax liabilities	8,076	(1,763)	—	395	6,708
Other long-term liabilities	5,490	108	35,640	(37,936)	3,302
Intercompany	(237,196)	237,196	—	—	—
Total liabilities	(69,410)	247,462	207,219	(40,104)	345,167
Stockholders’ equity	165,461	21,512	(16)	(21,496)	165,461
Total liabilities and stockholders’ equity	$96,051	$268,974	$207,203	$(61,600)	$510,628

Condensed Consolidating Statement of Operations for the three months ended September 30, 2006 (in thousands)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$4,502	$105,376	$4,502	$(21,997)	$92,383
Operating expenses	7,223	86,144	—	(21,910)	71,457
Depreciation and amortization	—	3,402	1,055	(140)	4,317
General and administrative expenses	6,007	—	46	—	6,053
Income (loss) from operations	(8,728)	15,830	3,401	53	10,556
Overhead allocations	(12,631)	12,631	—	—	—
Interest, net	2,088	1,272	3,129	11	6,500
Equity earnings in subsidiaries	2,112	—	—	(2,112)	—
Income (loss) from continuing operations before provision for income taxes	3,927	1,927	272	(2,070)	4,056
Provision for income taxes	1,343	—	—	129	1,472
Income (loss) from continuing operations	2,584	1,927	272	(2,199)	2,584
Discontinued operations	—	—	—	—	—
Net income (loss)	$2,584	$1,927	$272	$(2,199)	$2,584

Condensed Consolidating Statement of Operations for the three months ended September 30, 2005 (in thousands)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$4,502	$88,766	$4,502	$(18,572)	$79,198
Operating expenses	3,936	75,070	32	(18,233)	60,805
Pre-opening and start-up expenses	—	1,607	—	—	1,607
Depreciation and amortization	(42)	2,932	1,055	(111)	3,834
General and administrative expenses	4,742	—	18	—	4,760
Income (loss) from operations	(4,134)	9,157	3,397	(228)	8,192
Overhead allocations	(6,137)	6,137	—	—	—
Interest, net	940	1,022	3,422	11	5,395
Equity earnings in subsidiaries	1,459	—	—	(1,459)	—
Income (loss) from continuing operations before provision (benefit) for income taxes	2,522	1,998	(25)	(1,698)	2,797
Provision (benefit) for income taxes	1,245	—	—	(4)	1,241
Income (loss) from continuing operations	1,277	1,998	(25)	(1,694)	1,556
Discontinued operations, net of income tax benefit of $150	—	(279)	—	—	(279)
Net income (loss)	$1,277	$1,719	$(25)	$(1,694)	$1,277

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2006 (in thousands)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$13,506	$303,067	$13,506	$(63,351)	$266,728
Operating expenses	17,295	249,503	33	(63,096)	203,735
Pre-opening and start-up expenses	—	2,657	—	—	2,657
Depreciation and amortization	—	9,492	3,166	(402)	12,256
General and administrative expenses	16,520	—	84	—	16,604
Income (loss) from operations	(20,309)	41,415	10,223	147	31,476
Overhead allocations	(30,034)	30,034	—	—	—
Interest, net	4,685	3,812	9,608	32	18,137
Equity earnings in subsidiaries	7,293	—	—	(7,293)	—
Income (loss) from continuing operations before provision for income taxes	12,333	7,569	615	(7,178)	13,339
Provision for income taxes	5,181	—	—	299	5,480
Income (loss) from continuing operations	7,152	7,569	615	(7,477)	7,859
Discontinued operations, net of income tax benefit of $381	—	(707)	—	—	(707)
Net income (loss)	$7,152	$6,862	$615	$(7,477)	$7,152

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2005 (in thousands)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$13,512	$260,493	$13,506	$(56,171)	$231,340
Operating expenses	12,399	217,554	56	(55,165)	174,844
Pre-opening and start-up expenses	—	8,453	—	—	8,453
Depreciation and amortization	—	8,524	3,166	(311)	11,379
General and administrative expenses	15,941	—	56	—	15,997
Income (loss) from operations	(14,828)	25,962	10,228	(695)	20,667
Overhead allocations	(21,727)	21,727	—	—	—
Interest, net	2,418	3,822	10,447	32	16,719
Equity earnings in subsidiaries	(3,847)	—	—	3,847	—
Income (loss) from continuing operations before provision (benefit) for income taxes	634	413	(219)	3,120	3,948
Provision (benefit) for income taxes	1,941	—	—	(80)	1,861
Income (loss) from continuing operations	(1,307)	413	(219)	3,200	2,087
Discontinued operations, net of income tax benefit of $1,827	—	(3,394)	—	—	(3,394)
Net income (loss)	$(1,307)	$(2,981)	$(219)	$3,200	$(1,307)

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2006 (in thousands)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(1,060)	$6,869	$5,788	$—	$11,597

Cash flows from investing activities:
Capital expenditures	—	(10,557)	—	—	(10,557)
Purchase of investment securities	(296,975)	—	—	—	(296,975)
Sales of investment securities	294,250	—	—	—	294,250
Withdrawals from restricted debt payment account, net	—	—	3,942	—	3,942
Proceeds from the sale of property and equipment	—	2,890	—	—	2,890
Net cash used in investing activities	(2,725)	(7,667)	3,942	—	(6,450)

Cash flows from financing activities:
Payments of MCF Bonds	—	—	(9,700)	—	(9,700)
Payments of capital lease obligations	—	(8)	—	—	(8)
Tax benefit of stock option exercises	223	—	—	—	223
Proceeds from exercise of stock options	2,088	—	—	—	2,088
Net cash provided by (used in) financing activities	2,311	(8)	(9,700)	—	(7,397)

Net (decrease) increase in cash and cash equivalents	(1,474)	(806)	30	—	(2,250)

Cash and cash equivalents at beginning of period	12,579	1,114	30	—	13,723

Cash and cash equivalents at end of period	$11,105	$308	$60	$—	$11,473

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2005 (in thousands)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(24,335)	$37,493	$4,814	$—	$17,972

Cash flows from investing activities:
Capital expenditures	—	(37,331)	—	—	(37,331)
Purchases of investment securities	(905,345)	—	—	—	(905,345)
Sales of investment securities	936,285	—	—	—	936,285
Acquisition of a business	(9,139)	—	—	—	(9,139)
Withdrawals from restricted debt payment account, net	—	—	4,183	—	4,183
Proceeds from the sale of property and equipment	—	624	—	—	624
Net cash provided by (used in) investing activities	21,801	(36,707)	4,183	—	(10,723)

Cash flows from financing activities:
Payments on acquired debt	(1,905)	—	—	—	(1,905)
Payments of MCF bonds	—	—	(9,000)	—	(9,000)
Payments of capital lease obligations	—	(176)	—	—	(176)
Proceeds from exercise of stock options	4,065	—	—	—	4,065
Net cash provided by (used in) financing activities	2,160	(176)	(9,000)	—	(7,016)

Net increase (decrease) in cash and cash equivalents	(374)	610	(3)	—	233

Cash and cash equivalents at beginning of period	9,559	296	40	—	9,895

Cash and cash equivalents at end of period	$9,185	$906	$37	$—	$10,128

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading provider of correctional, detention, educational, rehabilitation and treatment services outsourced by federal, state and local government agencies. We provide a diversified portfolio of services for adults and juveniles through our three operating divisions: (1) adult secure institution and detention services; (2) juvenile justice, educational and treatment services and (3) adult community-based corrections and treatment services. At September 30, 2006, we operated 76 facilities with a total service capacity of 18,820. We also had three facilities that were substantially vacant with an aggregate service capacity of 406. Our facilities are located in 17 states and the District of Columbia.

The following table (which excludes data related to discontinued operating facilities) sets forth for the periods indicated total residential service capacity and contracted beds in operation at the end of the periods shown, average contract occupancy percentages and total non-residential service capacity.

	September 30,	September 30,
	2006	2005
Residential
Service capacity (1) (2)	14,634	14,324
Contracted beds in operation (end of period) (1) (3)	13,508	11,997
Average contract occupancy based on contracted beds in operation (1) (4) (5)	96.4%	95.7%
Average contract occupancy excluding start-up operations (1) (4) (5)	96.4%	101.6%
Non-Residential
Service capacity (1) (6)	4,592	5,182

(1)   Data presented excludes discontinued operating facilities.

(2)   Residential service capacity is comprised of the number of beds currently available for service or available upon the completion of construction or renovation of residential facilities.

(3)   At certain residential facilities, the contracted capacity is lower than the facility’s service capacity.  We could increase a facility’s contracted capacity by obtaining additional contracts or by renegotiating existing contracts to increase the number of beds covered.  However, we may not be able to obtain contracts that provide occupancy levels at a facility’s service capacity or that current contracted capacities can be maintained in future periods.

(4)   Occupancy percentages reflect less than normalized occupancy during the start-up phase of any applicable facility, resulting in a lower average occupancy in periods when we have substantial start-up activities.

(5)   Average contract occupancy percentages are calculated based on actual occupancy for the nine month period as a percentage of the contracted capacity for residential facilities in operation.  These percentages do not reflect the operations of non-residential community-based programs.  At certain residential facilities, our contracted capacity is lower than the facility’s service capacity.  Additionally, certain facilities have and are currently operating above the contracted capacity.  As a result, average contract occupancy percentages can exceed 100% if the average actual occupancy exceeded contracted capacity.

(6)   Service capacity for non-residential programs is based on either contractual terms or an estimate of the number of clients to be served.  We update these estimates at least annually based on the program’s budget and other factors.

We derive substantially all of our revenues from providing adult corrections and treatment and juvenile justice, educational and treatment services outsourced by federal, state and local government agencies in the United States.  Revenues for our services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis or on a cost-plus reimbursement basis. For the three months ended September 30, 2006, our revenue base consisted of 72.1% for services provided under per diem contracts, 17.8% for services provided under take-or-pay and management contracts, 6.6% for services provided under cost-plus reimbursement contracts, 2.1% for services provided under fee-for-service contracts and 1.4% from other miscellaneous sources. For the nine months ended September 30, 2006, our revenue base consisted of 73.2% for services provided under per diem contracts, 15.5% for services provided under take-or-pay and management contracts, 7.5% for services provided under cost-plus reimbursement contracts, 2.4% for services provided under fee-for-service contracts and 1.4% from other miscellaneous sources.  While these percentages are generally consistent with comparable statistics for the three and nine months ended September 30, 2005, there has been a decrease in the percentage of revenues for services provided under per diem contracts and in the percentage of revenues provided under fee-for-service and cost-plus reimbursement contracts, and an increase in the percentage of revenues provided under take-or-pay contracts between the comparable periods.  The increase in the percentage of revenues provided under take-or-pay contracts is primarily due to the start of operations at the Moshannon Valley Correctional Center in April 2006.  Revenues can fluctuate from period to period due to changes in government funding policies, changes in the number of people referred to our facilities by governmental agencies, the opening of new facilities or the expansion of existing facilities and the termination of contracts for a facility or the closure of a facility.

Revenues for our adult secure institutional services division are primarily generated from per diem, take-or-pay and management contracts.  For the three months ended September 30, 2006 and 2005, we realized average per diem rates on our adult secure institutional facilities of approximately $56.49 and $48.35, respectively. For the nine months ended September 30, 2006 and 2005, we realized average per diem rates of approximately $56.40 and $48.21, respectively. The increase in the average per diem rates in 2006 is due primarily to the opening of the Moshannon Valley Correctional Center in April 2006.

Revenues for our juvenile justice, educational and treatment services division are primarily generated from per diem, fee-for-service and cost-plus reimbursement contracts.  For the three months ended September 30, 2006 and 2005, we realized average per diem rates on our residential juvenile facilities of approximately $172.08 and $168.80, respectively.  For the nine months ended September 30, 2006 and 2005, we realized average per diem rates of approximately $169.26 and $167.35, respectively.  For the three months ended September 30, 2006 and 2005, we realized average fee-for-service rates for our non-residential community-based juvenile facilities and programs, including rates that are limited by Medicaid and other private insurance providers, of approximately $38.13 and $40.38, respectively.  For the nine months ended September 30, 2006 and 2005, we realized average fee-for-service rates of approximately $36.41 and $33.30, respectively.  The increase in the average fee-for-service rates for 2006 is due to changes in the mix of services provided at our non-residential juvenile facilities and programs, as well as the addition of several new alternative education programs in 2005. The majority of our juvenile services contracts renew annually.

Revenues for our adult community-based corrections and treatment services division are primarily generated from per diem and fee-for-service contracts.  For the three months ended September 30, 2006 and 2005, we realized average per diem rates on our residential adult community-based facilities of approximately $61.81 and $61.89, respectively.  For the nine months ended September 30, 2006 and 2005, we realized average per diem rates of $61.38 and $61.44, respectively.  For the three months ended September 30, 2006 and 2005, we realized average fee-for-service rates on our non-residential adult community-based programs of approximately $10.23 and $10.09, respectively.  For the nine months ended September 30, 2006 and 2005, we realized average fee-for-service rates of approximately $10.10 and $9.48, respectively.

Factors considered in determining billing rates to charge include: (1) the programs specified by the contract and the related staffing levels, (2) wage levels customary in the respective geographic areas, (3) whether the proposed facility is to be leased or purchased and (4) the anticipated average occupancy levels that could reasonably be maintained.

We have historically experienced higher operating margins in our adult secure institutional services and adult community-based corrections and treatment services as compared to the juvenile justice, educational and treatment services division. Additionally, our operating margins within a division can vary from facility to facility based on whether a facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract, and our ability to increase a facility’s contract revenue. Under take-or-pay contracts, such as the Moshannon Valley Correctional Center, operating margins are typically higher during the early stages of the contract as the facility’s population ramps up (as revenues are received at contract percentages regardless of actual occupancy).  As the variable costs (primarily resident related and certain facility costs) increase as the population grows, operating margins will generally decline to a stabilized level. As we experienced in the third quarter of 2006, we would expect such margin impact pertaining to our Moshannon Valley Correctional Center to also occur in the fourth quarter of 2006. A decline in occupancy of certain juvenile justice, educational and treatment facilities can have a more significant impact on operating results than the adult secure institutional services division due to higher per diem rates at certain juvenile facilities.

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

We are responsible for all facility operating costs, except for certain debt service and interest or lease payments for facilities where we have a management contract only. At these facilities, the facility owner is responsible for all debt service and interest or lease payments related to the facility. We are responsible for all other operating expenses at these facilities. We operated 18 and 22 facilities under management contracts at September 30, 2006 and 2005, respectively.

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

General and administrative expenses consist primarily of costs for corporate and administrative personnel who provide senior management, legal, finance, accounting, human resources, payroll and information systems, costs of business development and outside professional and consulting fees.  We would expect to continue to incur additional legal and outside professional and consulting fees related to the Merger Agreement with Veritas, described in “Recent Developments” below, during the fourth quarter of 2006 and first quarter of 2007.

Recent Developments

Merger Agreement

On October 6, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Veritas Capital Fund III, L.P., a Delaware limited partnership (“Veritas”), Cornell Holding Corp., a Delaware corporation (“Parent”), and CCI Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which the Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving after the Merger as a wholly owned subsidiary of Parent.

If the Merger is consummated, the Company will become a wholly-owned subsidiary of Parent and each stockholder of the Company will receive $18.25 in cash for each share of the Company’s common stock they hold.

The Company’s Board of Directors has unanimously approved the Merger Agreement and the transactions contemplated thereby and will recommend that the Company’s stockholders approve the Merger Agreement, the Merger and any other transactions contemplated thereby. The Merger Agreement, the Merger and any other transactions contemplated thereby are subject to regulatory and stockholder approvals and other customary closing conditions. The transaction is not subject to a financing contingency.

In connection with the Merger, the Parent and certain stockholders of the Company have entered into a Voting Agreement dated on or about October 6, 2006, whereby such stockholders have agreed, among other things, to vote their respective shares of Company stock in favor of the Merger Agreement, the Merger and the transactions contemplated thereby.

The transaction is expected to be completed by the end of the first quarter of 2007 and to be financed with equity from Veritas Capital Fund III, L.P.

Shareholder Litigation

On October 19, 2006, a purported class action complaint was filed in the District Court of Harris County, Texas, 269th Judicial District (No. 2006-67413) by Ted Kinbergy, an alleged stockholder of Cornell Companies, Inc., a Delaware corporation (“Cornell”). The complaint names as defendants Cornell and each member of its board of directors as well as Veritas Capital Fund III, L.P. (“Veritas”). The complaint is a purported class action that alleges, among other things, that (i) the defendants have breached fiduciary duties they assertedly owed to Cornell’s stockholders in connection with Cornell entering into the Agreement and Plan of Merger, dated as of October 6, 2006, with Veritas, Cornell Holding Corp., and CCI Acquisition Corp., and (ii) the merger consideration is unfair and inadequate. The plaintiffs seek, among other things, an injunction against the consummation of the merger. Cornell believes that the lawsuit is without merit and intends to defend itself vigorously.

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

The adoption of SFAS No. 123R reduced income from continuing operations before income taxes for the three and nine months ended September 30, 2006 by approximately $0.4 million and $1.6 million, respectively, and reduced net income for the three and nine months ended September 30, 2006 by approximately $0.2 million ($0.02 per basic and diluted share) and $0.9 million ($0.07 per basic and diluted share), respectively. The adoption of SFAS No. 123R had an immaterial effect on our Consolidated Statement of Cash Flows for the nine months ended September 30, 2006. Refer to Part I, Item 1, Note 2 to the consolidated financial statements for further information concerning the adoption of SFAS No. 123R.

Employee-Stock Purchase Plan

We have an employee stock purchase plan under which employees can make contributions to purchase our common stock. Participation in the plan is elected annually by employees. The plan year begins each January 1st (the “Grant Date”) and ends on December 31st (the “Exercise Date”). Purchases of common stock are made at the end of the year using the lower of the fair market value on either the Grant Date or Exercise Date, less a 15% discount. Under SFAS No. 123R, compensatory employee stock purchase plans (“ESPP”) are required to recognize compensation cost over the requisite service period for grants made under the ESPP. We recognized approximately $0.02 million and $0.07 million of expense related to this plan in the three and nine months ended September 30, 2006.

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

Statement Financial Accounting Standards No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value within generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. We expect to adopt SFAS No. 157 beginning January 1, 2008. We are currently evaluating the impact that this interpretation may have on our consolidated financial statements.

Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This guidance indicates that the materiality of a misstatement must be evaluated using both the rollover and iron curtain approaches. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, while the rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. SAB No. 108 will be implemented January 1, 2007. We are currently assessing the impact of SAB No. 108; however, we do not believe the adoption of this standard will have a material effect on our consolidated financial statements.

Results of Operations

The following table sets forth for the periods indicated the percentages of revenue represented by certain items in our historical consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	77.3	76.8	76.4	75.6
Pre-opening and start-up expenses	—	2.0	1.0	3.7
Depreciation and amortization	4.7	4.8	4.6	4.9
General and administrative expenses	6.6	6.0	6.2	6.9
Income from operations	11.4	10.4	11.8	8.9
Interest expense, net	7.0	6.8	6.8	7.2
Income from continuing operations before provision for income taxes	4.4	3.6	5.0	1.7
Provision for income taxes	1.6	1.6	2.1	0.8
Income from continuing operations	2.8	2.0	2.9	0.9
Discontinued operations, net of tax	—	(0.4)	(0.3)	(1.5)
Net income (loss)	2.8%	1.6%	2.6%	(0.6)%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

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

Revenues.  Revenues increased approximately $13.2 million, or 16.7%, to $92.4 million for the three months ended September 30, 2006 from $79.2 million for the three months ended September 30, 2005.

Adult Secure. Adult secure institutional services division revenues increased approximately $15.0 million, or 46.6%, to $47.2 million for the three months ended September 30, 2006 from $32.2 million for the three months ended September 30, 2005 due primarily to (1) revenues of approximately $8.8 million at the Moshannon Valley Correctional Center which opened in April 2006, (2) an increase in revenues of approximately $2.6 million at the Regional Correctional Center due to increased occupancy, (3) revenues of approximately $1.8 million at the Mesa Verde Community Correctional Center and (4) an increase in revenues of approximately $0.9 million at the D. Ray James Prison due to increased occupancy and a per diem rate increase in mid-year 2005. The remaining net increase in revenues of approximately $0.9 million was due to various insignificant fluctuations in revenues at our other adult secure facilities.

Our adult secure institutional services division revenues are primarily generated from contracts with federal and state government agencies.  At September 30, 2006 we operated 10 adult secure institutional facilities with an aggregate service capacity of 9,442.

Average contract occupancy was 98.7% for the three months ended September 30, 2006 compared to 95.8% for the three months ended September 30, 2005.  Excluding the actual occupancy and contract capacity for the start-up activities of the Regional Correctional Center in 2005, average contract occupancy was 102.6% for the three months ended September 30, 2005. The average contract occupancy statistics for 2006 reflect the activation and continued ramp-up in population at the Moshannon Valley Correctional Center.  The average per diem rate for our adult secure facilities was approximately $56.49 and $48.35 for the three months ended September 30, 2006 and 2005, respectively.  The increase in the per diem rate for 2006 was due to the opening of the Moshannon Valley Correctional Center in April 2006. There were no revenues attributable to start-up operations in the three months ended September 30, 2006.  Revenues attributable to start-up operations were approximately $0.7 million in the three months ended September 30, 2005 and were attributable to the Regional Correctional Center in New Mexico.

Juvenile. Juvenile justice, educational and treatment services division revenues decreased approximately $1.7 million, or 5.6%, to $28.4 million for the three months ended September 30, 2006 from $30.1 million for the three months ended September 30, 2005 due primarily to (1) a decrease in revenues of approximately $0.8 million due to the temporary closure of the Campbell Griffin Treatment Center in October 2005, (2) a decrease in revenues of approximately $0.9 million at the Danville Center for Adolescent Females due to reduced occupancy preceding the conclusion of our management contract in March 2006, (3) a decrease in revenues of approximately $0.8 million due to the termination of our operating contract at the South Mountain Secure Treatment Unit effective June 30, 2006 and (4) a decrease in revenues of approximately $0.3 million due to the termination of our operating contract for the Washington, DC community-based programs in August 2006.  The remaining net increase in revenues of approximately $1.1 million was due to various insignificant fluctuation in revenues at our other juvenile facilities and programs. We currently plan to reactivate the Campbell Griffin Treatment Center in the first quarter of 2007.

At September 30, 2006, we operated 16 residential juvenile facilities and 13 non-residential juvenile community-based programs with an aggregate service capacity of 3,845.  Our contracts for these facilities and programs are generally with state and local government agencies and generally renew annually.

Average contract occupancy for the three months ended September 30, 2006 was 93.5% compared to 86.8% for the three months ended September 30, 2005.  The increase was due to higher populations at various facilities including the Southern Peaks Regional Treatment Center.

The average per diem rate for our residential juvenile facilities was approximately $172.08 for the three months ended September 30, 2006 compared to $168.80 for the three months ended September 30, 2005.  Our average fee-for-service rate for our non-residential juvenile community-based facilities and programs was approximately $38.13 for the three months ended September 30, 2006 compared to $40.38 for the three months ended September 30, 2005. The decrease in average fee-for-service rate in 2006 is due to changes in the mix of services provided at our non-residential juvenile facilities and programs, as well as the addition of several new alternative education programs in 2005. There were no revenues attributable to start-up operations for the three months ended September 30, 2006 and 2005.

Adult Community-Based. Adult community-based corrections and treatment services division revenues decreased approximately $0.3 million, or 1.8%, to $16.7 million for the three months ended September 30, 2006 from $17.0 million for the three months ended September 30, 2005 due primarily to a decrease in combined revenues of approximately $0.4 million at the Cordova Center and the Midtown Center due to reduced occupancy. The remaining net increase in revenues of $0.1 million was due to various fluctuations in revenues at our other adult community-based facilities and programs.

At September 30, 2006, we operated 27 residential adult community-based facilities and 10 non-residential adult community-based programs with an aggregate service capacity of 5,533.  Average contract occupancy was 96.6% for the three months ended September 30, 2006 compared to 100.9% for the three months ended September 30, 2005.  The average per diem rate for our residential adult community-based facilities was approximately $61.81 for the three months ended September 30, 2006 compared to $61.89 for the three months ended September 30, 2005.  The average fee-for-service rate for our non-residential adult community-based programs was approximately $10.23 for the three months ended September 30, 2006 compared to $10.09 for the three months ended September 30, 2005.  There were no revenues attributable to start-up operations for the three months ended September 30, 2006 and 2005.

Operating Expenses. Operating expenses increased approximately $10.7 million, or 17.6%, to $71.5 million for the three months ended September 30, 2006 from $60.8 million for the three months ended September 30, 2005.

Adult Secure. Adult secure institutional services division operating expenses increased approximately $11.2 million, or 50.2%, to $33.5 million for the three months ended September 30, 2006 from $22.3 million for the three months ended September 30, 2005 due primarily to (1) operating expenses of approximately $4.5 million at the Moshannon Valley Correctional Center which opened in April 2006, (2) an increase in operating expenses of approximately $2.6 million at the Regional Correctional Center as a portion of the operating expenses for the three months ended September 30, 2005 were reported as pre-opening and start-up expenses and (3) operating expenses of approximately $1.4 million at the Mesa Verde Community Correctional Center which we began managing in January 2006.  The remaining net increase in operating expenses of approximately $2.7 million was due to various fluctuations in operating expenses at our other adult secure facilities.

As a percentage of segment revenues, adult secure institutional services division operating expenses were 70.8% for the three months ended September 30, 2006 compared to 69.2% for the three months ended September 30, 2005.  As Moshannon Valley Correctional Center continues to ramp-up its population during the fourth quarter 2006, we anticipate some margin decreases as certain variable costs increase.  Excluding approximately $0.7 million of revenues attributable to the start-up operations of the Regional Correctional Center in the three months ended September 30, 2005, adult secure institutional services division operating expenses, as a percentage of segment revenues, were 70.8%.

Juvenile. Juvenile justice, educational and treatment services division operating expenses decreased approximately $0.5 million, or 2.0%, to $25.0 million for the three months ended September 30, 2006 from $25.5 million for the three months ended September 30, 2005 due primarily to (1) a decrease in operating expenses of approximately $0.8 million due to the temporary closure of the Campbell Griffin Treatment Center in October 2005, (2) a decrease in operating expenses of approximately $0.8 million at the Danville Center for Adolescent Females (due to reduced occupancy as noted above), (3) a decrease in operating expenses of approximately $0.7 million at the South Mountain Secure Treatment Unit due to the expiration of our management contract effective June 30, 2006 and (4) a decrease in operating expenses of approximately $0.1 million due to the expiration of our management contract for the Washington, DC community-based programs in August 2006. The above decreases in operating expenses were offset, in part, by (1) an increase in operating expenses of approximately $0.4 million at the Alexander Youth Center due to increased occupancy, (2) an increase in operating expenses of approximately $0.3 million at the Southern Peaks Regional Treatment Center due to increased occupancy, (3) an increase in operating expenses of approximately $0.2 million at the Reading Alternative School which we began managing in July 2005 and (4) an increase in operating expenses of approximately $0.4 million at the New Morgan Academy as we are preparing to re-open the facility in October 2006. The remaining net increase in operating expenses of approximately $0.6 million was due to various insignificant fluctuations in operating expenses at our other juvenile facilities and programs.

As a percentage of segment revenues, juvenile services division operating expenses were 87.9% for the three months ended September 30, 2006 compared to 84.8% for three months ended September 30, 2005.

Adult Community-Based. Adult community-based corrections and treatment services division operating expenses were approximately $13.0 million for the three months ended September 30, 2006 and 2005. As a percentage of segment revenues, adult community-based division operating expenses were 77.7% for the three months ended September 30, 2006 compared to 76.9% for the three months ended September 30, 2005.

Pre-Opening and Start-up Expenses. There were no pre-opening and start-up expenses for the three months ended September 30, 2006.  Pre-opening and start-up expenses for the three months ended September 30, 2005 were approximately $1.6 million and were attributable to the pre-opening and start-up activities of the Regional Correctional Center and the Moshannon Valley Correctional Center.

Depreciation and Amortization.  Depreciation and amortization increased approximately $0.5 million, or 13.2%, to $4.3 million for the three months ended September 30, 2006 from $3.8 million for the three months ended September 30, 2005 due primarily to depreciation of the building and related furniture and equipment at the Moshannon Valley Correctional Center which opened in April 2006.  Amortization of intangibles was approximately $0.6 million for the three months ended September 30, 2006 and 2005.

General and Administrative Expenses. General and administrative expenses increased approximately $1.3 million, or 27.1%, to $6.1 million for the three months ended September 30, 2006 from $4.8 million for the three months ended September 30, 2005 due primarily to professional and consulting expenses of approximately $1.2 million incurred in conjunction with our review of strategic alternatives and subsequent decision to enter into the Merger Agreement with

Veritas, which was executed in October 2006.  In addition, compensation expense of approximately $0.4 million was recognized under the provisions of FAS 123R which we adopted effective January 1, 2006. See Part I, Item 1, Note 2 to the accompanying financial statements for further discussion concerning our adoption of FAS 123R. These increases were partially offset by higher professional and consulting expenses of approximately $0.3 million incurred in conjunction with the 2005 proxy process.

Interest. Interest expense, net of interest income, increased to approximately $6.5 million for the three months ended September 30, 2006 from $5.4 million for the three months ended September 30, 2005.  In the three months ended September 30, 2006 we recognized interest expense related to the interest rate swap of $0.1 million compared to interest income of $0.2 million in the three months ended September 30, 2005.  At current interest rate levels, we would expect to continue to incur additional interest expense under our interest rate swap.  Any additional rise in interest rates would increase our interest expense.  Moreover, we did not capitalize interest in the three months ended September 30, 2006.  Capitalized interest for the three months ended September 30, 2005 was approximately $1.1 million and related to development and construction costs for the Moshannon Valley Correctional Center.  Additionally, MCF made an annual principal payment of $9.7 million on their outstanding bonds, which reduced interest expense in the three months ended September 30, 2006 by approximately $0.2 million as compared to the three months ended September 30, 2005.

Income Taxes. For the three months ended September 30, 2006, we recognized a provision for income taxes on our income from operations at an estimated effective rate of 36.3%.  For the three months ended September 30, 2005, we recognized a provision for income taxes on income from operations at an estimated effective rate of 44.4%.  The change in our estimated effective tax rate in 2006 was related to an increase in operating income across certain of our business segments (relative to prior periods) which reduces the net impact of certain non-deductible expenses such as lobbying and tax-exempt income. The effective tax rate for the third quarter of 2006 also reflects an adjustment of approximately $0.2 million for the cumulative impact of certain statuatory tax changes which were effective as of June 30, 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues. Revenues increased approximately $35.4 million, or 15.3%, to $266.7 million for the nine months ended September 30, 2006 from $231.3 million for the nine months ended September 30, 2005.

Adult Secure. Adult secure institutional services division revenues increased approximately $36.7 million, or 38.9%, to $131.0 million for the nine months ended September 30, 2006 from $94.3 million for the nine months ended September 30, 2005 due primarily to (1) revenues of approximately $17.7 million at the Moshannon Valley Correctional Center which opened in April 2006, (2) an increase in revenues of approximately $8.6 million at the Regional Correctional Center due to increased occupancy, (3) revenues of approximately $5.2 million at the Mesa Verde Community Correctional Facility which we began managing in January 2006, (4) an increase in revenues of approximately $2.5 million at the D. Ray James Prison due to increased occupancy coupled with a per diem rate increase in 2005 and (5) an increase in revenues of approximately $1.4 million at our two secure facilities in California.  The remaining net increase in revenues of approximately $1.3 million was due to various fluctuations in revenues at our other adult secure facilities.

 Average contract occupancy for the nine months ended September 30, 2006 was 96.8% compared to 94.9% for the nine months ended September 30, 2005.  Excluding the actual occupancy and contract capacity for the start-up operations of the Regional Correctional Center in the nine months ended September 30, 2005, average contract occupancy was 104.0% for the nine months ended September 30, 2005.  The average contract occupancy statistics for 2006 reflect the activation and continued ramp-up in population at the Moshannon Valley Correctional Center.

 The average per diem rate for our adult secure facilities was approximately $56.40 and $48.21 for the nine months ended September 30, 2006 and 2005, respectively.  The increase in the per diem rate in 2006 is due to the opening of the Moshannon Valley Correctional Center in April 2006.  There were no revenues attributable to start-up operations for the nine months ended September 30, 2006.  Revenues attributable to start-up operations for the nine months ended September 30, 2005 were approximately $3.3 million and were attributable to the start-up operations of the Regional Correctional Center in New Mexico.

Juvenile. Juvenile justice, educational and treatment services division revenues decreased approximately $4.1 million, or 4.5%, to $86.4 million for the nine months ended September 30, 2006 from $90.5 million for the nine months ended September 30, 2005 due primarily to (1) a decrease in revenues of approximately $3.5 million as a result of the temporary closure of the Campbell Griffin Treatment Center in October 2005, (2) a decrease in revenues of approximately $2.0 million at the Danville Center for Adolescent Females (“DCAF”) due to reduced occupancy preceding the conclusion of our management contract in March 2006, (3) a decrease in revenues of approximately $1.1 million at the Harrisburg Alternative School due to a contract renewal change in July 2005, (4) a decrease in revenues of approximately $0.9 million due to the expiration of our management contract for the South Mountain Secure Treatment Unit (“SMSTU”) effective June 30, 2006 and (5) a decrease in revenues of approximately $0.6 million due to the expiration of our management contract for the Washington, DC (“DC”) community-based programs effective August 31, 2006.  The decrease in revenues due to the above was offset, in part, by (1) an increase in revenues at the Alexander Youth Center of approximately $0.5 million due to increased occupancy, (2) an increase in revenues of approximately $1.2 million at the Southern Peaks Regional Treatment Center due to improved occupancy as the facility was ramping-up in 2005 and (3) an increase in revenues of approximately $1.2 million at the Reading Alternative School which we began operating in July 2005.  The remaining net increase in revenues of approximately $1.1 million was due to various fluctuations in revenues at our other juvenile facilities and programs.  The concluded/terminated contracts at DCAF, SMSTU and DC generated total revenues of $3.2 million and $6.7 million, respectively, for the nine months ended September 30, 2006 and 2005.

Average contract occupancy was 92.7% for the nine months ended September 30, 2006 compared to 90.1% for the nine months ended September 30, 2005. Excluding the actual occupancy and contract capacity for the start-up activities of the Southern Peaks Regional Treatment Center in 2005, average contract occupancy was 91.1% for the nine months ended September 30, 2005.  The increase in average contract occupancy during the nine months ended September 30, 2006 is due to higher populations at various programs including the Southern Peaks Regional Treatment Center.  The average per diem rate for our residential juvenile facilities was approximately $169.26 and $167.35 for the nine months ended September 30, 2006 and 2005, respectively.  Our average fee-for-service rate for our non-residential juvenile community-based facilities and programs was approximately $36.41 and $33.30 for the nine months ended September 30, 2006 and 2005, respectively.  The increase in average fee-for-service rate in 2006 is due to changes in the mix of services provided, as well as the addition of several new alternative education programs in 2005.

There were no revenues attributable to start-up operations for the nine months ended September 30, 2006.  Revenues attributable to start-up operations were approximately $1.5 million for the nine months ended September 30, 2005 and were attributable to the start-up operations of the Southern Peaks Regional Treatment Center.

Adult Community-Based. Adult community-based corrections and treatment services division revenues increased approximately $2.9 million, or 6.2%, to $49.4 million for the nine months ended September 30, 2006 from $46.5 million for the nine months ended September 30, 2005 due primarily to revenues of approximately $3.2 million generated from the facilities and programs acquired from Correctional Systems, Inc. (“CSI”) in April 2005.  The remaining net decrease in revenues of approximately $0.3 million was due to various insignificant fluctuations in revenues at our other adult community-based facilities and programs.

Average contract occupancy for the nine months ended September 30, 2006 was 97.0% compared to 102.0% for the nine months ended September 30, 2005.  The average per diem rate for our residential adult community-based facilities was $61.38 and $61.44 for the nine months ended September 30, 2006 and 2005, respectively.   The average fee-for-service rate for our non-residential adult community-based programs was $10.10 and $9.48 for the nine months ended September 30, 2006 and 2005, respectively.   There were no revenues attributable to start-up operations for the nine months ended September 30, 2006 and 2005.

Operating Expenses. Operating expenses increased approximately $28.9 million, or 16.5%, to $203.7 million for the nine months ended September 30, 2006 from $174.8 million for the nine months ended September 30, 2005.

Adult Secure. Adult secure institutional services division operating expenses increased approximately $26.1 million, or 40.8%, to $90.1 million for the nine months ended September 30, 2006 from $64.0 million for the nine months ended September 30, 2005 due primarily to (1) an increase in operating expenses of approximately $8.9 million at the Moshannon Valley Correctional Center which opened in April 2006 (operating expenses of approximately $0.3 million incurred during the same period of 2005 were reported as pre-opening and start-up expenses), (2) operating expenses of approximately $3.8 million at the Mesa Verde Community Correctional Center which we began operating in January 2006, (3) an increase in operating expenses of approximately $8.9 million at the Regional Correctional Center (expenses of approximately $6.4 million incurred in the same period of 2005 were reported as pre-opening and start-up expenses), (4) an increase in operating expenses of approximately $0.9 million at our two secure facilities in California due to increased occupancy and (5) an increase in operating expenses of $0.6 million at Donald D. Wyatt Detention Center due to increased occupancy. The remaining net increase in operating expenses of $3.0 million was due to various fluctuations in operating expenses at our other adult secure facilities.

As a percentage of segment revenues, adult secure institutional services division operating expenses were 68.8% for the nine months ended September 30, 2006 compared to 67.8% for the nine months ended September 30, 2005.  Excluding approximately $3.3 million of revenues attributable to the start-up operations of the Regional Correctional Center in the nine months ended September 30, 2005, adult secure institutional services division operating expenses, as a percentage of segment revenues, were 70.3% for the nine months ended September 30, 2005.

Juvenile. Juvenile justice, educational and treatment services division operating expenses were approximately $74.8 million for the nine months ended September 30, 2006 and 2005.  Significant changes in operating expenses included (1) a decrease in operating expenses of approximately $2.8 million due to the temporary closure of the Campbell Griffin Treatment Center in October 2005, (2) a decrease in operating expenses of $1.9 million at the Danville Center for Adolescent Females due to reduced occupancy preceding the conclusion of our management contract in March 2006, (3) a decrease in operating expenses of approximately $0.8 million due to the expiration of our management contract for the South Mountain Secure Treatment Unit effective June 30, 2006, (4) a decrease in operating expenses of approximately $0.9 million at the  Harrisburg Alternative School resulting from a contract renewal change in July 2005, (5) an increase in operating expenses of $2.9 million at the Southern Peaks Regional Treatment Center as a portion of the 2005 expenses were reported as pre-opening and start-up expenses, (6) an increase in operating expenses of approximately $1.2 million at the Reading Alternative School which we began managing in July 2005 and (7) an increase in operating expenses of approximately $0.5 million at the Alexander Youth Center due to increased occupancy.  The remaining net increase in operating expenses of approximately $1.8 million was due to various other insignificant changes in operating expenses at our other juvenile facilities and programs.

As a percentage of segment revenues, juvenile services division operating expenses were 86.5% for the nine months ended September 30, 2006 compared to 82.7% for the nine months ended September 30, 2005.  Excluding approximately $1.5 million of revenues attributable to the start-up operations of the Southern Peaks Regional Treatment Center in the nine months ended September 30, 2005, juvenile services division operating expenses, as a percentage of segment revenues, were 84.1%.

Adult Community-Based. Adult community-based corrections and treatment services division operating expenses increased approximately $2.7 million, or 7.5%, to $38.8 million for the nine months ended September 30, 2006 from $36.1 million for the nine months ended September 30, 2005 due primarily to operating expenses of approximately $3.0 million from the facilities and programs acquired from CSI in April 2005.  The remaining net decrease in operating expenses of approximately $0.3 million was due various insignificant fluctuations in operating expenses at our other adult community-based facilities and programs.

As a percentage of segment revenues, adult community-based corrections and treatment services division operating expenses were 78.7% for the nine months ended September 30, 2006 compared to 77.5% for the nine months ended September 30, 2005.

Pre-Opening and Start-up Expenses. Pre-opening and start-up expenses for the nine months ended September 30, 2006 were approximately $2.7 million and were attributable to the pre-opening activities of the Moshannon Valley Correctional Center.  Pre-opening and start-up expenses for the nine months ended September 30, 2005 were approximately $8.5 million and were attributable to the pre-opening and start-up activities of the Regional Correctional Center, the Southern Peaks Regional Treatment Center and the Moshannon Valley Correctional Center.

Depreciation and Amortization.  Depreciation and amortization increased approximately $0.9 million, or 7.9%, to $12.3 million for the nine months ended September 30, 2006 compared to $11.4 million for the nine months ended September 30, 2005 due primarily to depreciation of the building and related furniture and equipment at the Moshannon Valley Correctional Center which opened in April 2006.  Amortization of intangibles was approximately $1.7 million and $1.5 million for the nine months ended September 30, 2006 and 2005, respectively.

General and Administrative Expenses. General and administrative expenses increased approximately $0.6 million, or 3.8%, to $16.6 million for the nine months ended September 30, 2006 from $16.0 million for the nine months ended September 30, 2005 due primarily to professional and consulting expenses of approximately $1.3 million incurred in conjunction with our review of strategic alternatives and subsequent decision to enter into the Merger Agreement with Veritas, which was executed in October 2006. In addition, there was an increase in compensation expense of approximately $1.6 million resulting from adoption of FAS 123R.  The increase was offset by a restructuring charge of approximately $1.1 million in the nine months ended September 30, 2005 for personnel costs associated with management’s streamlining initiatives implemented in the first quarter of 2005.  The increase also was offset by higher professional and consulting expenses of approximately $1.1 million in 2005 incurred in conjunction with our Sarbanes-Oxley compliance and with the 2005 proxy process.

Interest. Interest expense, net of interest income, increased to $18.1 million for the nine months ended September 30, 2006 from $16.7 million for the nine months ended September 30, 2005.  For the nine months ended September 30, 2006, we recognized interest expense related to the interest rate swap of approximately $0.6 million compared to interest income of approximately $1.0 million in the nine months ended September 30, 2005.  At current interest rate levels, we would expect to incur additional interest expense under our interest rate swap.  Any additional rise in interest rates would increase our interest expense.  Additionally, MCF made an annual principal payment of $9.7 million on their outstanding bonds, which reduced interest expense for the nine months ended September 30, 2006 by approximately $0.2 million as compared to the nine months ended September 30, 2005.  Furthermore, interest expense increased approximately $0.7 million due to a decrease in capitalized interest during 2006.  For the nine months ended September 30, 2006, we capitalized interest of approximately $1.5 million related to the construction of the Moshannon Valley Correctional Center compared to approximately $2.2 million in the nine months ended September 30, 2005.

Income Taxes. For the nine months ended September 30, 2006, we recognized a provision for income taxes on our income from continuing operations at an estimated effective rate of 41.1%.  For the nine months ended September 30, 2005, we recognized a provision for income taxes on our income from continuing operations at an estimated effective rate of 47.1%.  The change in our estimated effective rate in 2006 was related to an increase in operating income across certain of our business segments relative to prior periods which reduces the net impact of certain non-deductible expenses such as lobbying and tax-exempt interest income.

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

Cash Flows From Operating Activities. Cash provided by operations was approximately $11.6 million for the nine months ended September 30, 2006.  Cash provided by operations was approximately $18.0 million for the nine months ended September 30, 2005. The decrease in 2006 is principally due to an increase in accounts receivable due to the activation/ramp-up of several facilities in 2006 including the Moshannon Valley Correctional Center, the Mesa Verde Correctional Center and the Regional Correctional Center, as well as the related timing of accounts receivable collections in 2006 and 2005.

Cash Flows From Investing Activities.  Cash used in investing activities was approximately $6.5 million for the nine months ended September 30, 2006 due to capital expenditures of approximately $10.6 million and net purchases of investment securities of $2.7 million, offset by net withdrawals from the restricted debt payment account of $3.9 million and proceeds from the sale of property and equipment of approximately $2.9 million.  Cash used in investing activities was approximately $10.7 million for the nine months ended September 30, 2005 due to net sales of investment securities of $30.9 million offset by capital expenditures of $46.4 million comprised of approximately $37.3 million for the development and construction of the Moshannon Valley Correctional Center and approximately $9.1 million (net) for the acquisition of CSI.  Additionally, there were net withdrawals from the restricted debt payment account of approximately $4.2 million and proceeds of $0.6 million from the sale of property and equipment.

Cash Flows From Financing Activities.  Cash flows used in financing activities was approximately $7.4 million for the nine months ended September 30, 2006 due primarily to MCF’s annual bond principal payment of $9.7 million made in July 2006 offset by proceeds from the exercise of stock options of $2.1 million and the tax benefit of stock option exercises of $0.2 million. Cash used in financing activities was approximately $7.0 million for the nine months ended September 30, 2005 due primarily to a $9.0 million annual principal payment on MCF’s bonds and the repayment of approximately $1.9 million in debt acquired from CSI offset by proceeds from the exercise of stock options of $4.1 million.

Long-Term Credit Facilities.  Our Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit, and is reduced by outstanding letters of credit.  The available commitment under our Credit Facility was approximately $50.4 million at September 30, 2006.  We had no outstanding borrowings on our Credit Facility at September 30, 2006, but we had outstanding letters of credit of approximately $9.6 million.  Subject to certain requirements, we have the right to increase the aggregate commitments under our Credit Facility up to an aggregate amount of $100.0 million.  Our Credit Facility matures in June 2008 and bears interest, at our election, depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.75% to 2.00%, or a rate which ranges from 2.25% to 3.50% above the applicable LIBOR rate. Our Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. Our Credit Facility is not secured by the assets of Municipal Corrections Finance, LP (“MCF”).  Our Credit

Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants.

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

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate.  The terms of the interest rate swap contract and the underlying debt instrument are identical.  We have designated the swap agreement as a fair value hedge.  The swap has a notional amount of $84.0 million and matures in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, we pay on a semi-annual basis (each January 1 and July 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receive a fixed-rate interest of 10.75%.  For the three and nine months ended September 30, 2006, we recorded interest expense related to this interest rate swap of approximately $0.1 million and $0.2 million, respectively, which is reflected as interest expense in the accompanying financial statements.  For the three and nine months ended September 30, 2005, we recorded interest income related to this interest rate swap of approximately $0.2 million and $1.0 million, respectively, which is reflected as a reduction to interest expense in the accompanying financial statements.  The swap agreement are marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes.  At September 30, 2006 and December 31, 2005, the fair value of this derivative instrument was approximately ($1.0) million and ($0.1) million, respectively, and is included in other liabilities.  The carrying value of the Senior Notes as of these dates was reduced by the same amount. Because the swap agreement is an effective fair-value hedge, there is no effect on our results of operations from the mark-to-market adjustment as long as the swap is in effect.

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

Alexander Youth Services Center. In November 2006, the Arkansas Department of Health and Human Services (“DHHS”) notified us of their interest to terminate our management contract to manage the Alexander Youth Services Center. We currently anticipate the transition of this contract to occur no later than the first quarter of 2007. This contract generated revenues of approximately $9.9 million in 2005 and $7.8 million in the nine months ended September 30, 2006. We do not maintain any significant net property and equipment pertaining to this contract.

New Morgan Academy. We closed the New Morgan Academy in the fourth quarter of 2002 and considered several options ranging from the utilization of the facility for another type of program or the sale or lease of the facility. In 2005 we began focusing our efforts on the reopening of the facility in the fourth quarter of 2006. The facility, which reopened in October 2006, will operate as a residential treatment facility for youth sex offenders. We recognized pre-tax costs of $1.3 million and $3.3 million in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2006, respectively, for related holding costs (depreciation, interest, property, taxes and other maintenance costs). We recognized pre-tax costs of $0.9 million and $2.6 million in the three and nine months ended September 30, 2005, respectively, related to these costs.  The expenses for the 2006 periods increased in conjunction with the reopening of the facility in October 2006.

As of September 30, 2006, we believe that, pursuant to the provisions of SFAS No. 144, no impairment allowance is necessary. The carrying value of the property and equipment for the New Morgan Academy was approximately $19.5 million and $19.9 million at September 30, 2006 and December 31, 2005, respectively.

Regional Correctional Center. In January 2003, we executed a five-year lease for the Regional Correctional Center in Albuquerque, New Mexico. This 970 bed facility consists of two units, the 528 South Tower and the 442 bed North Tower. As of September 30, 2006, we had invested approximately $10.0 million on renovations and furniture and equipment for both towers. While there have been periods that the facility has reached substantial capacity during 2006, we many not be able to maintain enough volume at the facility to assure its profitability. The lease for the facility requires monthly rental payments of approximately $113,000 for the first two years and $130,000 for the last three years of the lease.

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

Campbell Griffin Treatment Center. In October 2005, we initiated the temporary closure of this leased facility in San Antonio, Texas. It is our intent to reactivate this facility during the first quarter of 2007. Accordingly, it has not been included in discontinued operations.

Great Plains Correctional Facility.  We believe that our existing contract with the Oklahoma Department of Corrections (“OK DOC”) with respect to our Great Plains Correctional Facility expired in July 2006. Despite negotiations with the OK DOC since early 2006, we have been unable to agree on terms for a new contract.  As a result, to preserve our rights relative to other business opportunities, in October 2006 we notified OK DOC of our intent to terminate the contract.  With our Great Plains Correctional Facility, as with all our facilities, we seek to maximize the operating potential based on an assessment of which potential customer(s) would enable us to realize the highest economic value. To date, we do not have an alternate customer for this facility. Our inability to maintain a customer for this facility could have an adverse effect on our financial condition, results of operations and liquidity.

Future Liquidity. We believe that the existing cash and the cash flows generated from operations, together with the credit available under our Credit Facility, will provide sufficient liquidity to meet our committed capital and working capital requirements for currently awarded and certain potential future development contracts within the next twelve months. To the extent our cash and current financing arrangements do not provide sufficient financing to fund construction costs related to future adult secure institutional contract awards or significant facility expansions, we anticipate obtaining additional sources of financing to fund such activities. However, there can be no assurance that such financing will be available or will be available on terms favorable to us.

Contractual Obligations and Commercial Commitments. We have assumed various financial obligations and commitments in the ordinary course of conducting our business.  We have contractual obligations requiring future cash payments under our existing contractual arrangements, such as management, consultative and non-competition agreements.

We maintain operating leases in the ordinary course of our business activities.  These leases include those for operating facilities, office space and office and operating equipment, and the terms of these agreements range from 2006 until 2075.  As of September 30, 2006, our total commitment under these operating leases was approximately $31.7 million.

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of September 30, 2006 (in thousands):

	Payments Due by Period
			2007 -	2009 -
	Total	2006	2008	2010	Thereafter

Contractual Obligations:
Long-term debt - principal
• Cornell Companies, Inc.	$112,000	$—	$—	$—	$112,000
• Special Purpose Entities	156,000	—	21,900	25,800	108,300
Long-term debt - interest (1)
• Cornell Companies, Inc.	70,938	3,102	24,689	24,663	18,484
• Special Purpose Entities	82,473	—	25,537	22,666	34,270
Capital lease obligations
• Cornell Companies, Inc.	50	10	20	20	—
Operating leases	31,672	1,602	11,050	8,540	10,480
Consultative and non-competition agreements	994	216	778	—	—
Total contractual cash obligations	$454,127	$4,930	$83,974	$81,689	$283,534

(1)   We have an interest rate swap agreement under which we receive a fixed interest rate and pay a floating interest rate. The future cash payments on the interest related to Cornell Companies, Inc. long-term debt assume an effective rate of 10.945% on the related interest rate swap contract. An increase in the six-month U.S. dollar LIBOR rate would increase future interest payments as required under this arrangement.

We enter into letters of credit in the ordinary course of our operating and financing activities.  As of September 30, 2006, we had outstanding letters of credit of approximately $9.6 million related to insurance and other operating activities.  The following table details our letter of credit commitments as of September 30, 2006 (in thousands):

	Total	Amount of Commitment Expiration Per Period
	Amounts	Less than			Over
	Committed	1 Year	1-3 Years	4-5 Years	5 Years

Commercial Commitments:
Standby letters of credit	$9,620	$8,870	$—	$750	$—

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

Interest Rate Exposure

Our exposure to changes in interest rates primarily results from our long-term debt with both fixed and floating interest rates.  The debt on our consolidated financial statements with fixed interest rates consists of the 8.47% Bonds issued by MCF in August 2001 in connection with the 2001 Sale and Leaseback Transaction and approximately $28.0 million of the Senior Notes (not hedged by our interest rate swap agreement).  At September 30, 2006, 31.6% ($84.0 million of debt outstanding on the Senior Notes issued in June 2004) of our consolidated long-term debt was subject to variable interest rates.  The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2006.  At September 30, 2006, the fair value of our consolidated fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

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

In connection with the evaluation described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) during our fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 5.                   Other Information.

None.

ITEM 6.                   Exhibits.

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

CORNELL COMPANIES, INC.

Date: November 9, 2006	By:	/s/ James E. Hyman
JAMES E. HYMAN
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: November 9, 2006	By:	/s/ John R. Nieser
JOHN R. NIESER
Chief Financial Officer and Treasurer
(Principal Financial Officer)