Form 10-K
period 2006-12-31
CORNELL COMPANIES INC
filed 2007-03-16
CIK 1016152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $177,696,845 on June 30, 2006. The registrant has 14,064,108 shares of common stock outstanding on March 9, 2007.

Documents Incorporated by Reference

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy relating to its Annual Meeting of Stockholders to be held in 2007, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Cornell Companies, Inc.

Table of Contents

2006 Form 10-K

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

Part III
Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions and Director Independence
Item 14.	Principal Accountant Fees and Services

Part IV
Item 15.	Exhibits and Financial Statement Schedules

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

Cornell offers services in structured and secure environments throughout three operating divisions:  (1) adult secure institutions and detention centers; (2) juvenile justice, educational and treatment programs; and (3) adult community-based corrections and treatment programs. Cornell, through predecessor entities, began operating in juvenile operations in 1973, adult community-based programs in 1974, and adult secure operations in 1984. See Note 16 to the Consolidated Financial Statements in Item 8 of this report for a discussion concerning our operating segments.

As of December 31, 2006, we operated 76 facilities among the three business lines, representing a total operating service capacity of 18,356. We also had three facilities that were vacant, representing additional service capacity of 224. Service capacity is comprised of the number of beds currently available for service or available upon completion of construction or renovation of residential facilities and the average program capacity of non-residential community-based programs.  Our facilities are located in 17 states and the District of Columbia.

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

Internal quality control, conducted by senior facility staff and executive officers, takes the form of periodic operational, programmatic and fiscal audits; facility inspections; regular review of logs, reports and files; and strict maintenance of personnel standards, including an active training program. Each of our facilities is further subject to periodic audits and reviews performed by our contracting agencies.

Industry and Business Line Summary

Incarceration, detention, education and treatment services for adults and juveniles have historically been provided by various government entities. In the United States, the incarcerated and sentenced populations of adults and juveniles has continued to increase while federal, state and local governments face continuing pressures to control costs and improve service quality. These trends have caused growing consideration and acceptance towards outsourcing essential government services and functions.

Services offered among our three divisions include incarceration and detention, transition from incarceration, drug and alcohol counseling and treatment, behavioral rehabilitation and treatment, vocational training and academic education for grades 3 – 12. Private-sector companies, like us, contract with government agencies to deliver these services, often at the same or higher quality and for a lower cost than what the agency can otherwise provide. Although outsourcing such essential services has historically faced opposition in the U.S., public and government acceptance has increased as standards of service improve and cost savings are documented. As government agencies face fiscal budget constraints, outsourcing to private providers can offer economically positive alternatives. Publications have documented savings from privatized incarceration in the States of Texas, Mississippi, and California – all states in which we operate. In addition, as a cost relief measure, government agencies have sought alternatives to incarceration, including reentry, education, substance abuse and behavioral health programs – all of which are services we provide.

Outsourcing has a longer history in the juvenile justice and adult community-based corrections sectors of the industry. Increasingly, states, counties and local governments have used both for-profit and not-for-profit organizations to meet the needs of troubled youth and adults reintegrating into society after a time in residential treatment or prison. Recently, governments have sought alternatives to the rising costs of incarceration for offenders who are non-violent and need treatment, education and rehabilitation. Adult community-based reentry programs as well as education, substance abuse and behavioral health programs that can successfully divert an offender from prison address this need.

Adult Secure Institutional Services

The Bureau of Justice Statistics reports that, in 2005, while the nation’s prison population grew only two percent overall, the number of inmates in private facilities increased almost nine percent. Private facilities held six percent of all state prisoners and over 14 percent of federal prisoners in 2005. Increasingly, federal and state systems are relying upon private providers to address continuously overcrowded prisons. As of December 31, 2005, the federal prison system was operating at 34 percent above capacity.

Meanwhile, heightened attention has been placed on border patrol and immigration enforcement. The President’s Budget for Fiscal Year 2008 provides $2.2 billion to support detention and removal efforts – sustaining last year’s 42 percent increase over Fiscal Year 2006. Included in this initiative are plans for 950 new detention beds, in addition to the 6,700 new beds contemplated in the Fiscal Year 2007 budget.  Also included in the Fiscal Year 2008 budget is an allocation of $3.5 billion for the Border Patrol (an increase of 27 percent overt the Fiscal Year 2007 budget), including funding for 3,000 new agents.

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

As of December 31, 2006, we operated 10 adult secure facilities with an aggregate service capacity of 9,442. Within the division, we offer the following:

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

According to the Office of Juvenile Justice and Delinquency Prevention, approximately 2.2 million juveniles were arrested in 2003 (the most recent year for which data is available). Within the juvenile justice system, as of 2002, 16% of publicly- managed youth facilities operated at capacity, and another 15% operated above capacity. Juvenile justice issues present a growing area of concern for many states due to the number of youth within the judicial system, as well as the related annual expenditures for placement and treatment. A Columbia University study suggests that annual spending on the juvenile justice system is at least $14 billion. Partnerships with private providers such as Cornell can provide quality alternatives for care. In 2003, of the nearly 97,000 juveniles assigned to residential facilities in the U.S., over 30 percent were placed with private providers. In fact, from 1997 to 2003, while the overall residential population of juvenile offenders decreased 8 percent, the number housed in private facilities increased by 3 percent.

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

We believe that our juvenile services division is uniquely equipped to address the issues currently facing the juvenile justice system. We provide a broad array of services to youth, typically between the ages of 10 and 17, in residential and community-based settings. The programs and services provided at our facilities are designed to rehabilitate juveniles, hold them accountable for their actions and behaviors, and help them successfully reintegrate back into the community. An underlying principle of our juvenile programming is the Balanced and Restorative Justice (“BARJ”) model, which provides a restorative component to the victim, be it an individual, family, or community. The use of the BARJ model, in connection with our Seven Key Principles of Care®, emphasizes accountability, competency development and community protection.

As of December 31, 2006, we operated 18 residential facilities and 12 non-residential community-based programs within our juvenile services division, representing operating service capacity of 4,059. We also had two vacant facilities with a service capacity of 192. Within the division, we offer the following:

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

As of year-end 2005, the Bureau of Justice Statistics reports that over 4.9 million adults were supervised on probation or parole, up slightly from the prior year. Of this population, 43 percent of probationers were convicted of drug or alcohol-related violations, and 37 percent of parolees were convicted for drug offenses. This population requires substance abuse counseling and treatment to help them successfully re-enter their communities and remain out of the criminal justice system.

Community-based treatment services include both residential and outpatient substance abuse programs. Services include short-term and long-term residential care, counseling, HIV services, DUI services, detoxification and methadone maintenance. According to the 2005 National Survey of Substance Abuse Treatment Services, for-profit substance abuse treatment facilities treated 28 percent of all clients and comprised 27 percent of all facilities. Clients in these programs can be self-admitted or referred by a local or state agency.

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

As of December 31, 2006, we operated 27 residential community-based facilities and 9 non-residential community-based programs with a combined total service capacity of 4,855. We also had one vacant facility with a service capacity of 32. Within the division, we offer the following:

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

•                  Education, including preparation and testing for the GED, ABE, computer courses, college-level courses and access to libraries

•                  Vocational training

•                  Individual, group and family counseling and therapy, cognitive behavior therapy and stress and anger management instruction

•                  Life skills training, including hygiene, personal finance, housing issues, and parenting skills

•                  Municipal jail management

Facilities

At December 31, 2006, we operated 76 facilities. Additionally, we had three vacant facilities. In addition to providing management services, we develop, design and/or construct many of our facilities.

Either through outright ownership or long-term leases, we control operating facilities representing a large majority of our revenues. We believe that such control increases the likelihood of contract renewal, allows us to expand existing facilities and thereby realize economies of scale, and enhances our ability to win new contracts and control repair costs. In addition, we believe that long-term control of our operating facilities allows us to better manage cost-escalation pressures.

The following table summarizes certain additional information with respect to our facilities as of December 31, 2006.  As indicated, the majority of the facilities to which we provide services are either owned or leased under long-term leases, which are generally under terms ranging from one to 45 years.

Facility Name and Location	Total Service Capacity (1)	Initial Contract Date (2)		Company Owned/ Leased or Managed (3)

Adult Secure Institutional Facilities:

Baker Community Correctional Facility Baker, California	262	1987		Owned
Big Spring Correctional Center Big Spring, Texas	2,646		(4)	Leased	(5)
D. Ray James Prison Folkston, Georgia	1,640	1998		Leased	(5)
Donald W. Wyatt Detention Center Central Falls, Rhode Island	357	1992		Managed
Great Plains Correctional Facility Hinton, Oklahoma	766		(6)	Leased	(5)
Leo Chesney Community Correctional Facility Live Oak, California	200	1988		Leased
Mesa Verde Community Correctional Facility Bakersfield, California	360	2006		Leased
Moshannon Valley Correctional Center Philipsburg, Pennsylvania	1,300	2006		Owned
Regional Correctional Center Albuquerque, New Mexico	970	2004	(7)	Leased
Walnut Grove Youth Correctional Facility Walnut Grove, Mississippi	941	2004		Managed

Juvenile Justice, Educational and Treatment Facilities: Residential Facilities

Alexander Youth Services Center Alexander, Arkansas	143	2001		Managed
Contact Wauconda, Illinois	51		(8)	Owned
Cornell Abraxas Academy New Morgan, Pennsylvania	214		(9)	Owned
Cornell Abraxas I Marienville, Pennsylvania	274	1973		Leased	(5)
Cornell Abraxas II Erie, Pennsylvania	23	1974		Owned
Cornell Abraxas III Pittsburgh, Pennsylvania	24	1975		Owned
Cornell Abraxas Center for Adolescent Females Pittsburgh, Pennsylvania	108	1989		Owned
Cornell Abraxas of Ohio Shelby, Ohio	108	1993		Leased	(5)
Cornell Abraxas Youth Center South Mountain, Pennsylvania	72	1999		Leased

Facility Name and Location	Total Service Capacity (1)	Initial Contract Date (2)		Company Owned/ Leased or Managed (3)

Juvenile Justice, Educational and Treatment Facilities: Residential Facilities (Continued)

DuPage Adolescent Center Hinsdale, Illinois	38		(8)	Owned
Erie Residential Behavioral Health Program Erie, Pennsylvania	17	1999		Owned
Hector Garza Residential Treatment Center San Antonio, Texas	122		(10)	Leased	(5)
Jos-Arz Academy Washington, D.C.	70		(11)	Leased
Leadership Development Program South Mountain, Pennsylvania	120	1994		Leased
Psychosocial Rehabilitation Unit Erie, Pennsylvania	13	1994		Owned
Salt Lake Valley Detention Center Salt Lake City, Utah	160	1996		Managed
Schaffner Youth Center Steelton, Pennsylvania	63	2001		Managed
Southern Peaks Regional Treatment Center Canon City, Colorado	160	2004		Owned
Texas Adolescent Treatment Center San Antonio, Texas	124	2003		Owned
Woodridge Woodridge, Illinois	163		(8)	Owned

Juvenile Justice, Educational and Treatment Facilities: Non-Residential Facilities

Cornell Abraxas Parenting Academy Harrisburg, Pennsylvania	36	1999		Leased
Delaware Community-Based Programs Milford, Delaware	66	1994		Leased
Harrisburg Day Treatment Harrisburg, Pennsylvania	45	1996		Leased
Leadership Academy/ACTS Program Harrisburg, Pennsylvania	400	2001		Managed
Lebanon Alternative Education Lebanon, Pennsylvania	225	2004		Managed
Lehigh Valley Community-Based Programs Lehigh Valley, Pennsylvania	60	1992		Leased

Facility Name and Location	Total Service Capacity (1)	Initial Contract Date (2)		Company Owned/ Leased or Managed (3)

Juvenile Justice, Educational and Treatment Facilities: Non-Residential Facilities (Continued)

Non-Residential Detention/Non-Residential Treatment Harrisburg, Pennsylvania	91	1999		Leased
Philadelphia Alternative Education Philadelphia, Pennsylvania	165	2004		Managed
Philadelphia Community-Based Programs Philadelphia, Pennsylvania	71	1992		Owned
Reading Alternative Education Reading, Pennsylvania	200	2005		Leased
State Reintegration Program Harrisburg, Pennsylvania	225	1991		Managed
WorkBridge Pittsburgh, Pennsylvania	600	1994		Leased

Adult Community-Based Corrections and Treatment Facilities: Residential Facilities

Beaumont Transitional Treatment Center Beaumont, Texas	180	2002		Owned	(12)
Cordova Center Anchorage, Alaska	192	1985		Leased	(5)
Dallas County Judicial Treatment Center Wilmer, Texas	300	1991		Managed
El Monte Center El Monte, California	55	1993		Leased
Grossman Center Leavenworth, Kansas	150	2002		Leased	(12)
Las Vegas Community Correctional Center Las Vegas, Nevada	100	2004		Owned
Leidel Comprehensive Sanction Center Houston, Texas	190	1996		Leased	(5)
Lincoln County Detention Center Carrizozo, New Mexico	144	2001		Managed	(12)
Los Angeles City Jails (13) Los Angeles Metropolitan Area, California	247		(13)	Managed	(12)
Marvin Gardens Center Los Angeles, California	52	1981		Leased
McCabe Center Austin, Texas	90	1999		Owned	(12)
Mid Valley House Edinburg, Texas	96	1998		Leased	(12)
Midtown Center Anchorage, Alaska	32	1998		Owned

Facility Name and Location	Total Service Capacity (1)	Initial Contract Date (2)		Company Owned/ Leased or Managed (3)

Adult Community-Based Corrections and Treatment Facilities: Residential Facilities (Continued)

Northstar Center Fairbanks, Alaska	135	1990		Leased
Oakland Center Oakland, California	61	1981		Owned
Parkview Center Anchorage, Alaska	112	1993		Leased	(5)
Reality House Brownsville, Texas	66	1998		Owned	(12)
Reid Community Residential Facility Houston, Texas	500	1996		Leased	(5)
Salt Lake City Center Salt Lake City, Utah	78	1995		Leased
Seaside Center Nome, Alaska	48	1999		Leased
Taylor Street Center San Francisco, California	177	1984		Owned
Tundra Center Bethel, Alaska	85	1986		Leased	(5)

Adult Community-Based Corrections and Treatment Facilities: Non-Residential Facilities

Dixon Correctional Center (14) Dixon, Illinois	68	2003		Managed
East St. Louis East St. Louis, Illinois	164		(8)	Leased
LifeWorks Joliet, Illinois	116		(8)	Leased
Sentencing Concepts (15) California	900		(15)	Leased	(12)
Southwood Chicago, Illinois	549		(8)	Owned

(1)                    Residential service capacity is comprised of the number of beds currently available for service or available upon the completion of construction or renovation of residential facilities. Non-residential service capacity is based on either contractual terms or our estimate of the number of clients to be served. We update these estimates at least annually based on the program’s budget and other factors.

(2)                    Date from which we, or our predecessor, have had a contract for services on an uninterrupted basis.

(3)                   We do not incur any facility use costs, such as debt service, rent or depreciation for facilities that we operate under a management contract only; however, we are responsible for all other facility operating costs at these managed facilities.

(4)                   The Big Spring Correctional Center was originally operated under an Intergovernmental Agreement (“IGA”) that commenced in 1989 between the City of Big Spring and the BOP. On April 1, 2007, the IGA will be replaced by a direct contract between the BOP and the company. Refer to Item 7 - “Recent Developments – Big Spring Correctional Center” for further discussion concerning the Big Spring Correctional Center contract.

(5)                   Facility was sold in August 2001 to Municipal Corrections Finance, L.P. (“MCF”) as part of the 2001 sale and leaseback transaction as discussed in Note 14 to the consolidated financial statements in Item 8 of this report.

(6)                   This facility has been operated pursuant to a one-year contract with nine one-year renewal options between the Oklahoma Department of Corrections (“OK DOC”) and the Hinton Economic Development Authority, or HEDA. HEDA in turn had subcontracted the operations of this facility to the company under a 30-year operating contract with four five-year renewal options. In October 2006, HEDA provided the OK DOC with notice of intent to terminate their contract with OK DOC. Refer to Item 7 - “Significant 2006 Events – Great Plains Correctional Facility” of this report for further discussion concerning this facility and related operating contract.

(7)                   We leased the Regional Correctional Center in January 2003 and renovated the facility in 2003 and 2004. The facility commenced operations in July and December of 2004 under an IGA between Bernalillo County and the USMS. In 2005, the IGA was replaced with a new contract between Bernalillo County and the U.S. Department of Justice Office of Detention Trustee, which allows for services to be provided to both the USMS and ICE. In 2006, we added contracts with Bernalillo County and the New Mexico Department of Corrections.

(8)                   The Cornell Interventions programs/facilities contract with numerous agencies throughout Illinois. Initial contract dates vary by agency and range from 1974 to 1997.

(9)                   We closed the Cornell Abraxas Academy (formerly the New Morgan Academy) in 2002. In October 2006, we reactivated the facility as a residential treatment center for youth sex offenders.  Refer to Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Uncertainties Related to Certain Facilities – Cornell Abraxas Academy” of this report for further discussion concerning this the reactivation of this facility and the related operating contract.

(10)             We closed the Hector Garza Residential Treatment Center (formerly the Campbell Griffin Treatment Center) in the fourth quarter of 2005 and intend to reactivate this program in 2007. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Uncertainties Related to Certain Facilities – Hector Garza Residential Treatment Center” in Item 7 of this report for further discussion concerning this facility.

(11)             We closed the Jos-Arz Academy in 2005 and are currently considering several options for use, including the operation of a new program.

(12)             Facility/program was acquired in April 2005 in connection with the Company’s purchase of Correctional Systems, Inc. (CSI).

(13)             Los Angeles City Jails represents seven individual locations in Los Angeles, California and the surrounding area. Initial contract dates vary by agency and range from 1994-2006.

(14)             We manage a 68 bed dual diagnosis program located within the Special Treatment Center of the state-operated Dixon Correctional Center.

(15)             Sentencing Concepts represents five individual facilities in the following California locations: Anaheim, Lake Forest, San Luis Obispo, Santa Maria and Stockton. Initial contract dates vary by agency and range from 1994-2002.

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

If we believe a project described in an RFP is consistent with our strategic business plan, we will submit a proposal to the requesting agency. When responding to RFPs, we typically incur costs ranging from $10,000 to $100,000 per proposal. In addition, we could incur substantial costs to acquire options to lease or purchase land for a proposed facility or to lease or purchase an existing building to house a program. The preparation of a response usually requires four to 12 weeks. The award process usually takes an additional three to nine months. If new construction is required by the contract, the selected company’s operation of the facility generally begins between 9 and 18 months following award announcement, although in some cases as early as four months. In instances where construction is required, our success depends, in part, upon our ability to acquire property that is not only satisfactory for programmatic needs but also that lies in a community where social opposition does not significantly impede our ability to operate. We may incur significant expenses in responding to such opposition, and our response may not be successful. In addition, we may choose not to respond to an RFP or may withdraw a submitted proposal if significant legal action or other forms of opposition are anticipated or encountered.

In addition to responding to RFPs, we also rely upon court-referrals, insurance- or managed care-referrals, and self-referrals for business growth, particularly in our juvenile and adult community-based treatment programs. In such instances, court and community liaisons play a significant role in developing our growing network of clients.

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

Employees

At December 31, 2006, we had 4,186 full-time employees and 467 part-time employees. We employ management, administrative and clerical, security, educational and counseling services, health services and general maintenance personnel. Approximately 745 employees at 5 of our facilities are represented by unions.

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

Business Concentration

For the years ended December 31, 2006, 2005 and 2004, 28.2%, 23.0% and 22.3%, respectively, of our consolidated revenues were derived from multiple contracts with the BOP. The increase in the percentage for 2006 as compared to the prior two years is due to additional BOP revenue in 2006 resulting from the activation of our Moshannon Valley Correctional Facility in April 2006.

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

Many governmental agencies are legally limited in their ability to enter into long-term contracts that would bind elected officials responsible for future budgets. Therefore, many contracts with government agencies, including the BOP, typically either have a very short term or are subject to termination on short notice without cause. The majority of our contracts have primary terms of one to three years. Our contracts with governmental agencies may contain one or more renewal options that may be exercised only by the contracting governmental agency. Some of these contracts may not be renewed by the governmental agency and no assurance can be given that the governmental agency will exercise a renewal option in the future. In addition, the governmental agency may elect to solicit bids pursuant to a RFP or RFQ rather than exercise a renewal option. We may not be successful in responding to a RFP or RFQ.

The non-renewal or termination of any of our significant contracts with governmental agencies, our inability to secure new facility management contracts from others or our failure to successfully respond to a RFP or RFQ could materially adversely affect our financial condition, results of operation and liquidity. To the extent we have made significant capital expenditures and have short-term contracts with our customers that are not renewed or extended, we may not recover our entire capital investment.

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

Many states are facing significant budget deficits and are under pressure to reduce current levels of spending or control additional spending. As a result of this increased budgetary pressure, in certain cases we have granted a few of our customers relief from formulaic increase provisions in their agreements and some of our customers have not included in their appropriation legislation amounts that would increase the per diem rates payable to us. Contractual rate increases are generally intended to offset increases in expenses and inflation. To the extent rates are not increased or are reduced, our profitability will be adversely affected.

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

Our delivery of services is labor-intensive. When we are awarded a contract, we must hire operating management, security, case management and other personnel. The success of our business requires that we attract, develop, motivate and retain these personnel. Our ability to recruit and retain qualified individuals varies by facility and is related to the socio-economic factors in the particular community in which the facility operates. The Department of Labor wages we offer our employees are often higher than wages they could obtain elsewhere in the community. However, if the local economy where a facility is located is robust and unemployment is low, we may have difficulty hiring and retaining qualified personnel. In addition, there are inherent risks associated with the nature of the services we provide, which could cause certain qualified individuals to seek other employment opportunities. We have experienced high turnover of personnel in our juvenile and adult secure facilities within the first year of their employment. Our inability to hire sufficient personnel on a timely basis or the loss of significant numbers of personnel could adversely affect our business.

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

Our facilities, and any facilities that we may acquire in the future, may be subject to unforeseen environmental risks. The federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) imposes strict, as well as joint and several, liability for certain environmental cleanup costs on several classes of potentially responsible parties, including current owners and operators of the property. Other federal and state laws in certain circumstances may impose liability for environmental remediation, which costs may be substantial. Further, the operation of our facilities, and the development of new facilities, requires that we obtain, and comply with, permits and other authorizations under environmental laws. Obtaining such permits and authorizations may affect our existing facilities or could delay the opening of new facilities, which could have a material adverse effect on our business and results of operations.

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

We currently derive, and expect to continue to derive, a significant portion of our revenues from the BOP and various state agencies. The loss of, or a significant decrease in, business from the BOP or those state agencies could seriously harm our financial condition and results of operations. Our BOP contracts accounted for approximately 28.2 % of our total revenues for the year ended December 31, 2006 ($101.9 million), 23.0% of our total revenues for the year ended December 31, 2005 ($71.6 million) and 22.3% for the year ended December 31, 2004 ($61.9 million). We expect to continue to depend upon the BOP and a relatively small group of other governmental customers for a significant percentage of our revenues.

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

Our ownership of correctional and detention facilities subjects us to risks typically associated with investments in real estate. Moreover, correctional and detention facilities are relatively illiquid and therefore, our ability to divest ourselves of one or more of our facilities promptly in response to changed conditions is limited. Investments in correctional and detention facilities subject us to risks involving potential exposure to uninsured loss. Our operating costs may be affected by the obligation to pay for the cost of complying with existing laws, ordinances and regulations, as well as the cost of complying with future legislation. In addition, although we maintain insurance for many types of losses, there are certain types of losses, such as losses from earthquakes, riots and acts of terrorism, which may be either uninsurable or for which it may not be economically feasible to obtain insurance coverage. As a result, we could lose both our capital invested in, and anticipated profits from, one or more of the facilities we own. Further, we could experience losses that may exceed the limits of our insurance coverage.

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

None

ITEM 2.                             PROPERTIES

We lease office space for our corporate headquarters in Houston, Texas and have a regional administrative office in Pittsburgh, Pennsylvania. We also lease various facilities we are currently operating or developing. For a listing of owned, leased and managed facilities, see “Business - Facilities” in Item 1 of this report.

ITEM 3.                             LEGAL PROCEEDINGS

Cornell is a party to various legal proceedings, including those noted below. While management presently believes that the ultimate outcome of these proceedings will not have a material adverse effect on our financial position, overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or equitable relief, and could have a material adverse impact on the net income of the period in which the ruling occurs or in future periods.

Lincoln County Detention Center

In August 2005, a lawsuit was filed by a detainee at the Lincoln County Detention Center (LCDC) in the U.S. District Court of New Mexico (Santa Fe) seeking unspecified damages. The lawsuit related to the former LCDC policy that required strip and visual body cavity searches for all detainees and inmates and alleged that such policy violates a detainee’s Fourth and Fourteenth Amendment rights under the U.S. Constitution. The lawsuit was filed as a putative class action lawsuit brought on behalf of all inmates who were searched at the LCDC from May 2002 to July 2005.  In September 2006, we agreed to a proposed stipulation of settlement which, subject to the approval of the court, will resolve this action.  The settlement amount under the terms of the agreement is $1.6 million, and will be funded principally through our general liability and professional liability coverage.

In the year ended December 31, 2005, we recorded a charge of $0.2 million related to this lawsuit. In addition, we previously have provided insurance reserves for this matter (as part of our regular review of reported and unreported claims) totaling approximately $0.5 million. During the third quarter of 2006, we recorded an additional settlement charge of approximately $0.9 million and the related reimbursement of $0.9 million from our general liability and professional liability insurance. The charge and reimbursement was recognized in general and administrative expenses in our Consolidated Statements of Operations and Comprehensive Income (loss) for the year ended December 31, 2006. The liability is carried in accounts payable and accrued liabilities and the reimbursement is included in other receivables at December 31, 2006. The funding of the settlement amount will occur upon the entry by the court of the order granting preliminary approval of the stipulation of settlement, which is currently anticipated to occur during the first quarter of 2007.

In addition, in connection with our acquisition of the LCDC facility, certain amounts were placed in escrow to offset any undisclosed liability relating to such acquisition. We have given notice to the prior owner of LCDC that we will seek to recover from the escrow any losses we may incur as a result of this litigation.

Alexander Youth Service Center

In April 2006, we were sued in an action styled as Juana Michelle Brown, Administratrix of the Estate of Lakeisha Shantrail Brown, Deceased, v. Cornell Interventions, Inc. et al., No. 4-06 CV00000434, in the United States District Court for the Eastern District of Arkansas.  The lawsuit alleged that we violated the rights of Lakeisha Shantrail Brown, the deceased daughter of Juana Michelle Brown, under the U.S. Constitution and the laws of the State of Arkansas by denying Ms. Brown medical treatment that caused her death and sought unspecified actual and punitive damages.  In September 2006, the plaintiff filed, and the court granted, an order for voluntary dismissal without prejudice.  The lawsuit was refiled in December 2006 as Juana Michelle Brown, Administratrix of the Estate of Lakeisha Shantrail Brown, Deceased v.Cornell Interventions, Inc. et al., No. 4-06 CV1708, in the United States District Court for the Eastern District of Arkansas.  We are unable to estimate our financial exposure relating to this lawsuit. We believe our insurance coverage is adequate to cover any potential damages relating to this action. We intend to vigorously defend this matter; however, the ultimate outcome of such a lawsuit cannot be determined at this time.

Southern Peaks Regional Treatment Center

In January 2004, we initiated legal proceedings in the lawsuit styled Cornell Corrections of California, Inc. v. Longboat Global Advisors, LLC, et al., No. 2004 CV79761 in the Superior Court of Fulton County, Georgia under theories of fraud, conversion, breach of contract and other theories to determine the location of and to recover funds that we previously deposited into what we believed to be an escrow account in connection with the development and construction of the Southern Peaks Regional Treatment Center. Of the funds previously deposited, approximately $5.3 million remains to be recovered at December 31, 2006. In December 2004, the jury awarded us approximately $6.5 million in compensatory damages and approximately $1.4 million in punitive damages, plus attorneys’ fees. The actual damages portion of the award under the final Judgment and Decree (“Judgment”) entered on December 20, 2006 was adjusted downward to the $5.4 million actually lost by us. The award for compensatory damages accrues pre-judgment interest at a rate of 7 percent from the date of loss through the date of judgment. Following the jury verdicts, we collected approximately $0.4 million in January 2005 in funds which had been previously frozen under a temporary restraining order issued at the time that we commenced this litigation. Currently, one of the defendants has filed an appeal of the Judgment. Due to the continued uncertainty surrounding the ultimate recovery of the funds previously deposited, we recorded an additional reserve in the amount of approximately $0.3 million during the quarter ended December 31, 2006. We will continue to maintain our existing reserve of approximately $5.3 million in an allowance for doubtful accounts against the corresponding balance as carried in other receivables at December 31, 2006.

Shareholder Lawsuits

In March and April 2002, Cornell, Steven W. Logan (our former President and Chief Executive Officer), and John L. Hendrix (our former Chief Financial Officer), were named as defendants in four federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division. The aforementioned lawsuits were putative class action lawsuits brought on behalf of all purchasers of our common stock between March 6, 2001 and March 5, 2002 and relate to our restatement in 2002 of certain financial statements. The lawsuits involved disclosures made concerning two prior transactions executed by us: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction. These four lawsuits were consolidated into the Graydon Williams action and Flyline Partners, LP was appointed lead plaintiff. As a result, a consolidated complaint was filed by Flyline Partners, LP. Richard Picard and Anthony Scolaro were also named as plaintiffs. Since then, the court allowed plaintiffs to file an amended consolidated complaint. The amended consolidated complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933 (the “Securities Act”) and/or Section 15 of the Securities Act. The amended consolidated complaint seeks, among other things, restitution damages, compensatory damages, rescission or a rescissory measure of damages, costs, expenses, attorneys’ fees and expert fees. In February 2006, the court approved the settlement of this matter. Under the settlement agreement, Cornell has not admitted any wrongdoing. Settlement in the amount of $7.0 million was funded through our directors’ and officers’ liability insurance. During the fourth quarter of 2005, we recorded the settlement charge of $7.0 million and the related reimbursement of $7.0 million from our director’s and officer’s liability insurance. The charge and reimbursement were recognized in general and administrative expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2005. The liability was carried in accounts payable and accrued liabilities and the reimbursement was included in other receivables at December 31, 2005. The reimbursement was funded by the insurance carrier in 2005 into a trust account and funds were disbursed from the trust account to plaintiffs’ counsel’s escrow account upon court approval of the settlement in February 2006.

In March 2002, Cornell, its directors, and its former independent auditor Arthur Andersen LLP, were sued in a derivative action styled as William Williams, Derivatively and on Behalf of Nominal Defendant Cornell Companies, Inc. v. Anthony R. Chase, et al., No. 2002-15614, in the 127th Judicial District Court of Harris County, Texas. The lawsuit related to our restatement in 2002 of certain financial statements. The lawsuit alleged breaches of fiduciary duty by all of the individual defendants and asserted breach of contract and professional negligence claims only against Arthur Andersen LLP. This lawsuit has been dismissed without prejudice by agreement. In January 2004, we received a letter from William Williams, the plaintiff in the William Williams action discussed above, demanding that we pursue breach of fiduciary duty claims against various officers and directors based on the August 2001 sale leaseback transaction and the subsequent restatement. We have issued a preliminary response to the letter indicating that the Board will consider the request and inform Mr. Williams of its decision. In May and September 2002, the Company and our then directors were sued in three other derivative lawsuits styled as follows: (1) Juan Guitierrez, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1812, in the United Stated District Court for the Southern District of Texas, Houston Division; (2) Thomas Pagano, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1896, in the United Stated District Court for the Southern District of Texas, Houston Division; and (3) Jesse Menning, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. 2002-28924, in the 164th Judicial District Court of Harris County, Texas. These lawsuits relate to our restatement in 2002 of certain financial statements. These lawsuits all allege breaches of fiduciary duty and waste of corporate assets by all of the defendants. A motion to dismiss the Guitierrez and Pagano lawsuits was filed. The court dismissed the Pagano action as duplicative of the Guitierrez action. The court granted the motion to dismiss the Guitierrez action and the plaintiffs have appealed that ruling. The Menning action has been dismissed, but with an agreement that the plaintiff’s claims as to Cornell are tolled until 30 days following the final resolution of the Guitierrez case, including any appeals. The plaintiffs in these cases have not quantified their claim of damages. In December 2006, we agreed to a proposed stipulation of settlement which, subject to the approval of the court, will resolve this action.  The settlement terms included reimbursement of up to $0.15 million of plaintiff’s legal expenses (to be funded through our director’s and officer’s liability insurance) as well as the implementation of certain corporate governance enhancements (which we had implemented prior to the agreement). The settlement was approved by the court in February 2007.  We have not recorded any loss accruals related to these claims.

On October 19, 2006, a purported class action complaint was filed in the District Court of Harris County, Texas, 269th Judicial District (No. 2006-67413) by Ted Kinbergy, an alleged stockholder of Cornell. The complaint names as defendants Cornell and each member of our board of directors as well as Veritas Capital Fund III, L.P. (“Veritas”). The complaint is a purported class action that alleges, among other things, that (i) the defendants have breached fiduciary duties they assertedly owed to our stockholders in connection with our entering into the Agreement and Plan of Merger, dated as of October 6, 2006, with Veritas, Cornell Holding Corp., and CCI Acquisition Corp., and (ii) the merger consideration is unfair and inadequate. The plaintiffs sought, among other things, an injunction against the consummation of the merger. The proposed merger was rejected at a special meeting of our stockholders held on January 23, 2007. We believe that the lawsuit is without merit and intend to defend ourselves vigorously.

We hold insurance policies to cover potential director and officer liability, some of which may limit our cash outflows in the event of a decision adverse to us in the matters discussed above. However, if an adverse decision in these matters exceeds the insurance coverage or if the insurance coverage is deemed not to apply to these matters, it could have a material adverse effect on us, our financial condition, results of operations and future cash flows.

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

From August 2000 through May 2003, our general liability and professional liability coverage was provided by Specialty Surplus Insurance Company, a Kemper Insurance Company (Kemper) group member. In June 2004, the Illinois Department of Insurance gave Kemper permission to proceed with a run-off plan it had previously submitted. The three-year plan is designed to help Kemper meet its goal of resolving, to the maximum extent possible, all valid policyholder claims. In view of the risks and uncertainties involved in implementing the plan, including the need to achieve significant policy buybacks, commutation of reinsurance agreements, and further agreements with regulators, the plan may not be successfully implemented by Kemper. In the year ended December 31, 2004, we accrued a provision of $0.6 million, and estimated our range of additional exposure to be approximately $0.5 million with respect to outstanding claims incurred during this policy period with Kemper which would become our obligation to resolve if not settled through Kemper. During the year ended December 31, 2005, Kemper continued to implement its run-off plan. As a result, several of our significant claims were settled by Kemper during 2005. In conjunction with these settlements, we recorded a charge against our existing accrual in the amount of $0.3 million. Based on our analysis of the claims activity during the third quarter of 2005, we felt it necessary to accrue an additional provision in the amount of approximately $0.2 million during the third quarter of 2005. Additional significant claims continued to be settled by Kemper during the second half of 2006. As a result, we have released reserves of approximately $0.4 million during the quarter ended December 31, 2006. At December 31, 2006, we do not believe there is significant exposure above our existing $0.1 million accrual for those outstanding claims which could become our obligation to resolve if not settled through Kemper.

While the outcome of such matters cannot be predicated with certainty, based on the information known to date, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial condition, operating results or cash flows.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 23, 2007, the Company held a Special Meeting of Stockholders to vote upon (1) a proposal to approve and adopt the Agreement and Plan of Merger, dated October 6, 2006, among The Veritas Capital Fund III, L.P., Cornell Holding Corp., CCI Acquisition Corp. and Cornell Companies, Inc., as amended November 9, 2006 (the “Merger Agreement”) and (2) a proposal to adjourn the special meeting.

The Stockholders voted not to adopt the Merger Agreement, with 4,735,753 shares voted for, 8,420,729 shares voted against, 2,782 shares abstaining and 5,913 shares not voted.

The Stockholders voted against the proposal to adjourn the special meeting with 3,402,034 shares voted for, 9,159,466 shares voted against and 603,667 shares abstaining.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “CRN.”  As of March 9, 2007, there were 440 record holders of our common stock. The quarterly high and low closing sales prices for our common stock from January 1, 2005 through March 9, 2007 are shown below.

	High	Low

2005:
First Quarter	$15.64	$12.42
Second Quarter	13.60	11.60
Third Quarter	14.71	12.96
Fourth Quarter	14.78	13.58
2006:
First Quarter	$14.71	$13.26
Second Quarter	17.88	13.45
Third Quarter	18.40	15.12
Fourth Quarter	18.68	17.24
2007:
First Quarter (through March 9, 2007)	$21.45	$18.22

We have never declared or paid cash dividends on our capital stock. We currently intend to retain excess cash flow, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and is dependent upon, among other factors, our results of operations, financial condition, capital requirements, restrictions, if any, imposed by financing commitments and legal requirements. Our 10.75% Senior Notes, as well as our revolving credit facility contain certain restrictions on our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Long-Term Credit Facilities” in Item 7 of this report.

We did not purchase any of our common stock in the fourth quarter of 2006.

ITEM 6.          SELECTED FINANCIAL DATA

The following data has been derived from our audited financial statements, including those included in this Form 10-K for the year ended December 31, 2006 and should be read in conjunction with the consolidated financial statements and notes thereto and Item 7 -  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31,
	2006 (1)	2005 (2)	2004 (3)	2003 (4)	2002
	(in thousands, except per share data)
Statements of Operations Data:
Revenues	$360,855	$310,775	$277,190	$258,180	$263,023
Income from operations	44,798	27,866	14,459	24,484	30,150
Income (loss) from continuing operations before provision (benefit) for income taxes and cumulative effect of changes in accounting principles	21,728	6,143	(8,256)	6,828	10,852
Income (loss) from continuing operations before cumulative effect of changes in accounting principles	12,580	3,928	(5,000)	4,028	6,475
Discontinued operations, net of tax	(707)	(3,622)	(2,433)	(58)	852
Cumulative effect of changes in accounting principles, net of tax (5)	—	—	—	—	(965)
Net income (loss)	$11,873	$306	$(7,433)	$3,970	$6,362

Earnings (loss) per share:
• Basic
Income (loss) from continuing operations before cumulative effect of changes in accounting principles	$.90	$.29	$(.38)	$.31	$.50
Discontinued operations, net of tax	$(.05)	$(.27)	$(.18)	$—	$.07
Cumulative effect of changes in accounting principles, net of tax (5)	$—	$—	$—	$—	$(.08)
Net income (loss)	$.85	$.02	$(.56)	$.31	$.49

• Diluted
Income (loss) from continuing operations before cumulative effect of changes in accounting principles	$.89	$.29	$(.38)	$.30	$.49
Discontinued operations, net of tax	$(.05)	$(.27)	$(.18)	$—	$.06
Cumulative effect of changes in accounting principles, net of tax (5)	$—	$—	$—	$—	$(.07)
Net income (loss)	$.84	$.02	$(.56)	$.30	$.48

Number of shares used to compute EPS:
Basic	13,918	13,580	13,203	12,941	12,911
Diluted	14,059	13,695	13,203	13,342	13,129

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except occupancy data)
Operating Data:

Residential:
Service capacity (6) (11)	14,659	14,682	13,494	12,284	11,237
Contracted beds in operation (end of period) (7) (11)	13,492	11,929	11,479	9,472	9,259
Average contract occupancy on contracted beds in operation (8) (9) (11)	97.5%	96.0%	98.6%	100.5%	98.5%
Average contract occupancy excluding start-up operations (8) (9) (11)	97.5%	100.4%	101.9%	100.7%	98.5%
Non-Residential:
Service capacity (10) (11)	3,921	4,792	3,852	3,568	3,601

Balance Sheet Data:
Working capital	$75,078	$57,286	$107,597	$86,214	$95,988
Total assets	523,533	510,628	507,631	449,103	441,291
Long-term debt, net of current portion	255,471	266,659	279,528	227,292	232,258
Stockholders’ equity	181,564	165,461	161,312	166,235	159,952

Notes to Selected Consolidated Financial Data

(1)                   Income from operations for the year ended December 31, 2006 includes a change of approximately $0.4 million to record impairments to the carrying value of two of our adult community-based facilities. Refer to “Management Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

(2)                   The statement of operations and balance sheet data presented for the year ended December 31, 2005 includes the assets, liabilities and operations of CSI acquired in April 2005.

(3)                   Income from operations for the year ended December 31, 2004 includes a charge of $9.3 million to record an impairment to the carrying value of the Cornell Abraxas Academy (formerly the New Morgan Academy). Income (loss) from continuing operations before provision (benefit) for income taxes and cumulative effect of changes in accounting principles for the year ended December 31, 2004 includes a loss on extinguishment of debt of approximately $2.4 million related to the early retirement of the Synthetic Lease Investor Notes A and B and the revolving line of credit under our amended 2000 Credit Facility. Discontinued operations, net of tax for the year ended December 31, 2004 include charges totaling $0.8 million to record impairments to the carrying values of two of our juvenile facilities. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 of this report for a detailed discussion concerning these charges.

(4)                   Income from operations for the year ended December 31, 2003 includes a charge of approximately $5.4 million to provide an allowance for an unrecovered escrow deposit. Refer to “Legal Proceedings – Southern Peaks Regional Treatment Center” in Item 3 of this report.

(5)                   For the year ended December 31, 2002, we recognized a cumulative effect of changes in accounting principles charge of approximately $1.0 million, net of an income tax benefit of approximately $0.7 million, related to the impairment of goodwill in connection with the adoption of SFAS No. 142 in January 2002.

(6)                   Residential service capacity is comprised of the number of beds currently available for service or available upon the completion of construction or renovation of residential facilities.

(7)                   At certain residential facilities, the contracted capacity is lower than the facility’s service capacity. We could increase a facility’s contracted capacity by obtaining additional contracts or by renegotiating existing contracts to increase the number of beds covered. However, we may not be able to obtain contracts that provide occupancy levels at a facility’s service capacity or be able to maintain current contracted capacities in future periods.

(8)                   Occupancy percentages reflect less than normalized occupancy during the start-up phase of any applicable facility, resulting in a lower average occupancy in periods when we have substantial start-up activities.

(9)                   Average contract occupancy percentages are calculated based on actual occupancy for the period as a percentage of the contracted capacity for residential facilities in operation. These percentages do not reflect the operations of non-residential community-based programs. At certain residential facilities, our contracted capacity is lower than the facility’s service capacity. Additionally, certain facilities have and are currently operating above the contracted capacity. As a result, average contract occupancy percentages can exceed 100% if the average actual occupancy exceeded contracted capacity.

(10)             Service capacity for non-residential programs is based on either contractual terms or an estimate of the number of clients to be served. We update these estimates at least annually based on the program’s budget and other factors.

(11)             Data presented excludes discontinued operating facilities.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a leading provider of correctional, detention, educational, rehabilitation and treatment services outsourced by federal, state and local government agencies. We provide a diversified portfolio of services for adults and juveniles through our three operating divisions: (1) adult secure institution and detention services; (2) juvenile justice, educational and treatment services and (3) adult community-based corrections and treatment services. At December 31, 2006, we operated 76 facilities with a total service capacity of 18,356 and had three facilities with an aggregate service capacity of 224 beds that were vacant. Our facilities are located in 17 states and the District of Columbia.

The following table (which excludes data related to discontinued operating facilities) sets forth for the periods indicated total residential service capacity and contracted beds in operation at the end of the periods shown, average contract occupancy percentages and total non-residential service capacity.

	Year Ended December 31,
	2006	2005	2004
Residential
Service capacity (1) (2)	14,659	14,682	13,494
Contracted beds in operation (end of period) (1) (3)	13,492	11,929	11,479
Average contract occupancy based on contracted beds in operation (1) (4) (5)	97.5%	96.0%	98.6%
Average contract occupancy excluding start-up operations (1) (4) (5)	97.5%	100.4%	101.9%
Non-Residential
Service capacity (1) (6)	3,921	4,792	3,852

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

We derive substantially all of our revenues from providing adult corrections and treatment and juvenile justice, educational and treatment services outsourced by federal, state and local government agencies in the United States. Revenues for our services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis or on a cost-plus reimbursement basis. For the year ended December 31, 2006, our revenue base consisted of 73.0% for services provided under per diem contracts, 16.1% for services provided under take-or-pay and management contracts, 7.2% for services provided under cost-plus reimbursement contracts, 2.4% for services provided under fee-for-service contracts and 1.3% from other miscellaneous sources. Although these percentages are generally consistent with comparable statistics for the years ended December 31, 2005 and 2004, the percentage of revenues for services provided under per diem contracts has decreased and the percentage of revenues provided under take-or-pay and management contracts has increased between the comparable periods for 2006 and 2005 due primarily to the operations at the Moshannon Valley Correctional Center opened in April 2006 which is a significant take-or-pay contract..  Additionally, the decrease in the percentage of revenues from per diem contracts between the comparable periods for 2006 and 2005 was partially offset by the increased operations of the Regional Correctional Center in 2006.

Revenues can fluctuate from year to year due to changes in government funding policies, changes in the number or types of clients referred to our facilities by governmental agencies, the opening of new facilities or the expansion of existing facilities and the termination of contracts for a facility or the closure of a facility.

Factors considered in determining billing rates to charge include: (1) the programs specified by the contract and the related staffing levels; (2) wage levels customary in the respective geographic areas; (3) whether the proposed facility is to be leased or purchased and (4) the anticipated average occupancy levels that could reasonably be expected to be maintained

Revenues for our adult secure institutional services division are primarily generated from per diem, take-or-pay and management contracts.  For the years ended December 31, 2006, 2005 and 2004, we realized average per diem rates on our adult secure institutional facilities of approximately $56.12, $48.49 and $48.45, respectively. The increase in the average per diem rate in 2006 is due primarily to the opening of the Moshannon Valley Correctional Center in April 2006. We periodically have experienced pressure from contracting governmental agencies to limit or even reduce per diem rates.  Many of these governmental entities are under severe budget pressures and we anticipate that governmental agencies may periodically approach us about per diem rate concessions.  Decreases in, or the lack of anticipated increases, in per diem rates could adversely impact our operating margin.

Revenues for our juvenile justice, educational and treatment services division are primarily generated from per diem, fee-for-service and cost-plus reimbursement contracts.  For the years ended December 31, 2006, 2005 and 2004, we realized average per diem rates on our residential juvenile justice, educational and treatment facilities of approximately $170.33, $167.68 and $164.54, respectively. The increase in the average per diem rate for 2006 is due to several factors including increased occupancy at the Southern Peaks Regional Treatment Center and the reactivation of the Cornell Abraxas Academy (formerly the New Morgan Academy) in the fourth quarter of 2006.  For the years ended December 31, 2006, 2005 and 2004, we realized average fee-for-service rates for our non-residential community-based juvenile facilities and programs, including rates that are limited by Medicaid and other private insurance providers, of approximately $37.59, $34.21 and $27.53, respectively. The increase in the average fee-for-service rates for 2006 is due to changes in the mix of services at our non-residential juvenile facilities, as well as the addition of several new alternative education programs in 2005. The majority of our juvenile services contracts renew annually.

Revenues for our adult community-based corrections and treatment services division are primarily generated from per diem and fee-for-service contracts.  For the years ended December 31, 2006, 2005 and 2004, we realized average per diem rates on our residential adult corrections and treatment facilities of approximately $61.71, $62.02 and $62.10, respectively.  For the years ended December 31, 2006, 2005 and 2004, we realized average fee-for-service rates on our non-residential adult community-based corrections and treatment facilities and programs of approximately $11.23, $9.40 and $8.23, respectively.  Our average fee-for-service rates fluctuate from year to year principally due to changes in the mix of services provided by our various adult community-based programs and facilities.

We have historically experienced higher operating margins in our adult secure institutional services and adult community-based corrections and treatment services as compared to the juvenile justice, educational and treatment services division.  Additionally, our operating margins within a division can vary from facility to facility based on whether a facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the mix of services provided, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract, and our ability to increase a facility’s contract revenue. Under take-or-pay contracts, such as the contract relating to Moshannon Valley Correctional Center, operating margins are typically higher during the early stages of the contract as the facility’s population ramps up (as revenues are received at contract percentages regardless of actual occupancy).  As the variable costs (primarily resident-related and certain facility costs) increase with the growth in population, operating margins will generally decline to a stabilized level. Following its activation in April 2006, we experienced such margin impact pertaining to our Moshannon Valley Correctional Center in the third and fourth quarters of 2006. A decline in occupancy of certain juvenile justice, educational and treatment facilities can have a more significant impact on operating results than the adult secure institutional services division due to higher per diem rates at certain juvenile facilities.

We have experienced and expect to continue to experience interim period operating margin fluctuations due to factors such as the number of calendar days in the period, higher payroll taxes in the first half of the year and salary and wage increases and insurance cost increases that are incurred prior to certain contract rate increases.  Periodically, many of the governmental agencies with whom we contract may experience budgetary pressures and may approach us to limit or reduce per diem rates.  Decreases in, or the lack of anticipated increases in, per diem rates could adversely impact our operating margin.  Additionally, a decrease in per diem rates without a corresponding decrease in operating expenses could also adversely affect our operating margin.

We are responsible for all facility operating costs, except for certain debt service and interest or lease payments for facilities where we have a management contract only.  At these facilities, the facility owner is responsible for all debt service and interest or lease payments related to the facility.  We are responsible for all other operating expenses at these facilities. We operated 18 facilities under management contracts at December 31, 2006, 20 facilities at December 31, 2005 and 12 facilities at December 31, 2004.

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

General and administrative expenses consist primarily of costs for corporate and administrative personnel who provide senior management, legal, finance, accounting, human resources, payroll and information systems, costs of business development and outside professional and consulting fees. We incurred additional legal and outside professional and consulting fees related to the Merger Agreement with Veritas, discussed in “Significant 2006 Events” below, during both 2006 and the first quarter of 2007.

Management Overview

Demand.  Our business is driven generally by demand for incarceration or treatment services, and specifically by demand for private incarceration or treatment services, within our three primary business segments: adult secure institutional services; juvenile justice, educational and treatment services; and adult community-based corrections and treatment services.  The demand for adult and juvenile corrections and treatment services has generally increased at a steady rate over the past ten years, largely as a result of increasing sentence terms and/or mandatory sentences for criminals and as well a greater range of criminal acts, increasing demand for incarceration of illegal aliens and a public recognition of the need to provide services to juveniles that will improve the possibility that they will lead productive lives. Moreover, demand for our services is also affected by the amount of available capacity in the government systems to enable governments to provide the services themselves, as well as  desire and ability of these systems to add additional capacity. Recent recommendations by social commentators and various political or governmental representatives suggest that community-based corrections of adults should be emphasized in the future as alternatives to traditional incarceration.  Among other things, we monitor federal, state and industry communications and statistics relative to trends in prison populations, juvenile justice statistics and initiatives, and developments in alternatives to traditional incarceration or detention of adults for opportunities to expand our scope or delivery of services.

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

Private juvenile and community-based programs are much more widely accepted and utilized by states and local governmental units than private adult prisons.  Many private providers are organized on a not-for-profit basis, but there are a number of large, for-profit providers of juvenile and community-based programs.  We monitor opportunities in these segments via our corporate and service-line development officials.  Many opportunities are not published in any manner and, accordingly, we believe that taking the initiative at the state and local levels is key in developing sole source opportunities.

Performance.  We track a number of factors as we monitor financial performance.  Chief among them are:

•                  capacity (the number of beds within each business segment’s facilities)

•                  occupancy (utilization)

•                  per diem reimbursement rates

•                  operating expenses

Capacity, commonly expressed in terms of a number of beds, is primarily impacted by the number and size of the facilities we own or lease and the facilities which are not owned or leased but which are operated by us on behalf of a third party owner or lessee.  We view capacity as one of the measures of our development efforts, through which we may increase capacity by adding new projects or by expanding existing projects.  As part of the evaluation of our development efforts, we will assess (a) whether a given development project was brought into service in accordance with our expectation as to time and expense; and (b) the number of projects in development or under consideration at the relevant point in time.  In addition to the focus on new projects, capacity will reflect our success in renewing and maintaining existing contracts and facilities.  It will also reflect any closure of programs or facilities due to underutilization or failure to earn an adequate risk-adjusted rate of return.  We must also be cognizant of the possibility that state or local budgetary limitations may cause the contractual commitment to a given facility to be reduced or even eliminated, which would require us to either secure an alternate customer or close the operation.

Occupancy is typically expressed in terms of percentage of contract capacity utilized.  We look at occupancy to assess the efficacy of both our efforts to market our facilities and our efforts to retain existing customers or contracts.  Because revenue varies directly with occupancy, occupancy is a driver of our revenues. Some of our contracts are “take-or-pay,” meaning that the agency making use of the facility is obligated to pay for beds even though they are not used.  Historically, occupancy percentages in many of our facilities have been high and we are mindful of the need to maintain high occupancy levels.  As new development projects are brought into service, occupancy percentages may decline until the projects reach full utilization.  Where we have commitments for utilization before the commencement of operations, occupancy percentages reflect the speed at which a facility achieves full service/implementation. However, we may decide to undertake development projects without written commitments to make full use of a facility. In these instances, we have performed our own assessment, based on discussions with local government or other potential customer representatives and analysis of other factors, of the demand for services at the facility.  There is no assurance that we will recover our initial investment in these projects.  We will monitor occupancy as a measure of the accuracy of our estimation of the demand for the services of a development facility, and will incorporate this information in future assessments of potential projects.

Per diem reimbursement rates are the other key element of our gross revenue and operating margin since per diem contracts represent a majority of our revenues (73.0% for the year ended December 31, 2006).  Per diem rates are a function of negotiation between management and a governmental unit at the inception of a contract or through the RFP process.  Actual per diem rates vary dramatically across our business segments, and as well within each business segment depending upon the particular service or program provided. The initial per diem rates often change during the term of a contract in accordance with a schedule.  The amount of the change can be a fixed amount set forth within the contract, an amount determined by formulas set forth within the contract or an amount determined by negotiations between management and the governmental unit (often these negotiations are along the same lines as the original per diem negotiation — a review of expenses and approval of an amount to recompense for expenses and assure the potential of an operating profit).  In recent years, as budgetary pressures on governmental units have increased, some of our governmental customers have negotiated relief from formulaic increase provisions within their agreements or have declined to include in their appropriation legislation amounts that would increase the per diem rates payable under the contract (needed in some cases to offset operating expense increases).  Although we have mitigated a portion of the impact of these developments by negotiating services provided or obtaining commitments for increased volume, we may also take steps primarily in the area of legislative and governmental monitoring and lobbying to try to reduce or avoid these sorts of adverse developments in the future.  We will continue to monitor per diem rates as a measure of negotiation skill, customer service, management and maintenance, political and business astuteness.

We track several different areas of our operating expenses.  Foremost among these expenses are employee compensation and benefits and expenses, risk related areas such as general liability, medical and worker’s compensation, client/inmate costs such as food, clothing and programming costs, financing costs and administrative overhead expenses. Increases or decreases in one or more of these items, such as our experience with rising insurance costs, can have a material effect on our financial performance.  Operating expenses are also impacted by decisions to close or terminate a particular program or facility, as occurred during 2005.  Such decisions are based on our assessments of operating results, operating efficiency and risk-adjusted returns and are an ongoing part of our portfolio management.  In addition, decisions to restructure employee positions (as occurred in 2005) will typically increase period costs initially (at the time of such actions), but generally reduce post-restructuring expense levels.  We are also monitoring the continued costs of complying with the Sarbanes-Oxley Act of 2002, both in terms of fees paid to others, such as independent auditors and consultants, as well as internal administrative costs.

We recognize that our operating margins are subject to pressure from a variety of factors, but most notably rising costs and governmental and agency budgetary constraints.  We also believe that successful development of higher margin and low capital projects is key to mitigating such pressure.  For any development projects committed or facility reactivations in progress, until those projects are completed and brought into full service, we will continue to monitor operations and existing customer relationships in an attempt to minimize the duration of start-up periods and the related pressure on operating margins.

Significant 2006 Events

Merger Agreement

On October 6, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Veritas Capital Fund III, L.P., a Delaware limited partnership (“Veritas”), Cornell Holding Corp., a Delaware corporation (“Parent”) and CCI Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which the Merger Sub would be merged with and into us (the “Merger”), with Cornell surviving after the Merger as a wholly owned subsidiary of Parent.

Our Board of Directors unanimously approved the Merger Agreement. In connection with the Merger, the Parent and certain of our stockholders entered into a Voting Agreement dated on or about October 6, 2006, whereby such stockholders agreed, among other things, to vote their respective shares of our stock in favor of the Merger Agreement, the Merger and the transactions contemplated thereby.  At a special meeting of our stockholders held on January 23, 2007, the proposed Merger Agreement was rejected.

Under the terms of the Merger Agreement, because the Merger was terminated, we reimbursed $2.5 million of these costs incurred by Veritas, Parent and Merger Sub in connection with the proposed merger in February 2007. Such costs will be reported in general and administrative expenses in the first quarter of 2007.

Great Plains Correctional Facility

We believe that our existing contract with the Oklahoma Department of Corrections (“OK DOC”) with respect to our Great Plains Correctional Facility expired in July 2006. Despite negotiations with the OK DOC beginning early in 2006, we have been unable to agree on terms for a new contract.  As a result, to preserve our rights relative to other business opportunities, in October 2006 HEDA notified OK DOC of our intent to terminate the contract.  With our Great Plains Correctional Facility, as with all our facilities, we seek to maximize the operating potential based on an assessment of which potential customer(s) would enable us to realize the highest economic value. To date we do not have an alternate customer for this facility, which generated revenues of approximately $12.5 million, $12.8 million and $12.5 million in the years ended December 31, 2006, 2005 and 2004, respectively. Our inability to obtain a new customer for this facility could have an adverse effect on our financial condition, results of operations and liquidity.

Cornell Abraxas Academy (formerly the New Morgan Academy)

We closed the Cornell Abraxas Academy (formerly the New Morgan Academy) in the fourth quarter of 2002 and considered several options ranging from the utilization of the facility for another type of program or the sale or lease of the facility. In 2005 we began focusing our efforts on reactivating the facility under a new program.  We reactivated this facility  in October 2006 as a residential treatment center for youth sex offenders. We recognized pre-tax costs of $4.8 million, $3.6 million and $13.5 million (including an impairment charge of $9.3 million in 2004 as discussed below) in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2006, 2005 and 2004, respectively, for related holding costs (depreciation, interest, property, taxes and other maintenance costs). The expenses for the 2006 period increased in conjunction with the reactivation of the facility in October 2006.

In December 2004, we recorded an impairment charge of approximately $9.3 million related to this facility as it was determined, pursuant to the requirements of SFAS No. 144, that the carrying amount of the facility was not fully recoverable and exceeded its fair value (as based on the most current estimates of cash flows). As of December 31, 2006, we believe that, pursuant to the provisions of SFAS No. 144, no additional impairment allowance is necessary. The carrying value of the property and equipment for the Cornell Abraxas Academy, after the impairment charge in 2004, was approximately $19.5 million and $19.9 million at December 31, 2006 and 2005, respectively.

Central California Treatment Center

In January 2004, we purchased a building in Los Angeles, California for which our carrying value was approximately $2.7 million at December 31, 2005.   In 2005, we received notice from a local governmental agency indicating a desire to acquire the facility.  In early 2006, the governmental agency initiated condemnation proceedings relating to the facility and deposited approximately $2.9 million of condemnation proceeds with the court which we received in July 2006.  We subsequently commenced litigation contesting the valuation of the facility submitted by the governmental agency.

Hector Garza Residential Treatment Center (formerly the Campbell Griffin Treatment Center)

In October 2005, we initiated the temporary closure of this leased facility in San Antonio, Texas. It is our intent to reactivate this facility during 2007 and therefore, it has not been included in discontinued operations in the years ended December 31, 2006 and 2005. Our net book carrying value for this facility  was approximately $4.2 million at December 31, 2006.

Alexander Youth Services Center

In November 2006, the Arkansas Department of Health and Human Services (“DHHS”) notified us of its intent to terminate our management contract relating to the Alexander Youth Services Center. The transition of this contract to the new operator occurred in January 2007 (at no significant cost to us). This contract generated revenues of approximately $10.8 million, $9.9 million and $9.3 million in the years ended December 31, 2006, 2005 and 2004, respectively. We did not maintain any significant net property and equipment pertaining to this contract at December 31, 2006.

Moshannon Valley Correctional Center

We began operating the 1,300 bed Moshannon Valley Correctional Center in April 2006 under a three-year take-or-pay contract with the BOP (the BOP has the option to grant seven one-year extensions).  Our net book carrying value of this facility at December 31, 2006 was approximately $70.5 million. We recognized pre-opening and start-up expenses of approximately $2.7 million, $0.6 million and $0.06 million in the years ended December 31, 2006, 2005 and 2004, respectively.

Mesa Verde Community Correctional Facility

In December 2005, we entered into a five-year agreement with the California Department of Corrections to operate the Mesa Verde Community Correctional Facility which we lease.  The facility commenced operations in January 2006 and houses up to 360 male California inmates.

Recent Developments

Big Spring Correctional Center

During 2006, the BOP solicited a RFP for services to house approximately 7,000 low security non-United States citizen sentenced males in an existing secure correctional institution procured from private sources or state and local governments, with excess capacity, located in Arizona, California, Louisiana, New Mexico, Oklahoma or Texas to replace several existing intergovernmental agreements (“IGA”) for such services, including the IGA relating to our Big Spring Correctional Center.  In January 2007, we were awarded a contract from the BOP to operate the Big Spring Correctional Center. The take-or-pay contract, which is effective April 1, 2007, provides for an initial contract term of four years with three two-year renewal option periods.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 123R

On January 1, 2006, we adopted the provisions of the Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment” and elected to use the modified prospective transition method.  The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods be restated.  Our stock incentive plans provide for the granting of incentive options and nonqualified options to our officers, directors and key employees. Outstanding options vest over periods up to seven years after the date of grant and expire no more than 10 years after the date of grant. Prior to the adoption of SFAS No. 123R, we used the intrinsic-value based method to account for stock options and recorded no charges against earnings with respect to options granted. We have elected to use the “short-cut method” to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123R. The election to use the “short-cut method” had no effect on our consolidated financial statements for the year ended December 31, 2006.

The adoption of SFAS No. 123R reduced income from continuing operations before income taxes for the year ended December 31, 2006 by approximately $1.9 million and reduced net income for the year ended December 31, 2006 by approximately $1.1 million ($0.08 per basic and diluted share). The adoption of SFAS No. 123R had an immaterial effect on our Consolidated Statement of Cash Flows for the year ended December 31, 2006. Refer to Note 1 to the consolidated financial statements in Item 8 of this report for further information concerning our adoption of SFAS No. 123R.

Financial Accounting Standards Board Interpretation No. 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), to clarify the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The cumulative effect of applying the provisions of FIN 48 will be reported in our first quarter of 2007 financial statements as an adjustment to the opening balance of retained earnings for 2007.  We estimate that the cumulative effect adjustment will increase retained earnings by up to $0.6 million which is subject to revision when management completes an analysis of the impact of FIN 48.

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value within generally accepted accounting principles and expands the required disclosures concerning fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 must be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is adopted, except in limited circumstances. We plan to adopt the provisions of SFAS No. 157 January 1, 2008. We are currently evaluating the impact that the adoption of this standard may have on our consolidated financial statements.

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” We plan to adopt the provisions of SFAS No. 159 January 1, 2008. We are currently evaluating the impact of the adoption of this standard may have on our consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. We analyze our estimates based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. However, actual results could differ from such estimates. The following is a discussion of our critical accounting estimates. Management considers an accounting estimate to be critical if:

•                  it requires assumptions to be made that were uncertain at the time the estimate was made; and

•                  changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated financial position or results of operations.

For a summary of all of our significant accounting policies see Note 2 to the accompanying consolidated financial statements.

Revenue Recognition

Substantially all of our revenues are derived from contracts with federal, state and local governmental agencies which pay either per diem rates based upon the number of occupant days or hours served for the period, on a take-or-pay basis, management fee basis, cost-plus reimbursement or fee-for-service basis.  We recognize revenue when we determine that the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occured or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectibility is reasonably assured.

Accounts Receivable and Related Allowance for Doubtful Accounts

We extend credit to the governmental agencies contracted with and other parties in the normal course of business.  We regularly review our outstanding receivables and historical collection experience and provide for estimated losses through an allowance for doubtful accounts.  In evaluating the adequacy of our allowance for doubtful accounts, we make judgments regarding our customers’ ability to make required payments, economic events and other factors.  As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may occur.  If, after reasonable collection efforts have been made, a receivable is determined to be permanently uncollectible, it is written off.

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

Based on the risks discussed above, it is necessary for us to estimate the level of our liability related to insurance and record reserves for these amounts in our consolidated financial statements.  Reserves related to self-insurance are based on the facts and circumstances specific to the claims and our past experience with similar claims.  The actual outcome of self-insured claims could differ significantly from estimated amounts.  Our reserves are based on certain assumptions developed utilizing historical data to project future losses.  Loss estimates in the calculation of these accruals are adjusted based upon actual claim settlements and reported claims.  These loss estimates and accruals recorded in our financial statements for claims have historically been reasonable in light of the actual amount of claims paid.

As the determination of our liability for self-insured claims is subject to significant management judgment and in certain instances is based on actuarially estimated and calculated amounts, and such liabilities could be material in nature, management believes that accounting estimates related to self-insurance reserves are critical.

For the years ended December 31, 2006, 2005 and 2004, no significant changes have been made to the methodology utilized to estimate insurance reserves.  For purposes of earnings sensitivity analysis, if the December 31, 2006 reserves for insurance were adjusted (increased or decreased) by 10%, operating expenses would have changed by approximately $1.1 million, or 0.4%.

Impairment or Disposal of Long-Lived Assets

We review our long-lived assets for impairment at least annually or when changes in circumstances or a triggering event indicates that the carrying amount of the asset may not be recoverable in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets to be held and used be reported at the lower of their carrying amount or fair value.  Assets to be disposed of by sale are recorded at the lower of their carrying amount or fair value less estimated selling costs. We estimate fair value based upon the best information available, which may include expected future discounted cash flows to be produced by the asset and/or available market prices. Factors that significantly influence estimated future discounted cash flows include the periods and levels of occupancy for the facility, expected per diem or reimbursement rates, assumptions regarding the levels of staffing, services and future operating and capital expenditures necessary to generate forecasted revenues, related costs for these activities and future rate of increases or decreases associated with these factors. We also consider the results of any appraisals on the properties when assessing fair value. These estimates are highly subjective, particularly in circumstances where there is no current operating contract in place and changes in the assumptions and estimates could result in the recognition of impairment charges. The most subjective estimates made in this analysis for 2006 and 2005 relate to the Cornell Abraxas Academy and the Hector Garza Residential Treatment Center and for 2004 relate to the Cornell Abraxas Academy, the Residential School and the Maple Creek Home. We may be required to record an impairment charge in the future if we are unable to successfully negotiate a replacement contract on any of our facilities for which we currently have an operating contract. Given the nature of the evaluation of future cash flows and the application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions.

Share-Based Compensation

We have typically compensated our officers, directors and key employees through the awarding of stock-based awards.  Based on the requirements of SFAS 123R, which we adopted on January 1, 2006, we account for stock-based awards in 2006 using a fair-value based method, resulting in compensation expense for stock option awards being recorded in our consolidated statements of operations.  Additionally, under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - an Amendment to FAS 123,” we are currently required to disclose the effect on our net income (loss) and earnings (loss) per share as if we had applied the fair value recognition provisions of SFAS 123 to the periods presented in our consolidated statements of operations; or the years ended December 31, 2005 and 2004.  This tabular disclosure is included in Note 1 to our accompanying consolidated financial statements.  Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and any expected dividends.  In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited.  As the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in our consolidated financial statements beginning in the first quarter of 2006 and in our disclosure presented in the footnotes to our accompanying consolidated financial statements for the years ended December 31, 2006, 2005, and 2004, management believes that accounting estimates related to the valuation of stock options are critical.

The assumptions used to estimate the fair market value of our stock options are based on historical and expected performance of our common shares in the open market, expectations with regard to the pattern with which our employees will exercise their options and the likelihood that dividends, if any, will be paid to holders of our common shares.  For the years ended December 31, 2006, 2005, and 2004, no significant changes have been made to the methodology utilized to determine the assumptions used in these calculations.

Goodwill

We account for goodwill in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which states that there is no amortization of goodwill or intangible assets with indefinite lives.  Impairment of these assets is assessed annually to determine if the estimated fair value of the reporting unit exceeds the net carrying value of the reporting unit, including the applicable goodwill.  The estimates of fair value are based upon our estimates of the present value of future cash flows.  We make assumptions regarding the estimated cash flows and if these estimates or their related assumptions change, an impairment charge may be incurred.  Given the nature of the evaluation of future cash flows and the application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions.

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

	Year Ended December 31,
	2006	2005	2004

Revenues	100.0%	100.0%	100.0%

Operating expenses	76.1	76.6	76.1
Pre-opening and start-up expenses	0.7	2.9	3.2
Impairment of long-lived assets	0.1	—	3.4
Depreciation and amortization	4.5	4.9	4.8
General and administrative expenses	6.0	6.6	7.3
Income from operations	12.4	9.0	5.2
Interest expense, net	6.4	7.0	7.3
Loss on extinguishment of debt	—	—	0.9
Income (loss) from continuing operations before provision (benefit) for income taxes	6.0	2.0	(3.0)
Provision (benefit) for income taxes	2.5	0.7	(1.2)
Income (loss) from continuing operations	3.5	1.3	(1.8)
Discontinued operations, net of taxes	(0.2)	(1.2)	(0.9)
Net income (loss)	3.3%	0.1%	(2.7)%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Certain comparisons of revenue, expenses and average contract occupancy contained in this report have been made excluding the effect of pre-opening and start-up expenses and revenues, and related occupancy and contract capacity.  Disclosures excluding the effect of pre-opening and start-up expenses and revenues represent measures calculated in a manner that is not consistent with GAAP.  We believe the exclusion of the non-recurring effect of pre-opening and start-up expenses and revenues increases the reader’s understanding of our operating trends.

Revenues.  Revenues increased approximately $50.1 million, or 16.1%, to $360.9 million for the year ended December 31, 2006 from $310.8 million for the year ended December 31, 2005.

Adult Secure Institutional. Adult secure institutional division revenues increased approximately $50.4 million, or 39.3%, to $178.8 million for the year ended December 31, 2006 from $128.4 million for the year ended December 31, 2005 due primarily to (1) the opening of the Moshannon Valley Correctional Center in April 2006 which generated revenues of approximately $26.6 million in 2006, (2) revenues of approximately $7.0 million at the Mesa Verde Community Correctional Facility which we began managing in January 2006, (3) an increase in revenues of approximately $10.3 million at the Regional Correctional Center due to increased occupancy in 2006 (including a contract-based revenue adjustment for the contract year ended March 2006 in the amount of $2.4 million), (4) an increase in revenues of approximately $3.1 million at the D. Ray James Prison due to increased occupancy coupled with a per diem rate increase received mid-year 2005, (5) an increase in revenues of approximately $1.3 million at our two secure facilities in California due to increased occupancy and (6) an increase in revenues of approximately $1.1 million at the Donald W. Wyatt Detention Center due to improved occupancy. The remaining net increase in revenues of approximately $1.0 million was due to various insignificant revenue fluctuations at our other adult secure institutional facilities.

Average contract occupancy was 98.2% for the year ended December 31, 2006 compared to 96.1% for the year ended December 31, 2005.  Excluding the actual occupancy and contract capacity for the start-up operations of the Regional Correctional Center in 2005 (through August 2005), average contract occupancy was 102.9% for the year ended December 31, 2005. The average contract occupancy statistics for 2006 reflect the activation and ramp-up in population at both the Mesa Verde Community Correctional Facility (which opened in January 2006) and the Moshannon Valley Correctional Center (which opened in April 2006).

The average per diem rate was $56.12 for the year ended December 31, 2006 compared to $48.49 for the year ended December 31, 2005.  The increase in the average per diem rate for 2006 is primarily due to the opening of the Moshannon Valley Correctional Center in April 2006 which is a significant take-or-pay contract. There were no revenues attributable to start-up operations in the year ended December 31, 2006.  Revenues attributable to start-up operations for the year ended December 31, 2005 were approximately $3.3 million and were attributable to the start-up operations of the Regional Correctional Center in New Mexico.

Juvenile.  Juvenile justice, educational and treatment services division revenues decreased approximately $3.2 million, or 2.7%, to $115.8 million for the year ended December 31, 2006 from $119.0 million for the year ended December 31, 2005.  The decrease in revenues was due primarily to (1) a decrease in revenues of approximately $3.6 million as a result of the temporary closure of the Hector Garza Residential Treatment Center (formerly the Campbell Griffin Treatment Center) in October 2005, (2) a decrease in revenues of approximately $2.8 million at the Danville Center for Adolescent Females (“DCAF”) due to the expiration of our management contract in March 2006, (3) a decrease in revenues of approximately $1.8 million due to the expiration of our management contract at the South Mountain Secure Treatment Unit (“SMSTU”) in June 2006 and (4) a decrease in revenues of approximately $0.9 million due to the expiration of our management contract for the Washington, DC (“DC”) community-based programs in August 2006.  The decrease in revenues due to the above factors was offset, in part, by (1) an increase in revenues of approximately $1.6 million at the Southern Peaks Regional Treatment Center due to improved occupancy (this facility was ramping-up in 2005), (2) an increase in revenues of approximately $1.2 million at the Reading Alternative Education program we began managing in July 2005, (3) an increase in revenues of approximately $0.9 million at the Leadership Development Program (due to program occupancy/mix) and (4) an increase in revenues of approximately $0.9 million at the Alexander Youth Center due to increased occupancy.  The remaining net increase in revenues of approximately $1.3 million was due to various insignificant fluctuations in revenues at our other juvenile facilities and programs. The concluded/terminated contracts at DCAF, SMSTU and DC generated total revenues for the years ended December 31, 2006 and 2005 of approximately $3.2 million and $8.6 million, respectively.

Average contract occupancy was 93.2% for the year ended December 31, 2006 compared to 89.2% for the year ended December 31, 2005.  Excluding the actual occupancy and the contract capacity for the start-up operations of the Southern Peaks Regional Treatment Center through the first quarter of 2005, average contract occupancy was 90.0% for the year ended December 31, 2005.

The average per diem rate for our residential juvenile facilities was approximately $170.33 for the year ended December 31, 2006 compared to approximately $167.68 for the year ended December 31, 2005. The average fee-for-service rate for our non-residential community-based juvenile programs was approximately $37.59 for the year ended December 31, 2006 compared to approximately $34.21 for the year ended December 31, 2005.  The increase in the average fee-for-service rate for 2006 is due to changes in the mix of services provided by our various programs, as well as the continued operations in 2006 of several alternative education programs which we began operating mid-year 2005.

There were no revenues attributable to start-up operations for the year ended December 31, 2006. Revenues attributable to start-up operations were approximately $1.5 million for the year ended December 31, 2005 and were attributable to the start-up operations of the Southern Peaks Regional Treatment Center.

Adult Community-Based.  Adult community-based corrections and treatment services division revenues increased approximately $3.0 million, or 4.7%, to $66.3 million for the year ended December 31, 2006 from $63.3 million for the year ended December 31, 2005 due primarily to an increase in revenues of approximately $3.4 million from the programs and facilities acquired from Correctional Systems, Inc. (“CSI”) in April 2005. The remaining net decrease in revenues of $0.4 million was due to various insignificant fluctuations in revenues at our other adult community-based facilities and programs.  Average contract occupancy was 97.7% for the year ended December 31, 2006 compared to 100.4% for the year ended December 31, 2005.

The average per diem rate for our residential adult community-based facilities was approximately $61.71 for the year ended December 31, 2006 compared to approximately $62.02 for the year ended December 31, 2005. The average fee-for-service rate for our non-residential adult community-based programs was approximately $11.23 for the year ended December 31, 2006 compared to approximately $9.40 for the year ended December 31, 2005.  Our average fee-for-service rates fluctuate from year to year due to changes in the mix of services provided by our various non-residential adult community-based programs. There were no revenues attributable to start-up operations for the years ended  December 31, 2006 and 2005.

Operating Expenses.  Operating expenses increased approximately $36.7 million, or 15.4%, to $275.0 million for the year ended December 31, 2006 from approximately $238.3 million for the year ended December 31, 2005.

Adult Secure Institutional.  Adult secure institutional division operating expenses increased approximately $34.6 million, or 39.0%, to approximately $123.3 million for the year ended December 31, 2006 from approximately $88.7 million for the year ended December 31, 2005 due primarily to (1) operating expenses of approximately $13.6 million at the Moshannon Valley Correctional Center which opened in April 2006 (additional expenses of approximately $2.7 million related to this facility are included in start-up and pre-opening expenses for the year ended December 31, 2006), (2) operating expenses of approximately $5.2 million at the Mesa Verde Community Correctional Facility which we began managing in January 2006, (3) an increase in operating expenses of approximately $9.9 million at the Regional Correctional Center due to improved occupancy as the facility was ramping up in 2005 (additional expenses of approximately $6.4 million related to this facility are included in pre-opening and start-up expenses in the year ended December 31, 2005), (4) an increase in operating expenses of approximately $1.1 million at our two secure facilities in California due to increased occupancy and (5) an increase in operating expenses of approximately $1.1 million at the Donald W. Wyatt Detention Center due to improved occupancy.  The remaining net increase in operating expenses of approximately $3.7 million was due to various fluctuations in operating expenses at our other adult secure facilities as well as an increase in operating expenses at the divisional level.

As a percentage of segment revenues, adult secure institutional division operating expenses were 68.9% for the year ended December 31, 2006 compared to 69.1% for the year ended December 31, 2005.  Excluding approximately $3.3 million of revenues attributable to the start-up operations of the Regional Correctional Center in 2005 (through August 2005), adult secure institutional division operating expenses, as a percentage of segment revenues, were 70.9% for the year ended December 31, 2005.

Juvenile.  Juvenile justice, educational and treatment services division operating expenses decreased approximately $0.1 million, or 0.1%, to approximately $100.1 million for the year ended December 31, 2006 from $100.2 million for the year ended December 31, 2005 due primarily to (1) a decrease in operating expenses of approximately $3.1 million due to the temporary closure of the Hector Garza Residential Treatment Center (formerly the Campbell Griffin Treatment Center) in October 2005,

(2) a decrease in operating expenses of approximately $2.6 million at  DCAF due to the expiration of our management contract in March 2006, (3) a decrease in operating expenses of approximately $1.6 million at SMSTU due to the expiration of our management contract in June 2006 and (4) a decrease in operating expenses of approximately $0.4 million at the DC programs due to the expiration of our management contract in August 2006.  The decrease in operating expenses due to the above factors was offset, in part, by (1) an increase in operating expenses of approximately $3.4 million at the Southern Peaks Regional Treatment Center due to increased occupancy as the facility was ramping up in 2005 (additional expenses of approximately $1.8 million were included in pre-opening and start-up expenses for the year ended December 31, 2005), (2) an increase in operating expenses of approximately $1.1 million at the Cornell Abraxas Academy (formerly the New Morgan Academy) which began operating in October 2006, (3) an increase in operating expenses of approximately $1.2 million for the Reading Alternative Education program we began operating in July 2005, (4) an increase in operating expenses of approximately $1.0 million at the Alexander Youth Center due to increased occupancy and (5) and increase in operating expenses of approximately $0.6 million at the Leadership Development Program due to increased occupancy.  The remaining net increase in operating expenses of approximately $0.3 million is due to various insignificant fluctuations in operating expenses at our other juvenile facilities and programs.

As a percentage of segment revenues, juvenile services division operating expenses were 86.4% for the year ended December 31, 2006 compared to 84.2% for the year ended December 31, 2005.  Excluding approximately $1.5 million of revenues attributable to the start-up operations of the Southern Peaks Regional Treatment Center in the year ended December 31, 2005, juvenile services division operating expenses were 85.3% for the year ended December 31, 2005.

Adult Community-Based. Adult community-based corrections and treatment services division operating expenses increased approximately $2.3 million, or 4.7%, to $51.7 million for the year ended December 31, 2006 from $49.4 million for the year ended December 31, 2005 due primarily to an increase in operating expenses of approximately $3.3 million attributable to the facilities and programs acquired from CSI in April 2005.  The remaining net decrease in operating expenses of approximately $1.0 million was due various insignificant fluctuations at our other adult community-based facilities and programs.

As a percentage of segment revenues, adult community-based corrections and treatment services division operating expenses were 78.0% for the year ended December 31, 2006 compared to 77.9% for the year ended December 31, 2005.

Pre-Opening and Start-up Expenses.  Pre-opening and start-up expenses were approximately $2.7 million for the year ended December 31, 2006 and were attributable to the Moshannon Valley Correctional Center.  Pre-opening and start-up expenses for the year ended December 31, 2005 were approximately $9.0 million and were attributable to the pre-opening and start-up activities of the Regional Correctional Center, the Southern Peaks Regional Treatment Center, Mesa Verde Community Correctional Facility and the Moshannon Valley Correctional Center. These expenses consisted primarily of personnel and related expenses, building rent, professional and recruiting expenses.

Impairment of Long-Lived Assets.  In the year ended December 31, 2006, we recorded impairment charges of approximately $0.4 million related to two of our adult community-based facilities in Alaska. Refer to Note 7 to the consolidated financial statements in Item 8 of this report for further discussion concerning these impairment charges.

Depreciation and Amortization.  Depreciation and amortization increased approximately $1.1 million, or 7.2%, to $16.3 million for the year ended December 31, 2006 from $15.2 million for the year ended December 31, 2005.   Depreciation of property and equipment increased approximately $0.9 million primarily to depreciation expense related to the Moshannon Valley Correctional Center which opened in April 2006. Amortization of intangibles was approximately $2.2 million and $2.1 million for the years ended December 31, 2006 and 2005, respectively.

General and Administrative Expenses.  General and administrative expenses increased approximately $1.3 million, or 6.4%, to approximately $21.7 million for the year ended December 31, 2006 from approximately $20.4 million for the year ended December 31, 2005 due primarily to increased consulting and professional expenses related to our strategic process and the proposed Merger Agreement with Veritas (which totaled approximately $2.1 million during 2006).  In addition, there was an increase in compensation expense of approximately $1.9 million resulting from our adoption of SFAS No. 123R on January 1, 2006. See Note 1 to the consolidated financial statements in Item 8 of this report for further discussion concerning our adoption of SFAS No. 123R. In the year ended December 31, 2005, general and administrative expenses included a $1.1 million restructuring charge for personnel costs associated with management’s streamlining initiatives implemented in the first and second quarters of 2005.  In the first quarter of 2007, we will recognize $2.5 million of general and administrative expenses related to the termination of the merger agreement with Veritas.

Interest.  Interest expense, net of interest income, increased approximately $1.4 million, or 6.5%, to $23.1 million for the year ended December 31, 2006 from $21.7 million for the year ended December 31, 2005.  Interest expense increased due to (1) a decrease in capitalized interest in the year ended December 31, 2006 of approximately $2.2 million as we capitalized interest of approximately $1.5 million in the year ended December 31, 2006 compared to $3.7 million in the year ended December 31, 2005 related to construction of the Moshannon Valley Correctional Center (which opened in April 2006) and (2) an increase in net interest expense of approximately $1.4 million related to the interest rate swap.  In the year ended December 31, 2006, we recognized interest expense related to the interest rate swap of approximately $0.2 million compared to interest income of approximately $1.1 million in the year ended December 31, 2005.  This was partially offset by a decrease of net interest expense in the year ended December 31, 2006 pertaining to Municipal Corrections Finance, LP of approximately $2.5 million (principally due to increased interest income earned during 2006).

Income Taxes.  For the year ended December 31, 2006, we recognized a provision for income taxes on our income from continuing operations at an estimated effective rate of 42.1%. For the year ended December 31, 2005, we recognized a provision for income taxes at an estimated effective rate of 36.1%. The increase in the estimated income tax rate in 2006 is related to an increase in operating income across certain of our business segments relative to prior periods, apportionment of income to higher tax rate jurisdictions, as well as the impact from our adoption of SFAS 123R (and the nondeductible expense attributable to incentive stock option expense) .

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

Revenues.  Revenues increased approximately $33.6 million, or 12.1%, to $310.8 million for the year ended December 31, 2005 from $277.2 million for the year ended December 31, 2004.

Adult Secure Institutional. Adult secure institutional division revenues increased approximately $13.6 million, or 11.8%, to $128.4 million for the year ended December 31, 2005 from $114.8 million for the year ended December 31, 2004 due primarily to (1) the opening of the two-unit Regional Correctional Center in July and December 2004 which increased 2005 revenues by approximately $5.5 million, (2) the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004 which increased 2005 revenues by approximately $6.3 million, (3) an increase in revenues of approximately $2.5 million at the Big Spring Correctional Center due to improved occupancy and (4) an increase in revenues of approximately $1.4 million at the D. Ray James Prison due to a per diem rate increase received in the latter half of 2004.  The increase in revenues due to the above was offset, in part, by a decrease in revenues of approximately $3.3 million due to the non-renewal of the Valencia County Detention Center contract as of December 31, 2004. The remaining net increase in revenue of approximately $1.2 million was due to various insignificant revenue fluctuations at our other adult secure institutional facilities.

Average contract occupancy was 96.1% for the year ended December 31, 2005 compared to 98.8% for the year ended December 31, 2004.  The decline in the average contract occupancy percentage in 2005 is due to the Regional Correctional Center which did not operate at full capacity.  Excluding the actual occupancy and contract capacity for the start-up operations of the Regional Correctional Center in 2005 (through August 2005) and 2004, average contract occupancy was 102.9% and 102.4%, respectively.

The average per diem rate was $48.49 for the year ended December 31, 2005 compared to $48.45 for the year ended December 31, 2004.  The increase in the average per diem rate for 2005 was due to the opening of the Regional Correctional Center in July and December 2004 and the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004.  We continue to experience increasing pressure from contracting governmental agencies to limit or even reduce per diem rates.  Many of these governmental entities are under severe budget pressures and we anticipate that more governmental agencies may approach us about per diem rate concessions.  Decreases or the lack of anticipated increases, in per diem rates could adversely impact our operating margin.

Revenues attributable to start-up operations were approximately $3.3 million and $1.9 million for the year ended December 31, 2005 and 2004, respectively, and were attributable to the start-up operations of the Regional Correctional Center.

Juvenile.  Juvenile justice, educational and treatment services division revenues increased approximately $5.2 million, or 4.6%, to $119.0 million for the year ended December 31, 2005 from $113.8 million for the year ended December 31, 2004.  The increase in revenues was due primarily to (1) the opening of the Southern Peaks Regional Treatment Center in August 2004 which increased 2005 revenues by approximately $6.0 million, (2) the commencement of our management contract for the Philadelphia Alternative Education program in August 2004 which increased revenues by approximately $1.2 million, (3) the commencement of our management contract for the Lebanon Alternative Education program in September 2004 which increased revenues by approximately $1.0 million and (4) the commencement of our management contract for the Reading Alternative Education program in July 2005 which contributed revenues of approximately $1.2 million.  The increase in revenues due to the above factors was offset, in part, by a decrease in revenues of approximately $1.4 million at the Abraxas Center for Adolescent Females (ACAF) and approximately $2.6 million at the Campbell Griffin Treatment Center due to reduced occupancy. The Campbell Griffin Treatment Center was temporarily closed in the fourth quarter of 2005.  The remaining net decrease in revenues of $0.2 million was due to various insignificant fluctuations in revenues at our other juvenile facilities and programs.

Average contract occupancy was 89.2% for the year ended December 31, 2005 compared to 92.7% for the year ended December 31, 2004.  Excluding the actual occupancy and the contract capacity for the start-up activities of the Southern Peaks Regional Treatment Center in 2005 (through the first quarter) and 2004 and for the start-up activities of the Plankinton Regional Detention Center in 2004, average contract occupancy was 90.0% for the year ended December 31, 2005 compared to 96.4% for the year ended December 31, 2004.

The average per diem rate for our residential juvenile facilities was approximately $167.68 for the year ended December 31, 2005 compared to approximately $164.54 for the year ended December 31, 2004. The increase in the average per diem rate in

2005 was due to the opening of the Southern Peaks Regional Treatment Center in August 2004. The average fee-for-service rate for our non-residential community-based juvenile programs was approximately $34.21 for the year ended December 31, 2005 compared to approximately $27.53 for the year ended December 31, 2004.  The increase in the average fee-for-service rate for 2005 is due to changes in the mix of services provided by our various juvenile justice, educational and treatment services, as well as the addition of several new alternative education programs in 2005.

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

Adult Community-Based. Adult community-based corrections and treatment services division revenues increased approximately $14.7 million, or 30.2%, to $63.3 million for the year ended December 31, 2005 from $48.6 million for the year ended December 31, 2004 due primarily to (1) revenues of approximately $11.2 million from the facilities and programs acquired from CSI in April 2005, (2) the opening of the Las Vegas Center in December 2004 which contributed revenues of approximately $1.4 million, (3) an increase in revenues of approximately $0.7 million at the Dallas County Judicial Treatment Center due to improved occupancy and (4) and increase in revenues of approximately $0.6 million at the Taylor Street Center due to improved occupancy.  The remaining net increase in revenues of approximately $0.8 million was due to various insignificant fluctuations in revenues at our other adult community-based facilities and programs.

Average contract occupancy was 100.4% for the year ended December 31, 2005 compared to 103.1% for the year ended December 31, 2004.  We experienced average contract occupancy percentages in excess of 100.0% due to the actual occupancy at certain residential facilities exceeding its contracted capacity.  We currently cannot predict whether this level of occupancy will continue in future periods.

The average per diem rate for our residential adult community-based facilities was approximately $62.02 for the year ended December 31, 2005 compared to approximately $62.10 for the year ended December 31, 2004. The average fee-for-service rate for our non-residential adult community-based programs was approximately $9.40 for the year ended December 31, 2005 compared to approximately $8.23 for the year ended December 31, 2004.  Our average fee-for-service rates can fluctuate from year to year due to changes in the mix of services provided by our various non-residential adult community-based programs. There were no revenues attributable to start-up operations for the years end December 31, 2005 and 2004.

Operating Expenses.  Operating expenses increased approximately $27.1 million, or 12.8%, to $238.3 million for the year ended December 31, 2005 from approximately $211.2 million for the year ended December 31, 2004.

Adult Secure Institutional.  Adult secure institutional division operating expenses increased approximately $8.7 million, or 10.9%, to approximately $88.7 million for the year ended December 31, 2005 from approximately $80.0 million for the year ended December 31, 2004 due primarily to (1) the acquisition of the Walnut Grove Youth Correctional Facility management contract in June 2004 which increased operating expenses by approximately $4.3 million, (2) an increase in operating expenses of approximately $3.3 million at the Big Spring Correctional Center due to increased occupancy and (3) an increase in operating expenses of approximately $3.8 million at the two-unit Regional Correctional Center that began operating in July and December 2004. The increase in operating expenses due to the above was offset, in part, by a decrease in operating expenses of approximately $2.7 million due to the non-renewal of the Valencia County Detention Center management contract as of December 31, 2004.

As a percentage of segment revenues, adult secure institutional services operating expenses were 69.1% for the year ended December 31, 2005 compared to 69.6% for the year ended December 31, 2004.  Excluding approximately $3.3 million and $1.9 million of revenues attributable to the start-up operations of the Regional Correctional Center in 2005 (through August 2005) and 2004, respectively, adult secure institutional services division operating expenses were 70.9% and 70.8%, respectively.

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

Adult Community-Based.  Adult community-based corrections and treatment services division operating expenses increased approximately $11.9 million, or 31.7%, to $49.4 million for the year ended December 31, 2005 from $37.5 million for the year ended December 31, 2004 due to (1) operating expenses of approximately $9.0 million attributable to the facilities and programs and facilities acquired from CSI in April 2005, (2) the opening of the Las Vegas Center in December 2004 which increased operating expenses by approximately $1.0 million and (3) a charge of approximately $0.3 million for terminated facility lease option costs.  The remaining net increase in operating expenses of approximately $1.6 million was due to various insignificant fluctuations in operating expenses at our other adult community-based programs and facilities.

As a percentage of segment revenues, adult community-based corrections and treatment services division operating expenses were 77.9% for the year ended December 31, 2005 compared to 77.3% for the year ended December 31, 2004.

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

Discontinued Operations, net of tax.  The net loss from discontinued operations increased approximately $1.2 million to $3.6 million for the year ended December 31, 2005 from $2.4 million for the year ended December 31, 2004.  The loss from discontinued operations for the years ended December 31, 2005 and 2004 includes the operating results for the Residential School, Maple Creek Home, our mental health programs in Pennsylvania, the Northside Clinic and the Jos-Arz Academy.  The increase in loss from discontinued operations, net of tax, in 2005 was due to declining performance prior to closing the facilities  in 2005 as well as related closure costs. Subsequent to the closure of these programs, in 2005 we disposed of those discontinued facilities which we owned.

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

Cash Flows From Operations. Cash provided by operating activities was approximately $29.7 million for the year ended December 31, 2006 compared to approximately $28.3 million for the year ended December 31, 2005.  The increase was principally due to increased operations from new facilities including the Mesa Verde Community Correctional Facility and the Moshannon Valley Correctional Center.  The increase in certain working capital accounts, mainly accounts receivable was associated with these new operations.

Cash Flows From Investing Activities.  Cash used in investing activities was approximately $17.5 million for the year ended December 31, 2006 due to (1) capital expenditures of approximately $12.3 million primarily consisting of construction costs for the Moshannon Valley Correctional Center, (2) net purchases of investment securities of approximately $4.7 million and  (3) net payments to the restricted debt payment account of approximately $3.4 million.  Additionally, we received proceeds from the sale of assets of approximately $2.9 million. Cash used in investing activities was approximately $17.5 million for the year ended December 31, 2005 due primarily to capital expenditures of $51.1 million, which included $46.2 million for the construction of the Moshannon Valley Correctional Center and the $9.1 million CSI acquisition in April 2005, offset by net investment securities sales of approximately $44.5 million.  Additionally, we had proceeds from the sale of fixed assets of approximately $0.6 million and $2.4 million of net payments to the restricted debt payment account during the year ended December 31, 2005.

Cash Flows From Financing Activities.  Cash used in financing activities was approximately $7.4 million for the year ended December 31, 2006 due primarily to a $9.7 million principal payment of MCF’s bonds in July 2006, offset by proceeds from the exercise of stock options of approximately $2.1 million. Cash used in financing activities was approximately $6.9 million for the year ended December 31, 2005 due primarily to a $9.0 million principal payment on MCF’s bonds in July 2005 and repayment of approximately $1.9 million debt acquired in the CSI acquisition in April 2005, partially offset by proceeds from the exercise of stock options of approximately $4.1 million.

Long-Term Credit Facilities.  Our Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit and is reduced by outstanding letters of credit. The available commitment under our Credit Facility was approximately $50.4 million at December 31, 2006.  We had no outstanding borrowings under our Credit Facility at December 31, 2006, but we had outstanding letters of credit of approximately $9.6 million.  Subject to certain requirements, we have the right to increase the aggregate commitments under our Credit Facility up to an aggregate amount of $100.0 million.  The Credit Facility matures in June 2008 and bears interest, at our election, depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.75% to 2.00%, or a rate which ranges from 2.25% to 3.50% above the applicable LIBOR rate. Our Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries.  Our Credit Facility is not secured by the assets of Municipal Corrections Finance, LP (“MCF”).  The Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants.

MCF is obligated for the outstanding balance of its 8.47% Taxable Revenue Bonds, Series 2001.  The bonds bear interest at a rate of 8.47% per annum and are payable in semi-annual installments of interest and annual installments of principal.  All unpaid principal and accrued interest on the bonds is due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents.  The bonds are limited, nonrecourse obligations of MCF and secured by the property and equipment, bond reserves, assignment of subleases and substantially all assets related to the facilities included in the 2001 Sale and Leaseback Transaction (in which we sold eleven facilities (as identified in Item 1 of this report) to MCF).  The bonds are not guaranteed by us.

In June 2004, we issued $112.0 million in principal of 10.75% Senior Notes the (“Senior Notes”) due July 1, 2012.  The Senior Notes are unsecured senior indebtedness and are guaranteed by all of our existing and future subsidiaries (collectively, “the Guarantors”).  The Senior Notes are not guaranteed by MCF (the “Non-Guarantor”).  Interest on the Senior Notes is payable semi-annually on January 1 and July 1 of each year, commencing January 1, 2005.  On or after July 1, 2008, we may redeem all or a portion of the Senior Notes at the redemption prices (expressed as a percentage of the principal amount) listed below, plus accrued and unpaid interest, if any, on the Senior Notes redeemed, to the applicable date of redemption, if redeemed during the 12-month period commencing on July 1 of each of the years indicated below:

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

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate.  The terms of the interest rate swap contract and the underlying debt instrument are identical.  We have designated the swap agreement as a fair value hedge.  The swap has a notional amount of $84.0 million and matures in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, we pay on a semi-annual basis (each January 1 and July 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receive a fixed-rate interest of 10.75%.  For the year ended December 31, 2006, we recorded interest expense related to this interest rate swap of approximately $0.2 million.  For year ended December 31, 2005, we recorded interest income related to this interest rate swap of approximately $1.1 million, which is reflected as a reduction to 2005 interest expense in our accompanying financial statements.  The swap agreements are marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes.  At December 31, 2006 and 2005, the fair value of this derivative instrument was a liability of approximately ($1.1) million and ($0.1) million, respectively, and is included in other long-term liabilities at December 31, 2006 and 2005 in our Consolidated Balance Sheets.  The carrying value of the Senior Notes as of these dates was adjusted accordingly by the same amount. Because the swap agreement is considered an effective fair-value hedge, there will be no effect on our results of operations from the mark-to-market adjustment as long as the swap is in effect.

Contractual Uncertainties Related to Certain Facilities

Cornell Abraxas Academy (formerly the New Morgan Academy).  We closed the Cornell Abraxas Academy (formerly the New Morgan Academy) in the fourth quarter of 2002 and considered several options ranging from the utilization of the facility for another type of program or the sale or lease of the facility. In 2005 we began focusing our efforts on the reopening of the facility. The facility, which reopened in October 2006, operates as a residential treatment facility for youth sex offenders. We recognized pre-tax costs of $4.8 million and $3.6 million in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2006 and 2005, respectively, for related holding costs (depreciation, interest, property, taxes and other maintenance costs).  The expenses for the 2006 period increased in conjunction with the reactivation of the facility.

In December 2004, we recorded an impairment charge of approximately $9.3 million related to this facility as it was determined, pursuant to the requirements of SFAS No. 144, that the carrying amount of the facility not fully recoverable and exceeded its fair value (as based on the most current estimates of cash flows).  As of December 31, 2006, we believe that, pursuant to the provisions of SFAS No. 144, no additional impairment allowance is necessary.  The carrying value of the property and equipment for the Cornell Abraxas Academy, after the impairment charge in 2004, was approximately $19.5 million and $19.9 million at December 31, 2006 and 2005, respectively.

Great Plains Correctional Facility.  We believe that our existing contract with the Oklahoma Department of Corrections (“OK DOC”) with respect to our Great Plains Correctional Facility expired in July 2006. Despite negotiations with the OK DOC since early 2006, we have been unable to agree on terms for a new contract.  As a result, to preserve our rights relative to other business opportunities, in October 2006 HEDA notified OK DOC of our intent to terminate the contract.  With our Great Plains Correctional Facility, as with all our facilities, we seek to maximize the operating potential based on an assessment of which potential customer(s) would enable us to realize the highest economic value. To date, we do not have an alternate customer for this facility, which generated revenues of approximately $12.5 million, $12.8 million and $12.5 million in the years ended December 31, 2006, 2005 and 2004, respectively. Our inability to obtain a new customer for this facility could have an adverse effect on our financial condition, results of operations and liquidity.

Hector Garza Residential Treatment Center (formerly the Campbell Griffin Treatment Center).  In October 2005, we initiated the temporary closure of this leased facility in San Antonio, Texas.  It is our intent to reactivate this facility during 2007. Accordingly, it has not been included in discontinued operations for the years ended December 31, 2006 and 2005.  Our net carrying value for this facility at December 31, 2006 was approximately $4.2 million.

Treasury Stock Repurchases

We did not purchase any of our common stock in the years ended December 31, 2006 and 2005.

Under the terms of our Senior Notes and Credit Facility, we can purchase shares of our stock subject to certain cumulative restrictions.

Projects Under Development, Construction or Renovation

During 2006, the Federal Bureau of Prisons (“BOP”) solicited a Request for Proposals (“RFP”) for services to house approximately 7,000 low security non-United States citizens sentenced males in an existing secure correctional institution procured from private sources or state and local governments, with excess capacity, located in Arizona, California, Louisiana, New Mexico, Oklahoma or Texas to replace several existing intergovernmental agreements (“IGA”) for such services, including the IGA relating to our Big Spring Correctional Center. In January 2007 the Company was awarded a contract from the BOP for our Big Spring Correctional Center. In conjunction with this contract we will undertake certain facility expansion construction in 2007. We had not incurred any significant costs for this expansion at December 31, 2006. We believe that our existing cash and credit facility will provide adequate funding to complete the construction.

It is also our intent to expand our D. Ray James Prison facility during 2007 to increase capacity by approximately 300. We had not incurred any significant costs for this expansion at December 31, 2006, and we believe that our existing cash and credit facility will provide adequate funding to complete this expansion.

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

We maintain operating leases in the ordinary course of our business activities.  These leases include those for operating facilities, office space and office and operating equipment, and the agreements expire between 2007 and 2075. As of December 31, 2006, our total commitment under these operating leases was approximately $23.5 million.

The following table details the known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2006 (in thousands):

	Payments Due by Period
			2008 -	2010 -
	Total	2007	2009	2011	Thereafter

Contractual Obligations:
Long-term debt - principal
• Cornell Companies, Inc.	$112,000	$—	$—	$—	$112,000
• Special Purpose Entities	156,000	10,500	23,800	28,000	93,700
Long-term debt - interest
• Cornell Companies, Inc.
• Special Purpose Entities	67,836	12,331	24,689	24,663	6,153
Construction commitments	29,258	29,258	—	—	—
Capital lease obligations:
• Cornell Companies, Inc.	47	10	23	14	—
Operating leases	23,493	4,513	6,199	3,733	9,048
Consultative and non-competition agreements	778	528	250	—	—
Total contractual cash obligations	$389,412	$57,140	$54,961	$56,410	$220,901

We have an interest rate swap agreement under which we receive a fixed interest rate and pay a floating interest rate. The future cash payments on the Cornell Companies, Inc. long-term debt assume an effective rate of 10.945% on the related interest rate swap contract.

We enter into letters of credit in the ordinary course of operating and financing activities.  As of December 31, 2006, we had outstanding letters of credit of approximately $9.6 million primarily for certain workers’ compensation insurance and other operating obligations.  The following table details our letter of credit commitments as of December 31, 2006 (in thousands):

		Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than	Over
	Committed	1 Year	1-3 Years	4-5 Years	5 Years
Commercial Commitments:
Standby letters of credit	$9,620	$8,870	$—	$750	$—

Related Person Transactions

One of our former directors is a partner in a law firm that provided legal services to us.  Legal fees paid to this law firm were approximately $0.09 million, $0.9 million and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In September 1999, we entered into a consulting agreement with Cornell’s founder, who was a director of Cornell through October 2003.  Services rendered under the consulting agreement included serving as a director of Cornell over the initial four years of the term of the agreement and assisting in such areas as the development of new business, acquisitions, financings and executive management assimilation.  As compensation for consulting services, we agreed to an annual payment of at least $255,000 for each of the first four years of the seven-year initial term of the consulting agreement with an annual payment of at least $180,000 for each of the last three years of the initial term. As additional compensation, we agreed to an annual bonus, subject to certain limitations, equal to $75,000 during the first four years of the initial term and an annual bonus of $60,000 during the last three years of the initial term. The initial term concluded in 2006 and the final bonus payment of $60,000 was paid.  The agreement was not renewed.

We also entered into a non-compete agreement with Cornell’s founder.  The non-compete agreement has a term of 10 years and required us to pay a monthly fee of $10,000 for the seven-year initial term of the consulting agreement.  We capitalize the monthly payments and amortize the amounts over the 10-year term of the non-compete agreement. We recognized amortization expense related to this agreement of approximately $84,000 for each of the years ended December 31, 2006, 2005 and 2004.

We maintain a life insurance policy for Cornell’s founder and made payments related to this policy of approximately $0.2 million for each of the years ended December 31, 2006, 2005 and 2004.

Total payments made for the above to Cornell’s founder were approximately $0.5 million, $0.9 million and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

We entered into a consulting agreement with a former director which expires in December 2008.  Services rendered under this agreement include research and analysis for various topics including data collection, support and training for program development; performance-based contractual requirements and performance-improvement processes, accreditations and regulatory requirements.  Total payments under this agreement, which has a termination fee incorporated for a termination prior to maturity, totaled $0.3 million for each of the years ended December 31, 2006 and 2005.  The termination fee at December 2006 was $0.2 million.

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

Interest Rate Exposure

Our exposure to changes in interest rates primarily results from our long-term debt with both fixed and floating interest rates.  The debt on our consolidated financial statements with fixed interest rates consist of the 8.47% Bonds issued by MCF in August 2001 in connection with the 2001 Sale and Leaseback Transaction and approximately $28.0 million of Senior Notes not hedged by any interest rate swap.  At December 31, 2006, 31.6% ($84.0 million of debt outstanding on our Senior Notes issued in June 2004) of our consolidated long-term debt was subject to variable interest rates.  The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $0.8 million for the year ended December 31, 2006.  At December 31, 2006, the fair value of our consolidated fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	Financial statements
Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2006 and 2005
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2006.  To make this assessment we used the criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on our assessment, we have concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cornell Companies, Inc.

We have completed integrated audits of Cornell Companies, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cornell Companies, Inc. and its subsidiaries at December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” using the modified prospective application method.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control-Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Houston, Texas

March 16, 2007

CORNELL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,529	$13,723
Investment securities available for sale	11,925	7,250
Accounts receivable - trade (net of allowance for doubtful accounts of $3,644 and $3,278, respectively)	72,723	58,701
Other receivables (net of allowance for doubtful accounts of $5,297 and $5,040, respectively)	3,751	9,726
Debt service fund and other restricted assets	24,611	22,219
Deferred tax assets	6,672	5,089
Prepaid expenses and other	7,540	9,076
Total current assets	145,751	125,784
PROPERTY AND EQUIPMENT, net	319,064	323,861
OTHER ASSETS:
Debt service reserve fund	23,801	23,802
Goodwill, net	12,339	12,577
Intangible assets, net	6,926	9,089
Deferred costs and other	15,652	15,515
Total assets	$523,533	$510,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$60,163	$58,797
Current portion of long-term debt	10,510	9,701
Total current liabilities	70,673	68,498
LONG-TERM DEBT, net of current portion	255,471	266,659
DEFERRED TAX LIABILITIES	11,373	6,708
OTHER LONG-TERM LIABILITIES	4,452	3,302
Total liabilities	341,969	345,167

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 30,000,000 shares authorized, 15,603,917 and 15,352,159 shares issued and 14,063,523 and 13,789,172 shares outstanding, respectively	16	15
Additional paid-in capital	154,411	151,329
Retained earnings	38,964	27,091
Treasury stock (1,540,394 and 1,562,987 shares of common stock, at cost, respectively)	(12,308)	(12,573)
Deferred compensation	—	(990)
Accumulated other comprehensive income	481	589
Total stockholders’ equity	181,564	165,461
Total liabilities and stockholders’ equity	$523,533	$510,628

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004

REVENUES	$360,855	$310,775	$277,190
OPERATING EXPENSES	275,040	238,305	211,157
PRE-OPENING AND START-UP EXPENSES	2,657	9,017	8,803
IMPAIRMENT OF LONG-LIVED ASSETS	355	—	9,300
DEPRECIATION AND AMORTIZATION	16,285	15,200	13,187
GENERAL AND ADMINISTRATIVE EXPENSES	21,720	20,387	20,284

INCOME FROM OPERATIONS	44,798	27,866	14,459
INTEREST EXPENSE	26,130	24,041	22,298
INTEREST INCOME	(3,060)	(2,318)	(1,944)
LOSS ON EXTINGUISHMENT OF DEBT	—	—	2,361

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	21,728	6,143	(8,256)

PROVISION (BENEFIT) FOR INCOME TAXES	9,148	2,215	(3,256)

INCOME (LOSS) FROM CONTINUING OPERATIONS	12,580	3,928	(5,000)

DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF $381, $1,950 and $1,589, RESPECTIVELY	(707)	(3,622)	(2,433)

NET INCOME (LOSS)	$11,873	$306	$(7,433)

EARNINGS (LOSS) PER SHARE:
BASIC:
Income (loss) from continuing operations	$.90	$.29	$(.38)
Loss from discontinued operations, net of tax	(.05)	(.27)	(.18)
Net income (loss)	$.85	$.02	$(.56)

DILUTED:
Income (loss) from continuing operations	$.89	$.29	$(.38)
Loss from discontinued operations, net of tax	(.05)	(.27)	(.18)
Net income (loss)	$.84	$.02	$(.56)

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	13,918	13,580	13,203
DILUTED	14,059	13,695	13,203

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$11,873	$306	$(7,433)
Unrealized gain (loss) on derivative instruments, net of tax provision (benefit) of ($75), ($954) and $123, respectively	(108)	(1,103)	164
Comprehensive income (loss)	$11,765	$(797)	$(7,269)

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

								Accumulated
								Other
	Common Stock		Additional					Compre-
		Par	Paid-In	Retained	Treasury Stock		Deferred	hensive
	Shares	Value	Capital	Earnings	Shares	Cost	Compensation	Income(Loss)

BALANCES AT JANUARY 1, 2004	14,578,505	$15	$143,735	$34,218	1,552,987	$(12,458)	$(803)	$1,528

EXERCISE OF STOCK OPTIONS	213,694	—	1,521	—	—	—	—	—
INCOME TAX BENEFIT FROM STOCK OPTION EXERCISES	—	—	312	—	—	—	—	—
MARK TO MARKET ADJUSTMENTS FOR DEFERRED BONUS PLAN	—	—	(306)	—	—	—	306	—
OTHER COMPREHENSIVE INCOME	—	—	—	—	—	—	—	164
DEFERRED AND OTHER STOCK COMPENSATION	—	—	—	—	—	—	65	—
PURCHASE OF TREASURY STOCK (10,000 SHARES, AT COST)	—	—	—	—	10,000	(115)	—	—
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	40,213	—	323	—	—	—	—	—
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	12,695	—	240	—	—	—	—	—
NET LOSS	—	—	—	(7,433)	—	—	—	—

BALANCES AT DECEMBER 31, 2004	14,845,107	15	145,825	26,785	1,562,987	(12,573)	(432)	1,692

EXERCISE OF STOCK OPTIONS	446,141	—	3,783	—	—	—	—	—
INCOME TAX BENEFIT FROM STOCK OPTION EXERCISES	—	—	724	—	—	—	—	—
MARK TO MARKET ADJUSTMENTS FOR DEFERRED BONUS PLAN	—	—	(156)	—	—	—	156	—
OTHER COMPREHENSIVE INCOME	—	—	—	—	—	—		(1,103)
DEFERRED AND OTHER STOCK COMPENSATION	—	—	381	—	—	—	(714)	—
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	30,553	—	357	—	—	—	—	—
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	30,358	—	415	—	—	—	—	—
NET INCOME	—	—	—	306	—	—	—	—

BALANCES AT DECEMBER 31, 2005	15,352,159	15	151,329	27,091	1,562,987	(12,573)	(990)	589

EXERCISE OF STOCK OPTIONS	165,531	1	1,830	—	—	—	—	—
INCOME TAX BENEFIT FROM STOCK OPTION EXERCISED	—	—	224	—	—	—	—	—
OTHER COMPREHENSIVE INCOME	—	—	—	—	—	—		(108)
DEFERRED AND OTHER STOCK COMPENSATION	58,327	—	1,622	—	—	—	—	—
ADOPTION OF SFAS 123(R)	—	—	(990)	—	—	—	990	—
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	—	—	—	—	(22,593)	265	—	—
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	27,900	—	396	—	—	—	—	—
NET INCOME	—	—	—	11,873	—	—	—	—

BALANCES AT DECEMBER 31, 2006	15,603,917	$16	$154,411	$38,964	1,540,394	$(12,308)	$—	$481

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,873	$306	$(7,433)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Impairment of long-lived assets	355	—	10,100
Loss on extinguishment of debt	—	—	2,361
Depreciation	14,042	13,106	12,183
Amortization of intangibles and other assets	2,243	2,268	1,364
Amortization of deferred compensation	77	(294)	65
Amortization of deferred financing costs	965	1,414	1,437
Amortization of Senior Notes discount	184	184	92
Stock-based compensation	1,893	—	—
Provision for bad debts	2,967	4,745	2,371
Gain on sale of property and equipment	(119)	(50)	(397)
Deferred income taxes	3,216	(3)	(4,154)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	(10,696)	(5,586)	(12,206)
Other restricted assets	976	(62)	(66)
Other assets	850	2,881	(260)
Accounts payable and accrued liabilities	780	9,513	6,625
Other liabilities	58	(154)	11
Net cash provided by operating activities	29,664	28,268	12,093

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,317)	(51,128)	(40,243)
Acquisition of a business, net of cash acquired	—	(9,064)	—
Purchases of investment securities	(427,600)	(1,022,295)	(471,410)
Sales of investment securities	422,925	1,066,785	419,670
Receipt from restricted escrow arrangement	—	—	5,000
BOP claim reimbursement	—	—	5,566
Purchase of facility management contract	—	—	(3,000)
Proceeds from sale of property and equipment	2,892	647	1,137
Payments to restricted debt payment account, net	(3,367)	(2,445)	(2,463)
Net cash used in investing activities	(17,467)	(17,500)	(85,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and line of credit	—	—	69,000
Payments on line of credit	—	—	(71,000)
Payments of MCF bonds	(9,700)	(9,000)	(8,300)
Payments of synthetic lease	—	—	(52,499)
Payments of acquired debt	—	(1,905)	—
Payments of capital lease obligations	(11)	(176)	(7)
Proceeds from Senior Notes, net of discount	—	—	110,527
Payments for debt issuance and other financing costs	—	—	(6,076)
Tax benefit of stock option exercises	224	—	—
Proceeds from exercise of stock options	2,096	4,141	1,844
Purchases of treasury stock	—	—	(115)
Net cash (used in) provided by financing activities	(7,391)	(6,940)	43,374

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,806	3,828	(30,276)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,723	9,895	40,171
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,529	$13,723	$9,895

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid, net of amounts capitalized	$25,317	$22,964	$16,054
Income taxes paid	$3,947	$175	$400

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in fair value of interest rate swap	$(908)	$(3,353)	$3,208
Purchases and additions to property and equipment included in accounts payable and accrued liabilities	—	2,478	2,904
Common stock issued for board of directors fees	396	415	240
Equipment additions under capital leases	56	—	—

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

Investment Securities

Our investment securities at December 31, 2006 consist of certificates of deposit and certain marketable securities.

Our certificates of deposit, which total $0.8 million at December 31, 2006 and 2005, bear interest at a rate of 3.93%. They have original maturities of one year and are pledged as collateral under certain outstanding letters of credit.

Our marketable securities are categorized as available-for-sale securities. Unrealized marketable securities gains and temporary losses are reflected as a net amount under the caption of accumulated other comprehensive income within the statement of stockholders’ equity. Realized gains and losses are recorded within the statement of income under the caption interest income or interest expense. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

At December 31, 2006 and 2005, our marketable securities, which total $11.2 million and $6.5 million, respectively, were held in auction rate municipal bonds. Our investment in these securities is recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no gross unrealized holding gains (losses) or gross realized gains (losses) from our investment securities at December 31, 2006 and 2005.

Contractual maturities of the underlying investment securities held at December 31, 2006 are as follows (in thousands):

Due within 1 year	$750
Due after 1 year through 5 years	—
Due after 5 years through 10 years	—
Due after 10 years	11,175
Total investment securities	$11,925

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

At December 31, 2006, other receivables include approximately $0.9 million related to the Lincoln County Detention Center lawsuit settlement that is expected to be reimbursed by our general liability and professional liability coverage and approximately $5.3 million related to misappropriated escrow funds for the Southern Peaks Regional Treatment Center, which is fully reserved at December 31, 2006. At December 31, 2005, other receivables includes approximately $7.0 million related to the shareholder lawsuit settlement that was ultimately reimbursed by our directors’ and officers’ liability insurance carrier as well as the $5.3 million other receivable related to the escrow funds as previously noted.  Refer to Note 12 to the consolidated financial statements for a discussion concerning this balance and the related transactions.

The changes in allowance for doubtful accounts associated with trade accounts receivable for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Balance at beginning of period	$3,278	$3,544	$1,929
Provision for bad debts	2,702	4,745	2,717
Write-offs of uncollectible accounts	(2,336)	(5,011)	(1,102)
Balance at end of period	$3,644	$3,278	$3,544

Restricted Assets

Restricted assets at December 31, 2006 and 2005 include approximately $23.0 million and $19.6 million, respectively, of Municipal Correctional Finance, LP’s (MCF) restricted cash accounts. MCF’s restricted accounts primarily consist of a debt service fund used to segregate rental payment funds from us to MCF for MCF’s semi-annual debt service. MCF’s funds are invested in short term certificates of deposit, money market accounts and commercial paper. They will be used to fund a portion of MCF’s debt service due in the coming year.

At certain facilities, we maintain bank accounts for restricted cash belonging to facility residents, commissary operations and equipment replacement funds used in certain state programs. Restricted assets at December 31, 2006 and 2005 include approximately $1.7 million and $2.6 million, respectively, for these accounts. A corresponding liability for these obligations is included in accrued liabilities in the accompanying financial statements.

Property and Equipment

Property and equipment are recorded at cost. Ordinary maintenance and repair costs are expensed, while renewal and betterment costs are capitalized. Buildings and improvements are depreciated over their estimated useful lives of 30 to 50 years using the straight-line method. Prepaid facility use cost, which resulted from the July 1996 acquisition of the Big Spring Correctional Center and the December 1999 transfer of ownership of the Great Plains Correctional Facility to a leasehold interest, is being amortized over 50 years using the straight-line method. Furniture and equipment are depreciated over their estimated useful lives of 3 to 10 years using the straight-line method. Amortization of leasehold improvements (including those funded by landlord incentives or allowances) is recorded using the straight-line method based upon the shorter of the economic life of the asset or the term of the respective lease. Landlord incentives or allowances under operating leases are recorded as deferred rent and amortized as a reduction of rent expense over the lease term. See Note 8 to the consolidated financial statements for further details concerning our property and equipment balances at December 31, 2006 and 2005.

Capitalized Interest

We capitalize interest on facilities while under construction. Interest capitalized for the years ended December 31, 2006 and 2005 was approximately $1.5 million and $3.7 million, respectively, and related to the construction of the Moshannon Valley Correctional Center. Interest capitalized for the year ended December 31, 2004 was approximately $1.8 million and related to the Moshannon Valley Correctional Center, the Regional Correctional Center, the Las Vegas Center and the Southern Peaks Regional Treatment Center.

Debt Service Reserve Fund

The debt service reserve fund was established at the closing of MCF’s bond issuance and is to be used solely for MCF’s debt service to the extent that funds in MCF’s debt service accounts are insufficient. The debt service reserve fund is invested in short term commercial instruments and earns a guaranteed rate of return of 3.0%. See Note 14 to the consolidated financial statements.

Intangible Assets

We evaluate the carrying value of our existing intangibles (which are the result of prior acquisitions – both business facilities and operating contracts) for impairment annually. We have evaluated the carrying value of our existing intangibles and believe there has not been an impairment to the carrying value of our existing intangibles as of December 31, 2006. See Note 6 to the consolidated financial statements for further details concerning our intangible assets.

Deferred Costs

Costs incurred related to obtaining debt financing are capitalized and amortized over the term of the related indebtedness. At December 31, 2006 and 2005, we had net deferred debt issuance costs of approximately $9.0 million and $9.6 million, respectively.

Realization of Long-Lived Assets

We review our assets for impairment annually and when events or changes in circumstances indicate that the net book value of such assets may not be recovered over its remaining service life. For assets held and used in operations, realization is assessed based on our estimate of future operating results and undiscounted cash flows. As of December 31, 2006, we have evaluated our long-lived assets and believe that these assets, other than the two facilities for which we recognized impairment charges of approximately $0.4 million during 2006, are realizable and that no additional impairments to the carrying value of these assets exists. See Note 8 to the consolidated financial statements for further discussion concerning impairment charges recognized in the years ended December 31, 2006 and 2004.

Revenue Recognition

Substantially all of our revenues are derived from contracts with federal, state and local governmental agencies, which pay either per diem rates based upon the number of occupant days or hours served for the period, on a take-or-pay basis, management fee basis, cost-plus reimbursement or fee-for-service basis. We recognize revenue when we determine that the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occured or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectibility is reasonable assured.

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

Proposal Costs

We incur various expenses in conjunction with our participation in the proposal process with government agencies for their procurement of our services. These costs include such items as payroll and related employee benefits and taxes, research, consulting, legal and reproduction costs and are expensed in the periods incurred.

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

Business Concentration

Contracts with federal, state and local governmental agencies account for nearly all of our revenues. The loss of, or a significant decrease in, business from one or more of these governmental agencies could have a material adverse effect on our financial condition and results of operations. For the years ended December 31, 2006, 2005 and 2004, 28.2%, 23.0% and 22.3%, respectively, of our consolidated revenues were derived from contracts with the Federal Bureau of Prisons (BOP), the only customer constituting more than 10.0% of our revenues during each of these periods. The increase in the percentage for 2006 as compared to the prior two years is due to additional BOP revenue in 2006 resulting from the Moshannon Valley Correctional Center which opened in April 2006 and the acquisition of Correctional Systems, Inc. (“CSI”) in April 2005.

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

Accounting for Stock-Based Compensation

Our stock incentive plans provide for the granting of incentive options and nonqualified options to officers, directors and key employees of the Company. Grants under these plans vest over periods up to seven years after the date of grant and expire no later than the tenth anniversary of the date of grant.

Prior to January 1, 2006, we accounted for our stock option and stock-based compensation plans using the intrinsic-value method outlined by Accounting Principles Board (“APB”) Opinion No. 25. Accordingly, we computed compensation cost for each employee stock option granted as the amount by which the quoted market price of our shares on the date of grant exceeded the amount the employee must pay to acquire the shares. The amount of compensation cost, if any, would be charged to income over the vesting period. No compensation cost had been recognized for the options granted, as the exercise price was equal to the market price on the measurement date.

Effective January 1, 2006, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share Based Payment” and elected to use the modified prospective transition method. Under this method, compensation cost recognized for the year ended December 31, 2006, includes the applicable amounts of: (a) compensation cost of all stock-based awards granted prior to, but not yet vested, as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures), and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R). Results for prior periods have not been restated.

Additionally, we have an employee stock purchase plan (“ESPP”) under which employees can make contributions to purchase our common stock. Participation in the plan is elected annually by employees. The plan year begins each January 1st (the “Grant Date”) and ends on December 31st (the “Exercise Date”). Purchases of common stock are made at the end of the year using the lower of the fair market value on either the Grant Date or Exercise Date, less a 15% discount. Prior to January 1, 2006, we were not required to recognize any compensation cost related to our ESPP. Under SFAS No. 123R our employee-stock purchase plan is considered to be a compensatory ESPP and; therefore, we are required to recognize compensation cost over the requisite service period for grants made under the ESPP.

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

On November 10, 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides for an alternative transition method for establishing the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R. We adopted this alternative transition method, otherwise known as the “simplified method,” in establishing our beginning APIC pool at January 1, 2006.

Effect of Adopting SFAS No. 123R

The following table indicates the effect of adopting SFAS No. 123R as of January 1, 2006 (in thousands, except per share amounts):

Year Ended December 31, 2006

Stock-based compensation expense – stock options	$1,493
Stock-based compensation expense – restricted stock	309
Employee-stock purchase plan	91
Related deferred income tax benefit	(776)
Net loss	$1,117

Decrease in basic earnings per share	$0.08

Decrease in diluted earnings per share	$0.08

At December 31, 2006, 60,000 restricted shares of our common stock were outstanding subject to performance-based vesting criteria (30,000 of which are considered market-based restricted stock under SFAS No. 123R. Additionally, 137,200 stock options were outstanding subject to performance-based vesting criteria (16,100 of which are considered market-based options under SFAS No. 123R).

The 30,000 shares of restricted stock and the 16,100 stock options which are considered market-based restricted stock were valued using a Monte Carlo simulation probability model to estimate future stock returns. The grant date fair value of these shares was $9.05 per share for a total value of $0.4 million. We recognized approximately $0.12 million of expense associated with these shares of restricted stock and options during the year ended December 31, 2006.

The amounts above relate to the impact of recognizing compensation expense related to stock options, restricted stock and our employee-stock purchase plan. Compensation expense related to stock options (121,100 shares) and restricted stock grants (30,000 shares) that vest based upon performance conditions is not recorded for such performance-based awards until it has been deemed probable that the related performance targets allowing the vesting of the options and restricted stock will be met. We are required to periodically re-assess the probability and record expense at the point in time, if ever, it becomes probable these shares of restricted stock and stock options will vest.

Based on our financial performance in 2006, a portion of the 2006 performance-based awards met their related performance targets. Accordingly, 21,000 stock options were vested and compensation expense was recognized of $0.13 million. In addition, it was also deemed probable that the related performance targets pertaining to certain restricted stock and stock options will also be achieved by their vesting date. Accordingly, compensation expense of approximately $0.1 million has been recognized for the year ended December 31, 2006.

We recognize expense for our stock-based compensation over the vesting period, which represents the period in which an employee is required to provide service in exchange for the award. We recognize compensation expense for stock-based awards immediately if the award has immediate vesting.

Prior Period Pro Forma Presentation

Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123R. The following pro forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123” is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per share for the period presented as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to January 1, 2006 (in thousands, except per-share amounts):

	Year Ended December 31,
	2005	2004

Net income (loss), as reported	$306	$(7,433)
Add: total stock-based compensation recorded, net of tax	201	146
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,988)	(1,022)
Pro forma net loss	$(1,481)	$(8,309)

Income (loss) per share:
Basic, as reported	$.02	$(.56)
Basic, pro forma	$(.11)	$(.63)
Diluted, as reported	$.02	$(.56)
Diluted, pro forma	$(.11)	$(.63)

Assumptions

The fair values for the significant stock-based awards granted during the year ended December 31, 2006, 2005 and 2004 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December, 31
	2006	2005	2004

Risk-free rate of return	4.31%	4.28%	4.33%
Expected life of award	5 years	7 years	7 years
Expected dividend yield of stock	0%	0%	0%
Expected volatility of stock	45.48%	52.99%	52.89%
Weighted-average fair value	$6.24	$8.03	$7.94

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

In accordance with SAB 107, we used the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during 2006.

Stock-based award activity during the year ended December 31, 2006 was as follows (aggregate intrinsic value in millions):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2003	1,131,964	$9.55	7.2	$10.8
Granted	167,150
Exercised	(196,852)
Forfeited or canceled	(125,315)

Outstanding at December 31, 2004	976,947	10.72	6.7	$10.5
Granted	311,550
Exercised	(399,090)
Forfeited or canceled	(191,701)

Outstanding at December 31, 2005	697,706	$12.21	7.2	$8.5
Granted	45,000	13.71
Exercised	(164,661)	11.07
Forfeited or canceled	(62,135)	12.96

Outstanding at December 31, 2006	515,910	$12.62	7.2	$6.5

Vested and expected to vest at December 31, 2006	485,027	$12.58	7.1	$6.1

Exercisable at December 31, 2006	310,026	$12.22	6.6	$3.8

The total intrinsic value of stock options exercised during the years ended December 31, 2006 and 2005 was $0.6 million and $1.9 million, respectively. Net cash proceeds from the exercise of stock options were approximately $2.1 million and $4.1 million for the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, approximately $1.0 million of estimated expense with respect to nonvested stock-based awards had yet to be recognized and will be amortized into expense over the employee’s estimated remaining weighted average service period of approximately 3.0 years.

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2006.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.75 to $6.50	23,140	3.9	$4.12	23,140	$4.12
6.51 to 10.00	35,445	6.0	8.40	33,659	8.40
10.01 to 13.50	211,125	7.2	12.56	94,327	12.25
13.51 to 16.00	246,200	7.7	14.07	158,900	14.19
	515,910	7.2	$12.62	310,026	$12.22

Stock-based award activity for nonvested awards during the year ended December 31, 2006 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2003	516,463	$9.72
Granted	167,150	13.46
Vested	(127,126)	10.31
Canceled	(93,705)	9.23

Nonvested at December 31, 2004	462,782	11.17
Granted	311,550	13.67
Vested	(318,476)	11.38
Forfeited or canceled	(132,387)	11.56

Nonvested at December 31, 2005	323,469	13.17
Granted	45,000	13.71
Vested	(156,005)	13.26
Canceled	(6,580)	13.24

Nonvested at December 31, 2006	205,884	$13.22

Restricted Stock

We have issued restricted stock under certain employment agreements and a deferred bonus plan which vests over a specific period of time, generally three to five years.  These shares of restricted common stock are subject to restrictions on transfer and certain conditions to vesting.

Restricted stock activity for the year ended December 31, 2006 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2003	107,583	$17.15
Granted	—
Vested	—
Canceled	(33,797)	17.15

Nonvested at December 31, 2004	73,786	17.15
Granted	25,000	15.24
Vested	—
Canceled	(47,113)	17.15

Nonvested at December 31, 2005	51,673	16.23
Granted	—
Vested	(15,676)	17.15
Canceled	(10,997)	17.15

Nonvested at December 31, 2006	25,000	$15.24

As of December 31, 2006, approximately $0.14 million of estimated expense with respect to nonvested restricted stock awards had yet to be recognized and will be amortized over a weighted average period of 1.1 years.

Income Taxes

We utilize the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates. In providing for deferred taxes, we consider current tax regulations, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of tax assets and liabilities may occur. See Note 10 to the Consolidated Financial Statements.

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution from common stock equivalents such as stock options and warrants. For the year ended December 31, 2006, there were no anti-dilutive shares. For the years ended December 31, 2005 and 2004, there were 113,145 shares ($15.10 average price) and 437,078 shares ($13.01 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

The following table summarizes the calculation of income (loss) and the weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004
Income (loss) from continuing operations	$12,580	$3,928	$(5,000)
Loss from discontinued operations, net of tax	(707)	(3,622)	(2,433)
Net income (loss)	$11,873	$306	$(7,433)

Weighted average common shares outstanding	13,918	13,580	13,203
Weighted average common share equivalents outstanding	141	115	—

Weighted average common shares and common share equivalents outstanding	14,059	13,695	13,203

Basic income (loss) per share:
Income (loss) from continuing operations	$.90	$.29	$(.38)
Loss from discontinued operations, net of tax	(.05)	(.27)	(.18)
Net income (loss)	$.85	$.02	$(.56)

Diluted income (loss) per share:
Income (loss) from continuing operations	$.89	$.29	$(.38)
Loss from discontinued operations, net of tax	(.05)	(.27)	(.18)
Net income (loss)	$.84	$.02	$(.56)

Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, investment securities, accounts receivable and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At December 31, 2006, the carrying amount of our long-term debt was approximately $266.0 million, and the estimated fair value was $296.0 million. At December 31, 2005, the carrying amount was $276.4 million, and the estimated fair value was $301.0 million. The estimated fair value of long-term debt is based primarily on quoted market prices for the same or similar issues.

Derivative Instruments

We have only entered into derivative contracts that are classified as fair value hedges. These derivatives are recorded at their fair value with changes in the fair value recorded as adjustments to the related liability and other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 14 to the consolidated financial statements.

Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require that we make certain estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. We evaluate our estimates on an on-going basis, based on historical experience and on various other assumptions that we believe to be reasonable based on the information available. Actual results could differ from these estimates under different assumptions or conditions. The significant estimates that we make in the accompanying consolidated financial statements include the allowance for doubtful accounts, accruals for insurance and legal claims, accruals for compensated employee absences and the realizability of long-lived tangible and intangible assets.

Reclassifications

Certain reclassifications have been made to the prior period financial statements contained herein to conform to current year presentation.

3.              MERGER AGREEMENT

On October 6, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Veritas Capital Fund III, L.P., a Delaware limited partnership (“Veritas”), Cornell Holding Corp., a Delaware corporation (“Parent”) and CCI Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which the Merger Sub would be merged with and into us (the “Merger”), with Cornell surviving after the Merger as a wholly owned subsidiary of Parent.

Our Board of Directors unanimously approved the Merger Agreement. In connection with the Merger, the Parent and certain of our stockholders entered into a Voting Agreement dated on or about October 6, 2006, whereby such stockholders agreed, among other things, to vote their respective shares of our stock in favor of the Merger Agreement, the Merger and the transactions contemplated thereby.  At a special meeting of our stockholders held on January 23, 2007, the proposed Merger Agreement was rejected.

Under the terms of the Merger Agreement, because the Merger was terminated, we reimbursed $2.5 million of these costs incurred by Veritas, Parent and Merger Sub in connection with the proposed merger in February 2007. Such costs will be reported in general and administrative expenses in the first quarter of 2007.

4.              DISCONTINUED OPERATIONS AND MANAGEMENT RESTRUCTURING

We classify as discontinued operations those components of our business that we hold for sale or that have been disposed and have cash flows that are clearly distinguishable operationally and for financial reporting purposes from the rest of our operations. For those components, we have no significant continuing involvement after completion of disposal and their operations are eliminated from our ongoing operations. During 2005, management closed certain facilities that qualified for discontinued operations and notifications were made to the required contracting entities regarding the termination of the related programs. Such facilities are classified as discontinued operations for the years ended December 31, 2006 and 2005. At December 31, 2006 and 2005, we did not have any significant net property and equipment balances pertaining to these operations. These discontinued operations did not generate any revenues in the year ended December 31, 2006. These discontinued operations generated revenues of approximately $2.6 million and $13.8 million in the years ended December 31, 2005 and 2004, respectively.

5.     ACQUISITION OF CORRECTIONAL SYSTEMS, INC.

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

April 1, 2005

Receivables	$1,769
Prepaid expenses and other assets	305
Property and equipment	2,097
Contract value	4,121
Other assets	1,351
Goodwill	4,586
Assets acquired	14,229

Accounts payable and accrued liabilities	1,076
Long-term debt	2,239
Deferred tax liabilities	1,720
Other long-term liabilities	130
Liabilities assumed	5,165
Net assets acquired	$9,064

The CSI acquisition resulted in the recognition of goodwill because of its industry position, operational strength and potential to provide additional growth opportunities for us. During the years ended December 31, 2006 and 2005, we adjusted goodwill by approximately ($0.2) million and $0.3 million, respectively, due to adjustments to the cost basis of the property acquired based on final property appraisals and for certain post-closing acquisition costs.

Our amortization period for acquired contracts is the greater of the acquired contract life or seven years.

On an unaudited pro forma basis, the effects of the CSI acquisition were not significant to our results of operations for 2004 and 2005.

In August 2005, a lawsuit was filed by a detainee at one of the facilities acquired from CSI. See Note 11 to the consolidated financial statements for further discussion of this proceeding.

6.              INTANGIBLE ASSETS

Intangible assets at December 31, 2006 and 2005 consisted of the following (in thousands):

	December 31,
	2006	2005
Non-compete agreements	$10,040	$9,960
Acquired contract value	6,442	6,442
Accumulated amortization	(9,556)	(7,313)
Identified intangibles, net	6,926	9,089
Goodwill, net	12,339	12,577
Total intangibles, net	$19,265	$21,666

The changes in the carrying amount of goodwill for the year ended December 31, 2006 are as follows (in thousands):

	Adult Secure	Juvenile	Pre- Release	Total

Balance as of December 31, 2004	$1,509	$1,060	$5,152	$7,721
Addition to goodwill	1,393	—	3,463	4,856
Balance as of December 31, 2005	2,902	1,060	8,615	12,577
Reduction to goodwill	—	—	(238)	(238)
Balance as of December 31, 2006	$2,902	$1,060	$8,377	$12,339

At December 31, 2006, there is no impairment to our existing goodwill.

Amortization expense for our acquired contract value was approximately $1.1 million, $1.0 million and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense for our acquired contract value is expected to be approximately $1.1 million for each of the next four years ended December 31 and approximately $0.6 million for the fifth year.

Amortization expense for our non-compete agreements was approximately $1.1 million for the years ended December 31, 2006, 2005 and 2004. Amortization expense for our non-compete agreements is expected to be approximately $1.1 million for each of the next four years and $0.7 million for the fifth year.

7.              NEW ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board Interpretation No. 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), to clarify the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The cumulative effect of applying the provisions of FIN 48 will be reported in our first quarter of 2007 financial statements as an adjustment to the opening balance of retained earnings for 2007.  We estimate that the cumulative effect adjustment will increase retained earnings by up to $0.6 million which is subject to revision when management completes an analysis of the impact of FIN 48.

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value within generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. We expect to adopt SFAS No. 157 beginning January 1, 2008. We are currently evaluating the impact that the adoption of this interpretation may have on our consolidated financial statements.

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. We expect to adopt SFAS No. 159 beginning January 1, 2008. We are currently evaluating the impact that the adoption of this interpretation may have on our consolidated financial statements.

8.              PROPERTY AND EQUIPMENT

Property and equipment were as follows (in thousands):

	December 31,
	2006	2005

Land	$31,765	$31,765
Prepaid facility use	71,323	71,323
Buildings and improvements	253,218	179,533
Furniture and equipment	30,827	29,889
Construction in progress	1,031	69,729
Sub-total	388,164	382,239
Accumulated depreciation and amortization	(69,100)	(58,378)
Total property and equipment	$319,064	$323,861

The decrease in construction in progress and the increase in building and improvements in the year ended December 31, 2006 is primarily due to the completion of the Moshannon Valley Correctional Center which opened in April 2006.

We evaluate the realization of our long-lived assets at least annually or when changes in circumstances or a specific triggering event indicates that the carrying value of the asset may not be recoverable. As a part of our evaluation, we make judgments regarding the potential future operating results and undiscounted cash flows associated with individual facilities. Additionally, should we decide to sell a facility, realization is evaluated based on the estimated sales price based on the best market information available.

In conjunction with our review of our long-lived assets based on forecasted operating and cash flow losses associated with these assets, we determined that our carrying value for two of our adult community-based facilities was not fully recoverable and exceeded their fair value and, as a result, we recorded an impairment charge of $0.4 million in the year ended December 31, 2006. This charge was based on the best market information available.

We closed the Cornell Abraxas Academy (formerly the New Morgan Academy) in 2002 and reactivated the facility in October 2006 as a residential treatment facility for youth sex offenders. During 2004, based on forecasted operating and cash flow losses associated with this facility we determined that our carrying value of the facility was not fully recoverable and exceeded its fair value and, as a result, we recorded an impairment charge of $9.3 million in the year ended December 31, 2004. This charge was determined based on the results of our probability-weighted cash flow analysis.

In addition, as a result of our review of our other long-lived assets based on forecasted operating and cash flow losses associated with these assets, we determined that our carrying values for two of our juvenile residential facilities were not fully recoverable and exceeded their fair value and, as a result, we recorded an impairment charge of $0.8 million in the year ended December 31, 2004. This charge was estimated based on the best market information available. This charge is included in discontinued operations in the accompanying consolidated financial statements for the year ended December 31, 2004.

9.              ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2006	2005

Accounts payable	$15,286	$14,690
Accrued compensation	9,847	7,463
Accrued interest payable	11,717	11,870
Accrued litigation settlements	878	7,200
Accrued taxes payable	5,519	3,876
Accrued insurance	7,960	6,840
Accrued legal	4,822	2,563
Resident funds	1,659	2,634
Other	2,475	1,661
Total accounts payable and accrued liabilities	$60,163	$58,797

At December 31, 2006, accounts payable and accrued liabilities contain accrued litigation settlement charges of $0.9 million pertaining to the Lincoln County Detention Center. At December 31, 2005, accounts payable and accrued liabilities contained accrued litigation settlement charges of $7.0 million relating to the shareholder lawsuits and $0.2 million pertaining to Lincoln County Detention Center.  Refer to Note 12 to the consolidated financial statements for a discussion regarding these matters.

10.       INCOME TAXES

The following is an analysis of our deferred tax assets and liabilities (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Accrued liabilities and allowances	$7,704	$5,846
Federal operating loss carryforwords	—	1,381
State operating loss carryforwords	2,455	2,129
Deferred compensation	513	—
Other	125	341
Total deferred tax assets	10,797	9,697

Deferred tax liabilities:
Property and equipment	11,688	8,035
Prepaid expenses	1,075	776
Other	280	376
Total deferred tax liabilities	13,043	9,187

Valuation allowance	(2,455)	(2,129)

Net deferred tax liability	$4,701	$1,619

As of December 31, 2006, we have net operating losses for state income taxes of approximately $29.7 million. Approximately $1.4 million of net operating losses for state income taxes will expire if unutilized in 2007. Our tax returns are subject to periodic audit by the various jurisdictions in which we operate. These audits, including those currently underway, can result in adjustments of taxes due or adjustments of the NOLs which are available to offset future taxable income.

Valuation allowances of $2.5 million have been established for uncertainties in realizing the benefit of certain state income tax loss carryforwards. In assessing the realizability of carryforwards, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance will be adjusted in the periods that we determine it is more likely than not that deferred tax assets will or will not be realized.

The components of our income tax provision (benefit) were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Federal current provision	$4,332	$239	$(453)
State current provision	1,617	(197)	(238)
Total current provision (benefit)	5,949	42	(691)

Federal deferred provision	3,114	2,097	(2,894)
State deferred provision	85	76	329
Total deferred provision (benefit)	3,199	2,173	(2,565)

Total provision (benefit) from continuing operations	$9,148	$2,215	$(3,256)

Our tax returns are subject to periodic audits by the various jurisdictions in which we operate. These audits including those currently underway can result in adjustments of taxes due or adjustments of the NOLs which are available to offset future taxable income.

The following is a reconciliation of income taxes at the statutory federal income tax rate of 35% to the income tax provision (benefit) recorded by us (in thousands):

	Year Ended December 31,
	2006	2005	2004

Computed taxes at statutory rate	$7,602	$2,138	$(2,708)
State income taxes, net of federal benefit	1,042	(273)	(617)
Other	504	350	69
	$9,148	$2,215	$(3,256)

11.       CREDIT FACILITIES

Our long-term debt consisted of the following (in thousands):

	December 31,
	2006	2005
Debt of Cornell Companies, Inc.:
Senior Notes, unsecured, due July 2012 with an interest rate of 10.75%, net of discount	$110,987	$110,803
Fair-value adjustment of Senior Notes as result of interest rate swap	(1,053)	(145)
Revolving Line of Credit due June 2008 with an interest rate of LIBOR plus 2.25% to 3.5% or prime plus 0.75% to 2.00% (the “Credit Facility”)	—	—
Capital lease obligations	47	2
Subtotal	109,981	110,660

Debt of Special Purpose Entities:
8.47% Bonds due 2016	156,000	165,700

Total consolidated debt	265,981	276,360

Less: current maturities	(10,510)	(9,701)

Consolidated long-term debt	$255,471	$266,659

Long-Term Credit Facilities.  Our Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit and is reduced by outstanding letters of credit. The available commitment under our Credit Facility was approximately $50.4 million at December 31, 2006. We had no outstanding borrowings on our Credit Facility at December 31, 2006, but we had outstanding letters of credit of approximately $9.6 million. Subject to certain requirements, we have the right to increase the aggregate commitments under our Credit Facility up to an aggregate amount of $100.0 million. Our Credit Facility matures in June 2008 and bears interest, at our election, depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.75% to 2.00%, or a rate which ranges from 2.25% to 3.50% above the applicable LIBOR rate. Our Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. Our Credit Facility is not secured by the assets of Municipal Corrections Finance, LP (“MCF”). Our Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants.

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

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes. The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate. The terms of the interest rate swap contract and the underlying debt instrument are identical. We have designated the swap agreement as a fair value hedge. The swap has a notional amount of $84.0 million and matures in July 2012 to mirror the maturity of the Senior Notes. Under the agreement, we pay on a semi-annual basis (each January 1 and July 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receive a fixed-rate interest of 10.75%. For the year ended December 31, 2006, we recorded interest expense related to this interest rate swap of approximately $0.3 million. For the years ended December 31, 2005 and 2004, we recorded interest savings related to this interest rate swap of approximately $1.1 million and $1.2 million, respectively, which is reflected as a reduction to interest expense in our accompanying financial statements. The swap agreements are marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes. At December 31, 2006 and 2005, the fair value of this derivative instrument was a liability of approximately ($1.1) and ($0.1) million, respectively, and is included in other long-term liabilities at December 31, 2006 and 2005 in our Consolidated

Balance Sheets. The carrying value of the Senior Notes as of these dates was adjusted accordingly by the same amount. Because the swap agreement is considered an effective fair-value hedge, there will be no effect on our results of operations from the mark-to-market adjustment as long as the swap is in effect.

Scheduled maturities of our consolidated long-term debt were as follows (in thousands):

	Cornell Companies, Inc.	MCF	Consolidated

For the year ending December 31,
2007	$10	$10,500	$10,510
2008	11	11,400	11,411
2009	12	12,400	12,412
2010	13	13,400	13,413
Thereafter	112,001	108,300	220,301
Total	$112,047	$156,000	$268,047

12.  COMMITMENTS AND CONTINGENCIES

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

Operating Leases

We lease office space, certain facilities and furniture and equipment under long-term operating leases. Rent expense for all operating leases for the years ended December 31, 2006, 2005 and 2004 was approximately $11.5 million, $8.3 million and $7.4 million, respectively.

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

As of December 31, 2006, we had the following rental commitments under noncancelable operating leases (in thousands):

For the year ending December 31,
2007	$6,221
2008	5,017
2009	4,598
2010	3,305
Thereafter	10,535
Total	$29,676

The following schedule shows the composition of total rental expense for all operating leases (in thousands):

	Year Ended December 31,
	2006	2005	2004
Minimum rentals	$11,107	$8,051	$7,208
Contingent rentals	426	271	201
Less: sublease rentals	(232)	(293)	(330)
Total	$11,301	$8,029	$7,079

401(k) Plan

We have a defined contribution 401(k) plan. Our matching contribution currently represents 50% of a participant’s contribution, up to the first 6% of the participant’s salary. We recorded contribution expense of approximately $1.2 million for each of the years ended December 31, 2006, 2005 and 2004.

Legal Proceedings

Lincoln County Detention Center

In August 2005, a lawsuit was filed by a detainee at the Lincoln County Detention Center (LCDC) in the U.S. District Court of New Mexico (Santa Fe) seeking unspecified damages. The lawsuit related to the former LCDC policy that required strip and visual body cavity searches for all detainees and inmates and alleged that such policy violates a detainee’s Fourth and Fourteenth Amendment rights under the U.S. Constitution. The lawsuit was filed as a putative class action lawsuit brought on behalf of all inmates who were searched at the LCDC from May 2002 to July 2005.  In September 2006, we agreed to a proposed stipulation of settlement which, subject to the approval of the court, will resolve this action.  The settlement amount under the terms of the agreement is $1.6 million, and will be funded principally through our general liability and professional liability coverage.

In the year ended December 31, 2005, we recorded a charge of $0.2 million related to this lawsuit. In addition, we previously have provided insurance reserves for this matter (as part of our regular review of reported and unreported claims) totaling approximately $0.5 million. During the third quarter of 2006, we recorded an additional settlement charge of approximately $0.9 million and the related reimbursement of $0.9 million from our general liability and professional liability insurance. The charge and reimbursement was recognized in general and administrative expenses in our Consolidated Statements of Operations and Comprehensive Income (loss) for the year ended December 31, 2006. The liability is carried in accounts payable and accrued liabilities and the reimbursement is included in other receivables at December 31, 2006. The funding of the settlement amount will occur upon the entry by the court of the order granting preliminary approval of the stipulation of settlement, which is currently anticipated to occur during the first quarter of 2007.

In addition, in connection with our acquisition of the LCDC facility, certain amounts were placed in escrow to offset any undisclosed liability relating to such acquisition. We have given notice to the prior owner of LCDC that we will seek to recover from the escrow any losses we may incur as a result of this litigation.

Alexander Youth Service Center

In April 2006, we were sued in an action styled as Juana Michelle Brown, Administratrix of the Estate of Lakeisha Shantrail Brown, Deceased, v. Cornell Interventions, Inc. et al., No. 4-06 CV00000434, in the United States District Court for the Eastern District of Arkansas.  The lawsuit alleged that we violated the rights of Lakeisha Shantrail Brown, the deceased daughter of Juana Michelle Brown, under the U.S. Constitution and the laws of the State of Arkansas by denying Ms. Brown medical treatment that caused her death and sought unspecified actual and punitive damages.  In September 2006, the plaintiff filed, and the court granted, an order for voluntary dismissal without prejudice.  The lawsuit was refiled in December 2006 as Juana Michelle Brown, Administratrix of the Estate of Lakeisha Shantrail Brown, Deceased v.Cornell Interventions, Inc. et al., No. 4-06 CV1708, in the United States District Court for the Eastern District of Arkansas.  We are unable to estimate our financial exposure relating to this lawsuit. We believe our insurance coverage is adequate to cover any potential damages relating to this action. We intend to vigorously defend this matter; however, the ultimate outcome of such a lawsuit cannot be determined at this time.

Southern Peaks Regional Treatment Center

In January 2004, we initiated legal proceedings in the lawsuit styled Cornell Corrections of California, Inc. v. Longboat Global Advisors, LLC, et al., No. 2004 CV79761 in the Superior Court of Fulton County, Georgia under theories of fraud, conversion, breach of contract and other theories to determine the location of and to recover funds that we previously deposited into what we believed to be an escrow account in connection with the development and construction of the Southern Peaks Regional Treatment Center. Of the funds previously deposited, approximately $5.3 million remains to be recovered at December 31, 2006. In December 2004, the jury awarded us approximately $6.5 million in compensatory damages and approximately $1.4 million in punitive damages, plus attorneys’ fees. The actual damages portion of the award under the final Judgment and Decree (“Judgment”) entered on December 20, 2006 was adjusted downward to the $5.4 million actually lost by us. The award for compensatory damages accrues pre-judgment interest at a rate of 7 percent from the date of loss through the date of judgment. Following the jury verdicts, we collected approximately $0.4 million in January 2005 in funds which had been previously frozen under a temporary restraining order issued at the time that we commenced this litigation. Currently, one of the defendants has filed an appeal of the Judgment. Due to the continued uncertainty surrounding the ultimate recovery of the funds previously deposited, we recorded an additional reserve in the amount of approximately $0.3 million during the quarter ended December 31, 2006. We will continue to maintain our existing reserve of approximately $5.3 million in an allowance for doubtful accounts against the corresponding balance as carried in other receivables at December 31, 2006.

Shareholder Lawsuits

In March and April 2002, Cornell, Steven W. Logan (our former President and Chief Executive Officer), and John L. Hendrix (our former Chief Financial Officer), were named as defendants in four federal putative class action lawsuits styled as follows: (1) Graydon Williams, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc, et al., No. H-02-0866, in the United States District Court for the Southern District of Texas, Houston Division; (2) Richard Picard, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1075, in the United States District Court for the Southern District of Texas, Houston Division; (3) Louis A. Daly, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1522, in the United States District Court for the Southern District of Texas, Houston Division, and (4) Anthony J. Scolaro, On Behalf of Himself and All Others Similarly Situated v. Cornell Companies, Inc., et al., No. H-02-1567, in the United States District Court for the Southern District of Texas, Houston Division. The aforementioned lawsuits were putative class action lawsuits brought on behalf of all purchasers of our common stock between March 6, 2001 and March 5, 2002 and relate to our restatement in 2002 of certain financial statements. The lawsuits involved disclosures made concerning two prior transactions executed by us: the August 2001 sale leaseback transaction and the 2000 synthetic lease transaction. These four lawsuits were consolidated into the Graydon Williams action and Flyline Partners, LP was appointed lead plaintiff. As a result, a consolidated complaint was filed by Flyline Partners, LP. Richard Picard and Anthony Scolaro were also named as plaintiffs. Since then, the court allowed plaintiffs to file an amended consolidated complaint. The amended consolidated complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under Section 10(b) of the Exchange Act, Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933 (the “Securities Act”) and/or Section 15 of the Securities Act. The amended consolidated complaint seeks, among other things, restitution damages, compensatory damages, rescission or a rescissory measure of damages, costs, expenses, attorneys’ fees and expert fees. In February 2006, the court approved the settlement of this matter. Under the settlement agreement, Cornell has not admitted any wrongdoing. Settlement in the amount of $7.0 million was funded through our directors’ and officers’ liability insurance. During the fourth quarter of 2005, we recorded the settlement charge of $7.0 million and the related reimbursement of $7.0 million from our director’s and officer’s liability insurance. The charge and reimbursement were recognized in general and administrative expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2005. The liability was carried in accounts payable and accrued liabilities and the reimbursement was included in other receivables at December 31, 2005. The reimbursement was funded by the insurance carrier in 2005 into a trust account and funds were disbursed from the trust account to plaintiffs’ counsel’s escrow account upon court approval of the settlement in February 2006.

In March 2002, Cornell, its directors, and its former independent auditor Arthur Andersen LLP, were sued in a derivative action styled as William Williams, Derivatively and on Behalf of Nominal Defendant Cornell Companies, Inc. v. Anthony R. Chase, et al., No. 2002-15614, in the 127th Judicial District Court of Harris County, Texas. The lawsuit related to our restatement in 2002 of certain financial statements. The lawsuit alleged breaches of fiduciary duty by all of the individual defendants and asserted breach of contract and professional negligence claims only against Arthur Andersen LLP. This lawsuit has been dismissed without prejudice by agreement. In January 2004, we received a letter from William Williams, the plaintiff in the William Williams action discussed above, demanding that we pursue breach of fiduciary duty claims against various officers and directors based on the August 2001 sale leaseback transaction and the subsequent restatement. We have issued a preliminary response to the letter indicating that the Board will consider the request and inform Mr. Williams of its decision. In May and September 2002, the Company and our then directors were sued in three other derivative lawsuits styled as follows: (1) Juan Guitierrez, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1812, in the United Stated District Court for the Southern District of Texas, Houston Division; (2) Thomas Pagano, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. H-02-1896, in the United Stated District Court for the Southern District of Texas, Houston Division; and (3) Jesse Menning, Derivatively on Behalf of Cornell Companies, Inc. v. Steven W. Logan, et. al., No. 2002-28924, in the 164th Judicial District Court of Harris County, Texas. These lawsuits relate to our restatement in 2002 of certain financial statements. These lawsuits all allege breaches of fiduciary duty and waste of corporate assets by all of the defendants. A motion to dismiss the Guitierrez and Pagano lawsuits was filed. The court dismissed the Pagano action as duplicative of the Guitierrez action. The court granted the motion to dismiss the Guitierrez action and the plaintiffs have appealed that ruling. The Menning action has been dismissed, but with an agreement that the plaintiff’s claims as to Cornell are tolled until 30 days following the final resolution of the Guitierrez case, including any appeals. The plaintiffs in these cases have not quantified their claim of damages. In December 2006, we agreed to a proposed stipulation of settlement which, subject to the approval of the court, will resolve this action.  The settlement terms included reimbursement of up to $0.15 million of plaintiff’s legal expenses (to be funded through our director’s and officer’s liability insurance) as well as the implementation of certain corporate governance enhancements (which the Company had implemented prior to the agreement). The settlement was approved by the court in February 2007.  We have not recorded any loss accruals related to these claims.

On October 19, 2006, a purported class action complaint was filed in the District Court of Harris County, Texas, 269th Judicial District (No. 2006-67413) by Ted Kinbergy, an alleged stockholder of Cornell. The complaint names as defendants Cornell and each member of our board of directors as well as Veritas Capital Fund III, L.P. (“Veritas”). The complaint is a purported class action that alleges, among other things, that (i) the defendants have breached fiduciary duties they assertedly owed to our stockholders in connection with our entering into the Agreement and Plan of Merger, dated as of October 6, 2006, with Veritas, Cornell Holding Corp., and CCI Acquisition Corp., and (ii) the merger consideration is unfair and inadequate. The plaintiffs sought, among other things, an injunction against the consummation of the merger. The proposed merger was rejected at a special meeting of our stockholders held on January 23, 2007. We believe that the lawsuit is without merit and intend to defend ourselves vigorously.

We hold insurance policies to cover potential director and officer liability, some of which may limit our cash outflows in the event of a decision adverse to us in the matters discussed above. However, if an adverse decision in these matters exceeds the insurance coverage or if the insurance coverage is deemed not to apply to these matters, it could have a material adverse effect on us, our financial condition, results of operations and future cash flows.

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

During the period from August 2000 through May 2003, our general liability and professional liability coverage was provided by Specialty Surplus Insurance Company, a Kemper Insurance Company (Kemper) group member. In June 2004, the Illinois Department of Insurance gave Kemper permission to proceed with a run-off plan it had previously submitted. The three-year plan is designed to help Kemper meet its goal of resolving, to the maximum extent possible, all valid policyholder claims. In view of the risks and uncertainties involved in implementing the plan, including the need to achieve significant policy buybacks, commutation of reinsurance agreements, and further agreements with regulators, the plan may not be successfully implemented by Kemper. In the year ended December 31, 2004, we accrued a provision of $0.6 million, and estimated our range of additional exposure to be approximately $0.5 million with respect to outstanding claims incurred during this policy period with Kemper which would become our obligation to resolve if not settled through Kemper. During the year ended December 31, 2005, Kemper continued to implement its run-off plan. As a result, several of our significant claims were settled by Kemper during 2005. In conjunction with these settlements, we recorded a charge against our existing accrual in the amount of $0.3 million. Based on our analysis of the claims activity during the third quarter of 2005, we felt it necessary to accrue an additional provision in the amount of approximately $0.2 million during the third quarter of 2005. Additional significant claims continued to be settled by Kemper during the second half of 2006. As a result, we have released reserves of approximately $0.4 million during the quarter ended December 31, 2006. At December 31, 2006, we do not believe there is significant exposure above our existing $0.1 million accrual for those outstanding claims which could become our obligation to resolve if not settled through Kemper.

While the outcome of such matters cannot be predicated with certainty, based on the information known to date, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial condition, operating results or cash flows.

13.  STOCKHOLDERS’ EQUITY

Stockholder Rights Plan

Our Board of Directors terminated Cornell’s stockholder rights plan in July 2005.

Preferred Stock

Preferred stock may be issued from time to time by our Board of Directors, which is responsible for determining the voting, dividend, redemption, conversion and liquidation features of any preferred stock.

Options and Warrants

Under our 2000 Broad-Based Employee Plan (2000 Plan) we may grant non-qualified stock options to our employees, directors and eligible consultants for up to the greater of 400,000 shares or 4% of the aggregate number of shares of common stock issued and outstanding immediately after grant of any option under the 2000 Plan. The 2000 Plan options vest up to five years and expire ten years from the grant date. Under our 1996 Stock Option Plan, as amended and restated in April 1998 (1996 Plan) we may grant non-qualified and incentive stock options for up to the greater of 1,932,119 shares or 15.0% of the aggregate number of shares of common stock outstanding. The 1996 Plan options vest up to seven years and expire seven to ten years from the grant date. The Compensation Committee of the Board of Directors, which consists entirely of independent directors, is responsible for determining the exercise price and vesting terms for the granted options. The 1996 Plan and 2000 Plan option exercise prices can be no less than the market price of our common stock on the date of grant.

In conjunction with the issuance of our Subordinated Notes in July 2000, we issued warrants to purchase 290,370 shares of the common stock at an exercise price of $6.70. We recognized the fair value of these warrants of $1.1 million as additional paid-in capital. The warrants may only be exercised by payment of the exercise price in cash to us, by cancellation of an amount of warrants equal to the fair market value of the exercise price, or by the cancellation of our indebtedness owed to the warrant holder. During 2001, 168,292 shares of our common stock were issued in conjunction with the exercise and cancellation of 217,778 warrants. At December 31, 2006 and 2005, 72,592 warrants remained outstanding.

For a summary of the status of our various option plans at December 31, 2006, see Note 2 to the consolidated financial statements.

Treasury Stock

We did not repurchase any of our common stock in the year ended December 31, 2006 and 2005. During the year ended December 31, 2004, we repurchased in the open market 10,000 shares of our common stock under a share repurchase program at an aggregate cost of $0.1 million. Under the terms of our Senior Notes and our Credit Facility, we can purchase shares of our stock subject to certain cumulative restrictions.

Employee Stock Purchase Plan

We have an employee stock purchase plan under which employees can make contributions to purchase our common stock. Participation in the plan is elected annually by employees. The plan year begins each January 1st (the “Grant Date”) and ends on December 31st (the “Exercise Date”). Purchases of common stock are made at the end of the year using the lower of the fair market value on either the Grant Date or Exercise Date, less a 15.0% discount. For the years ended December 31, 2006, 2005 and 2004, employee contributions of approximately $0.3 million, $0.4 million and $0.3 million were used to purchase 22,593, 30,553 and 40,213 shares, respectively, of our common stock.

2006 Equity Incentive Plan

Our stockholders approved the establishment of the 2006 Equity Incentive Plan (2006 Plan) at our 2006 annual meeting. The purpose of the 2006 Plan is to promote the interests of the Company and its stockholders by (i) attracting and retaining employees, directors, and consultants of the Company and its affiliates, (ii) motivating such individuals by means of performance-related incentives to achieve longer-range performance goals, and (iii) enabling such individuals to participate in the long-term growth and financial success of the Company. At the discretion of the Compensation Committee, any employee, director, or consultant of the Company or its affiliates may be granted an award under the 2006 Plan. The Compensation Committee administers the 2006 Plan.

A total of 1,400,000 shares of common stock are authorized for issuance under the 2006 Plan, all of which may be issued pursuant to incentive stock options. These shares of common stock will be in a “fungible pool” with shares subject to restricted stock, stock compensation and other stock-based awards counted against this limit as two (2) shares for every one (1) share granted and any shares subject to any other type of award to be counted against this limit as one (1) share for every one (1) share granted. Stock options (both non-qualified stock options and incentive stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, stock compensation and other stock-based awards may be granted under the 2006 Plan.

In the event of a Change of Control, as defined in the 2006 Plan, any outstanding stock option, stock appreciation right, non-performance based restricted stock or restricted stock unit award, and performance based restricted stock, restricted stock units, performance share or performance unit award (unless otherwise provided in the performance award agreement) will automatically vest. Upon a Change of Control, the Board of Directors may also take any one or more of the following actions: (i) provide for the purchase of any outstanding awards by the Company; (ii) make adjustments to any outstanding awards; or (iii) allow for the assumption or substitution of outstanding awards by the acquiring or surviving corporation. No awards have been made to any individual under the 2006 Plan as of December 31, 2006.

Deferred Bonus Plan

We have a deferred bonus plan for certain employees. Pursuant to the plan at its inception, approximately $4.7 million was deposited on behalf of individual participants into a rabbi trust account, which included approximately $3.6 million in cash and $1.1 million in our treasury stock. The treasury stock portion of the rabbi trust remained as treasury stock, while the participants were able to give investment directions to the trustee as to the cash portion, subject to certain limitations. The investments of the rabbi trust represented our assets and were included in our accompanying Consolidated Balance Sheets based on the nature of the assets held. Assets placed into the rabbi trust are irrevocable; therefore, they are restricted as to our use under the terms of the trust and the deferred bonus plan. Remaining assets held in the rabbi trust were distributed in full upon final vesting of the trust in 2006.

The plan generally vested 100.0% upon the achievement of an aggregate amount of monthly credits (based on a fixed monthly earnings milestone) which occurred at the end of five years beginning October 1, 2001. Based on the expected earnings period, compensation expense and the related compensation liability for the aggregate plan value were recognized over five years. To the extent the vesting was extended or accelerated based on the achievement of the financial milestones, recognition of compensation expense would be adjusted on a prospective basis. In the event of a change of control (as defined in the plan), the amounts in each participants account would be paid to the participant in a lump sum. For the years ended December 31, 2005 and 2004, we expensed approximately $0.4 million and $0.07 million, respectively, under the deferred bonus plan. There was no expense related to the plan in the year ended December 31, 2006.

While periodic gains on the value of each participant’s investments held in the rabbi trust were recorded currently in income, an equal amount of compensation expense and related compensation liability was recorded, since participants were fully vested in such gains. Periodic losses incurred by participants in their invested balances were recorded as incurred. Such losses in excess of a participant’s recorded compensation expense were guaranteed by the participants with a full-recourse obligation to us. These guarantees function to offset the loss on investments to the extent the obligations were not reserved for collectibility by us.

Amounts held in treasury stock were recorded at cost. An equal amount was established as deferred compensation and additional paid-in capital in our Consolidated Statements of Stockholders’ Equity. The balance in the deferred bonus plan was amortized to compensation expense over the expected vesting period of five years.

14.  DERIVATIVE FINANCIAL INSTRUMENTS AND GUARANTEES

Debt Service Reserve Fund and Debt Service Fund

In August 2001, MCF completed a bond offering to finance the 2001 Sale and Leaseback Transaction (in which we sold eleven facilities (as identified in Item 1 of this report) to MCF). In connection with this bond offering, two reserve fund accounts were established by MCF pursuant to the terms of the indenture: (1) MCF’s Debt Service Reserve Fund, aggregating $23.8 million at December 31, 2006, was established to make payments on MCF’s outstanding bonds in the event we (as lessee) should fail to make the scheduled rental payments to MCF and (2) MCF’s Debt Service Fund, aggregating $23.0 million at December 31, 2006, was established to accumulate the monthly lease payments that MCF receives from us until such funds are used to pay MCF’s semi-annual bond interest and annual bond principal payments. Both reserve fund accounts are subject to the agreements with the MCF Equity Investors whereby guaranteed rates of return of 3.0% and 5.08%, respectively, are provided for in the balance of the Debt Service Reserve Fund and the Debt Service Fund. The guaranteed rates of return are characterized as cash flow hedge derivative instruments. At inception, the derivatives had an aggregate fair value of $4.0 million, which has been recorded as a decrease to the equity investment in MCF made by the MCF Equity Investors (MCF minority interest) and as a liability in our Consolidated Balance Sheets. Changes in the fair value of the derivative instruments are recorded as an adjustment to other long-term liabilities and reported as other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Income (Loss). At December 31, 2006, the fair value of these derivative instruments was approximately $3.2 million. As a result, our Consolidated Statements of Operations and Comprehensive Income (Loss) include accumulated other comprehensive income (loss) of approximately ($0.1), ($1.1) million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. The ($1.1) million net unrealized loss reported in comprehensive income (loss) for the year ended December 31, 2005 includes an adjustment of $0.6 million for the cumulative tax effect of changes in fair value during the years ended December 31, 2002 and 2003. This adjustment decreased accumulated other comprehensive income and increased deferred tax liabilities in our Consolidated Balance Sheet as of December 31, 2005.

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

15.  RELATED PERSON TRANSACTIONS

One of our former directors is a partner in a law firm that provides legal services to us.  Legal fees paid to this law firm were approximately $0.1 million, $0.9 million and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In September 1999, we entered into a consulting agreement with Cornell’s founder, who was a director of Cornell through October 2003.  Services rendered under the consulting agreement included serving as a director of Cornell over the initial four years of the term of the agreement, and assisting in such areas as the development of new business, acquisitions, financings and executive management assimilation.  As compensation for consulting services, we agreed to an annual payment of at least $255,000 for each of the first four years of the seven-year initial term of the consulting agreement with an annual payment of at least $180,000 for each of the last three years of the initial term. As additional compensation, we agreed to an annual bonus, subject to certain limitations, equal to $75,000 during the first four years of the initial term and an annual bonus of $60,000 during the last three years of the initial term. The initial term concluded in 2006 and the final bonus payment of $60,000 was paid.  The agreement was not renewed.

We also entered into a non-compete agreement with Cornell’s founder.  The non-compete agreement has a term of 10 years and required us to pay a monthly fee of $10,000 for the seven-year initial term of the consulting agreement.  We capitalize the monthly payments and amortize the amounts over the 10-year term of the non-compete agreement. We recognized amortization expense related to this agreement of approximately $84,000 for each of the years ended December 31, 2006, 2005 and 2004.

We maintain a life insurance policy for Cornell’s founder and made payments related to this policy of approximately $0.2 million for each of the years ended December 31, 2006, 2005 and 2004.

Total payments made for the consulting and insurance premiums, as described above, for Cornell’s founder were approximately $0.5 million, $0.9 million and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

We entered into a consulting agreement with a former director which expires in December 2008.  Services rendered under this agreement include research and analysis for various topics including data collection, support and training for program development; performance-based contractual requirements and performance-improvement processes, accreditations and regulatory requirements.  Total payments under this agreement, which has a termination fee incorporated for a termination prior to maturity, totaled $0.3 million for each of the years ended December 31, 2006 and 2005.  The termination fee at December 2006 was $0.2 million.

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

	Year Ended December 31,
	2006	2005	2004

Revenue:
Adult secure institutional	$178,795	$128,440	$114,819
Juvenile	115,765	119,006	113,821
Adult community-based	66,295	63,329	48,550
Total revenue	$360,855	$310,775	$277,190

Pre-opening and start-up expenses:
Adult secure institutional	$2,657	$7,213	$4,971
Juvenile	—	1,804	3,790
Adult community-based	—	—	42
Total pre-opening and start-up expenses	$2,657	$9,017	$8,803

Impairment of long-lived assets:
Adult secure institutional	$—	$—	$—
Juvenile	—	—	9,300
Adult community-based	355	—	—
Total impairment of long-lived assets	$355	$—	$9,300

Depreciation and amortization:
Adult secure institutional	$8,008	$6,324	$4,967
Juvenile	3,118	3,299	3,276
Adult community-based	1,892	2,098	1,788
Amortization of intangibles	2,243	2,094	1,365
Corporate and other	1,024	1,385	1,791
Total depreciation and amortization	$16,285	$15,200	$13,187

Income from operations:
Adult secure institutional	$44,849	$26,186	$24,911
Juvenile	12,574	13,672	3,811
Adult community-based	12,362	11,874	9,177
Subtotal	69,785	51,732	37,899
General and administrative expenses	(21,720)	(20,387)	(20,284)
Amortization of intangibles	(2,243)	(2,094)	(1,364)
Corporate and other	(1,024)	(1,385)	(1,792)
Total income from operations	$44,798	$27,866	$14,459

Loss on discontinued operations, net of tax
Adult secure institutional	$—	$—	$—
Juvenile	(706)	(3,560)	(2,856)
Adult community-based	(1)	(62)	423
Total loss on discontinued operations, net of tax	$(707)	$(3,622)	$(2,433)

Capital expenditures:
Adult secure institutional	$9,811	$48,558	$17,456
Juvenile	1,182	473	14,790
Adult community-based	749	1,358	6,703
Corporate and other	575	739	1,294
Total assets	$12,317	$51,128	$40,243

Assets:
Adult secure institutional	$233,670	$213,107	$172,793
Juvenile	100,366	106,457	123,890
Adult community-based	63,105	67,298	62,984
Intangible assets, net	19,265	21,666	14,747
Corporate and other	107,127	102,100	133,217
Total assets	$523,533	$510,628	$507,631

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

Condensed Consolidating Balance Sheet as of December 31, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$18,083	$371	$75	$—	$18,529
Investment securities	11,925	—	—	—	11,925
Accounts receivable	2,661	73,448	365	—	76,474
Restricted assets	—	1,658	22,953	—	24,611
Prepaids and other	11,909	2,303	—	—	14,212
Total current assets	44,578	77,780	23,393	—	145,751
Property and equipment, net	108	173,916	150,419	(5,379)	319,064
Other assets:
Debt service reserve fund	—	—	23,801	—	23,801
Deferred costs and other	48,448	21,943	6,754	(42,228)	34,917
Investment in subsidiaries	27,427	2,237	—	(29,664)	—
Total assets	$120,561	275,876	$204,367	(77,271)	$523,533

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$46,791	$9,371	$5,577	$(1,576)	$60,163
Current portion of long-term debt	—	10	10,500	—	10,510
Total current liabilities	46,791	9,381	16,077	(1,576)	70,673
Long-term debt, net of current portion	109,934	37	145,500	—	255,471
Deferred tax liabilities	10,959	94	—	320	11,373
Other long-term liabilities	6,011	211	42,680	(44,450)	4,452
Intercompany	(234,698)	234,698	—	—	—
Total liabilities	(61,003)	244,421	204,257	(45,706)	341,969
Stockholders’ equity	181,564	31,455	110	(31,565)	181,564
Total liabilities and stockholders’ equity	$120,561	$275,876	$204,367	$(77,271)	$523,533

Condensed Consolidating Balance Sheet as of December 31, 2005 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$12,579	$1,114	$30	$—	$13,723
Investment securities	7,250	—	—	—	7,250
Accounts receivable	7,718	60,337	372	—	68,427
Restricted assets	—	2,633	19,586	—	22,219
Prepaids and other	11,828	2,337	—	—	14,165
Total current assets	39,375	66,421	19,988	—	125,784
Property and equipment, net	148	174,886	154,641	(5,814)	323,861
Other assets:
Debt service reserve fund	—	—	23,802	—	23,802
Deferred costs and other	41,926	23,861	8,772	(37,378)	37,181
Investment in subsidiaries	14,602	3,806	—	(18,408)	—
Total assets	$96,051	$268,974	$207,203	$(61,600)	$510,628

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$43,561	$11,920	$5,879	$(2,563)	$58,797
Current portion of long-term debt	—	1	9,700	—	9,701
Total current liabilities	43,561	11,921	15,579	(2,563)	68,498
Long-term debt, net of current portion	110,659	—	156,000	—	266,659
Deferred tax liabilities	8,076	(1,763)	—	395	6,708
Other long-term liabilities	5,490	108	35,640	(37,936)	3,302
Intercompany	(237,196)	237,196	—	—	—
Total liabilities	(69,410)	247,462	207,219	(40,104)	345,167
Stockholders’ equity	165,461	21,512	(16)	(21,496)	165,461
Total liabilities and stockholders’ equity	$96,051	$268,974	$207,203	$(61,600)	$510,628

Condensed Consolidating Statement of Operations for the year ended December 31, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$18,008	$408,832	$18,008	$(83,993)	$360,855
Operating expenses	23,498	335,160	33	(83,651)	275,040
Pre-opening and start-up expenses	—	2,657	—	—	2,657
Impairment of long-lived assets	—	355	—	—	355
Depreciation and amortization	—	12,499	4,222	(436)	16,285
General and administrative expenses	21,617	—	103	—	21,720
Income (loss) from operations	(27,107)	58,161	13,650	94	44,798
Overhead allocations	(40,432)	40,432	—	—	—
Interest, net	6,653	5,085	13,522	(2,190)	23,070
Equity earnings in subsidiaries	13,360	—	—	(13,360)	—
Income before provision for income taxes	20,032	12,644	128	(11,076)	21,728
Provision for income taxes	8,159	—	—	989	9,148
Income from continuing operations	11,873	12,644	128	(12,065)	12,580
Discontinued operations, net of income tax benefit of $381	—	(707)	—	—	(707)
Net income	$11,873	$11,937	$128	$(12,065)	$11,873

Condensed Consolidating Statement of Operations for the year ended December 31, 2005 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$18,014	$349,497	$18,008	$(74,744)	$310,775
Operating expenses	16,794	295,860	56	(74,405)	238,305
Pre-opening and start-up expenses	—	9,017	—	—	9,017
Depreciation and amortization	—	11,409	4,222	(431)	15,200
General and administrative expenses	20,312	—	75	—	20,387
Income (loss) from operations	(19,092)	33,211	13,655	92	27,866
Overhead allocations	(27,920)	27,920	—	—	—
Interest, net	2,771	5,089	13,814	49	21,723
Equity earnings in subsidiaries	(3,491)	—	—	3,491	—
Income (loss) before provision for income taxes	2,566	202	(159)	3,534	6,143
Provision for income taxes	2,260	—	—	(45)	2,215
Income (loss) from continuing operations	306	202	(159)	3,579	3,928
Discontinued operations, net of income tax benefit of $1,950	—	(3,622)	—	—	(3,622)
Net income (loss)	$306	$(3,420)	$(159)	$3,579	$306

Condensed Consolidating Statement of Operations for the year ended December 31, 2004 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$18,272	$312,924	$18,008	$(72,014)	$277,190
Operating expenses	24,480	257,774	52	(71,149)	211,157
Pre-opening and start-up expenses	—	8,803	—	—	8,803
Impairment of long-lived assets	—	9,300	—	—	9,300
Depreciation and amortization	84	9,189	4,222	(308)	13,187
General and administrative expenses	20,209	—	75	—	20,284
Income (loss) from operations	(26,501)	27,858	13,659	(557)	14,459
Overhead allocations	(33,851)	33,851	—	—	—
Interest, net	(304)	5,974	14,641	43	20,354
Loss on extinguishment of debt	—	2,361	—	—	2,361
Equity earnings in subsidiaries	(18,328)	—	—	18,328	—
Loss before provision (benefit) for income taxes	(10,674)	(14,328)	(982)	17,728	(8,256)
Provision (benefit) for income taxes	(3,241)	423	—	(438)	(3,256)
Loss from continuing operations	(7,433)	(14,751)	(982)	18,166	(5,000)
Discontinued operations, net of income tax benefit of $1,589	—	(2,433)	—	—	(2,433)
Net loss	$(7,433)	$(17,184)	$(982)	$18,166	$(7,433)

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated

Cash flows from operating activities:
Net cash provided by operating activities	$7,859	$8,693	$13,112	$29,664

Cash flows from investing activities:
Capital expenditures	—	(12,317)	—	(12,317)
Purchases of investment securities	(427,600)	—	—	(427,600)
Sales of investment securities	422,925	—	—	422,925
Payments to restricted debt payment account, net	—	—	(3,367)	(3,367)
Proceeds from sale of fixed assets	—	2,892	—	2,892
Net cash used in investing activities	(4,675)	(9,425)	(3,367)	(17,467)

Cash flows from financing activities:
Payments of MCF bonds	—	—	(9,700)	(9,700)
Tax benefit of stock option exercises	224	—	—	224
Payments on capital lease obligations	—	(11)	—	(11)
Proceeds from exercise of stock options	2,096	—	—	2,096
Net cash (used in) provided by financing activities	2,320	(11)	(9,700)	(7,391)

Net increase (decrease) in cash and cash equivalents	5,504	(743)	45	4,806

Cash and cash equivalents at beginning of period	12,579	1,114	30	13,723

Cash and cash equivalents at end of period	$18,083	$371	$75	$18,529

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2005 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(34,642)	$51,475	$11,435	$28,268

Cash flows from investing activities:
Capital expenditures	—	(51,128)	—	(51,128)
Acquisition of a business	(9,064)	—	—	(9,064)
Purchases of investment securities	(1,022,295)	—	—	(1,022,295)
Sales of investment securities	1,066,785	—	—	1,066,785
Payments to restricted debt payment account, net	—	—	(2,445)	(2,445)
Proceeds from sale of fixed assets	—	647	—	647
Net cash provided by (used in) investing activities	35,426	(50,481)	(2,445)	(17,500)

Cash flows from financing activities:
Payments of MCF bonds	—	—	(9,000)	(9,000)
Payments of acquired debt	(1,905)	—	—	(1,905)
Payments on capital lease obligations	—	(176)	—	(176)
Proceeds from exercise of stock options and warrants	4,141	—	—	4,141
Net cash (used in) provided by financing activities	2,236	(176)	(9,000)	(6,940)

Net increase (decrease) in cash and cash equivalents	3,020	818	(10)	3,828

Cash and cash equivalents at beginning of period	9,559	296	40	9,895

Cash and cash equivalents at end of period	$12,579	$1,114	$30	$13,723

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2004 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(87,701)	$89,046	$10,748	$12,093

Cash flows from investing activities:
Capital expenditures	—	(40,243)	—	(40,243)
Purchase of investment securities	(471,410)	—	—	(471,410)
Sales of investment securities	419,670	—	—	419,670
Purchase of facility management contract	—	(3,000)	—	(3,000)
Refund from restricted escrow arrangement	5,000	—	—	5,000
BOP claim reimbursement	—	5,566	—	5,566
Payments to restricted debt payment account, net	—	—	(2,463)	(2,463)
Proceeds from sale of fixed assets	—	1,137	—	1,137
Net cash used in investing activities	(46,740)	(36,540)	(2,463)	(85,743)

Cash flows from financing activities:
Proceeds from long-term debt and line of credit	69,000	—	—	69,000
Payments on line of credit	(71,000)	—	—	(71,000)
Payments on synthetic lease	—	(52,499)	—	(52,499)
Proceeds from Senior Notes, net of discount	110,527	—	—	110,527
Payments on MCF Bonds	—	—	(8,300)	(8,300)
Payment for debt issuance and other financing costs	(6,076)	—	—	(6,076)
Payments on capital lease obligations	(7)	—	—	(7)
Proceeds from exercise of stock options	1,844	—	—	1,844
Purchases of treasury stock	(115)	—	—	(115)
Net cash provided by (used in) financing activities	104,173	(52,499)	(8,300)	43,374

Net (decrease) increase in cash and cash equivalents	(30,268)	7	(15)	(30,276)

Cash and cash equivalents at beginning of period	39,827	289	55	40,171

Cash and cash equivalents at end of period	$9,559	$296	$40	$9,895

17.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
(in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2006:
Revenues	$83,847	$90,497	$92,383	$94,128	$360,855
Income from continuing operations	1,210	4,063	2,584	4,723	12,580
Discontinued operations, net of tax	(526)	(182)	—	—	(707)
Net income	684	3,881	2,584	4,723 (1)	11,873

Earnings per share:
Basic -
Income from continuing operations	$0.09	$0.29	$0.19	$0.33	$0.90
Discontinued operations, net of tax	$(0.04)	$(0.01)	$—	$—	$(0.05)
Net income	$0.05	$0.28	$0.19	$0.33	$0.85

Diluted -
Income from continuing operations	$0.09	$0.29	$0.18	$0.33	$0.89
Discontinued operations, net of tax	$(0.04)	$(0.01)	$—	$—	$(0.05)
Net income	$0.05	$0.28	$0.18	$0.33	$0.84

2005:
Revenues	$73,640	$78,502	$79,198	$79,435	$310,775
Income (loss) from continuing operations	(840)	1,371	1,556	1,841	3,928
Discontinued operations, net of tax	(1,433)	(1,682)	(279)	(228)	(3,622)
Net income (loss)	(2,273)	(311)	1,277	1,613	306

Earnings (loss) per share:
Basic -
Income (loss) from continuing operations	$(0.05)	$0.10	$0.11	$0.13	$0.29
Loss on discontinued operations, net of tax	$(0.11)	$(0.12)	$(0.02)	$(0.01)	$(0.27)
Net income (loss)	$(0.16)	$(0.02)	$0.09	$0.12	$0.02

Diluted -
Income (loss) from continuing operations	$(0.05)	$0.10	$0.11	$0.13	$0.29
Loss on discontinued operations, net of tax	$(0.11)	$(0.12)	$(0.02)	$(0.01)	$(0.27)
Net income (loss)	$(0.16)	$(0.02)	$0.09	$0.12	$0.02

2006 Balance Sheet Data:
Working capital	$56,206	$63,842	$61,865	$75,257	$75,078
Total assets	498,367	514,287	509,433	522,561	523,533
Long-term debt, net of current portion	264,948	263,852	255,472	255,471	255,471
Stockholders’ equity	167,624	172,411	176,618	180,596	181,564

2005 Balance Sheet Data:
Working capital	$103,643	$89,550	$63,603	$57,286	$57,286
Total assets	501,026	511,247	496,406	510,628	510,628
Long-term debt, net of current portion	276,893	279,752	267,416	266,659	266,659
Stockholders’ equity	159,088	159,622	163,243	165,461	165,461

(1)          Includes impairment charges of $0.4 million on long-lived assets for two of our adult community-based facilities.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information disclosed in our annual and periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, we designed these disclosure controls and procedures to ensure that this information is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), to allow timely decisions regarding required disclosures. SEC rules require that we disclose the conclusions of our CEO and CFO about the effectiveness of our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

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

Management’s Report on Internal Control Over Financial Reporting

See “Financial Statements and Supplementary Data—Management’s Report on Internal Control over Financial Reporting” in Item 8 of this report.

Report of the Registered Public Accounting Firm

See “Financial Statements and Supplementary Data—Report of Independent Registered Public Accounting Firm” in Item 8 of this report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Items 10, 11, 12, 13 and 14 of Part III have been omitted from this report because we will file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year, a definitive proxy statement or a Form 10-K/A. The information required by Items 10, 11, 12, 13 and 14 of this report, which will appear in the definitive proxy statement and /or the Form 10-K/A, is incorporated by reference into Part III of this report.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Schedules and Exhibits

	1.	Financial statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2006 and 2005
Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to consolidated financial statements
	2.	Financial statement schedules
All schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

	3.	Exhibits

Exhibit No.	Description	Incorporated by Reference
3.1	Restated Certificate of Incorporation of Cornell Companies, Inc.	1

3.2	Amended and Restated Bylaws of Cornell Companies, Inc.	18

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Cornell Companies, Inc.	14

4.1	Certificate representing Common Stock.	2

4.2	Registration Rights Agreement, dated March 31, 1994, as amended, among Cornell Corrections, Inc. and the stockholders listed on the signature pages thereto.	2

4.6	Indenture dated as of June 24, 2004 between Cornell Companies, Inc., the guarantors named therein and JPMorgan Chase Bank, as trustee.	21

4.7	Form of 10 3/4% Senior Note due 2012 (included in Exhibit 4.6).	21

9.1	Stock Transfer and Voting Agreement, dated November 23, 1994, between David M. Cornell and Jane B. Cornell.	2

10.1*	Cornell Corrections, Inc. Amended and Restated 1996 Stock Option Plan.	6

10.2*	Employment Agreement, dated as of September 9, 1997, between Abraxas Group, Inc. and Arlene R. Lissner.	3

10.3*	Covenant Not to Compete Agreement, dated September 9, 1997, by and between Cornell Corrections, Inc. and Arlene R. Lissner.	3

10.4	Form of Indemnification Agreement between Cornell Companies, Inc. and each of its directors and executive officers.	2

10.5	Stockholders Agreement among certain stockholders named therein dated September 15, 1997.	3

10.6	Professional Management Agreement, dated July 15, 1992, between Cornell Corrections, Inc. and Central Falls Detention Facility Corporation.	2

10.7	Operating Agreement by and between each of MidTex Detentions, Inc., the City of Big Spring, Texas and Cornell Corrections of Texas, Inc., dated July 1, 1996, and related Assignment and Assumption of Operating Agreement.	2

10.8	Contract between Cornell Corrections of California, Inc. and the California Department of Corrections (No. R92.132) for the Live Oak, California Facility, dated March 1, 1993, as	2

Exhibit No.	Description	Incorporated by Reference
	amended.

10.9	Asset Purchase Agreement, dated January 31, 1997, by and between Cornell Corrections of Texas, Inc. and Interventions Co.	4

10.10	Asset Purchase Agreement, dated August 14, 1997, by and between Cornell Corrections, Inc. and Abraxas Group, Inc., Foundation for Abraxas, Inc., Abraxas Foundation, Inc., Abraxas Foundation of Ohio and Abraxas, Inc.	3

10.11	Contract between Texas Alcoholism Foundation, Inc. and the Texas Department of Criminal Justice, Parole Division for the Reid Facility, dated January 31, 1996, as amended.	2

10.12	Form of Contract between Cornell Corrections of California and the Utah State Department of Human Services, Division of Youth Corrections for the Salt Lake City, Utah Juvenile Facility.	2

10.13	Asset Purchase Agreement, dated May 14, 1996, among Cornell Corrections of Texas, Inc., Texas Alcoholism Foundation, Inc. and the Texas House Foundation, Inc.	2

10.14	Asset Purchase Agreement, dated May 22, 1996, among Cornell Corrections of Texas Inc., the Company, Ed Davenport, Johnny Rutherford and MidTex Detentions, Inc.	2

10.15	Lease Agreement, dated August 1, 1987, between Cornell Corrections of California Inc. and Baker Housing Company for the Baker, California facility.	2

10.16	Lease Agreement between City of Big Spring, Texas and Ed Davenport, dated July 1, 1996, for the Interstate Unit and related Assignment and Assumption of Leases.	2

10.17	Secondary Sublease Agreement between City of Big Spring and Ed Davenport, dated July 1, 1996, for the Airpark Unit and related Assignment and Assumption of Leases.	2

10.18	Secondary Sublease Agreement between City of Big Spring and Ed Davenport, dated July 1, 1996, for the Flightline Unit and related Assignment and Assumption of Leases.	2

10.19	Stock Option Agreement between Cornell Corrections, Inc. and CEP II dated July 9, 1996.	2

10.20	Form of Option Agreement between Cornell Corrections, Inc. and the optionholder listed therein dated as of November 1, 1995.	9

10.21	Senior Note Agreement by and between Cornell Corrections, Inc. and the note purchasers dated July 15, 1998.	7

10.22	Asset Purchase Agreement, dated November 17, 1997, by and between Foresite Capital Facilities Corporation and the Hinton Economic Development Authority.	5

10.23	Amendment, dated December 10, 1997, to Asset Purchase Agreement dated as of November 17, 1997.	5

10.24	Amendment No. 2, dated January 6, 1998, to Asset Purchase Agreement dated as of November 17, 1997.	5

10.25	Assignment of Agreement of Purchase and Sale, dated January 5, 1998, by and between Foresite Capital Facilities Corporation and Cornell Corrections of Oklahoma, Inc.	5

10.26	Allvest Asset Purchase Agreement, dated June 20, 1998, by and between Cornell Corrections, Inc. and Allvest, Inc., St. John Investments, and William C. Weimar.	8

10.27*	Subordinated Bridge Loan Agreement by and between Cornell Corrections, Inc. and ING dated October 14, 1999.	10

10.28	Asset Purchase Agreement, dated May 10, 1999, by and among Cornell Corrections, Inc. and Interventions and IDDRS Foundation.	10

10.29	Extension of Asset Purchase Agreement, dated September 30, 1999, by and among Cornell Corrections, Inc. and Interventions and IDDRS Foundation.	10

10.30	Asset Purchase Agreement, dated May 10, 1999, by and among BHS Consulting Corp., its	10

Exhibit No.	Description	Incorporated by Reference
	shareholders and Cornell Corrections, Inc.

10.31	Extension of Asset Purchase Agreement, dated September 30, 1999, by and among BHS Consulting Corp., its shareholders and Cornell Corrections, Inc.	10

10.32	Amendment to Asset Purchase Agreement, dated November 12, 1999, by and among BHS Consulting Corp., its shareholders and Cornell Corrections, Inc.	10

10.33	Participation Agreement, dated November 23, 1999, among Cornell Corrections, Inc. and certain of its subsidiaries and Heller Financial Leasing, Inc.	11

10.34	Lease Agreement, dated November 23, 1999, between First Security Bank, National Association, and Cornell Corrections, Inc. and certain of its subsidiaries.	11

10.35	Lease Agreement, dated December 31, 1999, by and among Hinton Economic Development Authority, the Town of Hinton, Oklahoma, and Cornell Corrections of Oklahoma, Inc.	11

10.36*	Consulting Agreement, dated December 15, 1999, between Cornell Corrections, Inc. and David M. Cornell.	11

10.37*	Form of Severance Agreement executed by John Hendrix, Arlene Lissner, Thomas Jenkins, Thomas Rathjen, Patrick Perrin and Steven Logan.	11

10.38	Fourth Amended and Restated Credit Agreement, dated July 21, 2000, among Cornell Companies, Inc., certain subsidiaries of Cornell Companies, Inc., Atlantic Financial Group, Ltd., the Lenders and ING (U.S.) Capital LLC, as Administrative Agent.	12

10.39	Amended and Restated Master Agreement, dated July 21, 2000, among Cornell Companies, Inc., certain subsidiaries of Cornell Companies, Inc., Atlantic Financial Group, Ltd., the Lenders, ING (U.S.) Capital LLC, as Administrative Agent, Bank of America N.A., as Syndication Agent, and Suntrust Equitable Securities Corporation, as Documentation Agent.	12

10.40	Note and Equity Purchase Agreement, dated July 21, 2000, among Cornell Companies, Inc., American Capital Strategies, Ltd. and Teachers Insurance and Annuity Association of America.	12

10.41	Warrant issued by Cornell Companies, Inc. to American Capital Strategies, Ltd. dated July 21, 2000.	12

10.42	Warrant issued by Cornell Companies, Inc. to Teachers Insurance and Annuity Association of America, dated July 21, 2000.	12

10.43	Cornell Corrections, Inc. Employee Stock Purchase Plan.	13

10.44*	Cornell Companies, Inc. Deferred Compensation Plan.	13

10.45	Cornell Companies, Inc. 2000 Director Stock Plan.	14

10.46	Cornell Companies, Inc. 2000 Broad-Based Employee Plan.	15

10.47*	Cornell Companies, Inc. Deferred Bonus Plan.	20

10.48	Premises Transfer Agreement, dated August 14, 2001, among Cornell Company, Inc., Cornell Corrections of Georgia, L.P., Cornell Corrections of Oklahoma, Inc., Cornell Corrections of Texas, Inc., WBP Leasing, Inc., and Municipal Corrections Finance, L.P.	16

10.49	Master Lease Agreement (with addenda), dated August 14, 2001, between Municipal Corrections Finance, L.P. and Cornell Companies, Inc.	16

10.50	Master Lease Agreement dated December 3, 1998 between Atlantic Financial Group and WBP Leasing, Inc. and certain other subsidiaries of Cornell Corrections, Inc.	17

10.51	Amendment No. 1 to Credit Agreement dated January 31, 2001.	17

10.52	Amendment No. 2 to Credit Agreement and Amendment No. 1 to Master Agreement dated August 9, 2001.	17

Exhibit No.	Description	Incorporated by Reference
10.53	First Amendment to Note and Equity Purchase Agreement dated August 9, 2001.	17

10.54	Registration Rights Agreement dated as of June 24, 2004 between Cornell Companies, Inc, the guarantors named therein and the Initial Purchasers	21

10.54	Credit Agreement, dated June 24, 2004, among Cornell Companies, Inc., as Borrower, such subsidiaries of the Borrower as named therein, JPMorgan Chase Bank, as Administrative Agent, and such other lenders as named therein.	21

10.55	Negative Pledge Agreement dated as of June 24, 2004 among Cornell Companies, Inc., as Borrower, such subsidiaries of the Borrower as named therein, as Pledgor(s), and JPMorgan Chase Bank, as Administrative Agent for a syndicate of lenders.	21

10.56	Guarantee dated as of June 24, 2004 by such subsidiaries of Cornell Companies, Inc. named therein and accepted and agreed by JPMorgan Chase Bank, as Administrative Agent for a syndicate of lenders.	21

10.57*	Employment Agreement, dated March 14, 2005, between Cornell Companies, Inc. and James E. Hyman.	22

10.58*	Restricted Stock Agreement, dated March 14, 2005, between Cornell Companies, Inc. and James E. Hyman.	22

10.59*	Employment/Separation Agreement, dated March 9, 2005, between Cornell Companies, Inc. and John R. Nieser.	22

10.60*	Summary description of oral agreement, dated March 9, 2005, between Cornell Companies, Inc. and Harry J. Phillips, Jr.	22

10.61*	Release of Claims, Covenant Not to Sue, and Older Workers Act Waiver, dated March 21, 2005, between Cornell Companies, Inc. and Thomas R. Jenkins.	23

10.62*	Release of Claims, Covenant Not to Sue, and Older Workers Act Waiver, dated March 21, 2005, between Cornell Companies, Inc. and Paul B. Doucette.	23

10.63*	Release of Claims, Covenant Not to Sue, dated April 12, 2005, between Cornell Companies, Inc. and Luis A. Collazo.	24

10.64*	Independent Contractor Agreement, effective June 6, 2005, between Cornell Companies, Inc. and Luis A. Collazo.	24

10.65*	Release of Claims, Covenant Not to Sue, and Older Workers Act Waiver, dated April 25, 2005, between Cornell Companies, Inc. and John C. Godlesky.	25

10.66*	Independent Contractor Agreement effective, July 1, 2005, between Cornell Companies, Inc. and John C. Godlesky.	25

10.67	Letter Agreement, dated May 17, 2005 (but effective as of May 18, 2005), between Cornell Companies, Inc. and Pirate Capital LLC.	26

10.68*	Summary description of employment agreement, dated November 28, 2005, between Cornell Companies, Inc. and Mark S. Croft.	27

10.69*	Severance Agreement, dated November 28, 2005, between Cornell Companies, Inc. and Mark S. Croft.	28

10.70	Amendment to Severance Agreement, dated August 9, 2006, between Cornell Companies, Inc. and Mark S. Croft.	29

10.71	Cornell Companies, Inc. 2006 Equity Incentive Plan	30

21.1	List of Subsidiaries.	**

23.1	Consent of PricewaterhouseCoopers LLP.	**

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K).	**

Exhibit No.	Description	Incorporated by Reference
31.1	Section 302 Certification of Chief Executive Officer.	**

31.2	Section 302 Certification of Chief Financial Officer.	**

32.1	Section 906 Certification of Chief Executive Officer.	**

32.2	Section 906 Certification of Chief Financial Officer.	**

99.1	Letter Agreement, dated September 5, 2001, as amended, between Cornell Companies, Inc. and Lehman Brothers, Inc.	19

  (1)  Annual Report on Form 10-K for the year ended December 31, 1996.

  (2)  Registration Statement on Form S-1 (Registration No. 333-08243).

  (3)  Registration Statement on Form S-1 (Registration No. 333-35807).

  (4)  Current Report on Form 8-K dated January 31, 1997.

  (5)  Current Report on Form 8-K dated January 6, 1998.

  (6)  Definitive Proxy Statement dated March 9, 1998.

  (7)  Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

  (8)  Current Report on Form 8-K dated August 13, 1998.

  (9)  Annual Report on Form 10-K for the year ended December 31, 1998.

(10)  Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(11)  Annual Report on Form 10-K for the year ended December 31, 1999.

(12)  Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(13)  Registration Statement on Form S-8 (Registration No. 333-80187).

(14)  Registration Statement on Form S-8 (Registration No. 333-42444).

(15)  Registration Statement on Form S-8 (Registration No. 333-52236).

(16)  Current Report on Form 8-K dated August 14, 2001.

(17)  Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(18)  Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(19)  Annual Report on Form 10-K for the year ended December 31, 2001.

(20)  Annual Report on Form 10-K for the year ended December 31, 2002.

(21)  Current Report on Form 8-K dated June 25, 2004.

(22)  Current Report on Form 8-K dated March 15, 2005.

(23)  Current Report on Form 8-K dated March 24, 2005.

(24)  Current Report on Form 8-K dated April 18, 2005.

(25)  Current Report on Form 8-K dated April 29, 2005.

(26)  Current Report on Form 8-K dated May 19, 2005.

(27)  Current Report on Form 8-K dated November 28, 2005.

(28)  Annual Report on Form 10-K for the year ended December 31, 2005.

(29)  Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(30)  Schedule 14A filed May 10, 2006.

*       Management compensatory plan or contract.

**     Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNELL COMPANIES, INC.

Dated: March 16, 2007	By:	/s/ James E. Hyman
James E. Hyman
Chief Executive Officer and
Chairman of the Board

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James E. Hyman, John R. Nieser and Patrick N. Perrin, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James E. Hyman	Chief Executive Officer and	March 16, 2007
James E. Hyman	Chairman of the Board
(Principal Executive Officer)

/s/ John R. Nieser	Chief Financial Officer	March 16, 2007
John R. Nieser	(Principal Financial Officer and
Principal Accounting Officer)

/s/ ANTHONY R. CHASE	Director	March 16, 2007
Anthony R. Chase

/s/ D. STEPHEN SLACK	Director	March 16, 2007
D. Stephen Slack

/s/ ALFRED JAY MORAN, JR.	Director	March 16, 2007
Alfred Jay Moran, Jr.

/s/ TODD GOODWIN	Director	March 16, 2007
Todd Goodwin

/s/ SALLY L. WALKER	Director	March 16, 2007
Sally l. Walker

/s/ RICHARD CRANE	Director	March 16, 2007
Richard Crane

/s/ ANDREW R. JONES	Director	March 16, 2007
Andrew R. Jones

/s/ ZACHARY R. GEORGE	Director	March 16, 2007
Zachary R. George