Form 10-Q
period 2007-03-31
CORNELL COMPANIES INC
filed 2007-05-10
CIK 1016152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Yes  ☐ No ☒

At May 1, 2007, the registrant had 14,171,923 shares of common stock outstanding.

Cornell Companies, Inc.

Table of Contents

Form 10-Q

PART I                   FINANCIAL INFORMATION

ITEM 1.                 Financial Statements.

CORNELL COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,981	$18,529
Investment securities available for sale	10,450	11,925
Accounts receivable – trade (net of allowance for doubtful accounts of $3,832 and $3,644, respectively)	68,798	72,723
Other receivables (net of allowance for doubtful accounts of $5,297)	2,778	3,751
Debt service fund and other restricted assets	23,558	24,611
Deferred tax assets	6,672	6,672
Prepaid expenses and other	7,625	7,540
Total current assets	134,862	145,751
PROPERTY AND EQUIPMENT, net	321,767	319,064
OTHER ASSETS:
Debt service reserve fund	24,372	23,801
Goodwill, net	12,339	12,339
Intangible assets, net	6,366	6,926
Deferred costs and other	16,835	15,652
Total assets	$516,541	$523,533

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$48,593	$60,163
Current portion of long-term debt	10,520	10,510
Total current liabilities	59,113	70,673
LONG-TERM DEBT, net of current portion	256,085	255,471
DEFERRED TAX LIABILITIES	11,430	11,373
OTHER LONG-TERM LIABILITIES	6,000	4,452
Total liabilities	332,628	341,969

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 30,000,000 shares authorized, 15,668,887 and 15,603,917 shares issued and 14,128,493 and 14,063,523 shares outstanding, respectively	16	16
Additional paid-in capital	155,764	154,411
Retained earnings	39,879	38,964
Treasury stock (1,540,394 shares of common stock, at cost)	(12,308)	(12,308)
Accumulated other comprehensive income	562	481
Total stockholders’ equity	183,913	181,564
Total liabilities and stockholders’ equity	$516,541	$523,533

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006

REVENUES	$89,644	$83,847
OPERATING EXPENSES	69,610	65,143
PRE-OPENING AND START-UP EXPENSES	—	2,657
DEPRECIATION AND AMORTIZATION	3,841	3,726
GENERAL AND ADMINISTRATIVE EXPENSES	8,358	5,112

INCOME FROM OPERATIONS	7,835	7,209
INTEREST EXPENSE	6,781	5,565
INTEREST INCOME	(146)	(522)

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	1,200	2,166
PROVISION FOR INCOME TAXES	536	956

INCOME FROM CONTINUING OPERATIONS	664	1,210

DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF $283 IN 2006	—	(526)

NET INCOME	$664	$684

EARNINGS (LOSS) PER SHARE:
BASIC
Income from continuing operations	$.05	$.09
Loss from discontinued operations, net of tax	—	(.04)
Net income	$.05	$.05

DILUTED
Income from continuing operations	$.05	$.09
Loss from discontinued operations, net of tax	—	(.04)
Net income	$.05	$.05

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	13,984	13,851
DILUTED	14,246	13,953

COMPREHENSIVE INCOME:
Net income	$664	$684
Unrealized gain (loss) on derivative instruments, net of tax provision (benefit) of $57 and ($209), respectively	81	(301)
Comprehensive income	$745	$383

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$664	$684
Adjustments to reconcile net income to net cash used in operating activities —
Depreciation	3,280	3,216
Amortization of intangibles and other assets	561	561
Amortization of deferred compensation	—	37
Amortization of deferred financing costs	394	443
Amortization of Senior Notes Discount	46	46
Stock-based compensation	448	654
Provision for bad debts	510	1,866
Loss on sale of property and equipment	28	1
Deferred income taxes	—	599
Change in assets and liabilities:
Accounts receivable	3,191	(6,655)
Other restricted assets	(776)	1,077
Other assets	(46)	876
Accounts payable and accrued liabilities	(12,212)	(9,104)
Other liabilities	(55)	19
Net cash used in operating activities	(3,967)	(5,680)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,218)	(6,980)
Purchases of investment securities	(117,325)	(84,125)
Sales of investment securities	118,800	83,400
Payments to restricted debt payment account, net	1,258	409
Net cash used in investing activities	(485)	(7,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligations	(2)	—
Tax benefit of stock option exercises	214	73
Proceeds from exercise of stock options	692	901
Net cash provided by financing activities	904	974

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,548)	(12,002)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,529	13,723
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,981	$1,721

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Other comprehensive income (loss)	$81	$(301)
Common stock issued for board of directors fees	—	139
Increase in fair value of interest rate swap	577	1,749
Purchases and additions of property and equipment included in accounts payable and accrued liabilities	2,791	—

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Cornell Companies, Inc. (collectively with its subsidiaries and consolidated special purpose entities, the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Estimates were used in the preparation of these financial statements.  Actual results could differ from those estimates.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2.              Accounting Policies

See a description of our accounting policies in our 2006 Annual Report on Form 10-K.

Adoption of Financial Accounting Standards Board Interpretation No. 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN No. 48”).  FIN No. 48 establishes a single model to address the accounting for uncertain tax positions.  FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN No. 48 also provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for the related interest and penalties, transition and accounting in interim periods.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and requires that the impact of the adoption of FIN No. 48 be recorded as an adjustment to beginning retained earnings at January 1, 2007.

We adopted the provisions of FIN No. 48 on January 1, 2007.  Our total amount of unrecognized tax benefits as of the adoption date was approximately $3.0 million.  As a result of the adoption of FIN No. 48, we recorded a cumulative effect adjustment of approximately $0.3 million which increased retained earnings at January 1, 2007.  The amount of unrecognized tax benefits did not materially change in the three months ended March 31, 2007.

Included in the unrecognized tax benefits balance as of January 1, 2007, are approximately $0.8 million of tax benefits that, if recognized in future periods, would impact our effective tax rate.  The difference of approximately $2.2 million between the total amount of unrecognized tax benefits of $3.0 million and the amount that would impact our effective tax rate was offset by an increase in deferred tax assets as of January 1, 2007.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Operations and Comprehensive Income and totaled approximately $0.02 million in the three months ended March 31, 2007.  Accrued interest and penalties were approximately $0.3 million at March 31, 2007 and January 1, 2007.

We are subject to income tax in the United States and many of the individual states we operate in.  We currently have significant operations in Texas, California and Pennsylvania.  State income tax returns are generally subject to examination for a period of three to five years after filing.  The state impact of any changes made to the federal return remains subject to examination by various states for a period up to one year after formal notification to the state.  We are open to United States Federal Income Tax examinations for the tax years ended December 31, 2003 through December 31, 2006.

We do not anticipate a significant change in the balance of our unrecognized tax benefits within the next 12 months.

Accounting For Stock-Based Compensation

Our stock incentive plans provide for the granting of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock units and other stock-based awards to officers, directors and employees of the Company. Grants of stock options made to date under these plans vest over periods up to seven years after the date of grant and expire no more than 10 years after grant.

Effective January 1, 2006, we adopted the provisions of the FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share Based Payment” and elected to use the modified prospective transition method. Under this method, compensation cost recognized for the quarter, includes the applicable amounts of: (a) compensation cost of all stock-based awards granted prior to, but not yet vested, as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123), and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R).

Additionally, we have an employee stock purchase plan (“ESPP”) under which employees can make contributions to purchase our common stock. Participation in the plan is elected annually by employees. The plan year typically begins each January 1st (the “Grant Date”) and ends on December 31st (the “Exercise Date”). For 2007, however, the plan year will begin April 1, 2007.  Purchases of common stock are made at the end of the year using the lower of the fair market value on either the Grant Date or Exercise Date, less a 15% discount. Under SFAS No. 123R our employee-stock purchase plan is considered to be a compensatory ESPP and; therefore, we are required to recognize compensation cost over the requisite service period for grants made under the ESPP.

SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require reporting of excess tax benefits as a financing cash flow, rather than as a reduction of taxes paid. These excess tax benefits result from tax deductions in excess of the cumulative compensation expense recognized for options exercised. Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our Consolidated Statements of Cash Flows.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 to address certain issues related to SFAS No. 123R. SAB 107 provides guidance on transition methods, valuation methods, income tax effects and other share-based payment topics, and we had also applied this guidance in our adoption of SFAS No. 123R.

On November 10, 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides for an alternative transition method for establishing the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R. We elected to adopt this alternative transition method, otherwise known as the “simplified method,” in establishing our beginning APIC pool at January 1, 2006.

At March 31, 2006, 60,000 shares of restricted stock were outstanding subject to performance-based vesting criteria (30,000 of these are considered market-based restricted stock under SFAS No. 123R). Additionally, 39,200 stock options were outstanding subject to performance-based vesting criteria (19,600 of these were considered market-based options under SFAS No. 123R).  The 30,000 shares of restricted stock and the 19,600 stock options which were considered market-based restricted stock were valued using a Monte Carlo simulation probability model to estimate future stock returns. The grant date fair value of these shares was $9.05 per share for a total value of $0.5 million. We recognized $0.04 million of expense associated with these shares of restricted stock and options during the first quarter of 2006.

At March 31, 2007, 107,500 shares of restricted stock were outstanding subject to performance-based vesting criteria (30,000 of these restricted shares were considered market-based restricted stock under SFAS No. 123R).  There were also 100,100 stock options outstanding subject to performance-based vesting criteria.  We recognized $0.13 million of expense associated with these shares of restricted stock and stock options during the three months ended March 31, 2007.

The amounts above relate to the impact of recognizing compensation expense related to stock options, restricted stock and our employee-stock purchase plan. Compensation expense related to stock options (100,100 shares) and restricted stock (77,500 shares) that vest based upon performance conditions is not recorded for such performance-based awards until it has been deemed probable that the related performance targets allowing the vesting of these options and restricted stock  will be met. We are required to periodically re-assess the probability and record expense at the point in time, if ever, it becomes probable these options will vest. During the fourth quarter of 2006 it was deemed probable that the performance targets pertaining to certain restricted stock and stock options would be achieved by their vesting date. Accordingly, compensation expense of approximately $0.1 million has been recognized for the three months ended March 31, 2007 related to these stock-based awards.

We recognize expense for our stock-based compensation over the vesting period, which represents the period in which an employee is required to provide service in exchange for the award. We recognize compensation expense for stock-based awards immediately if the award has immediate vesting.

Assumptions

The fair values for the significant stock-based awards granted during the three months ended March 31, 2007 and 2006 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2007	2006

Risk-free rate of return	4.51%	4.31%
Expected life of award	6.25 years	5 years
Expected dividend yield of stock	0%	0%
Expected volatility of stock	42.00%	45.48%
Weighted-average fair value	$9.77	$6.24

The expected volatility of stock assumption was derived by referring to changes in the Company’s historical common stock prices over a timeframe similar to that of the expected life of the award. We currently have no reason to believe that future stock volatility will differ significantly from historical stock volatility. Estimated forfeiture rates are derived from historical forfeiture patterns. We believe the historical experience method is the best estimate of forfeitures currently available.

In accordance with SAB 107, we used the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during the first quarter of 2006 and 2007.

Stock-based award activity during the three months ended March 31, 2007 was as follows (aggregate intrinsic value in millions):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2006	655,260	$12.87	7.6	$8.4
Granted	12,500	20.12
Exercised	(64,970)	10.65
Canceled	(16,100)	12.60

Outstanding at March 31, 2007	586,690	$13.27	7.6	$7.8

Vested and expected to vest at March 31, 2007	458,030	$13.11	7.4	$6.0

Exercisable at March 31, 2007	296,187	$12.77	7.0	$3.8

The total intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 was $0.6 million and $0.2 million, respectively. Net cash proceeds from the exercise of stock options were approximately $0.7 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, approximately $0.76 million of estimated expense with respect to time-based nonvested stock option awards has yet to be recognized and will be amortized into expense over the employee’s remaining requisite service period of approximately 2.75 years. As of March 31, 2007, approximately $0.6 million of estimated expense with respect to performance based nonvested stock option awards has yet to be recognized and will be recorded if it becomes probable that these options will vest.

The following table summarizes information with respect to stock options outstanding and exercisable at March 31, 2007.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.75 to $10.00	34,250	4.7	$5.95	33,357	$5.89
$10.01 to $13.50	202,140	7.4	12.75	96,330	12.77
$13.51 to $14.50	305,500	8.4	13.92	136,200	13.84
$14.51 to $22.00	44,800	5.6	16.82	30,300	15.60
	586,690	7.6	$13.27	296,187	$12.77

Stock-based award activity for nonvested awards during the three months ended March 31, 2007 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	322,170	$13.40
Granted	12,500	20.12
Vested	(28,067)	12.92
Canceled	(16,100)	12.60

Nonvested at March 31, 2007	290,503	$13.78

Restricted Stock

We have previously issued restricted stock under certain employment agreements and a deferred bonus plan which vests over a specific period of time, generally three to five years.  During the three months ended March 31, 2007, we also issued restricted stock under both certain employment agreements and our 2006 Equity Incentive plan.  These shares of restricted common stock are subject to restrictions on transfer and certain conditions to vesting.

Restricted stock activity for the three months ended March 31, 2007 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	85,000	$10.87
Granted	85,000	20.97
Vested	—
Canceled	—

Nonvested at March 31, 2007	170,000	$15.92

As of March 31, 2007, approximately $0.9 million of estimated expense with respect to nonvested time-based restricted stock awards had yet to be recognized and will be amortized over a weighted average period of 3.55 years. Approximately $1.2 million of estimated expense with respect to nonvested performance-based restricted stock option awards had yet to be recognized as of March 31, 2007.

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

Under the terms of the Merger Agreement, because the Merger was terminated, we reimbursed $2.5 million of costs incurred by Veritas, Parent and Merger Sub in connection with the proposed merger in February 2007. Such costs for legal and external professional and consulting fees are reflected in general and administrative expenses for the three months ended March 31, 2007.

4.                 Discontinued Operations and Management Restructuring

We classify as discontinued operations those components of our business that we hold for sale or that have been disposed and have cash flows that are clearly distinguishable operationally and for financial reporting purposes from the rest of our operations. For those components, we have no significant continuing involvement after completion of disposal and their operations are eliminated from our ongoing operations. During 2005, we closed certain facilities that qualified for discontinued operations and notifications were made to the required contracting entities regarding the termination of the related programs. At March 31, 2007, we did not have any significant net property and equipment balances pertaining to these operations.  There were no revenues generated by these discontinued operations in the three months ended March 31, 2007 and 2006.

5.                 Intangible Assets

Intangible assets at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31, 2007	December 31, 2006

Non-compete agreements	$10,040	$10,040
Accumulated amortization – non-compete agreements	(7,524)	(7,240)
Acquired contract value	6,442	6,442
Accumulated amortization – contract value	(2,592)	(2,316)
Identified intangibles, net	6,366	6,926
Goodwill, net	12,339	12,339
Total intangibles, net	$18,705	$19,265

There were no changes in the carrying amount of our goodwill in the three months ended March 31, 2007.

Amortization expense for our non-compete agreements was approximately $0.3 million for the three months ended March 31, 2007 and 2006.  Amortization expense for our non-compete agreements is expected to be approximately $1.1 million for each of the next two years ended December 31 and approximately $0.7 million for the third year.

Amortization expense for our acquired contract value was approximately $0.3 million for the three months ended March 31, 2007 and 2006.  Amortization expense for our acquired contract value is expected to be approximately $1.1 million for each of the next three years ended December 31 and approximately $0.6 million for the fourth year.

6.                 Credit Facilities

At March 31, 2007 and December 31, 2006, our long-term debt consisted of the following (in thousands):

	March 31, 2007	December 31, 2006

Debt of Cornell Companies, Inc.:
Senior Notes, unsecured, due July 2012 with an interest rate of 10.75%, net of discount of $966 and $1,013, respectively	$111,034	$110,987
Fair-value adjustment of Senior Notes as a result of interest rate swap	(476)	(1,053)
Revolving Line of Credit due June 2008 with an interest rate of LIBOR plus 2.25% to 3.5% or prime plus 0.75% to 2.00% (the “Credit Facility”)	—	—
Capital lease obligations	47	47
Subtotal	110,605	109,981

Debt of Special Purpose Entity:
8.47% Bonds due 2016	156,000	156,000

Total consolidated debt	266,605	265,981

Less: current maturities	(10,520)	(10,510)

Consolidated long-term debt	$256,085	$255,471

Long-Term Credit Facilities.  Our Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit, and is reduced by outstanding letters of credit.  The available commitment under our Credit Facility was approximately $49.7 million at March 31, 2007.  We had no outstanding borrowings on our Credit Facility at March 31, 2007, but we had outstanding letters of credit of approximately $10.3 million.  Subject to certain requirements, we have the right to increase the commitments under our Credit Facility up to an aggregate amount of $100.0 million.  Our Credit Facility matures in June 2008 and bears interest, at our election, depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.75% to 2.00%, or a rate which ranges from 2.25% to 3.50% above the applicable LIBOR rate. Our Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. Our Credit Facility is not secured by the assets of Municipal Corrections Finance, LP (“MCF”).  Our Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants.

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

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate.  The terms of the interest rate swap contract and the underlying debt instrument are identical.  We have designated the swap agreement as a fair value hedge.  The swap has a notional amount of $84.0 million and matures in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, we pay on a semi-annual basis (each January 1 and July 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receive a fixed-rate interest of 10.75%.  For the three months ended March 31, 2007, we recorded interest expense related to this interest rate swap of approximately $0.01 million, which is reflected as interest expense in the accompanying financial statements. For the three months ended March 31, 2006, we recorded interest savings related to this interest rate swap of approximately $0.1 million which is reflected as a reduction to interest expense in the accompanying financial statements.  The swap agreements are marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes.  At March 31, 2007 and December 31, 2006, the fair value of this derivative instrument was approximately ($0.5) million and ($1.1) million, respectively, and is included in other long-term liabilities in the accompanying financial statements.  The carrying value of the Senior Notes as of these dates was adjusted accordingly by the same amount. Because the swap agreement is an effective fair-value hedge, there will be no effect on our results of operations from the mark-to-market adjustment as long as the swap is in effect.

7.                 Projects Under Development, Construction or Renovation

During 2006, the Federal Bureau of Prisons (“BOP”) solicited a Request for Proposals (“RFP”) for services to house approximately 7,000 low security, non-United States citizens, sentenced males in an existing secure correctional institution procured from private sources or state and local governments, with excess capacity, located in Arizona, California, Louisiana, New Mexico, Oklahoma or Texas to replace several existing intergovernmental agreements (“IGA”) for such services, including the IGA relating to our Big Spring Correctional Center in Texas. In January 2007, we were awarded a contract from the BOP for our Big Spring Correctional Center. In conjunction with this contract, we will undertake certain facility expansion activities during the year ending December 31, 2007. As of March 31, 2007, we had incurred and capitalized costs of approximately $2.6 million related to these expansion activities.  We believe that our existing cash and our available balance under our Credit Facility will provide adequate funding to complete these expansion activities.

We are also expanding the D. Ray James Prison in Georgia during the year ending December 31, 2007 to increase its service capacity by 300 beds. As of March 31, 2007, we had incurred and capitalized costs of approximately $2.0 million related to this expansion. We believe that our existing cash and our available balance under our Credit Facility will provide adequate funding to complete this expansion.

8.                 Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution from common stock equivalents such as stock options and warrants.  For the three months ended March 31, 2007 and 2006, there were 12,500 shares ($20.12 average price) and 114,600 shares ($15.13 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006

Income from continuing operations	$664	$1,210
Loss from discontinued operations, net of tax	—	(526)
Net income	$664	$684

Weighted average common share outstanding	13,984	13,851
Weighted average common share equivalents outstanding	262	102
Weighted average common shares and common share equivalents outstanding	14,246	13,953

Basic income (loss) per share:
Income from continuing operations	$.05	$.09
Loss from discontinued operations, net of tax	—	(.04)
Net income	$.05	$.05

Diluted income (loss) per share:
Income from continuing operations	$.05	$.09
Loss from discontinued operations, net of tax	—	(.04)
Net income	$.05	$.05

9.     Commitments and Contingencies

Legal Proceedings

Valencia County Detention Center

In April 2007, a lawsuit was filed against the Company in Federal District court in Albuquerque, New Mexico, by Joe Torres and Eufrasio Armijo, who each alleged that he was stripped searched at the Valencia County Detention Center (“VCDC”) in New Mexico in violation of his federal rights under the Fourth, Fourteenth and Eighth amendments to the U.S. constitution.  The claimants also allege violation of their rights under state law and seek to bring the case as a class action on behalf of themselves and all detainees at VCDC during the applicable statues of limitation.  The plaintiffs seek damages and declaratory and injunctive relief.  The lawsuit is in its early stages and no discovery has been conducted. The ultimate outcome of the lawsuit cannot be determined at this time. However, we intend to vigorously defend this lawsuit.  We have not recorded any loss accruals related to this lawsuit.

Lincoln County Detention Center

In August 2005, a lawsuit was filed by a detainee at the Lincoln County Detention Center (“LCDC”) in the U.S. District Court of New Mexico (Santa Fe) seeking unspecified damages. The lawsuit relates to the former LCDC policy that required strip and visual body cavity searches for all detainees and inmates and alleges that such policy violates a detainee’s Fourth and Fourteenth Amendment rights under the U.S. Constitution.  The lawsuit was filed as a putative class action lawsuit brought on behalf of all inmates who were searched at the LCDC from May 2002 to July 2005. In September 2006, we agreed to a proposed stipulation of settlement which, subject to the approval of the court, will resolve this action.  The settlement amount under the terms of the agreement is $1.6 million, and will be funded principally through our general liability and professional liability coverage.

In the year ended December 31, 2005, we recorded a charge of $0.2 million related to this lawsuit. In addition, we previously have provided insurance reserves for this matter (as part of our regular review of reported and unreported claims) totaling approximately $0.5 million.  During the third quarter of 2006, we recorded an additional settlement charge of approximately $0.9 million and the related reimbursement from our general liability and professional liability insurance.  The charge and reimbursement was recognized in general and administrative expenses for the year ended December 31, 2006. The reimbursement was funded by the insurance carrier in the first quarter of 2007 into a settlement account.  The matter is pending entry by the court for the order granting preliminary approval of the stipulation of settlement, which is currently anticipated to occur during the second quarter of 2007.

In addition, in connection with our acquisition of the LCDC facility, certain amounts were placed in escrow to offset any undisclosed liability relating to such acquisition.  We have given notice to the prior owner of LCDC that we will seek to recover from the escrow any losses we may incur as a result of such litigation.

Alexander Youth Service Center

In April 2006, we were sued in an action styled as Juana Michelle Brown, Administratrix of the Estate of Lakeisha Shantrail Brown, Deceased, v. Cornell Interventions, Inc. et al., No. 4-06 CV00000434, in the United States District Court for the Eastern District of Arkansas.  The lawsuit alleges that we violated the rights of Lakeisha Shantrail Brown, the deceased daughter of Juana Michelle Brown, under the U.S. Constitution and the laws of the State of Arkansas by denying Ms. Brown medical treatment that caused her death and sought unspecified actual and punitive damages.  In September 2006, the plaintiff filed, and the court granted, an order for voluntary dismissal without prejudice.  The lawsuit was refiled in December 2006 as Juana Michelle Brown, Administratrix of the Estate of Lakeisha Shantrail Brown, Deceased, v. Cornell Interventions, Inc. et al., No. 4-06 CV17808, in the United States District Court  for the Eastern District of Arkansas.   We are unable at this time to estimate our financial exposure relating to this lawsuit.  We believe our insurance coverage is adequate to cover any potential damages relating to this action.  We intend to vigorously defend this matter; however, the ultimate outcome of this lawsuit cannot be determined at this time.

Southern Peaks Regional Treatment Center

In January 2004, we initiated legal proceedings in the lawsuit styled Cornell Corrections of California, Inc. v. Longboat Global Advisors, LLC, et al., No.2004 CV79761 in the Superior Court of Fulton County, Georgia under theories of fraud, conversion, breach of contract and other theories to determine the location of and to recover funds previously deposited by us into what we believed to be an escrow account in connection with the development and construction of the Southern Peaks Regional Treatment Center. Of the funds previously deposited, approximately $5.3 million remains to be recovered at March 31, 2007. In December 2004, the jury awarded us approximately $6.5 million in compensatory damages and approximately $1.4 million in punitive damages, plus attorneys’ fees. The actual damages portion of the award under the final Judgment and Decree (“Judgment”) entered on December 20, 2006 was adjusted downward to the $5.4 million actually lost by us.  The award for compensatory damages accrues pre-judgment interest at a rate of 7 percent from the date of loss through the date of judgment. Following the jury verdicts, we collected approximately $0.4 million in January 2005 in funds that had been previously frozen under a temporary restraining order issued at the time that we commenced this litigation. Currently, one of the defendants has filed an appeal of the Judgment.  Due to the continued uncertainty surrounding the ultimate recovery of the funds previously deposited, we recorded an additional reserve in the amount of approximately $0.3 million in the quarter ended December 31, 2006.  We will continue to maintain our existing reserve of approximately $5.3 million in an allowance for doubtful accounts against the corresponding balance as carried in other receivables at March 31, 2007 and December 31, 2006.

Shareholder Lawsuits

On October 19, 2006, a purported class action complaint was filed in the District Court of Harris County, Texas, 269th Judicial District (No. 2006-67413) by Ted Kinbergy, an alleged stockholder of Cornell. The complaint names as defendants Cornell and each member of our board of directors as well as Veritas Capital Fund III, L.P. (“Veritas”). The complaint alleges, among other things, that (i) the defendants have breached fiduciary duties they assertedly owed to our stockholders in connection with our entering into the Agreement and Plan of Merger, dated as of October 6, 2006, with Veritas, Cornell Holding Corp., and CCI Acquisition Corp., and (ii) the merger consideration is unfair and inadequate. The plaintiffs sought, among other things, an injunction against the consummation of the merger. The proposed merger was rejected at a special meeting of our stockholders held on January 23, 2007. We believe that the lawsuit is without merit and intend to defend ourselves vigorously.

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

During the period from August 2000 through May 2003, our general liability and professional liability coverage was provided by Specialty Surplus Insurance Company, a Kemper Insurance Company (Kemper) group member. In June 2004, the Illinois Department of Insurance gave Kemper permission to proceed with a run-off plan it had previously submitted. The three-year plan is designed to help Kemper meet its goal of resolving, to the maximum extent possible, all valid policyholder claims. In view of the risks and uncertainties involved in implementing the plan, including the need to achieve significant policy buybacks, commutation of reinsurance agreements, and further agreements with regulators, the plan may not be successfully implemented by Kemper. In the year ended December 31, 2004, we accrued a provision of $0.6 million, and estimated our range of additional exposure to be approximately $0.5 million with respect to outstanding claims incurred during this policy period with Kemper which would become our obligation to resolve if not settled through Kemper. During the year ended December 31, 2005, Kemper continued to implement its run-off plan. As a result, several of our significant claims were settled by Kemper during 2005. In conjunction with these settlements, we recorded a charge against our existing accrual in the amount of $0.3 million. Based on our analysis of the claims activity during the third quarter of 2005, we felt it necessary to accrue an additional provision in the amount of approximately $0.2 million during the third quarter of 2005. Additional significant claims continued to be settled by Kemper during the second half of 2006. As a result, we released reserves of approximately $0.4 million during the quarter ended December 31, 2006. At March 31, 2007, we do not believe there is significant exposure above our existing $0.1 million accrual for those outstanding claims which could become our obligation to resolve if not settled through Kemper.

While the outcome of such matters cannot be predicated with certainty, based on the information known to date, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial condition, operating results or cash flows.

Facility Acquisition

We announced on April 16, 2007 that we had entered into an agreement with GRW Corporation (“GRW”) to acquire GRW’s Correctional Facility in Brush, Colorado. The Correctional Facility currently has the capacity to house approximately 270 medium-security female inmates under an Intergovernmental Agreement with the City of Brush and the Colorado Department of Corrections.  The transaction was closed effective May 1, 2007 at a purchase price of $8.9 million.

10.   Derivative Financial Instruments and Guarantees

Debt Service Reserve Fund and Debt Service Fund

In August 2001, MCF completed a bond offering to finance the 2001 Sale and Leaseback Transaction.  In connection with this bond offering, two reserve fund accounts were established by MCF pursuant to the terms of the indenture: (1) MCF’s Debt Service Reserve Fund, aggregating approximately $24.4 million at March 31, 2007, was established to make payments on MCF’s outstanding bonds in the event we (as lessee) should fail to make the scheduled rental payments to MCF and (2) MCF’s Debt Service Fund, aggregating approximately $21.7 million at March 31, 2007, used to accumulate the monthly lease payments that MCF receives from us until such funds are used to pay MCF’s semi-annual bond interest and annual bond principal payments.  Both reserve fund accounts are subject to the agreements with the MCF Equity Investors whereby guaranteed rates of return of 3.0% and 5.08%, respectively, are provided for in the balance of the Debt Service Reserve Fund and the Debt Service Fund.  The guaranteed rates of return are characterized as cash flow hedge derivative instruments.  At inception, the derivatives had an aggregate fair value of $4.0 million, which has been recorded as a decrease to the equity investment in MCF made by the MCF Equity Investors (MCF minority interest) and as a deferred liability in our Consolidated Balance Sheets. Changes in the fair value of the derivative instruments are recorded as an adjustment to other long-term liabilities and reported as other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Income.  At March 31, 2007 and December 31, 2006, the fair value of these derivative instruments was approximately $3.0 million and $3.2 million, respectively.  Our Consolidated Statements of Operations and Comprehensive Income include comprehensive income (loss) of approximately $0.1 million and ($0.3) million in the three months ended March 31, 2007 and 2006, respectively.

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

11.   Segment Disclosure

Our three operating divisions are our reportable segments.  The adult secure institutional services segment consists of the operations of secure adult incarceration facilities.  The juvenile segment consists of providing residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of 10 and 17 who have either been adjudicated or suffer from behavioral problems.  The adult community-based corrections and treatment services segment consists of providing pre-release and halfway house programs for adult offenders who are either on probation or serving the last three to six-months of their sentences on parole and preparing for re-entry into society at large as well as community-based treatment and education programs as an alternative to incarceration.  All of our customers and long-lived assets are located in the United States of America.  The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in our 2006 Annual Report on Form 10-K.  Intangible assets are not included in each segment’s reportable assets, and the related amortization of intangible assets is not included in the determination of a segment’s income from operations.  We evaluate performance based on income or loss from operations before general and administrative expenses, incentive bonuses, amortization of intangibles, interest and income taxes.  Corporate and other assets are comprised primarily of cash, investment securities available for sale, accounts receivable, debt service fund, deposits, property and equipment, deferred taxes, deferred costs and other assets.  Corporate and other expense from operations primarily consists of depreciation on the corporate office facilities and equipment, and is presented separately as such charges cannot be readily identified for allocation to a particular segment.

The only significant non-cash items reported in the respective segments’ income from operations is depreciation and amortization (excluding intangibles) (in thousands).

	Three Months Ended March 31,
	2007	2006

Revenues:
Adult secure institutional	$46,509	$37,882
Juvenile	26,798	29,292
Adult community-based	16,337	16,673
Total revenues	$89,644	$83,847

Pre-opening and start-up expenses:
Adult secure institutional	$—	$2,657
Juvenile	—	—
Adult community-based	—	—
Total pre-opening and start-up expenses	$—	$2,657

Income from operations:
Adult secure institutional	$11,871	$7,538
Juvenile	2,410	2,694
Adult community-based	2,652	2,960
Sub-total	16,933	13,192
General and administrative expenses	(8,358)	(5,112)
Amortization of intangibles	(561)	(561)
Corporate and other	(179)	(310)
Total income from operations	$7,835	$7,209

Loss on discontinued operations, net of tax:
Adult secure institutional	$—	$—
Juvenile	—	(524)
Adult community-based	—	(2)
Total loss on discontinued operations, net of tax	$—	$(526)

	March 31, 2007	December 31, 2006
Assets:
Adult secure institutional	$234,531	$233,670
Juvenile	97,261	100,366
Adult community-based	64,281	63,105
Intangible assets, net	18,705	19,265
Corporate and other	101,763	107,127
Total assets	$516,541	$523,533

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

Condensed Consolidating Balance Sheet as of March 31, 2007 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$14,495	$419	$67	$—	$14,981
Investment securities available for sale	10,450	—	—	—	10,450
Accounts receivable	2,494	68,719	363	—	71,576
Debt service fund and other restricted assets	—	1,863	22,287	(592)	23,558
Prepaid expenses and other	12,008	2,289	—	—	14,297
Total current assets	39,447	73,290	22,717	(592)	134,862
Property and equipment, net	98	177,527	149,364	(5,222)	321,767
Other assets:
Debt service reserve fund	—	—	24,372	—	24,372
Deferred costs and other	51,002	21,696	6,575	(43,733)	35,540
Investment in subsidiaries	26,750	1,856	—	(28,606)	—
Total assets	$117,297	$274,369	$203,028	$(78,153)	$516,541

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$36,777	$11,132	$2,293	$(1,609)	$48,593
Current portion of long-term debt	—	20	10,500	—	10,520
Total current liabilities	36,777	11,152	12,793	(1,609)	59,113
Long-term debt, net of current portion	110,558	27	145,500	—	256,085
Deferred tax liabilities	10,959	94	—	377	11,430
Other long-term liabilities	7,668	155	44,255	(46,078)	6,000
Intercompany	(232,578)	232,578	—	—	—
Total liabilities	(66,616)	244,006	202,548	(47,310)	332,628
Stockholders’ equity	183,913	30,363	480	(30,843)	183,913
Total liabilities and stockholders’ equity	$117,297	$274,369	$203,028	$(78,153)	$516,541

Condensed Consolidating Balance Sheet as of December 31, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$18,083	$371	$75	$—	$18,529
Investment securities available for sale	11,925	—	—	—	11,925
Accounts receivable	2,661	73,448	365	—	76,474
Debt service fund and other restricted assets	—	1,658	22,953	—	24,611
Prepaid expenses and other	11,909	2,303	—	—	14,212
Total current assets	44,578	77,780	23,393	—	145,751
Property and equipment, net	108	173,916	150,419	(5,379)	319,064
Other assets:
Debt service reserve fund	—	—	23,801	—	23,801
Deferred costs and other	48,448	21,943	6,754	(42,228)	34,917
Investment in subsidiaries	27,427	2,237	—	(29,664)	—
Total assets	$120,561	$275,876	$204,367	$(77,271)	$523,533

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$46,791	$9,371	$5,577	$(1,576)	$60,163
Current portion of long-term debt	—	10	10,500	—	10,510
Total current liabilities	46,791	9,381	16,077	(1,576)	70,673
Long-term debt, net of current portion	109,934	37	145,500	—	255,471
Deferred tax liabilities	10,959	94	—	320	11,373
Other long-term liabilities	6,011	211	42,680	(44,450)	4,452
Intercompany	(234,698)	234,698	—	—	—
Total liabilities	(61,003)	244,421	204,257	(45,706)	341,969
Stockholders’ equity	181,564	31,455	110	(31,565)	181,564
Total liabilities and stockholders’ equity	$120,561	$275,876	$204,367	$(77,271)	$523,533

Condensed Consolidating Statement of Operations for the three months ended March 31, 2007 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$4,502	$101,422	$4,502	$(20,782)	$89,644
Operating expenses	3,314	86,981	13	(20,698)	69,610
Pre-opening and start-up expenses	—	—	—	—	—
Depreciation and amortization	—	2,942	1,056	(157)	3,841
General and administrative expenses	8,339	—	19	—	8,358
Income (loss) from operations	(7,151)	11,499	3,414	73	7,835
Overhead allocations	(10,987)	10,987	—	—	—
Interest, net	1,793	1,274	3,047	521	6,635
Equity loss in subsidiaries	(810)	—	—	810	—
Income (loss) before provision (benefit) for income taxes	1,233	(762)	367	362	1,200
Provision (benefit) for income taxes	569	—	—	(33)	536
Net income (loss)	$664	$(762)	$367	$395	$664

Condensed Consolidating Statement of Operations for the three months ended March 31, 2006 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$4,502	$94,189	$4,502	$(19,346)	$83,847
Operating expenses	5,182	79,196	26	(19,261)	65,143
Pre-opening and start-up expenses	—	2,657	—	—	2,657
Depreciation and amortization	—	2,799	1,056	(129)	3,726
General and administrative expenses	5,093	—	19	—	5,112
Income (loss) from operations	(5,773)	9,537	3,401	44	7,209
Overhead allocations	(8,386)	8,386	—	—	—
Interest, net	478	1,270	3,284	11	5,043
Equity loss in subsidiaries	(557)	—	—	557	—
Income (loss) before provision for income taxes and discontinued operations	1,578	(119)	117	590	2,166
Provision for income taxes	894	—	—	62	956
Income (loss) before discontinued operations	684	(119)	117	528	1,210
Loss on discontinued operations, net of income tax benefit of $283	—	(526)	—	—	(526)
Net income (loss)	$684	$(645)	$117	$528	$684

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2007 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(5,969)	$3,268	$(1,266)	$(3,967)

Cash flows from investing activities:
Capital expenditures	—	(3,218)	—	(3,218)
Purchases of investment securities	(117,325)	—	—	(117,325)
Sales of investment securities	118,800	—	—	118,800
Payments to restricted debt payment account, net	—	—	1,258	1,258
Net cash (used in) provided by investing activities	1,475	(3,218)	1,258	(485)

Cash flows from financing activities:
Payments of capital lease obligations	—	(2)	—	(2)
Tax benefit of stock option exercises	214	—	—	214
Proceeds from exercise of stock options	692	—	—	692
Net cash (used in) provided by financing activities	906	(2)	—	904

Net increase (decrease) in cash and cash equivalents	(3,588)	48	(8)	(3,548)
Cash and cash equivalents at beginning of period	18,083	371	75	18,529
Cash and cash equivalents at end of period	$14,495	$419	$67	$14,981

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2006 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(11,997)	$6,727	$(410)	$(5,680)

Cash flows from investing activities:
Capital expenditures	—	(6,980)	—	(6,980)
Payments to restricted debt payment account, net	—	—	409	409
Purchases of investment securities	(84,125)	—	—	(84,125)
Sales of investment securities	83,400	—	—	83,400
Net cash (used in) provided by investing activities	(725)	(6,980)	409	(7,296)

Cash flows from financing activities:
Tax benefit of stock option exercises	73	—	—	73
Proceeds from exercise of stock options	901	—	—	901
Net cash provided by financing activities	974	—	—	974

Net decrease in cash and cash equivalents	(11,748)	(253)	(1)	(12,002)
Cash and cash equivalents at beginning of period	12,579	1,114	30	13,723
Cash and cash equivalents at end of period	$831	$861	$29	$1,721

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a leading provider of correctional, detention, educational, rehabilitation and treatment services outsourced by federal, state and local government agencies. We provide a diversified portfolio of services for adults and juveniles through our three operating divisions: (1) adult secure institution and detention services; (2) juvenile justice, educational and treatment services and (3) adult community-based corrections and treatment services. At March 31, 2007, we operated 76 facilities with a total service capacity of 18,253.   We also had three facilities that were vacant with an aggregate service capacity of 224. Our facilities are located in 16 states and the District of Columbia.

The following table (which excludes data related to discontinued facilities in 2006) sets forth for the periods indicated total residential service capacity and contracted beds in operation at the end of the periods shown, average contract occupancy percentages and total non-residential service capacity.

	March 31, 2007	March 31, 2006

Residential
Service capacity (1) (2)	14,556	13,008
Contracted beds in operation (end of period) (1) (3)	13,352	12,284
Average contract occupancy based on contracted beds in operation (1) (4) (5)	100.3%	97.9%
Average contract occupancy excluding start-up operations (1) (4) (5)	100.3%	97.9%
Non-Residential
Service capacity (1) (6)	3,921	4,792

(1)          Data presented excludes discontinued facilities.

(2)          Residential service capacity is comprised of the number of beds currently available for service or available upon the completion of construction, expansion or renovation of residential facilities.

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

We derive substantially all of our revenues from providing adult corrections and treatment and juvenile justice, educational and treatment services outsourced by federal, state and local government agencies in the United States. Revenues for our services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis or on a cost-plus reimbursement basis. For the three months ended March 31, 2007, our revenue base consisted of 72.4% for services provided under per diem contracts, 20.0% for services provided under take-or-pay and management contracts, 4.7% for services provided under cost-plus reimbursement contracts, 2.3% for services provided under fee-for-service contracts and 0.6% from other miscellaneous sources. While these percentages are generally consistent with comparable statistics for the three months ended March 31, 2006, there has been a decrease in the percentage of revenues for services provided under per diem contracts and an increase in the percentage of revenues provided under take-or-pay and management contracts between the comparable periods for 2007 and 2006 due primarily to the Moshannon Valley Correctional Center which opened in April 2006 and is a significant take-or-pay contract.  Additionally, the decrease in the percentages of revenues from per diem contracts between the comparable periods for 2007 and 2006 was offset, in part, by an increase in revenues at the Regional Correctional Center.

Revenues can fluctuate from period to period due to changes in government funding policies, changes in the number or types of clients referred to our facilities by governmental agencies, the opening of new facilities or the expansion of existing facilities and the termination of contracts for a facility or the closure of a facility.

Factors considered in determining billing rates to charge include: (1) the programs specified by the contract and the related staffing levels; (2) wage levels customary in the respective geographic areas; (3) whether the proposed facility is to be leased or purchased and (4) the anticipated average occupancy levels that could reasonably be expected to be maintained.

Revenues for our adult secure institutional services division are primarily generated from per diem, take-or-pay and management contracts.  We believe that these types of contracts will continue to be offered to the private sector, as federal, state and local government agencies face challenges posed by increasing inmate populations.  In addition, heightened focus on border patrol and immigration enforcement is expected to generate increased need for detention services from the federal sector.  We intend to work with existing and potential customers to service these needs as such opportunities arise.

For the three months ended March 31, 2007 and 2006, we realized average per diem rates on our adult secure institutional facilities of approximately $54.99 and $53.80, respectively. The increase in the average per diem rate is principally due to increased operations at the Regional Correctional Center in 2007.

Revenues for our juvenile justice, educational and treatment services division are primarily generated from per diem, fee-for-service and cost-plus reimbursement contracts. We believe that our ability to work with highly-troubled youth offers our customers a solution to addressing the unique needs of specialized juvenile populations. Through our Abraxas Youth and Family Services division, we expect to look for opportunities where our expertise at servicing these populations are of value to counties, school districts and other contracting agencies. In addition, we intend to leverage our national footprint and scale to compete in an increasingly regulated marketplace.

For the three months ended March 31, 2007 and 2006, we realized average per diem rates on our residential juvenile justice, educational and treatment facilities of approximately $171.50 and  $172.85, respectively. For the three months ended March 31, 2007 and 2006, we realized average fee-for-service rates for our non-residential community-based juvenile facilities and programs, including rates that are limited by Medicaid and other private insurance providers, of approximately $44.11 and $34.93, respectively.  The increase in the average fee-for-service rate in the three months ended March 31, 2007 is due to changes in the mix of the services provided by our various juvenile justice, educational and treatment programs and facilities.   The majority of our juvenile services contracts renew annually.

Revenues for our adult community-based corrections and treatment services division are primarily generated from per diem contracts and fee-for-service contracts. We believe that these contracts, when coupled with our adult secure institutional offerings,  position us to service the full spectrum of adult corrections needs. Increasing numbers of probationers and parolees, along with an emphasis on providing re-entry services for these populations, suggest that market conditions will continue to favor programs like those operated by us. We expect that our national presence and demonstrated experience in this sector will allow us to effectively compete for new contracts.

For the three months ended March 31, 2007 and 2006, we realized average per diem rates on our residential adult community-based corrections and treatment facilities of approximately $62.11 and $63.12, respectively. For the three months ended March 31, 2007 and 2006, we realized average fee-for-service rates on our non-residential adult community-based corrections and treatment facilities and programs of approximately $15.94 and $9.11, respectively. Our average fee-for-service rates fluctuates from year to year due to changes in the mix of services provided by our various adult community-based corrections and treatment programs and facilities.

We have historically experienced higher operating margins in our adult secure institutional services and adult community-based corrections and treatment services as compared to the juvenile justice, educational and treatment services division. Additionally, our operating margins within a division can vary from facility to facility based on whether a facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract, and our ability to increase a facility’s contract revenue. Under take-or-pay contracts, such as the Moshannon Valley Correctional Center contract, operating margins are typically higher during the early stages of the contract as the facility’s population ramps up (as revenues are received at contract percentages regardless of actual occupancy).  As the variable costs (primarily resident-related and certain facility costs) increase with the growth in population, operating margins will generally decline to a stabilized level.  Following its activation in April 2006, we experienced such margin impact pertaining to the Moshannon Valley Correctional Center in the third and fourth quarters of 2006.  A decline in occupancy of certain juvenile justice, educational and treatment facilities can have a more significant impact on operating results than the adult secure institutional services division due to higher per diem rates at certain juvenile facilities.

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

We are responsible for all facility operating costs, except for certain debt service and interest or lease payments for facilities where we have a management contract only. At these facilities, the facility owner is responsible for all debt service and interest or lease payments related to the facility. We are responsible for all other operating expenses at these facilities. We operated 17 facilities under management contracts at March 31, 2007 and 21 facilities at March 31, 2006.

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

General and administrative expenses consist primarily of costs for corporate and administrative personnel who provide senior management, legal, finance, accounting, human resources, payroll and information systems, costs of business development and outside professional and consulting fees.  As discussed in Note 3 to the accompanying consolidated financial statements, we incurred additional legal and outside professional and consulting fees related to the Merger Agreement.

Recent Developments

Big Spring Correctional Center

During 2006, the BOP solicited a RFP for services to house approximately 7,000 low security, non-United States citizen, sentenced males in an existing secure correctional institution procured from private sources or state and local governments with excess capacity located in Arizona, California, Louisiana, New Mexico, Oklahoma or Texas to replace several existing intergovernmental agreements (“IGA”) for such services, including the IGA relating to our Big Spring Correctional Center.  In January 2007, we were awarded a contract from the BOP to operate the Big Spring Correctional Center. The take-or-pay contract, which is effective April 1, 2007, provides for an initial contract term of four years with three two-year renewal option periods. In conjunction with this contract, we will undertake certain facility expansion activities in 2007. As of March 31, 2007, we had incurred and capitalized costs of approximately $2.6 million related to these expansion activities.

Facility Acquisition

We announced on April 16, 2007 that we had entered into an agreement with GRW Corporation (“GRW”) to acquire GRW’s  Correctional Facility in Brush, Colorado. The Correctional Facility currently has the capacity to house approximately 270 medium-security female inmates under an Intergovernmental Agreement with the City of Brush and the Colorado Department of Corrections.  The transaction was closed effective May 1, 2007 at a purchase price of $8.9 million.

Great Plains Correctional Facility

In May 2007, we were awarded a contract by the Arizona Department of Corrections for our Great Plains Correctional Facility in Hinton, Oklahoma.  The contract calls for a total of 2,000 medium-security inmates to be housed at the facility.  We expect to house approximately 916 inmates at the existing facility and the remainder would be housed through an expansion of the existing facility.  We have not finalized the scheduling with the customer; although we currently expect to begin receiving inmates late in the third quarter of this year and complete the expansion by the fourth quarter of 2008.

New Accounting Pronouncements

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

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement, for which adoption is optional, permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.”  We are currently evaluating the impact the adoption of this standard may have on our consolidated financial statements.

Results of Operations

The following table sets forth for the periods indicated the percentages of revenues represented by certain items in our consolidated statements of operations.

	Three Months Ended March 31,
	2007	2006

Revenues	100.0%	100.0%
Operating expenses	77.7	77.7
Pre-opening and start-up expenses	—	3.2
Depreciation and amortization	4.3	4.4
General and administrative expenses	9.3	6.1
Income from operations	8.7	8.6
Interest expense, net	7.4	6.0
Income from continuing operations before provision for income taxes	1.3	2.6
Provision for income taxes	0.6	1.2
Income from continuing operations	0.7	1.4
Loss on discontinued operations, net of tax	—	(0.6)
Net income	0.7%	0.8%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Certain comparisons of revenue, expenses and average contract occupancy contained in this report have been made excluding the effect of pre-opening and start-up expenses and revenues, and related occupancy and contract capacity. Pre-opening and start-up expenses are charged to operations as incurred. They include payroll, benefits, training and other operating costs during periods prior to opening a new or expanded facility and during the period of operation while occupancy is ramping up. We believe supplemental disclosures concerning pre-opening and start-up expenses and revenues increases the reader’s understanding of our operating trends.

Revenues. Revenues increased approximately $5.8 million, or 6.9%, to $89.6 million for the three months ended March 31, 2007 from approximately $83.8 million for the three months ended March 31, 2006.

Adult Secure. Adult secure institutional services division revenues increased approximately $8.6 million, or 22.7%, to $46.5 million for the three months ended March 31, 2007 from approximately $37.9 million for the three months ended March 31, 2006 due primarily to revenues of approximately $8.9 million at the Moshannon Valley Correctional Center which opened in April 2006 offset, in part, by a decrease in revenues of approximately $1.3 million at the Great Plains Correctional Facility due to reduced occupancy as the Oklahoma Department of Corrections (“OKDOC”) withdrew their inmates (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Uncertainties Related to Certain Facilities — Great Plains Correctional Facility” included in Item 2 of this report). The remaining net increase in revenues of approximately $1.0 million was due to various fluctuations in revenues at our other adult secure facilities.

Our adult secure institutional services division revenues are primarily generated from contracts with federal and state governmental agencies. At March 31, 2007, we operated 10 adult secure institutional facilities with an aggregate service capacity of 9,442.

Average contract occupancy was 102.0% for the three months ended March 31, 2007 compared to 98.9% for the three months ended March 31, 2006. The increase in the 2007 occupancy percentage was due to an increase in occupancy at the Moshannon Valley Correctional Center and the D. Ray James Prison.  The average per diem rate was approximately $54.99 and $53.80 for the three months ended March 31, 2007 and 2006, respectively. There were no revenues attributable to start-up operations for the three months ended March 31, 2007 and 2006.

Juvenile. Juvenile justice, educational and treatment services division revenues decreased approximately $2.5 million, or 8.5%, to $26.8 million for the three months ended March 31, 2007 from $29.3 million for the three months ended March 31, 2006 due primarily to (1) a decrease in revenues of approximately $1.7 million due to the termination and subsequent transition of our management contract at the Alexander Youth Services Center effective January 31, 2007, (2) a decrease in revenues of approximately $0.9 million at the Danville Center for Adolescent Females (“DCAF”) due to the expiration of our management contract in March 2006 and (3) a decrease in revenues of approximately $0.9 million at the South Mountain Secure Treatment Unit (“SMSTU”) due to the expiration of our management contract in June 2006.  The decrease in revenues due to the above was offset, in part, by (1) an increase in revenues of approximately $0.4 million at the Cornell Abraxas Academy (formerly the New Morgan Academy) which reopened in October 2006 and (2) an increase in revenues of approximately $0.6 million at the Leadership Development Program (“LDP”) due to increased occupancy.

At March 31, 2007, we operated 16 residential juvenile facilities and 13 non-residential community-based programs with an aggregate service capacity of 3,916. Our contracts for these facilities and programs are primarily with state and local government agencies and generally renew annually.

Average contract occupancy for the three months ended March 31, 2007 was 91.8% compared to 92.1% for the three months ended March 31, 2006.

The average per diem rate for our residential juvenile facilities was approximately $171.50 for the three months ended March 31, 2007 compared to $172.85 for the three months ended March 31, 2006. Our average fee-for-service rate for our non-residential juvenile community-based facilities and programs was approximately $44.11 for the three months ended March 31, 2007 compared to approximately $34.93 for the three months ended March 31, 2006. The increase in the average fee-for-service rates is due to changes in the mix of services provided. There were no revenues attributable to start-up operations for the three months ended March 31, 2007 and 2006.

Adult Community-Based. Adult community-based corrections and treatment services division revenues decreased approximately $0.4 million, or 2.4%, to $16.3 million for the three months ended March 31, 2007 from $16.7 million for the three months ended March 31, 2006 primarily due to (1) a decrease in revenues of approximately $0.3 million at the Cordova Center due to reduced occupancy and (2) a decrease in revenues of approximately $0.2 million due to the termination of the SWICC program in October 2006.  The remaining net increase in revenues of approximately $0.1 million was due to various insignificant fluctuations in revenues at our other adult community-based facilities and programs.

At March 31, 2007, we operated 28 residential adult community-based facilities and 9 non-residential community-based programs with an aggregate service capacity of 4,895. Average contract occupancy for the three months ended March 31, 2007 was 99.0% compared to 98.3% for the three months ended March 31, 2006. The average per diem rate for our residential adult community-based facilities was $62.11 for the three months ended March 31, 2007 compared to $63.12 for the three months ended March 31, 2006. The average fee-for-service rate for our non-residential adult community-based programs was $15.94 for the three months ended March 31, 2007 compared to $9.11 for the three months ended March 31, 2006. The increase in the average fee-for-service rates is due to a change in mix of services provided. There were no revenues attributable to start-up operations for the three months ended March 31, 2007 and 2006.

Operating Expenses. Operating expenses increased approximately $4.5 million, or 6.9%, to $69.6 million for the three months ended March 31, 2007 from $65.1 million for the three months ended March 31, 2006.

Adult Secure. Adult secure institutional services division operating expenses increased approximately $6.5 million, or 24.9%, to $32.6 million for the three months ended March 31, 2007 from $26.1 million for the three months ended March 31, 2006. The increase in operating expenses was primarily due to (1) operating expenses of approximately $5.4 million at the Moshannon Valley Correctional Center which opened in April 2006 and (2) an increase in operating expenses of approximately $0.8 million at the Regional Correctional Center due to increased occupancy. The remaining net increase in operating expenses of approximately $0.3 million was due to various insignificant fluctuations in operating expenses at our other adult secure facilities.

As a percentage of segment revenues, adult secure institutional services division operating expenses were 70.1% for the three months ended March 31, 2007 compared to 69.0% for the three months ended March 31, 2006..

Juvenile. Juvenile justice, educational and treatment services division operating expenses decreased approximately $2.1 million, or 8.1%, to $23.7 million for the three months ended March 31, 2007 from $25.8 million for the three months ended March 31, 2006 due primarily to (1) a decrease in operating expenses of approximately $1.4 million at the Alexander Youth Services Center due to the termination and subsequent transition of our management contract for this facility effective January 31, 2007, (2) a decrease in operating expenses of approximately $0.8 million at DCAF due to the expiration of our management contract in March 2006 and (3) a decrease in operating expenses of approximately $0.8 million at SMSTU due to the expiration of our management contract in June 2006.  The decrease in operating expenses due to the above was offset, in part, by (1) an increase in operating expenses of approximately $0.5 million at the Cornell Abraxas Academy (formerly the New Morgan Academy) which reopened in October 2006 and (2) an increase in operating expenses of approximately $0.3 million at LDP due to increased occupancy.  The remaining net increase in operating expenses of approximately $0.1 million was due to various insignificant fluctuations in operating expenses at our other juvenile facilities and programs.

As a percentage of segment revenues, juvenile services division operating expenses were 88.5% for the three months ended March 31, 2007 compared to 88.0% for the three months ended March 31, 2006.

Adult Community-Based. Adult community-based corrections and treatment services division operating expenses increased approximately $0.1 million, or 0.8%, to $13.3 million for the three months ended March 31, 2007 from $13.2 million for the three months ended March 31, 2006 due to various insignificant fluctuations in operating expenses at our adult community-based facilities and programs. As a percentage of segment revenues, adult community-based corrections and treatment services division operating expenses were 81.4% for the three months ended March 31, 2007 compared to 79.4% for the three months ended March 31, 2006.

Pre-opening and start-up expenses.  There were no pre-opening and start-up expenses for the three months ended March 31, 2007.  Pre-opening and start-up expenses for the three months ended March 31, 2006 were approximately $2.7 million and were attributable to the pre-opening activities of the Moshannon Valley Correctional Center.

Depreciation and Amortization.  Depreciation and amortization was approximately $3.8 million and $3.7 million for the three months ended March 31, 2007 and 2006, respectively. Amortization of intangibles was approximately $0.6 million for the three months ended March 31, 2007 and 2006.

General and Administrative Expenses.  General and administrative expenses increased approximately $3.3 million, or 64.7%, to approximately $8.4 million for the three months ended March 31, 2007 from approximately $5.1 million for the three months ended March 31, 2006 due primarily to the reimbursement to Veritas of  $2.5 million of costs related to the Merger Agreement coupled with an increase in legal and professional fees related to the Merger Agreement.

Interest.  Interest expense, net of interest income, increased to approximately $6.6 million for the three months ended March 31, 2007 from approximately $5.0 million for the three months ended March 31, 2006 due primarily to a decrease in capitalized interest  of approximately $1.5 million. Capitalized interest was approximately $0.02 million for the three months ended March 31, 2007 and was attributable to the expansion projects at the Big Spring Correctional Center and the D. Ray James Prison.  Capitalized interest was approximately $1.5 million for the three months ended March 31, 2006 and was attributable to construction of the Moshannon Valley Correctional Center.

Income Taxes.  For the three months ended March 31, 2007, we recognized a provision for income taxes on our income from continuing operations at an estimated effective rate of 44.7%. For the three months ended March 31, 2006, we recognized a provision for income taxes on our income from continuing operations at an estimated effective rate of 44.1%. Additionally, we recognized an income tax benefit on our loss from discontinued operations for the three months ended March 31, 2006 at an estimated effective rate of 35.0%. The change in our estimated effective tax rate in 2007 is related to an increase in operating income across certain of our business segments relative to the same period of 2006, apportionment of income to higher tax rate jurisdictions and the net impact of certain non-deductible expenses such as lobbying and interest on tax-exempt investment securities.

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

Cash Flows From Operating Activities.  Cash used in operating activities was approximately $4.0 million for the three months ended March 31, 2007 compared to approximately $5.7 million for the three months ended March 31, 2006. The decrease is principally due to an increase in certain working capital accounts in 2007.

Cash Flows From Investing Activities.  Cash used in investing activities was approximately $0.5 million for the three months ended March 31, 2007 due primarily to capital expenditures of approximately $3.2 million related to the expansion projects at the Big Spring Correctional Center and the D. Ray James Prison, offset by net sales of investment securities of approximately $1.5 million and payments to the restricted debt payment account, net, of approximately $1.3 million. Cash used in investing activities was approximately $7.3 million for the three months ended March 31, 2006 due primarily to net purchases of investment securities of $0.7 million and capital expenditures of approximately $7.0 million, related primarily to construction and equipment costs for the Moshannon Valley Correctional Center. Additionally, there were net payments to the restricted debt payment account of approximately $0.4 million.

Cash Flows From Financing Activities.  Cash provided by financing activities was approximately $0.9 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively, due primarily to proceeds from the exercise of stock options in each period.

Treasury Stock Repurchases.  We did not purchase any of our common stock in the three months ended March 31, 2007 and 2006.

Long-Term Credit Facilities.  Our Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit, and is reduced by outstanding letters of credit. The available commitment under our Credit Facility was approximately $49.7 million at March 31, 2007. We had no outstanding borrowings on our Credit Facility at March 31, 2007, but we had outstanding letters of credit of approximately $10.3 million. Subject to certain requirements, we have the right to increase the aggregate commitments under our Credit Facility up to an aggregate amount of $100.0 million. Our Credit Facility matures in June 2008 and bears interest, at our election, depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.75% to 2.00%, or a rate which ranges from 2.25% to 3.50% above the applicable LIBOR rate. Our Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. Our Credit Facility is not secured by the assets of MCF. Our Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants.

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

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes. The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate. The terms of the interest rate swap contract and the underlying debt instrument are identical. We have designated the swap agreement as a fair value hedge. The swap has a notional amount of $84.0 million and matures in July 2012 to mirror the maturity of the Senior Notes. Under the agreement, we pay on a semi-annual basis (each January 1 and July 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receive a fixed-rate interest of 10.75%. For the three months ended March 31, 2007 we recorded interest expense related to this interest rate swap of approximately $0.01 million which is reflected as interest expense in the accompanying financial statements.  For the three months ended March 31, 2006, we recorded interest savings related to this interest rate swap of approximately $0.1 million which is reflected as a reduction to interest expense in the accompanying financial statements. The swap agreements are marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes. At March 31, 2007 and December 31, 2006 the fair value of this derivative instrument was approximately ($0.5) million and ($1.1) million, respectively, and is included in other liabilities in the accompanying financial statements. The carrying value of the Senior Notes as of these dates was reduced by the same amount. Because the swap agreement is considered an effective fair-value hedge, there will be no effect on our results of operations from the mark-to-market adjustment as long as the swap is in effect.

Contractual Uncertainties Related to Certain Facilities

Cornell Abraxas Academy (formerly the New Morgan Academy).  We closed the Cornell Abraxas Academy (formerly the New Morgan Academy) in the fourth quarter of 2002. The facility, which reopened in October 2006, operates as a residential treatment facility for youth sex offenders.

The carrying value of the property and equipment for the Cornell Abraxas Academy was approximately $19.4 million and $19.5 million at March 31, 2007 and December 31, 2006, respectively. We believe that, pursuant to the provisions of SFAS No. 144, no impairment has occurred.

Great Plains Correctional Facility.  We believe that our existing contract with the Oklahoma Department of Corrections (“OKDOC”) with respect to our leased Great Plains Correctional Facility expired in July 2006. Despite negotiations with OKDOC since early 2006, we have been unable to agree on terms for a new contract.  As a result, to preserve our rights relative to other business opportunities, in October 2006 the Hinton Economic Development Authority notified OKDOC of our intent to terminate the contract.  Effective April 1, 2007, the facility was vacant. At our Great Plains Correctional Facility, as with all our facilities, we seek to maximize the operating potential based on an assessment of which potential customer(s) would enable us to realize the highest economic value. This facility generated revenues of approximately $1.9 million and $3.2 million in the three months ended March 31, 2007 and 2006, respectively.  The net carrying value of this facility was approximately $35.8 million and $36.1 million at March 31, 2007 and December 31, 2006, respectively. As it is our intent to reactivate this facility, the operations of this facility has not been reported as discontinued operations. In May 2007, we were awarded a contract by the Arizona Department of Corrections to house 2,000 medium-security inmates at this facility. The anticipated start date of the contract is expected to occur in the third quarter of 2007. We believe that no impairment has occurred.

Hector Garza Residential Treatment Center (formerly the Campbell Griffin Treatment Center).  In October 2005, we initiated the temporary closure of this leased facility in San Antonio, Texas.  It is our intent to reactivate this facility during the year ending December 31, 2007. Accordingly, it has not been reported as discontinued operations.  Our net carrying value for this facility at March 31, 2007 and December 31, 2006 was approximately $4.3 million and $4.2 million, respectively. We believe that no impairment has occurred. Our inability to obtain a new customer for this facility could have an adverse effect on our financial condition, results of operations and liquidity.

Future Liquidity. We believe that the existing cash and the cash flows generated from operations, together with the credit available under our Credit Facility, will provide sufficient liquidity to meet our committed capital and working capital requirements for currently awarded and certain potential future development contracts. To the extent our cash and current financing arrangements do not provide sufficient financing to fund construction costs related to future contract awards, acquisitions or significant facility expansions, we anticipate obtaining additional sources of financing to fund such activities. However, there can be no assurance that such financing will be available or will be available on terms favorable to us.

Contractual Obligations and Commercial Commitments. We have assumed various financial obligations and commitments in the ordinary course of conducting our business. We have contractual obligations requiring future cash payments under our existing contractual arrangements, such as management, consultative and non-competition agreements.

We maintain operating leases in the ordinary course of our business activities. These leases include those for operating facilities, office space and office and operating equipment, and the terms of the agreements vary from 2007 until 2075. As of March 31, 2007, our total commitment under these operating leases was approximately $28.0 million.

The following table details known future cash payments (on an undiscounted basis) related to various contractual obligations as of March 31, 2007 (in thousands):

	Payments Due by Period
	Total	2007	2008 - 2009	2010 - 2011	Thereafter

Contractual Obligations:
Long-term debt – principal
- Cornell Companies, Inc.	$112,000	$—	$—	$—	$112,000
- Special Purpose Entities	156,000	10,500	23,800	28,000	93,700
Long-term debt - interest (1)
- Cornell Companies, Inc.	64,606	9,255	24,620	24,595	6,136
- Special Purpose Entities	74,867	6,607	23,682	19,482	25,096
Construction commitments	28,356	28,356	—	—	—
Capital lease obligations
- Cornell Companies, Inc.	47	10	23	14	—
Operating leases	28,048	4,593	9,615	4,791	9,049
Consultative and non-competition agreements	585	335	250	—	—
Total contractual cash obligations	$464,509	$59,656	$81,990	$76,882	$245,981

(1)             We have an interest rate swap agreement under which we receive a fixed interest rate and pay a floating interest rate. The future cash payments on the Cornell Companies, Inc. long-term debt — interest assume an effective rate of 10.91% on the related interest rate swap contract.

We enter into letters of credit in the ordinary course of operating and financing activities. As of March 31, 2007, we had outstanding letters of credit of approximately $10.3 million related to insurance and other operating activities. The following table details our letter of credit commitments as of March 31, 2007 (in thousands):

	Total	Amount of Commitment Expiration Per Period
	Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Commercial Commitments:
Standby letters of credit	$10,251	$9,501	$—	$750	$—

Forward-Looking Statements

The statements included in this quarterly report regarding future financial performance, expected future actions and activities, results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Statements to the effect that we or management “anticipates,” “believes,” “budgets,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “predicts,” or “projects” a particular result or course of events, or that such result or course of events “could,” “might,” “may,” “scheduled” or “should” occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, revenues, revenue mix, expenses, personnel costs, operating margins, financial results, liquidity, working capital requirements, pricing, per diem rates, utilization, increasing number of parolees and inmates, effectiveness of our strategy, capital requirements, capital expenditures, our contract from the Arizona Department of Corrections for our Great Plains Correctional Facility, planned projects, expansions, the timing and cost of completion of capital projects, performance of acquired facilities and businesses, demand, supply, customer programs, contract commencements, future activity and market outlook in our various market sectors, debt levels and other uses of excess cash, our effective tax rate, changes in laws and regulations, results and effects of legal proceedings and governmental audits and assessments, adequacy of insurance, adequacy of cash flow for our obligations, effects of accounting changes and adoption of accounting policies. Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to, those described in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006 and other factors discussed in this quarterly report and in our other filings with the SEC, which are available free of charge on the SEC's website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

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

Interest Rate Exposure

Our exposure to changes in interest rates primarily results from our long-term debt with both fixed and floating interest rates. The debt on our consolidated financial statements with fixed interest rates consists of the 8.47% Bonds issued by MCF in August 2001 in connection with the 2001 Sale and Leaseback Transaction and approximately $28.0 million of the Senior Notes (not hedged by the interest rate swap). At March 31, 2007, approximately 31.5% ($84.0 million of debt outstanding on the Senior notes issued in June 2004) of our consolidated long-term debt was subject to variable interest rates. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $0.2 million for the three months ended March 31, 2007. At March 31, 2007, the fair value of our consolidated fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, and as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period required by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective as of that date.

Changes in Internal Control over Financial Reporting

In connection with the evaluation as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act, we have not identified any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during our fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II               OTHER INFORMATION

ITEM 1.	Legal Proceedings.

See Part I, Item 1. Financial Statements, Note 9.

ITEM 1A.	Risk Factors.

The risk factors as previously discussed in our Form 10-K for the fiscal year ended December 31, 2006 are incorporated herein by this reference. There are no material changes to such risk factors.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

The submission of matters to a vote of security holders as previously discussed in our Form 10K for the fiscal year ended December 31, 2006 are incorporated herein by this reference. There have been no other matters submitted to a vote of the securities holders in the three months ended March 31, 2007.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.
	3.1	Restated Certificate of Incorporation of Cornell Companies, Inc. (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1996)
	3.2	Amended and Restated Bylaws of Cornell Companies, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
3.3

Certificate of Amendment of Restated Certificate of Incorporation of Cornell Companies, Inc. (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 (Registration No. 333-42444))

10.1

Agreement dated March 9, 2007, between Cornell Companies, Inc., North Star Group and Wynnefield Group (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on March 12, 2007)

	10.2	Employment Agreement, dated as of March 19, 2007, between Cornell Companies, Inc. and William E. Turcotte
	31.1	Section 302 Certification of Chief Executive Officer
	31.2	Section 302 Certification of Chief Financial Officer
	32.1	Section 906 Certification of Chief Executive Officer
	32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNELL COMPANIES, INC.

Date: May 10, 2007	By:	/s/ James E. Hyman
JAMES E. HYMAN
Chief Executive Officer and Chairman of the
Board (Principal Executive Officer)

Date: May 10, 2007	By:	/s/ John R. Nieser
JOHN R. NIESER
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)