Form 10-Q
period 2007-06-30
CORNELL COMPANIES INC
filed 2007-08-09
CIK 1016152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Yes  ☒  No ☐

At July 31, 2007, the registrant had 14,304,793 shares of common stock outstanding.

Cornell Companies, Inc.

Table of Contents

Form 10-Q

PART I      FINANCIAL INFORMATION

ITEM 1.      Financial Statements.

CORNELL COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,848	$18,529
Investment securities available for sale	8,450	11,925
Accounts receivable — trade (net of allowance for doubtful accounts of $3,698 and $3,644, respectively)	62,292	72,723
Other receivables (net of allowance for doubtful accounts of $5,297)	3,068	3,751
Debt service fund and other restricted assets	30,652	24,611
Deferred tax assets	6,672	6,672
Prepaid expenses and other	5,899	7,540
Total current assets	129,881	145,751
PROPERTY AND EQUIPMENT, net	340,779	319,064
OTHER ASSETS:
Debt service reserve fund	24,228	23,801
Goodwill	13,355	12,339
Intangible assets, net	5,804	6,926
Deferred costs and other	20,992	15,652
Total assets	$535,039	$523,533

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$60,291	$60,163
Current portion of long-term debt	10,510	10,510
Total current liabilities	70,801	70,673
LONG-TERM DEBT, net of current portion	254,463	255,471
DEFERRED TAX LIABILITIES	11,708	11,373
OTHER LONG-TERM LIABILITIES	8,945	4,452
Total liabilities	345,917	341,969

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 30,000,000 shares authorized, 15,745,917 and 15,603,917 shares issued and 14,230,871 and 14,063,523 shares outstanding, respectively	16	16
Additional paid-in capital	157,948	154,411
Retained earnings	43,324	38,964
Treasury stock (1,515,046 and 1,540,394 shares of common stock, at cost, respectively)	(12,105)	(12,308)
Accumulated other comprehensive income (loss)	(61)	481
Total stockholders’ equity	189,122	181,564
Total liabilities and stockholders’ equity	$535,039	$523,533

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

REVENUES	$91,494	$90,497	$181,138	$174,345
OPERATING EXPENSES	68,360	67,135	137,973	132,278
PRE-OPENING AND START-UP EXPENSES	—	—	—	2,657
DEPRECIATION AND AMORTIZATION	3,912	4,213	7,753	7,939
GENERAL AND ADMINISTRATIVE EXPENSES	7,175	5,438	15,532	10,550

INCOME FROM OPERATIONS	12,047	13,711	19,880	20,921
INTEREST EXPENSE	6,687	7,220	13,467	12,785
INTEREST INCOME	(769)	(625)	(915)	(1,148)

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	6,129	7,116	7,328	9,284
PROVISION FOR INCOME TAXES	2,683	3,053	3,219	4,009

INCOME FROM CONTINUING OPERATIONS	3,446	4,063	4,109	5,275

DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF $98 AND $381 IN 2006	—	(182)	—	(707)

NET INCOME	$3,446	$3,881	$4,109	$4,568

EARNINGS (LOSS) PER SHARE:
BASIC
Income from continuing operations	$.24	$.29	$.29	$.38
Loss from discontinued operations, net of tax	—	(.01)	—	(.05)
Net income	$.24	$.28	$.29	$.33

DILUTED
Income from continuing operations	$.24	$.29	$.29	$.38
Loss from discontinued operations, net of tax	—	(.01)	—	(.05)
Net income	$.24	$.28	$.29	$.33

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	14,124	13,906	14,067	13,865
DILUTED	14,465	14,034	14,382	14,000

COMPREHENSIVE INCOME:
Net income	$3,446	$3,881	$4,109	$4,568
Unrealized loss on derivative instruments, net of tax benefit of $433 and $376 in 2007 and $327 and $536 in 2006	(623)	(470)	(541)	(771)
Comprehensive income	$2,823	$3,411	$3,568	$3,797

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,109	$4,568
Adjustments to reconcile net to net cash provided by operating activities -
Depreciation	6,631	6,818
Amortization of intangibles and other assets	1,208	1,208
Amortization of deferred compensation	—	(21)
Amortization of deferred financing costs	701	799
Amortization of Senior Notes discount	92	92
Stock-based compensation	1,270	1,156
Provision for bad debts	1,030	1,005
(Gain)/loss on sale of property and equipment	(282)	2
Deferred income taxes	711	2,877
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,765	(8,360)
Other restricted assets	(985)	609
Other assets	502	1,932
Accounts payable and accrued liabilities	(1,825)	(1,857)
Other long-term liabilities	(115)	16
Net cash provided by operating activities	17,812	10,844

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,003)	(9,073)
Purchases of investment securities	(241,425)	(185,050)
Sales of investment securities	244,900	183,325
Acquisition of a facility	(8,948)	—
Payments to restricted debt payment account, net	(5,483)	(6,294)
Net cash used in investing activities	(25,959)	(17,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit of stock option exercises	455	198
Payments of capital lease obligations	(5)	(5)
Proceeds from exercise of stock options	2,016	1,554
Net cash provided by financing activities	2,466	1,747

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,681)	(4,501)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,529	13,723
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,848	$9,222

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in fair value of interest rate swap	$1,095	$2,941
Other comprehensive loss, net of tax	(541)	(771)
Common stock issued for board of directors fees	—	266
Borrowings under capital leases	—	56
Purchases and additions to property and equipment included in accounts payable and accrued liabilities	4,113	—

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Cornell Companies, Inc. (collectively with its subsidiaries and consolidated special purpose entities, the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Estimates were used in the preparation of these financial statements.  Actual results could differ from those estimates.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2.                 Accounting Policies

See a description of our accounting policies in our 2006 Annual Report on Form 10-K.

Adoption of Financial Accounting Standards Board Interpretation No. 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”).  FIN No. 48 establishes a single model to address the accounting for uncertain tax positions.  FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN No. 48 also provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for the related interest and penalties, transition and accounting in interim periods.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and requires that the impact of the adoption of FIN No. 48 be recorded as an adjustment to beginning retained earnings at January 1, 2007.

We adopted the provisions of FIN No. 48 on January 1, 2007.  Our total amount of unrecognized tax benefits as of the adoption date was approximately $3.0 million.  As a result of the adoption of FIN No. 48, we recorded a cumulative effect adjustment of approximately $0.3 million which increased retained earnings at January 1, 2007.  The amount of unrecognized tax benefits did not materially change in the six months ended June 30, 2007.

Included in the unrecognized tax benefits balance as of January 1, 2007, are approximately $0.8 million of tax benefits that, if recognized in future periods, would impact our effective tax rate.  The difference of approximately $2.2 million between the total amount of unrecognized tax benefits of $3.0 million and the amount that would impact our effective tax rate was offset by an increase in deferred tax assets, primarily related to net operating loss carry forwards, as of January 1, 2007.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Operations and Comprehensive Income (loss) and totaled approximately $0.02 million and $0.04 million in the three and six months ended June 30, 2007. Accrued interest and penalties were approximately $0.3 million at June 30, 2007 and January 1, 2007.

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

Additionally, we have an employee stock purchase plan (“ESPP”) under which employees can make contributions to purchase our common stock. Participation in the plan is elected annually by employees. The plan year typically begins each January 1st (the “Grant Date”) and ends on December 31st (the “Exercise Date”). For 2007, however, the plan year began April 1, 2007.  Purchases of common stock are made at the end of the year using the lower of the fair market value on either the Grant Date or Exercise Date, less a 15% discount. Under SFAS No. 123R our employee-stock purchase plan is considered to be a compensatory ESPP, and therefore, we are required to recognize compensation cost over the requisite service period for grants made under the ESPP.

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

At June 30, 2006, 60,000 shares of restricted stock were outstanding subject to performance-based vesting criteria (30,000 of these are considered market-based restricted stock under SFAS No. 123R). Additionally, 152,200 stock options were outstanding subject to performance-based vesting criteria (19,600 of these were considered market-based options under SFAS No. 123R).  The 30,000 shares of restricted stock and the 19,600 stock options which were considered market-based restricted stock were valued using a Monte Carlo simulation probability model to estimate future stock returns. The grant date fair value of these shares was $9.05 per share for a total value of $0.5 million. We recognized $0.04 million and $0.08 million of expense associated with these shares of restricted stock and options during the three and six months ended June 30, 2006, respectively.

At June 30, 2007, 137,500 shares of restricted stock were outstanding subject to performance-based vesting criteria (45,000 of these restricted shares were considered market-based restricted stock under SFAS No. 123R).  There were also 100,100 stock options outstanding subject to performance-based vesting criteria.  We recognized $0.13 million and $0.26 million of expense associated with these shares of restricted stock and stock options during the three and six months ended June 30, 2007.

The amounts above relate to the impact of recognizing compensation expense related to stock options and restricted stock. Compensation expense related to stock options (100,100 shares) and restricted stock (92,500 shares) that vest based upon performance conditions is not recorded for such performance-based awards until it has been deemed probable that the related performance targets allowing the vesting of these options and restricted stock  will be met. We are required to periodically re-assess the probability and record expense at the point in time, if ever, it becomes probable these options will vest. During the fourth quarter of 2006 it was deemed probable that the performance targets pertaining to certain restricted stock and stock options would be achieved by their vesting date. Accordingly, compensation expense of approximately $0.1 million and $0.2 million has been recognized for the three and six months ended June 30, 2007, respectively, related to these stock-based awards.

We recognize expense for our stock-based compensation over the vesting period, which represents the period in which an employee is required to provide service in exchange for the award. We recognize compensation expense for stock-based awards immediately if the award has immediate vesting.

Assumptions

The fair values for the significant stock-based awards granted during the six months ended June 30, 2007 and 2006 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended
	June 30,
	2007	2006

Risk-free rate of return	4.55%	4.31%
Expected life of award	5.55 years	5 years
Expected dividend yield of stock	0%	0%
Expected volatility of stock	41.95%	45.48%
Weighted-average fair value	$9.74	6.24

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

In accordance with SAB 107, we used the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during the six months ended June 30, 2007 and 2006.

Stock-based award activity during the six months ended June 30, 2007 was as follows (aggregate intrinsic value in millions):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2006	655,260	$12.87	7.6	$8.4
Granted	68,750	21.30
Exercised	(142,000)	12.11
Canceled	(44,988)	13.15

Outstanding at June 30, 2007	537,022	$14.12	7.2	$7.6

Vested and expected to vest at June 30, 2007	411,988	$14.12	7.1	$5.8

Exercisable at June 30, 2007	270,693	$13.63	6.8	$3.7

The total intrinsic value of stock options exercised during the six months ended June 30, 2007 and 2006 was $1.3 million and $0.6 million, respectively. Net cash proceeds from the exercise of stock options were approximately $2.0 million and $1.6 million for the six months ended June 30, 2007 and 2006, respectively.

As of June 30, 2007, approximately $0.8 million of estimated expense with respect to time-based nonvested stock option awards has yet to be recognized and will be amortized into expense over the employee’s remaining requisite service period of approximately 2.75 years. As of June 30, 2007, approximately $0.6 million of estimated expense with respect to performance based nonvested stock option awards has yet to be recognized and will be recorded if it becomes probable that these options will vest.

The following table summarizes information with respect to stock options outstanding and exercisable at June 30, 2007.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.75 to $10.00	27,370	4.3	$5.83	26,557	$5.76
$10.01 to $13.50	180,302	7.0	12.78	93,086	12.79
$13.51 to $14.50	247,000	7.0	13.96	105,700	13.85
$14.51 to $22.00	82,350	8.8	20.31	45,350	19.44
	537,022	7.2	$14.12	270,693	$13.63

Stock-based award activity for nonvested awards during the six months ended June 30, 2007 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	322,170	$13.40
Granted	68,750	21.30
Vested	(79,603)	16.27
Canceled	(44,988)	13.15

Nonvested at June 30, 2007	266,329	$14.63

Restricted Stock

We have previously issued restricted stock under certain employment agreements which vests over a specific period of time, generally three to five years.  During the six months ended June 30, 2007, we also issued restricted stock under both certain employment agreements and our 2006 Equity Incentive plan.  These shares of restricted common stock are subject to restrictions on transfer and certain conditions to vesting.

Restricted stock activity for the six months ended June 30, 2007 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	85,000	$10.87
Granted	185,000	22.67
Vested	—
Canceled	—

Nonvested at June 30, 2007	270,000	$18.95

We recognized $0.18 million and $0.23 million of expense associated with nonvested time-based restricted stock awards during the three and six months ended June, 30, 2007. As of June 30, 2007, approximately $2.4 million of estimated expense with respect to nonvested time-based restricted stock awards had yet to be recognized and will be amortized over a weighted average period of 3.01 years. Approximately $1.8 million of estimated expense with respect to nonvested performance-based restricted stock option awards had yet to be recognized as of June 30, 2007.

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

Under the terms of the Merger Agreement, because the Merger was terminated, we reimbursed $2.5 million of costs incurred by Veritas, Parent and Merger Sub in connection with the proposed merger in February 2007. Such costs for legal and external professional and consulting fees are reflected in general and administrative expenses for the six months ended June 30, 2007.

4.                 Discontinued Operations and Management Restructuring

We classify as discontinued operations those components of our business that we hold for sale or that have been disposed and have cash flows that are clearly distinguishable operationally and for financial reporting purposes from the rest of our operations. For those components, we have no significant continuing involvement after completion of disposal and their operations are eliminated from our ongoing operations. During 2005, we closed certain facilities that qualified for discontinued operations and notifications were made to the required contracting entities regarding the termination of the related programs. At June 30, 2007, we did not have any significant net property and equipment balances pertaining to these operations.  There were no revenues generated by these discontinued operations in the three and six months ended June 30, 2007 and 2006.

5.                 Intangible Assets

Intangible assets at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	June 30, 2007	December 31, 2006

Non-compete agreements	$10,040	$10,040
Accumulated amortization – non-compete agreements	(7,809)	(7,240)
Acquired contract value	6,442	6,442
Accumulated amortization – contract value	(2,869)	(2,316)
Identified intangibles, net	5,804	6,926
Goodwill, net	13,355	12,339
Total intangibles, net	$19,159	$19,265

The changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows: (in thousands):

	Adult Secure	Juvenile	Adult Community- Based	Total

Balance as of December 31, 2006	$1,509	$1,060	$9,770	$12,339
Addition to goodwill	—	—	1,016	1,016
Balance as of June 30, 2007	$1,509	$1,060	$10,786	$13,355

During the six months ended June 30, 2007, an addition was recorded to goodwill to reflect the final release of amounts previously placed in escrow related to the acquisition of Correctional Systems, Inc. in April 2005.

Amortization expense for our non-compete agreements was approximately $0.3 million for the three months ended June 30, 2007 and 2006 and approximately $0.6 million for the six months ended June 30, 2007 and 2006.  Amortization expense for our non-compete agreements is expected to be approximately $1.1 million for each of the next two years ended December 31 and approximately $0.7 million for the third year.

Amortization expense for our acquired contract value was approximately $0.3 million for the three months ended June 30, 2007 and 2006 and approximately $0.6 million for the six months ended June 30, 2007 and 2006.  Amortization expense for our acquired contract value is expected to be approximately $1.1 million for each of the next three years ended December 31 and approximately $0.6 million for the fourth year.

6.                 Credit Facilities

At June 30, 2007 and December 31, 2006, our long-term debt consisted of the following (in thousands):

	June 30, 2007	December 31, 2006

Debt of Cornell Companies, Inc.:
Senior Notes, unsecured, due July 2012 with an interest rate of 10.75%, net of discount of $921 and $1,013, respectively	$111,079	$110,987
Fair-value adjustment of Senior Notes as a result of interest rate swap	(2,148)	(1,053)
Revolving Line of Credit due June 2008 with an interest rate of LIBOR plus 2.25% to 3.5% or prime plus 0.75% to 2.00% (the “Credit Facility”)	—	—
Capital lease obligations	42	47
Subtotal	108,973	109,981

Debt of Special Purpose Entity:
8.47% Bonds due 2016	156,000	156,000

Total consolidated debt	264,973	265,981

Less: current maturities	(10,510)	(10,510)

Consolidated long-term debt	$254,463	$255,471

Long-Term Credit Facilities.  Our Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit, and is reduced by outstanding letters of credit.  The available commitment under our Credit Facility was approximately $49.7 million at June 30, 2007.  We had no outstanding borrowings on our Credit Facility at June 30, 2007, but we had outstanding letters of credit of approximately $10.3 million.  Subject to certain requirements, we have the right to increase the commitments under our Credit Facility up to an aggregate amount of $100.0 million.  Our Credit Facility matures in June 2008 and bears interest, at our election, depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.75% to 2.00%, or a rate which ranges from 2.25% to 3.50% above the applicable LIBOR rate. Our Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. Our Credit Facility is not secured by the assets of Municipal Corrections Finance, LP (“MCF”).  Our Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants.

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

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate.  The terms of the interest rate swap contract and the underlying debt instrument are identical.  We have designated the swap agreement as a fair value hedge.  The swap has a notional amount of $84.0 million and matures in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, we pay on a semi-annual basis (each January 1 and July 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receive a fixed-rate interest of 10.75%.  For the three and six months ended June 30, 2007, we recorded interest expense related to this interest rate swap of approximately $0.09 million and $0.1 million, respectively, which is reflected as interest expense in the accompanying financial statements. For the three and six months ended June 30, 2006, we recorded interest expense related to this interest rate swap of approximately $0.1 million and $0.04 million, respectively, which is reflected as interest expense in the accompanying financial statements.  The swap agreements are marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes.  At June 30, 2007 and December 31, 2006, the fair value of this derivative instrument was approximately ($2.1) million and ($1.1) million, respectively, and is included in other long-term liabilities in the accompanying financial statements.  The carrying value of the Senior Notes as of these dates was adjusted accordingly by the same amount. Because the swap agreement is an effective fair-value hedge, there will be no effect on our results of operations from the mark-to-market adjustment as long as the swap is in effect.

7.                 Projects Under Development, Construction or Renovation

During 2006, the Federal Bureau of Prisons (“BOP”) solicited a Request for Proposals (“RFP”) for services to house approximately 7,000 low security, non-United States citizens, sentenced males in an existing secure correctional institution procured from private sources or state and local governments, with excess capacity, located in Arizona, California, Louisiana, New Mexico, Oklahoma or Texas to replace several existing intergovernmental agreements (“IGA”) for such services, including the IGA relating to our Big Spring Correctional Center in Texas. In January 2007, we were awarded a contract from the BOP for our Big Spring Correctional Center. In conjunction with this contract, we are performing certain facility expansion projects during the year ending December 31, 2007. As of June 30, 2007, we had incurred and capitalized costs of approximately $7.8 million related to these expansion projects.

In May 2007, we were awarded a contract by the Arizona Department of Corrections for our Great Plains Correctional Facility in Hinton, Oklahoma. The contract calls for a total of 2,000 medium-security inmates to be housed at the facility. We expect to house approximately 916 inmates at the existing facility and the remainder would be housed through an expansion of the existing facility. We are finalizing the scheduling with the customer; and we currently expect to begin receiving inmates late in the third quarter of 2007 and to complete expansion of the facility in the fourth quarter of 2008. Total capital expenditures associated with the expansion are estimated at approximately $55.0 million, subject to finalization of design and construction agreements.

We are also expanding the D. Ray James Prison in Georgia during the year ending December 31, 2007 to increase its service capacity by 300 beds. As of June 30, 2007, we had incurred and capitalized costs of approximately $7.6 million related to this expansion. In August 2007, we announced that we intend to initiate a second expansion at the D. Ray James Prison. This expansion is expected to increase service capacity by 700 beds and construction, which we anticipate will begin in 2008, should be complete by the beginning of 2009. We expect the related capital expenditures for this expansion to range from $28.0 million to $33.0 million, depending on the finalization of design and construction agreements.

8.                 Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution from common stock equivalents such as stock options and warrants.  For the three months ended June 30, 2007 and 2006, there were 15,000 shares ($25.00 average price) and 69,100 shares ($15.58 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. For the six months ended June 30, 2007 and 2006, there were 15,000 shares ($25.00 average price) and 71,600 shares ($15.55 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Income from continuing operations	$3,446	$4,063	$4,109	$5,275
Loss from discontinued operations, net of taxes	—	(182)	—	(707)
Net income	$3,446	$3,881	$4,109	$4,568

Weighted average common shares outstanding	14,124	13,906	14,067	13,865
Weighted average common share equivalents outstanding	341	128	315	135

Weighted average common shares and common share equivalents outstanding	14,465	14,034	14,382	14,000

Basic earnings (loss) per share:
Income from continuing operations	$.24	$.29	$.29	$.38
Loss from discontinued operations, net of tax	—	(.01)	—	(.05)
Net income	$.24	$.28	$.29	$.33

Diluted earnings (loss) per share:
Income from continuing operations	$.24	$.29	$.29	$.38
Loss from discontinued operations, net of tax	—	(.01)	—	(.05)
Net income	$.24	$.28	$.29	$.33

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

In the year ended December 31, 2005, we recorded a charge of $0.2 million related to this lawsuit. In addition, we previously have provided insurance reserves for this matter (as part of our regular review of reported and unreported claims) totaling approximately $0.5 million.  During the third quarter of 2006, we recorded an additional settlement charge of approximately $0.9 million and the related reimbursement from our general liability and professional liability insurance.  The charge and reimbursement was recognized in general and administrative expenses for the year ended December 31, 2006. The reimbursement was funded by the insurance carrier in the first quarter of 2007 into a settlement account.  The court granted preliminary approval of the settlement in the second quarter of 2007, and the claims administration process is now underway. We expect the claims administration process to be completed by the end of 2007 and the final court approval of the settlement in the first half of 2008.

Alexander Youth Services Center

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

Southern Peaks Regional Treatment Center

In January 2004, we initiated legal proceedings in the lawsuit styled Cornell Corrections of California, Inc. v. Longboat Global Advisors, LLC, et al., No.2004 CV79761 in the Superior Court of Fulton County, Georgia under theories of fraud, conversion, breach of contract and other theories to determine the location of and to recover funds previously deposited by us into what we believed to be an escrow account in connection with the development and construction of the Southern Peaks Regional Treatment Center. Of the funds previously deposited, approximately $5.3 million remains to be recovered at June

30, 2007. In December 2004, the jury awarded us approximately $6.5 million in compensatory damages and approximately $1.4 million in punitive damages, plus attorneys’ fees. The actual damages portion of the award under the final Judgment and Decree (“Judgment”) entered on December 20, 2006 was adjusted downward to the $5.4 million actually lost by us.  The award for compensatory damages accrues pre-judgment interest at a rate of 7 percent from the date of loss through the date of judgment. Following the jury verdicts, we collected approximately $0.4 million in January 2005 in funds that had been previously frozen under a temporary restraining order issued at the time that we commenced this litigation. Currently, one of the defendants has filed an appeal of the Judgment.  Due to the continued uncertainty surrounding the ultimate recovery of the funds previously deposited, we recorded an additional reserve in the amount of approximately $0.3 million in the quarter ended December 31, 2006.  We will continue to maintain our existing reserve of approximately $5.3 million in an allowance for doubtful accounts against the corresponding balance as carried in other receivables at June 30, 2007 and December 31, 2006.

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

Settlement of Claim

In August 2007, we settled a lawsuit we had filed in the 333rd State District Court in Houston, Texas, Cause No. 2005-55083 against Locke Liddell & Sapp PLLC and an individual partner of Locke Liddell & Sapp PLLC, (the “Defendants”) relating to the Defendant’s representation of the Company in a transaction involving our Southern Peaks Regional Treatment Center in Canon City, Colorado. Under the terms of the settlement, we are to receive approximately $1.9 million in August 2007. We expect to incur approximately $0.3 million in expense related to this matter in the third quarter of 2007.

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

During the period from August 2000 through May 2003, our general liability and professional liability coverage was provided by Specialty Surplus Insurance Company, a Kemper Insurance Company (Kemper) group member. In June 2004, the Illinois Department of Insurance gave Kemper permission to proceed with a run-off plan it had previously submitted. The three-year plan is designed to help Kemper meet its goal of resolving, to the maximum extent possible, all valid policyholder claims. In view of the risks and uncertainties involved in implementing the plan, including the need to achieve significant policy buybacks, commutation of reinsurance agreements, and further agreements with regulators, the plan may not be successfully implemented by Kemper. In the year ended December 31, 2004, we accrued a provision of $0.6 million, and estimated our range of additional exposure to be approximately $0.5 million with respect to outstanding claims incurred during this policy period with Kemper which would become our obligation to resolve if not settled through Kemper. During the year ended December 31, 2005, Kemper continued to implement its run-off plan. As a result, several of our significant claims were settled by Kemper during 2005. In conjunction with these settlements, we recorded a charge against our existing accrual in the amount of $0.3 million. Based on our analysis of the claims activity during the third quarter of 2005, we felt it necessary to accrue an additional provision in the amount of approximately $0.2 million during the third quarter of 2005. Additional significant claims continued to be settled by Kemper during the second half of 2006. As a result, we released reserves of approximately $0.4 million during the quarter ended December 31, 2006. At June 30, 2007, we do not believe there is significant exposure above our existing $0.1 million accrual for those outstanding claims which could become our obligation to resolve if not settled through Kemper.

While the outcome of such matters cannot be predicated with certainty, based on the information known to date, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial condition, operating results or cash flows.

10.   Facility Acquisition

High Plains Correctional Facility

In May 2007, we acquired from GRW Corporation the High Plains Correctional Facility in Brush, Colorado. The facility currently has the capacity to house approximately 270 medium-security female inmates under an Intergovernmental Agreement with the City of Brush and the Colorado Department of Corrections.  The purchase price was $8.9 million and was allocated entirely to the property and equipment acquired.

11.   Derivative Financial Instruments and Guarantees

Debt Service Reserve Fund and Debt Service Fund

In August 2001, MCF completed a bond offering to finance the 2001 Sale and Leaseback Transaction.  In connection with this bond offering, two reserve fund accounts were established by MCF pursuant to the terms of the indenture: (1) MCF’s Debt Service Reserve Fund, aggregating approximately $24.2 million at June 30, 2007, was established to make payments on MCF’s outstanding bonds in the event we (as lessee) should fail to make the scheduled rental payments to MCF and (2) MCF’s Debt Service Fund, aggregating approximately $28.4 million at June 30, 2007, used to accumulate the monthly lease payments that MCF receives from us until such funds are used to pay MCF’s semi-annual bond interest and annual bond principal payments.  Both reserve fund accounts are subject to the agreements with the MCF Equity Investors whereby guaranteed rates of return of 3.0% and 5.08%, respectively, are provided for in the balance of the Debt Service Reserve Fund and the Debt Service Fund.  The guaranteed rates of return are characterized as cash flow hedge derivative instruments.  At inception, the derivatives had an aggregate fair value of $4.0 million, which has been recorded as a decrease to the equity investment in MCF made by the MCF Equity Investors (MCF minority interest) and as a deferred liability in our Consolidated Balance Sheets. Changes in the fair value of the derivative instruments are recorded as an adjustment to other long-term liabilities and reported as other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Income.  At June 30, 2007 and December 31, 2006, the fair value of these derivative instruments was approximately $4.1 million and $3.2 million, respectively.  Our Consolidated Statements of Operations and Comprehensive Income include a comprehensive loss of approximately $0.6 million and $0.5 million in the three and six months ended June 30, 2007 related to these derivative instruments. For the three and six months ended June 30, 2006, we reported unrealized losses in other comprehensive income of approximately $0.5 million and $0.8 million, respectively.

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

12.   Segment Disclosure

Our three operating divisions are our reportable segments.  The adult secure institutional services segment consists of the operations of secure adult incarceration facilities.  The juvenile segment consists of providing residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of 10 and 17 who have either been adjudicated or suffer from behavioral problems.  The adult community-based corrections and treatment services segment consists of providing pre-release and halfway house programs for adult offenders who are either on probation or serving the last three to six-months of their sentences on parole and preparing for re-entry into society at large as well as community-based treatment and education programs as an alternative to incarceration.  All of our customers and long-lived assets are located in the United States of America.  The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in our 2006 Annual Report on Form 10-K.  Intangible assets are not included in each segment’s reportable assets, and the related amortization of intangible assets is not included in the determination of a segment’s income from operations.  We evaluate performance based on income or loss from operations before general and administrative expenses, incentive bonuses, amortization of intangibles, interest and income taxes.  Corporate and other assets are comprised primarily of cash, investment securities available for sale, accounts receivable, debt service fund, deposits, property and equipment, deferred taxes, deferred costs and other assets.  Corporate and other expense from operations primarily consists of depreciation on the corporate office facilities and equipment and specific general and administrative charges pertaining to corporate personnel, and is presented separately as such charges cannot be readily identified for allocation to a particular segment.

The following table excludes the results of discontinued operations for the revenue, pre-opening and start-up expenses and income from operations categories for all periods presented.  The only significant non-cash item reported in the respective segment’s income from operations is depreciation and amortization (excluding intangibles) (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues
Adult secure institutional	$47,775	$45,827	$94,284	$83,711
Juvenile	26,767	28,699	53,565	57,992
Adult community-based	16,952	15,971	33,289	32,642
Total revenues	$91,494	$90,497	$181,138	$174,345

Pre-opening and start-up expenses
Adult secure institutional	$—	$—	$—	$2,657
Juvenile	—	—	—	—
Adult community-based	—	—	—	—
Total pre-opening and start-up expenses	$—	$—	$—	$2,657

Income from operations
Adult secure institutional	$11,756	$13,110	$23,627	$20,674
Juvenile	3,721	4,098	6,121	6,611
Adult community-based	4,495	2,762	7,152	5,881
Subtotal	19,972	19,970	36,900	33,166
General and administrative expense	(7,175)	(5,438)	(15,532)	(10,550)
Amortization of intangibles	(561)	(561)	(1,121)	(1,121)
Corporate and other	(189)	(260)	(367)	(574)
Total income from operations	$12,047	$13,711	$19,880	$20,921

Loss on discontinued operations, net of tax
Adult secure institutional	$—	$—	$—	$—
Juvenile	—	(183)	—	(707)
Adult community-based	—	1	—	—
Total loss on discontinued operations, net of tax	$—	$(182)	$—	$(707)

	June 30, 2007	December 31, 2006
Assets
Adult secure institutional	$252,104	$233,670
Juvenile	98,831	100,366
Adult community-based	61,267	63,105
Intangible assets, net	19,159	19,265
Corporate and other	103,678	107,127
Total assets	$535,039	$523,533

13.       Guarantor Disclosures

We completed an offering of $112.0 million of Senior Notes in June 2004.  The Senior Notes are guaranteed by each of our subsidiaries (the Guarantor Subsidiaries).  These guarantees are joint and several obligations of the Guarantor Subsidiaries. MCF does not guarantee the Senior Notes (Non-Guarantor Subsidiary). The following condensed consolidating financial information presents the financial condition, results of operations and cash flows of the Guarantor Subsidiaries and the Non-Guarantor Subsidiary, together with the consolidating adjustments necessary to present our results on a consolidated basis.

Condensed Consolidating Balance Sheet as of June 30, 2007 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$12,252	$555	$41	$—	$12,848
Investment securities available for sale	8,450	—	—	—	8,450
Accounts receivable	1,629	63,021	710	—	65,360
Debt service fund and other restricted assets	—	2,216	28,436	—	30,652
Prepaid expenses and other	11,554	1,017	—	—	12,571
Total current assets	33,885	66,809	29,187	—	129,881
Property and equipment, net	234	197,302	148,308	(5,065)	340,779
Other assets:
Debt service reserve fund	—	—	24,228	—	24,228
Deferred costs and other	53,086	26,336	6,394	(45,665)	40,151
Investment in subsidiaries	29,347	1,856	—	(31,203)	—
Total assets	$116,552	$292,303	$208,117	$(81,933)	$535,039

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable and accrued liabilities	$41,437	$14,698	$4,156	$—	$60,291
Current portion of long-term debt	—	10	10,500	—	10,510
Total current liabilities	41,437	14,708	14,656	—	70,801
Long-term debt, net of current portion	108,931	32	145,500	—	254,463
Deferred tax liabilities	11,670	94	(56)	—	11,708
Other long-term liabilities	9,532	95	46,257	(46,939)	8,945
Intercompany	(244,140)	244,140	—	—	—
Total liabilities	(72,570)	259,069	206,357	(46,939)	345,917
Stockholders’ equity	189,122	33,234	1,760	(34,994)	189,122
Total liabilities and stockholders’ equity	$116,552	$292,303	$208,117	$(81,933)	$535,039

Condensed Consolidating Balance Sheet as of December 31, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$18,083	$371	$75	$—	$18,529
Investment securities available for sale	11,925	—	—	—	11,925
Accounts receivable	2,661	73,448	365	—	76,474
Debt services and other restricted assets	—	1,658	22,953	—	24,611
Prepaid expenses and other	11,909	2,303	—	—	14,212
Total current assets	44,578	77,780	23,393	—	145,751
Property and equipment, net	108	173,916	150,419	(5,379)	319,064
Other assets:
Debt service reserve fund	—	—	23,801	—	23,801
Deferred costs and other	48,448	21,943	6,754	(42,228)	34,917
Investment in subsidiaries	27,427	2,237	—	(29,664)	—
Total assets	$120,561	$275,876	$204,367	$(77,271)	$523,533

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$46,791	$9,371	$5,577	$(1,576)	$60,163
Current portion of long-term debt	—	10	10,500	—	10,510
Total current liabilities	46,791	9,381	16,077	(1,576)	70,673
Long-term debt, net of current portion	109,934	37	145,500	—	255,471
Deferred tax liabilities	10,959	94	—	320	11,373
Other long-term liabilities	6,011	211	42,680	(44,450)	4,452
Intercompany	(234,698)	234,698	—	—	—
Total liabilities	(61,003)	244,421	204,257	(45,706)	341,969
Stockholders’ equity	181,564	31,455	110	(31,565)	181,564
Total liabilities and stockholders’ equity	$120,561	$275,876	$204,367	$(77,271)	$523,533

Condensed Consolidating Statement of Operations for the three months ended June 30, 2007 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$4,502	$103,180	$4,502	$(20,690)	$91,494
Operating expenses	5,858	83,077	29	(20,604)	68,360
Pre-opening and start-up expenses	—	—	—	—	—
Depreciation and amortization	—	3,012	1,055	(155)	3,912
General and administrative expenses	7,157	—	18	—	7,175
Income (loss) from operations	(8,513)	17,091	3,400	69	12,047
Overhead allocations	(12,950)	12,950	—	—	—
Interest, net	1,770	1,272	2,876	—	5,918
Equity earnings in subsidiaries	3,219	—	—	(3,219)	—
Income (loss) from continuing operations before provision for income taxes	5,886	2,869	524	(3,150)	6,129
Provision for income taxes	2,440	—	243	—	2,683
Income (loss) from continuing operations	3,446	2,869	281	(3,150)	3,446
Discontinued operations	—	—	—	—	—
Net income (loss)	$3,446	$2,869	$281	$(3,150)	$3,446

Condensed Consolidating Statement of Operations for the three months ended June 30, 2006 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$4,502	$103,501	$4,502	$(22,008)	$90,497
Operating expenses	4,893	84,157	7	(21,922)	67,135
Pre-opening and start-up expenses	—	—	—	—	—
Depreciation and amortization	—	3,291	1,055	(133)	4,213
General and administrative expenses	5,419	—	19	—	5,438
Income (loss) from operations	(5,810)	16,053	3,421	47	13,711
Overhead allocations	(9,017)	9,017	—	—	—
Interest, net	2,119	1,271	3,195	10	6,595
Equity earnings in subsidiaries	5,738	—	—	(5,738)	—
Income (loss) from continuing operations before provision for income taxes	6,826	5,765	226	(5,701)	7,116
Provision for income taxes	2,945	—	—	108	3,053
Income (loss) from continuing operations	3,881	5,765	226	(5,809)	4,063
Discontinued operations, net of tax benefit of $98	—	(182)	—	—	(182)
Net income (loss)	$3,881	$5,583	$226	$(5,809)	$3,881

Condensed Consolidating Statement of Operations for the six months ended June 30, 2007 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$9,004	$204,602	$9,004	$(41,472)	$181,138
Operating expenses	9,175	170,058	42	(41,302)	137,973
Pre-opening and start-up expenses	—	—	—	—	—
Depreciation and amortization	—	5,954	2,111	(312)	7,753
General and administrative expenses	15,495	—	37	—	15,532
Income (loss) from operations	(15,666)	28,590	6,814	142	19,880
Overhead allocations	(23,937)	23,937	—	—	—
Interest, net	3,562	2,546	6,444	—	12,552
Equity earnings in subsidiaries	2,409	—	—	(2,409)	—
Income (loss) from continuing operations before provision for income taxes	7,118	2,107	370	(2,267)	7,328
Provision for income taxes	3,009	—	210	—	3,219
Income (loss) from continuing operations	4,109	2,107	160	(2,267)	4,109
Discontinued operations	—	—	—	—	—
Net income (loss)	$4,109	$2,107	$160	$(2,267)	$4,109

Condensed Consolidating Statement of Operations for the six months ended June 30, 2006 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$9,004	$197,691	$9,004	$(41,354)	$174,345
Operating expenses	10,072	163,356	33	(41,183)	132,278
Pre-opening and start-up expenses	—	2,657	—	—	2,657
Depreciation and amortization	—	6,090	2,111	(262)	7,939
General and administrative expenses	10,512	—	38	—	10,550
Income (loss) from operations	(11,580)	25,588	6,822	91	20,921
Overhead allocations	(17,403)	17,403	—	—	—
Interest, net	2,597	2,540	6,479	21	11,637
Equity earnings in subsidiaries	5,181	—	—	(5,181)	—
Income (loss) from continuing operations before provision for income taxes	8,407	5,645	343	(5,111)	9,284
Provision for income taxes	3,839	—	—	170	4,009
Income (loss) from continuing operations	4,568	5,645	343	(5,281)	5,275
Discontinued operations, net of tax benefit of $381	—	(707)	—	—	(707)
Net income (loss)	$4,568	$4,938	$343	$(5,281)	$4,568

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2007 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(11,777)	$24,140	$5,449	$—	$17,812

Cash flows from investing activities:
Capital expenditures	—	(15,003)	—	—	(15,003)
Acquisition of a facility	—	(8,948)	—	—	(8,948)
Purchases of investment securities	(241,425)	—	—	—	(241,425)
Sales of investment securities	244,900	—	—	—	244,900
Payments to restricted debt payment account, net	—	—	(5,483)	—	(5,483)
Net cash provided by (used in) investing activities	$3,475	$(23,951)	$(5,483)	$—	$(25,959)

Cash flows from financing activities:
Tax benefit of stock option exercises	455	—	—	—	455
Payments on capital lease obligations	—	(5)	—	—	(5)
Proceeds from exercise of stock options	2,016	—	—	—	2,016
Net cash provided by (used in) financing activities	2,471	(5)	—	—	2,466

Net increase (decrease) in cash and cash equivalents	(5,831)	184	(34)	—	(5,681)

Cash and cash equivalents at beginning of period	18,083	371	75	—	18,529

Cash and cash equivalents at end of period	$12,252	$555	$41	$—	$12,848

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2006 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(4,090)	$8,615	$6,319	$—	$10,844

Cash flows from investing activities:
Capital expenditures	—	(9,073)	—	—	(9,073)
Purchase of investment securities	(185,050)	—	—	—	(185,050)
Sales of investment securities	183,325	—	—	—	183,325
Payments to restricted debt payment account, net	—	—	(6,294)	—	(6,294)
Net cash used in investing activities	$(1,725)	$(9,073)	$(6,294)	$—	$(17,092)

Cash flows from financing activities:
Tax benefit of stock option exercises	198	—	—	—	198
Payments on capital lease obligations	—	(5)	—	—	(5)
Proceeds from exercise of stock options	1,554	—	—	—	1,554
Net cash provided by (used in) financing activities	1,752	(5)	—	—	1,747

Net (decrease) increase in cash and cash equivalents	(4,063)	(463)	25	—	(4,501)

Cash and cash equivalents at beginning of period	12,579	1,114	30	—	13,723

Cash and cash equivalents at end of period	$8,516	$651	$55	$—	$9,222

ITEM 2.                             Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading provider of correctional, detention, educational, rehabilitation and treatment services outsourced by federal, state and local government agencies. We provide a diversified portfolio of services for adults and juveniles through our three operating divisions: (1) adult secure institution and detention services; (2) juvenile justice, educational and treatment services and (3) adult community-based corrections and treatment services. At June 30, 2007, we operated 74 facilities with a total service capacity of 17,257. We also had four facilities that were vacant with an aggregate service capacity of 990. Our facilities are located in 16 states and the District of Columbia.

The following table (which excludes data related to discontinued operating facilities) sets forth for the periods indicated total residential service capacity and contracted beds in operation at the end of the periods shown, average contract occupancy percentages and total non-residential service capacity.

	June 30,	June 30,
	2007	2006
Residential
Service capacity (1) (2)	14,826	14,348
Contracted beds in operation (end of period) (1) (3)	12,856	13,624
Average contract occupancy based on contracted beds in operation (1) (4) (5)	103.6%	95.7%
Average contract occupancy excluding start-up operations (1) (4) (5)	103.6%	95.7%
Non-Residential
Service capacity (1) (6)	3,421	4,792

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

We derive substantially all of our revenues from providing adult corrections and treatment and juvenile justice, educational and treatment services outsourced by federal, state and local government agencies in the United States.  Revenues for our services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis or on a cost-plus reimbursement basis. For the three months ended June 30, 2007, our revenue base consisted of 73.3% for services provided under per diem contracts, 20.1% for services provided under take-or-pay and management contracts, 4.0% for services provided under cost-plus reimbursement contracts, 2.0% for services provided under fee-for-service contracts and 0.6% from other miscellaneous sources. For the six months ended June 30, 2007, our revenue base consisted of 72.9% for services provided under per diem contracts, 20.0% for services provided under take-or-pay and management contracts, 4.4% for services provided under cost-plus reimbursement contracts, 2.2% for services provided under fee-for-service contracts and 0.5% from other miscellaneous sources.  While these percentages are generally consistent with comparable statistics for the three and six months ended June 30, 2006, there has been a decrease in the percentage of revenues for services provided under per diem contracts and in the percentage of revenues for services provided under cost-plus reimbursement contracts, and an increase in the percentage of revenues for services provided under take-or-pay contracts between the comparable periods.  The decrease in the percentage of revenues for services provided under per diem contracts and the increase in the percentage of revenues for services provided under take-or-pay contracts is primarily due to the operations of the Moshannon Valley Correctional Center which opened in April 2006.  The decrease in the percentage of revenues for services provided under cost-plus reimbursement contracts is due primarily to the termination of our management contracts at the Alexander Youth Services Center in January 2007 and at the South Mountain Secure Treatment Unit (“SMSTU”) in June 2006. Revenues can fluctuate from period to period due to changes in government funding policies, changes in the number of people referred to our facilities by governmental agencies, the opening of new facilities or the expansion of existing facilities and the termination of contracts for a facility or the closure of a facility.

Factors considered in determining billing rates to charge include: (1) the programs specified by the contract and the related staffing levels, (2) wage levels customary in the respective geographic areas, (3) whether the proposed facility is to be leased or purchased and (4) the anticipated average occupancy levels that could reasonably be maintained.

Revenues for our adult secure institutional services division are primarily generated from per diem, take-or-pay and management contracts.  We believe that these types of contracts will continue to be offered to the private sector as federal, state and local government agencies face challenges posed by increasing inmate populations. In addition, heightened focus on border patrol and immigration enforcement is expected to generate increased need for detention services from the federal sector. We intend to work with existing and potential customers to service these needs as such opportunities arise.

For the three months ended June 30, 2007 and 2006, we realized average per diem rates on our adult secure institutional facilities of $55.35 and $58.63, respectively.   For the six months ended June 30, 2007 and 2006, we realized average per diem rates of $55.18 and $56.34, respectively. The decrease in the average per diem rate in 2007 is a result of the increased population (as the facility ramped-up) at the Moshannon Valley Correctional Center which opened in April 2006 and operates under a take-or-pay contract.

Revenues for our juvenile justice, educational and treatment services division are primarily generated from per diem, fee-for-service and cost-plus reimbursement contracts.  We believe that our ability to work with highly-troubled youth offers our customers a solution to addressing the unique needs of specialized juvenile populations. Through our Abraxas Youth and Family Services operations, we expect to look for opportunities where our expertise at servicing these populations are of value to counties, school districts and other contracting agencies. In addition, we intend to leverage our national footprint and scale to compete in an increasingly regulated market place.

For the three months ended June 30, 2007 and 2006, we realized average per diem rates on our residential juvenile facilities of $167.00 and $164.28, respectively.  For the six months ended June 30, 2007 and 2006, we realized average per diem rates of $169.23 and $168.89, respectively.  For the three months ended June 30, 2007 and 2006, we realized average fee-for-service rates for our non-residential community-based juvenile facilities and programs, including rates that are limited by Medicaid and other private insurance providers, of $44.48 and $36.33, respectively.  For the six months ended June 30, 2007 and 2006, we realized average fee-for-service rates of $44.30 and $35.63, respectively. The increase in the average fee-for-service rates in the three and six months ended June 30, 2007 is due to changes in the mix of services provided by our various juvenile justice, educational and treatment programs and facilities. This includes the reactivation of the Cornell Abraxas Academy (formerly the New Morgan Academy) in October 2006. The majority of our juvenile services contracts renew annually.

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

For the three months ended June 30, 2007 and 2006, we realized average per diem rates on our residential adult community-based facilities and programs of $62.04 and $59.66, respectively.  For the six months ended June 30, 2007 and 2006, we realized average per diem rates of $62.08 and $61.87, respectively.  For the three months ended June 30, 2007 and 2006, we realized average fee-for-service rates on our non-residential adult community-based programs of $13.59 and $10.16, respectively.  For the six months ended June 30, 2007 and 2006, we realized average fee-for-service rates of $14.69 and $8.75, respectively.  Our average fee-for-service rates can fluctuate from year-to-year due to changes in the mix of services provided by our various adult community-based corrections and treatment facilities and programs.

We have historically experienced higher operating margins in our adult secure institution and detention services decision and our adult community-based corrections and treatment services division as compared to our juvenile justice, educational and treatment services division. Additionally, our operating margins within a division can vary from facility to facility based on a number of factors, including whether a facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract and our ability to increase a facility’s contract revenue. Under take-or-pay contracts, such as the Moshannon Valley Correctional Center, operating margins are typically higher during the early stages of the contract as the facility’s population ramps up (as revenues are received at contract percentages regardless of actual occupancy).  As the variable costs (primarily resident related and certain facility costs) increase with population growth, operating margins will generally decline to a stabilized level. Following its activation in April 2006, we experienced such an operating margin impact pertaining to the Moshannon Valley Correctional Center in the three and six months ended June 30, 2007. A decline in occupancy at certain juvenile facilities and programs can have a more significant impact on operating margins than the adult secure institutional services division due to higher per diem rates at certain juvenile facilities.

We have experienced and expect to continue to experience interim period operating margin fluctuations due to the number of calendar days in the period, higher payroll taxes in the first half of the year and salary and wage increases and insurance cost increases that are incurred prior to certain contract rate increases. Periodically, many of the governmental agencies with whom we contract may experience budget pressures and may approach us to limit or reduce per diem rates. Decreases in, or the lack of anticipated increases in, per diem rates could adversely impact our operating margin. Additionally, a decrease in per diem rates without a corresponding decrease in operating expenses could also adversely affect our operating margin.

We are responsible for all facility operating costs, except for certain debt service and interest or lease payments for facilities where we have a management contract only. At these facilities, the facility owner is responsible for all debt service and interest or lease payments related to the facility. We are responsible for all other operating expenses at these facilities. We operated 18 and 21 facilities under management contracts at June 30, 2007 and 2006, respectively.

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

We incur pre-opening and start-up expenses, including payroll and related taxes, benefits, training and other operating costs, prior to opening a new or expanded facility and during the period of operation that occupancy is ramping up. These costs vary by contract. Since pre-opening and start-up expenses are generally factored into the per diem rate that is charged to the contracting agency, we typically expect to recover these upfront costs over the life of the contract. Because occupancy rates during a facility’s start-up phase typically result in capacity under-utilization for at least 90 to 180 days, we may incur additional post-opening start-up costs. We do not anticipate incurring significant post-opening start-up costs at any adult secure facilities operated under any future contracts with the Federal Bureau of Prisons (“BOP”) because these contracts are currently expected to be operated under guaranteed take-or-pay contracts, meaning that the BOP will pay at least 80.0% of the contractual monthly revenue when the facility opens, regardless of actual occupancy.

Newly opened facilities are staffed according to applicable regulatory or contractual requirements when we begin receiving offenders or clients. Offenders or clients are typically assigned to a newly opened facility on a phased-in basis over a one- to six-month period. Our start-up period for new juvenile operations is 12 months from the date we begin recognizing revenue unless break-even occupancy levels are achieved before then. Our start-up period for new adult operations is nine months from the date we begin recognizing revenue unless break-even occupancy levels are achieved before then. Although we typically recover these upfront costs over the life of the contract, quarterly results can be substantially affected by the timing of the commencement of operations as well as the development and construction of new facilities or the expansion of existing facilities.

Working capital requirements generally increase immediately prior to commencing operation of a new or expanded facility as we incur start-up costs and purchase necessary equipment and supplies before facility management revenue is realized.

General and administrative expenses consist primarily of costs for corporate and administrative personnel who provide senior management, legal, finance, accounting, human resources, payroll and information systems, costs of business development and outside professional and consulting fees. As discussed in Note 3 to the accompanying consolidated financial statements, we incurred additional outside legal and professional and consulting fees related to the Merger Agreement.

Recent Developments

Big Spring Correctional Center

During 2006, the BOP solicited a RFP for services to house approximately 7,000 low security, non-United States citizen, sentenced males in an existing secure correctional institution procured from private sources or state and local governments with excess capacity located in Arizona, California, Louisiana, New Mexico, Oklahoma or Texas to replace several existing intergovernmental agreements (“IGA”) for such services, including the IGA relating to our Big Spring Correctional Center.  In January 2007, we were awarded a contract from the BOP to operate the Big Spring Correctional Center. This guaranteed take-or-pay contract, which is effective April 1, 2007, provides for an initial contract term of four years with three two-year renewal option periods. In conjunction with this contract, we are undertaking certain facility expansion activities in 2007. As of June 30, 2007, we had incurred and capitalized costs of approximately $7.8 million related to these expansion activities.

Facility Acquisition

In May 2007, we acquired from GRW Corporation the High Plains Correctional Facility located in Brush, Colorado. The facility currently has the capacity to house approximately 270 medium-security female inmates under an Intergovernmental Agreement with the City of Brush and the Colorado Department of Corrections.  The purchase price was approximately $8.9 million and was allocated entirely to the property and equipment acquired.

Great Plains Correctional Facility

In May 2007, we were awarded a contract by the Arizona Department of Corrections for our Great Plains Correctional Facility in Hinton, Oklahoma.  The contract calls for a total of 2,000 medium-security inmates to be housed at the facility.  We expect to house approximately 916 inmates at the existing facility and the remainder would be housed through an expansion of the existing facility.  We currently estimate that the expansion cost will be approximately $55.0 million, pending the finalization of design and construction agreements.  We are finalizing the scheduling with the customer; and we currently expect to begin receiving inmates late in the third quarter of 2007 and to complete expansion of the facility in the fourth quarter of 2008.

D. Ray James Prison

We are expanding the D. Ray James Prison in Georgia during the year ending December 31, 2007 to increase its current service capacity of 1,640 by 300 beds.  As of June 30, 2007, we had incurred and capitalized costs of approximately $7.6 million related to this expansion.  We believe that our existing cash and available balance under our Credit Facility will provide adequate funding to complete this facility expansion.

In August 2007, we announced that we intend to initiate a second expansion at D. Ray James Prison. This expansion is expected to increase service capacity by 700 beds, and construction, which we anticipate will begin in 2008, should be complete by the beginning of 2009. We expect the related capital expenditures for this expansion to range from $28.0 million to $33.0 million, depending on finalization of design and construction agreements.

Regional Correctional Center

In July 2007, we were notified by Immigration and Customs Enforcement (“ICE”) that it was removing all ICE detainees from our 970 bed Regional Correctional Center in Albuquerque, New Mexico.  See “Contractual Uncertainties Related to Certain Facilities, Regional Correctional Center.”

Settlement of Claim

In August 2007, we settled a lawsuit we had filed in the 333rd State District Court in Houston, Texas, Cause No. 2005-55083 against Locke Liddell & Sapp PLLC and an individual partner of Locke Liddell & Sapp PLLC, (the “Defendants”) relating to the Defendant’s representation of the Company in a transaction involving our Southern Peaks Regional Treatment Center in Canon City, Colorado. Under the terms of the settlement, we are to receive approximately $1.85 million in August 2007. We expect to incur approximately $0.3 million in expense related to this matter in the third quarter of 2007.

Walnut Grove Youth Correctional Facility

In August 2007, we announced that we have been notified by the State of Mississippi that funding has been approved for a 500-bed expansion at the 941-bed Walnut Grove Youth Correctional Facility which Cornell has managed since 2004.  Expansion construction, which will be entirely funded by the State of Mississippi, is expected to begin in the third quarter of this year, and the company anticipates that the new capacity will come online during the fourth quarter of 2008.  Assuming Cornell’s contract is extended to include the additional 500 beds at its current terms, the expansion is expected to generate over $5.0 million in annualized revenues.

Contracts

We transitioned our management contract for the Donald W. Wyatt Detention center to another operator at the end of July 2007.  See “Results of Operations, Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006, Adult Secure.”  Also, in July 2007, we were notified that the funding for our Harrisburg Alternative Education School program had been eliminated for the 2007-2008 school year.  See “Results of Operations, Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006, Juvenile.”

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value within generally accepted accounting principles and expands the required disclosures concerning fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 must be applied prospectively as of the beginning of the fiscal year in which it is adopted, except in limited circumstances. We plan to adopt the provisions of SFAS No. 157 effective January 1, 2008. We are currently evaluating the impact that the adoption of this standard may have on our consolidated financial statements.

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement, for which adoption is optional, permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.”  We are currently evaluating the impact the adoption of this standard may have on our consolidated financial statements.

Results of Operations

The following table sets forth for the periods indicated the percentages of revenue represented by certain items in our historical consolidated statements of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	74.7	74.2	76.1	75.8
Pre-opening and start-up expenses	—	—	—	1.5
Depreciation and amortization	4.3	4.7	4.3	4.6
General and administrative expenses	7.8	6.0	8.6	6.1
Income from operations	13.2	15.1	11.0	12.0
Interest expense, net	6.5	7.3	6.9	6.7
Income from continuing operations before provision for income taxes	6.7	7.8	4.1	5.3
Provision for income taxes	2.9	3.4	1.8	2.3
Income from continuing operations	3.8	4.4	2.3	3.0
Discontinued operations, net of tax	—	(0.2)	—	(0.4)
Net income	3.8%	4.2%	2.3%	2.6%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Certain comparisons of revenue, expense and average contract occupancy contained in this report have been made excluding the effect of pre-opening and start-up expenses and revenues, and related occupancy and contract capacity. Pre-opening and start-up expenses are charged to operations as incurred. They include payroll, benefits, training and other operating costs during periods prior to opening a new or expanded facility and during the period of operation while occupancy is ramping up.  We believe supplemental disclosures concerning pre-opening and start-up expenses and revenues increase the reader’s understanding of our operating trends.

Revenues.  Revenues increased approximately $1.0 million, or 1.1%, to $91.5 million for the three months ended June 30, 2007 from $90.5 million for the three months ended June 30, 2006.

Adult Secure. Adult secure institutional services division revenues increased approximately $2.0 million, or 4.4%, to $47.8 million for the three months ended June 30, 2007 from $45.8 million for the three months ended June 30, 2006 due primarily to (1) an increase in revenues of approximately $1.7 million at the Regional Correctional Center due to increased occupancy, (2) an increase in revenues of approximately $1.1 million at the Donald W. Wyatt Detention Center due to increased occupancy, (3) revenues of approximately $0.6 million at the High Plains Correctional Facility acquired in May 2007, (4) an increase in revenues of approximately $0.5 million at the Big Spring Correctional Center due to increased occupancy and (5) an increase in revenues of approximately $0.5 million at the D. Ray James Prison due to increased occupancy.  The increase in revenues due to the above was offset, in part, by a decrease in revenues of approximately $3.2 million at the Great Plains Correctional Facility due to the termination of our management contract with the Oklahoma Department of Corrections (“OKDOC”) in April 2007. The remaining net increase in revenues of approximately $0.8 million was due to various insignificant fluctuations in revenues at our other adult secure facilities.

Our adult secure institutional services division revenues are primarily generated from contracts with federal and state government agencies.  At June 30, 2007, we operated 10 adult secure institutional facilities with an aggregate service capacity of 8,946. The Great Plains Correctional Facility, which has a service capacity of 766 beds, was vacant at June 30, 2007.

In July 2007, we completed the transition of our management contract at the Donald W. Wyatt Detention Center to another operator. This contract generated revenues of approximately $3.5 million and $2.4 million in the three months ended June 30, 2007 and 2006, respectively.

Average contract occupancy was 109.9% for the three months ended June 30, 2007 compared to 93.2% for the three months ended June 30, 2006. The increase in the average contract occupancy percentage for the three months ended June 30, 2007 was due to the increased occupancy at the Regional Correctional Center, the D. Ray James Prison, the Big Spring Correctional Center and the Moshannon Valley Correctional Center in the 2007 period. The average per diem rate for our adult secure facilities was $55.35 and $58.63 for the three months ended June 30, 2007 and 2006, respectively.  The decrease in the average per diem rate for the three months ended June 30, 2007 is a result of the increased population at the Moshannon Valley Correctional Center (as the facility ramped up occupancy subsequent to its April 2006 activation) which operates under a take-or-pay contract. There were no revenues attributable to start-up operations in the three months ended June 30, 2007 and 2006.

Juvenile. Juvenile justice, educational and treatment services division revenues decreased approximately $1.9 million, or 6.6%, to $26.8 million for the three months ended June 30, 2007 from $28.7 million for the three months ended June 30, 2006 due primarily to (1) a decrease in revenues of approximately $2.3 million due to the termination of our management contract at the Alexander Youth Services Center in January 2007 and (2) a decrease in revenues of approximately $0.9 million at the South Mountain Secure Treatment Unit (“SMSTU”) due to the expiration of our management contract in June 2006.   The decrease in revenues due to the above was offset, in part, by (1) an increase in revenues of approximately $0.6 million at the Leadership Development Program due to improved occupancy and (2) an increase in revenues of approximately $0.6 million at the Cornell Abraxas Academy (formerly the New Morgan Academy) which we reactivated in October 2006. The remaining net increase in revenues of approximately $0.1 million was due to various insignificant fluctuations in revenues at our other juvenile facilities and programs.

In July 2007, we were notified that the funding for our Harrisburg Alternative Education Program was discontinued for the 2007-2008 school year. This program generated revenues of approximately $0.9 million and $0.6 million in the three months ended June 30, 2007 and 2006, respectively.

At June 30, 2007, we operated 16 residential juvenile facilities and 14 non-residential juvenile community-based programs with an aggregate service capacity of 3,916. Additionally, we had two facilities that were vacant at June 30, 2007 with an aggregate service capacity of 192.  Our contracts for these facilities and programs are generally with state and local government agencies and generally renew annually.

Average contract occupancy for the three months ended June 30, 2007 was 95.2% compared to 92.1% for the three months ended June 30, 2006.

The average per diem rate for our residential juvenile facilities was $167.00 for the three months ended June 30, 2007 compared to $164.28 for the three months ended June 30, 2006.  Our average fee-for-service rate for our non-residential juvenile community-based facilities and programs was $44.48 for the three months ended June 30, 2007 compared to $36.33 for the three months ended June 30, 2006. The increase in our average fee-for-service rate in 2007 was due to changes in the mix of services provided at our various juvenile facilities and programs. There were no revenues attributable to start-up operations in the three months ended June 30, 2007 and 2006.

Adult Community-Based. Adult community-based corrections and treatment services division revenues increased approximately $1.0 million, or 6.3%, to $17.0 million for the three months ended June 30, 2007 from $16.0 million for the three months ended June 30, 2006 due to various insignificant fluctuations in revenues at our adult community-based facilities and programs.

At June 30, 2007, we operated 28 residential adult community-based facilities and seven non-residential adult community-based programs with an aggregate service capacity of 4,395. Additionally, we had one facility that was vacant at June 30, 2007 with a service capacity of 32.  Average contract occupancy was 102.6% for the three months ended June 30, 2007 compared to 96.0% for the three months ended June 30, 2006.

The average per diem rate for our residential adult community-based facilities was $62.04 for the three months ended June 30, 2007 compared to $59.66 for the three months ended June 30, 2006.  The average fee-for-service rate for our non-residential adult community-based programs was $13.59 for the three months ended June 30, 2007 compared to $10.16 for the three months ended June 30, 2006. The increase in our average fee-for-service rate in 2007 was due to changes in the mix of services provided at our various adult community-based facilities and programs. There were no revenues attributable to start-up operations in the three months ended June 30, 2007 and 2006.

Operating Expenses. Operating expenses increased approximately $1.3 million, or 1.9%, to $68.4 million for the three months ended June 30, 2007 from $67.1 million for the three months ended June 30, 2006.

Adult Secure. Adult secure institutional services division operating expenses increased approximately $3.3 million, or 10.8%, to $33.9 million for the three months ended June 30, 2007 from $30.6 million for the three months ended June 30, 2006 due primarily to (1) an increase in operating expenses of approximately $1.2 million at the Moshannon Valley Correctional Center which opened in April 2006, (2) an increase in operating expenses of approximately $1.1 million at the Donald W. Wyatt Detention Center due to increased occupancy, (3) an increase in operating expenses of approximately $0.8 million at the Regional Correctional Center due to increased occupancy, (4) operating expenses of approximately $0.7 million at the High Plains Correctional Facility acquired in May 2007 and (5) an increase in operating expenses of approximately $0.3 million at the Big Spring Correctional Center due to increased occupancy.  The increase in operating expenses due to the above was offset, in part, by a decrease in operating expenses of approximately $1.6 million at the Great Plains Correctional Facility due to the termination of our management contract with the OKDOC in April 2007. The remaining net increase in operating expenses of $0.8 million was due to various insignificant fluctuations in operating expenses at our other adult secure facilities.

As a percentage of segment revenues, adult secure institutional services division operating expenses were 71.0% for the three months ended June 30, 2007 compared to 66.7% for the three months ended June 30, 2006. The increase in the 2007 percentage reflects the stabilization of the operating margin at the Moshannon Valley Correctional Center (which operates under a take-or-pay contract) subsequent to its activation in April 2006, as well as the temporary closure of the Great Plains Correctional Facility in April 2007.

Juvenile. Juvenile justice, educational and treatment services division operating expenses decreased approximately $1.4 million, or 5.9%, to $22.4 million for the three months ended June 30, 2007 from $23.8 million for the three months ended June 30, 2006 due primarily to (1) a decrease in operating expenses of approximately $2.3 million at the Alexander Youth Services Center due to the termination of our management contract in January 2007 and (2) a decrease in operating expenses of approximately $0.8 million due to the expiration of our management contract at the SMSTU in June 2006.  The decrease in operating expenses due to the above was offset, in part, by an increase in operating expenses of approximately $0.6 million at the Cornell Abraxas Academy (formerly the New Morgan Academy) which we reactivated in October 2006. The remaining net increase in operating expenses of $1.1 million was due to various insignificant fluctuations in operating expenses at our other juvenile facilities and programs.

 As a percentage of segment revenues, juvenile services division operating expenses were 83.6% for the three months ended June 30, 2007 compared to 83.0% for the three months ended June 30, 2006.

Adult Community-Based. Adult community-based corrections and treatment services division operating expenses decreased approximately $0.6 million, or 4.7%, to $12.1 million for the three months ended June 30, 2007 from $12.7 million for the three months ended June 30, 2006 due to various insignificant fluctuations in operating expenses at our adult community-based facilities and programs.

As a percentage of segment revenues, adult community-based division operating expenses were 71.2% for the three months ended June 30, 2007 compared to 79.8% for the three months ended June 30, 2006.

Pre-Opening and Start-up Expenses. There were no pre-opening and start-up expenses for the three months ended June 30, 2007 and 2006.

Depreciation and Amortization.  Depreciation and amortization expense was approximately $3.9 million and $4.2 million for the three months ended June 30, 2007 and 2006, respectively. Amortization of intangibles was approximately $0.6 million for the three months ended June 30, 2007 and 2006.

General and Administrative Expenses. General and administrative expenses increased approximately $1.8 million, or 33.3%, to $7.2 million for the three months ended June 30, 2007 from $5.4 million for the three months ended June 30, 2006 due to an increase in legal and professional expenses and development costs of approximately $1.1 million, including approximately $0.5 million of costs related to the Merger Agreement and an increase in stock-based compensation expense of approximately $0.3 million.

Interest. Interest expense, net of interest income, decreased to approximately $5.9 million for the three months ended June 30, 2007 from $6.6 million for the three months ended June 30, 2006.  In the three months ended June 30, 2007 and 2006, we recognized interest expense related to the interest rate swap of approximately $0.09 million and $0.1 million, respectively.  At current interest rate levels, we expect to incur additional interest expense under our interest rate swap in future periods.  Any additional rise in interest rates would increase our reported interest expense.  In addition, interest expense for the three months ended June 30, 2007 pertaining to the MCF bonds was approximately $0.2 million lower in the three months ended June 30, 2007 due to a lower outstanding principal balance during the 2007 period. Capitalized interest for the three months ended June 30, 2007 was approximately $0.2 million and related to the facility expansion projects at the Big Spring Correctional Center and the D. Ray James Prison. We did not capitalize any interest in the three months ended June 30, 2006.

Income Taxes. For the three months ended June 30, 2007, we recognized a provision for income taxes at an estimated effective rate of 43.8%.  For the three months ended June 30, 2006, we recognized a provision for income taxes on income from continuing operations at an estimated effective rate of 42.9%.  The change in our estimated effective tax rate in 2007 was related to an increase in operating income across certain of our business segments and apportionment to higher tax rate jurisdictions, as well as an increase in nondeductible equity compensation expense attributable to certain share based awards.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues. Revenues increased approximately $6.8 million, or 3.9%, to $181.1 million for the six months ended June 30, 2007 from $174.3 million for the six months ended June 30, 2006.

Adult Secure. Adult secure institutional services division revenues increased approximately $10.6 million, or 12.7%, to $94.3 million for the six months ended June 30, 2007 from $83.7 million for the six months ended June 30, 2006 due primarily to (1) an increase in revenues of approximately $9.1 million at the Moshannon Valley Correctional Center which opened in April 2006, (2) an increase in revenues of approximately $2.1 million at the Donald W. Wyatt Detention Center due to increased occupancy, (3) an increase in revenues of approximately $0.9 million at the Regional Correctional Center due to increased occupancy, (4) an increase in revenues of approximately $0.7 million at the D. Ray James Prison due to increased occupancy, (5) revenues of approximately $0.6 million at the High Plains Correctional Facility acquired in May 2007, (6) an increase in revenues of approximately $0.7 million at the Leo Chesney Community Correctional Facility due to increased occupancy and (7) an increase in revenues of approximately $0.5 million at the Big Spring Correctional Center due to increased occupancy. The increase in revenues due to the above was offset, in part, by a decrease in revenues of approximately $4.5 million at the Great Plains Correctional Facility due to the termination of our management contract with the OKDOC in April 2007. The remaining net increase in revenues of $0.5 million was due to various insignificant fluctuations in revenues at our other adult secure facilities.

In July 2007, we completed the transition of our management contract at the Donald W. Wyatt Detention Center to another operator. This contract generated revenues of approximately $6.8 million and $4.7 million in the six months ended June 30, 2007 and 2006, respectively.

Average contract occupancy for the six months ended June 30, 2007 was 106.0% compared to 95.9% for the six months ended June 30, 2006.  The increase in average contract occupancy in the six months ended June 30, 2007 was due to the increased occupancy at the Regional Correctional Center, the D. Ray James Prison, the Big Spring Correctional Center and the Moshannon Valley Correctional Center.

 The average per diem rate for our adult secure institutional facilities was $55.18 and $56.34 for the six months ended June 30, 2007 and 2006, respectively.  The decrease in the 2007 average per diem rate was a result of the increased population at the Moshannon Valley Correctional Center (as the facility ramped up occupancy subsequent to its April 2006 activation) which operates under a take-or-pay contract. There were no revenues attributable to start-up operations for the six months ended June 30, 2007 and 2006.

Juvenile. Juvenile justice, educational and treatment services division revenues decreased approximately $4.4 million, or 7.6%, to $53.6 million for the six months ended June 30, 2007 from $58.0 million for the six months ended June 30, 2006 due primarily to (1) a decrease in revenues of approximately $4.0 million due to the termination of our management contract at the Alexander Youth Services Center in January 2007, (2) a decrease in revenues of approximately $1.8 million due the  termination of our management contract for the SMSTU in June 2006 and (3) a decrease in revenues of approximately $0.9 million at the Danville Center for Adolescent Females due to the expiration of our management contract in March 2006.  The decrease in revenues due to the above was offset, in part, by (1) an increase in revenues of approximately $1.2 million at the Leadership Development Program due to increased occupancy and (2) revenues of approximately $0.9 million at the Cornell Abraxas Academy (formerly the New Morgan Academy) which we reactivated in October 2006. The remaining net increase in revenues of $0.2 million was due to various insignificant fluctuations in revenues at our other juvenile facilities and programs.

In July 2007, we were notified that the funding for our Harrisburg Alternative Education Program was discontinued for the 2007-2008 school year. This program generated revenues of approximately $1.8 million and $1.2 million in the six months ended June 30, 2007 and 2006, respectively.

Average contract occupancy was 93.6% and 91.8% for the six months ended June 30, 2007 and 2006, respectively. The average per diem rate for our residential juvenile facilities was $169.23 and $168.89 for the six months ended June 30, 2007 and 2006, respectively.  The average fee-for-service rate for our non-residential juvenile community-based facilities and programs was $44.30 and $35.63 for the six months ended June 30, 2007 and 2006, respectively. The increase in the average fee-for-service rate for 2007 was due to changes in the mix of services provided by our various non-residential juvenile facilities and programs. There were no revenues attributable to start-up operations for the six months ended June 30, 2007 and 2006.

Adult Community-Based. Adult community-based corrections and treatment services division revenues increased approximately $0.7 million, or 2.1%, to $33.3 million for the six months ended June 30, 2007 from $32.6 million for the six months ended June 30, 2006 due to various insignificant fluctuations in revenues at our adult community-based corrections and treatment facilities and programs.

Average contract occupancy for the six months ended June 30, 2007 was 100.9% compared to 97.3% for the six months ended June 30, 2006.  The average per diem rate for our residential adult community-based facilities was $62.08 and $61.87 for the six months ended June 30, 2007 and 2006, respectively.   The average fee-for-service rate for our non-residential adult community-based programs was $14.69 and $8.75 for the six months ended June 30, 2007 and 2006, respectively. The increase in the average fee-for-service rate for 2007 was due to changes in the mix of services provided by our various non-residential adult community-based facilities and programs. There were no revenues attributable to start-up operations for the six months ended June 30, 2007 and 2006.

Operating Expenses. Operating expenses increased approximately $5.7 million, or 4.3%, to $138.0 million for the six months ended June 30, 2007 from $132.3 million for the six months ended June 30, 2006.

Adult Secure. Adult secure institutional services division operating expenses increased approximately $9.8 million, or 17.3%, to $66.5 million for the six months ended June 30, 2007 from $56.7 million for the six months ended June 30, 2006 due to (1) an increase in operating expenses of approximately $6.7 million at the Moshannon Valley Correctional Center which opened in April 2006, (2) an increase in operating expenses of approximately $2.1 million at the Donald W. Wyatt Detention Center due to increased occupancy, (3) an increase in operating expenses of approximately $1.6 million at the Regional Correctional Center due to increased occupancy and (4) operating expenses of approximately $0.7 million at the High Plains Correctional Facility acquired in May 2007.  The increase in operating expenses due to the above was offset, in part, by a decrease in operating expenses of approximately $1.8 million at the Great Plains Correctional Facility due to the termination of our management contract with the OKDOC in April 2007. The remaining net increase in operating expenses of $0.5 million was due to various insignificant fluctuations in operating expenses at our other adult secure facilities.

As a percentage of segment revenues, adult secure institutional services division operating expenses were 70.5% for the six months ended June 30, 2007 compared to 67.7% for the six months ended June 30, 2006. The decrease in the 2007 operating margin reflects the stabilization of the operating margin at the Moshannon Valley Correctional Center (which operates under a take-or-pay contract) subsequent to its activation in April 2006, as well as the temporary closure of the Great Plains Correctional Facility in April 2007.

Juvenile. Juvenile justice, educational and treatment services division operating expenses decreased approximately $3.7 million, or 7.4%, to $46.1 million for the six months ended June 30, 2007 from $49.8 million for the six months ended June 30, 2006 due primarily to (1) a decrease in operating expenses of approximately $3.7 million due to the termination of our management contract at the Alexander Youth Services Center in January 2007, (2) a decrease in operating expenses of approximately $1.6 million at the SMSTU due to the expiration of our management contract in June 2006 and (3) a decrease in operating expenses of approximately $0.8 million at the Danville Center for Adolescent Females due to the expiration of our management contract in March 2006.  The decrease in operating expenses due to the above was offset, in part, by an increase in operating expenses of approximately $1.1 million at the Cornell Abraxas Academy (formerly the New Morgan Academy) which we reactivated in October 2006. The remaining net increase in operating expenses of $1.3 million was due to various insignificant fluctuations in operating expenses at our other juvenile facilities and programs.

As a percentage of segment revenues, juvenile services division operating expenses were 86.0% and 85.9% for the six months ended June 30, 2007 and 2006, respectively.

Adult Community-Based. Adult community-based corrections and treatment services division operating expenses decreased approximately $0.4 million, or 1.6%, to $25.4 million for the six months ended June 30, 2007 from $25.8 million for the six months ended June 30, 2006 due to various insignificant fluctuations in operating expense at our adult community-based facilities and programs. As a percentage of segment revenues, adult community-based corrections and treatment services division operating expenses were 76.2% for the six months ended June 30, 2007 compared to 79.1% for the six months ended June 30, 2006.

Pre-Opening and Start-up Expenses. There were no pre-opening and start-up expenses in the six months ended June 30, 2007. Pre-opening and start-up expenses for the six months ended June 30, 2006 were approximately $2.7 million and were attributable to the pre-opening activities of the Moshannon Valley Correctional Center.

Depreciation and Amortization.  Depreciation and amortization expense was approximately $7.8 million and $7.9 million for the six months ended June 30, 2007 and 2006, respectively.  Amortization of intangibles was approximately $1.1 million for the six months ended June 30, 2007 and 2006.

General and Administrative Expenses. General and administrative expenses increased approximately $4.9 million, or 46.2%, to $15.5 million for the six months ended June 30, 2007 from $10.6 million for the six months ended June 30, 2006 due primarily to (1) the reimbursement of approximately $2.5 million of costs to Veritas related to the Merger Agreement, (2) an increase in legal and professional fees and development costs including approximately $1.2 million of costs related to the Merger Agreement and (3) an increase in stock-based compensation expense of approximately $0.1 million.

Interest. Interest expense, net of interest income, increased to approximately $12.6 million for the six months ended June 30, 2007 from $11.6 million for the six months ended June 30, 2006.  For the six months ended June 30, 2007 and 2006, we recognized interest expense related to the interest rate swap of approximately $0.1 million and $0.04 million, respectively.  At current interest rate levels, we expect to incur additional interest expense under our interest rate swap in future periods.  Any additional rise in interest rates would increase our reported interest expense. For the six months ended June 30, 2007, we capitalized interest of approximately $0.2 million related to the facility expansion projects at the Big Spring Correctional Center and the D. Ray James Prison. For the six months ended June 30, 2006, we capitalized interest of approximately $1.5 million related  to  construction of the Moshannon Valley Correctional Center.

Income Taxes. For the six months ended June 30, 2007, we recognized a provision for income taxes at an estimated effective rate of 43.9%.  For the six months ended June 30, 2006, we recognized a provision for income taxes on our income from continuing operations at an estimated effective rate of 43.2%.

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

Cash Flows From Operating Activities.  Cash provided by operations was approximately $17.8 million for the six months ended June 30, 2007 compared to $10.8 million for the six months ended June 30, 2006.  The increase is principally due to a reduction in accounts receivable due to timing of collections.

Cash Flows From Investing Activities.  Cash used in investing activities was approximately $26.0 million for the six months ended June 30, 2007 due to the purchase of the High Plains Correctional Center in May 2007 for approximately $8.9 million, capital expenditures of approximately $15.0 million related primarily to the expansion projects at the Big Spring Correctional Center and the D. Ray James Prison and net payments to the restricted debt payment account of approximately $5.5 million.  Additionally, we had net sales of investment securities of approximately $3.5 million. Cash used in investing activities was approximately $17.1 million for the six months ended June 30, 2006 due to net purchases of investment securities of approximately $1.7 million, capital expenditures of approximately $9.1 million and net payments to the restricted debt payment account of approximately $6.3 million.

Cash Flows From Financing Activities.  Cash provided by financing activities was approximately $2.5 million for the six months ended June 30, 2007 due primarily to the proceeds from stock option exercises and the related tax benefit. For the six months ended June 30, 2006, cash provided by financing activities was approximately $1.7 million due primarily to proceeds from the exercise of stock options and the related tax benefit.

Treasury Stock Repurchases.  We did not purchase any of our common stock in the six months ended June 30, 2007 and 2006.

Long-Term Credit Facilities.  Our Credit Facility provides for borrowings of up to $60.0 million under a revolving line of credit, and is reduced by outstanding letters of credit.  The available commitment under our Credit Facility was approximately $49.7 million at June 30, 2007.  We had no outstanding borrowings on our Credit Facility at June 30, 2007, but we had outstanding letters of credit of approximately $10.3 million.  Subject to certain requirements, we have the right to increase the aggregate commitments under our Credit Facility up to an aggregate amount of $100.0 million.  Our Credit Facility matures in June 2008 and bears interest, at our election, depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.75% to 2.00%, or a rate which ranges from 2.25% to 3.50% above the applicable LIBOR rate. Our Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. Our Credit Facility is not secured by the assets of Municipal Corrections Finance, LP (“MCF”).  Our Credit Facility contains standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on mergers and compliance with financial covenants. We believe that we will be able to maintain a revolving line of credit (either through extension or replacement) at the maturity of our existing Credit Facility.

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

Under the agreement, we pay on a semi-annual basis (each January 1 and July 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receive a fixed-rate interest of 10.75%.  For the three and six months ended June 30, 2007, we recorded interest expense related to this interest rate swap of approximately $0.09 million and $0.1 million, respectively, which is reflected as interest expense in the accompanying financial statements.  For the three and six months ended June 30, 2006, we recorded interest expense related to this interest rate swap of approximately $0.1 million and $0.4 million, respectively, which is reflected as interest expense in the accompanying financial statements.  The swap agreements are marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes. At June 30, 2007 and December 31, 2006, the fair value of this derivative instrument was approximately ($2.1) million and ($1.1) million, respectively, and is included in other long-term liabilities in the accompanying financial statements. The carrying value of the Senior Notes as of these dates was reduced by the same amount. Because the swap agreement is an effective fair-value hedge, there is no effect on our results of operations from the mark-to-market adjustment as long as the swap is in effect.

Contractual Uncertainties Related to Certain Facilities

Regional Correctional Center.  In January 2003, we executed a five-year lease for the 970 bed Regional Correctional Center in Albuquerque, New Mexico. In July 2007, we were notified by Immigration and Customs Enforcement (“ICE”) that it was removing all ICE detainees at the facility. Revenues for this facility were approximately $9.7 million and $8.8 million in the six months ended June 30, 2007 and 2006, respectively. The net carrying value of this facility was approximately $4.4 million and $5.3 million at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007, the facility held 873 detainees and had operated at its service capacity during the six months ended June 30, 2007. Our lease for this facility requires monthly rent payments of approximately $0.13 million for the remaining three year term of the lease. To date we do not have an alternative customer for this facility. Our inability to obtain a new customer for this facility could have an adverse effect on our financial condition, results of operations and liquidity.

Cornell Abraxas Academy (formerly the New Morgan Academy).  We closed the Cornell Abraxas Academy (formerly the New Morgan Academy) in the fourth quarter of 2002. The facility, which we reactivated in October 2006, operates as a residential treatment facility for youth sex offenders. The net carrying value of the property and equipment for this facility was approximately $19.3 million and $19.5 million at June 30, 2007 and December 31, 2006, respectively. We believe that, pursuant to the provisions of SFAS No. 144, no impairment to the carrying value of this facility has occurred.

Great Plains Correctional Facility.  We believe that our existing contract with the Oklahoma Department of Corrections (“OKDOC”) with respect to our leased Great Plains Correctional Facility expired in July 2006. Despite negotiations with OKDOC since early 2006, we were unable to agree on terms for a new contract.  As a result, to preserve our rights relative to other business opportunities, in October 2006 the Hinton Economic Development Authority notified OKDOC of our intent to terminate the contract.  Effective April 1, 2007, the facility was vacant. At our Great Plains Correctional Facility, as with all our facilities, we seek to maximize the operating potential based on an assessment of which potential customer(s) would enable us to realize the highest economic value. This facility generated revenues of approximately $3.2 million in the three months ended June 30, 2006 (none in the three months ended June 30, 2007), and approximately $1.9 million and $6.4 million in the six months ended June 30, 2007 and 2006, respectively.  The net carrying value of this facility was approximately $35.6 million and $36.1 million at June 30, 2007 and December 31, 2006, respectively. As it is our intent to reactivate this facility, the operations of this facility has not been reported as discontinued operations. In May 2007, we were awarded a contract by the Arizona Department of Corrections to house 2,000 medium-security inmates at this facility. The anticipated start date of the contract is expected to occur in the third quarter of 2007. We believe that no impairment to the carrying value of this facility has occurred.

Hector Garza Residential Treatment Center (formerly the Campbell Griffin Treatment Center).  In October 2005, we initiated the temporary closure of this leased facility in San Antonio, Texas.  It is our intent to reactivate this facility during the second half of the year ending December 31, 2007. Accordingly, it has not been reported as discontinued operations.  Our net carrying value for this facility at June 30, 2007 and December 31, 2006 was approximately $4.2 million. We believe that no impairment has occurred. Our inability to obtain a new customer for this facility could have an adverse effect on our financial condition, results of operations and liquidity.

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

We maintain operating leases in the ordinary course of our business activities.  These leases include those for operating facilities, office space and office and operating equipment, and the terms of these agreements range from 2006 until 2075.  As of June 30, 2007, our total commitment under these operating leases was approximately $26.9 million.

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of June 30, 2007 (in thousands):

	Payments Due by Period
	Total	2007	2008 - 2009	2010 - 2011	Thereafter

Contractual Obligations:
Long-term debt - principal
• Cornell Companies, Inc.	$112,000	$—	$—	$—	$112,000
• Special Purpose Entities	156,000	10,500	23,800	28,000	93,700
Long-term debt - interest (1)
• Cornell Companies, Inc.	61,794	6,213	24,723	24,697	6,161
• Special Purpose Entities
Construction commitments	16,408	16,408	—	—	—
Capital lease obligations
• Cornell Companies, Inc.	42	10	32	—	—
Operating leases	26,899	2,988	10,093	4,864	8,954
Consultative and non-competition agreements	534	534	—	—	—
Total contractual cash obligations	$373,677	$36,653	$58,648	$57,561	$220,815

(1)          We have an interest rate swap agreement under which we receive a fixed interest rate and pay a floating interest rate. The future cash payments on the Cornell Companies, Inc. long-term debt — interest assume an effective rate of 10.96% on the related interest rate swap contract. An increase in the six-month U.S. dollar LIBOR rate would increase future interest payments as required under this arrangement.

We enter into letters of credit in the ordinary course of our operating and financing activities.  As of June 30, 2007, we had outstanding letters of credit of approximately $10.3 million related to insurance and other operating activities.  The following table details our letter of credit commitments as of June 30, 2007 (in thousands):

	Total	Amount of Commitment Expiration Per Period
	Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Commercial Commitments:
Standby letters of credit	$10,251	$9,501	$—	$750	$—

Forward-Looking Statements

The statements included in this quarterly report regarding future financial performance, expected future actions and activities, results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”).  Statements to the effect that we or management “anticipates,” “believes,” “budgets,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “predicts,” or “projects” a particular result or course of events, or that such result or course of events “could,” “might,” “may,” “scheduled” or “should” occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, revenues, revenue mix, expenses, personnel costs, operating margins, financial results, liquidity, working capital requirements, pricing, per diem rates, utilization, increasing number of parolees and inmates, effectiveness of our strategy, capital requirements, capital expenditures, our contract from the Arizona Department of Corrections for our Great Plains Correctional Facility, operations at and results from our Regional Correctional Center, planned projects, expansions, the timing and cost of completion of capital projects, including without limitation the D. Ray James Prison and Big Spring Correctional Center expansions, performance of acquired facilities and businesses, demand, supply, customer programs, contract commencements, future activity and market outlook in our various market sectors, debt levels and other uses of excess cash, our effective tax rate, changes in laws and regulations, the effect of FIN No. 48, results and effects of legal proceedings and governmental audits and assessments, adequacy of insurance, adequacy of cash flow for our obligations, effects of accounting changes and adoption of accounting policies. Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to, those described in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006 and other factors discussed in this quarterly report and in our other filings with the SEC, which are available free of charge on the SEC’s website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

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

Interest Rate Exposure

Our exposure to changes in interest rates primarily results from our long-term debt with both fixed and floating interest rates.  The debt on our consolidated financial statements with fixed interest rates consists of the 8.47% Bonds issued by MCF in August 2001 in connection with the 2001 Sale and Leaseback Transaction and approximately $28.0 million of the Senior Notes (not hedged by the interest rate swap entered into by the Company).  At June 30, 2007, 31.7% ($84.0 million of debt outstanding on the Senior Notes issued in June 2004) of our consolidated long-term debt was subject to variable interest rates.  The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2007.  At June 30, 2007, the fair value of our consolidated fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, and as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period required by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective as of that date.

Changes in Internal Control over Financial Reporting

In connection with the evaluation as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act, we have not identified any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) during our fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II                           OTHER INFORMATION

ITEM 1.	Legal Proceedings.

See Part I, Item 1. Note 9 to the Consolidated Financial Statements, which is incorporated herein by reference.

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

On June 14, 2007, the Company held its 2007 Annual Meeting of Stockholders. The matters voted on at the meeting and the results thereof were as follows:

1. Stockholders elected the persons listed below as directors whose terms expire at the 2008 Annual Meeting of Stockholders. Results by nominee were:

	Voted For	Authority Withheld

Max Batzer	13,207,162	177,829
Anthony R. Chase	12,975,533	409,458
Richard Crane	12,870,351	514,640
Zachary R. George	12,872,996	511,995
Todd Goodwin	12,869,940	515,051
James E. Hyman.	12,952,882	432,109
Andrew R. Jones.	13,208,120	176,871
Alfred Jay Moran, Jr.	12,872,220	512,771
D. Stephen Slack	12,977,807	407,184

2. Stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007 with 13,381,329 shares voted for,  2,719 shares voted against and 943 shares abstained.

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

CORNELL COMPANIES, INC.

Date: August 9, 2007	By:	/s/ James E. Hyman
JAMES E. HYMAN
Chief Executive Officer,
President and Chairman of the Board
(Principal Executive Officer)

Date: August 9, 2007	By:	/s/ John R. Nieser
JOHN R. NIESER
Chief Financial Officer and Treasurer
(Principal Financial Officer)