Form 10-Q
period 2007-09-30
CORNELL COMPANIES INC
filed 2007-11-09
CIK 1016152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Yes  ☐  No ☒

At October 31, 2007 the registrant had 14,616,752 shares of common stock outstanding.

Cornell Companies, Inc.

Table of Contents

Form 10-Q

PART I                               FINANCIAL INFORMATION

ITEM 1.                           Financial Statements

CORNELL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$903	$18,529
Investment securities available for sale	750	11,925
Accounts receivable - trade (net of allowance for doubtful accounts of $3,994 and $3,644, respectively)	63,654	72,723
Other receivables (net of allowance for doubtful accounts of $5,297)	2,806	3,751
Debt service fund and other restricted assets	20,446	24,611
Deferred tax assets	7,843	6,672
Prepaid expenses and other	5,785	7,540
Total current assets	102,187	145,751
PROPERTY AND EQUIPMENT, net	369,334	319,064
OTHER ASSETS:
Debt service reserve fund	23,547	23,801
Goodwill, net	13,355	12,339
Intangible assets, net	5,249	6,926
Deferred costs and other	23,356	15,652
Total assets	$537,028	$523,533

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$57,949	$60,163
Current portion of long-term debt	21,411	10,510
Total current liabilities	79,360	70,673
LONG-TERM DEBT, net of current portion	245,083	255,471
DEFERRED TAX LIABILITIES	12,583	11,373
OTHER LONG-TERM LIABILITIES	6,210	4,452
Total liabilities	343,236	341,969

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 30,000,000 shares authorized, 15,841,576 and 15,603,917 shares issued and 14,326,530 and 14,063,523 shares outstanding, respectively	16	16
Additional paid-in capital	159,532	154,411
Retained earnings	45,741	38,964
Treasury stock (1,515,046 and 1,540,394 shares of common stock, at cost, respectively)	(12,105)	(12,308)
Accumulated other comprehensive income	608	481
Total stockholders’ equity	193,792	181,564
Total liabilities and stockholders’ equity	$537,028	$523,533

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUES	$87,327	$92,383	$268,465	$266,728
OPERATING EXPENSES	68,485	71,457	206,458	203,735
PRE-OPENING AND START-UP EXPENSES	—	—	—	2,657
DEPRECIATION AND AMORTIZATION	3,988	4,317	11,740	12,256
GENERAL AND ADMINISTRATIVE EXPENSES	4,316	6,053	19,848	16,604

INCOME FROM OPERATIONS	10,538	10,556	30,419	31,476

INTEREST EXPENSE	6,340	7,119	19,808	19,903
INTEREST INCOME	(309)	(619)	(1,223)	(1,766)

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	4,507	4,056	11,834	13,339

PROVISION FOR INCOME TAXES	2,090	1,472	5,308	5,480

INCOME FROM CONTINUING OPERATIONS	2,417	2,584	6,526	7,859

DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF $381 IN 2006	—	—	—	(707)

NET INCOME	$2,417	$2,584	$6,526	$7,152

EARNINGS (LOSS) PER SHARE:
BASIC
Income from continuing operations	$.17	$.19	$.46	$.56
Loss from discontinued operations, net of tax	—	—	—	(.05)
Net income	$.17	$.19	$.46	$.51

DILUTED
Income from continuing operations	$.17	$.18	$.45	$.56
Loss from discontinued operations, net of tax	—	—	—	(.05)
Net income	$.17	$.18	$.45	$.51

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	14,214	13,962	14,116	13,898
DILUTED	14,559	14,113	14,443	14,036

COMPREHENSIVE INCOME:
Net income	$2,417	$2,584	$6,526	$7,152
Unrealized gain (loss) on derivative instruments, net of tax provision (benefit) of $465 and $89 in 2007 and $327 and ($209) in 2006	669	470	127	(301)
Comprehensive income	$3,086	$3,054	$6,653	$6,851

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,526	$7,152
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation	10,063	10,684
Amortization of intangibles and other assets	1,677	1,682
Amortization of deferred financing costs	1,183	1,329
Amortization of Senior Notes discount	138	138
Stock-based compensation	1,929	1,599
Provision for bad debts	1,416	1,612
Gain on sale of property and equipment	(279)	(155)
Deferred income taxes	(50)	507
Change in assets and liabilities, net of acquisitions:
Accounts receivable	673	(9,506)
Other restricted assets	(167)	1,102
Other assets	542	1,711
Accounts payable and accrued liabilities	(6,023)	(6,368)
Deferred revenues and other liabilities	(10)	110
Net cash provided by operating activities	17,618	11,597

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30,555)	(10,557)
Purchases of investment securities	(241,425)	(296,975)
Sales of investment securities	252,600	294,250
Facility acquisitions	(18,554)	—
Site acquisitions	(5,053)	—
Withdrawals from restricted debt payment account, net	4,586	3,942
Proceeds from sale of property and equipment	371	2,890
Net cash used in investing activities	(38,030)	(6,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of MCF bonds	(10,500)	(9,700)
Proceeds from line of credit	10,000	—
Payments of capital lease obligations	(8)	(8)
Tax benefit of stock option exercises	508	223
Proceeds from exercise of stock options and warrants	2,786	2,088
Net cash provided by (used in) financing activities	2,786	(7,397)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,626)	(2,250)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,529	13,723
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$903	$11,473

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in fair value of interest rate swap	$883	$(864)
Other comprehensive income (loss), net of tax	127	(301)
Common stock issued for board of directors fees	135	395
Purchases and additions to property and equipment included in accounts payable and accrued liabilities	6,263	—
Equipment additions under capital leases	—	56

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

We adopted the provisions of FIN No. 48 on January 1, 2007. Our total amount of unrecognized tax benefits as of the adoption date was approximately $3.0 million. As a result of the adoption of FIN No. 48, we recorded a cumulative effect adjustment of approximately $0.3 million which increased retained earnings at January 1, 2007. The amount of unrecognized tax benefits did not materially change in the nine months ended September 30, 2007.

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

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Operations and Comprehensive Income and totaled approximately $0.2 million and $0.3 million in the three and nine months ended September 30, 2007. Accrued interest and penalties were approximately $0.6 million and $0.3 million at September 30, 2007 and January 1, 2007, respectively.

We are subject to income tax in the United States and many of the individual states we operate in. We currently have significant operations in Texas, California and Pennsylvania. State income tax returns are generally subject to examination for a period of three to five years after filing. The state impact of any changes made to the federal return remains subject to examination by various states for a period up to one year after formal notification to the state. We are open to United States Federal Income Tax examinations for the tax years ended December 31, 2004 through December 31, 2006.

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

At September 30, 2006, 60,000 shares of restricted stock were outstanding subject to performance-based vesting criteria (30,000 of these are considered market-based restricted stock under SFAS No. 123R). Additionally, 137,200 stock options were outstanding subject to performance-based vesting criteria (16,100 of these were considered market-based options under SFAS No. 123R). The 30,000 shares of restricted stock and the 16,100 stock options which were considered market-based stock awards were valued using a Monte Carlo simulation probability model to estimate future stock returns. The grant date fair value of these awards was $9.05 per share for a total value of $0.5 million. We recognized $0.04 million and $0.11 million of expense associated with these shares of restricted stock and options during the three and nine months ended September 30, 2006, respectively.

At September 30, 2007, 132,500 shares of restricted stock were outstanding subject to performance-based vesting criteria (37,500 of these restricted shares were considered market-based restricted stock under SFAS No. 123R). There were also 79,000 stock options outstanding subject to performance-based vesting criteria. We recognized $0.1 million and $0.4 million of expense associated with these shares of restricted stock and stock options during the three and nine months ended September 30, 2007.

The amounts above relate to the impact of recognizing compensation expense related to stock options and restricted stock. Compensation expense related to stock options (79,000 shares) and restricted stock (95,000 shares) that vest based upon performance conditions is not recorded for such performance-based awards until it has been deemed probable that the related performance targets allowing the vesting of these options and restricted stock will be met. We are required to periodically re-assess the probability that these options will vest and record expense at the point in time. During the fourth quarter of 2006 it was deemed probable that the performance targets pertaining to certain restricted stock and stock options would be achieved by their vesting date. Accordingly, compensation expense of approximately $0.06 million and $0.20 million has been recognized for the three and nine months ended September 30, 2007, respectively, related to these stock-based awards.

We recognize expense for our stock-based compensation over the vesting period, which represents the period in which an employee is required to provide service in exchange for the award. We recognize compensation expense for stock-based awards immediately if the award has immediate vesting.

Assumptions

The fair values for the significant stock-based awards granted during the nine months ended September 30, 2007 and 2006 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2007	2006

Risk-free rate of return	4.56%	4.31%
Expected life of award	5.6 years	5 years
Expected dividend yield of stock	0%	0%
Expected volatility of stock	42.19%	45.48%
Weighted-average fair value	$9.86	$6.24

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

In accordance with SAB 107, we used the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during the nine months ended September 30, 2007 and 2006.

Stock-based award activity during the nine months ended September 30, 2007 was as follows (aggregate intrinsic value in millions):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2006	655,260	$12.87	7.6	$8.4
Granted	72,950	21.40
Exercised	(161,390)	12.41
Canceled	(72,728)	13.47

Outstanding at September 30, 2007	494,092	$14.19	7.5	$7.0

Vested and expected to vest at September 30, 2007	393,662	$14.14	7.6	$5.6

Exercisable at September 30, 2007	272,223	$13.56	7.1	$3.7

The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 and 2006 was $1.4 million and $0.6 million, respectively. Net cash proceeds from the exercise of stock options were approximately $2.8 million and $2.1 million for the nine months ended September 30, 2007 and 2006, respectively.

As of September 30, 2007, approximately $0.6 million of estimated expense with respect to time-based nonvested stock option awards has yet to be recognized and will be amortized into expense over the employee’s remaining requisite service period of approximately 3.0 years. As of September 30, 2007, approximately $0.4 million of estimated expense with respect to performance based nonvested stock option awards has yet to be recognized and will be recorded if it becomes probable that these options will vest.

The following table summarizes information with respect to stock options outstanding and exercisable at September 30, 2007.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.75 to $10.00	25,710	4.0	$5.74	25,137	$5.68
$10.01 to $13.50	177,382	6.9	12.78	95,186	12.79
$13.51 to $14.50	209,800	7.9	13.96	111,900	13.86
$14.51 to $25.00	81,200	9.3	20.55	40,000	19.53
	494,092		$14.19	272,223	$13.56

Stock-based award activity for nonvested awards during the nine months ended September 30, 2007 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	322,170	$13.40
Granted	72,950	21.40
Vested	(100,523)	15.73
Canceled	(72,728)	13.47

Nonvested at September 30, 2007	221,869	$14.96

Restricted Stock

We have previously issued restricted stock in connection with certain employment agreements which vests over a specific period of time, generally three to five years. During the nine months ended September 30, 2007, we issued restricted stock in connection with certain employment agreements and as part of our normal equity awards, all of which was issued under our 2006 Equity Incentive plan. These shares of restricted common stock are subject to restrictions on transfer and certain conditions to vesting.

Restricted stock activity for the nine months ended September 30, 2007 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	85,000	$10.87
Granted	287,000	22.30
Vested	—
Canceled	(64,000)	9.80

Nonvested at September 30, 2007	308,000	$21.74

We recognized $0.3 million and $0.5 million of expense associated with nonvested time-based restricted stock awards during the three and nine months ended September 30, 2007. As of September 30, 2007, approximately $3.1 million of estimated expense with respect to nonvested time-based restricted stock awards had yet to be recognized and will be amortized over a weighted average period of 2.7 years. Approximately $2.8 million of estimated expense with respect to nonvested performance-based restricted stock option awards had yet to be recognized as of September 30, 2007.

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

Under the terms of the Merger Agreement, because the Merger was terminated, we reimbursed $2.5 million of costs incurred by Veritas, Parent and Merger Sub in connection with the proposed merger in February 2007. Such costs for legal and external professional and consulting fees are reflected in general and administrative expenses for the nine months ended September 30, 2007.

4.     Discontinued Operations

We classify as discontinued operations those components of our business that we hold for sale or that have been disposed and have cash flows that are clearly distinguishable operationally and for financial reporting purposes from the rest of our operations. For those components, we have no significant continuing involvement after completion of disposal and their operations are eliminated from our ongoing operations. During the year ended December 31, 2005, we classified certain components as discontinued operations as the result of a management decision to close certain facilities. Notifications were made to the required contracting entities regarding the termination of the related programs. At September 30, 2007, we did not have any significant net property and equipment balances pertaining to these former operations. There were no revenues generated by these discontinued operations in the three and nine months ended September 30, 2007 and 2006.

5.     Intangible Assets

Intangible assets at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30, 2007	December 31, 2006

Non-compete agreements	$10,040	$10,040
Accumulated amortization – non-compete agreements	(8,088)	(7,240)
Acquired contract value	6,442	6,442
Accumulated amortization – contract value	(3,145)	(2,316)
Identified intangibles, net	5,249	6,926
Goodwill, net	13,355	12,339
Total intangibles, net	$18,604	$19,265

The changes in the carrying amount of goodwill in the nine months ended September 30, 2007 are as follows (in thousands):

	Adult Secure	Juvenile	Adult Community- Based	Total

Balance as of December 31, 2006	$1,509	$1,060	$9,770	$12,339
Addition to goodwill	—	—	1,016	1,016
Balance as of September 30, 2007	$1,509	$1,060	$10,786	$13,355

During the nine months ended September 30, 2007, we recorded an addition to goodwill as a result of the final release of amounts previously placed in escrow related to the acquisition of Correctional Systems, Inc. in April 2005.

Amortization expense for our non-compete agreements was approximately $0.3 million for the three months ended September 30, 2007 and 2006 and approximately $0.8 million and $0.9 million for the nine months ended September 30, 2007 and 2006, respectively. Amortization expense for our non-compete agreements is expected to be approximately $1.1 million for each of the next two years ended December 31 and approximately $0.7 million for the third year.

Amortization expense for our acquired contract value was approximately $0.3 million for the three months ended September 30, 2007 and 2006 and approximately $0.8 million for the nine months ended September 30, 2007 and 2006. Amortization expense for our acquired contract value is expected to be approximately $1.1 million for each of the next three years ended December 31 and approximately $0.6 million for the fourth year.

6.     Credit Facilities

Our long-term debt at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Debt of Cornell Companies, Inc.:
Senior Notes, unsecured, due July 2012 with an interest rate of 10.75%, net of discount of $874 and $1,013, respectively	$111,125	$110,987
Fair-value adjustment of Senior Notes as a result of interest rate swap	(171)	(1,053)
Revolving Line of Credit due June 2008 with an interest rate of LIBOR plus 2.25% to 3.5% or prime plus 0.75% to 2.00% (the “Credit Facility”)	10,000	—
Capital lease obligations	40	47
Subtotal	120,994	109,981

Debt of Special Purpose Entity:
8.47% Bonds due 2016	145,500	156,000

Total consolidated debt	266,494	265,981

Less: current maturities	(21,411)	(10,510)

Consolidated long-term debt	$245,083	$255,471

Long-Term Credit Facilities. Our Credit Facility provided for borrowings of up to $60.0 million under a revolving line of credit, and was reduced by outstanding letters of credit. The available commitment under our Credit Facility was approximately $39.7 million at September 30, 2007. We had outstanding borrowings of $10.0 million under our Credit Facility at September 30, 2007 and had outstanding letters of credit of approximately $10.3 million. Subject to certain requirements, we had the right to increase the commitments under our Credit Facility up to an aggregate amount of $100.0 million. Our Credit Facility matured in June 2008 and bore interest, at our election, depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.75% to 2.00%, or a rate which ranged from 2.25% to 3.50% above the applicable LIBOR rate. Our Credit Facility was collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. Our Credit Facility was not secured by the assets of Municipal Corrections Finance, LP (“MCF”). Our Credit Facility contained standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on financing transactions and mergers and compliance with financial covenants.

In October 2007, we amended our existing Credit Facility (the “Amended Credit Facility”). The Amended Credit Facility, which provides for borrowings up to $100.0 million (including letters of credit), will mature in December 2011 and bears interest, at our election depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.00% to 0.75%, or a rate which ranges from 1.50% to 2.25% above the applicable LIBOR rate. Subject to certain requirements, we have the right to increase the commitments under our Amended Credit Facility up to an aggregate amount of $150.0 million. The Amended Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. The Amended Credit Facility is not secured by the assets of MCF. The Amended Credit Facility contains standard covenants including compliance with laws, limitations on certain financing transactions and mergers and compliance with financial covenants, although the covenants in the Amended Credit Facility were amended to provide greater flexibility in certain instances, including deletion of the minimum net worth and minimum asset coverage requirements contained in the Credit Facility and more favorable leverage ratios.

MCF is obligated for the outstanding balance of its 8.47% Taxable Revenue Bonds, Series 2001. The bonds bear interest at a rate of 8.47% per annum and are payable in semi-annual installments of interest and annual installments of principal. All unpaid principal and accrued interest on the bonds is due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents. The bonds are limited, nonrecourse obligations of MCF and secured by the property and equipment, bond reserves, assignment of subleases and substantially all assets related to the facilities included in the 2001 Sale and Leaseback Transaction. The bonds are not guaranteed by Cornell.

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

Upon the occurrence of specified change of control events, unless we have exercised our option to redeem all the Senior Notes as described above, each holder will have the right to require us to repurchase all or a portion of such holder’s Senior Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, on the Senior Notes repurchased, to the applicable date of purchase. The Senior Notes were issued under an indenture that limits our ability and the ability of our Guarantors to, among other things, incur additional indebtedness, pay dividends or make other distributions, make other restricted payments and investments, create liens, incur restrictions on the ability of the Guarantors to pay dividends or other payments to us, enter into transactions with affiliates, and engage in mergers, consolidations and certain sales of assets.

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes. The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate. The terms of the interest rate swap contract and the underlying debt instrument are identical. We have designated the swap agreement as a fair value hedge. The swap has a notional amount of $84.0 million and matures in July 2012 to mirror the maturity of the Senior Notes. Under the agreement, we pay on a semi-annual basis (each January 1 and July 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receive a fixed-rate interest of 10.75%. For the three and nine months ended September 30, 2007, we recorded interest expense related to this interest rate swap of approximately $0.07 million and $0.2 million, respectively, which is reflected as interest expense in the accompanying financial statements. For the three and nine months ended September 30, 2006, we recorded interest expense related to this interest rate swap of approximately $0.1 million and $0.2 million, respectively, which is reflected as interest expense in the accompanying financial statements. The swap agreements are marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes. At September 30, 2007 and December 31, 2006, the fair value of this derivative instrument was approximately ($0.2) million and ($1.1) million, respectively, and is included in other long-term liabilities in the accompanying financial statements. The carrying value of the Senior Notes as of these dates was adjusted accordingly by the same amount. Because the swap agreement is an effective fair-value hedge, there will be no effect on our results of operations from the mark-to-market adjustment as long as the swap is in effect. In October 2007, we terminated the swap agreement with the financial institution. We received approximately $0.2 million in conjunction with the termination, which will be amortized over the remaining term of the Senior Notes.

7.     Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution from common stock equivalents such as stock options and warrants. For the three months ended September 30, 2007, there were 15,000 shares ($25.00 average price) of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. There were none for the three months ended September 30, 2006. For the nine months ended September 30, 2007 and 2006 there were 19,200 shares ($24.56 average price) and 30,000 shares ($15.68 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

The following table summarizes the calculation of net earnings (loss) and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Income from continuing operations	$2,417	$2,584	$6,526	$7,859
Discontinued operations, net of taxes	—	—	—	(707)
Net income	$2,417	$2,584	$6,526	$7,152

Weighted average common shares outstanding	14,214	13,962	14,116	13,898
Weighted average common share equivalents outstanding	345	151	327	138

Weighted average common shares and common share equivalents outstanding	14,559	14,113	14,443	14,036

Basic earnings (loss) per share:
Income from continuing operations	$.17	$.19	$.46	$.56
Loss from discontinued operations, net of tax	—	—	—	(.05)
Net income	$.17	$.19	$.46	$.51

Diluted earnings (loss) per share:
Income from continuing operations	$.17	$.18	$.45	$.56
Loss from discontinued operations, net of tax	—	—	—	(.05)
Net income	$.17	$.18	$.45	$.51

8.     Commitments and Contingencies

Legal Proceedings

Valencia County Detention Center

In April 2007, a lawsuit was filed against the Company in the Federal District court in Albuquerque, New Mexico, by Joe Torres and Eufrasio Armijo, who each alleged that he was strip searched at the Valencia County Detention Center (“VCDC”) in New Mexico in violation of his federal rights under the Fourth, Fourteenth and Eighth amendments to the U.S. constitution.  The claimants also allege violation of their rights under state law and seek to bring the case as a class action on behalf of themselves and all detainees at VCDC during the applicable statues of limitation.  The plaintiffs seek damages and declaratory and injunctive relief.  The lawsuit is in its early stages and no discovery has been conducted. The ultimate outcome of the lawsuit cannot be determined at this time. However, we intend to vigorously defend this lawsuit.  We have not recorded any loss accruals related to this lawsuit.

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

In the year ended December 31, 2005, we recorded a charge of $0.2 million related to this lawsuit. In addition, we previously have provided insurance reserves for this matter (as part of our regular review of reported and unreported claims) totaling approximately $0.5 million. During the third quarter of 2006, we recorded an additional settlement charge of approximately $0.9 million and the related reimbursement from our general liability and professional liability insurance. The charge and reimbursement were recognized in general and administrative expenses for the year ended December 31, 2006. The reimbursement was funded by the insurance carrier in the first quarter of 2007 into a settlement account. The court granted preliminary approval of the settlement in the second quarter of 2007, and the claims administration process is now underway. We expect the claims administration process to be completed by the end of 2007 and the final court approval of the settlement in the first half of 2008.

Alexander Youth Service Center

In April 2006, we were sued in an action styled as Juana Michelle Brown, Administratrix of the Estate of Lakeisha Shantrail Brown, Deceased, v. Cornell Interventions, Inc. et al., No. 4-06 CV00000434, in the United States District Court for the Eastern District of Arkansas. The lawsuit alleges that we violated the rights of Lakeisha Shantrail Brown, the deceased daughter of Juana Michelle Brown, under the U.S. Constitution and the laws of the State of Arkansas by denying Ms. Brown medical treatment that caused her death and sought unspecified actual and punitive damages. In September 2006, the plaintiff filed, and the court granted, an order for voluntary dismissal without prejudice. The lawsuit was refiled in December 2006 as Juana Michelle Brown, Administratrix of the Estate of Lakeisha Shantrail Brown, Deceased, v. Cornell Interventions, Inc. et al., No. 4-06 CV17808, in the United States District Court for the Eastern District of Arkansas. We have reached an agreement with the plaintiff to settle the matter, and the settlement must be approved by a probate court. Our insurance coverage is sufficient to cover the settlement subject to our normal deductible.

Southern Peaks Regional Treatment Center

In January 2004, we initiated legal proceedings in the lawsuit styled Cornell Corrections of California, Inc. v. Longboat Global Advisors, LLC, et al., No.2004 CV79761 in the Superior Court of Fulton County, Georgia under theories of fraud, conversion, breach of contract and other theories to determine the location of and to recover funds previously deposited by us into what we believed to be an escrow account in connection with the development and construction of the Southern Peaks Regional Treatment Center. Of the funds previously deposited, approximately $5.3 million remains to be recovered at September 30, 2007. In December 2004, the jury awarded us approximately $6.5 million in compensatory damages and approximately $1.4 million in punitive damages, plus attorneys’ fees. The actual damages portion of the award under the final Judgment and Decree (“Judgment”) entered on December 20, 2006 was adjusted downward to the $5.4 million actually lost by us. The award for compensatory damages accrues pre-judgment interest at a rate of 7 percent from the date of loss through the date of judgment. Following the jury verdicts, we collected approximately $0.4 million in January 2005 in funds that had been previously frozen under a temporary restraining order issued at the time that we commenced this litigation. Currently, one of the defendants has filed an appeal of the Judgment. Due to the continued uncertainty surrounding the ultimate recovery of the funds previously deposited, we recorded an additional reserve in the amount of approximately $0.3 million in the quarter ended December 31, 2006. We will continue to maintain our existing reserve of approximately $5.3 million in an allowance for doubtful accounts against the corresponding balance as carried in other receivables at September 30, 2007 and December 31, 2006.

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

Settlement of Claim

In August 2007, we settled a lawsuit we had filed in the 333rd State District Court in Houston, Texas, Cause No. 2005-55083 against Locke Liddell & Sapp PLLC and an individual partner of Locke Liddell & Sapp PLLC, (the “Defendants”) relating to the Defendant’s representation of the Company in a transaction involving our Southern Peaks Regional Treatment Center in Canon City, Colorado. Under the terms of the settlement, we received $1.85 million in August 2007, which was recorded as a reduction to general and administrative expenses for the three and nine months ended September 30, 2007. We incurred approximately $0.3 million in expenses related to this matter in the third quarter of 2007.

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

During the period from August 2000 through May 2003, our general liability and professional liability coverage was provided by Specialty Surplus Insurance Company, a Kemper Insurance Company (“Kemper”) group member. In June 2004, the Illinois Department of Insurance gave Kemper permission to proceed with a run-off plan it had previously submitted. The three-year plan is designed to help Kemper meet its goal of resolving, to the maximum extent possible, all valid policyholder claims. In view of the risks and uncertainties involved in implementing the plan, including the need to achieve significant policy buybacks, commutation of reinsurance agreements, and further agreements with regulators, the plan may not be successfully implemented by Kemper. In the year ended December 31, 2004, we accrued a provision of $0.6 million, and estimated our range of additional exposure to be approximately $0.5 million with respect to outstanding claims incurred during this policy period with Kemper which would become our obligation to resolve if not settled through Kemper. During the year ended December 31, 2005, Kemper continued to implement its run-off plan. As a result, several of our significant claims were settled by Kemper during 2005. In conjunction with these settlements, we recorded a charge against our existing accrual in the amount of $0.3 million. Based on our analysis of the claims activity during the third quarter of 2005, we felt it necessary to accrue an additional provision in the amount of approximately $0.2 million during the third quarter of 2005. Additional significant claims continued to be settled by Kemper during the second half of 2006. As a result, we released reserves of approximately $0.4 million during the quarter ended December 31, 2006. At September 30, 2007, we do not believe there is significant exposure above our existing $0.1 million accrual for those outstanding claims which could become our obligation to resolve if not settled through Kemper.

While the outcome of such matters cannot be predicated with certainty, based on the information known to date, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial condition, but could be material to operating results or cash flows for a particular reporting period, operating results or cash flows.

9.     Facility Acquisitions

High Plains Correctional Facility

In May 2007, we acquired from GRW Corporation the High Plains Correctional Facility in Brush, Colorado. The facility currently has the capacity to house approximately 270 medium-security female inmates and operates under an Intergovernmental Agreement with the City of Brush and the Colorado Department of Corrections. The purchase price was approximately $8.9 million and was allocated entirely to the property and equipment acquired.

Washington, D.C. Facility

In September 2007, we acquired a formerly leased facility in Washington, D.C. This facility which has a service capacity of 70 beds can provide both juvenile residential and community-based services, as well as educational, rehabilitation and treatment programs. The purchase price was approximately $9.6 million and was allocated entirely to the property and equipment acquired. Our prior lease with the seller would have run to July 2013 and we would have incurred approximately $0.8 million in annual rent.

10.  Derivative Financial Instruments and Guarantees

Debt Service Reserve Fund and Debt Service Fund

In August 2001, MCF completed a bond offering to finance the 2001 Sale and Leaseback Transaction. In connection with this bond offering, two reserve fund accounts were established by MCF pursuant to the terms of the indenture: (1) MCF’s Debt Service Reserve Fund, aggregating approximately $23.5 million at September 30, 2007, was established to make payments on MCF’s outstanding bonds in the event we (as lessee) should fail to make the scheduled rental payments to MCF and (2) MCF’s Debt Service Fund, aggregating approximately $18.4 million at September 30, 2007, used to accumulate the monthly lease payments that MCF receives from us until such funds are used to pay MCF’s semi-annual bond interest and annual bond principal payments. Both reserve fund accounts are subject to the agreements with the MCF Equity Investors whereby guaranteed rates of return of 3.0% and 5.08%, respectively, are provided for in the balance of the Debt Service Reserve Fund and the Debt Service Fund. The guaranteed rates of return are characterized as cash flow hedge derivative instruments. At inception, the derivatives had an aggregate fair value of $4.0 million, which has been recorded as a decrease to the equity investment in MCF made by the MCF Equity Investors (MCF minority interest) and as a deferred liability in our Consolidated Balance Sheets. Changes in the fair value of the derivative instruments are recorded as an adjustment to other long-term liabilities and reported as other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Income. At September 30, 2007 and December 31, 2006, the fair value of these derivative instruments was approximately $3.0 million and $3.2 million, respectively. Our Consolidated Statements of Operations and Comprehensive Income include unrealized income on these derivative instruments of approximately $0.7 million and $0.1 million for the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2006, we reported an unrealized gain (loss) on these derivative instruments of approximately $0.5 million and ($0.3) million, respectively.

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

11.  Segment Disclosure

Our three operating divisions are our reportable segments. The adult secure institutional services segment consists of the operations of secure adult incarceration facilities. The juvenile segment consists of providing residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of 10 and 17 who have either been adjudicated or suffer from behavioral problems. The adult community-based corrections and treatment services segment consists of providing pre-release and halfway house programs for adult offenders who are either on probation or serving the last three to six-months of their sentences on parole and preparing for re-entry into society at large as well as community-based treatment and education programs as an alternative to incarceration. All of our customers and long-lived assets are located in the United States of America. The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in our 2006 Annual Report on Form 10-K. Intangible assets are not included in each segment’s reportable assets, and the related amortization of intangible assets is not included in the determination of a segment’s income from operations. We evaluate performance based on income or loss from operations before general and administrative expenses, incentive bonuses, amortization of intangibles, interest and income taxes. Corporate and other assets are comprised primarily of cash, investment securities available for sale, accounts receivable, debt service fund, deposits, property and equipment, deferred taxes, deferred costs and other assets. Corporate and other expense from operations primarily consists of depreciation on the corporate office facilities and equipment and specific general and administrative charges pertaining to corporate personnel (including the $1.85 million legal settlement received in the third quarter of 2007 as discussed in Note 8 to the accompanying consolidated financial statements), and is presented separately as such charges cannot be readily identified for allocation to a particular segment.

The following table excludes the results of discontinued operations for the revenue, pre-opening and start-up expenses and income from operations categories for all periods presented. The only significant non-cash item reported in the respective segment’s income from operations is depreciation and amortization (excluding intangibles) (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Adult secure institutional	$43,088	$47,243	$137,373	$130,953
Juvenile	27,084	28,410	80,648	86,401
Adult community-based	17,155	16,730	50,444	49,374
Total revenues	$87,327	$92,383	$268,465	$266,728

Pre-opening and start-up expenses:
Adult secure institutional	$—	$—	$—	$2,657
Juvenile	—	—	—	—
Adult community-based	—	—	—	—
Total pre-opening and start-up expenses	$—	$—	$—	$2,657

Income from operations:
Adult secure institutional	$8,651	$11,587	$32,279	$32,251
Juvenile	2,684	2,629	8,804	9,258
Adult community-based	4,281	3,216	11,434	9,088
Subtotal	15,616	17,432	52,517	50,597
General and administrative expense	(4,316)	(6,053)	(19,848)	(16,604)
Amortization of intangibles	(556)	(561)	(1,677)	(1,682)
Corporate and other	(206)	(262)	(573)	(835)
Total income from operations	$10,538	$10,556	$30,419	$31,476

Loss on discontinued operations, net of tax:
Adult secure institutional	$—	$—	$—	$—
Juvenile	—	—	—	(707)
Adult community-based	—	—	—	—
Total loss on discontinued operations, net of tax	$—	$—	$—	$(707)

	September 30,	December 31,
	2007	2006
Assets
Adult secure institutional	$271,990	$233,670
Juvenile	111,808	100,366
Adult community-based	60,534	63,105
Intangible assets, net	18,604	19,265
Corporate and other	74,092	107,127
Total assets	$537,028	$523,533

12.  Guarantor Disclosures

We completed an offering of $112.0 million of Senior Notes in June 2004. The Senior Notes are guaranteed by each of our subsidiaries (the “Guarantor Subsidiaries”). These guarantees are joint and several obligations of the Guarantor Subsidiaries. MCF does not guarantee the Senior Notes (the “Non-Guarantor Subsidiary”). The following condensed consolidating financial information presents the financial condition, results of operations and cash flows of the Guarantor Subsidiaries and the Non-Guarantor Subsidiary, together with the consolidating adjustments necessary to present our results on a consolidated basis.

Condensed Consolidating Balance Sheet as of September 30, 2007 (in thousands) (unaudited)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets

Current assets:
Cash and cash equivalents	$634	$224	$45	$—	$903
Investment securities	750	—	—	—	750
Accounts receivable	1,624	64,483	353	—	66,460
Debt service fund and other restricted assets	—	2,079	18,959	(592)	20,446
Prepaids and other	12,595	1,033	—	—	13,628
Total current assets	15,603	67,819	19,357	(592)	102,187
Property and equipment, net	209	226,782	147,252	(4,909)	369,334
Other assets:
Debt service reserve fund	—	—	23,547	—	23,547
Deferred costs and other	54,393	28,386	6,215	(47,034)	41,960
Investment in subsidiaries	31,053	1,856	—	(32,909)	—
Total assets	$101,258	$324,843	$196,371	$(85,444)	$537,028

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$39,611	$17,510	$2,062	$(1,234)	$57,949
Current portion of long-term debt	10,000	11	11,400	—	21,411
Total current liabilities	49,611	17,521	13,462	(1,234)	79,360
Long-term debt, net of current portion	110,954	29	134,100	—	245,083
Deferred tax liabilities	12,081	94	—	408	12,583
Other long-term liabilities	7,739	201	47,696	(49,426)	6,210
Intercompany	(272,919)	272,919	—	—	—
Total liabilities	(92,534)	290,764	195,258	(50,252)	343,236
Stockholders’ equity	193,792	34,079	1,113	(35,192)	193,792
Total liabilities and stockholders’ equity	$101,258	$324,843	$196,371	$(85,444)	$537,028

Condensed Consolidating Balance Sheet as of December 31, 2006 (in thousands)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets

Current assets:
Cash and cash equivalents	$18,083	$371	$75	$—	$18,529
Investment securities	11,925	—	—	—	11,925
Accounts receivable	2,661	73,448	365	—	76,474
Restricted assets	—	1,658	22,953	—	24,611
Prepaids and other	11,909	2,303	—	—	14,212
Total current assets	44,578	77,780	23,393	—	145,751
Property and equipment, net	108	173,916	150,419	(5,379)	319,064
Other assets:
Debt service reserve fund	—	—	23,801	—	23,801
Deferred costs and other	48,448	21,943	6,754	(42,228)	34,917
Investment in subsidiaries	27,427	2,237	—	(29,664)	—
Total assets	$120,561	$275,876	$204,367	$(77,271)	$523,533

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$46,791	$9,371	$5,577	$(1,576)	$60,163
Current portion of long-term debt	—	10	10,500	—	10,510
Total current liabilities	46,791	9,381	16,077	(1,576)	70,673
Long-term debt, net of current portion	109,934	37	145,500	—	255,471
Deferred tax liabilities	10,959	94	—	320	11,373
Other long-term liabilities	6,011	211	42,680	(44,450)	4,452
Intercompany	(234,698)	234,698	—	—	—
Total liabilities	(61,003)	244,421	204,257	(45,706)	341,969
Stockholders’ equity	181,564	31,455	110	(31,565)	181,564
Total liabilities and stockholders’ equity	$120,561	$275,876	$204,367	$(77,271)	$523,533

Condensed Consolidating Statement of Operations for the three months ended September 30, 2007

(in thousands) (unaudited)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$4,502	$98,980	$4,502	$(20,657)	$87,327
Operating expenses	5,695	83,324	38	(20,572)	68,485
Pre-opening and start-up expenses	—	—	—	—	—
Depreciation and amortization	—	3,089	1,056	(157)	3,988
General and administrative expenses	4,297	—	19	—	4,316
Income (loss) from operations	(5,490)	12,567	3,389	72	10,538
Overhead allocations	(10,556)	10,556	—	—	—
Interest, net	1,620	1,274	3,208	(71)	6,031
Equity earnings in subsidiaries	928	—	—	(928)	—
Income from continuing operations before provision for income taxes	4,374	737	181	(785)	4,507
Provision for income taxes	1,957	—	—	133	2,090
Income from continuing operations	2,417	737	181	(918)	2,417
Discontinued operations	—	—	—	—	—
Net income	$2,417	$737	$181	$(918)	$2,417

Condensed Consolidating Statement of Operations for the three months ended September 30, 2006

(in thousands) (unaudited)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$4,502	$105,376	$4,502	$(21,997)	$92,383
Operating expenses	7,223	86,144	—	(21,910)	71,457
Depreciation and amortization	—	3,402	1,055	(140)	4,317
General and administrative expenses	6,007	—	46	—	6,053
Income (loss) from operations	(8,728)	15,830	3,401	53	10,556
Overhead allocations	(12,631)	12,631	—	—	—
Interest, net	2,088	1,272	3,129	11	6,500
Equity earnings in subsidiaries	2,112	—	—	(2,112)	—
Income (loss) from continuing operations before provision for income taxes	3,927	1,927	272	(2,070)	4,056
Provision for income taxes	1,343	—	—	129	1,472
Income (loss) from continuing operations	2,584	1,927	272	(2,199)	2,584
Discontinued operations	—	—	—	—	—
Net income (loss)	$2,584	$1,927	$272	$(2,199)	$2,584

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2007

(in thousands) (unaudited)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$13,506	$303,582	$13,506	$(62,129)	$268,465
Operating expenses	14,870	253,382	80	(61,874)	206,458
Depreciation and amortization	—	9,043	3,167	(470)	11,740
General and administrative expenses	19,792	—	56	—	19,848
Income (loss) from operations	(21,156)	41,157	10,203	215	30,419
Overhead allocations	(34,493)	34,493	—	—	—
Interest, net	5,182	3,820	9,203	380	18,585
Equity earnings in subsidiaries	3,337	—	—	(3,337)	—
Income (loss) from continuing operations before provision for income taxes	11,492	2,844	1,000	(3,502)	11,834
Provision for income taxes	4,966	—	—	342	5,308
Income (loss) from continuing operations	6,526	2,844	1,000	(3,844)	6,526
Discontinued operations	—	—	—	—	—
Net income (loss)	$6,526	$2,844	$1,000	$(3,844)	$6,526

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2006

(in thousands) (unaudited)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$13,506	$303,067	$13,506	$(63,351)	$266,728
Operating expenses	17,295	249,503	33	(63,096)	203,735
Pre-opening and start-up expenses	—	2,657	—	—	2,657
Depreciation and amortization	—	9,492	3,166	(402)	12,256
General and administrative expenses	16,520	—	84	—	16,604
Income (loss) from operations	(20,309)	41,415	10,223	147	31,476
Overhead allocations	(30,034)	30,034	—	—	—
Interest, net	4,685	3,812	9,608	32	18,137
Equity earnings in subsidiaries	7,293	—	—	(7,293)	—
Income (loss) from continuing operations before provision for income taxes	12,333	7,569	615	(7,178)	13,339
Provision for income taxes	5,181	—	—	299	5,480
Income (loss) from continuing operations	7,152	7,569	615	(7,477)	7,859
Discontinued operations, net of income tax benefit of $381	—	(707)	—	—	(707)
Net income (loss)	$7,152	$6,862	$615	$(7,477)	$7,152

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2007

(in thousands) (unaudited)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(41,918)	$53,652	$5,884	$17,618

Cash flows from investing activities:
Capital expenditures	—	(30,555)	—	(30,555)
Purchases of investment securities	(241,425)	—	—	(241,425)
Sales of investment securities	252,600	—	—	252,600
Facility acquisitions	—	(18,554)	—	(18,554)
Site acquisition	—	(5,053)	—	(5,053)
Withdrawals from restricted debt payment account, net	—	—	4,586	4,586
Proceeds from the sale of property and equipment	—	371	—	371
Net cash provided by (used in) investing activities	11,175	(53,791)	4,586	(38,030)

Cash flows from financing activities:
Payments of MCF bonds	—	—	(10,500)	(10,500)
Proceeds from line of credit	10,000	—	—	10,000
Payments of capital lease obligations	—	(8)	—	(8)
Tax benefit of stock option exercise	508	—	—	508
Proceeds from exercise of stock options	2,786	—	—	2,786
Net cash provided by (used in) financing activities	13,294	(8)	(10,500)	2,786

Net decrease in cash and cash equivalents	(17,449)	(147)	(30)	(17,626)

Cash and cash equivalents at beginning of period	18,083	371	75	18,529

Cash and cash equivalents at end of period	$634	$224	$45	$903

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2006

(in thousands) (unaudited)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(1,060)	$6,869	$5,788	$11,597

Cash flows from investing activities:
Capital expenditures	—	(10,557)	—	(10,557)
Purchases of investment securities	(296,975)	—	—	(296,975)
Sales of investment securities	294,250	—	—	294,250
Withdrawals from restricted debt payment account, net	—	—	3,942	3,942
Proceeds from the sale of property and equipment	—	2,890	—	2,890
Net cash used in investing activities	(2,725)	(7,667)	3,942	(6,450)

Cash flows from financing activities:
Payments of MCF bonds	—	—	(9,700)	(9,700)
Payments of capital lease obligations	—	(8)	—	(8)
Tax benefit of stock option exercise	223	—	—	223
Proceeds from exercise of stock options	2,088	—	—	2,088
Net cash provided by (used in) financing activities	2,311	(8)	(9,700)	(7,397)

Net (decrease) increase in cash and cash equivalents	(1,474)	(806)	30	(2,250)

Cash and cash equivalents at beginning of period	12,579	1,114	30	13,723

Cash and cash equivalents at end of period	$11,105	$308	$60	$11,473

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading provider of correctional, detention, educational, rehabilitation and treatment services outsourced by federal, state and local government agencies. We provide a diversified portfolio of services for adults and juveniles through our three operating divisions: (1) adult secure institution and detention services; (2) juvenile justice, educational and treatment services and (3) adult community-based corrections and treatment services. At September 30, 2007, we operated 74 facilities with a total service capacity of 17,532. We also had one facility that was vacant at September 30, 2007 with a service capacity of 70. Our facilities are located in 15 states and the District of Columbia.

The following table (which excludes data related to discontinued operating facilities) sets forth for the periods indicated total residential service capacity and contracted beds in operation at the end of the periods shown, average contract occupancy percentages and total non-residential service capacity.

	September 30,	September 30,
	2007	2006
Residential
Service capacity (1) (2)	14,581	14,634
Contracted beds in operation (end of period) (1) (3)	13,472	13,508
Average contract occupancy based on contracted beds in operation (1) (4) (5)	102.1%	96.4%
Average contract occupancy excluding start-up operations (1) (4) (5)	102.1%	96.4%
Non-Residential
Service capacity (1) (6)	3,021	4,592

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

We derive substantially all of our revenues from providing adult corrections and treatment and juvenile justice, educational and treatment services outsourced by federal, state and local government agencies in the United States. Revenues for our services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis or on a cost-plus reimbursement basis. For the three months ended September 30, 2007, our revenue base consisted of 75.3% for services provided under per diem contracts, 17.9% for services provided under take-or-pay and management contracts, 4.5% for services provided under cost-plus reimbursement contracts, 2.0% for services provided under fee-for-service contracts and 0.4% from other miscellaneous sources. For the nine months ended September 30, 2007, our revenue base consisted of 73.5% for services provided under per diem contracts, 19.3% for services provided under take-or-pay and management contracts, 4.7% for services provided under cost-plus reimbursement contracts, 2.1% for services provided under fee-for-service contracts and 0.4% from other miscellaneous sources. While these percentages are generally consistent with comparable statistics for the three and nine months ended September 30, 2006, there has been a decrease in the percentage of revenues for services provided under per diem contracts and in the percentage of revenues provided under cost-plus reimbursement contracts, and an increase in the percentage of revenues provided under take-or-pay contracts between the comparable periods. The decrease in the percentage of revenues for services provided under per diem contracts and the increase in the percentage of revenues for services provided under take-or-pay contracts is primarily due to the operations of the Moshannon Valley Correctional Center which opened in April 2006. The decrease in the percentage of revenues for services provided under cost-plus reimbursement contracts is due primarily to the termination of our management contracts at the Alexander Youth Services Center in January 2007, at the South Mountain Secure Treatment Unit (“SMSTU”) in June 2006 and at the Donald W. Wyatt Detention Center in July 2007. Revenues can fluctuate from period to period due to changes in government funding policies, changes in the number of people referred to our facilities by governmental agencies, the opening of new facilities or the expansion of existing facilities and the termination of contracts for a facility or the closure of a facility.

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

For the three months ended September 30, 2007 and 2006, we realized average per diem rates on our adult secure institution facilities of approximately $53.54 and $56.49, respectively. For the nine months ended September 30, 2007 and 2006, we realized average per diem rates of approximately $54.65 and $56.40, respectively. The decrease in the average per diem rate in 2007 is principally a result of the increased population at the Moshannon Valley Correctional Center which opened in April 2006 as the facility ramped up. This facility operates under a take-or-pay contract.

Revenues for our juvenile justice, educational and treatment services division are primarily generated from per diem, fee-for-service and cost-plus reimbursement contracts. We believe that our ability to work with highly-troubled youth offers our customers a solution to addressing the unique needs of specialized juvenile populations. Through our Abraxas Youth and Family Services operations, we continue to look for opportunities where our expertise at servicing these populations is of value to counties, school districts and other contracting agencies. In addition, we intend to leverage our national footprint and scale to compete in an increasingly regulated market place.

For the three months ended September 30, 2007 and 2006, we realized average per diem rates on our residential juvenile facilities of approximately $176.26 and $172.08, respectively. For the nine months ended September 30, 2007 and 2006, we realized average per diem rates of approximately $171.11 and $169.26, respectively. The increase in the average per diem rate in 2007 was due primarily to the reactivation of the Cornell Abraxas Academy (formerly the New Morgan Academy) in October 2006 and the Hector Garza Residential Treatment Center in September 2007. For the three months ended September 30, 2007 and 2006, we realized average fee-for-service rates for our non-residential community-based juvenile facilities and programs, including rates that are limited by Medicaid and other private insurance providers, of approximately $44.81 and $38.13, respectively. For the nine months ended September 30, 2007 and 2006, we realized average fee-for-service rates of approximately $44.81 and $36.41, respectively. The increase in the average fee-for-service rate in 2007 is due to changes in the mix of services provided by our various juvenile justice, educational and treatment programs and facilities. The majority of our juvenile services contracts renew annually.

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

For the three months ended September 30, 2007 and 2006, we realized average per diem rates on our residential adult community-based facilities of approximately $62.61 and $61.81, respectively. For the nine months ended September 30, 2007 and 2006, we realized average per diem rates of $62.47 and $61.38, respectively. For the three months ended September 30, 2007 and 2006, we realized average fee-for-service rates on our non-residential adult community-based programs of approximately $11.34 and $10.23, respectively. For the nine months ended September 30, 2007 and 2006, we realized average fee-for-service rates of approximately $12.71 and $10.10, respectively. Our average fee-for-service rates can fluctuate from year-to-year due to changes in the mix of services provided by our various adult community-based corrections and treatment facilities and programs.

We have historically experienced higher operating margins in our adult secure institution and detention services division and adult community-based corrections and treatment services division as compared to our juvenile justice, educational and treatment services division. Additionally, our operating margins within a division can vary from facility to facility based on a number of factors, including whether a facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract and our ability to increase a facility’s contract revenue. Under take-or-pay contracts, such as the Moshannon Valley Correctional Center, operating margins are typically higher during the early stages of the contract as the facility’s population ramps up (as revenues are received at contract percentages regardless of actual occupancy). As the variable costs (primarily resident related and certain facility costs) increase with population growth, operating margins will generally decline to a stabilized level. Following its activation in April 2006, we experienced such operating margin impacts pertaining to the Moshannon Valley Correctional Center in the three and nine months ended September 30, 2007. A decline in occupancy of certain juvenile facilities and programs can have a more significant impact on operating margins than the adult secure institutional services division due to higher per diem rates at certain juvenile facilities.

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

We are responsible for all facility operating costs, except for certain debt service and interest or lease payments for facilities where we have a management contract only. At these facilities, the facility owner is responsible for all debt service and interest or lease payments related to the facility. We are responsible for all other operating expenses at these facilities. We operated 16 and 18 facilities under management contracts at September 30, 2007 and 2006, respectively.

A majority of our facility operating costs consists of fixed costs. These fixed costs include lease and rental expense, insurance, utilities and depreciation. As a result, when we commence operation of new or expanded facilities, fixed operating costs increase. The amount of our variable operating costs, including food, medical services, supplies and clothing, depend on occupancy levels at the facilities we operate. Our largest single operating cost, facility payroll expense and related employment taxes and expenses, has both a fixed and a variable component. We can adjust a facility’s staffing levels and the related payroll expense to a certain extent based on occupancy at a facility, however a minimum fixed number of employees is required to operate and maintain any facility regardless of occupancy levels. Personnel costs are subject to increases in tightening labor markets based on local economic and other conditions. Moreover, periodic trend increases in costs such as insurance and medical services can adversely affect our operating margin. Such costs have been increasing in recent years, and we anticipate that this trend will continue in 2008.

We incur pre-opening and start-up expenses including payroll and related taxes, benefits, training and other operating costs prior to opening a new or expanded facility and during the period of operation that occupancy is ramping up. These costs vary by contract. Since pre-opening and start-up costs are generally factored into the per diem rate that is charged to the contracting agency, we typically expect to recover these upfront costs over the life of the contract. Because occupancy rates during a facility’s start-up phase typically result in capacity under-utilization for at least 90 to 180 days, we may incur additional post-opening start-up costs. We do not anticipate post-opening start-up costs at any adult secure facilities operated under any future contracts with the Federal Bureau of Prisons (“BOP”) because these contracts are currently expected to be operated under guaranteed take-or-pay contracts, meaning that the BOP will pay at least 80.0% of the contractual monthly revenue when the facility opens, regardless of actual occupancy.

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

General and administrative expenses consist primarily of costs for corporate and administrative personnel who provide senior management, legal, finance, accounting, human resources, payroll and information systems services, costs of business development and outside professional and consulting fees. As discussed in Note 3 to the accompanying consolidated financial statements, we incurred additional outside legal and professional fees of approximately $3.7 million, including cost reimbursement of $2.5 million related to the Merger Agreement in the nine months ended September 30, 2007. In addition, as discussed in Note 8 to the accompanying consolidated financial statements, we received a legal settlement of $1.85 million during the third quarter of 2007 which was recorded as a reduction of general and administrative expenses.

Recent Developments

Big Spring Correctional Center

During 2006, the BOP solicited an RFP for services to house approximately 7,000 low security, non-United States citizen, sentenced males in an existing secure correctional institution procured from private sources or state and local governments with excess capacity located in Arizona, California, Louisiana, New Mexico, Oklahoma or Texas to replace several existing intergovernmental agreements (“IGA”) for such services, including the IGA relating to our Big Spring Correctional Center. In January 2007, we were awarded a contract from the BOP to operate the Big Spring Correctional Center. This guaranteed take-or-pay contract, which is effective April 1, 2007, provides for an initial contract term of four years with three two-year renewal option periods. In conjunction with this contract, we are undertaking certain facility expansion activities in 2007. As of September 30, 2007, we had incurred and capitalized costs of approximately $11.4 million related to these expansion activities, which have been completed effective November 1, 2007.

As a result of completing the expansion we now have the right to begin billing the BOP under the increased pricing schedule, and we plan to start billing the BOP at the new contracted rates for the expanded facility effective November 1st.  However, the BOP indicated last week that they are presently unable to increase their population usage at the facility as stated in the contract due to an inability of the federal government to pass a federal fiscal year 2008 budget.  We believe the BOP is obligated to begin paying the increased rates under the terms of the CAR-6 contract as of November 1, 2007.  The new billing rates would be expected to produce incremental earnings for the company of approximately $0.5 million each month based upon recent operating results of the facility.

Site Acquisition in Colorado

In August 2007, we acquired a site in Hudson, Colorado for our development project for the Colorado Department of Corrections. The purchase price was approximately $5.1 million. Construction is currently expected to begin in 2008.

Facility Acquisitions

Washington, D.C. Facility

In September 2007, we acquired a formerly leased facility in Washington, D.C. This facility which has a service capacity of 70 beds can provide both juvenile residential and community-based services, as well as educational, rehabilitation and treatment programs. The purchase price was approximately $9.6 million and was allocated entirely to the property and equipment acquired. Our prior lease with the seller would have run to July 2013 and we would have incurred approximately $0.8 million in annual rent.

High Plains Correctional Facility

In May 2007, we acquired from GRW Corporation the High Plains Correctional Facility in Brush, Colorado. The facility currently has the capacity to house approximately 270 medium-security female inmates and operates under an IGA with the City of Brush and the Colorado Department of Corrections. The purchase price was approximately $8.9 million and was allocated entirely to the property and equipment acquired.

Great Plains Correctional Facility

In May 2007, we were awarded a contract by the Arizona Department of Corrections for our Great Plains Correctional Facility in Hinton, Oklahoma. The contract calls for a total of 2,000 medium-security inmates to be housed at the facility.

We expect to house approximately 916 inmates at the existing facility and the remainder would be housed through an expansion of the existing facility. We currently estimate that the expansion cost will be approximately $55.0 million, pending the finalization of design and construction agreements. We began receiving inmates in September 2007 and expect to complete the initial ramp-up of occupancy at the facility to approximately 916 inmates in December 2007. The expansion of the facility to accommodate all 2,000 inmates commenced in the fourth quarter of 2007 and is expected to be completed by the fourth quarter of 2008. We believe that our existing cash and available balance under our Amended Credit Facility will provide adequate funding to complete this facility expansion.

D. Ray James Prison

We are currently expanding the D. Ray James Prison in Georgia to increase its current service capacity of 1,640 beds to 1,940 beds. As of September 30, 2007, we had incurred and capitalized costs of approximately $10.5 million related to this expansion.

In August 2007, we announced that we were initiating a second expansion of the D. Ray James Prison. This expansion will increase the facility’s service capacity by an additional 700 beds. We currently anticipate that this expansion activity will begin in 2008 and be completed early in 2009. We currently estimate that the capital expenditures related to this expansion will range from $28.0 million to $33.0 million, depending on the finalization of the design and construction agreements. We believe that our existing cash and available balance under our Amended Credit Facility will provide adequate funding to complete this facility expansion.

Regional Correctional Center

In July 2007, we were notified by Immigration and Customs Enforcement (“ICE”) that they were removing all ICE detainees from our Regional Correctional Center in Albuquerque, New Mexico. The withdrawal was completed in early August 2007. Refer to “Contractual Uncertainties Related to Certain Facilities, Regional Correctional Center” for more information concerning this development.

Settlement of Claim

In August 2007, we settled a lawsuit we had filed in the 333rd State District Court in Houston, Texas, Cause No. 2005-55083 against Locke Liddell & Sapp PLLC and an individual partner of Locke Liddell & Sapp PLLC, (collectively the “Defendants”) relating to the Defendant’s representation of the Company in a transaction involving our Southern Peaks Regional Treatment Center in Canon City, Colorado. Under the terms of the settlement, we received approximately $1.85 million in August 2007 which was recorded as a reduction of general and administrative expenses for the three and nine months ended September 30, 2007. We incurred approximately $0.3 million in expense related to this matter in the three months ended September 30, 2007.

Walnut Grove Youth Correctional Facility

In August 2007, we were notified by the State of Mississippi that funding had been approved for a 500 bed expansion of the 914 bed Walnut Grove Youth Correctional Facility that we have been managing since 2004. Expansion of the facility, which is being entirely funded by the State of Mississippi, began in the third quarter of 2007 and is currently expected to be completed and operational in the fourth quarter of 2008.

Amended Credit Facility

In October 2007, we amended our existing Credit Facility (the “Amended Credit Facility”). The Amended Credit Facility, which provides for borrowings up to $100.0 million (including letters of credit), matures in December 2011 and bears interest, at our election depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.00% to 0.75%, or a rate which ranges from 1.50% to 2.25% above the applicable LIBOR rate. Subject to certain requirements, we have the right to increase the commitments under our Amended Credit Facility up to $150.0 million. The Amended Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. The Amended Credit Facility is not secured by the assets of MCF. The Amended Credit Facility contains standard covenants including compliance with laws, limitations on certain financing transactions and mergers and compliance with financial covenants, although the covenants in the Amended Credit Facility were amended to provide greater flexibility in certain instances, including deletion of the minimum net worth and minimum asset coverage requirements contained in the Credit Facility and more favorable leverage ratios.

Other Contract Terminations

We transitioned our management contract at the Donald W. Wyatt Detention Center to the owner in July 2007.  Refer to “Results of Operations, Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006, Adult Secure” for more information concerning the termination of this contract.  In July 2007, we were notified that the funding for our Harrisburg Alternative Education School Program had been eliminated for the 2007-2008 school year.  Refer to “Results of Operations, Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006, Juvenile” for more information concerning the termination of this program.

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

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement, for which adoption is optional, permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.”  We are currently evaluating the impact the adoption of this standard may have on our consolidated financial statements

Results of Operations

The following table sets forth for the periods indicated the percentages of revenue represented by certain items in our historical consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	78.4	77.3	76.9	76.4
Pre-opening and start-up expenses	—	—	—	1.0
Depreciation and amortization	4.6	4.7	4.4	4.6
General and administrative expenses	4.9	6.6	7.4	6.2
Income from operations	12.1	11.4	11.3	11.8
Interest expense, net	6.9	7.0	6.9	6.8
Income from continuing operations before provision for income taxes	5.2	4.4	4.4	5.0
Provision for income taxes	2.4	1.6	2.0	2.1
Income from continuing operations	2.8	2.8	2.4	2.9
Loss on discontinued operations, net of tax	—	—	—	(0.3)
Net income	2.8%	2.8%	2.4%	2.6%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues. Revenues decreased approximately $5.1 million, or 5.5%, to $87.3 million for the three months ended September 30, 2007 from $92.4 million for the three months ended September 30, 2006.

Adult Secure. Adult secure institutional services division revenues decreased approximately $4.1 million, or 8.7%, to $43.1 million for the three months ended September 30, 2007 from $47.2 million for the three months ended September 30, 2006 due primarily to (1) a decrease in revenues of approximately $3.1 million at the Great Plains Correctional Facility due to our termination of our management contract with the Oklahoma Department of Corrections (“OKDOC”) in April 2007 (the facility began receiving inmates under our contract with the Arizona Department of Corrections in September 2007), (2) a decrease in revenues of approximately $2.0 million at the Regional Correctional Center due to a reduction in occupancy resulting from the withdrawal of inmates by ICE during the third quarter of 2007 and (3) a decrease in revenues of approximately $1.4 million at the Donald W. Wyatt Detention Center due to the transition of our management contract for this facility to the owner in July 2007. The decrease in revenues due to the above was offset, in part, by (1) revenues of approximately $1.1 million from the High Plains Correctional Facility acquired in May 2007 and (2) an increase in revenues of approximately $0.3 million at the D. Ray James Prison due to increased occupancy. The remaining net increase in revenues of $1.0 million was due to various insignificant fluctuations in revenues at our other adult secure facilities.

Our adult secure institutional services division revenues are primarily generated from contracts with federal and state government agencies. At September 30, 2007, we operated 10 adult secure institutional facilities with an aggregate service capacity of 9,505.

Average contract occupancy was 99.6% for the three months ended September 30, 2007 compared to 98.7% for the three months ended September 30, 2006. The average per diem rate for our adult secure facilities was approximately $53.54 and $56.49 for the three months ended September 30, 2007 and 2006, respectively. There were no revenues attributable to start-up operations for the three months ended September 30, 2007 and 2006.

Juvenile. Juvenile justice, educational and treatment services division revenues decreased approximately $1.3 million, or 4.6%, to $27.1 million for the three months ended September 30, 2007 from $28.4 million for the three months ended September 30, 2006 due primarily to (1) a decrease in revenues of approximately $2.9 million due to the termination of our management contract at the Alexander Youth Services Center in January 2007 and (2) a decrease in revenues of approximately $0.9 million due to the termination of our contract at the Harrisburg Alternative Education School Program. In July 2007, we were notified that the funding for this program was discontinued for the 2007-2008 school year. The decrease in revenues due to the above was offset, in part, by (1) revenues of approximately $1.0 million at the Cornell Abraxas Academy (formerly the New Morgan Academy) which we reactivated in October 2006, (2) revenues of approximately $0.2 million at the Hector Garza Residential Treatment Center (formerly the Campbell Griffin Treatment

Center) which we reopened in August 2007, (3) an increase in revenues of approximately $0.2 million at the Southern Peaks Regional Treatment Center due to improved occupancy, (4) an increase in revenues of approximately $0.2 million at the Leadership Development Program due to increased occupancy and (5) an increase in revenues of approximately $0.2 million at the Cornell Abraxas Center for Adolescent Females (“ACAF”) due to improved occupancy. The remaining net increase in revenues of $0.7 million was due to various insignificant fluctuations in revenues at our other juvenile facilities and programs.

At September 30, 2007, we operated 17 residential juvenile facilities and 12 non-residential juvenile community-based programs with an aggregate service capacity of 3,638. Additionally, we had one juvenile residential facility with a service capacity of 70 that was vacant at September 30, 2007. Our contracts for these facilities and programs are generally with state and local government agencies and generally renew annually.

Average contract occupancy for the three months ended September 30, 2007 was 91.8% compared to 93.5% for the three months ended September 30, 2006.

The average per diem rate for our residential juvenile facilities was approximately $176.26 for the three months ended September 30, 2007 compared to $172.08 for the three months ended September 30, 2006. Our average fee-for-service rate for our non-residential juvenile community-based facilities and programs was approximately $44.81 for the three months ended September 30, 2007 compared to $38.13 for the three months ended September 30, 2006. There were no revenues attributable to start-up operations for the three months ended September 30, 2007 and 2006.

Adult Community-Based. Adult community-based corrections and treatment services division revenues increased approximately $0.5 million, or 3.0%, to $17.2 million for the three months ended September 30, 2007 from $16.7 million for the three months ended September 30, 2006 due primarily to an increase in revenues of approximately $0.2 million from the operations of two jails in California which we began managing in January 2007. The remaining net increase in revenues of $0.3 million was due to various insignificant fluctuations in revenues at our other adult community-based facilities and programs.

At September 30, 2007, we operated 28 residential adult community-based facilities and 7 non-residential adult community-based programs with an aggregate service capacity of 4,389. Average contract occupancy was 102.3% for the three months ended September 30, 2007 compared to 96.6% for the three months ended September 30, 2006. The occupancy increase was spread across the various facilities in the adult community-based division.

The average per diem rate for our residential adult community-based facilities was approximately $62.61 for the three months ended September 30, 2007 compared to $61.81 for the three months ended September 30, 2006. The average fee-for-service rate for our non-residential adult community-based programs was approximately $11.34 for the three months ended September 30, 2007 compared to $10.23 for the three months ended September 30, 2006. There were no revenues attributable to start-up operations for the three months ended September 30, 2007 and 2006.

Operating Expenses. Operating expenses decreased approximately $3.0 million, or 4.2%, to $68.5 million for the three months ended September 30, 2007 from $71.5 million for the three months ended September 30, 2006.

Adult Secure. Adult secure institutional services division operating expenses decreased approximately $1.2 million, or 3.6%, to $32.3 million for the three months ended September 30, 2007 from $33.5 million for the three months ended September 30, 2006 due primarily to (1) a decrease in operating expenses of approximately $1.1 million at the Great Plains Correctional Facility due to our termination of our management contract with OKDOC in April 2007 (the facility began receiving inmates under our new contract with the Arizona Department of Corrections in September 2007) and (2) a decrease in operating expenses of approximately $1.0 million at the Donald W. Wyatt Detention Center due to the transition of our management contract to the owner in July 2007. The decrease in operating expenses due to the above was offset, in part, by (1) an increase in operating expenses of approximately $1.1 million at the Moshannon Valley Correctional Center due to increased occupancy and (2) an increase in operating expenses of approximately $1.0 million at the High Plains Correctional Facility acquired in May 2007. The remaining net decrease in operating expenses of $1.2 million was due to various insignificant fluctuations in operating expenses at our other adult secure facilities.

As a percentage of segment revenues, adult secure institutional services division operating expenses were 74.9% for the three months ended September 30, 2007 compared to 70.8% for the three months ended September 30, 2006. The increase in the 2007 percentage reflects the stabilization of the operating margin at the Moshannon Valley Correctional Center (which operates under a take-or-pay contract) subsequent to its activation in April 2006. Additionally, the 2007 third quarter operating margin was negatively impacted by the termination of our management contracts at the Great Plains Correctional

Facility in April 2007 as we transitioned to its reactivation in September 2007 under our new contract with the Arizona Department of Corrections and the transition of our management contract at the Donald W. Wyatt Detention Center to the owner in July 2007.

Juvenile. Juvenile justice, educational and treatment services division operating expenses decreased approximately $1.3 million, or 5.2%, to $23.7 million for the three months ended September 30, 2007 from $25.0 million for the three months ended September 30, 2006 due primarily to (1) a decrease in operating expenses of approximately $2.6 million due to the termination of our management contract at the Alexander Youth Services Center in January 2007 and (2) a decrease in operating expenses of approximately $0.3 million due to the termination of our contract for the Harrisburg Alternative Education School Program. In July 2007, we were notified that the funding for this program was discontinued for the 2007-2008 school year. The decrease in operating expenses due to the above was offset, in part, by various insignificant fluctuations in operating expenses at our other juvenile facilities and programs, including the opening of the Cornell Abraxas Academy (formerly the New Morgan Academy) in October 2006 which incurred operating expenses of approximately $0.3 million in the three months ended September 30, 2007.

As a percentage of segment revenues, juvenile services division operating expenses were 87.6% for the three months ended September 30, 2007 compared to 87.9% for three months ended September 30, 2006.

Adult Community-Based. Adult community-based corrections and treatment services division operating expenses decreased approximately $0.5 million, or 3.8% to $12.5 million for the three months ended September 30, 2007 from $13.0 million for the three months ended September 30, 2006. The net decrease in operating expenses was due to various insignificant fluctuations in operating expenses at our adult community-based facilities and programs. As a percentage of segment revenues, adult community-based division operating expenses were 72.8% for the three months ended September 30, 2007 compared to 77.7% for the three months ended September 30, 2006. The 2007 operating margin was favorably impacted by lower divisional administration costs in the three months ended September 30, 2007 as compared to the same period of 2006.

Pre-Opening and Start-up Expenses. There were no pre-opening and start-up expenses for the three months ended September 30, 2007 and 2006.

Depreciation and Amortization. Depreciation and amortization decreased approximately $0.3 million, or 7.0%, to $4.0 million for the three months ended September 30, 2007 from $4.3 million for the three months ended September 30, 2006. Depreciation of property and equipment was $3.4 million and $3.8 million for the three months ended September 30, 2007 and 2006, respectively. Amortization of intangibles was approximately $0.6 million for the three months ended September 30, 2007 and 2006.

General and Administrative Expenses. General and administrative expenses decreased approximately $1.8 million, or 29.5%, to $4.3 million for the three months ended September 30, 2007 from $6.1 million for the three months ended September 30, 2006 due primarily to the $1.85 million received during the three months ended September 30, 2007 related to the settlement with Locke Liddell Sapp PLLC as discussed in Note 8 to the accompanying consolidated financial statements.

Interest. Interest expense, net of interest income, decreased to approximately $6.0 million for the three months ended September 30, 2007 from $6.5 million for the three months ended September 30, 2006. For the three months ended September 30, 2007 and 2006, we recognized interest expense related to the interest rate swap of $0.07 million and $0.1 million, respectively. For the three months ended September 30, 2007, we capitalized interest of approximately $0.4 million related to the expansion projects at the Big Spring Correctional Center and the D. Ray James Prison. We did not capitalize any interest in the three months ended September 30, 2006. Additionally, MCF made an annual bond principal payment of $10.5 million on July 31, 2007 which reduced bond interest expense for the three months ended September 30, 2007 by approximately $0.2 million as compared to the same period of 2006.

Income Taxes. For the three months ended September 30, 2007, we recognized a provision for income taxes at an estimated effective rate of 46.4%. For the three months ended September 30, 2006, we recognized a provision for income taxes at an estimated effective rate of 36.3%. The change in our estimated effective tax rate in 2007 resulted from an increase in operating income across certain of our business segments and apportionment to higher taxing jurisdictions, tax law changes in some jurisdictions, as well as an increase in nondeductible equity compensation expense attributable to certain share-based awards.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues. Revenues increased approximately $1.8 million, or 0.7%, to $268.5 million for the nine months ended September 30, 2007 from $266.7 million for the nine months ended September 30, 2006.

Adult Secure. Adult secure institutional services division revenues increased approximately $6.4 million, or 4.9%, to $137.4 million for the nine months ended September 30, 2007 from $131.0 million for the nine months ended September 30, 2006 due primarily to (1) an increase in revenues of approximately $9.4 million at the Moshannon Valley Correctional Center which opened in April 2006, (2) revenues of approximately $1.7 million at the High Plains Correctional Facility acquired in May 2007, (3) an increase in revenues of approximately $1.2 million at the Leo Chesney Community Correctional Facility due to improved occupancy, (4) an increase in revenues of approximately $1.0 million at the D. Ray James Prison due to increased occupancy, (5) an increase in revenues at the Big Spring Correctional Center of approximately $0.7 million due to an increase in occupancy and (6) an increase in revenues of approximately $0.7 million at the Donald W. Wyatt Detention Center due to increased occupancy prior to the transition of our management contract to the owner. The increase in revenues due to the above was offset, in part, by (1) a decrease in revenues of approximately $7.6 million due to our termination of our management contract with the OKDOC at the Great Plains Correctional Facility in April 2007 and (2) a decrease in revenues of approximately $1.1 million at the Regional Correctional Center due to reduced occupancy as a result of the withdrawal of inmates by ICE during the third quarter of 2007. The remaining net increase in revenues of $0.4 million was due to various insignificant fluctuations in revenues at our other adult secure facilities.

In July 2007, we completed the transition of our management contract at the Donald W. Wyatt Detention Center to another operator. This contract generated revenues of approximately $8.0 million and $7.3 million in the nine months ended September 30, 2007 and 2006, respectively.

Average contract occupancy for the nine months ended September 30, 2007 was 103.8% compared to 96.8% for the nine months ended September 30, 2006. The increase in average contract occupancy in the nine months ended September 30, 2007 was principally due to increased occupancy at the D. Ray James Prison, the Regional Correctional Center, the Big Spring Correctional Center and the Moshannon Valley Correctional Center.

The average per diem rate for our adult secure facilities was approximately $54.65 and $56.40 for the nine months ended September 30, 2007 and 2006, respectively. There were no revenues attributable to start-up operations for the nine months ended September 30, 2007 and 2006.

Juvenile. Juvenile justice, educational and treatment services division revenues decreased approximately $5.8 million, or 6.7%, to $80.6 million for the nine months ended September 30, 2007 from $86.4 million for the nine months ended September 30, 2006 due primarily to (1) a decrease in revenues of approximately $7.0 million due to the termination of our management contract at the Alexander Youth Services Center in January 2007, (2) a decrease in revenues of approximately $1.9 million due to the termination of our management contract at the South Mountain Secure Treatment Unit ("SMSTU") in June 2006 and (3) a decrease in revenues of approximately $0.9 million at the Danville Center for Adolescent Females due to the expiration of our management contract in March 2006. The decrease in revenues due to the above was offset, in part, by (1) revenues of approximately $2.0 million at the Cornell Abraxas Academy (formerly the New Morgan Academy) which we reopened in October 2006, (2) an increase in revenues of approximately $1.4 million at the Leadership Development Program due to increased occupancy and (3) an increase in revenues of approximately $0.9 million at ACAF due to increased occupancy. The remaining net decrease in revenues of $0.3 million was due to various insignificant fluctuations in revenues at our other juvenile facilities and programs.

In July 2007, we were notified by our contracting agency for the Harrisburg Alternative Education School Program that funding had been discontinued for the 2007-2008 school year. This program generated revenues of approximately $1.8 million and $2.1 million in the nine months ended September 30, 2007 and 2006, respectively.

Average contract occupancy was 92.7% for the nine months ended September 30, 2007 compared to 92.7% for the nine months ended September 30, 2006. The average per diem rate for our residential juvenile facilities was approximately $171.11 and $169.26 for the nine months ended September 30, 2007 and 2006, respectively. Our average fee-for-service rate for our non-residential juvenile community-based facilities and programs was approximately $44.81 and $36.41 for the nine months ended September 30, 2007 and 2006, respectively. There were no revenues attributable to start-up operations for the nine months ended September 30, 2007 and 2006.

Adult Community-Based. Adult community-based corrections and treatment services division revenues increased approximately $1.0 million, or 2.0%, to $50.4 million for the nine months ended September 30, 2007 from $49.4 million for the nine months ended September 30, 2006 due to various insignificant fluctuations in revenues at our adult community-based facilities and programs including an increase in revenues of approximately $0.6 million resulting from the two new jails in California we began managing in January 2007 and an increase in revenues of approximately $0.4 million at the Las Vegas Center due to increased occupancy. Additionally, we had a decrease in revenues of approximately $0.8 million due to the termination of our management contract for the SWICC Turning Point program in October 2006.

Average contract occupancy for the nine months ended September 30, 2007 was 101.3% compared to 97.0% for the nine months ended September 30, 2006. The average per diem rate for our residential adult community-based facilities was $62.47 and $61.38 for the nine months ended September 30, 2007 and 2006, respectively. The average fee-for-service rate for our non-residential adult community-based programs was $12.71 and $10.10 for the nine months ended September 30, 2007 and 2006, respectively. There were no revenues attributable to start-up operations for the nine months ended September 30, 2007 and 2006.

Operating Expenses. Operating expenses increased approximately $2.8 million, or 1.4%, to $206.5 million for the nine months ended September 30, 2007 from $203.7 million for the nine months ended September 30, 2006.

Adult Secure. Adult secure institutional services division operating expenses increased approximately $8.7 million, or 9.7%, to $98.8 million for the nine months ended September 30, 2007 from $90.1 million for the nine months ended September 30, 2006 due primarily to (1) an increase in operating expenses of approximately $7.7 million at the Moshannon Valley Correctional Center which opened in April 2006, (2) an increase in operating expenses of approximately $1.7 million at the High Plains Correctional Facility acquired in May 2007 and (3) an increase in operating expenses of approximately $1.4 million at the Regional Correctional Center due to increased occupancy principally during the period January 2007 to July 2007. The increase in operating expenses due to the above was offset, in part, by a decrease in operating expenses of approximately $2.9 million at the Great Plains Correctional Facility due to our termination of our contract with the OKDOC in April 2007. The remaining net increase in operating expenses of approximately $0.8 million was due to various fluctuations in operating expenses at our other adult secure facilities.

As a percentage of segment revenues, adult secure institutional services division operating expenses were 71.9% for the nine months ended September 30, 2007 compared to 68.8% for the nine months ended September 30, 2006. The decrease in the 2007 operating margin reflects the stabilization of the operating margin at the Moshannon Valley Correctional Center (which operates under a take-or-pay contract) subsequent to its activation in April 2006, as well as the termination of our management contracts at the Great Plains Correctional Facility in April 2007 (and its subsequent reactivation in September 2007) and the Donald W. Wyatt Detention Center in July 2007.

Juvenile. Juvenile justice, educational and treatment services division operating expenses decreased approximately $5.0 million, or 6.7%, to $69.8 million for the nine months ended September 30, 2007 from $74.8 million for the nine months ended September 30, 2006 due primarily to (1) a decrease in operating expenses of approximately $6.3 million at the Alexander Youth Services Center due to the termination of our management contract in January 2007 and (2) a decrease in operating expenses of approximately $1.7 million at the South Mountain Secure Treatment Unit due to the termination of our management contract in June 2006. The decrease in operating expenses due to the above was offset, in part, by (1) an increase in operating expenses of approximately $1.4 million at the Cornell Abraxas Academy (formerly the New Morgan Academy) that opened in October 2006 and (2) an increase in operating expenses of approximately $0.6 million as such expenses were reflected in discontinued operations in the nine months ended September 30, 2006. The remaining net increase in operating expenses of $1.0 million was due to various insignificant fluctuations in operating expenses at our other juvenile facilities and programs.

 As a percentage of segment revenues, juvenile services division operating expenses were 86.6% for the nine months ended September 30, 2007 compared to 86.5% for the nine months ended September 30, 2006.

Adult Community-Based. Adult community-based corrections and treatment services division operating expenses decreased approximately $0.9 million, or 2.3%, to $37.9 million for the nine months ended September 30, 2007 from $38.8 million for the nine months ended September 30, 2006 due primarily to a decrease in operating expenses of approximately $0.8 million due to the termination of our management contract for the SWICC Turning Point Program in October 2006. The remaining net decrease in operating expenses of $0.1 million was due to various insignificant fluctuations in operating expenses at our other adult community-based facilities and programs.

As a percentage of segment revenues, adult community-based corrections and treatment services division operating expenses were 75.1% for the nine months ended September 30, 2007 compared to 78.7% for the nine months ended September 30, 2006. The 2007 operating margin was favorably impacted by lower divisional administration costs in the three months ended September 30, 2007 as compared to the same period of 2006.

Pre-Opening and Start-up Expenses. There were no pre-opening and start-up expenses for the nine months ended September 30, 2007. Pre-opening and start-up expenses for the nine months ended September 30, 2006 were approximately $2.7 million and were attributable to the pre-opening activities of the Moshannon Valley Correctional Center.

Depreciation and Amortization. Depreciation and amortization expense decreased approximately $0.6 million, or 4.9%, to $11.7 million for the nine months ended September 30, 2007 from $12.3 million for the nine months ended September 30, 2006. Depreciation and amortization of property and equipment was approximately $10.1 million and $10.7 million for the nine months ended September 30, 2007 and 2006, respectively. Amortization of intangibles was approximately $1.7 million for the nine months ended September 30, 2007 and 2006.

General and Administrative Expenses. General and administrative expenses increased approximately $3.2 million, or 19.3%, to $19.8 million for the nine months ended September 30, 2007 from $16.6 million for the nine months ended September 30, 2006 due primarily to (1) our reimbursement to Veritas of approximately $2.5 million of costs related to the Merger Agreement, (2) an increase in legal and professional fees and development costs including approximately $1.2 million of costs related to the Merger Agreement and (3) an increase in stock-based compensation expense of approximately $0.4 million. This was partially offset by the net $1.5 million legal claim settlement received in August 2007 as discussed in Note 8 to the accompanying consolidated financial statements.

Interest. Interest expense, net of interest income, increased to $18.6 million for the nine months ended September 30, 2007 from $18.1 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007 and 2006, we recognized interest expense related to the interest rate swap of approximately $0.2 million. At current interest rate levels, we expect to incur additional interest expense related to our interest rate swap. Any additional rise in interest rates would increase our interest expense. Additionally, MCF made an annual principal payment of $10.5 million on their outstanding bonds which reduced interest expense for the nine months ended September 30, 2007 by approximately $0.6 million from the period of 2006. Furthermore, interest expense increased approximately $0.9 million due to a decrease in capitalized interest in 2007 as compared to 2006. For the nine months ended September 30, 2007, we capitalized interest of approximately $0.6 million related to the facility expansion projects at the Big Spring Correctional Center and the D. Ray James Prison. For the nine months ended September 30, 2006, we capitalized interest of approximately $1.5 million related to the construction of the Moshannon Valley Correctional Center.

Income Taxes. For the nine months ended September 30, 2007, we recognized a provision for income taxes at an estimated effective rate of 44.9%. For the nine months ended September 30, 2006, we recognized a provision for income taxes at an estimated effective rate of 41.1%. The change in our estimated effective rate in 2007 was related to an increase in operating income across certain of our business segments and apportionment to higher tax jurisdictions, as well as an increase in nondeductible equity compensation expense attributable to certain share-based awards.

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

Cash Flows From Operating Activities. Cash provided by operations was approximately $17.6 million for the nine months ended September 30, 2007. Cash provided by operations was approximately $11.6 million for the nine months ended September 30, 2006. The increase is principally driven due to a reduction in accounts receivable due to the timing of collections within the period.

Cash Flows From Investing Activities. Cash used in investing activities was approximately $38.0 million for the nine months ended September 30, 2007 due primarily to the High Plains Correctional Facility and the formerly leased Washington, D.C. facility purchases for an aggregate cost of approximately $18.6 million, the $5.1 million purchase of the Hudson, Colorado site (to be utilized under our contract with the Colorado Department of Corrections) and capital expenditures of approximately $30.6 million related primarily to the expansion projects at the Big Spring Correctional Center and the D. Ray James Prison. Additionally, we had net sales of investment securities of $11.2 million and withdrawals from the restricted debt payment account, net, of $4.6 million. Cash used in investing activities was approximately $6.5 million for the nine months ended September 30, 2006 due to capital expenditures of approximately $10.6 million and net purchases of investment securities of $2.7 million, offset by net withdrawals from the restricted debt payment account of $3.9 million and proceeds from the sale of property and equipment of approximately $2.9 million.

Cash Flows From Financing Activities. Cash flows provided by financing activities was approximately $2.8 million due primarily to proceeds from the exercise of stock options and warrants, and the related tax benefit, of $3.3 million and proceeds from the borrowings under our Credit Facility of $10.0 million, offset by MCF’s annual principal payment of $10.5 million in July 2007. Cash flows used in financing activities was approximately $7.4 million for the nine months ended September 30, 2006 due primarily to MCF’s annual bond principal payment of $9.7 million made in July 2006 offset by proceeds from the exercise of stock options of $2.1 million and the tax benefit of stock option exercises of $0.2 million.

Long-Term Credit Facilities. Our Credit Facility provided for borrowings of up to $60.0 million under a revolving line of credit, and was reduced by outstanding letters of credit. The available commitment under our Credit Facility was approximately $39.7 million at September 30, 2007. We had outstanding borrowings on our Credit Facility of $10.0 million at September 30, 2007 and had outstanding letters of credit of approximately $10.3 million. Subject to certain requirements, we had the right to increase the aggregate commitments under our Credit Facility up to an aggregate amount of $100.0 million. Our Credit Facility matured in June 2008 and bore interest, at our election, depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.75% to 2.00%, or a rate which ranged from 2.25% to 3.50% above the applicable LIBOR rate. Our Credit Facility was collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. Our Credit Facility was not secured by the assets of Municipal Corrections Finance, LP (“MCF”). Our Credit Facility contained standard covenants including compliance with laws, limitations on capital expenditures, restrictions on dividend payments, limitations on financing transactions and mergers and compliance with financial covenants.

In October 2007, we amended our existing Credit Facility (the “Amended Credit Facility”). The Amended Credit Facility, which provides for borrowings up to $100.0 million (including letters of credit), matures in December 2011 and bears interest, at our election depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.00% to 0.75%, or a rate which ranges from 1.50% to 2.25% above the applicable LIBOR rate. Subject to certain requirements, we have the right to increase the commitments under our Amended Credit Facility up to $150.0 million. The Amended Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. The Amended Credit Facility is not secured by the assets of MCF. Our Amended Credit Facility contains standard covenants including compliance with laws, limitations on certain financing transactions and mergers and compliance with financial covenants, although the covenants in the Amended Credit Facility were amended to provide greater flexibility in certain instances, including deletion of the minimum net worth and minimum asset coverage requirements contained in the Credit Facility and more favorable leverage ratios.

MCF is obligated for the outstanding balance of its 8.47% Taxable Revenue Bonds, Series 2001. The bonds bear interest at a rate of 8.47% per annum and are payable in semi-annual installments of interest and annual installments of principal. All unpaid principal and accrued interest on the bonds is due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents. The bonds are limited, nonrecourse obligations of MCF and secured by the property and equipment, bond reserves, assignment of subleases and substantially all assets related to the facilities included in the 2001 Sale and Leaseback Transaction. The bonds are not guaranteed by Cornell.

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

Upon the occurrence of specified change of control events, unless we have exercised our option to redeem all the Senior Notes as described above, each holder will have the right to require us to repurchase all or a portion of such holder’s Senior Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, on the Senior Notes repurchased, to the applicable date of purchase. The Senior Notes were issued under an indenture that limits our ability and the ability of our Guarantors to, among other things, incur additional indebtedness, pay dividends or make other distributions, make other restricted payments and investments, create liens, incur restrictions on the ability of the Guarantors to pay dividends or other payments to us, enter into transactions with affiliates, and engage in mergers, consolidations and certain sales of assets.

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes. The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate. The terms of the interest rate swap contract and the underlying debt instrument are identical. We have designated the swap agreement as a fair value hedge. The swap has a notional amount of $84.0 million and matures in July 2012 to mirror the maturity of the Senior Notes. Under the agreement, we pay on a semi-annual basis (each January 1 and July 1) a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receive a fixed-rate interest of 10.75%. For the three and nine months ended September 30, 2007, we recorded interest expense related to this interest rate swap of approximately $0.07 million and $0.2 million, respectively, which is reflected as interest expense in the accompanying financial statements. For the three and nine months ended September 30, 2006, we recorded interest expense related to this interest rate swap of approximately $0.1 million and $0.2 million, respectively, which is reflected as interest expense in the accompanying financial statements. The swap agreements are marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes. At September 30, 2007 and December 31, 2006, the fair value of this derivative instrument was approximately ($0.2) million and ($1.1) million, respectively, and is included in other long-term liabilities in the accompanying financial statements. The carrying value of the Senior Notes as of these dates was adjusted accordingly by the same amount. Because the swap agreement is an effective fair-value hedge, there will be no effect on our results of operations from the mark-to-market adjustment as long as the swap is in effect. In October 2007, we terminated the swap agreement with the financial institution. We received approximately $0.2 million in conjunction with the termination, which will be amortized over the remaining term of the Senior Notes.

Contractual Uncertainties Related to Certain Facilities

Regional Correctional Center. In July 2007, we were notified by Immigration and Customs Enforcement (“ICE”) that they were removing all ICE detainees housed at the facility. As of August 2007, all ICE detainees had been removed. The facility currently serves the U.S. Marshal’s Service (“Marshals”), and continues to operate under a guaranteed minimum contract with both ICE and the Marshals. Revenues for this facility were approximately $11.8 million and $12.9 million for the nine months ended September 30, 2007 and 2006, respectively. The net carrying value of this facility was approximately $3.9 million and $5.3 million at September 30, 2007 and December 31, 2006, respectively. The facility had operated at its service capacity during portions of the nine months ended September 30, 2007. Our lease for this facility requires monthly rent payments of approximately $0.13 million for the remaining two year term of the lease. To date we do not have an alternative customer for this facility. Our inability to obtain a new customer for this facility could have an adverse effect on our financial condition, results of operations and liquidity.

Cornell Abraxas Academy (formerly the New Morgan Academy). We closed the Cornell Abraxas Academy (formerly the New Morgan Academy) in the fourth quarter of 2002. The facility, which we reactivated in October 2006, operates as a residential treatment facility for youth sex offenders. The net carrying value of the property and equipment for this facility was approximately $19.2 million and $19.5 million at September 30, 2007 and December 31, 2006, respectively. We believe that, pursuant to the provisions of SFAS No. 144, no impairment to the carrying value of this facility has occurred.

Great Plains Correctional Facility. In May 2007, we were awarded a contract by the Arizona Department of Corrections for our Great Plains Correctional Facility in Hinton, Oklahoma. The contract calls for a total of 2,000 medium-security inmates to be housed at the facility. We expect to house approximately 916 inmates at the existing facility and the remainder would be housed through an expansion of the existing facility. We currently estimate that the expansion cost will be approximately $55.0 million, pending the finalization of design and construction agreements. We began receiving inmates in September 2007 and expect to complete the initial ramp-up of population at the facility to approximately 916 inmates in December 2007. The expansion of the facility to accommodate all 2,000 inmates commenced in the fourth quarter of 2007 and is expected to be completed by the fourth quarter of 2008.

Hector Garza Residential Treatment Center (formerly the Campbell Griffin Treatment Center). In October 2005, we initiated the temporary closure of this leased facility in San Antonio, Texas. We reactivated this facility during the third quarter of 2007 for a federal customer. Our net carrying value for this facility at September 30, 2007 and December 31, 2006 was approximately $4.2 million. We believe that no impairment to the carrying value of this facility has occurred.

Future Liquidity. We believe that the existing cash and the cash flows generated from operations, together with the credit available under our Amended Credit Facility, will provide sufficient liquidity to meet our committed capital and working capital requirements for currently awarded and certain potential future development contracts. To the extent our cash and current financing arrangements do not provide sufficient financing to fund construction costs related to future adult secure institutional contract awards or significant facility expansions, we anticipate obtaining additional sources of financing to fund such activities. However, there can be no assurance that such financing will be available or will be available on terms favorable to us.

Contractual Obligations and Commercial Commitments. We have assumed various financial obligations and commitments in the ordinary course of conducting our business. We have contractual obligations requiring future cash payments under our existing contractual arrangements, such as management, consultative and non-competition agreements.

We maintain operating leases in the ordinary course of our business activities. These leases include those for operating facilities, office space and office and operating equipment, and the terms of these agreements range from 2007 until 2075. As of September 30, 2007, our total commitment under these operating leases was approximately $24.2 million.

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of September 30, 2007 (in thousands):

	Payments Due by Period
			2008 -	2010 -
	Total	2007	2009	2011	Thereafter

Contractual Obligations:
Long-term debt - principal
• Cornell Companies, Inc.	$112,000	$—	$—	$—	$112,000
• Special Purpose Entities	145,500	—	23,800	28,000	93,700
Long-term debt - interest (1)
• Cornell Companies, Inc.	57,644	3,051	24,283	24,258	6,052
• Special Purpose Entities	68,260	—	23,682	19,482	25,096
Revolving line of credit-principal
• Cornell Companies, Inc.	10,000	10,000	—	—	—
Revolving line of credit-interest
• Cornell Companies, Inc.	60	60	—	—	—
Capital lease obligations
• Cornell Companies, Inc.	40	4	28	8	—
Construction commitments	52,853	18,097	34,756	—	—
Operating leases	24,188	1,837	11,289	3,345	7,717
Consultative and non-competition agreements	250	—	250	—	—
Total contractual cash obligations	$470,795	$33,049	$118,088	$75,093	$244,565

(1)   We have an interest rate swap agreement under which we receive a fixed interest rate and pay a floating interest rate. The future cash payments on the interest related to Cornell Companies, Inc. long-term debt assume an effective rate of 10.71% on the related interest rate swap contract. An increase in the six-month U.S. dollar LIBOR rate would increase future interest payments as required under this arrangement.

We enter into letters of credit in the ordinary course of our operating and financing activities. As of September 30, 2007, we had outstanding letters of credit of approximately $10.3 million related to insurance and other operating activities. The following table details our letter of credit commitments as of September 30, 2007 (in thousands):

	Total	Amount of Commitment Expiration Per Period
	Amounts	Less than			Over
	Committed	1 Year	1-3 Years	4-5 Years	5 Years

Commercial Commitments:
Standby letters of credit	$10,251	$9,501	$750	$—	$—

Forward-Looking Statements

The statements included in this quarterly report regarding future financial and operational performance, expected future actions and activities, results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Statements to the effect that we or management “will,” “anticipates,” “believes,” “budgets,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “predicts,” or “projects” a particular result or course of events, or that such result or course of events “could,” “might,” “may,” “scheduled” or “should” occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, revenues, revenue mix, expenses, personnel costs, operating margins, financial results, liquidity, working capital requirements, pricing, per diem rates, utilization, increasing number of parolees and inmates, effectiveness of our strategy, capital requirements, capital expenditures, our contract from the Arizona Department of Corrections for our Great Plains Correctional Facility, operations at and results from our Regional Correctional Center, planned projects, expansions, the timing and cost of completion of capital projects, including without limitation the D. Ray James Prison and Big Spring Correctional Center expansions, the applicable pricing for our Big Spring Correctional Center, performance of acquired facilities and businesses, demand, supply, customer programs, contract commencements, future activity and market outlook in our various market sectors, debt levels and other uses of excess cash, our effective tax rate, changes in laws and regulations, the effect of FIN No. 48, results and effects of legal proceedings and governmental audits and assessments, adequacy of insurance, adequacy of cash flow for our obligations, effects of accounting changes and adoption of accounting policies. Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to, those described in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006 and other factors discussed in this quarterly report and in our other filings with the SEC, which are available free of charge on the SEC’s website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to market risk, primarily from changes in interest rates. We continually monitor exposure to market risk and develop appropriate strategies to manage this risk. We are not exposed to any other significant market risks, including commodity price risk or, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap of $84.0 million related to the interest obligations under the Senior Notes in effect converting them to a floating rate based on six-month LIBOR. As discussed in Part I, Item I, Note 6 to the accompanying financial statements, we terminated the interest rate swap in October 2007.

Interest Rate Exposure

Our exposure to changes in interest rates primarily results from our long-term debt with both fixed and floating interest rates. The debt on our consolidated financial statements with fixed interest rates consists of the 8.47% Bonds issued by MCF in August 2001 in connection with the 2001 Sale and Leaseback Transaction, approximately $28.0 million of the Senior Notes (not hedged by our interest rate swap agreement) and $10.0 million on our Credit Facility. At September 30, 2007, 31.5% ($84.0 million of debt outstanding on the Senior Notes issued in June 2004) of our consolidated long-term debt was subject to variable interest rates. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2007. At September 30, 2007, the fair value of our consolidated fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

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

Changes in Internal Control over Financial Reporting

In connection with the evaluation as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act, we have not identified any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) during our fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II       OTHER INFORMATION

ITEM 1.	Legal Proceedings.

See Part I, Item 1. Note 9 to the Consolidated Financial Statements, which is incorporated by reference.

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
10.1

Amended and Restated Credit Agreement dated October 10, 2007 among Cornell Companies, Inc., its subsidiaries, JPMorgan Chase Bank N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 12, 2007).

10.2

Amended and Restated Employment Agreement between Cornell Companies, Inc. and James E. Hyman dated effective August 2, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 6, 2007).

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

CORNELL COMPANIES, INC.

Date: November 9, 2007	By:	/s/ James E. Hyman
JAMES E. HYMAN
Chief Executive Officer,
President and Chairman of the Board
(Principal Executive Officer)

Date: November 9, 2007	By:	/s/ John R. Nieser
JOHN R. NIESER
Chief Financial Officer and Treasurer
(Principal Financial Officer)