Form 10-K
period 2007-12-31
CORNELL COMPANIES INC
filed 2008-03-14
CIK 1016152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2007

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

Yes  ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one.

Large accelerated Filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $261,953,030 on June 30, 2007. The registrant has 14,565,034 shares of common stock outstanding on March 7, 2008

Documents Incorporated by Reference

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held in 2008, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Cornell Companies, Inc.

Table of Contents

2007 Form 10-K

Forward-Looking Information

The statements included in this annual report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements in this annual report include, but are not limited to, statements about the following subjects:

•                  revenues,

•                  revenue mix,

•                  expenses, including personnel and medical costs

•                  results of operations,

•                  operating margins

•                  supply and demand,

•                  market outlook in our various markets

•                  our other expectations with regard to market outlook,

•                  utilization,

•                  parolee, detainee, inmate and youth offender trends

•                  pricing and per diem rates,

•                  contract commencements,

•                  new contract opportunities,

•                  operations at and results from our Regional Correctional Center,

•                  the timing, cost of completion and other aspects of planned expansions, including without limitation the D. Ray James Prison and Great Plains Correctional Facility expansions,

•                  adequacy of insurance,

•                  insurance proceeds,

•                  debt levels,

•                  debt reduction,

•                  the effect of FIN No. 48,

•                  our effective tax rate,

•                  tax assessments,

•                  results and effects of legal proceedings and governmental audits and assessments,

•                  liquidity,

•                  cash flow from operations,

•                  adequacy of cash flow for our obligations,

•                  capital requirements

•                  capital expenditures,

•                  effects of accounting changes and adoption of accounting policies,

•                  changes in laws and regulations,

•                  adoption of accounting policies,

•                  benefit payments, and

•                  changes in laws and regulations,

Forward-looking statements in this annual report are identifiable by use of the following words and other similar expressions among others:

•                  “anticipates”

•                  “believes”

•                  “budgets”

•                  “could”

•                  “estimates”

•                  “expects”

•                  “forecasts”

•                  “intends”

•                  “may”

•                  “might”

•                  “plans”

•                  “predicts”

•                  “projects”

•                  “scheduled”

•                  “should”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

•                        those described under “Item 1A. Risk Factors,”

•                        the adequacy of sources of liquidity,

•                        the effect and results of litigation, audits and contingencies, and

•                        other factors discussed in this annual report and in the Company’s other filings with the SEC, which are available free of charge on the SEC’s website at www.sec.gov.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated.

All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

PART I

ITEM 1.          BUSINESS

Company Overview

Cornell Companies, Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Cornell,” the “Company,” “we,” “us” or “our”) was incorporated in Delaware in 1996. We provide correction, detention, education, rehabilitation and treatment services for adults and juveniles. We partner with federal, state, county and local government agencies to deliver quality, cost-efficient programs that we believe enable our customers to save taxpayers’ money. Our customers include the Federal Bureau of Prisons (“BOP”), Bureau of Immigration and Customs Enforcement (“ICE”), U.S. Marshals Service (“USMS”), various state Departments of Corrections, and city, county and state departments of human services and similar agencies.

We offer services in structured and secure environments throughout three operating divisions:  (1) Adult Secure Services (previously known as “adult secure institutions and detention centers”); (2) Abraxas Youth and Family Services (previously known as “juvenile justice, educational and treatment programs”); and (3) Adult Community-Based Services (previously known as “adult community-based corrections and treatment programs”). Cornell, through predecessor entities, began operating in juvenile operations in 1973, adult community-based programs in 1974, and adult secure operations in 1984. See Note 15 to the consolidated financial statements in Item 8 of this report for a discussion concerning our operating segments.

As of December 31, 2007, we operated 73 facilities among the three business lines, representing a total operating service capacity of 18,517. We also had one facility that was vacant, representing additional service capacity of 70. Service capacity is comprised of the number of beds currently available for service in residential facilities and the average program capacity of non-residential community-based programs.  Our facilities are located in 15 states and the District of Columbia.

Additional information about Cornell can be found on our website, www.cornellcompanies.com. We make available on our website, free of charge, access to our Forms 10-K, Forms 10-Q, Forms 8-K, and all amendments to these reports as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission (SEC). Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or the SEC’s website, www.sec.gov. Information provided on our website or on the SEC’s website is not part of this Form 10-K.

Each of our Board of Directors’ standing committee charters, our corporate governance guidelines and our policy of business conduct are available on our website or, upon request, to our General Counsel at 1700 West Loop South, Suite 1500, Houston, Texas, in print, free of charge. We will post on our website all waivers to or amendments of our policy of business conduct, which are required to be disclosed by applicable law and rules of the New York Stock Exchange (NYSE) listing standards.

Company Operations

We provide a continuum of care to adults and juveniles in institutional, residential, and community-based settings. Regardless of service line, each of our facilities emphasizes the importance of engaging in the community as a productive, responsible citizen. In many of our adult secure institutions, we offer vocational training curricula, as well as literacy and General Equivalency Diploma (GED) programs. In our adult community-based programs, we offer job placement services, instruction on personal finance management and other skill-based training. In most of our juvenile facilities, we provide family counseling services and behavioral counseling. In facilities throughout the organization, we provide drug and alcohol counseling for our clients.

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

Quality of Operations

We operate our facilities in accordance with both company and facility-specific policies and procedures. Where required by contract or otherwise deemed appropriate for our service environments, these policies and procedures are designed to meet requirements set forth by independent industry oversight organizations, including the American Correctional Association (ACA), Joint Commission on Accreditation of Healthcare Organizations (JCAHO), and National Commission on Correctional Health Care (NCCHC). Standards may also be implemented to meet the requirements of state departments of public welfare, departments of protective and regulatory services and departments of human services and education. We believe that accreditation and the corresponding standards of operation enhance our ability to provide quality programs and contribute to the public’s increased acceptance of our services.

Internal quality control, conducted by senior facility staff and senior management, takes the form of periodic operational, programmatic and fiscal audits; facility inspections; regular review of logs, reports and files; and strict maintenance of personnel standards, including an active training program. Each of our facilities is further subject to periodic audits and reviews performed by our contracting agencies.

Industry and Business Segment Summary

Incarceration, detention, education and treatment services for adults and juveniles have historically been provided by various government entities. In the United States, the incarcerated and sentenced populations of adults and juveniles has continued to increase while federal, state and local governments face continuing pressures to control costs and improve service quality. We believe these trends have caused growing consideration and acceptance towards outsourcing certain government services and functions. Moreover, the increasing demand facing governments (from areas such as healthcare, maintenance/development of public infrastructure, etc.) has also created competition for resources funding such services

Services offered among our three divisions include incarceration and detention, transition from incarceration, drug and alcohol counseling and treatment, behavioral rehabilitation and treatment, vocational training and academic education for grades 3–12. Private-sector companies, like us, contract with government agencies to deliver these services, at what we believe are the same or higher quality and for a lower cost than what the agency can otherwise provide. Although outsourcing these services has historically faced opposition in the U.S., public and government acceptance has increased as standards of service improve and cost savings are documented. As government agencies face fiscal budget constraints, outsourcing to private providers can offer economically positive alternatives. In addition, as a cost relief measure, government agencies have sought alternatives to incarceration, including reentry, education, substance abuse and behavioral health programs – all of which are services we provide.

Outsourcing has a longer history in the juvenile justice and adult community-based corrections sectors. Increasingly, states, counties and local governments have used both for-profit and not-for-profit organizations to meet the needs of troubled youth and adults reintegrating into society after a time in residential treatment or prison. Governments have sought alternatives to the rising costs of incarceration for offenders who are non-violent and need treatment, education and rehabilitation. Adult community-based reentry programs as well as education, substance abuse and behavioral health programs that can successfully divert an offender from prison address this need.

Adult Secure Services

Increasingly, federal and state systems are relying upon private providers to address their incarceration needs.  We also believe that the heightened attention that has been placed on border patrol and immigration enforcement will continue to drive demand for services such as those offered by private providers.

We believe that our adult secure service line is well positioned to respond to these marketplace conditions. We provide low- to maximum-security incarceration and detention services. In doing so, we ensure public safety through the operation of a physically secure environment, which entails, among other security and safety measures, a routine patrol of the premises by trained correctional officers, alarmed fencing and razor wire and centralized monitoring of activity via closed circuit camera systems. While incarcerated, offenders are offered a variety of educational, counseling and vocational programs aimed at providing a successful return to the community and a subsequent reduction in recidivism.

As of December 31, 2007 we operated 10 adult secure facilities with an aggregate service capacity of 10,558. Within the division, we offer the following:

•                  Low- to maximum-security incarceration and detention,

•                  Confinement of juveniles adjudicated as adults,

•                  Facility design, construction and operation,

•                  Use of modern security technology, including electronic controls and surveillance equipment,

•                  Education courses, including preparation and testing for the GED, English as a Second Language classes, and Adult Basic Education (ABE),

•                  Holistic healthcare services, including medical, dental, vision, psychiatric, and individual and group counseling services,

•                  Substance abuse counseling,

•                  Life skills training, including anger management, hygiene, personal finance, employment and housing issues, and parenting skills,

•                  Religious opportunities and culturally sensitive programs,

•                  Food and laundry service, and

•                  Recreational activities, including exercise programs.

Abraxas Youth and Family Services

The juvenile justice industry sector includes residential, detention, shelter care and community-based services, along with educational, rehabilitation and treatment programs. This sector is highly fragmented with several thousand providers operating across the country. Most of the private providers are small and operate in specific geographic areas.

Juvenile justice issues present a growing area of concern for many states due to the number of youth within the judicial system, as well as the related annual expenditures for placement and treatment. Beyond addressing capacity issues within the juvenile justice system, states are also facing challenges posed by the unique needs of specialized juvenile populations, such as those with mental/behavioral health issues. Partnerships with private providers such as Cornell can provide quality alternatives for care.

We believe that our Abraxas Youth and Family Services division is uniquely equipped to address the issues currently facing the juvenile justice system. While the market is fragmented with providers located across the country, we offer a national presence with locations in both urban areas as well as suburban and rural settings.  We provide a broad array of services to youth, typically between the ages of 10 and 17, in residential and community-based settings. The programs and services provided at our facilities are designed to rehabilitate juveniles, hold them accountable for their actions and behaviors, and help them successfully reintegrate back into the community. An underlying principle of our juvenile programming is the Balanced and Restorative Justice (“BARJ”) model, which provides a restorative component to the victim, be it an individual, family, or community. The use of the BARJ model, in connection with our Seven Key Principles of Care®, emphasizes accountability, competency development and community protection.

As of December 31, 2007, we operated 18 residential facilities and 11 non-residential community-based programs within our Abraxas division, representing operating service capacity of 3,633. We also had one vacant facility with a service capacity of 70. Within the division, we offer the following:

•                  Diverse treatment settings, including physically-secure, staff-secure, and community-based,

•                  Specialized treatment for unique populations, including females, drug addicts, sex offenders, fire starters, and families,

•                  Accredited alternative and special education services,

•                  Wilderness training programs and nationally accredited ropes course challenges,

•                  Individualized treatment planning and case management,

•                  Individual, group and family counseling and therapy, cognitive behavior therapy and stress and anger management instruction,

•                  Substance abuse counseling and treatment, relapse prevention and education,

•                  Life skills training, including hygiene, personal finance, employment and housing issues, and parenting skills,

•                  Holistic healthcare services including medical, dental, behavioral health and psychiatric services, and

•                  Recreational activities, including exercise programs.

Adult Community-Based Services

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

As of December 31, 2007, we operated 28 residential community-based facilities and six non-residential community-based programs with a combined total service capacity of 4,326.  Within the division, we offer the following:

•                  Minimum-security and staff-secure residential services,

•                  Home confinement and electronic monitoring,

•                  Substance-abuse counseling and treatment, including detoxification, testing, 12-step programs and relapse prevention services,

•                  Employment training and assistance,

•                  Education, including preparation and testing for the GED, ABE, computer courses, college-level courses and access to libraries,

•                  Vocational training,

•                  Individual, group and family counseling and therapy, cognitive behavior therapy and stress and anger management instruction,

•                  Life skills training, including hygiene, personal finance, housing issues, and parenting skills, and

•                  Municipal jail management.

Facilities

At December 31, 2007, we operated 73 facilities and had one vacant facility. In addition to providing management services, we develop, design and/or construct many of our facilities.

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

The following table summarizes certain additional information with respect to our facilities as of December 31, 2007.  As indicated, the majority of the facilities at which we provide services are either owned or leased under long-term leases, which are generally under terms ranging from one to 45 years.

Facility Name and Location	Total Service Capacity (1)	Initial Contract Date (2)		Company Owned/ Leased or Managed (3)

Adult Secure Services Facilities:
Residential Facilities

Baker Community Correctional Facility
Baker, California	262	1987		Owned
Big Spring Correctional Center
Big Spring, Texas	3,509	1989	(4)	Leased	(5)
D. Ray James Prison
Folkston, Georgia	1,725	1998		Leased	(5)
Great Plains Correctional Facility
Hinton, Oklahoma	916	2007	(6)	Leased	(5)
High Plains Correctional Facility
Brush, Colorado	270	2007		Owned
Leo Chesney Community Correctional Facility
Live Oak, California	305	1988		Leased
Mesa Verde Community Correctional Facility
Bakersfield, California	360	2006		Leased
Moshannon Valley Correctional Center
Philipsburg, Pennsylvania	1,300	2006		Owned
Regional Correctional Center
Albuquerque, New Mexico	970	2004	(7)	Leased
Walnut Grove Youth Correctional Facility Walnut Grove, Mississippi	941	2004		Managed

Abraxas Youth and Family Services Facilities:
Residential Facilities

Contact
Wauconda, Illinois	51		(8)	Owned
Cornell Abraxas Academy
New Morgan, Pennsylvania	214		(9)	Owned
Cornell Abraxas I
Marienville, Pennsylvania	274	1973		Leased	(5)
Cornell Abraxas II
Erie, Pennsylvania	23	1974		Owned
Cornell Abraxas III
Pittsburgh, Pennsylvania	24	1975		Owned
Cornell Abraxas Center for Adolescent Females
Pittsburgh, Pennsylvania	108	1989		Owned
Cornell Abraxas of Ohio
Shelby, Ohio	108	1993		Leased	(5)
Cornell Abraxas Youth Center
South Mountain, Pennsylvania	72	1999		Leased

(Table continued on following page)

Facility Name and Location	Total Service Capacity (1)	Initial Contract Date (2)		Company Owned/ Leased or Managed (3)

Abraxas Youth and Family Services Facilities: Residential Facilities (Continued)

DuPage Adolescent Center Hinsdale, Illinois	38		(8)	Owned
Erie Residential Behavioral Health Program Erie, Pennsylvania	17	1999		Owned
Hector Garza Residential Treatment Center San Antonio, Texas	122	2007	(10)	Leased	(5)
Leadership Development Program South Mountain, Pennsylvania	120	1994		Leased
Psychosocial Rehabilitation Unit Erie, Pennsylvania	13	1994		Owned
Salt Lake Valley Detention Center Salt Lake City, Utah	160	1996		Managed
Schaffner Youth Center Steelton, Pennsylvania	63	2001		Managed
Southern Peaks Regional Treatment Center Canon City, Colorado	160	2004		Owned
Texas Adolescent Treatment Center San Antonio, Texas	124	2003		Owned
Washington Facility Washington, D.C.	70		(11)	Owned
Woodridge Woodridge, Illinois	158		(8)	Owned

Abraxas Youth and Family Services Facilities: Non-Residential Facilities

Delaware Community-Based Programs Milford, Delaware	66	1994		Leased
Harrisburg Day Treatment Harrisburg, Pennsylvania	45	1996		Leased
Lebanon Alternative Education Lebanon, Pennsylvania	225	2004		Managed
Lehigh Valley Community-Based Programs Lehigh Valley, Pennsylvania	60	1992		Leased

(Table continued on following page)

Facility Name and Location	Total Service Capacity (1)	Initial Contract Date (2)		Company Owned/ Leased or Managed (3)

Abraxas Youth and Family Services Facilities: Non-Residential Facilities (Continued)

Non-Residential Detention/Non-Residential Treatment Harrisburg, Pennsylvania	91	1999		Leased
Philadelphia Alternative Education Philadelphia, Pennsylvania	165	2004		Managed
Philadelphia Community-Based Programs Philadelphia, Pennsylvania	71	1992		Owned
Reading Alternative Education Reading, Pennsylvania	200	2005		Leased
State Reintegration Program Harrisburg, Pennsylvania	225	1991		Managed
WorkBridge Pittsburgh, Pennsylvania	600	1994		Leased
York County Community Programs Harrisburg, Pennsylvania	36	1999		Leased

Adult Community-Based Services Facilities: Residential Facilities

Beaumont Transitional Treatment Center Beaumont, Texas	180	2002		Owned
Cordova Center Anchorage, Alaska	192	1985		Leased	(5)
Dallas County Judicial Treatment Center Wilmer, Texas	300	1991		Managed
El Monte Center El Monte, California	55	1993		Leased
Grossman Center Leavenworth, Kansas	150	2002		Leased
Las Vegas Community Correctional Center Las Vegas, Nevada	100	2004		Owned
Leidel Comprehensive Sanction Center Houston, Texas	190	1996		Leased	(5)
Lincoln County Detention Center Carrizozo, New Mexico	144	2001		Managed
Los Angeles City Jails (12) Los Angeles Metropolitan Area, California	249		(12)	Managed
Marvin Gardens Center Los Angeles, California	52	1981		Leased
McCabe Center Austin, Texas	90	1999		Owned
Mid Valley House Edinburg, Texas	96	1998		Leased
Midtown Center Anchorage, Alaska	32	1998		Owned

(Table continued on following page)

Facility Name and Location	Total Service Capacity (1)	Initial Contract Date (2)		Company Owned/ Leased or Managed (3)

Adult Community-Based Services Facilities: Residential Facilities (Continued)

Northstar Center Fairbanks, Alaska	135	1990		Leased
Oakland Center Oakland, California	61	1981		Owned
Parkview Center Anchorage, Alaska	112	1993		Leased	(5)
Reality House Brownsville, Texas	66	1998		Owned
Reid Community Residential Facility Houston, Texas	500	1996		Leased	(5)
Salt Lake City Center Salt Lake City, Utah	78	1995		Leased
Seaside Center Nome, Alaska	48	1999		Leased
Taylor Street Center San Francisco, California	177	1984		Owned
Tundra Center Bethel, Alaska	85	1986		Leased	(5)

Adult Community-Based Services Facilities: Non-Residential Facilities

East St. Louis East St. Louis, Illinois	164		(8)	Leased
LifeWorks Joliet, Illinois	116		(8)	Leased
Sentencing Concepts (13) California	400		(14)	Leased
Southwood Chicago, Illinois	554		(8)	Owned

(1)

Residential service capacity is comprised of the number of beds currently available for service in our residential facilities. Non-residential service capacity is based on either contractual terms or our estimate of the number of clients to be served. We update these estimates at least annually based on the program’s budget and other factors.

(2)	Date from which we, or our predecessor, have had a contract for services on an uninterrupted basis.
(3)

We do not incur any facility use costs, such as debt service, rent or depreciation for facilities that we operate under a management contract only; however, we are responsible for all other facility operating costs at these managed facilities.

(4)

The Big Spring Correctional Center was originally operated under an Intergovernmental Agreement (“IGA”) that commenced in 1989 between the City of Big Spring and the BOP. On April 1, 2007, the IGA was replaced by a direct contract between the BOP and the Company. Refer to Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant 2007 Events– Big Spring Correctional Center” for further discussion concerning the Big Spring Correctional Center contract.

(5)

Facility was sold in August 2001 to Municipal Corrections Finance, L.P. (“MCF”) as part of the 2001 Sale and Leaseback Transaction as discussed in Note 13 to the consolidated financial statements in Item 8 of this report.

(6)

This facility was formerly operated pursuant to a one-year contract with nine one-year renewal options between the Oklahoma Department of Corrections (“OK DOC”) and the Hinton Economic Development Authority, or HEDA. HEDA in turn had subcontracted the operations of this facility to the Company under a 30-year operating contract with four five-year renewal options. In October 2006, HEDA provided the OK DOC with notice of our intent to terminate their contract with OK DOC. In May 2007, we were awarded a contract by the Arizona Department of Corrections for this facility. We began receiving inmates under this contract in September 2007. Refer to Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant 2007 Events – Great Plains Correctional Facility” of this report for further discussion concerning this facility and the related operating contract.

(7)

We leased the Regional Correctional Center in January 2003 and renovated the facility in 2003 and 2004. The facility commenced operations in July and December of 2004 under an IGA between Bernalillo County and the USMS. In 2005, the IGA was replaced with a new contract between Bernalillo County and the U.S. Department of Justice Office of Detention Trustee, which allows for services to be provided to both the USMS and ICE. In 2006, we added contracts with Bernalillo County and the New Mexico Department of Corrections. In July 2007, we were notified by ICE that they were removing all their detainees from the facility. ICE has recently indicated that it will not resume use of the facility. Refer to Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant 2007 Events – Regional Correctional Center” of this report for further discussion concerning this facility.

(8)

These facilities are operated pursuant to the Cornell Interventions programs/facilities contract with numerous agencies throughout Illinois. Initial contract dates vary by agency and range from 1974 to 1997.

(9)

We closed the Cornell Abraxas Academy (formerly the New Morgan Academy) in 2002. In October 2006, we reactivated the facility as a residential treatment center. Refer to Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Uncertainties Related to Certain Facilities – Cornell Abraxas Academy” of this report for further discussion concerning the reactivation of this facility.

(10)

We closed the Hector Garza Residential Treatment Center (formerly the Campbell Griffin Treatment Center) in the fourth quarter of 2005. We reactivated the facility in August 2007. Refer to Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant 2007 Events – Hector Garza Residential Treatment Center” of this report for further discussion concerning this facility.

(11)

We closed the Washington D.C. Facility (formerly the Jos-Arz Academy) in 2005 and are currently considering several options for use, including the operation of a new program. Refer to Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant 2007 Events – Washington, D.C. Facility” of this report for further discussion concerning this facility.

(12)	Los Angeles City Jails represents seven individual locations in Los Angeles, California and the surrounding area. Initial contract dates vary by agency and range from 1994-2007.
(13)

Sentencing Concepts represents three individual facilities in the following California locations: San Luis Obispo, Santa Maria and Stockton. Initial contract dates vary by agency and range from 1994-2002.

(14)	We gave our client, Lincoln County, notice of termination of the management contract in February 2008. We expect the contract to terminate in early May 2008.

Marketing and Business Development

Our principal customers are federal, state, and local government agencies responsible for adult and juvenile corrections, treatment and educational services. We manage our business development efforts to address opportunities available in all of our divisions and potential markets. While such opportunities necessarily include forming relationships with new customers, we also believe that further potential lies in the management of our existing relationships through improved bed management (including both utilization and customer mix) and through enhancements of our contract terms. From time to time, we will also evaluate opportunities for accretive acquisition.

In most instances, we pursue development opportunities through Requests for Proposal (“RFPs”) or Requests for Qualifications (“RFQs”), which are submitted in response to government agencies’ solicitations for bids. The decision to respond to such solicitations is based upon several factors, including management’s assessment of customer needs, the company’s ability to service the needs in an operationally successful and acceptably profitable manner, and the fit of the potential program within the company’s existing portfolio and strategic objectives. The solicitations generally require the bidder to demonstrate relevant operational experience. Furthermore, the response must also include descriptions of the services to be provided by the bidder and the price at which the bidder is willing to provide them. Services can include not only direct care, but also the design, construction, or renovation of the related facility.

If we believe a project described in an RFP is consistent with our strategic business plan, we will submit a proposal to the requesting agency. When responding to RFPs, we typically incur costs ranging from $10,000 to $100,000 per proposal. In addition, we could incur substantial costs to acquire options to lease or purchase land for a proposed facility or to lease or purchase an existing building to house a program. The preparation of a response usually requires four to 12 weeks. The award process usually takes an additional three to nine months. If new construction is required by the contract, the selected company’s operation of the facility generally begins between nine and 18 months following award announcement, although in some cases as early as four months. In instances where construction is required, our success depends, in part, upon our ability to acquire property that is not only satisfactory for programmatic needs but also that lies in a community where social opposition does not significantly impede our ability to operate. We may incur significant expenses in responding to such opposition, and our response may not be successful. In addition, we may choose not to respond to an RFP or may withdraw a submitted proposal if significant legal action or other forms of opposition are anticipated or encountered.

In addition to responding to RFPs, we also rely upon court-referrals, insurance- or managed care-referrals, and self-referrals for business growth, particularly in our juvenile and adult community-based treatment programs. In such instances, court and community liaisons play a significant role in developing our growing network of clients.

Contracts

Our facility operating contracts generally provide that we will be compensated via an occupant per diem rate, fees for treatment services, guaranteed take-or-pay terms, a fixed fee, or cost-plus reimbursement. Factors we consider in determining billing rates include (1) the specified programs provided for by the contract and the related staffing levels, (2) wage levels customary in the respective geographic area, (3) whether the proposed facility is to be leased or purchased, and (4) the anticipated average occupancy levels that we believe could reasonably be maintained (and the ramp up schedule required to reach stable populations). Compensation is invoiced in accordance with the applicable contract and is typically paid on a monthly basis. Some of our juvenile education contracts provide for annual payments.

We pursue new contracts that leverage our existing infrastructure and capabilities. A significant portion of our opportunities are other than take-or-pay contracts, which provide a fixed minimum revenue stream regardless of occupancy. All of the other types of contracts produce revenue that varies with the number of individuals housed or served, the types of services provided and/or the frequency of the service.

Competition

Because our services encompass several diverse markets, we view our competition within these separate markets. We believe our principal non-governmental competitors in the Adult Secure market are Corrections Corporation of America, Inc., The Geo Group, Inc., and Management and Training Corporation. Within our two other segments — Abraxas Youth and Family Services and Adult Community-Based – we typically encounter a significantly more fragmented competitor base, which includes not only for-profit operators like ourselves but also not-for-profit organizations. Within the Abraxas Youth and Family Services division, some of our primary non-governmental competitors include ViaQuest, Youth and Family Centered Services, Securicor New Century and Ramsay Youth Services. Our larger non-governmental competitors in the adult community-based market include Dismas House, Bannum, Gateway, Salvation Army and Volunteers of America.

Employees

At December 31, 2007, we had 4,037 full-time employees and 402 part-time employees. We employ management, administrative and clerical, security, educational and counseling services, health services and general maintenance personnel. Approximately 854 employees at four of our facilities are represented by unions.

Regulations

The industry in which we operate is subject to federal, state and local regulations administered by a variety of regulatory authorities. Generally, prospective providers of correctional, detention, educational, treatment and community-based services must comply with a variety of applicable federal, state and local regulations, including correctional, education, healthcare, environmental and safety regulations. Our contracts frequently include extensive reporting requirements, including mandatory supervision with on-site monitoring by representatives of our contracting government agencies, as well as audits by these and other governmental departments.

In addition to regulations requiring certain contracting government agencies to enter into a competitive bidding procedure before awarding contracts, the laws of certain jurisdictions may also require us to award subcontracts on a competitive basis or to subcontract with businesses owned by women or members of minority groups.

Business Concentration

For the years ended December 31, 2007, 2006 and 2005, 32.1%, 28.2% and 23.0%, respectively, of our consolidated revenues were derived from multiple contracts with the BOP.

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

Environmental Matters

We are subject to various federal, state, and local environmental laws and regulations, and these laws can impose strict liability for the discharge of hazardous or toxic substances. As an owner and operator of facilities, we are subject to these laws and could be responsible for the discharge of contaminants at our facilities. We are not currently incurring material costs associated with environmental compliance or remediation, although in the event we had an environmental issue at any of our current or previously-owned facilities, the cost of complying with these environmental laws could materially adversely affect our financial condition and results of operations.

ITEM 1A.     RISK FACTORS

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

Historically, a substantial portion of our revenues has been generated under contracts that specify a net rate per day per resident, or a per diem rate, sometimes with no minimum guaranteed occupancy levels, even though most correctional facility cost structures are relatively fixed. Under such a per diem rate structure, a decrease in occupancy levels at a particular facility could have a material adverse effect on the financial condition and results of operations at such facility. A decrease in the occupancy of certain juvenile justice, education and treatment facilities would have a more significant impact on our operating results than a decrease in occupancy in the adult secure services division due to higher per diem revenue at certain juvenile facilities.

Certain social commentators and various political or governmental representatives suggest that community-based corrections of adults may be emphasized in the future as alternatives to traditional incarceration. We have historically experienced higher operating margins in the adult secure services and the adult community-based services sectors than in the juvenile services sector. A shift in occupancy among our segments of business operations could result in a decrease in our profitability.

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

We must compete with government entities and other private operators on the basis of cost, quality and range of services offered, experience in managing facilities, reputation of personnel and ability to design, finance and construct new facilities on a cost effective competitive basis. While there are some barriers for companies seeking to enter into the management and operation of correctional, detention and treatment facilities, these barriers have not been sufficient to materially limit additional competition. Certain areas of our operation may not pose a significant barrier to entry into the market by private operators. For example, private operators may not find it as difficult to bid for juvenile treatment, educational and detention services and pre-release correctional and treatment services as they do adult correctional and detention services.

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

When we are awarded a contract to manage a new facility, we may incur significant expenses before we receive contract payments. These expenses include purchasing real estate, constructing new facilities, leasing office space, purchasing office equipment and hiring and training personnel. As a result, when the government does not fund a facility’s pre-opening and start-

up costs, we may be required to invest significant sums of money before receiving related contract payments. In addition, payments due to us from governmental agencies may be delayed due to billing cycles or as a result of failures by our governmental customers to attain necessary budget approvals and finalize contracts in a timely manner. Several juvenile services contracts related to educational services provide for annual collection several months after a school year is completed. In addition, a contract may be terminated prior to its scheduled expiration and as a result we may not recover these expenses or realize any return on our investment.

We may choose to undertake development projects without written commitments to make use of such facilities. We may not be able to obtain contracts for these facilities in a timely fashion, if at all. To the extent we do not obtain contracts, we could be unable to recover our investment and our financial condition and results of operations would be adversely affected.

We require significant financing for capital expenditures.

We have several ongoing expansion projects underway and anticipate commencing other projects, and we will likely need to finance these future outlays of capital since our cash on hand and cash flows from operations will not be sufficient to fully fund all of these potential expenditures.  To the extent our cash and current financing arrangements do not provide sufficient financing to fund these projects, financing may not be available or may only be available on terms that are unfavorable to us.

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

•   amortization or possible impairment charges of acquired intangible assets, including goodwill; and

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

If we close a facility, we may remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. We may also be required to incur other expenses with respect to such facilities. The potential losses associated with our inability to cancel leases may result in our keeping open underperforming facilities. As a result, ongoing lease operations at closed or under-performing facilities could impair our results of operations.

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

We currently derive, and expect to continue to derive, a significant portion of our revenues from the BOP and various state agencies. The loss of, or a significant decrease in, business from the BOP or those state agencies could seriously harm our financial condition and results of operations. Our BOP contracts accounted for approximately 32.1% of our total revenues for the year ended December 31, 2007 ($115.8 million), 28.2 % of our total revenues for the year ended December 31, 2006 ($101.9 million) and 23.0% of our total revenues for the year ended December 31, 2005 ($71.6 million). We expect to continue to depend upon the BOP and a relatively small group of other governmental customers for a significant percentage of our revenues.

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

Worker’s compensation, employee health and general liability insurance represent significant costs to us. We may continue to incur increasing insurance costs, typically due to adverse claims experience or rising healthcare costs in general. Due to concerns over corporate governance and recent corporate accounting scandals, liability and other types of insurance have become more difficult and costly to obtain. In addition, stockholder lawsuits will generally serve to increase our directors and officers liability insurance. Unanticipated additional insurance costs could adversely impact our results of operations and cash flows, and the failure to obtain or maintain any necessary insurance coverage or the inability of an insurance carrier to perform under its obligations through issued coverage could have a material adverse effect on us.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None

ITEM 2.          PROPERTIES

We lease office space for our corporate headquarters in Houston, Texas and a regional administrative office in Pittsburgh, Pennsylvania. We also lease various facilities we are currently operating or developing. For a listing of owned, leased and managed facilities, see “Business - Facilities” in Item 1 of this report.

ITEM 3.                             LEGAL PROCEEDINGS

We are party to various legal proceedings, including those noted below. While management presently believes that the ultimate outcome of these proceedings will not have a material adverse effect on our financial position, overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or equitable relief, and could have a material adverse impact on the net income of the period in which the ruling occurs or in future periods.

Valencia County Detention Center

In April 2007, a lawsuit was filed against the Company in the Federal District court in Albuquerque, New Mexico, by Joe Torres and Eufrasio Armijo, who each alleged that he was strip searched at the Valencia County Detention Center (“VCDC”) in New Mexico in violation of his federal rights under the Fourth, Fourteenth and Eighth amendments to the U.S. Constitution.  The claimants also allege violation of their rights under state law and seek to bring the case as a class action on behalf of themselves and all detainees at VCDC during the applicable statues of limitation.  The plaintiffs seek damages and declaratory and injunctive relief.  Valencia County is also a named defendant in the case and operated the VCDC for a significantly greater portion of the period covered by the lawsuit.  Discovery has commenced in the case but the ultimate outcome of the lawsuit cannot be determined at this time. However, we intend to vigorously defend this lawsuit.

Lincoln County Detention Center

In August 2005, a lawsuit was filed by a detainee at the Lincoln County Detention Center (“LCDC”) in the U.S. District Court of New Mexico (Santa Fe) seeking unspecified damages. The lawsuit relates to the former LCDC policy that required strip and visual body cavity searches for all detainees and inmates and alleges that such policy violates a detainee’s Fourth and Fourteenth Amendment rights under the U.S. Constitution. The lawsuit was filed as a putative class action lawsuit brought on behalf of all inmates who were searched at the LCDC from May 2002 to July 2005. In September 2006, we agreed to a proposed stipulation of settlement and the court has preliminarily approved the settlement. The settlement amount under the terms of the agreement is $1.6 million, and was funded principally through our general liability and professional liability coverage.

In the year ended December 31, 2005, we recorded a charge of $0.2 million related to this lawsuit. In addition, we previously have provided insurance reserves for this matter (as part of our regular review of reported and unreported claims) totaling approximately $0.5 million. During the third quarter of 2006, we recorded an additional settlement charge of approximately $0.9 million and the related reimbursement from our general liability and professional liability insurance. The charge and reimbursement were recognized in general and administrative expenses for the year ended December 31, 2006. The reimbursement was funded by the insurance carrier in the first quarter of 2007 into a settlement account. The court granted preliminary approval of the settlement in the second quarter of 2007, and the claims administration process is now underway. We expect the claims administration process to be completed and the final court approval of the settlement in the first half of 2008.

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

Southern Peaks Regional Treatment Center

In January 2004, we initiated legal proceedings in the lawsuit styled Cornell Corrections of California, Inc. v. Longboat Global Advisors, LLC, et al., No.2004 CV79761 in the Superior Court of Fulton County, Georgia under theories of fraud, conversion, breach of contract and other theories to determine the location of and to recover funds previously deposited by us into what we believed to be an escrow account in connection with the development and construction of the Southern Peaks Regional Treatment Center. Of the funds previously deposited, approximately $5.3 million remains to be recovered at September 30, 2007. In December 2004, the jury awarded us approximately $6.5 million in compensatory damages and approximately $1.4 million in punitive damages, plus attorneys’ fees. The actual damages portion of the award under the final Judgment and Decree (“Judgment”) entered on December 20, 2006 was adjusted downward to the $5.4 million actually lost by us. The award for compensatory damages accrues pre-judgment interest at a rate of 7 percent from the date of loss through the date of judgment. Following the jury verdicts, we collected approximately $0.4 million in January 2005 in funds that had been previously frozen under a temporary restraining order issued at the time that we commenced this litigation. Currently, one of the defendants has filed an appeal of the Judgment. Due to the continued uncertainty surrounding the ultimate recovery of the funds previously deposited, we recorded an additional reserve in the amount of approximately $0.3 million in the quarter ended December 31, 2006. During 2007 we collected approximately $0.2 million in funds. We will continue to maintain our existing reserve at December 31, 2007 of approximately $5.1 million in an allowance for doubtful accounts against the corresponding balance as carried in other receivables at December 31, 2007 and 2006. We do not expect any additional material recovery, expense, change or result from these proceedings.

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

During the period from August 2000 through May 2003, our general liability and professional liability coverage was provided by Specialty Surplus Insurance Company, a Kemper Insurance Company (“Kemper”) group member. In June 2004, the Illinois Department of Insurance gave Kemper permission to proceed with a run-off plan it had previously submitted. The three-year plan is designed to help Kemper meet its goal of resolving, to the maximum extent possible, all valid policyholder claims. In view of the risks and uncertainties involved in implementing the plan, including the need to achieve significant policy buybacks, commutation of reinsurance agreements, and further agreements with regulators, the plan may not be successfully implemented by Kemper. In the year ended December 31, 2004, we accrued a provision of $0.6 million, and estimated our range of additional exposure to be approximately $0.5 million with respect to outstanding claims incurred during this policy period with Kemper which would become our obligation to resolve if not settled through Kemper. During the year ended December 31, 2005, Kemper continued to implement its run-off plan. As a result, several of our significant claims were settled by Kemper during 2005. In conjunction with these settlements, we recorded a charge against our existing accrual in the amount of $0.3 million. Based on our analysis of the claims activity during the third quarter of 2005, we felt it necessary to accrue an additional provision in the amount of approximately $0.2 million during the third quarter of 2005. Additional significant claims continued to be settled by Kemper during the second half of 2006. As a result, we released reserves of approximately $0.4 million during the quarter ended December 31, 2006. At December 31, 2007, we do not believe there is significant exposure above our existing $0.1 million accrual for those outstanding claims which could become our obligation to resolve if not settled through Kemper.

While the outcome of such matters cannot be predicated with certainty, based on the information known to date, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial condition, but could be material to operating results or cash flows for a particular reporting period, operating results or cash flows.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “CRN.”  As of March 7, 2008, there were 423 record holders of our common stock. The quarterly high and low closing sales prices for our common stock from January 1, 2006 through March 7, 2008 are shown below.

	High	Low

2006:
First Quarter	$14.71	$13.26
Second Quarter	17.88	13.45
Third Quarter	18.40	15.12
Fourth Quarter	18.68	17.24
2007:
First Quarter	$21.45	$18.22
Second Quarter	25.43	20.32
Third Quarter	25.42	19.14
Fourth Quarter	27.69	21.44
2008:
First Quarter (through March 7, 2008)	$23.01	$17.42

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

We did not purchase any of our common stock in the fourth quarter of 2007.

The following table summarizes as of December 31, 2007 certain information regarding equity compensation to our employees, officers, directors, and other persons under our plans:

	(A) Number of Securities to be Issued upon Exercise of Outstanding Stock Options and Warrants	(B) Weighted-average Exercise Price of Outstanding Stock Options and Warrants	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Plan Category

Equity compensation plans approved by security holders	394,500	$15.02	1,120,022	(1)
Equity compensation plans not approved by security holders	96,342	$10.80	262,375	(2)
Total	490,842	$14.19	1,382,397

(1)   Includes 142,433 shares issuable pursuant to our Employee Stock Purchase Plan and 64,466 shares issuable pursuant to our 2000 Directors Stock Plan. Also includes 87,123 shares issuable pursuant to our Amended and Restated 1996 Stock Option Plan. The total number of shares issuable pursuant to our Amended and Restated 1996 Stock Option Plan is equal to the greater of 1,500,000 shares or 15.0% of the number of shares issued and outstanding immediately after the grant of any option under the Plan.  Also includes 826,000 shares issuable pursuant to our 2006 Equity Incentive Plan.

(2)   Includes 100,000 shares issuable pursuant to our Deferred Compensation Plan and 162,375 shares issuable pursuant to our 2000 Broad-Based Employee Plan. The number of shares issuable pursuant to our 2000 Broad-Based Plan (2000 Plan) is equal to the greater of 400,000 shares or 4.0% of the shares issued and outstanding immediately after the grant of any option under the Plan.

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

Warrants

In conjunction with the issuance of the Subordinated Notes in July 2000, we issued warrants to purchase 290,370 shares of our common stock at an exercise price of $6.70. The warrants may only be exercised by payment of the exercise price in cash to us, by cancellation of an amount of warrants equal to the fair market value of the exercise price, or by the cancellation of indebtedness owed to the warrant holder. During 2001, 168,292 shares of common stock were issued in conjunction with the exercise and cancellation of 217,778 warrants.  During 2007, the remaining 72,592 shares of common stock were issues in conjunction with the exercise and cancellation of the remaining 72,592 warrants.

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

Performance Graph

The following performance graph compares the cumulative total returns of the Russell 2000 Stock Index and the Company’s peer group. The graph assumes that the value of the investment in the Common Stock and each index was $100 as of December 31, 2002 and that all dividends were reinvested on a quarterly basis.

TOTAL RETURN TO STOCKHOLDERS

(Assumes $100 investment on 12/31/02)

Company Name	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06
Cornell Companies Inc.	100.00	151.67	168.67	153.56	203.67
Peer Group (1)	100.00	180.34	236.97	243.82	432.18
Russell 2000 Index	100.00	147.27	174.40	182.46	216.08

(1) Our 2007 peer group consists of the following companies: Corrections Corporation of America and The Geo Group, Inc.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
October 2007	1,572	$24.88	—	—
November 2007	—	—	—	—
December 2007	—	—	—	—
Total	1,572	$24.88	—	—

(1) Total number of shares purchased in the fourth quarter of 2007 includes 1,572 shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our long-term incentive plan to pay withholding taxes due upon vesting of a restricted share award.

ITEM 6.          SELECTED FINANCIAL DATA

The following data has been derived from our audited financial statements, including those included in this Form 10-K for the year ended December 31, 2007 and should be read in conjunction with the consolidated financial statements and notes thereto and Item 7 -  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31,
	2007	2006 (1)	2005 (2)	2004 (3)	2003 (4)
	(in thousands, except per share data)
Statements of Operations Data:
Revenues	$360,604	$360,855	$310,775	$277,190	$258,180
Income from operations	45,009	44,798	27,866	14,459	24,484
Income (loss) from continuing operations before provision (benefit) for income Taxes	20,745	21,728	6,143	(8,256)	6,828
Income (loss) from continuing operations	11,910	12,580	3,928	(5,000)	4,028
Discontinued operations, net of tax	—	(707)	(3,622)	(2,433)	(58)
Net income (loss)	11,910	11,873	306	(7,433)	3,970

Earnings (loss) per share:
• Basic
Income (loss) from continuing	$.84	$.90	$.29	$(.38)	$.31
Discontinued operations, net of tax	—	(.05)	(.27)	(.18)	—
Net income (loss)	$.84	$.85	$.02	$(.56)	$.31

• Diluted
Income (loss) from continuing Operations	$.82	$.89	$.29	$(.38)	$.30
Discontinued operations, net of tax	—	(.05)	(.27)	(.18)	—
Net income (loss)	$.82	$.84	$.02	$(.56)	$.30

Number of shares used to compute EPS:
Basic	14,149	13,918	13,580	13,203	12,941
Diluted	14,480	14,059	13,695	13,203	13,342

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except occupancy data)
Operating Data:

Residential:
Service capacity (5) (10)	15,634	14,659	14,682	13,494	12,284
Contracted beds in operation (end of period) (6) (10)	14,211	13,492	11,929	11,479	9,472
Average contract occupancy on contracted beds in operation (7) (8) (10)	99.6%	97.5%	96.0%	98.6%	100.5%
Average contract occupancy excluding start-up operations (7) (8) (10)	99.6%	97.5%	100.4%	101.9%	100.7%
Non-Residential:
Service capacity (9) (10)	2,953	3,921	4,792	3,852	3,568

Balance Sheet Data:
Working capital	$47,757	$75,078	$57,286	$107,597	$86,214
Total assets	562,787	523,533	510,628	507,631	449,103
Long-term debt, net of current portion	275,298	255,471	266,659	279,528	227,292
Stockholders’ equity	200,449	181,564	165,461	161,312	166,235

Notes to Selected Consolidated Financial Data

(1)      Income from operations for the year ended December 31, 2006 includes a charge of approximately $0.4 million to record impairments to the carrying value of two of our adult community-based facilities. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

(2)      The statement of operations and balance sheet data presented for the year ended December 31, 2005 includes the assets, liabilities and operations of Correction Systems, Inc. (“CSI”) acquired in April 2005.

(3)      Income from operations for the year ended December 31, 2004 includes a charge of $9.3 million to record an impairment to the carrying value of the Cornell Abraxas Academy. Income (loss) from continuing operations for the year ended December 31, 2004 includes a loss on extinguishment of debt of approximately $2.4 million related to the early retirement of the Synthetic Lease Investor Notes A and B and the revolving line of credit under our amended 2000 Credit Facility. Discontinued operations, net of tax for the year ended December 31, 2004 include charges totaling $0.8 million to record impairments to the carrying values of two of our juvenile facilities. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 of this report for a detailed discussion concerning these charges.

(4)      Income from operations for the year ended December 31, 2003 includes a charge of approximately $5.4 million to provide an allowance for an unrecovered escrow deposit. Refer to “Legal Proceedings – Southern Peaks Regional Treatment Center” in Item 3 of this report.

(5)      Residential service capacity is comprised of the number of beds currently available for service in our residential facilities.

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

(10)    Data presented excludes discontinued operating facilities.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Cornell Companies, Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Cornell,” the “Company,” “we,” “us” or “our”) is a leading provider of correctional, detention, educational, rehabilitation and treatment services outsourced by federal, state and local government agencies. We provide a diversified portfolio of services for adults and juveniles through our three operating divisions: (1) Adult Secure Services (previously known as “adult secure institutions and detention centers”); (2) Abraxas Youth and Family Services (previously known as “juvenile justice, educational and treatment programs”); and (3) Adult Community-Based services (previously known as “adult community-based corrections and treatment programs”). At December 31, 2007, we operated 73 facilities with a total service capacity of 18,517 and had one facility with a service capacity of 70 beds that was vacant. Our facilities are located in 15 states and the District of Columbia.

The following table (which excludes data related to discontinued operating facilities) sets forth for the periods indicated total residential service capacity and contracted beds in operation at the end of the periods shown, average contract occupancy percentages and total non-residential service capacity.

	Year Ended December 31,
	2007	2006	2005
Residential
Service capacity (1) (2)	15,634	14,659	14,682
Contracted beds in operation (end of period) (1) (3)	14,211	13,492	11,929
Average contract occupancy based on contracted beds in operation (1) (4) (5)	99.6%	97.5%	96.0%
Average contract occupancy excluding start-up operations (1) (4) (5)	99.6%	97.5%	100.4%
Non-Residential
Service capacity (1) (6)	2,953	3,921	4,792

(1)                    Data presented excludes discontinued operating facilities.

(2)                    Residential service capacity is comprised of the number of beds currently available for service in our residential facilities.

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

Our operating results for 2007 were significantly impacted by a few major events. At our Great Plains Correctional Facility in Hinton, Oklahoma, we transitioned from our operating contract with the Oklahoma Department of Corrections (“OK DOC”) to our new contract with the Arizona Department of Corrections. During the marketing and transition phases, that facility was idle from April 2007 to September 2007, when the current inmate ramp began. We also began expansions at several facilities including the Big Spring Correctional Facility, the D. Ray James Prison and the Great Plains Correctional Facility. Our 2007 results of operations were also negatively impacted by a reduction of Immigration and Customs Enforcement (“ICE”) detainees at our Regional Correctional Center (“RCC”) and positively affected by a $1.85 million legal settlement (against which we incurred approximately $0.4 million in expenses in 2007) we received relating to legal representation provided to us in connection with the Southern Peaks Regional Treatment Center. See “—Significant 2007 Events.”

Looking to 2008, we believe we will continue to see steady demand across our various business segments and our customer base (federal, state and local), although we are monitoring government budget plans and the effect tightened spending plans could have on our business. A key driver for our performance in 2008 is expected to be our ability to manage our various facility expansions in process and bring them on stream. We also plan to remain focused on increasing utilization and improving customer mix as we believe those initiatives are key elements of our financial performance.

Management Overview

Demand.  Our business is driven generally by demand for incarceration or treatment services, and specifically by demand for private incarceration or treatment services, within our three primary business segments: Adult Secure Services; Abraxas Youth and Family Services; and Adult Community-Based Services. The demand for adult and juvenile corrections and treatment services has generally increased at a steady rate over the past ten years, largely as a result of increasing sentence terms and/or mandatory sentences for criminals and as well a greater range of criminal acts, increasing demand for incarceration of illegal aliens and a public recognition of the need to provide services to juveniles that will improve the possibility that they will lead productive lives. Moreover, demand for our services is also affected by the amount of available capacity in the government systems to enable governments to provide the services themselves, as well as desire and ability of these systems to add additional capacity. In addition, the balance between community-based corrections treatment of adults as an alternative to traditional incarceration continues to be analyzed by many political and societal parties.  Among other things, we monitor federal, state and industry communications and statistics relative to trends in prison populations, juvenile justice statistics and initiatives, and developments in alternatives to traditional incarceration or detention of adults for opportunities to expand our scope or delivery of services.

The federal government contracts private providers for the incarceration of adults, whether they are serving prison sentences, detained as illegal aliens, detained in anticipation of pending judicial administration or transitioning from prison to society.  Chief among the federal agencies which use private providers are the BOP, ICE, and USMS. We provide adult secure and adult community-based services to the federal government. Most of the federal involvement in juvenile administration in the federal system is handled via Medicare and Medicaid assistance to state governments. Although there are circumstances in which we may contract with a federal agency on a sole source basis, the primary means by which we secure a contract with a federal agency is via the RFP bidding process.  From time to time, we contract to provide management services to a local governmental unit who then bids on a federal contract.

States and smaller governmental units remain divided on the issue of private prisons and private provision of juvenile and community-based programs, although a majority of states permit private provision for our services.  We anticipate that increasing budget pressure on states and smaller governmental units may cause more states and smaller governmental units to consider utilizing private providers such as us to provide these services on a more economical basis.  Although it varies from governmental unit to governmental unit, the primary political forces who typically oppose privatization of prisons are organized labor and religious groups.

Private juvenile and community-based programs are much more widely accepted and utilized by states and local governmental units than private adult prisons.  Many private providers are organized on a not-for-profit basis, but there are a number of for-profit providers of juvenile and community-based programs.  We monitor opportunities in these segments via our corporate and service-line development officials.  Many opportunities are not published in any manner and, accordingly, we believe that taking the initiative at the state and local levels is key in developing sole source opportunities.

Performance.  We track a number of factors as we monitor financial performance.  Chief among them are:

•                  capacity (the number of beds within each business segment’s facilities),

•                  occupancy (utilization),

•                  per diem reimbursement rates, and

•                  operating expenses.

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

Per diem reimbursement rates are the other key element of our gross revenue and operating margin since per diem contracts represent a majority of our revenues (74.3% for the year ended December 31, 2007).  Per diem rates are a function of negotiation between management and a governmental unit at the inception of a contract or through the bidding process.  Actual per diem rates vary dramatically across our business segments, and as well as within each business segment depending upon the particular service or program provided. The initial per diem rates often change during the term of a contract in accordance with a schedule.  The amount of the change can be a fixed amount set forth within the contract, an amount determined by formulas set forth within the contract or an amount determined by negotiations between management and the governmental unit (often these negotiations are along the same lines as the original per diem negotiation — a review of expenses and approval of an amount to recompense for expenses and assure the potential of an operating profit).  In recent years, as budgetary pressures on governmental units have increased, some of our customers have negotiated relief from formulaic increase provisions within their agreements or have declined to include in their appropriation legislation amounts that would increase the per diem rates payable under the contract.  We have attempted to mitigate the impact of these developments by negotiating services provided, obtaining commitments for increased volume and other measures.  We may also choose to consider terminating an existing relationship at a given facility and replacing it with a new customer (as was done with the Great Plains Correctional Facility in 2007).

We track several different areas of our operating expenses.  Foremost among these expenses are employee compensation and benefits and expenses, risk related areas such as general liability, medical and worker’s compensation, client/inmate costs such as food, clothing, medical and programming costs, financing costs and administrative overhead expenses. Increases or decreases in one or more of these expenses, such as our experience with rising insurance costs, can have a material effect on our financial performance.  Operating expenses are also impacted by decisions to close or terminate a particular program or facility.  Such decisions are based on our assessments of operating results, operating efficiency and risk-adjusted returns and are an ongoing part of our portfolio management.  In addition, decisions to restructure employee positions will typically increase period costs initially (at the time of such actions), but generally reduce post-restructuring expense levels.  We also continue to monitor the costs of complying with the Sarbanes-Oxley Act of 2002, both in terms of fees paid to others, such as independent auditors and consultants, as well as internal administrative costs.

We derive substantially all of our revenues from providing adult corrections and treatment and juvenile justice, educational and treatment services outsourced by federal, state and local government agencies in the United States. Revenues for our services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis or on a cost-plus reimbursement basis. For the year ended December 31, 2007, our revenue base consisted of 74.3% for services provided under per diem contracts, 18.6% for services provided under take-or-pay and management contracts, 4.7% for services provided under cost-plus reimbursement contracts, 2.1% for services provided under fee-for-service contracts and 0.3% from other miscellaneous sources. Although these percentages are generally consistent with comparable statistics for the years ended December 31, 2006 and 2005, the percentage of revenues for services provided under per diem contracts has decreased and the percentage of revenues provided under take-or-pay and management contracts has increased between the comparable periods for 2006 and 2005 due primarily to the operations at the Moshannon Valley Correctional Center (which opened in April 2006) which is a significant take-or-pay contract.  As well, our contract with the BOP for the Big Spring Correctional Center, which began November 1, 2007, is also a significant take-or-pay contract.

Revenues can fluctuate from year to year due to changes in government funding policies, changes in the number or types of clients referred to our facilities by governmental agencies, the opening of new facilities or the expansion of existing facilities and the termination of contracts for a facility or the closure of a facility.

Factors considered in determining billing rates to charge include: (1) the programs specified by the contract and the related staffing levels; (2) wage levels customary in the respective geographic areas; (3) whether the proposed facility is to be leased or purchased; and (4) the anticipated average occupancy levels that could reasonably be expected to be maintained.

Revenues for our Adult Secure Services division are primarily generated from per diem, take-or-pay and management contracts.  For the years ended December 31, 2007, 2006 and 2005, we realized average per diem rates on our adult secure facilities of approximately $54.69, $56.12 and $48.49, respectively. The decrease in the 2007 rate is due primarily to the increase in occupancy at the Moshannon Valley Correctional Center during 2007 over the prior year.  This facility operates under a take-or-pay contract; as a result, the effective average per diem rate will decrease as the population at the facility increases.  The 2006 average per diem rate also benefited from the receipt of a contract-based revenue adjustment for the contract year ended March 2006 in the amount of $2.4 million at the RCC.  We periodically have experienced pressure from contracting governmental agencies to limit or even reduce per diem rates.  Many of these governmental entities are under severe budget pressures and we anticipate that governmental agencies may periodically approach us about per diem rate concessions.  Decreases in, or the lack of anticipated increases in, per diem rates could adversely impact our operating margin.

Revenues for our Abraxas Youth and Family Services division are primarily generated from per diem, fee-for-service and cost-plus reimbursement contracts.  For the years ended December 31, 2007, 2006 and 2005, we realized average per diem rates on our residential youth and family services facilities of approximately $174.93, $170.33 and $167.68, respectively.  The increase in the average per diem rate for 2007 reflects the continued ramp-up of the Cornell Abraxas Academy (reactivated in the fourth quarter of 2006) and the reactivation of the Hector Garza Residential Treatment Center in August 2007.  For the years ended December 31, 2007, 2006 and 2005, we realized average fee-for-service rates for our non-residential community-based Abraxas Youth and Family Services facilities and programs, including rates that are limited by Medicaid and other private insurance providers, of approximately $44.35, $37.59 and $34.21, respectively. The increase in the average fee-for-service rate for 2007 is due to changes in the mix of services provided at our non-residential facilities. The majority of our Abraxas Youth and Family Services contracts renew annually.

Revenues for our Adult Community-Based Services division are primarily generated from per diem and fee-for-service contracts.  For the years ended December 31, 2007, 2006 and 2005, we realized average per diem rates on our residential adult community-based facilities of approximately $62.91, $61.71 and $62.02, respectively.  For the years ended December 31, 2007, 2006 and 2005, we realized average fee-for-service rates on our non-residential Adult Community-Based Services facilities and programs of approximately $13.70, $11.23 and $9.40, respectively.  Our average fee-for-service rates fluctuate from year to year principally due to changes in the mix of services provided by our various Adult Community-Based Services programs and facilities.

We have historically experienced higher operating margins in our Adult Secure Services and Adult Community-Based Services divisions as compared to our Abraxas Youth and Family Services division.  Our operating margin, in a given period, will be impacted by those facilities which may either be dormant or have been reactivated during the period.  As previously discussed, we have reactivated several facilities, including the Cornell Abraxas Academy and the Hector Garza Residential Treatment Center in 2006 and 2007, respectively.  Additionally, our operating margins within a division can vary from facility to facility based on whether a facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the mix of services provided, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract and our ability to increase a facility’s contract revenue. Under take-or-pay contracts, such as the contract at the Moshannon Valley Correctional Center, operating margins are typically higher during the early stages of the contract as the facility’s population ramps up (as revenues are received at contract percentages regardless of actual occupancy).  As the variable costs (primarily resident-related and certain facility costs) increase with the growth in population, operating margins will generally decline to a stabilized level. Following its activation in April 2006, we experienced such operating margin impact pertaining at the Moshannon Valley Correctional Center in the third and fourth quarters of 2006. A decline in occupancy at our Abraxas Youth and Family Services facilities can have a more significant impact on operating margins than our Adult Secure Services division due to higher per diem rates at certain Abraxas Youth and Family Services facilities.

We have experienced and expect to continue to experience interim period operating margin fluctuations due to factors such as the number of calendar days in the period, higher payroll taxes (generally in the first half of the year) and salary and wage increases and insurance cost increases that are incurred prior to certain contract rate increases.  Periodically, many of the governmental agencies with whom we contract may experience budgetary pressures and may approach us to limit or reduce per diem rates.  Decreases in, or the lack of anticipated increases in, per diem rates could adversely impact our operating margin.

Additionally, a decrease in per diem rates without a corresponding decrease in operating expenses could also adversely impact our operating margin.

We are responsible for all facility operating costs, except for certain debt service and interest or lease payments for facilities where we have a management contract only.  At these facilities, the facility owner is responsible for all debt service and interest or lease payments related to the facility.  We are responsible for all other operating expenses at these facilities. We operated 15 facilities under management contracts at December 31, 2007, 18 facilities at December 31, 2006 and 20 facilities at December 31, 2005.

A majority of our facility operating costs consists of fixed costs.  These fixed costs include lease and rental expense, insurance, utilities and depreciation.  As a result, when we commence operation of new or expanded facilities, fixed operating costs may increase.  The amount of our variable operating costs, including food, medical services, supplies and clothing, depend on occupancy levels at the facilities we operate.  Our largest single operating cost, facility payroll expense and related employment taxes and expenses, has both a fixed and a variable component.  We can adjust a facility’s staffing levels and the related payroll expense to a certain extent based on occupancy at a facility; however a minimum fixed number of employees is required to operate and maintain any facility regardless of occupancy levels.  Personnel costs are subject to increases in tightening labor markets based on local economic environments and other conditions.

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

General and administrative expenses consist primarily of costs for corporate and administrative personnel who provide senior management, legal, finance, accounting, human resources, investor relations, payroll and information systems, costs of business development and outside professional and consulting fees.

Significant 2007 Events

Big Spring Correctional Center

During 2006, the BOP solicited an RFP for services to house approximately 7,000 low security, non-United States citizen, sentenced males in an existing secure correctional institution procured from private sources or state and local governments with excess capacity located in Arizona, California, Louisiana, New Mexico, Oklahoma or Texas to replace several existing intergovernmental agreements (“IGA”) for such services, including the IGA relating to our operating contract at the Big Spring Correctional Center. In January 2007, we were awarded a contract from the BOP to operate the Big Spring Correctional Center under a take-or-pay contract, which was effective April 1, 2007, provides for an initial contract term of four years with three two-year renewal option periods. In conjunction with this contract, we undertook certain facility expansion projects in 2007. These expansion projects, which totaled approximately $16.7 million, were completed November 1, 2007. We began operations as of this date with the BOP under the new contract terms.

Site Acquisition in Colorado

In August 2007, we acquired a site in Hudson, Colorado for our development project for the Colorado Department of Corrections. The purchase price was approximately $5.1 million. As of December 31, 2007, we had invested an additional $2.7 million on development costs.  We continue to discuss the project with our client, and construction is currently expected to begin during the second half of 2008.

Washington, D.C. Facility

In September 2007, we acquired a formerly leased facility in Washington, D.C. This facility, which has a service capacity of 70 beds, can provide juvenile residential and community-based services, including educational, rehabilitation and treatment programs. The purchase price was approximately $9.6 million and was allocated entirely to the land, building and equipment acquired. Our prior lease with the seller would have run to July 2013 and we would have incurred approximately $0.8 million in annual rent expense.  We are currently evaluating potential programs for the reactivation of this facility as well as other options.

High Plains Correctional Facility

In May 2007, we acquired from GRW Corporation the High Plains Correctional Facility in Brush, Colorado. The facility currently has the capacity to house 270 medium-security female inmates and operates under an IGA with the City of Brush and the Colorado Department of Corrections. The purchase price was approximately $8.9 million and was allocated entirely to the land, building and equipment acquired.

Great Plains Correctional Facility

In May 2007, we were awarded a contract by the Arizona Department of Corrections for our Great Plains Correctional Facility in Hinton, Oklahoma. The contract calls for a total of 2,000 medium-security inmates to be housed at the facility. We currently house approximately 916 inmates and the remainder will be housed through an expansion of the existing facility. We began receiving inmates in September 2007 and substantially completed the initial ramp-up in December 2007. The expansion of the facility to accommodate all 2,000 inmates commenced in the fourth quarter of 2007 and is expected to be completed by the fourth quarter of 2008. We currently estimate that the expansion cost will be approximately $45.0 million.  As of December 31, 2007, we had incurred and capitalized costs of approximately $9.8 million related to this expansion.  We believe that our existing cash and available balance under our Amended Credit Facility will provide adequate funding to complete this facility expansion.

D. Ray James Prison

We recently completed (in the first quarter of 2008) the initial expansion of the D. Ray James Prison in Georgia to increase its service capacity by 300 beds to a total service capacity of 1,940 beds.  As of December 31, 2007, we had incurred and capitalized costs of approximately $15.1 million related to this expansion.

In August 2007, we announced that we were initiating a second expansion of the D. Ray James Prison. This expansion will project increase the facility’s service capacity by an additional 700 beds for a total service capacity of 2,640. This expansion project began in the first quarter of 2008 and is expected to be completed in the first quarter of 2009. We currently estimate that the capital expenditures related to this expansion project will be approximately $34.0 million. We believe that our existing cash and available balance under our Amended Credit Facility will provide adequate funding to complete this facility expansion.

Regional Correctional Center

In July 2007, we were notified by ICE that they were removing all ICE detainees from the RCC in Albuquerque, New Mexico. The withdrawal was completed in early August 2007 and ICE has recently indicated that it will not resume use of the facility.  Also, the client, the Office of Federal Detention Trustee (“OFDT”), recently attempted to unilaterally amend its agreement to reduce the number of minimum annual guaranteed mandays under the agreement although we do not believe OFDT has the right to make such a change.  Refer to “-Results of Operations – Liquidity and Capital Resources - Contractual Uncertainties Related to Certain Facilities - Regional Correctional Center” for more information concerning this development.

Settlement of Claim

In August 2007, we settled a lawsuit we had filed in the 333rd State District Court in Houston, Texas, Cause No. 2005-55083 against Locke Liddell & Sapp PLLC and an individual partner of Locke Liddell & Sapp PLLC, (collectively the “Defendants”) relating to the Defendants’ representation of the Company in a transaction involving our Southern Peaks Regional Treatment Center in Canon City, Colorado. Under the terms of the settlement, we received approximately $1.85 million in August 2007 which reduced general and administrative expenses for the year ended December 31, 2007. We incurred approximately $0.4 million in expense related to this matter in the year ended December 31, 2007.

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

Amended Credit Facility

In October 2007, we amended our existing Credit Facility (the “Amended Credit Facility”). The Amended Credit Facility  provides for borrowings up to $100.0 million (including letters of credit), matures in December 2011 and bears interest, at our election depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.00% to 0.75%, or a rate which ranges from 1.50% to 2.25% above the applicable LIBOR rate. Subject to certain requirements, we have the right to increase the commitments under our Amended Credit Facility up to $150.0 million. The Amended Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. The Amended Credit Facility is not secured by the assets of MCF. The Amended Credit Facility contains standard covenants including compliance with laws, limitations on certain financing transactions and mergers and compliance with financial covenants, although the covenants in the Amended Credit Facility were amended to provide greater flexibility in certain instances, including deletion of the minimum net worth and minimum asset coverage requirements contained in the Credit Facility and more favorable leverage ratios.

Other Contract Terminations

We transitioned our management contract at the Donald W. Wyatt Detention Center to the facility’s owner in July 2007.  Refer to “- Results of Operations - Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 - Adult Secure Services” for more information concerning our termination of this contract.  In July 2007, we were notified that the funding for our Harrisburg Alternative Education School Program had been eliminated for the 2007-2008 school year.  Refer to “- Results of Operations - Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 - Abraxas Youth and Family Services” for more information concerning the termination of this program.

New Accounting Pronouncements

Financial Accounting Standards Board Interpretation No. 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 established a single model to address the accounting for uncertain tax positions.  FIN 48 also clarified the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provided guidance on the measurement, recognition, classification and disclosure of tax positions, as well as the accounting for the related interest and penalties, transition and accounting in interim periods.  FIN 48 was effective for fiscal years beginning after December 15, 2006 and required that the impact of the adoption of FIN 48 be recorded as an adjustment to beginning retained earnings at January 1, 2007.  We adopted the provisions of FIN 48 on January 1, 2007.  Refer to Item 8, Footnote 9 – Income Taxes for a discussion concerning the impact of our adoption of FIN 48.

Statement of Financial Accounting Standards No. 141

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R significantly changes the accounting for business combinations.  Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R changes the accounting treatment for certain specific items, including acquisition costs, noncontrolling interests, acquired contingent liabilities, in-process research and development costs, restructuring costs and changes in deferred tax asset valuation allowances and income tax uncertainties subsequent to the acquisition date.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is not permitted,

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 establishes a framework for measuring fair value within generally accepted accounting principles and expands the required disclosures concerning fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 must be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is adopted, except in limited circumstances. We are currently evaluating what effect the adoption of this new standard will have on our financial position and results of operations.

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” We are currently evaluating what effect the adoption of this new standard will have on our financial position and results of operations.

Statement of Financial Accounting Standards No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, SFAS No. 160 requires that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and it noncontrolling interest.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.

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

Impairment or Disposal of Long-Lived Assets

We review our long-lived assets for impairment at least annually or when changes in circumstances or a triggering event indicates that the carrying amount of the asset may not be recoverable in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  SFAS No. 144 requires that long-lived assets to be held and used recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and the fair value of the asset.  Assets to be disposed of by sale are recorded at the lower of their carrying amount or fair value less estimated selling costs. We estimate fair value based upon the best information available, which may include expected future discounted cash flows to be produced by the asset and/or available market prices. Factors that significantly influence estimated future discounted cash flows include the periods and levels of occupancy for the facility, expected per diem or reimbursement rates, assumptions regarding the levels of staffing, services and future operating and capital expenditures necessary to generate forecasted revenues, related costs for these activities and future rate of increases or decreases associated with these factors. We also consider the results of any appraisals on the properties when assessing fair value. These estimates may be highly subjective, particularly in circumstances where there is no current operating contract in place and changes in the assumptions and estimates could result in the recognition of impairment charges. The most subjective estimates made in this analysis for 2007 relate to the Regional Correctional Center and Hector Garza Residential Treatment Center.  The most subjective estimates made in this analysis for 2006 and 2005 relate to the Cornell Abraxas Academy and the Hector Garza Residential Treatment Center. We may be required to record an impairment charge in the future if we are unable to successfully negotiate a replacement contract on any of our facilities for which we currently have an operating contract. Given the nature of the evaluation of future cash flows and the application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions.

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

The following table sets forth for the periods indicated the percentages of revenue represented by certain items in our Consolidated Statements of Income and Comprehensive Income (Loss).

	Year Ended December 31,
	2007	2006	2005

Revenues	100.0%	100.0%	100.0%

Operating expenses	76.0	76.3	76.6
Pre-opening and start-up expenses	—	0.7	2.9
Impairment of long-lived assets	—	0.1	—
Depreciation and amortization	4.4	4.5	4.9
General and administrative expenses	7.1	6.0	6.6
Income from operations	12.5	12.4	9.0
Interest expense, net	6.7	6.4	7.0
Income from continuing operations before provision for income taxes	5.8	6.0	2.0
Provision for income taxes	2.5	2.5	0.7
Income from continuing operations	3.3	3.5	1.3
Discontinued operations, net of taxes	—	(0.2)	(1.2)
Net income	3.3%	3.3%	0.1%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues.  Revenues decreased approximately $0.3 million, or 0.08%, to $360.6 million for the year ended December 31, 2007 from $360.9 million for the year ended December 31, 2006.

Adult Secure Services.  Adult Secure Services revenues increased approximately $4.4 million, or 2.5%, to $183.2 million for the year ended December 31, 2007 from $178.8 million for the year ended December 31, 2006 due primarily to (1) an increase in revenues of  $9.7 million at the Moshannon Valley Correctional Center which opened in April 2006, (2) revenues of $2.9 million at the High Plains Correctional Facility acquired in May 2007, (3) an increase in revenues of $2.1 million at the Big Spring Correctional Center due to an increase in the effective per diem rate under our new take-or-pay contract with the BOP as well as increased occupancy as a result of the facility expansion completed in November 2007 and  (4) an increase in revenues of approximately $1.8 million at the Leo Chesney Community Correctional Facility and $1.4 million at the D. Ray James Prison, both due primarily to per diem rate increases.  The increase in revenues from the above was offset, in part, by (1) a decrease in revenues of $7.2 million due to our termination of our management contract with OK DOC at the Great Plains Correctional Facility in April 2007 (the facility began receiving inmates under a new operating contract with the Arizona Department of Corrections in September 2007), (2) a decrease in revenues of approximately $4.9 million at the Regional Correctional Center due to the withdrawal of inmates by ICE during the latter half of 2007 and (3) a decrease in revenues of $2.1 million at the Donald W. Wyatt Detention Center due to the transition of our management contract to the facility’s owner in July 2007.  The remaining net increase in revenues of approximately $0.7 million was due to various insignificant fluctuations in revenues at our other adult secure facilities.

Average contract occupancy was 100.4% for the year ended December 31, 2007 compared to 98.2% for the year ended December 31, 2006.

The average per diem rate was $54.69 for the year ended December 31, 2007 compared to $56.12 for the year ended December 31, 2006.  The 2007 average per diem rate was unfavorably impacted by the increase in population at the Moshannon Valley Correctional Center which opened in April 2006.  This facility is operated under a take-or-pay contract.  As a result, the average per diem rate will decrease as population increases.  The facility was ramping up in population subsequent to its April 2006 opening; as a result, the higher occupancy in 2007 lowered the average per diem rate for the Adult Secure Services division.  Additionally, the 2006 average per diem rate benefited from the receipt of a contract based revenue adjustment for the contract year ended March 2006 in the net amount of $2.4 million at the RCC.  There were no revenues attributable to start-up operations for the years ended December 31, 2007 and 2006.

Abraxas Youth and Family Services.  Abraxas Youth and Family Services revenues decreased approximately $6.5 million, or 5.6%, to $109.3 million for the year ended December 31, 2007 from $115.8 million for the year ended December 31, 2006 due primarily to (1) a decrease in revenues of $9.9 million due to the termination of our management contract at the Alexander Youth Services Center in January 2007, (2) a decrease in revenues of $1.9 million due to the termination of our management contract at the South Mountain Secure Treatment Unit (“SMSTU”) in June 2006 and (3) a decrease in revenues of $1.2 million due to the termination of our management contract for the Harrisburg Alternative Education School Program.  In July 2007, we were notified that the funding for this program was discontinued for the 2007-2008 school year.  The decrease in revenues due to the above was offset, in part, by (1) an increase in revenues of $3.5 million at the Cornell Abraxas Academy which we reactivated in October 2006, (2) revenues of approximately $0.7 million at the Hector Garza Residential Treatment Center which we reactivated in August 2007 and (3) an increase in revenues of approximately $1.6 million at the Leadership Development Program due to increased occupancy. The remaining net increase in revenues of approximately $0.7 million was due to various insignificant fluctuations in revenues at our other Abraxas Youth and Family Services facilities and programs.

Average contract occupancy was 92.0% for the year ended December 31, 2007 compared to 93.2% for the year ended December 31, 2006.

The average per diem rate for our Abraxas Youth and Family Services facilities was approximately $174.93 for the year ended December 31, 2007 compared to approximately $170.33 for the year ended December 31, 2006. The increase in the 2007 average per diem rate was due primarily to the reactivation of the Cornell Abraxas Academy in October 2006 and the Hector Garza Residential Treatment Center in August 2007.  Additionally, we received annual rate increases at certain of our other Abraxas Youth and Family Services residential facilities.  The average fee-for-service rate for our non-residential community-based Abraxas Youth and Family Services facilities and programs was approximately $44.35 for the year ended December 31, 2007 compared to approximately $37.59 for the year ended December 31, 2006.  Our average fee-for-service rate can fluctuate from year to year depending on the mix of services provided at our various non-residential Abraxas Youth and Family Services facilities and programs.  There were no revenues attributable to start-up operations for the years ended December 31, 2007 and 2006.

Adult Community-Based. Adult Community-Based Services revenues increased approximately $1.8 million, or 2.7%, to $68.1 million for the year ended December 31, 2007 from $66.3 million for the year ended December 31, 2006 principally due to an increase in revenues of approximately $0.8 million from the operations of two jails in California which we began managing in January 2007 and an increase in revenues of approximately $0.5 million at the Las Vegas Center due to increased occupancy.  Additionally, we had a decrease in revenues of approximately $0.9 million due to the termination of our management contract for the SWICC Turning Point Program in October 2006.  The remaining net increase in revenues of $1.4 million was due to various insignificant fluctuations in revenues at our various adult community-based facilities and programs.

We gave notice of early termination of our management contract for the Lincoln County Detention Center in Lincoln County, New Mexico in February 2008.  We faced continual staffing and other issues in the rural area and decided that continued operations of that facility were not in the best interest of our shareholders.  This contract generated revenues of approximately $1.9 million and $1.8 million in the years ended December 31, 2007 and 2006, respectively.

Average contract occupancy was 101.1% for the year ended December 31, 2007 compared to 97.7% for the year ended December 31, 2006.

The average per diem rate for our residential Adult Community-Based Services facilities was $62.91 for the year ended December 31, 2007 compared to $61.71 for the year ended December 31, 2006. The average fee-for-service rate for our non-residential Adult Community-Based Services facilties and programs was approximately $13.70 for the year ended December 31, 2007 compared to approximately $11.23 for the year ended December 31, 2006.  Our average fee-for-service rates can fluctuate from year to year due to changes in the mix of services provided by our various non-residential Adult Community-Based Services facilities and programs. There were no revenues attributable to start-up operations for the years ended December 31, 2007 and 2006.

Operating Expenses.  Operating expenses decreased approximately $0.9 million, or 0.3%, to $274.1 million for the year ended December 31, 2007 from $275.0 million for the year ended December 31, 2006.

Adult Secure Services.  Adult Secure Services operating expenses increased approximately $7.2 million, or 5.8%, to $130.5 million for the year ended December 31, 2007 from $123.3 million for the year ended December 31, 2006 due primarily to (1) an increase in operating expenses of $7.9 million at the Moshannon Valley Correctional Center which opened in April 2006 (approximately $2.7 million of operating expenses at this facility were included in pre-opening and start-up expenses in 2006), (2) an increase in operating expenses of $2.6 million at the High Plains Correctional Facility purchased in May 2007, (3) an increase in operating expenses of $0.8 million at the Big Spring Correctional Center due to increased occupancy following completion of a facility expansion in November 2007 and (4) an increase in operating expenses of $0.5 million at the Leo Chesney Correctional Center due to increased occupancy.  The increase in operating expenses due to the above was offset, in part, by (1) a decrease in operating expenses of $2.2 million due to our termination of our contract at the Great Plains Correctional Facility with the OK DOC in April 2007 (the facility began receiving inmates under our contract with the Arizona Department of Corrections in September 2007) and (2) a decrease in operating expenses of $1.7 million due to the transition of our management contract at the Donald W. Wyatt Detention Center to the facility’s owner in July 2007.  The remaining net decrease in operating expenses of approximately $0.7 million was due to various insignificant fluctuations in operating expenses at our other adult secure facilities.

As a percentage of segment revenues, adult secure services operating expenses were 71.2% for the year ended December 31, 2007 compared to 68.9% for the year ended December 31, 2006.  The increase in the 2007 percentage reflects the stabilization of the operating margin at the Moshannon Valley Correctional Center (which operates under a take-or-pay contract) subsequent to its activation in April 2006.  Additionally, the 2007 operating margin was negatively impacted by the termination of our contract at the Great Plains Correctional Facility in April 2007 as we transitioned to its reactivation in September 2007 under our new contract with the Arizona Department of Corrections.

Abraxas Youth and Family Services.  Abraxas Youth and Family Services operating expenses decreased approximately $6.6 million, or 6.6%, to approximately $93.5 million for the year ended December 31, 2007 from $100.1 million for the year ended December 31, 2006 due primarily to (1) a decrease in operating expenses of $9.1 million due to the termination of our management contract at the Alexander Youth Services Center in January 2007, (2) a decrease in operating expenses of $1.6 million due to the termination of our management contract at the SMSTU in June 2006 and (3) a decrease in operating expenses of $0.7 million due to the termination of our management contract for the Harrisburg Alternative Education School Program (in July 2007, we were notified that the funding for this program was discontinued for the 2007-2008 school year).  The decrease in operating expenses due to the above was offset, in part, by various increases (totaling approximately $4.8 million) in operating expenses at both our residential and non-residential Abraxas Youth and Family Services facilities and programs, including an increase in operating expenses of approximately $1.7 million due to the reactivation of the Cornell Abraxas Academy in October

2006, as well as an increase in operating expenses of $0.6 million at our Washington DC Facility as 2006 operating expenses at this facility were reflected in discontinued operations in the year ended December 31, 2006.

As a percentage of segment revenues, Abraxas operating expenses were 85.5% for the year ended December 31, 2007 compared to 86.4% for the year ended December 31, 2006.

Adult Community-Based.  Adult Community-Based Services operating expenses decreased approximately $1.6 million, or 3.1%, to $50.1 million for the year ended December 31, 2007 from $51.7 million for the year ended December 31, 2006 due to various fluctuations in operating expenses at our numerous adult community-based facilities and programs including a decrease in operating expenses of approximately $0.9 million due to the termination of our management contract for the SWICC Turning Point Program in October 2006 and a decrease in divisional administrative costs of approximately $1.1 million.  Additionally, we had an increase in operating expenses of approximately $0.6 million from the two jails in California we began operating in January 2007.

As a percentage of segment revenues, the segment’s operating expenses were 73.5% for the year ended December 31, 2007 compared to 78.0% for the year ended December 31, 2006.  The 2007 operating margin was favorably impacted by lower divisional administrative costs in year ended December 31, 2007 as compared to the year ended December 31, 2006.

Pre-Opening and Start-up Expenses.  There were no pre-opening and start-up costs for the year ended December 31, 2007.  Pre-opening and start-up costs were approximately $2.7 million for the year ended December 31, 2006 and were attributable to the Moshannon Valley Correctional Center. These expenses consisted primarily of personnel and related expenses, professional and recruiting expenses.

Depreciation and Amortization.  Depreciation and amortization decreased approximately $0.3 million, or 1.8%, to $16.0 million for the year ended December 31, 2007 from $16.3 million for the year ended December 31, 2006.  Depreciation and amortization of property and equipment declined approximately $0.6 million due to a decrease in depreciation expenses related to certain fully depreciated (in 2007) furniture and fixtures, computer and other equipment of approximately $1.1 million, offset, in part, by an increase in building depreciation expense of approximately $0.8 million related primarily to the Moshannon Valley Correctional Center which opened in April 2006, the High Plains Correctional Facility purchased in May 2007 and the purchase of the Washington, D.C. Facility in October 2007.  Amortization of intangibles was approximately $2.4 million and $2.2 million the years ended December 31, 2007 and 2006, respectively.

General and Administrative Expenses.  General and administrative expenses increased approximately $3.8 million, or 17.5%, to $25.5 million for the year ended December 31, 2007 from approximately $21.7 million for the year ended December 31, 2006 due primarily to (1) our reimbursement to Veritas of approximately $2.5 million of costs related to the Merger Agreement (see Note 3 to the consolidated financial statements concerning this Merger Agreement), (2) an increase in legal and professional fees and development costs of approximately $1.2 million related to the Merger Agreement and (3) an increase in stock-based compensation expense of approximately $0.7 million.  The increase in general and administrative expenses due to the above was offset, in part, by the net $1.5 million legal claims settlement received in August 2007.

Interest.  Interest expense, net of interest income, increased approximately $1.2 million to $24.3 million for the year ended December 31, 2007 from $23.1 million for the year ended December 31, 2006.   For the year ended December 31, 2007, we capitalized interest of approximately $1.2 million related to the facility expansion projects at the Big Spring Correctional Center, the D. Ray James Prison and the Great Plains Correctional Facility.  For the year ended December 31, 2006, we capitalized interest of approximately $1.5 million related to the Moshannon Valley Correctional Center.  Furthermore, we incurred interest expense of approximately $0.4 million related to our Amended Credit Facility during the year ended December 31, 2007 (none incurred in 2006).  The decrease was also due to a reduction in interest income from approximately $3.1 million in the year ended December 31, 2006 to approximately $2.0 million in the year ended December 31, 2007 (due to lower levels of invested funds (and rates) due to the on-going 2007 expansion projects and acquisitions).  These were partially offset by reduced interest expense of approximately $0.8 million on the MCF bonds due to a $10.5 million principal payment made in July 2007.

Income Taxes.  For the year ended December 31, 2007, we recognized a provision for income taxes on our income from continuing operations at an estimated effective rate of 42.6%.  For the year ended December 31, 2006, we recognized a provision for income taxes at an estimated effective rate of 42.1%.

 Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Certain comparisons of revenue, expenses and average contract occupancy contained in this report have been made excluding the effect of pre-opening and start-up expenses and revenues, and related occupancy and contract capacity.  Pre-opening and start-up expenses are charged to operations as incurred.  They include payroll, benefits, training and other operating costs during the periods prior to opening a new or expanded facility and during the period of operation while occupancy is ramping up.  We believe supplemental disclosures concerning pre-opening and start-up expenses and revenues increases the reader’s understanding of our operating trends.

Revenues.  Revenues increased approximately $50.1 million, or 16.1%, to $360.9 million for the year ended December 31, 2006 from $310.8 million for the year ended December 31, 2005.

Adult Secure Services. Adult Secure Services revenues increased approximately $50.4 million, or 39.3%, to $178.8 million for the year ended December 31, 2006 from $128.4 million for the year ended December 31, 2005 due primarily to (1) the opening of the Moshannon Valley Correctional Center in April 2006 which generated revenues of approximately $26.6 million in 2006, (2) revenues of approximately $7.0 million at the Mesa Verde Community Correctional Facility which we began managing in January 2006, (3) an increase in revenues of approximately $10.3 million at RCC due to increased occupancy in 2006 (including a contract-based revenue adjustment for the contract year ended March 2006 in the amount of $2.4 million), (4) an increase in revenues of approximately $3.1 million at the D. Ray James Prison due to increased occupancy coupled with a per diem rate increase received mid-year 2005, (5) an increase in revenues of approximately $1.3 million at our two secure facilities in California due to increased occupancy and (6) an increase in revenues of approximately $1.1 million at the Donald W. Wyatt Detention Center due to improved occupancy. The remaining net increase in revenues of approximately $1.0 million was due to various insignificant revenue fluctuations at our other adult secure facilities.

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

Abraxas Youth and Family Services.  Abraxas Youth and Family Services revenues decreased approximately $3.2 million, or 2.7%, to $115.8 million for the year ended December 31, 2006 from $119.0 million for the year ended December 31, 2005.  The decrease in revenues was due primarily to (1) a decrease in revenues of approximately $3.6 million as a result of the temporary closure of the Hector Garza Residential Treatment Center in October 2005, (2) a decrease in revenues of approximately $2.8 million at the Danville Center for Adolescent Females (“DCAF”) due to the expiration of our management contract in March 2006, (3) a decrease in revenues of approximately $1.8 million due to the expiration of our management contract at the SMSTU in June 2006 and (4) a decrease in revenues of approximately $0.9 million due to the expiration of our management contract for the Washington, D.C. (“DC”) community-based programs in August 2006.  The decrease in revenues due to the above factors was offset, in part, by (1) an increase in revenues of approximately $1.6 million at the Southern Peaks Regional Treatment Center due to improved occupancy (this facility was ramping-up in 2005), (2) an increase in revenues of approximately $1.2 million at the Reading Alternative Education program we began managing in July 2005, (3) an increase in revenues of approximately $0.9 million at the Leadership Development Program (due to program occupancy/mix) and (4) an increase in revenues of approximately $0.9 million at the Alexander Youth Center due to increased occupancy.  The remaining net increase in revenues of approximately $1.3 million was due to various insignificant fluctuations in revenues at our other youth and family services facilities and programs. The concluded/terminated contracts at DCAF, SMSTU and DC generated total revenues for the years ended December 31, 2006 and 2005 of approximately $3.2 million and $8.6 million, respectively.

Average contract occupancy was 93.2% for the year ended December 31, 2006 compared to 89.2% for the year ended December 31, 2005.  Excluding the actual occupancy and the contract capacity for the start-up operations of the Southern Peaks

Regional Treatment Center through the first quarter of 2005, average contract occupancy was 90.0% for the year ended December 31, 2005.

The average per diem rate for our residential Abraxas Youth and Family Services facilities was approximately $170.33 for the year ended December 31, 2006 compared to approximately $167.68 for the year ended December 31, 2005. The average fee-for-service rate for our non-residential community-based Abraxas Youth and Family Services programs was approximately $37.59 for the year ended December 31, 2006 compared to approximately $34.21 for the year ended December 31, 2005.  The increase in the average fee-for-service rate for 2006 is due to changes in the mix of services provided by our various programs, as well as the continued operations in 2006 of several alternative education programs which we began operating mid-year 2005.

There were no revenues attributable to start-up operations for the year ended December 31, 2006. Revenues attributable to start-up operations were approximately $1.5 million for the year ended December 31, 2005 and were attributable to the start-up operations of the Southern Peaks Regional Treatment Center.

Adult Community-Based.  Adult Community-Based Services revenues increased approximately $3.0 million, or 4.7%, to $66.3 million for the year ended December 31, 2006 from $63.3 million for the year ended December 31, 2005 due primarily to an increase in revenues of approximately $3.4 million from the programs and facilities acquired from Correctional Systems, Inc. (“CSI”) in April 2005. The remaining net decrease in revenues of $0.4 million was due to various insignificant fluctuations in revenues at our other Adult Community-Based Services facilities and programs.  Average contract occupancy was 97.7% for the year ended December 31, 2006 compared to 100.4% for the year ended December 31, 2005.

The average per diem rate for our residential Adult Community-Based Services facilities was approximately $61.71 for the year ended December 31, 2006 compared to approximately $62.02 for the year ended December 31, 2005. The average fee-for-service rate for our non-residential Adult Community-Based Services programs was approximately $11.23 for the year ended December 31, 2006 compared to approximately $9.40 for the year ended December 31, 2005.  Our average fee-for-service rates fluctuate from year to year due to changes in the mix of services provided by our various non-residential Adult Community-Based Services programs. There were no revenues attributable to start-up operations for the years ended December 31, 2006 and 2005.

Operating Expenses.  Operating expenses increased approximately $36.7 million, or 15.4%, to $275.0 million for the year ended December 31, 2006 from approximately $238.3 million for the year ended December 31, 2005.

Adult Secure Services.  Adult Secure Services operating expenses increased approximately $34.6 million, or 39.0%, to approximately $123.3 million for the year ended December 31, 2006 from approximately $88.7 million for the year ended December 31, 2005 due primarily to (1) operating expenses of approximately $13.6 million at the Moshannon Valley Correctional Center which opened in April 2006 (additional expenses of approximately $2.7 million related to this facility are included in start-up and pre-opening expenses for the year ended December 31, 2006), (2) operating expenses of approximately $5.2 million at the Mesa Verde Community Correctional Facility which we began managing in January 2006, (3) an increase in operating expenses of approximately $9.9 million at the Regional Correctional Center due to improved occupancy as the facility was ramping up in 2005 (additional expenses of approximately $6.4 million related to this facility are included in pre-opening and start-up expenses in the year ended December 31, 2005), (4) an increase in operating expenses of approximately $1.1 million at our two secure facilities in California due to increased occupancy and (5) an increase in operating expenses of approximately $1.1 million at the Donald W. Wyatt Detention Center due to improved occupancy.  The remaining net increase in operating expenses of approximately $3.7 million was due to various fluctuations in operating expenses at our other adult secure facilities as well as an increase in operating expenses at the divisional level.

As a percentage of segment revenues, Adult Secure Services operating expenses were 68.9% for the year ended December 31, 2006 compared to 69.1% for the year ended December 31, 2005.  Excluding approximately $3.3 million of revenues attributable to the start-up operations of the Regional Correctional Center in 2005 (through August 2005), Adult Secure Services operating expenses, as a percentage of segment revenues, were 70.9% for the year ended December 31, 2005.

Abraxas Youth and Family Services.  Abraxas Youth and Family Services operating expenses decreased approximately $0.1 million, or 0.1%, to approximately $100.1 million for the year ended December 31, 2006 from $100.2 million for the year ended December 31, 2005 due primarily to (1) a decrease in operating expenses of approximately $3.1 million due to the temporary closure of the Hector Garza Residential Treatment Center in October 2005, (2) a decrease in operating expenses of approximately $2.6 million at  DCAF due to the expiration of our management contract in March 2006, (3) a decrease in operating expenses of approximately $1.6 million at SMSTU due to the expiration of our management contract in June 2006 and (4) a decrease in operating expenses of approximately $0.4 million at the DC programs due to the expiration of our management contract in August 2006.  The decrease in operating expenses due to the above factors was offset, in part, by (1) an increase in operating expenses of approximately $3.4 million at the Southern Peaks Regional Treatment Center due to increased occupancy as the facility was ramping up in 2005 (additional expenses of approximately $1.8 million were included in pre-opening and start-up expenses for the year ended December 31, 2005), (2) an increase in operating expenses of approximately $1.1 million at the Cornell Abraxas Academy which began operating in October 2006, (3) an increase in operating expenses of approximately $1.2 million for the Reading Alternative Education program we began operating in July 2005, (4) an increase in operating expenses of approximately $1.0 million at the Alexander Youth Center due to increased occupancy and (5) and increase in operating expenses of approximately $0.6 million at the Leadership Development Program due to increased occupancy.  The remaining net increase in operating expenses of approximately $0.4 million is due to various insignificant fluctuations in operating expenses at our other Abraxas Youth and Family Services facilities and programs.

As a percentage of segment revenues, the segment’s operating expenses were 86.4% for the year ended December 31, 2006 compared to 84.2% for the year ended December 31, 2005.  Excluding approximately $1.5 million of revenues attributable to the start-up operations of the Southern Peaks Regional Treatment Center in the year ended December 31, 2005, Abraxas Youth and Family Services operating expenses were 85.3% for the year ended December 31, 2005.

Adult Community-Based. Adult Community-Based Services operating expenses increased approximately $2.3 million, or 4.7%, to $51.7 million for the year ended December 31, 2006 from $49.4 million for the year ended December 31, 2005 due primarily to an increase in operating expenses of approximately $3.3 million attributable to the facilities and programs acquired from CSI in April 2005.  The remaining net decrease in operating expenses of approximately $1.0 million was due to various insignificant fluctuations at our other adult community-based facilities and programs.

As a percentage of segment revenues, Adult Community-Based Services operating expenses were 78.0% for the year ended December 31, 2006 compared to 77.9% for the year ended December 31, 2005.

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

Impairment of Long-Lived Assets.  In the year ended December 31, 2006, we recorded impairment charges of approximately $0.4 million related to two of our Adult Community-Based Services facilities in Alaska. Refer to Note 7 to the consolidated financial statements in Item 8 of this report for further discussion concerning these impairment charges.

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

General and Administrative Expenses.  General and administrative expenses increased approximately $1.3 million, or 6.4%, to approximately $21.7 million for the year ended December 31, 2006 from approximately $20.4 million for the year ended December 31, 2005 due primarily to increased consulting and professional expenses related to our strategic process and the proposed Merger Agreement with Veritas (which totaled approximately $2.1 million during 2006).  In addition, there was an increase in compensation expense of approximately $1.9 million resulting from our adoption of SFAS No. 123R on January 1, 2006. See Note 2 to the consolidated financial statements in Item 8 of this report for further discussion concerning our adoption of SFAS No. 123R. In the year ended December 31, 2005, general and administrative expenses included a $1.1 million restructuring charge for personnel costs associated with management’s streamlining initiatives implemented in the first and second quarters of 2005.

Interest.  Interest expense, net of interest income, increased approximately $1.4 million, or 6.5%, to $23.1 million for the year ended December 31, 2006 from $21.7 million for the year ended December 31, 2005.  Interest expense increased due to (1) a decrease in capitalized interest in the year ended December 31, 2006 of approximately $2.2 million as we capitalized interest of approximately $1.5 million in the year ended December 31, 2006 compared to $3.7 million in the year ended December 31, 2005 related to construction of the Moshannon Valley Correctional Center (which opened in April 2006) and (2) an increase in net interest expense of approximately $1.4 million related to the interest rate swap.  See “-Long-Term Credit Facilities” below  for a description of the interest rate swap.  In the year ended December 31, 2006, we recognized interest expense related to the interest rate swap of approximately $0.2 million compared to interest income of approximately $1.1 million in the year ended December 31, 2005.

Income Taxes.  For the year ended December 31, 2006, we recognized a provision for income taxes on our income from continuing operations at an estimated effective rate of 42.1%. For the year ended December 31, 2005, we recognized a provision for income taxes at an estimated effective rate of 36.1%. The increase in the estimated income tax rate in 2006 is related to an increase in operating income across certain of our business segments relative to prior periods, as well as the impact from our adoption of SFAS 123R (and the nondeductible expense attributable to incentive stock option expense).

Liquidity and Capital Resources

General.  Our primary capital requirements are for (1) purchases, construction or renovation of new facilities, (2) expansions of existing facilities, (3) working capital, (4) pre-opening and start-up costs related to new operating contracts, (5) acquisitions  of businesses or facilities, (6) information systems hardware and software and (7) furniture, fixtures and equipment.  Working capital requirements generally increase immediately prior to commencing management of a new facility (or activation of facility expansion) as we incur start-up costs and purchase necessary equipment and supplies before facility management revenue is realized.

Cash Flows From Operations. Cash provided by operating activities was approximately $27.2 million for the year ended December 31, 2007 compared to approximately $29.7 million for the year ended December 31, 2006.  The decrease from prior year was principally due to a reduction in accounts payable and accrued liabilities due to the timing of payments during the period.

Cash Flows From Investing Activities.  Cash used in investing activities was approximately $64.5 million due to (1) the purchase of the Washington, DC facility for $9.6 million, (2) the purchase of the High Plains Correctional Facility for approximately $8.9 million, (3) the Hudson, Colorado site acquisition of approximately $5.1 million, (4) capital expenditures of approximately $50.9 million related primarily to construction costs associated with the Big Spring Correctional Center and the D. Ray James Prison expansions and development of the Hudson, Colorado site, (5) net sales of investment securities of $11.7 million and (6) net payments to the restricted debt payment account of approximately $2.1 million.  Cash used in investing activities was approximately $17.5 million for the year ended December 31, 2006 due to (1) capital expenditures of approximately $12.3 million primarily consisting of construction costs for the Moshannon Valley Correctional Center, (2) net purchases of investment securities of approximately $4.7 million and (3) net payments to the restricted debt payment account of approximately $3.4 million.  Additionally, we received proceeds from the sale of assets of approximately $2.9 million in the year ended December 31, 2006.

Cash Flows From Financing Activities.  Cash provided by financing activities was approximately $21.8 million due primarily to borrowings on our Amended Credit Facility of $30.0 million, partially offset by a $10.5 million payment on MCF’s bonds in July 2007 and proceeds from the exercise of stock options and warrants of approximately $2.8 million.  Additionally, we recognized a tax benefit on stock option exercises of approximately $0.4 million and had payments of approximately $0.8 million for financing costs related to our Amended Credit Facility. Cash used in financing activities was approximately $7.4 million for the year ended December 31, 2006 due primarily to a $9.7 million principal payment of MCF’s bonds in July 2006, offset by proceeds from the exercise of stock options of approximately $2.1 million.

Long-Term Credit Facilities.  Our Credit Facility provided for borrowings of up to $60.0 million under a revolving line of credit and was reduced by outstanding letters of credit. In October 2007, we amended the Credit Facility (the “Amended Credit Facility”). The Amended Credit Facility provides for borrowings up to $100.0 million (including letters of credit), matures in December 2011 and bears interest, at our election depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.00% to 0.75%, or a rate which ranges from 1.50% to 2.25% above the applicable LIBOR rate. The available commitment under our Amended Credit Facility was approximately $59.7 million at December 31, 2007.  We had outstanding borrowings under our Amended Credit Facility of $30.0 million and we had outstanding letters of credit of approximately $10.3 million at December 31, 2007.  Subject to certain requirements, we have the right to increase the commitments under our Amended Credit Facility up to $150.0 million.  The Amended Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. The Amended Credit Facility is not secured by the assets of MCF. Our Amended Credit Facility contains standard covenants including compliance with laws, limitations on certain financing transactions and mergers and compliance with financial covenants, although the covenants in the Amended Credit Facility were amended to provide greater flexibility in certain instances, including deletion of the minimum net worth and minimum asset coverage requirements contained in the Credit Facility and more favorable leverage ratios. The most restrictive covenant under our Amended Credit Facility is the fixed charge coverage ratio.

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

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate.  The terms of the interest rate swap contract and the underlying debt instrument were identical.  The swap agreement was designated as a fair value hedge.  The swap had a notional amount of $84.0 million and matured in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, we paid, on a semi-annual basis (each January 1 and July 1), a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receive a fixed-rate interest of 10.75%. For the year ended December 31, 2007, we recorded interest expense related to this interest rate swap of approximately $0.1 million. For the year ended December 31, 2006, we recorded interest expense of approximately $0.2 million.    At December 31, 2006, the fair value of this derivative instrument was a liability of approximately ($1.1) million and is included in other long-term liabilities at December 31, 2006 in our Consolidated Balance Sheets.  The carrying value of the Senior Notes as of this date was adjusted accordingly by the same amount.   Because the swap agreement was an effective fair-value hedge, there was no effect on our results of operations from the mark-to-market adjustment while the swap was in effect.  In October 2007, we terminated the swap agreement.  We received approximately $0.2 million in conjunction with the termination, which is being amortized over the remaining term of the Senior Notes.

Contractual Uncertainties Related to Certain Facilities

Regional Correctional Center. In July 2007, we were notified by ICE that they were removing all ICE detainees from the RCC. The withdrawal of all ICE detainees was completed in early August 2007 and ICE has recently indicated to us that it will not resume use of the facility. The facility is still being utilized by the United States Marshall Service (‘USMS”) but not at its full capacity.  OFDT holds the contract on behalf of ICE, USMS and the BOP with the Bernalillo County through an intergovernmental services agreement, and we have an agreement with the County.  OFDT recently attempted to unilaterally amend its agreement with the County to reduce the number of minimum annual guaranteed mandays under the agreement from 182,500 to 66,300.  Neither we nor the County believe OFDT has the right to unilaterally amend the contract in this manner, and OFDT has been informed of our position. Either party to the intergovernmental services agreement has the right to terminate upon 180 days notice. Revenues for this facility were approximately $12.8 million and $17.7 million for the years ended December 31, 2007 and 2006, respectively

The net carrying value of this facility was approximately $3.0 million and $4.9 million at December 31, 2007 and 2006, respectively. The facility had operated at its service capacity during portions of the year ended December 31, 2007. Our lease for this facility requires monthly rent payments of approximately $0.13 million for the remaining two year term of the lease. To date we do not have an alternative customer for this facility. Our inability to obtain a new customer for this facility could have an adverse effect on our financial condition, results of operations and liquidity.  We believe that pursuant to the provisions of SFAS No. 144, no impairment to the carrying value of this facility has occurred.

Cornell Abraxas Academy. We closed the Cornell Abraxas Academy in the fourth quarter of 2002. The facility, which we reactivated in October 2006, operates as a residential treatment facility for youth sex offenders. The net carrying value of the property and equipment for this facility was approximately $19.1 million and $19.5 million at December 31, 2007 and 2006, respectively. We believe that, pursuant to the provisions of SFAS No. 144, no impairment to the carrying value of this facility has occurred in 2007.

Hector Garza Residential Treatment Center. In October 2005, we initiated the temporary closure of this leased facility in San Antonio, Texas. We reactivated this facility during the third quarter of 2007 for a federal customer. Our net carrying value for this facility at December 31, 2007 and 2006 was approximately $4.2.  We believe that, pursuant to the provisions of SFAS No. 144, no impairment to the carrying value of this facility has occurred in 2007.

Projects Under Development, Construction or Renovation

For a discussion of our expansion projects at our Great Plains Correctional Facility in Hinton, Oklahoma, the D. Ray James Prison in Folkston, Georgia and the Walnut Grove Youth Correctional Facility in Walnut Grove, Mississippi, see “-Significant 2007 Events.”

Treasury Stock Repurchases

We did not purchase any of our common stock in the years ended December 31, 2007 and 2006.

Under the terms of our Senior Notes and our Amended Credit Facility, we can purchase shares of our stock subject to certain cumulative restrictions.

Future Liquidity

We believe that the existing cash and the cash flows generated from operations, together with the credit available under our Amended Credit Facility, will provide sufficient liquidity to meet our committed capital and working capital requirements for those development projects currently in process.  To the extent our cash and current financing arrangements do not provide sufficient financing to fund construction costs related to future adult secure institutional and other contract awards or significant facility expansions, we anticipate obtaining additional sources of financing to fund such activities.  However, there can be no assurance that such financing will be available or will be available on terms favorable to us.

Contractual Obligations and Commercial Commitments

We have assumed various financial obligations and commitments in the ordinary course of conducting our business.  We have contractual obligations requiring future cash payments, such as management, consulting and non-competition agreements.

We maintain operating leases in the ordinary course of our business activities.  These leases include those for operating facilities, office space and office and operating equipment, and the agreements expire between 2008 and 2075. As of December 31, 2007, our total commitment under these operating leases was approximately $23.6 million.

The following table details the known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2007 (in thousands):

	Payments Due by Period
			2009 -	2011 -
	Total	2008	2010	2012	Thereafter

Contractual Obligations:
Long-term debt – principal
• Cornell Companies, Inc.	$112,000	$—	$—	$112,000	$—
• Special Purpose Entities	145,500	11,400	25,800	30,400	77,900
Long-term debt – interest
• Cornell Companies, Inc.	54,180	12,040	24,080	18,060	—
• Special Purpose Entities	68,260	12,324	21,666	17,110	17,160
Revolving line of credit-principal
• Cornell Companies, Inc.	30,000	—	—	30,000	—
Revolving line of credit-interest
• Cornell Companies, Inc.	751	751	—	—	—
Capital lease obligations
• Cornell Companies, Inc.	37	12	25	—	—
Construction commitments	70,778	64,778	6,000	—	—
Operating leases	23,550	6,862	8,321	1,275	7,092
Consultative and non-competition agreements	250	250	—	—	—
Total contractual cash obligations	$505,306	$108,417	$85,892	$208,845	$102,152

Approximately $3.1 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48 but are not included in the contractual obligations table because we are uncertain as to if or when such amounts may be settled.  Related to the unrecognized tax benefits not included in the table above, we have also recorded  a liability for potential penalties of approximately $0.1 million and for interest of approximately $0.3 million.

We enter into letters of credit in the ordinary course of operating and financing activities.  As of December 31, 2007, we had outstanding letters of credit of approximately $10.3 million primarily for certain workers’ compensation insurance and other operating obligations.  The following table details our letter of credit commitments as of December 31, 2007 (in thousands):

		Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			More Than
	Committed	1 Year	1-3 Years	3-5 Years	5 Years
Commercial Commitments:
Standby letters of credit	$10,251	$9,501	$750	$—	$—

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risk, primarily from changes in interest rates. We continually monitor exposure to market risk and develop appropriate strategies to manage this risk. We are not exposed to any other significant market risks, including commodity price risk or, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. In conjunction with the issuance of the Senior Notes, we had previously entered into an interest rate swap of $84.0 million related to the interest obligations under the Senior Notes, in effect converting them to a floating rate based on six-month LIBOR. As discussed in Part II, Item 8, Note 10 to the accompanying financial statements, we terminated the interest rate swap in October 2007.

Credit Risk

Due to the short duration of our investments, changes in market interest rates would not have a significant impact on their fair value.  In addition, our accounts receivables are with federal, state, county and local government agencies.

Interest Rate Exposure

Our exposure to changes in interest rates primarily results from our Amended Credit Facility, as these borrowings have floating interest rates.  The debt on our consolidated financial statements at December 31, 2007 with fixed interest rates consist of the 8.47% Bonds issued by MCF in August 2001 in connection with the 2001 Sale and Leaseback Transaction and $112.0 million of Senior Notes.  The detrimental effect of a hypothetical 100 basis point increase in interest rates on our current borrowings under our Amended Credit Facility would be to reduce income before provision for income taxes by approximately $0.3 million for the year ended December 31, 2007.  At December 31, 2007, the fair value of our consolidated fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

Inflation

Other than personnel, offender medical costs at certain facilities, and employee medical and worker’s compensation insurance costs, we believe that inflation has not had a material effect on our results of operations during the past three years.  We have experienced significant increases in offender medical costs and employee medical and worker’s compensation insurance costs, and we have also experienced higher personnel costs during the past three years. Most of our facility management contracts provide for payments of either fixed per diem fees or per diem fees that increase by only small amounts during the term of the contracts. Inflation could substantially increase our personnel costs (the largest component of our operating expenses), medical and insurance costs or other operating expenses at rates faster than any increases in contract revenues.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

		Page
1.	Financial statements
	Report of Independent Registered Public Accounting Firm	49
	Consolidated Balance Sheets - December 31, 2007 and 2006	50
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2007, 2006 and 2005	51
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	52
	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	53
	Notes to consolidated financial statements	54
	Management’s Annual Report on Internal Control over Financial Reporting	89
2.	Financial statement schedules	91
	All schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cornell Companies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Cornell Companies, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 9 to the consolidated financial statements, the Company  changed the manner in which it accounts for uncertainty in income taxes effective January 1, 2007, in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation effective January 1, 2006, in accordance with Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” using the modified prospective application method.

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

PricewaterhouseCoopers LLP

Houston, Texas

March 14, 2008

CORNELL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,028	$18,529
Investment securities available for sale	250	11,925
Accounts receivable - trade (net of allowance for doubtful accounts of $4,372 and $3,644, respectively)	69,787	72,723
Other receivables (net of allowance for doubtful accounts of $5,126 and $5,297, respectively)	3,201	3,751
Debt service fund and other restricted assets	27,523	24,611
Deferred tax assets	6,750	6,672
Prepaid expenses and other	6,131	7,540
Total current assets	116,670	145,751
PROPERTY AND EQUIPMENT, net	383,952	319,064
OTHER ASSETS:
Debt service reserve fund	23,638	23,801
Goodwill, net	13,355	12,339
Intangible assets, net	4,520	6,926
Deferred costs and other	20,152	15,652
Total assets	$562,287	$523,533

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$57,502	$60,163
Current portion of long-term debt	11,411	10,510
Total current liabilities	68,913	70,673
LONG-TERM DEBT, net of current portion	275,298	255,471
DEFERRED TAX LIABILITIES	13,226	11,373
OTHER LONG-TERM LIABILITIES	4,401	4,452
Total liabilities	361,838	341,969

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 30,000,000 shares authorized, 16,068,677 and 15,603,917 shares issued and 14,553,631 and 14,063,523 shares outstanding, respectively	16	16
Additional paid-in capital	160,319	154,411
Retained earnings	51,127	38,964
Treasury stock (1,515,046 and 1,540,394 shares of common stock, at cost, respectively)	(12,105)	(12,308)
Accumulated other comprehensive income	1,092	481
Total stockholders’ equity	200,449	181,564
Total liabilities and stockholders’ equity	$562,287	$523,533

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005

REVENUES	$360,604	$360,855	$310,775
OPERATING EXPENSES, EXCLUDING DEPRECIATION	274,110	275,040	238,305
PRE-OPENING AND START-UP EXPENSES	—	2,657	9,017
IMPAIRMENT OF LONG-LIVED ASSETS	—	355	—
DEPRECIATION AND AMORTIZATION	15,986	16,285	15,200
GENERAL AND ADMINISTRATIVE EXPENSES	25,499	21,720	20,387

INCOME FROM OPERATIONS	45,009	44,798	27,866
INTEREST EXPENSE	26,215	26,130	24,041
INTEREST INCOME	(1,951)	(3,060)	(2,318)

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	20,745	21,728	6,143

PROVISION FOR INCOME TAXES	8,835	9,148	2,215

INCOME FROM CONTINUING OPERATIONS	11,910	12,580	3,928

DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF $381 and $1,950 in 2006 and 2005, RESPECTIVELY	—	(707)	(3,622)

NET INCOME	$11,910	$11,873	$306

EARNINGS PER SHARE:
BASIC:
Income from continuing operations	$.84	$.90	$.29
Loss from discontinued operations, net of tax	—	(.05)	(.27)
Net income	$.84	$.85	$.02

DILUTED:
Income from continuing operations	$.82	$.89	$.29
Loss from discontinued operations, net of tax	—	(.05)	(.27)
Net income	$.82	$.84	$.02

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	14,149	13,918	13,580
DILUTED	14,480	14,059	13,695

COMPREHENSIVE INCOME (LOSS):
Net income	$11,910	$11,873	$306
Unrealized gain (loss) on derivative instruments, net of tax provision (benefit) of $425, ($75), and ($954), respectively	612	(108)	(1,103)
Comprehensive income (loss)	$12,522	$11,765	$(797)

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional					Accumulated Other Compre-
		Par	Paid-In	Retained	Treasury Stock		Deferred	Hensive
	Shares	Value	Capital	Earnings	Shares	Cost	Compensation	Income(Loss)

BALANCES AT JANUARY 1, 2005	14,845,107	$15	$145,825	$26,785	1,562,987	$(12,573)	$(432)	$1,692

EXERCISE OF STOCK OPTIONS	446,141	—	3,783	—	—	—	—	—
INCOME TAX BENEFIT FROM STOCK OPTION EXERCISES	—	—	724	—	—	—	—	—
MARK TO MARKET ADJUSTMENTS FOR DEFERRED BONUS PLAN	—	—	(156)	—	—	—	156	—
OTHER COMPREHENSIVE INCOME	—	—	—	—	—	—	—	(1,103)
DEFERRED AND OTHER STOCK COMPENSATION	—	—	381	—	—	—	(714)	—
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	30,553	—	357	—	—	—	—	—
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	30,358	—	415	—	—	—	—	—
NET INCOME	—	—	—	306	—	—	—	—

BALANCES AT DECEMBER 31, 2005	15,352,159	15	151,329	27,091	1,562,987	(12,573)	(990)	589

EXERCISE OF STOCK OPTIONS	165,531	1	1,830	—	—	—	—	—
INCOME TAX BENEFIT FROM STOCK OPTION EXERCISES	—	—	224	—	—	—	—	—
ADOPTION OF SFAS NO. 123R	—	—	(990)	—	—	—	990
OTHER COMPREHENSIVE INCOME	—	—	—	—	—	—	—	(108)
DEFERRED AND OTHER STOCK COMPENSATION	58,327	—	1,622	—	—	—	—	—
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	—	—	—	—	(22,593)	265	—	—
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	27,900	—	396	—	—	—	—	—
NET INCOME	—	—	—	11,873	—	—	—	—

BALANCES AT DECEMBER 31, 2006	15,603,917	16	154,411	38,964	1,540,394	(12,308)	—	481

ADOPTION OF FIN 48	—	—	—	253	—	—	—	—
EXERCISE OF STOCK OPTIONS AND WARRANTS	234,182	—	2,490	—	—	—	—	—
INCOME TAX BENEFIT FROM STOCK OPTION EXERCISES	—	—	355	—	—	—	—	—
OTHER COMPREHENSIVE INCOME	—	—	—	—	—	—	—	611
DEFERRED AND OTHER STOCK COMPENSATION	221,428	—	2,644	—	—	—	—	—
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	—	—	94	—	(25,348)	203	—	—
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	9,150	—	325	—	—	—	—	—
NET INCOME	—	—	—	11,910	—	—	—	—

BALANCES AT DECEMBER 31, 2007	16,068,677	$16	$160,319	$51,127	1,515,046	$(12,105)	$—	$1,092

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,910	$11,873	$306
Adjustments to reconcile net income to net cash provided by operating activities
Impairment of long-lived assets	—	355	—
Depreciation	13,580	14,042	13,106
Amortization of intangibles and other assets	2,406	2,243	2,268
Amortization of deferred financing costs	1,552	1,772	1,414
Amortization of Senior Notes discount	184	184	184
Stock-based compensation	2,645	1,970	(294)
Provision for bad debts	2,063	2,702	4,745
Gain on sale of property and equipment	(190)	(119)	(50)
Deferred income taxes	397	3,216	(3)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	(3,757)	(10,432)	(5,586)
Other restricted assets	(665)	976	(62)
Other assets	2,060	44	2,881
Accounts payable and accrued liabilities	(4,890)	780	9,513
Other liabilities	(51)	58	(154)
Net cash provided by operating activities	27,244	29,664	28,268

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(50,890)	(12,317)	(51,128)
Acquisition of a business, net of cash acquired	—	—	(9,064)
Purchases of investment securities	(241,425)	(427,600)	(1,022,295)
Sales of investment securities	253,100	422,925	1,066,785
Facility acquisitions	(18,554)	—	—
Site acquisition	(5,053)	—	—
Proceeds from sale of property and equipment	375	2,892	647
Payments to restricted debt payment account, net	(2,084)	(3,367)	(2,445)
Net cash used in investing activities	(64,531)	(17,467)	(17,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	30,000	—	—
Payments of MCF bonds	(10,500)	(9,700)	(9,000)
Payments of acquired debt	—	—	(1,905)
Payments of capital lease obligations	(10)	(11)	(176)
Payments for debt issuance and other financing costs	(845)	—	—
Tax benefit of stock option exercises	355	224	—
Proceeds from exercise of stock options and warrants	2,786	2,096	4,141
Net cash (used in) provided by financing activities	21,786	(7,391)	(6,940)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,501)	4,806	3,828
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,529	13,723	9,895
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,028	$18,529	$13,723

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid, net of amounts capitalized	$30,672	$25,317	$22,964
Income taxes paid	$7,613	$3,947	$175

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in fair value of interest rate swap	$(1,053)	$(908)	$(3,353)
Purchases and additions to property and equipment included in accounts payable and accrued liabilities	4,156	—	2,478
Common stock issued for board of directors fees	325	396	415
Equipment additions under capital leases	—	56	—

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF THE BUSINESS

Cornell Companies, Inc. (collectively with its subsidiaries and consolidated special purpose entities, unless the context requires otherwise, “Cornell,” the “Company,” “we,” “us” or “our”, a Delaware corporation provides the integrated development, design, construction and management of facilities to governmental agencies within three operating segments: (1) Adult Secure Services; (2) Abraxas Youth and Family Services and (3) Adult Community-Based Services.

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

Investment Securities

Our investment securities at December 31, 2007 consist of certificates of deposit.  Our investment securities at December 31, 2006 consisted of certificates of deposit and marketable securities.

Our certificates of deposit, which total approximately $0.3 million and $0.8 million at December 31, 2007 and 2006, respectively, bear interest at a rate of 3.80% at December 31, 2007.  They have original maturities of one year.

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

At December 31, 2006, our marketable securities, which totaled $11.2 million, were held in auction rate municipal bonds. Our investment in these securities was recorded at cost, which approximated fair market value due to their variable interest rates, which typically reset every 7 to 35 days. As a result, we had no gross unrealized holding gains (losses) or gross realized gains (losses) from our investment securities at December 31, 2007 and 2006.

Contractual maturities of the underlying investment securities held at December 31, 2007 mature in less than one year.

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

At December 31, 2007, other receivables include approximately $5.1 million related to misappropriated escrow funds for the Southern Peaks Regional Treatment Center, which is fully reserved at December 31, 2007. At December 31, 2006, other receivables includes approximately $0.9 million related to the Lincoln County Detention Center lawsuit settlement that was ultimately reimbursed by our general liability and professional liability coverage as well as the $5.3 million other receivable related to the escrow funds as previously noted.  Refer to Note 11 to the consolidated financial statements for a discussion concerning this balance and the related transactions.

The changes in allowance for doubtful accounts associated with trade accounts receivable for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Balance at beginning of period	$3,644	$3,278	$3,544
Provision for bad debts	2,063	2,702	4,745
Write-offs of uncollectible accounts	(1,335)	(2,336)	(5,011)
Balance at end of period	$4,372	$3,644	$3,278

Restricted Assets

Restricted assets at December 31, 2007 and 2006 include approximately $25.0 million and $23.0 million, respectively, of Municipal Correctional Finance, LP’s (“MCF”) restricted cash accounts. MCF’s restricted accounts primarily consist of a debt service fund used to segregate rental payment funds from us to MCF for MCF’s semi-annual debt service. MCF’s funds are invested in short term certificates of deposit, money market accounts and commercial paper. They will be used to fund a portion of MCF’s debt service due in the coming year.

At certain facilities, we maintain bank accounts for restricted cash belonging to facility residents, commissary operations and equipment replacement funds used in certain state programs. Restricted assets at December 31, 2007 and 2006 include approximately $2.5 million and $1.7 million, respectively, for these accounts. A corresponding liability for these obligations is included in accrued liabilities in the accompanying financial statements.

Property and Equipment

Property and equipment are recorded at cost. Ordinary maintenance and repair costs are expensed, while renewal and betterment costs are capitalized. Buildings and improvements are depreciated over their estimated useful lives of 30 to 50 years using the straight-line method. Prepaid facility use cost, which resulted from the July 1996 acquisition of the Big Spring Correctional Center and the December 1999 transfer of ownership of the Great Plains Correctional Facility to a leasehold interest, is being amortized over 50 years using the straight-line method. Furniture and equipment are depreciated over their estimated useful lives of 3 to 10 years using the straight-line method. Amortization of leasehold improvements (including those funded by landlord incentives or allowances) is recorded using the straight-line method based upon the shorter of the economic life of the asset or the term of the respective lease. Landlord incentives or allowances under operating leases are recorded as deferred rent and amortized as a reduction of rent expense over the lease term. See Note 7 to the consolidated financial statements for further details concerning our property and equipment balances at December 31, 2007 and 2006.

We review our long-lived assets for impairment at least annually or when changes in circumstances or a triggering event indicates that the carrying amount of the asset may not be recoverable in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets to be held and used recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and the fair value of the asset.  Assets to be disposed of by sale are recorded at the lower of their carrying amount or fair value less estimated selling costs. We estimate fair value based upon the best information available, which may include expected future discounted cash flows to be produced by the asset and/or available market prices. Factors that significantly influence estimated future discounted cash flows include the periods and levels of occupancy for the facility, expected per diem or reimbursement rates, assumptions regarding the levels of staffing, services and future operating and capital expenditures necessary to generate forecasted revenues, related costs for these activities and future rate of increases or decreases associated with these factors. We also consider the results of any appraisals on the properties when assessing fair value. These estimates may be highly subjective, particularly in circumstances where there is no current operating contract in place and changes in the assumptions and estimates could result in the recognition of impairment charges.

Capitalized Interest

We capitalize interest on facilities while under construction. Interest capitalized for the years ended December 31, 2007 was approximately $1.2 million and related to the expansion projects at the Big Spring Correctional Center, the D. Ray James

Prison and the Great Plains Correctional Facility.  Interest capitalized for the years ended December 31, 2006 and 2005 was approximately $1.5 million and $3.7 million, respectively, and related to construction of the Moshannon Valley Correctional Center.

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

Intangible Assets

We evaluate the carrying value of our existing intangibles (which are the result of prior acquisitions – both business facilities and operating contracts) for impairment annually. We have evaluated the carrying value of our existing intangibles and believe there has not been impairment to the carrying value of our existing intangibles as of December 31, 2007. See Note 5 to the consolidated financial statements for further details concerning our intangible assets.

Deferred Costs

Costs incurred related to obtaining debt financing are capitalized and amortized over the term of the related indebtedness. At December 31, 2007 and 2006, we had net deferred debt issuance costs of approximately $8.6 million and $9.0 million, respectively. In the year ended December 31, 2007 we incurred approximately $0.8 million in financing costs related to our Amended Credit Facility.

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

Business Concentration

Contracts with federal, state and local governmental agencies account for nearly all of our revenues. The loss of, or a significant decrease in, business from one or more of these governmental agencies could have a material adverse effect on our financial condition and results of operations. For the years ended December 31, 2007, 2006 and 2005, 32.1%, 28.2% and 23.0%, respectively, of our consolidated revenues were derived from contracts with the Federal Bureau of Prisons (“BOP”), the only customer constituting more than 10.0% of our revenues during each of these periods.

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

Additionally, we have an employee stock purchase plan (“ESPP”) under which employees can make contributions to purchase our common stock. Participation in the plan is elected annually by employees. The plan year typically begins each January 1st (the “Beginning Date”) and ends on December 31st (the “Ending Date”). For 2007, however, the plan year began April 1, 2007. Purchases of common stock are made at the end of the year using the lower of the fair market value on either the Beginning Date or Ending Date, less a 15% discount. Under SFAS No. 123R our employee-stock purchase plan is considered to be a compensatory ESPP, and therefore, we recognize compensation cost over the requisite service period for grants made under the ESPP.

At December 31, 2006, 60,000 shares of restricted stock were outstanding subject to performance-based vesting criteria (30,000 of these are considered market-based restricted stock under SFAS No. 123R). Additionally, 137,200 stock options were outstanding subject to performance-based vesting criteria (16,100 of these were considered market-based options under SFAS No. 123R). The 30,000 shares of restricted stock and the 16,100 stock options which were considered market-based stock awards were valued using a Monte Carlo simulation probability model to estimate future stock returns. The grant date fair value of these awards was $9.05 per share for a total value of $0.5 million. We recognized $0.12 million of expense associated with these shares of restricted stock and options during the twelve months ended December 31, 2006.

At December 31, 2007, 127,500 shares of restricted stock were outstanding subject to performance-based vesting criteria (32,500 of these restricted shares were considered market-based restricted stock under SFAS No. 123R). There were also 79,000 stock options outstanding subject to performance-based vesting criteria. We recognized $0.6 million of expense associated with these shares of restricted stock and stock options during the twelve months ended December 31, 2007.

The amounts above relate to the impact of recognizing compensation expense related to stock options and restricted stock. Compensation expense related to stock options (79,000 shares) and restricted stock (95,000 shares) that vest based upon performance conditions is not recorded for such performance-based awards until it has been deemed probable that the related performance targets allowing the vesting of these options and restricted stock will be met. We are required to periodically re-assess the probability that these options will vest and record expense at that point in time. During the fourth quarter of 2007 and 2006 it was deemed probable that certain performance targets pertaining to certain restricted stock and stock options would be achieved by their vesting date. Accordingly, compensation expense of approximately $0.4 million and $0.1 million has been recognized for the twelve months ended December 31, 2007 and 2006, respectively, related to these stock-based awards.

We recognize expense for our stock-based compensation over the vesting period, which represents the period in which an employee is required to provide service in exchange for the award. We recognize compensation expense for stock-based awards immediately if the award has immediate vesting.

Prior Period Pro Forma Presentation

Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123R. The following pro forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123” is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per share for the period presented as if we had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation prior to January 1, 2006 (in thousands, except per-share amounts):

Year Ended December 31,
2005

Net income (loss), as reported	$306
Add: total stock-based compensation recorded, net of tax	201
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,988)
Pro forma net loss	$(1,481)

Income (loss) per share:
Basic, as reported	$.02
Basic, pro forma	$(.11)
Diluted, as reported	$.02
Diluted, pro forma	$(.11)

Assumptions

The fair values for the significant stock-based awards granted during the year ended December 31, 2007, 2006 and 2005 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December, 31
	2007	2006	2005

Risk-free rate of return	4.56%	4.31%	4.28%
Expected life of award	5.6 years	5 years	7 years
Expected dividend yield of stock	0%	0%	0%
Expected volatility of stock	42.19%	45.48%	52.99%
Weighted-average fair value	$9.86	$6.24	$8.03

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

In accordance with SAB 107, we generally used the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during 2007 and 2006.  For those grants during these periods wherein we had sufficient historical or impartial data to better estimate the expected term, we have done so.

Stock-based award activity during the year ended December 31, 2007 was as follows (aggregate intrinsic value in millions):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2004	976,947	$10.72	6.7	$10.5
Granted	350,750
Exercised	(399,090)
Forfeited or canceled	(189,551)

Outstanding at December 31, 2005	739,056	12.25	5.0	$9.1
Granted	158,000
Exercised	(164,661)
Forfeited or canceled	(78,648)

Outstanding at December 31, 2006	653,747	12.87	6.1	$8.4
Granted	72,950	21.40
Exercised	(161,590)	12.40
Forfeited or canceled	(74,265)	13.48

Outstanding at December 31, 2007	490,842	$14.19	7.3	$7.0

Vested and expected to vest at December 31, 2007	391,043	$14.15	7.3	$5.6

Exercisable at December 31, 2007	273,183	$13.56	6.8	$3.7

The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $1.5 million, $0.6 million and $1.9 million, respectively. Net cash proceeds from the exercise of stock options were approximately $2.5 million, $2.1 million and $4.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, approximately $0.6 million of estimated expense with respect to nonvested stock-based awards had yet to be recognized and will be amortized into expense over the employee’s estimated remaining weighted average service period of approximately 10.5 months.

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2007.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 3.75 to $10.00	25,510	3.7	$5.75	24,937	$5.69
10.01 to 13.50	176,332	6.6	12.78	96,346	12.76
13.51 to 14.50	209,800	7.6	13.96	111,900	13.86
14.51 to 25.00	79,200	9.0	20.70	40,000	19.53
	490,842	7.3	$14.19	273,183	$13.56

Stock-based award activity for nonvested awards during the year ended December 31, 2007 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2004	462,782	$11.17
Granted	350,750	13.58
Vested	(318,476)	11.38
Canceled	(132,387)	11.56

Nonvested at December 31, 2005	362,669	13.14
Granted	158,000	14.02
Vested	(191,919)	13.43
Canceled	(8,093)	13.16

Nonvested at December 31, 2006	320,657	13.40
Granted	72,950	21.40
Vested	(101,683)	15.68
Canceled	(74,265)	13.48

Nonvested at December 31, 2007	217,659	$14.99

Restricted Stock

We have previously issued restricted stock in connection with certain employment agreements which vest over a specific period of time, generally three to five years. During the year ended December 31, 2007, we issued restricted stock in connection with certain employment agreements and as part of our normal equity awards, all of which were issued under our 2006 Equity Incentive plan. These shares of restricted common stock are subject to restrictions on transfer and certain conditions to vesting.

Restricted stock activity for the year ended December 31, 2007 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2004	73,786	$17.15
Granted	85,000	10.87
Vested	—	—
Canceled	(47,113)	17.15

Nonvested at December 31, 2005	111,673	12.37
Granted	—	—
Vested	(15,676)	17.15
Canceled	(10,997)	17.15

Nonvested at December 31, 2006	85,000	10.87
Granted	287,000	22.30
Vested	(5,000)	21.33
Canceled	(64,000)	9.80

Nonvested at December 31, 2007	303,000	$21.75

We recognized $0.8 million of expense associated with nonvested time-based restricted stock awards during the year ended December 31, 2007.  As of December 31, 2007, approximately $2.8 million of estimated expense with respect to nonvested time-based restricted stock awards had yet to be recognized and will be amortized over a weighted average period of 2.5 years. Approximately $2.7 million of estimated expense with respect to nonvested performance-based restricted stock option awards had yet to be recognized as of December 31, 2007.

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

Earnings Per Share

Basic earnings per share (EPS) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution from common stock equivalents such as stock options and warrants. For the year ended December 31, 2007, there were 19,200 shares ($24.56 average price) of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. For the year ended December 31, 2006, there were no anti-dilutive shares. For the year ended December 31, 2005 there were 113,145 shares ($15.10 average price) of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

The following table summarizes the calculation of income (loss) and the weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005
Income from continuing operations	$11,910	$12,580	$3,928
Loss from discontinued operations, net of tax	—	(707)	(3,622)
Net income	$11,910	$11,873	$306

Weighted average common shares outstanding	14,149	13,918	13,580
Weighted average common share equivalents outstanding	331	141	115

Weighted average common shares and common share equivalents outstanding	14,480	14,059	13,695

Basic income (loss) per share:
Income from continuing operations	$.84	$.90	$.29
Loss from discontinued operations, net of tax	—	(.05)	(.27)
Net income	$.84	$.85	$.02

Diluted income (loss) per share:
Income from continuing operations	$.82	$.89	$.29
Loss from discontinued operations, net of tax	—	(.05)	(.27)
Net income	$.82	$.84	$.02

Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, investment securities, accounts receivable and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At December 31, 2007, the carrying amount of consolidated debt was $286.7 million, and the estimated fair value was $303.2 million. At December 31, 2006, the carrying amount was $266.0 million, and the estimated fair value was $296.0 million. The estimated fair value of long-term debt is based primarily on quoted market prices or discounted cash flow analysis for the same or similar issues.

Derivative Instruments

We have only entered into derivative contracts that are classified as fair value hedges. These derivatives are recorded at their fair value with changes in the fair value recorded as adjustments to the related liability and other comprehensive income (loss) in our Consolidated Statements of Income and Comprehensive Income (Loss). See Note 13 to the consolidated financial statements.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements contained herein to conform to current year presentation. In our Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005, amortization of deferred compensation has been reclassed to stock-based compensation to conform to current year presentation.

3.              TERMINATED MERGER AGREEMENT

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

Under the terms of the Merger Agreement, because the Merger was terminated, we reimbursed $2.5 million of costs incurred by Veritas, Parent and Merger Sub in connection with the proposed merger in February 2007. Such costs for legal and external professional and consulting fees are reflected in general and administrative expenses for the year ended December 31, 2007.

4.              DISCONTINUED OPERATIONS

We classify as discontinued operations those components of our business that we hold for sale or that have been disposed and have cash flows that are clearly distinguishable operationally and for financial reporting purposes from the rest of our operations. For those components, we have no significant continuing involvement after completion of disposal and their operations are eliminated from our ongoing operations. During the year ended December 31, 2005, we classified certain components as discontinued operations as the result of a management decision to close certain facilities. Notifications were made to the required contracting entities regarding the termination of the related programs. At December 31, 2007 and 2006, we did not have any significant net property and equipment balances pertaining to these former operations. There were no revenues generated by these discontinued operations in the years ended December 31, 2007 and 2006.

5.              INTANGIBLE ASSETS

Intangible assets at December 31, 2007 and 2006 consisted of the following (in thousands):

	December 31,
	2007	2006
Non-compete agreements	$9,040	$10,040
Accumulated amortization – non-compete agreements	(7,541)	(7,240)
Acquired contract value	6,442	6,442
Accumalated amortization – contract value	(3,421)	(2,316)
Identified intangibles, net	4,520	6,926
Goodwill, net	13,355	12,339
Total intangibles, net	$17,875	$19,265

The changes in the carrying amount of goodwill for the year ended December 31, 2007 are as follows (in thousands):

	Adult Secure	Abraxas Youth and Family	Adult Community-Based	Total

Balance as of December 31, 2005	$2,902	$1,060	$8,615	$12,577
Reduction to goodwill	—	—	(238)	(238)
Balance as of December 31, 2006	2,902	1,060	8,377	12,339
Addition to goodwill	—	—	1,016	1,016
Balance as of December 31, 2007	$2,902	$1,060	$9,393	$13,355

We recorded an addition to goodwill as a result of the final release of amounts previously placed in escrow related to the acquisition of Correctional Systems, Inc. (“CSI”) in April 2005.  At December 31, 2007, we believe that there is no impairment to our existing goodwill.

Amortization expense for our acquired contract value was approximately $1.1 million, $1.1 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense for our acquired contract value is expected to be approximately $1.1 million for the next year ended December 31 and approximately $0.7 million for the following year.

Amortization expense for our non-compete agreements was approximately $1.3 million for the year ended December 31, 2007 and $1.1 million for each of the years ended December 31, 2006 and 2005. Amortization expense for our non-compete agreements is expected to be approximately $1.1 million for each of the next two years and $0.6 million for the third year.

6.              ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Statement of Financial Accounting Standards No. 141

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R significantly changes the accounting for business combinations.  Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R changes the accounting treatment for certain specific items, including acquisition costs, noncontrolling interests, acquired contingent liabilities, in-process research and development costs, restructuring costs and changes in deferred tax asset valuation allowances and income tax uncertainties subsequent to the acquisition date.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is not permitted,

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 establishes a framework for measuring fair value within generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. We are currently evaluating the effect that adoption of this standard will have on our financial position and results of operations.

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” We are currently evaluating the effect that adoption of this standard will have on our financial position and results of operations.

Statement of Financial Accounting Standards No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  This statement clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and it noncontrolling interest.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.

7.              PROPERTY AND EQUIPMENT

Property and equipment were as follows (in thousands):

	December 31,
	2007	2006

Land	$38,763	$31,765
Prepaid facility use	71,323	71,323
Buildings and improvements	284,041	253,218
Furniture and equipment	33,954	30,827
Construction in progress	38,261	1,031
Sub-total	466,342	388,164
Accumulated depreciation and amortization	(82,390)	(69,100)
Total property and equipment	$383,952	$319,064

The increase in land was due primarily to the Hudson, Colorado site acquisition.  The increase in buildings and improvements was due primarily to the purchase of the High Plains Correctional Facility, the Washington, DC Facility and the facility expansion completed at the Big Spring Correctional Center.  The increase in construction in progress was due primarily to development costs associated with the Hudson, Colorado site and construction costs related to the facility expansions at the D. Ray James Prison and the Great Plains Correctional Facility.

We review our long-lived assets for impairment at least annually or when changes in circumstances or a triggering event indicates that the carrying amount of the asset may not be recoverable in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets to be held and used recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and the fair value of the asset.  Assets to be disposed of by sale are recorded at the lower of their carrying amount or fair value less estimated selling costs. We estimate fair value based upon the best information available, which may include expected future discounted cash flows to be produced by the asset and/or available market prices. Factors that significantly influence estimated future discounted cash flows include the periods and levels of occupancy for the facility, expected per diem or reimbursement rates, assumptions regarding the levels of staffing, services and future operating and capital expenditures necessary to generate forecasted revenues, related costs for these activities and future rate of increases or decreases associated with these factors. We also consider the results of any appraisals on the properties when assessing fair value. These estimates may be highly subjective, particularly in circumstances where there is no current operating contract in place and changes in the assumptions and estimates could result in the recognition of impairment charges. The most subjective estimates made in this analysis for 2007 relate to the Regional Correctional Center and the Hector Garza Residential Treatment Center.  The most subjective estimates made in this analysis for 2006 relate to the Cornell Abraxas Academy and the Hector Garza Residential Treatment Center. We may be required to record an impairment charge in the future if we are unable to successfully negotiate a replacement contract on any of our facilities for which we currently have an operating contract. Given the nature of the evaluation of future cash flows and the application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions.

In conjunction with our review of our long-lived assets based on forecasted operating and cash flow losses associated with these assets at December 31, 2006, we determined that our carrying value for two of our adult community-based facilities was not fully recoverable and exceeded their fair value and, as a result, we recorded an impairment charge of $0.4 million in the year ended December 31, 2006. This charge was based on the best market information available.

8.              ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2007	2006

Accounts payable	$20,321	$15,286
Accrued compensation	9,837	9,847
Accrued interest payable	5,707	11,717
Accrued litigation settlements	—	878
Accrued taxes payable	3,926	5,519
Accrued insurance	7,779	7,960
Accrued legal	5,306	4,822
Resident funds	2,598	1,659
Other	2,028	2,475
Total accounts payable and accrued liabilities	$57,502	$60,163

At December 31, 2006, accounts payable and accrued liabilities contain accrued litigation settlement charges of $0.9 million pertaining to the Lincoln County Detention Center. Refer to Note 11 to the consolidated financial statements for a discussion regarding these matters.

9.              INCOME TAXES

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 established a single model to address the accounting for uncertain tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on the measurement, recognition, classification and disclosure of tax positions, as well as the accounting for the related interest and penalties, transition and accounting in interim periods.

The Company adopted the provisions of FIN 48 effective January 1, 2007.  As a result of our adoption of FIN 48, we recorded a cumulative effect adjustment of approximately $0.3 million which increased retained earnings at January 1, 2007.  As of January 1, 2007 and December 31, 2007, we had unrecognized tax benefits in the amount of $2.9 million and $3.0 million, respectively, that if recognized in future periods, approximately $0.8 million would reduce our income tax expense and our effective tax rate as of January 1, 2007 and December 31, 2007.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$2,948
Additions based on tax positions related to current year	569
Additions for tax positions in prior year	4
Reductions for tax positions in prior year	—
Lapse in Statutes of Limitations	(503)
Balance at December 31, 2007	$3,018

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the accompanying Consolidated Statements of Income and Comprehensive Income and totaled approximately $0.1 million in the year ended December 31, 2007.  Accrued interest and penalties were approximately $0.3 million and $0.2 million at December 31, 2007 and January 1, 2007, respectively.

We are subject to income tax in the United States and many of the individual states we operate in.  We currently have significant operations in Texas, California and Pennsylvania.  State income tax returns are generally subject to examination for a period of three to five years after filing.  The state impact of any changes made to the federal return remains subject to examination by various states for a period up to one year after formal notification to the state.  We are open to United States Federal Income Tax examinations for the tax years December 31, 2004 through December 2007.

We do not anticipate a significant change in the balance of our unrecognized tax benefits with the next 12 months.

The following is an analysis of our deferred tax assets and liabilities (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Accrued liabilities and allowances	$8,535	$7,704
State operating loss carryforwords	2,088	2,455
Deferred compensation	1,176	513
Other	1,878	125
Total deferred tax assets	13,677	10,797

Deferred tax liabilities:
Property and equipment	15,531	11,688
Prepaid expenses	832	1,075
Other	749	280
Total deferred tax liabilities	17,112	13,043

Valuation allowance	(2,088)	(2,455)

Net deferred tax liability	$5,523	$4,701

As of December 31, 2007, we have net operating losses for state income taxes of approximately $24.3 million. Our tax returns are subject to periodic audit by the various jurisdictions in which we operate. These audits, including those currently underway, can result in adjustments of taxes due or adjustments of the NOLs which are available to offset future taxable income.

Valuation allowances of $2.1 million have been established for uncertainties in realizing the benefit of certain state income tax loss carryforwards. For the years ended December 31, 2007, 2006 and 2005, changes in our state operating loss carryforwards (decreased)/increased our valuation allowance by ($0.4) million, $0.3 million and $0.5 million, respectively. In assessing the realizability of carryforwards, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance will be adjusted in the periods that we determine it is more likely than not that deferred tax assets will or will not be realized.

The components of our income tax provision (benefit) were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Federal current provision	$6,213	$4,332	$239
State current provision	1,276	1,617	(197)
Total current provision	7,489	5,949	42

Federal deferred provision	1,034	3,114	2,097
State deferred provision	312	85	76
Total deferred provision	1,346	3,199	2,173

Total provision from continuing operations	$8,835	$9,148	$2,215

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

The following is a reconciliation of income taxes at the statutory federal income tax rate of 35% to the income tax provision recorded by us (in thousands):

	Year Ended December 31,
	2007	2006	2005

Computed taxes at statutory rate	$7,263	$7,602	$2,138
State income taxes, net of federal benefit	1,109	1,042	(273)
Other	463	504	350
	$8,835	$9,148	$2,215

10.       CREDIT FACILITIES

Our long-term debt consisted of the following (in thousands):

	December 31,
	2007	2006
Debt of Cornell Companies, Inc.:
Senior Notes, unsecured, due July 2012 with an interest rate of 10.75%, net of discount	$111,172	$110,987
Fair-value adjustment of Senior Notes as result of interest rate swap	—	(1,053)
Revolving Line of Credit due December 2011 with an interest rate of LIBOR plus 1.50% to 2.25% or prime plus 0.00% to 0.75% (the “Amended Credit Facility”)	30,000	—
Capital lease obligations	37	47
Subtotal	141,209	109,981

Debt of Special Purpose Entities:
8.47% Bonds due 2016	145,500	156,000

Total consolidated debt	286,709	265,981

Less: current maturities	(11,411)	(10,510)

Consolidated long-term debt	$275,298	$255,471

Long-Term Credit Facilities.  Our Credit Facility provided for borrowings of up to $60.0 million under a revolving line of credit and was reduced by outstanding letters of credit. In October 2007, we amended the Credit Facility (the “Amended Credit Facility”). The Amended Credit Facility provides for borrowings up to $100.0 million (including letters of credit), matures in December 2011 and bears interest, at our election depending on our total leverage ratio, at either the prime rate plus a margin ranging from 0.00% to 0.75%, or a rate which ranges from 1.50% to 2.25% above the applicable LIBOR rate. The available commitment under our Amended Credit Facility was approximately $59.7 million at December 31, 2007.  We had outstanding borrowings under our Amended Credit Facility of $30.0 million and we had outstanding letters of credit of approximately $10.3 million at December 31, 2007.  Subject to certain requirements, we have the right to increase the commitments under our Amended Credit Facility up to $150.0 million.  The Amended Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. The Amended Credit Facility is not secured by the assets of MCF. Our Amended Credit Facility contains standard covenants including compliance with laws, limitations on certain financing transactions and mergers and compliance with financial covenants, although the covenants in the Amended Credit Facility were amended to provide greater flexibility in certain instances, including deletion of the minimum net worth and minimum asset coverage requirements contained in the Credit Facility and more favorable leverage ratios. The most restrictive covenant under our Amended Credit Facility is the fixed charge coverage ratio.

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

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate.  The terms of the interest rate swap contract and the underlying debt instrument were identical.  The swap agreement was designated as a fair value hedge.  The swap had a notional amount of $84.0 million and matured in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, we paid, on a semi-annual basis (each January 1 and July 1), a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and receive a fixed-rate interest of 10.75%. For the year ended December 31, 2007, we recorded interest expense related to this interest rate swap of approximately $0.1 million. For the year ended December 31, 2006, we recorded interest expense of approximately $0.2 million.    At December 31, 2006, the fair value of this derivative instrument was a liability of approximately ($1.1) million and is included in other long-term liabilities at December 31, 2006 in our Consolidated Balance Sheets.  The carrying value of the Senior Notes as of this date was adjusted accordingly by the same amount.  Because the swap agreement was an effective fair-value hedge, there was no effect on our results of operations from the mark-to-market adjustment while the swap agreement was in effect.  In October 2007, we terminated the swap agreement.  We received approximately $0.2 million in conjunction with the termination, which is being amortized over the remaining term of the Senior Notes.

Scheduled maturities of our consolidated long-term debt were as follows (in thousands):

	Cornell Companies, Inc.	MCF	Consolidated

For the year ending December 31,
2008	$12	$11,400	$11,412
2009	12	12,400	12,412
2010	13	13,400	13,413
2011	30,000	14,600	44,600
Thereafter	112,000	93,700	205,700
Total	$142,037	$145,500	$287,537

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

Operating Leases

We lease office space, certain facilities and furniture and equipment under long-term operating leases. Rent expense for all operating leases for the years ended December 31, 2007, 2006 and 2005 was approximately $10.4 million, $11.5 million and $8.3 million, respectively.

Landlord incentives or allowances under operating leases are recorded as deferred rent and amortized as a reduction of rent expense over the lease term. Those operating leases with step rent provisions or escalation clauses that are not considered contingent rent are recognized on a straight-line basis over the lease term. For those leases that include an existing index or rate, such as the consumer price index or the prime interest rate, the related minimum lease payments are recognized on a straight-line basis over the lease term and the amount of rent considered to be contingent is recorded as incurred and is not included in the straight-line basis rent expense. We do not receive significant sublease rentals under any of our existing operating leases.

Certain of our leases contain renewal options, which range from additional rental periods of one to five years. Escalation clauses are also included in certain of our leases. There are no significant restrictions imposed by our lease agreements concerning such issues as dividend payments, incurrence of additional debt or further leasing.

As of December 31, 2007, we had the following rental commitments under noncancelable operating leases (in thousands):

For the year ending December 31,
2008	$6,862
2009	5,303
2010	3,018
2011	648
Thereafter	7,719
Total	$23,550

The following schedule shows the composition of total rental expense for all operating leases (in thousands):

	Year Ended December 31,
	2007	2006	2005
Minimum rentals	$9,911	$11,107	$8,051
Contingent rentals	458	426	271
Less: sublease rentals	(246)	(232)	(293)
Total	$10,123	$11,301	$8,029

401(k) Plan

We have a defined contribution 401(k) plan. Our matching contribution currently represents 50% of a participant’s contribution, up to the first 6% of the participant’s salary. We recorded contribution expense of approximately $1.3 million for the year ended December 31, 2007 and approximately $1.2 million for each of the years ended December 31, 2006 and 2005.

Legal Proceedings

We are party to various legal proceedings, including those noted below. While management presently believes that the ultimate outcome of these proceedings will not have a material adverse effect on our financial position, overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or equitable relief, and could have a material adverse impact on the net income of the period in which the ruling occurs or in future periods.

Valencia County Detention Center

In April 2007, a lawsuit was filed against the Company in the Federal District court in Albuquerque, New Mexico, by Joe Torres and Eufrasio Armijo, who each alleged that he was strip searched at the Valencia County Detention Center (“VCDC”) in New Mexico in violation of his federal rights under the Fourth, Fourteenth and Eighth amendments to the U.S. Constitution.  The claimants also allege violation of their rights under state law and seek to bring the case as a class action on behalf of themselves and all detainees at VCDC during the applicable statues of limitation.  The plaintiffs seek damages and declaratory and injunctive relief.  Valencia County is also a named defendant in the case and operated the VCDC for a significantly greater portion of the period covered by the lawsuit.  Discovery has commenced in the case but the ultimate outcome of the lawsuit cannot be determined at this time. However, we intend to vigorously defend this lawsuit.

Lincoln County Detention Center

In August 2005, a lawsuit was filed by a detainee at the Lincoln County Detention Center (“LCDC”) in the U.S. District Court of New Mexico (Santa Fe) seeking unspecified damages. The lawsuit relates to the former LCDC policy that required strip and visual body cavity searches for all detainees and inmates and alleges that such policy violates a detainee’s Fourth and Fourteenth Amendment rights under the U.S. Constitution. The lawsuit was filed as a putative class action lawsuit brought on behalf of all inmates who were searched at the LCDC from May 2002 to July 2005. In September 2006, we agreed to a proposed stipulation of settlement and the court has preliminarily approved the settlement. The settlement amount under the terms of the agreement is $1.6 million, and was funded principally through our general liability and professional liability coverage.

In the year ended December 31, 2005, we recorded a charge of $0.2 million related to this lawsuit. In addition, we previously have provided insurance reserves for this matter (as part of our regular review of reported and unreported claims) totaling approximately $0.5 million. During the third quarter of 2006, we recorded an additional settlement charge of approximately $0.9 million and the related reimbursement from our general liability and professional liability insurance. The charge and reimbursement were recognized in general and administrative expenses for the year ended December 31, 2006. The reimbursement was funded by the insurance carrier in the first quarter of 2007 into a settlement account. The court granted preliminary approval of the settlement in the second quarter of 2007, and the claims administration process is now underway. We expect the claims administration process to be completed and the final court approval of the settlement in the first half of 2008.

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

Southern Peaks Regional Treatment Center

In January 2004, we initiated legal proceedings in the lawsuit styled Cornell Corrections of California, Inc. v. Longboat Global Advisors, LLC, et al., No.2004 CV79761 in the Superior Court of Fulton County, Georgia under theories of fraud, conversion, breach of contract and other theories to determine the location of and to recover funds previously deposited by us into what we believed to be an escrow account in connection with the development and construction of the Southern Peaks Regional Treatment Center. Of the funds previously deposited, approximately $5.1 million remains to be recovered at September 30, 2007. In December 2004, the jury awarded us approximately $6.5 million in compensatory damages and approximately $1.4 million in punitive damages, plus attorneys’ fees. The actual damages portion of the award under the final Judgment and Decree (“Judgment”) entered on December 20, 2006 was adjusted downward to the $5.4 million actually lost by us. The award for compensatory damages accrues pre-judgment interest at a rate of 7 percent from the date of loss through the date of judgment. Following the jury verdicts, we collected approximately $0.4 million in January 2005 in funds that had been previously frozen under a temporary restraining order issued at the time that we commenced this litigation. Currently, one of the defendants has filed an appeal of the Judgment. Due to the continued uncertainty surrounding the ultimate recovery of the funds previously deposited, we recorded an additional reserve in the amount of approximately $0.3 million in the quarter ended December 31, 2006. During 2007 we collected approximately $0.2 million in funds. We will continue to maintain our existing reserve at December 31, 2007 of approximately $5.1 million in an allowance for doubtful accounts against the corresponding balance as carried in other receivables at December 31, 2007 and 2006. We do not expect any additional material recovery, expense, change or result from these proceedings.

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

During the period from August 2000 through May 2003, our general liability and professional liability coverage was provided by Specialty Surplus Insurance Company, a Kemper Insurance Company (“Kemper”) group member. In June 2004, the Illinois Department of Insurance gave Kemper permission to proceed with a run-off plan it had previously submitted. The three-year plan is designed to help Kemper meet its goal of resolving, to the maximum extent possible, all valid policyholder claims. In view of the risks and uncertainties involved in implementing the plan, including the need to achieve significant policy buybacks, commutation of reinsurance agreements, and further agreements with regulators, the plan may not be successfully implemented by Kemper. In the year ended December 31, 2004, we accrued a provision of $0.6 million, and estimated our range of additional exposure to be approximately $0.5 million with respect to outstanding claims incurred during this policy period with Kemper which would become our obligation to resolve if not settled through Kemper. During the year ended December 31, 2005, Kemper continued to implement its run-off plan. As a result, several of our significant claims were settled by Kemper during 2005. In conjunction with these settlements, we recorded a charge against our existing accrual in the amount of $0.3 million. Based on our analysis of the claims activity during the third quarter of 2005, we felt it necessary to accrue an additional provision in the amount of approximately $0.2 million during the third quarter of 2005. Additional significant claims continued to be settled by Kemper during the second half of 2006. As a result, we released reserves of approximately $0.4 million during the quarter ended December 31, 2006. At December 31, 2007, we do not believe there is significant exposure above our existing $0.1 million accrual for those outstanding claims which could become our obligation to resolve if not settled through Kemper.

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

Options and Warrants

Under our 2000 Broad-Based Employee Plan (the “2000 Plan”) we may grant non-qualified stock options to our employees, directors and eligible consultants for up to the greater of 400,000 shares or 4% of the aggregate number of shares of common stock issued and outstanding immediately after grant of any option under the 2000 Plan. The 2000 Plan options vest up to five years and expire ten years from the grant date. Under our 1996 Stock Option Plan, as amended and restated in April 1998 (the “1996 Plan”) we may grant non-qualified and incentive stock options for up to the greater of 1,932,119 shares or 15.0% of the aggregate number of shares of common stock outstanding. The 1996 Plan options vest up to seven years and expire seven to ten years from the grant date. The Compensation Committee of the Board of Directors, which consists entirely of independent directors, is responsible for determining the exercise price and vesting terms for the granted options. The 1996 Plan and 2000 Plan option exercise prices can be no less than the market price of our common stock on the date of grant.

In conjunction with the issuance of our Subordinated Notes in July 2000, we issued warrants to purchase 290,370 shares of the common stock at an exercise price of $6.70. We recognized the fair value of these warrants of $1.1 million as additional paid-in capital. The warrants could only be exercised by payment of the exercise price in cash to us, by cancellation of an amount of warrants equal to the fair market value of the exercise price, or by the cancellation of our indebtedness owed to the warrant holder. During 2001, 168,292 shares of our common stock were issued in conjunction with the exercise and cancellation of 217,778 warrants. At December 31, 2006, 72,592 warrants were outstanding.  During 2007, all 72,592 warrants were exercised and canceled.

For a summary of the status of our various option plans at December 31, 2007, see Note 2 to the consolidated financial statements.

Treasury Stock

We did not repurchase any of our common stock in the years ended December 31, 2007 and 2006. Under the terms of our Senior Notes and our Amended Credit Facility, we can purchase shares of our stock subject to certain cumulative restrictions.

Employee Stock Purchase Plan

We have an employee stock purchase plan under which employees can make contributions to purchase our common stock. Participation in the plan is elected annually by employees. The plan year begins each January 1st (the “Exercise Date”) and ends on December 31st (the “Ending Date”). Purchases of common stock are made at the end of the year using the lower of the fair market value on either the Beginning Date or Ending Date, less a 15.0% discount. For the years ended December 31, 2007, 2006 and 2005, employee contributions of approximately $0.2 million, $0.3 million and  $0.4 million were used to purchase 25,348, 22,593 and 30,553, respectively, of our common stock.

2006 Equity Incentive Plan

Our stockholders approved the establishment of the 2006 Equity Incentive Plan (the “2006 Plan”) at our June 29, 2006 annual meeting. The purpose of the 2006 Plan is to promote the interests of the Company and its stockholders by (i) attracting and retaining employees, directors, and consultants of the Company and its affiliates, (ii) motivating such individuals by means of performance-related incentives to achieve longer-range performance goals, and (iii) enabling such individuals to participate in the long-term growth and financial success of the Company. At the discretion of the Compensation Committee, any employee,

director, or consultant of the Company or its affiliates may be granted an award under the 2006 Plan. The Compensation Committee administers the 2006 Plan.

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

In the event of a Change of Control, as defined in the 2006 Plan, any outstanding stock option, stock appreciation right, non-performance based restricted stock or restricted stock unit award, and performance based restricted stock, restricted stock units, performance share or performance unit award (unless otherwise provided in the performance award agreement) will automatically vest. Upon a Change of Control, the Board of Directors may also take any one or more of the following actions: (i) provide for the purchase of any outstanding awards by the Company; (ii) make adjustments to any outstanding awards; or (iii) allow for the assumption or substitution of outstanding awards by the acquiring or surviving corporation.  Grants of 287,000 shares of restricted stock were made under the 2006 Plan during the year ended December 31, 2007.  No grants were made to any individual under the 2006 Plan during the year ended December 31, 2006.

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

The plan generally vested 100.0% upon the achievement of an aggregate amount of monthly credits (based on a fixed monthly earnings milestone) which occurred at the end of five years beginning October 1, 2001. Based on the expected earnings period, compensation expense and the related compensation liability for the aggregate plan value were recognized over five years. To the extent the vesting was extended or accelerated based on the achievement of the financial milestones, recognition of compensation expense would be adjusted on a prospective basis. In the event of a change of control (as defined in the plan), the amounts in each participants account would be paid to the participant in a lump sum. For the year ended December 31, 2005, we expensed approximately $0.4 million under the deferred bonus plan.  There was no expense related to the plan for the years ended December 31, 2007 and 2006.

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

13.  DERIVATIVE FINANCIAL INSTRUMENTS AND GUARANTEES

Debt Service Reserve Fund and Debt Service Fund

In August 2001, MCF completed a bond offering to finance the 2001 Sale and Leaseback Transaction (in which we sold eleven facilities (as identified in Item 1 of this report) to MCF. In connection with this bond offering, two reserve fund accounts were established by MCF pursuant to the terms of the indenture: (1) MCF’s Debt Service Reserve Fund, aggregating $23.6 million at December 31, 2007, was established to make payments on MCF’s outstanding bonds in the event we (as lessee) should fail to make the scheduled rental payments to MCF and (2) MCF’s Debt Service Fund, aggregating $25.0 million at December 31, 2007, was established to accumulate the monthly lease payments that MCF receives from us until such funds are used to pay MCF’s semi-annual bond interest and annual bond principal payments. These reserve funds are invested in short-term money markets and commercial paper. Both reserve fund accounts are subject to the agreements with the MCF Equity Investors whereby guaranteed rates of return of 3.0% and 5.08%, respectively, are provided for in the balance of the Debt Service Reserve Fund and the Debt Service Fund. The guaranteed rates of return are characterized as cash flow hedge derivative instruments. At inception, the derivatives had an aggregate fair value of $4.0 million, which has been recorded as a decrease to the equity investment in MCF made by the MCF Equity Investors (MCF minority interest) and as a liability in our Consolidated Balance Sheets. Changes in the fair value of the derivative instruments are recorded as an adjustment to other long-term liabilities and reported as other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Income (Loss). At December 31, 2007, the fair value of these derivative instruments was approximately $2.2 million. As a result, our Consolidated Statements of Operations and Comprehensive Income (Loss) include accumulated other comprehensive income (loss) of approximately $0.6 million, ($0.1) million and ($1.1) million for the years ended December 31, 2007, 2006 and 2005, respectively. The $(1.1) million net unrealized loss reported in comprehensive income (loss) for the year ended December 31, 2005 includes an adjustment of $0.6 million for the cumulative tax effect of changes in fair value during the years ended December 31, 2002 and 2003. This adjustment decreased accumulated other comprehensive income and increased deferred tax liabilities in our Consolidated Balance Sheet as of December 31, 2005.

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

14.  RELATED PERSON TRANSACTIONS

One of our former directors, Marcus Watts,  who left the board in 2005 is a partner in a law firm that provided legal services to us.  Legal fees paid to this law firm were approximately $0.1 million for the year ended December 31, 2007 and $0.9 million for each of the years ended December 31, 2006 and 2005.

In September 1999, we entered into a consulting agreement with Cornell’s founder, David Cornell, who was a director of Cornell through October 2003.  Services rendered under the consulting agreement included serving as a director of Cornell over the initial four years of the term of the agreement and assisting in such areas as the development of new business, acquisitions, financings and executive management assimilation.  As compensation for consulting services, we agreed to an annual payment of at least $255,000 for each of the first four years of the seven-year initial term of the consulting agreement with an annual payment of at least $180,000 for each of the last three years of the initial term. As additional compensation, we agreed to an annual bonus, subject to certain limitations, equal to $75,000 during the first four years of the initial term and an annual bonus of $60,000 during the last three years of the initial term. The initial term concluded in 2006 and the final bonus payment of $60,000 was paid.  The agreement was not renewed.

We also entered into a non-compete agreement with Mr. Cornell.  The non-compete agreement has a term of 10 years and required us to pay a monthly fee of $10,000 for the seven-year initial term of the consulting agreement.  We capitalize the monthly payments and amortize the amounts over the 10-year term of the non-compete agreement. We recognized amortization expense related to this agreement of approximately $84,000 for each of the years ended December 31, 2007, 2006 and 2005.

We maintain a life insurance policy for Mr. Cornell and made payments related to this policy of approximately $0.2 million for each of the years ended December 31, 2007, 2006 and 2005.

Total payments made for the above to Mr. Cornell were approximately $0.06 million, $0.5 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

We entered into a consulting agreement with a former director, Arlene Lissner,  which expires in December 2008.  Services rendered under this agreement include research and analysis for various topics including data collection, support and training for program development; performance-based contractual requirements and performance-improvement processes, accreditations and regulatory requirements.  Total payments under this agreement, which has a termination fee incorporated for a termination prior to maturity, totaled $0.3 million for each of the years ended December 31, 2007, 2006 and 2005.  The termination fee at December 2007 was $0.1 million.

15.  SEGMENT DISCLOSURE

Our three operating divisions are our reportable segments. The Adult Secure Services segment (formerly known as “adult secure institutions and detention centers”) consists of the operations of secure adult incarceration facilities. The Abraxas Youth and Family Services segment (formerly known as “juvenile justice, educational and treatment services”) consists of providing residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of ten and 17 who have either been adjudicated or suffer from behavioral problems. The Adult Community-Based Services segment (formerly known as “adult community-based corrections and treatment services”) consists of providing pre-release and halfway house programs for adult offenders who are either on probation or serving the last three to six-months of their sentences on parole and preparing for re-entry into society at large as well as community-based treatment and education programs as an alternative to incarceration. All of our customers and long-lived assets are located in the United States of America. The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements. Intangible assets are not included in each segment’s reportable assets, and the amortization of intangible assets is not included in the determination of a segment’s operating income. We evaluate performance based on income or loss from operations before general and administrative expenses, incentive bonuses, amortization of intangibles, interest and income taxes. Corporate and other assets are comprised primarily of cash, investment securities available for sale, accounts receivable, debt service fund, deposits, property and equipment, deferred taxes, deferred costs and other assets. Corporate and other expense from operations primarily consists of depreciation and amortization on the corporate office facilities and equipment and specific general and administrative charges pertaining to corporate personnel (including the $1.85 million legal settlement received in the third quarter of 2007) and is presented separately as such charges cannot be readily identified for allocation to a particular segment.

The only significant non-cash items reported in the respective segments’ income from operations is depreciation and amortization (excluding intangibles) and impairment of long-lived assets (in thousands).

	Year Ended December 31,
	2007	2006	2005

Revenue:
Adult secure services	$183,199	$178,795	$128,440
Abraxas youth and family services	109,297	115,765	119,006
Adult community-based services	68,108	66,295	63,329
Total revenue	$360,604	$360,855	$310,775

Pre-opening and start-up expenses:
Adult secure services	$—	$2,657	$7,213
Abraxas youth and family services	—	—	1,804
Adult community-based services	—	—	—
Total pre-opening and start-up expenses	$—	$2,657	$9,017

Impairment of long-lived assets:
Adult secure services	$—	$—	$—
Abraxas youth and family services	—	—	—
Adult community-based services	—	355	—
Total impairment of long-lived assets	$—	$355	$—

Depreciation and amortization:
Adult secure services	$8,570	$8,008	$6,324
Abraxas youth and family services	2,736	3,118	3,299
Adult community-based services	1,525	1,892	2,098
Amortization of intangibles	2,407	2,243	2,094
Corporate and other	748	1,024	1,385
Total depreciation and amortization	$15,986	$16,825	$15,200

Income from operations:
Adult secure services	$44,096	$44,849	$26,186
Abraxas youth and family services	13,069	12,574	13,672
Adult community-based services	16,511	12,362	11,874
Subtotal	73,676	69,785	51,732
General and administrative expenses	(25,499)	(21,720)	(20,387)
Amortization of intangibles	(2,406)	(2,243)	(2,094)
Corporate and other	(762)	(1,024)	(1,385)
Total income from operations	$45,009	$44,798	$27,866

Loss on discontinued operations, net of tax
Adult secure services	$—	$—	$—
Abraxas youth and family services	—	(706)	(3,560)
Adult community-based services	—	(1)	(62)
Total loss on discontinued operations, net of tax	$—	$(707)	$(3,622)

Capital expenditures:
Adult secure services	$48,538	$9,811	$48,558
Abraxas youth and family services	1,351	1,182	473
Adult community-based services	310	749	1,358
Corporate and other	691	575	739
Total capital expenditures	$50,890	$12,317	$51,128

Assets:
Adult secure services	$290,930	$233,670	$213,107
Abraxas youth and family services	109,478	100,366	106,457
Adult community-based services	63,008	63,105	67,298
Intangible assets, net	17,875	19,265	21,666
Corporate and other	81,496	107,127	102,100
Total assets	$562,787	$523,533	$510,628

16.  GUARANTOR DISCLOSURES

We completed an offering of $112.0 million of Senior Notes in June 2004. The Senior Notes are guaranteed by each of our subsidiaries (“Guarantor Subsidiaries”). MCF does not guarantee the Senior Notes (“Non-Guarantor Subsidiary”). These guarantees are joint and several obligations of the Guarantor Subsidiaries. The following condensed consolidating financial information presents the financial condition, results of operations and cash flows for the parent company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary, together with the consolidating adjustments necessary to present our results on a consolidated basis.

Condensed Consolidating Balance Sheet as of December 31, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,565	$408	$55	$—	$3,028
Investment securities	250	—	—	—	250
Accounts receivable	1,814	70,495	679	—	72,988
Restricted assets	—	2,486	25,629	(592)	27,523
Prepaids and other	11,362	1,519	—	—	12,881
Total current assets	15,991	74,908	26,363	(592)	116,670
Property and equipment, net	270	242,297	146,197	(4,812)	383,952
Other assets:
Debt service reserve fund	—	—	23,638	—	23,638
Deferred costs and other	56,500	24,460	6,035	(48,968)	38,027
Investment in subsidiaries	41,445	1,856	—	(43,301)	—
Total assets	$114,206	$343,521	$202,233	$(97,673)	$562,287

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$37,751	$15,463	$5,186	$(898)	$57,502
Current portion of long-term debt	—	11	11,400	—	11,411
Total current liabilities	37,751	15,474	16,586	(898)	68,913
Long-term debt, net of current portion	141,172	26	134,100	—	275,298
Deferred tax liabilities	12,387	94	—	745	13,226
Other long-term liabilities	6,705	162	49,702	(52,168)	4,401
Intercompany	(284,258)	284,263	—	(5)	—
Total liabilities	(86,243)	300,019	200,388	(52,326)	361,838
Stockholders’ equity	200,449	43,502	1,845	(45,347)	200,449
Total liabilities and stockholders’ equity	$114,206	$343,521	$202,233	$(97,673)	$562,287

Condensed Consolidating Balance Sheet as of December 31, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$18,083	$371	$75	$—	$18,529
Investment securities	11,925	—	—	—	11,925
Accounts receivable	2,661	73,448	365	—	76,474
Restricted assets	—	1,658	22,953	—	24,611
Prepaids and other	11,909	2,303	—	—	14,212
Total current assets	44,578	77,780	23,393	—	145,751
Property and equipment, net	108	173,916	150,419	(5,379)	319,064
Other assets:
Debt service reserve fund	—	—	23,801	—	23,801
Deferred costs and other	48,448	21,943	6,754	(42,228)	34,917
Investment in subsidiaries	27,427	2,237	—	(29,664)	—
Total assets	$120,561	275,876	$204,367	(77,271)	$523,533

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$46,791	$9,371	$5,577	$(1,576)	$60,163
Current portion of long-term debt	—	10	10,500	—	10,510
Total current liabilities	46,791	9,381	16,077	(1,576)	70,673
Long-term debt, net of current portion	109,934	37	145,500	—	255,471
Deferred tax liabilities	10,959	94	—	320	11,373
Other long-term liabilities	6,011	211	42,680	(44,450)	4,452
Intercompany	(234,698)	234,698	—	—	—
Total liabilities	(61,003)	244,421	204,257	(45,706)	341,969
Stockholders’ equity	181,564	31,455	110	(31,565)	181,564
Total liabilities and stockholders’ equity	$120,561	$275,876	$204,367	$(77,271)	$523,533

Condensed Consolidating Statement of Operations for the year ended December 31, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$18,008	$406,673	$18,008	$(82,085)	$360,604
Operating expenses	19,843	335,879	87	(81,699)	274,110
Pre-opening and start-up expenses	—	—	—	—	—
Depreciation and amortization	183	12,199	4,222	(618)	15,986
General and administrative expenses	25,424	—	75	—	25,499
Income (loss) from operations	(27,442)	58,595	13,624	232	45,009
Overhead allocations	(41,236)	41,236	—	—	—
Interest, net	6,972	5,094	11,889	309	24,264
Equity earnings in subsidiaries	13,244	—	—	(13,244)	—
Income (loss) before provision (benefit) for income taxes	20,066	12,265	1,735	(13,321)	21,745
Provision for income taxes	8,156	—	—	679	8,835
Income (loss) from continuing operations	11,910	12,265	1,735	(14,000)	11,910
Discontinued operations	—	—	—	—	—
Net income (loss)	$11,910	$12,265	$1,735	$(14,000)	$11,910

Condensed Consolidating Statement of Operations for the year ended December 31, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$18,008	$408,832	$18,008	$(83,993)	$360,855
Operating expenses	23,498	335,160	33	(83,651)	275,040
Pre-opening and start-up expenses	—	2,657	—	—	2,657
Impairment of long-lived assets	—	355	—	—	355
Depreciation and amortization	—	12,499	4,222	(436)	16,285
General and administrative expenses	21,617	—	103	—	21,720
Income (loss) from operations	(27,107)	58,161	13,650	94	44,798
Overhead allocations	(40,432)	40,432	—	—	—
Interest, net	6,653	5,085	13,522	(2,190)	23,070
Equity earnings in subsidiaries	13,360	—	—	(13,360)	—
Income before provision for income taxes	20,032	12,644	128	(11,076)	21,728
Provision for income taxes	8,159	—	—	989	9,148
Income from continuing operations	11,873	12,644	128	(12,065)	12,580
Discontinued operations, net of income tax benefit of $381	—	(707)	—	—	(707)
Net income	$11,873	$11,937	$128	$(12,065)	$11,873

Condensed Consolidating Statement of Operations for the year ended December 31, 2005 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$18,014	$349,497	$18,008	$(74,744)	$310,775
Operating expenses	16,794	295,860	56	(74,405)	238,305
Pre-opening and start-up expenses	—	9,017	—	—	9,017
Depreciation and amortization	—	11,409	4,222	(431)	15,200
General and administrative expenses	20,312	—	75	—	20,387
Income (loss) from operations	(19,092)	33,211	13,655	92	27,866
Overhead allocations	(27,920)	27,920	—	—	—
Interest, net	2,771	5,089	13,814	49	21,723
Equity earnings in subsidiaries	(3,491)	—	—	3,491	—
Income (loss) before provision for income taxes	2,566	202	(159)	3,534	6,143
Provision for income taxes	2,260	—	—	(45)	2,215
Income (loss) from continuing operations	306	202	(159)	3,579	3,928
Discontinued operations, net of income tax benefit of $1,950	—	(3,622)	—	—	(3,622)
Net income (loss)	$306	$(3,420)	$(159)	$3,579	$306

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(59,489)	$74,169	$12,564	$27,244

Cash flows from investing activities:
Capital expenditures	—	(50,890)	—	(50,890)
Purchase of investment securities	(241,425)	—	—	(241,425)
Sales of investment securities	253,100	—	—	253,100
Facility acquisitions	—	(18,554)	—	(18,554)
Site acquisition	—	(5,053)	—	(5,053)
Payments to restricted debt payment account, net	—	—	(2,084)	(2,084)
Proceeds from sale of fixed assets	—	375	—	375
Net cash provided by (used in) investing activities	11,675	(74,122)	(2,084)	(64,531)

Cash flows from financing activities:
Proceeds from line of credit	30,000	—	—	30,000
Payments on MCF Bonds	—	—	(10,500)	(10,500)
Payments for debt issuance and other financing costs	(845)	—	—	(845)
Payments on capital lease obligations	—	(10)	—	(10)
Proceeds from exercise of stock options and warrants	2,786	—	—	2,786
Tax benefit of stock option exercises	355	—	—	355
Net cash provided by (used in) financing activities	32,296	(10)	(10,500)	21,786

Net (decrease) increase in cash and cash equivalents	(15,518)	37	(20)	(15,501)

Cash and cash equivalents at beginning of period	18,083	371	75	18,529

Cash and cash equivalents at end of period	$2,565	$408	$55	$3,028

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$7,859	$8,693	$13,112	$29,664

Cash flows from investing activities:
Capital expenditures	—	(12,317)	—	(12,317)
Purchases of investment securities	(427,600)	—	—	(427,600)
Sales of investment securities	422,925	—	—	422,925
Payments to restricted debt payment account, net	—	—	(3,367)	(3,367)
Proceeds from sale of fixed assets	—	2,892	—	2,892
Net cash used in investing activities	(4,675)	(9,425)	(3,367)	(17,467)

Cash flows from financing activities:
Payments of MCF bonds	—	—	(9,700)	(9,700)
Tax benefit of stock option exercises	224	—	—	224
Payments on capital lease obligations	—	(11)	—	(11)
Proceeds from exercise of stock options	2,096	—	—	2,096
Net cash (used in) provided by financing activities	2,320	(11)	(9,700)	(7,391)

Net increase (decrease) in cash and cash equivalents	5,504	(743)	45	4,806

Cash and cash equivalents at beginning of period	12,579	1,114	30	13,723

Cash and cash equivalents at end of period	$18,083	$371	$75	$18,529

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2005 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(34,642)	$51,475	$11,435	$28,268

Cash flows from investing activities:
Capital expenditures	—	(51,128)	—	(51,128)
Acquisition of a business	(9,064)	—	—	(9,064)
Purchases of investment securities	(1,022,295)	—	—	(1,022,295)
Sales of investment securities	1,066,785	—	—	1,066,785
Payments to restricted debt payment account, net	—	—	(2,445)	(2,445)
Proceeds from sale of fixed assets	—	647	—	647
Net cash provided by (used in) investing activities	35,426	(50,481)	(2,445)	(17,500)

Cash flows from financing activities:
Payments of MCF bonds	—	—	(9,000)	(9,000)
Payments of acquired debt	(1,905)	—	—	(1,905)
Payments on capital lease obligations	—	(176)	—	(176)
Proceeds from exercise of stock options and warrants	4,141	—	—	4,141
Net cash (used in) provided by financing activities	2,236	(176)	(9,000)	(6,940)

Net increase (decrease) in cash and cash equivalents	3,020	818	(10)	3,828

Cash and cash equivalents at beginning of period	9,559	296	40	9,895

Cash and cash equivalents at end of period	$12,579	$1,114	$30	$13,723

17.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
(in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter		Year
2007:
Revenues	$89,644	$91,494	$87,327	$92,139		$360,604
Income from continuing operations	664	3,446	2,417	5,383		11,910
Net income	664	3,446	2,417	5,383		11,910

Earnings per share:
Basic -
Income from continuing operations	$0.05	$0.24	$0.17	$0.38		$0.84
Net income	$0.05	$0.24	$0.17	$0.38		$0.84

Diluted -
Income from continuing operations	$0.05	$0.24	$0.17	$0.37		$0.82
Net income	$0.05	$0.24	$0.17	$0.37		$0.82

2006:
Revenues	$83,847	$90,497	$92,383	$94,128		$360,855
Income from continuing operations	1,210	4,063	2,584	4,723		12,580
Discontinued operations, net of tax	(526)	(182)	—	—		(707)
Net income	684	3,881	2,584	4,723	(1)	11,873

Earnings (loss) per share:
Basic -
Income from continuing operations	$0.09	$0.29	$0.19	$0.33		$0.90
Loss on discontinued operations, net of tax	$(0.04)	$(0.01)	$—	$—		$(0.05)
Net income	$0.05	$0.28	$0.19	$0.33		$0.85

Diluted -
Income from continuing operations	$0.09	$0.29	$0.18	$0.33		$0.89
Loss on discontinued operations, net of tax	$(0.04)	$(0.01)	$—	$—		$(0.05)
Net income	$0.05	$0.28	$0.18	$0.33		$0.84

2007 Balance Sheet Data:
Working capital	$75,749	$59,080	$22,827	$47,757		$47,757
Total assets	516,541	535,039	537,028	562,287		562,287
Long-term debt, net of current portion	256,085	254,463	245,083	275,298		275,298
Stockholders’ equity	183,913	189,122	193,792	200,449		200,449

2006 Balance Sheet Data:
Working capital	$56,206	$63,842	$61,865	$75,078		$75,078
Total assets	498,367	514,287	509,433	523,533		523,533
Long-term debt, net of current portion	264,948	263,852	255,472	255,471		255,471
Stockholders’ equity	167,624	172,411	176,618	181,564		181,564

(1)          Includes impairment charges of $0.4 million on long-lived assets for two of our adult community-based facilities.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act, we have not identified any change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Cornell is responsible for establishing and maintaining adequate internal control over financial reporting for Cornell.  Cornell’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Cornell’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and, (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  To make this assessment we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on our assessment, we have concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

See “Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm” in Item 8 of this report.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2007 and 2006
Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Notes to consolidated financial statements
2.	Financial statement schedules
All schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

3.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Cornell Companies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

3.2	Second Amended and Restated Bylaws of Cornell Companies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 13, 2007).

3.3

Certificate of Amendment of Restated Certificate of Incorporation of Cornell Companies, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-42444) filed on July 28, 2000.

4.1

Form of Certificate representing Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Amendment 1 to Form S-1 (Reg. No. 333-08243) filed on August 26, 1996.

4.6

Indenture dated as of June 24, 2004 between Cornell Companies, Inc., the guarantors named therein and JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 25, 2004).

4.7	Form of 10 3/4% Senior Note due 2012 (included in Exhibit 4.6).

4.8

Registration Rights Agreement dated March 31, 1994, as amended, among Cornell Corrections, Inc. and the stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333- 08243), filed on July 17, 1996, as amended)

4.9

Registration Rights Agreement, dated October 14, 1999 among Cornell Companies, Inc. and the investors party thereto (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-91211) filed on November 18, 1999).

10.1*	Cornell Corrections, Inc. Amended and Restated 1996 Stock Option Plan (incorporated by reference to Exhibit B to the Company’s Schedule 14A dated March 9, 1998).

10.2*

Form of Indemnification Agreement between Cornell Companies, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Amendment 1 to Form S-1 (Reg. No. 333-08243) filed on August 26, 1996.

10.3*	Cornell Corrections, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-80187) filed on June 8, 1999.

10.4*	Cornell Corrections, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-80187) filed on June 8, 1999.

Exhibit No.	Description
10.5*	Cornell Companies, Inc. 2000 Director Stock Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-42444) filed on July 28, 2000.

10.6*	Cornell Companies, Inc. Deferred Bonus Plan (incorporated by reference to Exhibit 10.44a to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.7

Premises Transfer Agreement, dated August 14, 2001, among Cornell Companies, Inc., Cornell Corrections of Georgia, L.P., Cornell Corrections of Oklahoma, Inc., Cornell Corrections of Texas, Inc., WBP Leasing, Inc., and Municipal Corrections Finance, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 14, 2001).

10.8

Master Lease Agreement (with addenda), dated August 14, 2001, between Municipal Corrections Finance, L.P. and Cornell Companies, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 14, 2001).

10.9

Master Lease Agreement dated December 3, 1998 between Atlantic Financial Group, Ltd. and WBP Leasing, Inc. and certain other subsidiaries of Cornell Corrections, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.10

Amended and Restated Credit Agreement dated October 10, 2007 among Cornell Companies, Inc., its subsidiaries, JPMorgan Chase Bank N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 10, 2007).

10.11*

Amended and Restated Employment Agreement, dated August 2, 2007, between Cornell Companies, Inc. and James E. Hyman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2007).

10.12*

Restricted Stock Agreement, dated March 14, 2005, between Cornell Companies, Inc. and James E. Hyman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 15, 2005).

10.13*

Employment/Separation Agreement, dated March 9, 2005, between Cornell Companies, Inc. and John R. Nieser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 15, 2005).

10.14*

Amendment to Employment/Separation Agreement dated March 14, 2007 by and between Cornell Companies, Inc. and John R. Nieser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 8, 2007)

10.15*	Form of Severance Agreement (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

Amendment to Severance Agreement dated March 14, 2007 by and between Cornell Companies, Inc. and Patrick N. Perrin (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 8, 2007)

10.16*†	Employment Agreement, dated March 19, 2007, between Cornell Companies, Inc. and William E. Turcotte.

10.17*	Cornell Companies, Inc. 2006 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Schedule 14A filed May 10, 2006).

10.18*	Form of Cornell Companies, Inc. Restricted Stock Award — Performance Based (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 6, 2008)

10.19*	Form of Cornell Companies, Inc. Restricted Stock Award — Time Based (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 6, 2008)

21.1†	List of Subsidiaries.

23.1†	Consent of PricewaterhouseCoopers LLP.

24.1†	Power of Attorney (see signature page of this Annual Report on Form 10-K).

31.1†	Section 302 Certification of Chief Executive Officer.

31.2†	Section 302 Certification of Chief Financial Officer.

32.1†	Section 906 Certification of Chief Executive Officer.

32.2†	Section 906 Certification of Chief Financial Officer.

99.1

Letter Agreement, dated September 5, 2001, as amended, between Cornell Companies, Inc. and Lehman Brothers, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended

Exhibit No.	Description
December 31, 2001).

99.2

Agreement, dated March 9, 2007 by and among Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value L.P. I, Channel Partnership II, L.P., Wynnefield Capital Management, LLC, Wynnefield Capital, Inc., Nelson Obus, Joshua Landes, North Star Partners, L.P., North Star Partners II, L.P., NS Advisors, LLC, Andrew R. Jones and Cornell Companies, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 12, 2007).

*      Management compensatory plan or contract.

†      Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNELL COMPANIES, INC.

Dated:	March 14, 2008	By:	/s/ James E. Hyman
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 14, 2008.

SIGNATURE		TITLE

/s/ James E. Hyman		Chief Executive Officer and
James E. Hyman		Chairman of the Board
(Principal Executive Officer)

/s/ John R. Nieser		Chief Financial Officer
John R. Nieser		(Principal Financial Officer and
Principal Accounting Officer)

*		Director
Max Batzer

*		Director
Anthony R. Chase

*		Director
Richard Crane

*		Director
Zachary R. George

*		Director
Todd Goodwin

*		Director
Andrew R. Jones

*		Director
Alfred Jay Moran, Jr.

*		Director
D. Stephen Slack

By:	/s/ William E. Turcotte
William E. Turcotte
Attorney-in-Fact