Form 10-Q
period 2008-03-31
CORNELL COMPANIES INC
filed 2008-05-12
CIK 1016152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by a check mark whether Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

At May 9, 2008, the registrant had 14,637,046 shares of common stock outstanding.

Cornell Companies, Inc.

Table of Contents

Form 10-Q

Forward-Looking Information

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements in this annual report include, but are not limited to, statements about the following subjects:

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

•                  market outlook in our various markets

•                  our other expectations with regard to market outlook,

•                  utilization,

•                  parolee, detainee, inmate and youth offender trends

•                  pricing and per diem rates,

•                  contract commencements,

•                  new contract opportunities,

•                  operations at, future contracts for, and results from our Regional Correctional Center,

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

•                  adequacy of cash flow for our obligations,

•                  capital requirements

•                  capital expenditures,

•                  effects of accounting changes and adoption of accounting policies,

•                  changes in laws and regulations,

•                  adoption of accounting policies,

•                  benefit payments, and

•                  changes in laws and regulations,

Forward-looking statements in this quarterly report are identifiable by use of the following words and other similar expressions among others:

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

•               “projects”

•               “scheduled”

•               “should”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

•                        those described in the Company’s 2007 Annual Report on Form 10-K under “Item 1A. Risk Factors” as filed with the SEC,

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

PART I  FINANCIAL INFORMATION

ITEM 1.      Financial Statements.

CORNELL COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,829	$3,028
Investment securities available for sale	250	250
Accounts receivable – trade (net of allowance for doubtful accounts of $4,989 and $4,372, respectively)	66,439	69,787
Other receivables (net of allowance for doubtful accounts of $5,126)	3,867	3,201
Debt service fund and other restricted assets	28,486	27,523
Deferred tax assets	7,138	6,750
Prepaid expenses and other	6,465	6,131
Total current assets	115,474	116,670
PROPERTY AND EQUIPMENT, net	400,223	383,952
OTHER ASSETS:
Debt service reserve fund	23,492	23,638
Goodwill, net	13,355	13,355
Intangible assets, net	4,031	4,520
Deferred costs and other	21,955	20,152
Total assets	$578,530	$562,287

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$62,366	$57,502
Current portion of long-term debt	11,411	11,411
Total current liabilities	73,777	68,913
LONG-TERM DEBT, net of current portion	280,341	275,298
DEFERRED TAX LIABILITIES	14,407	13,226
OTHER LONG-TERM LIABILITIES	3,128	4,401
Total liabilities	371,653	361,838

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 30,000,000 shares authorized, 16,067,817 and 16,068,677 shares issued and 14,561,654 and 14,553,631 shares outstanding, respectively	16	16
Additional paid-in capital	161,307	160,319
Retained earnings	55,761	51,127
Treasury stock (1,506,163 and 1,515,046 shares of common stock, at cost, respectively)	(12,034)	(12,105)
Accumulated other comprehensive income	1,827	1,092
Total stockholders’ equity	206,877	200,449
Total liabilities and stockholders’ equity	$578,530	$562,287

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007

REVENUES	$95,392	$89,644
OPERATING EXPENSES, EXCLUDING DEPRECIATION	70,209	69,610
DEPRECIATION AND AMORTIZATION	4,157	3,841
GENERAL AND ADMINISTRATIVE EXPENSES	6,536	8,358

INCOME FROM OPERATIONS	14,490	7,835

INTEREST EXPENSE	6,605	6,781
INTEREST INCOME	(310)	(146)

INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	8,195	1,200

PROVISION FOR INCOME TAXES	3,561	536

NET INCOME	$4,634	$664

EARNINGS PER SHARE:
BASIC	$.32	$.05
DILUTED	$.32	$.05

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	14,272	13,984
DILUTED	14,583	14,246

COMPREHENSIVE INCOME:
Net income	$4,634	$664
Unrealized gain on derivative instruments, net of tax provision of $511 and $57, respectively	735	81
Comprehensive income	$5,369	$745

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,634	$664
Adjustments to reconcile net income to net cash provided by (used) in operating activities —
Depreciation	3,669	3,280
Amortization of intangibles and other assets	488	561
Amortization of deferred financing costs	407	394
Amortization of Senior Notes Discount	46	46
Stock-based compensation	999	448
Provision for bad debts	1,248	510
(Gains) losses on sale of property and equipment, net	(3)	28
Deferred income taxes	283	—
Change in assets and liabilities:
Accounts receivable	(1,500)	3,191
Other restricted assets	(167)	(776)
Other assets	(259)	(46)
Accounts payable and accrued liabilities	(1,350)	(12,212)
Other liabilities	(1,273)	(55)
Net cash provided by (used in) operating activities	7,222	(3,967)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,924)	(3,218)
Purchases of investment securities	—	(117,325)
Sales of investment securities	—	118,800
Withdrawals (payments) from (to) restricted debt payment account, net	(650)	1,258
Net cash used in investing activities	(12,574)	(485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	5,000	—
Payments of capital lease obligations	(3)	(2)
Tax benefit of stock option exercises	—	214
Proceeds from exercise of stock options	156	692
Net cash provided by financing activities	5,153	904

NET DECREASE IN CASH AND CASH EQUIVALENTS	(199)	(3,548)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,028	18,529
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,829	$14,981

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Other comprehensive income	$735	$81
Common stock issued for board of directors fees	148	—
Increase in fair value of interest rate swap	—	577
Effect of change in accounting for uncertain tax positions	—	262
Purchases and additions to property and equipment included in accounts payable and accrued liabilities	8,012	2,791

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Cornell Companies, Inc. (collectively with its subsidiaries and consolidated special purpose entities, unless the context requires otherwise, the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Estimates were used in the preparation of these financial statements.  Actual results could differ from those estimates.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2.     Accounting Policies

See a description of our accounting policies in our 2007 Annual Report on Form 10-K.

3.     Stock-Based Compensation

We have an employee stock purchase plan (“ESPP”) under which employees can make contributions to purchase our common stock. Participation in the plan is elected annually by employees. The plan year typically begins each January 1st (the “Beginning Date”), as was the case in 2008, and ends on December 31st (the “Ending Date”). For 2007, however, the plan year began April 1, 2007. Purchases of common stock are made at the end of the year using the lower of the fair market value on either the Beginning Date or Ending Date, less a 15% discount. Under SFAS No. 123R our employee-stock purchase plan is considered to be a compensatory ESPP, and therefore, we recognize compensation expense over the requisite service period for grants made under the ESPP.

Our stock incentive plans provide for the granting of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock shares and other stock-based awards to officers, directors and employees of the Company. Grants of stock options made to date under these plans vest over periods up to seven years after the date of grant and expire no more than 10 years after grant.

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

At March 31, 2008, 127,500 shares of restricted stock were outstanding subject to performance-based vesting criteria (32,500 of these restricted shares were considered market-based restricted stock under SFAS No. 123R). There were also 52,700 stock options outstanding subject to performance-based vesting criteria. We recognized $0.5 million of expense associated with these shares of restricted stock and stock options during the three months ended March 31, 2008.

The amounts above relate to the impact of recognizing compensation expense related to stock options and restricted stock. Compensation expense related to stock options (52,700 shares) and restricted stock (95,000 shares) that vest based upon performance conditions is not recorded for such performance-based awards until it has been deemed probable that the related performance targets allowing the vesting of these options and restricted stock will be met. We are required to periodically re-assess the probability that these options will vest and record expense at that point in time. During the three months ended March 31, 2008 it was deemed probable that certain performance targets pertaining to certain restricted stock and stock options would be achieved by their vesting date. Accordingly, compensation expense of approximately $0.4 million was recognized in the three months ended March 31, 2008 related to these stock-based awards.

We recognize expense for our stock-based compensation over the vesting period, which represents the period in which an employee is required to provide service in exchange for the award. We recognize compensation expense for stock-based awards immediately if the award has immediate vesting.

Assumptions

The fair values for the significant stock-based awards granted during the three months ended March 31, 2008 and 2007 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2008	2007

Risk-free rate of return	3.35%	4.51%
Expected life of award	5.67 years	6.25 years
Expected dividend yield of stock	0%	0%
Expected volatility of stock	38.74%	42.00%
Weighted-average fair value	$9.46	$9.77

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

In accordance with SAB 107, we generally considered the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during 2008 and 2007 (where appropriate).  For those grants during these periods wherein we had sufficient historical or impartial data to better estimate the expected term, we have done so.

Stock-based award activity during the three months ended March 31, 2008 was as follows (aggregate intrinsic value in millions):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	490,842	$14.19	7.3	$7.0
Granted	45,000	22.68
Exercised	(300)	11.55
Canceled	—	—

Outstanding at March 31, 2008	535,542	$14.91	7.3	$8.0

Vested and expected to vest at March 31, 2008	464,120	$14.74	7.1	$6.8

Exercisable at March 31, 2008	358,031	$13.77	6.8	$4.9

The total intrinsic value of stock options exercised during the three months ended March 31, 2008 and 2007 was $0.01 million and $0.6 million, respectively. Net cash proceeds from the exercise of stock options were approximately $0.01 million and $0.7 million for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, approximately $0.5 million of estimated expense with respect to time-based nonvested stock-based awards has yet to be recognized and will be amortized into expense over the employee’s remaining requisite service period of approximately 9.1 months.

The following table summarizes information with respect to stock options outstanding and exercisable at March 31, 2008.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.75 to $10.00	25,510	3.5	$5.75	25,510	$5.75
$10.01 to $13.50	176,032	6.3	12.78	152,296	12.79
$13.51 to $14.50	209,800	7.4	13.96	127,100	13.90
$14.51 to $25.00	124,200	9.1	21.42	53,125	20.16
	535,542	7.3	$14.91	358,031	$13.77

Stock-based award activity for nonvested awards during the three months ended March 31, 2008 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	217,659	$14.99
Granted	45,000	22.68
Vested	(85,148)	14.45
Canceled	—	—

Nonvested at March 31, 2008	177,511	$17.20

Restricted Stock

We have previously issued restricted stock under certain employment agreements and stock incentive plans which vests either over a specific period of time, generally three to five years, or which will vest subject to certain market or performance conditions.  During the three months ended March 31, 2008, we issued restricted stock as part of our normal equity awards under our 2006 Equity Incentive Plan.  These shares of restricted common stock are subject to restrictions on transfer and certain conditions to vesting.

Restricted stock activity for the three months ended March 31, 2008 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	303,000	$21.75
Granted	7,500	22.68
Vested	(33,876)	16.77
Canceled	—	—

Nonvested at March 31, 2008	276,624	$22.38

We recognized $0.3 million of expense associated with nonvested time-based restricted stock awards during the three months ended March 31, 2008.  As of March 31, 2008, approximately $2.6 million of estimated expense with respect to nonvested time-based restricted stock awards had yet to be recognized and will be amortized over a weighted average period of 2.2 years. Approximately $2.3 million of estimated expense with respect to nonvested performance-based restricted stock option awards had yet to be recognized as of March 31, 2008.

4.     Terminated Merger Agreement

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

5.     Intangible Assets

Intangible assets at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31, 2008	December 31, 2007

Non-compete agreements	$9,040	$9,040
Accumulated amortization – non-compete agreements	(7,753)	(7,541)
Acquired contract value	6,442	6,442
Accumulated amortization – acquired contract value	(3,698)	(3,421)
Identified intangibles, net	4,031	4,520
Goodwill, net	13,355	13,355
Total intangibles, net	$17,386	$17,875

There were no changes in the carrying amount of our goodwill in the three months ended March 31, 2008.

Amortization expense for our non-compete agreements was approximately $0.2 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively. Amortization expense for our non-compete agreements is expected to be approximately $0.8 million for the year ending December 31, 2008 and approximately $0.6 million for the year ending December 31, 2009.

Amortization expense for our acquired contract value was approximately $0.3 million for each of the three months ended March 31, 2008 and 2007.  Amortization expense for our acquired contract value is expected to be approximately $1.1 million for each of the next two years ending December 31, and approximately $0.7 million for the final year.

6.     New Accounting Pronouncements

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles and expands disclosures about fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  This statement applies prospectively to financial assets and liabilities. In February 2008, the FASB issued FSP 157-2, which delayed the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities.  Our adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and liabilities did not have a material financial impact on our consolidated results of operations or financial condition.  We are currently evaluating the impact of implementation with respect to nonfinancial assets and liabilities on our consolidated financial statements.

We adopted SFAS No. 157 on January 1, 2008 for our financial assets and liabilities measured on a recurring basis.  As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (“exit price”).  SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 requires that fair value measurements be classified and disclosed in one of the following categories:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement.  The following table summarizes the valuation of our financial assets and liabilities by pricing levels, as defined by the provisions of SFAS No. 157, as of March 31, 2008:

	Fair Value as of March 31, 2008 (in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of Deposits	$—	$250	$—	$250
Corporate Bonds	—	9,996	—	9,996
Money Market Funds	—	39,182	—	39,182
Liabilities:
Derivative Instruments (Debt Service Funds)	$—	$—	$905	$905

SFAS No. 157 requires a reconciliation of the beginning and ending balances for fair value measurements using Level 3 inputs.  The table below sets forth a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2008 (in thousands):

Derivative instruments as of December 31, 2007	$2,151
Unrealized gain, net	(735)
Tax provision	(511)
Derivative instruments as of March 31, 2008	$905

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, provided the entity elects to apply the provisions of SFAS No. 157. Our adoption of SFAS No. 159 on January 1, 2008 did not have a material impact on our consolidated results of operations or financial condition as we have elected not to apply the provisions of SFAS No. 159 to our financial instruments or other eligible items that are not required to be measured at fair value.

New Accounting Pronouncements Not Yet Adopted

Statement of Financial Accounting Standards No. 141

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R significantly changes the accounting for business combinations.  Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R changes the accounting treatment for certain specific items, including acquisition costs, noncontrolling interests, acquired contingent liabilities, in-process research and development costs, restructuring costs and changes in deferred tax asset valuation allowances and income tax uncertainties subsequent to the acquisition date.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is not permitted.

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

Statement of Financial Accounting Standards No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial reporting about derivatives and hedging activities by requiring enhanced qualitative and quantitative disclosures regarding derivative instruments, gains and losses on such instruments and their effects on an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact that this pronouncement may have on our consolidated financial statements.

7.     Credit Facilities

Our long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Debt of Cornell Companies, Inc.:
Senior Notes, unsecured, due July 2012 with an interest rate of 10.75%, net of discount	$111,217	$111,172
Revolving Line of Credit due December 2011 with an interest rate of LIBOR plus 1.50% to 2.25% or prime plus 0.00% to 0.75% (the “Amended Credit Facility”)	35,000	30,000
Capital lease obligations	35	37
Subtotal	146,252	141,209

Debt of Special Purpose Entity (MCF):
8.47% Bonds due 2016	145,500	145,500

Total consolidated debt	291,752	286,709

Less: current maturities	(11,411)	(11,411)

Consolidated long-term debt	$280,341	$275,298

Long-Term Credit Facilities.  Our Amended Credit Facility provides for borrowings up to $100.0 million (including letters of credit), matures in December 2011 and bears interest, at our election depending on our total leverage ratio, at either the LIBOR rate plus a margin ranging from 1.50% to 2.25%, or a rate which ranges from 0.00% to 0.75% above the applicable prime rate. The available commitment under our Amended Credit Facility was approximately $55.3 million at March 31, 2008.  We had outstanding borrowings under our Amended Credit Facility of $35.0 million and we had outstanding letters of credit of approximately $9.7 million at March 31, 2008.  Subject to certain requirements, we have the right to increase the commitments under our Amended Credit Facility up to $150.0 million.  The Amended Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. The Amended Credit Facility is not secured by the assets of MCF, a special purpose entity. Our Amended Credit Facility contains commonly used covenants including compliance with laws and limitations on certain financing transactions and mergers and also includes various financial covenants.  We believe the most restrictive covenant under our Amended Credit Facility is the fixed charge coverage ratio.  At March 31, 2008, we were in compliance with all of our debt financial covenants.

MCF is obligated for the outstanding balance of its 8.47% Taxable Revenue Bonds, Series 2001.  The bonds bear interest at a rate of 8.47% per annum and are payable in semi-annual installments of interest and annual installments of principal.  All unpaid principal and accrued interest on the bonds is due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents.

The bonds are limited, nonrecourse obligations of MCF and secured by the property and equipment, bond reserves, assignment of subleases and substantially all assets related to the facilities included in the 2001 Sale and Leaseback Transaction (in which we sold eleven facilities  to MCF).  The bonds are not guaranteed by Cornell.

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

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate.  The terms of the interest rate swap contract and the underlying debt instrument were identical.  The swap agreement was designated as a fair value hedge.  The swap had a notional amount of $84.0 million and matured in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, we paid, on a semi-annual basis (each January 1 and July 1), a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and received a fixed-rate interest of 10.75%. For the three months ended March 31, 2007, we recorded interest expense related to this interest rate swap of approximately $0.01 million.  The swap agreement was marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes.  At March 31, 2007, the fair value of this derivative instrument was approximately ($0.5) million and was included in other long-term liabilities in the accompanying financial statements.  The carrying value of the Senior Notes as of this date was adjusted accordingly by the same amount. Because the swap agreement was an effective fair-value hedge, there was no effect on our results of operations from the mark-to-market adjustment as long as the swap was in effect. In October 2007, we terminated the swap agreement. We received approximately $0.2 million in conjunction with the termination, which is being amortized over the remaining term of the Senior Notes.

8.              Income Taxes

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

We adopted the provisions of FIN 48 effective January 1, 2007.  As a result of our adoption of FIN 48, we recorded an adjustment of approximately $0.3 million which increased retained earnings at January 1, 2007.  There were no changes to the total amount of our unrecognized tax benefits in the three months ended March 31, 2008.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the accompanying Consolidated Statements of Income and Comprehensive Income.  There were no material changes to our accrued interest and penalties in the three months end March 31, 2008.

We are subject to income tax in the United States and many of the individual states we operate in.  We currently have significant operations in Texas, California, Oklahoma, Georgia, Illinois and Pennsylvania.  State income tax returns are generally subject to examination for a period of three to five years after filing.  The state impact of any changes made to the federal return remains subject to examination by various states for a period up to one year after formal notification to the state.  We are open to United States Federal Income Tax examinations for the tax years December 31, 2004 through December 2007.

We do not anticipate a significant change in the balance of our unrecognized tax benefits within the next 12 months.

9.              Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution from common stock equivalents such as stock options and warrants.  For the three months ended March 31, 2008 and 2007, there were 64,200 shares ($23.24 average price) and 12,500 shares ($20.12 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007

Net income	$4,634	$664

Weighted average common share outstanding	14,272	13,984
Weighted average common share equivalents outstanding	311	262
Weighted average common shares and common share equivalents outstanding	14,583	14,246

Basic income per share	$.32	$.05

Diluted income per share	$.32	$.05

10.       Commitments and Contingencies

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

In the year ended December 31, 2005, we recorded a charge of $0.2 million related to this lawsuit. In addition, we previously have provided insurance reserves for this matter (as part of our regular review of reported and unreported claims) totaling approximately $0.5 million. During the third quarter of 2006, we recorded an additional settlement charge of approximately $0.9 million and the related reimbursement from our general liability and professional liability insurance. The charge and reimbursement were recognized in general and administrative expenses for the year ended December 31, 2006. The reimbursement was funded by the insurance carrier in the first quarter of 2007 into a settlement account. The court granted preliminary approval of the settlement in the second quarter of 2007 and the claims administration process is now underway. We expect the claims administration process to be completed and the final court approval of the settlement in 2008.

Alexander Youth Services Center

In April 2006, we were sued in an action styled as Juana Michelle Brown, Administratrix of the Estate of Lakeisha Shantrail Brown, Deceased, v. Cornell Interventions, Inc. et al., No. 4-06 CV00000434, in the United States District Court for the Eastern District of Arkansas. The lawsuit alleges that we violated the rights of Lakeisha Shantrail Brown, the deceased daughter of Juana Michelle Brown, under the U.S. Constitution and the laws of the State of Arkansas by denying Ms. Brown medical treatment that caused her death and sought unspecified actual and punitive damages. In September 2006, the plaintiff filed, and the court granted, an order for voluntary dismissal without prejudice. The lawsuit was refiled in December 2006 as Juana Michelle Brown, Administratrix of the Estate of Lakeisha Shantrail Brown, Deceased, v. Cornell Interventions, Inc. et al., No. 4-06 CV17808, in the United States District Court for the Eastern District of Arkansas. We have reached an agreement with the plaintiff to settle the matter, and the settlement has now been approved by a probate court and the case has been resolved. Our insurance funded the settlement subject to our normal deductible.

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

While the outcome of such other matters cannot be predicated with certainty, based on the information known to date, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial condition, but could be material to operating results or cash flows for a particular reporting period.

11.       Derivative Financial Instruments And Guarantees

Debt Service Reserve Fund and Debt Service Fund

In August 2001, MCF, a special purpose entity, completed a bond offering to finance the 2001 Sale and Leaseback Transaction (in which we sold eleven facilities (as identified in Item 1 of this report) to MCF. In connection with this bond offering, two reserve fund accounts were established by MCF pursuant to the terms of the indenture: (1) MCF’s Debt Service Reserve Fund, aggregating $23.5 million at March 31, 2008, was established to make payments on MCF’s outstanding bonds in the event we (as lessee) should fail to make the scheduled rental payments to MCF and (2) MCF’s Debt Service Fund, aggregating $25.7 million at March 31, 2008, was established to accumulate the monthly lease payments that MCF receives from us until such funds are used to pay MCF’s semi-annual bond interest and annual bond principal payments. These reserve funds are invested in short-term money markets and commercial paper. Both reserve fund accounts are subject to the agreements with the MCF Equity Investors whereby guaranteed rates of return of 3.0% and 5.08%, respectively, are provided for in the balance of the Debt Service Reserve Fund and the Debt Service Fund. The guaranteed rates of return are characterized as cash flow hedge derivative instruments. At inception, the derivative instruments had an aggregate fair value of $4.0 million, which has been recorded as a decrease to the equity investment in MCF made by the MCF Equity Investors (MCF minority interest) and as a liability in our Consolidated Balance Sheets. Changes in the fair value of the derivative instruments are recorded as an adjustment to other long-term liabilities and reported as other comprehensive income (loss) in our Consolidated Statements of Income and Comprehensive Income. At March 31, 2008 and December 31, 2007, the fair value of these derivative instruments was a liability of approximately $0.9 million and $2.2 million, respectively.  As a result, our Consolidated Statements of Income and Comprehensive Income include other comprehensive income, net of taxes, of approximately $0.7 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively.

In connection with MCF’s bond offering, the MCF Equity Investors provided a guarantee of the Debt Service Reserve Fund if a bankruptcy of the Company were to occur and a trustee for the estate of the Company were to include the Debt Service Reserve Fund as an asset of the Company’s estate. This guarantee is characterized as an insurance contract and its fair value is being amortized to expense over the life of the debt.

12.       Segment Disclosure

Our three operating divisions are our reportable segments. The Adult Secure Services segment consists of the operations of secure adult incarceration facilities. The Abraxas Youth and Family Services segment consists of providing residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of ten and seventeen who have either been adjudicated or suffer from behavioral problems. The Adult Community-Based Services segment consists of providing pre-release and halfway house programs for adult offenders who are either on probation or serving the last three to six-months of their sentences on parole and preparing for re-entry into society as well as community-based treatment and education programs as an alternative to incarceration. All of our customers and long-lived assets are located in the United States of America. The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 2 in our 2007 Annual Report on Form 10-K.  Intangible assets are not included in each segment’s reportable assets, and the amortization of intangible assets is not included in the determination of a reportable segment’s operating income. We evaluate performance based on income or loss from operations before general and administrative expenses, amortization of intangibles, interest and income taxes. Corporate and other assets are comprised primarily of cash, investment securities available for sale, accounts receivable, debt service and debt service reserve funds, deposits, property and equipment, deferred taxes, deferred costs and other assets. Corporate and other expenses from operations consists of depreciation and amortization on the corporate office facility and equipment and specific general and administrative charges pertaining to corporate personnel. Such expenses are presented separately, as they cannot be readily identified for allocation to a particular segment.

The only significant non-cash items reported in the respective segments’ income from operations is depreciation and amortization excluding intangibles (in thousands).

	Three Months Ended March 31,
	2008	2007

Revenues:
Adult Secure Services	$49,899	$46,509
Abraxas Youth and Family Services	27,773	26,798
Adult Community-Based Services	17,720	16,337
Total revenues	$95,392	$89,644

Income from operations:
Adult Secure Services	$15,113	$11,871
Abraxas Youth and Family Services	1,768	2,410
Adult Community-Based Services	4,809	2,652
Sub-total	21,690	16,933
General and administrative expenses	(6,536)	(8,358)
Amortization of intangibles	(488)	(561)
Corporate and other expenses	(176)	(179)
Total income from operations	$14,490	$7,835

	March 31, 2008	December 31, 2007
Assets:
Adult Secure Services	$309,026	$290,930
Abraxas Youth and Family Services	109,258	108,978
Adult Community-Based Services	61,941	63,008
Intangible assets, net	17,386	17,875
Corporate and other	80,919	81,496
Total assets	$578,530	$562,287

13.       Guarantor Disclosures

We completed an offering of $112.0 million of Senior Notes in June 2004.  The Senior Notes are guaranteed by each of our subsidiaries (Guarantor Subsidiaries).  MCF does not guarantee the Senior Notes (“Non-Guarantor Subsidiary”). These guarantees are joint and several obligations of the Guarantor Subsidiaries.  The following condensed consolidating financial information presents the financial condition, results of operations and cash flows for the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary, together with the consolidating adjustments necessary to present our results on a consolidated basis.

Condensed Consolidating Balance Sheet as of March 31, 2008 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$2,585	$217	$27	$—	$2,829
Investment securities	250	—	—	—	250
Accounts receivable	1,165	68,840	301	—	70,306
Restricted assets	—	2,799	25,687	—	28,486
Prepaids and other	11,991	1,612	—	—	13,603
Total current assets	15,991	73,468	26,015	—	115,474
Property and equipment, net	304	259,431	145,141	(4,653)	400,223
Other assets:
Debt service reserve fund	—	—	23,492	—	23,492
Deferred costs and other	57,682	26,268	5,868	(50,477)	39,341
Investment in subsidiaries	43,917	1,856	—	(45,773)	—
Total assets	$117,894	$361,023	$200,516	$(100,903)	$578,530

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$41,356	$19,598	$2,090	$(678)	$62,366
Current portion of long-term debt	—	11	11,400	—	11,411
Total current liabilities	41,356	19,609	13,490	(678)	73,777
Long-term debt, net of current portion	146,217	24	134,100	—	280,341
Deferred tax liabilities	13,057	94	—	1,256	14,407
Other long-term liabilities	6,621	134	51,273	(54,900)	3,128
Intercompany	(296,234)	296,239	—	(5)	—
Total liabilities	(88,983)	316,100	198,863	(54,327)	371,653
Stockholders’ equity	206,877	44,923	1,653	(46,576)	206,877
Total liabilities and stockholders’ equity	$117,894	$361,023	$200,516	$(100,903)	$578,530

Condensed Consolidating Balance Sheet as of December 31, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$2,565	$408	$55	$—	$3,028
Investment securities	250	—	—	—	250
Accounts receivable	1,814	70,495	679	—	72,988
Restricted assets	—	2,486	25,629	(592)	27,523
Prepaids and other	11,362	1,519	—	—	12,881
Total current assets	15,991	74,908	26,363	(592)	116,670
Property and equipment, net	270	242,297	146,197	(4,812)	383,952
Other assets:
Debt service reserve fund	—	—	23,638	—	23,638
Deferred costs and other	56,500	24,460	6,035	(48,968)	38,027
Investment in subsidiaries	41,445	1,856	—	(43,301)	—
Total assets	$114,206	$343,521	$202,233	$(97,673)	$562,287

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$37,751	$15,463	$5,186	$(898)	$57,502
Current portion of long-term debt	—	11	11,400	—	11,411
Total current liabilities	37,751	15,474	16,586	(898)	68,913
Long-term debt, net of current portion	141,172	26	134,100	—	275,298
Deferred tax liabilities	12,387	94	—	745	13,226
Other long-term liabilities	6,705	162	49,702	(52,168)	4,401
Intercompany	(284,258)	284,263	—	(5)	—
Total liabilities	(86,243)	300,019	200,388	(52,326)	361,838
Stockholders’ equity	200,449	43,502	1,845	(45,347)	200,449
Total liabilities and stockholders’ equity	$114,206	$343,521	$202,233	$(97,673)	$562,287

Condensed Consolidating Statement of Income for the three months ended March 31, 2008 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$4,502	$108,496	$4,502	$(22,108)	$95,392
Operating expenses, excluding depreciation	3,086	89,135	12	(22,024)	70,209
Depreciation and amortization	—	3,260	1,056	(159)	4,157
General and administrative expenses	6,517	—	19	—	6,536
Income (loss) from operations	(5,101)	16,101	3,415	75	14,490
Overhead allocations	(13,342)	13,342	—	—	—
Interest, net	2,068	1,273	3,016	(62)	6,295
Equity earnings in subsidiaries	1,802	—	—	(1,802)	—
Income before provision for income taxes	7,975	1,486	399	(1,665)	8,195
Provision for income taxes	3,341	—	—	220	3,561
Net income	$4,634	$1,486	$399	$(1,885)	$4,634

Condensed Consolidating Statement of Income for the three months ended March 31, 2007 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$4,502	$101,422	$4,502	$(20,782)	$89,644
Operating expenses, excluding depreciation	3,314	86,981	13	(20,698)	69,610
Depreciation and amortization	—	2,942	1,056	(157)	3,841
General and administrative expenses	8,339	—	19	—	8,358
Income (loss) from operations	(7,151)	11,499	3,414	73	7,835
Overhead allocations	(10,987)	10,987	—	—	—
Interest, net	1,793	1,274	3,047	521	6,635
Equity loss in subsidiaries	(810)	—	—	810	—
Income (loss) before provision for income taxes	1,233	(762)	367	362	1,200
Provision for income taxes	569	—	—	(33)	536
Net income (loss)	$664	$(762)	$367	$395	$664

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2008 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(5,136)	$11,736	$622	$7,222

Cash flows from investing activities:
Capital expenditures	—	(11,924)	—	(11,924)
Payments to restricted debt payment account, net	—	—	(650)	(650)
Net cash used in investing activities	—	(11,924)	(650)	(12,574)

Cash flows from financing activities:
Proceeds from line of credit	5,000	—	—	5,000
Payments on capital lease obligations	—	(3)	—	(3)
Proceeds from exercise of stock options	156	—	—	156
Net cash provided by (used in) financing activities	5,156	(3)	—	5,153

Net increase (decrease) in cash and cash equivalents	20	(191)	(28)	(199)

Cash and cash equivalents at beginning of period	2,565	408	55	3,028

Cash and cash equivalents at end of period	$2,585	$217	$27	$2,829

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2007 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(5,969)	$3,268	$(1,266)	$(3,967)

Cash flows from investing activities:
Capital expenditures	—	(3,218)	—	(3,218)
Purchase of investment securities	(117,325)	—	—	(117,325)
Sales of investment securities	118,800	—	—	118,800
Withdrawals from restricted debt payment account, net	—	—	1,258	1,258
Net cash (used in) provided by investing activities	1,475	(3,218)	1,258	(485)

Cash flows from financing activities:
Payments on capital lease obligations	—	(2)	—	(2)
Tax benefit of stock option exercises	214	—	—	214
Proceeds from exercise of stock options	692	—	—	692
Net cash (used in) provided by financing activities	906	(2)	—	904

Net (decrease) increase in cash and cash equivalents	(3,588)	48	(8)	(3,548)

Cash and cash equivalents at beginning of period	18,083	371	75	18,529

Cash and cash equivalents at end of period	$14,495	$419	$67	$14,981

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Cornell Companies, Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Cornell,” the “Company,” “we,” “us” or “our”) is a leading provider of correctional, detention, educational, rehabilitation and treatment services outsourced by federal, state and local government agencies. We provide a diversified portfolio of services for adults and juveniles through our three operating divisions: (1) Adult Secure Services; (2) Abraxas Youth and Family Services and (3) Adult Community-Based Services. At March 31, 2008, we operated 74 facilities with a total service capacity of 18,939 and had one facility with a service capacity of 70 beds that was vacant. Our facilities are located in 15 states and the District of Columbia.

The following table sets forth for the periods indicated total residential service capacity and contracted beds in operation at the end of the periods shown, average contract occupancy percentages and total non-residential service capacity.

	Three Months Ended March 31,
	2008	2007

Residential
Service capacity (1)	16,056	14,556
Contracted beds in operation (end of period) (2)	14,618	13,352
Average contract occupancy based on contracted beds in operation (3) (4)	95.5%	100.3%
Average contract occupancy excluding start-up operations (3) (4)	95.5%	100.3%
Non-Residential
Service capacity (5)	2,953	3,921

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

Our operating results for the three months ended March 31, 2008 were impacted by a few significant events.  We completed a 300 bed expansion at the D. Ray James Prison and activated these beds in February 2008. We also continued the 1,100 bed expansion at the Great Plains Correctional Facility and began the 700 bed expansion at the D. Ray James Prison. In addition, we recorded a contract-based revenue adjustment of approximately $1.5 million at the Regional Correctional Center for the contract year ended March 2008.

We derive substantially all of our revenues from providing adult corrections and treatment and juvenile justice, educational and treatment services outsourced by federal, state and local government agencies in the United States. Revenues for our services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis or on a cost-plus reimbursement basis. For the three months ended March 31, 2008, our revenue base consisted of 51.9% for services provided under per diem contracts, 41.7% for services provided under take-or-pay and management contracts, 4.1% for services provided under cost-plus reimbursement contracts, 2.0% for services provided under fee-for-service contracts and 0.3% from other miscellaneous sources.  For the three months ended March 31, 2007, our revenue base consisted of 67.2% for services provided under per diem contracts, 25.1% for services provided under take-or-pay and management contracts, 4.7% for services provided under cost-plus reimbursement contracts, 2.3% for services provided under fee-for-service contracts and 0.7% from other miscellaneous sources. The increase in the percentage of revenues provided under take-or-pay and management contracts in the three months ended March 31, 2008 was due primarily to the take-or-pay contract awarded by the BOP to our Big Spring Correctional Center in 2007 and the 916 inmate take-or-pay contract awarded by the Arizona Department of Corrections at our Great Plains

Correctional Facility under which we began operations in September 2007. The increase in the percentage of revenues provided under take-or-pay contracts was partially offset by (1) the transition of our management contract for the Donald W. Wyatt Detention Center to the facility owner in July 2007 and (2) the termination of our management contract for the Harrisburg Alternative Education School program for the 2007-2008 school year.  The decrease in the percentage of revenues provided under per diem contracts in the three months ended March 31, 2008 as compared to the same period of the prior year was due primarily to the transition of the contracts at the Great Plains Correctional Facility and Big Spring Correctional Center as previously noted. This was partially offset by the addition of the High Plains Correctional Center, which we acquired in May 2007.

Revenues can fluctuate from period to period due to changes in government funding policies, changes in the number or types of clients referred to our facilities by various governmental agencies who we contract with, the opening of new facilities or the expansion of existing facilities and the termination of a contract for a facility or the closure of a facility.

Factors considered in determining billing rates to charge include: (1) the programs specified by the contract and the related staffing levels; (2) wage levels customary in the respective geographic areas; (3) whether the proposed facility is to be leased or purchased and (4) the anticipated average occupancy levels that could reasonably be expected to be maintained.

Revenues for our Adult Secure Services division are primarily generated from per diem and take-or-pay contracts. For the three months ended March 31, 2008 and 2007, we realized average per diem rates on our adult secure facilities of approximately $55.56 and $54.99, respectively. The increase in the 2008 average per diem rate was due primarily to a higher per diem rate at the Great Plains Correctional Facility under contract with the Arizona Department of Corrections which began in September 2007 and also reflects the $1.5 million contract-based revenue adjustment at the Regional Correctional Center for the contract year ended March 2008.

Revenues for our Abraxas Youth and Family Services division are primarily generated from per diem, fee-for-service and cost-plus reimbursement contracts.  For the three months ended March 31, 2008 and 2007, we realized average per diem rates on our residential Abraxas Youth and Family Services facilities of approximately $186.94 and $171.50, respectively. The increase in the 2008 average per diem rate was due primarily to the continued ramp up in population at the Cornell Abraxas Academy and the reactivation of the Hector Garza Residential Treatment Center in August 2007.  For the three months ended March 31, 2008 and 2007, we realized average fee-for-service rates for our non-residential community-based Abraxas Youth and Family Services facilities and programs, including rates that are limited by Medicaid and other private insurance providers, of approximately $50.24 and $44.11, respectively.  The increase in the 2008 average fee-for-service rate was due to an increase in rates at certain facilities and programs as well as changes in the mix of services provided by our various Abraxas Youth and Family Services programs and facilities.   The majority of our Abraxas Youth and Family Services contracts renew annually.

Revenues for our Adult Community-Based Services division are primarily generated from per diem contracts and fee-for-service contracts.  For the three months ended March 31, 2008 and 2007, we realized average per diem rates on our residential Adult Community-Based Services facilities of approximately $65.96 and $62.11, respectively.  The increase in the 2008 average per diem rate was due primarily to rate increases at certain facilities.  For the three months ended March 31, 2008 and 2007, we realized average fee-for-service rates on our non-residential Adult Community-Based Services facilities and programs of approximately $13.11 and $15.94, respectively.  The 2008 average fee-for-service rate decreased as a result of changes in the mix of services provided by our various Adult Community-Based Services programs and facilities.

We have historically experienced higher operating margins in our Adult Secure Services and our Adult Community-Based Services divisions as compared to our Abraxas Youth and Family Services division.  Our operating margin in a given period will be impacted by those facilities which may either be dormant or have been reactivated during the period. We have reactivated several facilities in recent periods including the Hector Garza Residential Treatment Center and Great Plains Correctional Facility in 2007.  Additionally, changes in contract terms based resulting from contract renewals, revisions, or new contract awards can impact our operating margin.  Our operating margins within a division can vary from facility to facility based on various factors such as whether a facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the mix of services provided, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract and our ability to increase a facility’s contract revenue.  Under take-or-pay contracts for new or vacant facilities, such as the contract at the Moshannon Valley Correctional Center, operating margins are typically higher during the early stages of the contract as the facility’s population increases (as revenues are received at contract percentages regardless of occupancy level).  As variable costs (primarily resident related and certain facility costs) increase with the increase in population, operating margins will generally decline to a stabilized level.  A decline in occupancy at certain of our Abraxas Youth and Family Services facilities can have a significant impact on our operating margins due to the higher average per diem rates at these facilities.

We have experienced and expect to continue to experience interim period operating margin fluctuations due to various factors such as the number of calendar days in the period, higher payroll taxes (generally in the first half of the year) and salary and wage increases and insurance cost increases that are incurred prior to certain contract rate increases. Periodically, many of the governmental agencies with whom we contract may experience budgetary pressures and may approach us to limit or reduce per diem rates. Decreases in, or the lack of anticipated increases in, per diem rates could adversely impact our operating margin. Additionally, a decrease in per diem rates without a corresponding decrease in operating expenses could also adversely affect our operating margin.

We are responsible for all facility operating costs, except for certain debt service and interest or lease payments for facilities where we have a management contract only. At these facilities, the facility owner is responsible for all debt service and interest or lease payments related to the facility. We are responsible for all other operating expenses at these facilities. We operated 16 and 18 facilities under management contracts at March 31, 2008 and 2007, respectively.

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

We incur pre-opening and start-up expenses including payroll, benefits, training and other operating costs prior to opening a new or expanded facility and during the period of operation while occupancy is ramping up. These costs vary by contract. Since pre-opening and start-up costs are generally factored into the revenue per diem rate that is charged to the contracting agency, we typically expect to recover these upfront costs over the life of the contract. Because occupancy rates during an adult secure facility’s start-up phase typically result in capacity under-utilization for at least 90 to 180 days (and typically longer for a youth facility), we may incur additional post-opening start-up costs. We do not anticipate post-opening start-up costs at any adult secure facilities operated under any future contracts with the BOP because these contracts are currently expected to continue to be take-or-pay contracts, meaning that the BOP will pay at least 80.0% of the contractual monthly revenue once the facility opens, regardless of actual occupancy.

Newly opened facilities are staffed according to applicable regulatory or contractual requirements when we begin receiving offenders or clients. Offenders or clients are typically assigned to a newly opened facility on a phased-in basis over a one to six-month period. Our start-up period for new juvenile operations is twelve months from the date we begin recognizing revenue unless break-even occupancy levels are achieved before then. Our start-up period for new adult operations is nine months from the date we begin recognizing revenue unless break-even occupancy levels are achieved before then. Although we typically recover these upfront costs over the life of the contract, quarterly results can be substantially affected by the timing of the commencement of operations as well as the development and construction of new facilities.

Working capital requirements generally increase immediately prior to commencing management of a new or expanded facility as we incur start-up costs and purchase necessary equipment and supplies before facility management revenue is realized.

General and administrative expenses consist primarily of costs for corporate and administrative personnel who provide management, legal, finance, accounting, human resources, investor relations, payroll and information systems, costs of business development and outside professional and consulting fees.

Recent Developments

Great Plains Correctional Facility

In May 2007, we were awarded a contract by the Arizona Department of Corrections for our Great Plains Correctional Facility in Hinton, Oklahoma. The contract calls for a total of 2,000 medium-security inmates to be housed at the facility. We currently house approximately 916 inmates and the remainder will be housed through an expansion of the existing facility. We began receiving inmates in September 2007 and substantially completed the initial ramp-up in December 2007. The expansion of the facility to accommodate all 2,000 inmates commenced in the fourth quarter of 2007 and is expected to be completed by the fourth quarter of 2008. We currently estimate that the expansion cost will be approximately $45.0 million.  As of March 31, 2008, we had incurred and capitalized costs of approximately $20.0 million related to this expansion.  We believe that our existing cash and available balance under our Amended Credit Facility will provide adequate funding to complete this facility expansion.

D. Ray James Prison

We recently completed (in February 2008) the initial expansion of the D. Ray James Prison in Georgia to increase its service capacity by 300 beds to a total service capacity of 2,132 beds.

In August 2007, we announced that we were initiating a second expansion of the D. Ray James Prison. This expansion project will increase the facility’s service capacity by an additional 700 beds for a total service capacity of approximately 2,800 beds. This expansion project began in the first quarter of 2008 and is expected to be completed in the first quarter of 2009. We currently estimate that the capital expenditures related to this expansion project will be approximately $34.0 million.  As of March 31, 2008, we had incurred and capitalized costs of approximately $2.4 million related to this expansion. We believe that our existing cash and available balance under our Amended Credit Facility will provide adequate funding to complete this facility expansion.

Regional Correctional Center

In July 2007, we were notified by ICE that they were removing all ICE detainees from the Regional Correctional Center in Albuquerque, New Mexico. The withdrawal was completed in early August 2007 and ICE informed us in February 2008 that it would not resume use of the facility.  Also, in February 2008, the client, the Office of Federal Detention Trustee (“OFDT”), attempted to unilaterally amend its agreement to reduce the number of minimum annual guaranteed mandays under the agreement. We do not believe OFDT has the right to make such a change.  Refer to “-Results of Operations — Liquidity and Capital Resources - Contractual Uncertainties Related to Certain Facilities - Regional Correctional Center” for more information concerning this and other developments concerning the Regional Correctional Center.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 141

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R significantly changes the accounting for business combinations.  Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R changes the accounting treatment for certain specific items, including acquisition costs, noncontrolling interests, acquired contingent liabilities, in-process research and development costs, restructuring costs and changes in deferred tax asset valuation allowances and income tax uncertainties subsequent to the acquisition date.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is not permitted.

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles and expands disclosures about fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  This statement applies prospectively to financial assets and liabilities.   In February 2008, the FASB issued FSP 157-2, which delayed the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities.  Our adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and liabilities did not have a material financial impact on our consolidated results of operations or financial condition.  We are currently evaluating the impact of implementation with respect to nonfinancial assets and liabilities on our consolidated financial statements.

We adopted SFAS No. 157 on January 1, 2008 for our financial assets and liabilities measured on a recurring basis.  As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (“exit price”).  SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 requires that fair value measurements be classified and disclosed in one of the following categories:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement.  The following table summarizes the valuation of our financial assets and liabilities by pricing levels, as defined by the provisions of SFAS No. 157, as of March 31, 2008:

	Fair Value as of March 31, 2008 (in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of Deposits	$—	$250	$—	$250
Corporate Bonds	—	9,996	—	9,996
Money Market Funds	—	39,182	—	39,182
Liabilities:
Derivative Instruments
(Debt Service Funds)	$—	$—	$905	$905

SFAS No. 157 requires a reconciliation of the beginning and ending balances for fair value measurements using Level 3 inputs.  The table below sets forth a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2008 (in thousands):

Derivative instruments as of December 31, 2007	$2,151
Unrealized gain, net	(735)
Tax provision	(511)
Derivative instruments as of March 31, 2008	$905

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, provided the entity elects to apply the provisions of SFAS No. 157. Our adoption of SFAS No. 159 on January 1, 2008 did not have a material impact on our consolidated results of operations or financial condition as we have elected not to apply the provisions of SFAS No. 159 to our financial instruments or other eligible items that are not required to be measured at fair value.

Statement of Financial Accounting Standards No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  This statement clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.

Statement of Financial Accounting Standards No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial reporting about derivatives and hedging activities by requiring enhanced qualitative and quantitative disclosures regarding derivative instruments, gains and losses on such instruments and their effects on an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.   We are currently evaluating the impact that this pronouncement may have on our consolidated financial statements.

Results of Operations

The following table sets forth for the periods indicated the percentages of revenues represented by certain items in our consolidated statements of operations.

	Three Months Ended March 31,
	2008	2007

Revenues	100.0%	100.0%
Operating expenses, excluding depreciation	73.5	77.7
Depreciation and amortization	4.4	4.3
General and administrative expenses	6.9	9.3
Income from operations	15.2	8.7
Interest expense, net	6.6	7.4
Income from operations before provision for income taxes	8.6	1.3
Provision for income taxes	3.7	0.6
Net income	4.9%	0.7%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues.  Revenues increased approximately $5.8 million, or 6.5%, to $95.4 million for the three months ended March 31, 2008 from approximately $89.6 million for the three months ended March 31, 2007.

Adult Secure Services. Adult Secure Services revenues increased approximately $3.4 million, or 7.3%, to $49.9 million for the three months ended March 31, 2008 from approximately $46.5 million for the three months ended March 31, 2007 due primarily to (1) an increase in revenues of $3.1 million at the Big Spring Correctional Center due to increased occupancy resulting from the facility expansion completed in November 2007 under its take-or-pay contract (awarded in 2007) with the BOP, (2) an increase in revenues of $2.9 million at the Great Plains Correctional Facility as a result of a higher per diem rate under our new operating contract with the Arizona Department of Corrections which began in September 2007, (3) an increase in revenues of $1.1 million at the D. Ray James Prison due to improved occupancy and (4) revenues of $1.2 million from the High Plains Correctional Center acquired in May 2007.  The increase in revenues due to the above was offset, in part, by a decrease in revenues of $3.3 million due to the transfer of our management contract for the Donald W. Wyatt Detention Center to the facility’s owner in July 2007 and a net decrease in revenues of $2.1 million at the Regional Correctional Center due to decreased occupancy resulting from the removal of all ICE inmates in August 2007 (the decrease is net of a $1.5 million contract-based revenue adjustment for the contract year ended March 2008). The remaining net increase in revenues of $0.5 million was due to various fluctuations in revenues at our other adult secure facilities.

At March 31, 2008, we operated ten adult secure facilities with an aggregate service capacity of 10,965.  Average contract occupancy was 95.5% for the three months ended March 31, 2008 compared to 102.0% for the three months ended March 31, 2007.  The decline in the 2008 average contract occupancy percentage was due primarily to the reduced occupancy at the Regional Correctional Center in the three months ended March 31, 2008 due to the removal of all ICE inmates in August 2007. The average per diem rate was $55.56 and $54.99 for the three months ended March 31, 2008 and 2007, respectively. The increase in the 2008 average per diem rate was due primarily to a higher per diem rate at the Great Plains Correctional Facility under the contract with the Arizona Department of Corrections as of September 2007 and also reflects the $1.5 million contract-based revenue adjustment at the Regional Correctional Center for the contract year ended March 2008.  There were no revenues attributable to start-up operations for the three months ended March 31, 2008 and 2007.

Abraxas Youth and Family Services. Abraxas Youth and Family Services revenues increased approximately $1.0 million, or 3.7%, to $27.8 million for the three months ended March 31, 2008 from $26.8 million for the three months ended March 31, 2007 due primarily to (1) an increase in revenues of $1.4 million at the Cornell Abraxas Academy due to increased occupancy resulting from the reactivation of the facility in October 2006, (2) revenues of $0.5 million from the Hector Garza Residential Treatment Center which we reactivated in August 2007 and (3) an increase in revenues of $0.4 million at the Southern Peaks Regional Treatment Center due to a rate increase for certain programs operated at this facility.  The increase in revenues due to the above was offset, in part, by (1) a decrease in revenues of $0.9 million due to the termination of our management contract for the Harrisburg Alternative Education School Program for the 2007-2008 school year (due to lack of funding) and (2) a decrease in revenues of $0.9 million due to the termination of our management contract at the Alexander Youth Services Center in January 2007.  The remaining net increase in revenues of $0.5 million was due to various insignificant fluctuations in revenues at our other Abraxas Youth and Family Services facilities and programs.

At March 31, 2008, we operated 18 residential Abraxas Youth and Family Services facilities and 11 non-residential community-based programs and facilities with an aggregate service capacity of 3,638. Additionally, we had one vacant facility with a service capacity of 70 beds. Average contract occupancy for the three months ended March 31, 2008 was 85.5% compared to 91.8% for the three months ended March 31, 2007.  The decrease in the 2008 average contract occupancy percentage was due primarily to population fluctuations at certain facilities.  Additionally, the 2008 average contract occupancy percentage reflects the impact of the termination of our management contract at the Alexander Youth Services Center in January 2007.

The average per diem rate for our residential Abraxas Youth and Family Services facilities was $186.94 for the three months ended March 31, 2008 compared to $171.50 for the three months ended March 31, 2007.  The increase in the 2008 average per diem rate was due primarily to the continued ramp up in population at the Cornell Abraxas Academy, the reactivation of the Hector Garza Residential Treatment Center in August 2007 and rate increases received at certain programs.  Our average fee-for-service rate for our non-residential Abraxas Youth and Family Services community-based facilities and programs was $50.24 for the three months ended March 31, 2008 compared to $44.11 for the three months ended March 31, 2007. The increase in the 2008 average fee-for-service rate was due to an increase in rates for certain of our facilities and programs as well as changes in the mix of services provided by our various Abraxas Youth and Family Services non-residential community-based programs and facilities. There were no revenues attributable to start-up operations for the three months ended March 31, 2008 and 2007.

Adult Community-Based. Adult Community-Based Services revenues increased approximately $1.4 million, or 8.6%, to $17.7 million for the three months ended March 31, 2008 from $16.3 million for the three months ended March 31, 2007 primarily due to (1) an increase in revenues of approximately $0.3 million at the Cordova Center due to both improved occupancy and a per diem rate increase, (2) an increase in revenues of $0.2 million at the Oakland Center due to increased occupancy, (3) an increase in revenues of $0.1 million at the Parkview Center due to increased occupancy coupled with a per diem rate increase and (4) revenues of $0.2 million at the Midtown Center which was vacant in the three months ended March 31, 2007 (the facility was reactivated in September 2007).  The remaining net increase in revenues of $0.6 million was due to various insignificant fluctuations in revenues at our other Adult Community-Based Services facilities and programs.

At March 31, 2008, we operated 29 residential Adult Community-Based Services facilities and 6 non-residential community-based programs with an aggregate service capacity of 4,336. Average contract occupancy for the three months ended March 31, 2008 was 100.6% compared to 99.0% compared for the three months ended March 31, 2007. The average per diem rate for our residential Adult Community-Based Services facilities was $65.96 for the three months ended March 31, 2008 compared to $62.11 for the three months ended March 31, 2007. The increase in the 2008 average per diem rate was due primarily to rate increases at certain facilities. The average fee-for-service rate for our non-residential Adult Community-Based Services programs was $13.11 for the three months ended March 31, 2008 compared to $15.94 for the three months ended March 31, 2007.  The 2008 average fee-for-service rate decreased as a result of changes in the mix of services provided by our various Adult Community-Based Services programs and facilities. There were no revenues attributable to start-up operations for the three months ended March 31, 2008 and 2007.

We gave notice of early termination of our management contract for the Lincoln County Detention Center in Lincoln County, New Mexico in February 2008.  We faced continual staffing and other issues in the rural area and decided that continued operation of that facility was not in the best interest of our shareholders.  The contract for this facility generated revenues of approximately $0.5 million in each of the three months ended March 31, 2008 and 2007.

Operating Expenses. Operating expenses increased approximately $0.6 million, or 0.9%, to $70.2 million for the three months ended March 31, 2008 from $69.6 million for the three months ended March 31, 2007.

Adult Secure Services. Adult Secure Services operating expenses decreased approximately $0.2 million, or 0.6%, to $32.4 million for the three months ended March 31, 2008 from $32.6 million for the three months ended March 31, 2007. The decrease was primarily due to (1) a decrease in operating expenses of $3.1 million due to the transition of our management contract at the Donald W. Wyatt Detention Center to the facility’s owner in July 2007 and (2) a decrease in operating expenses of $0.6 million at the Regional Correctional Center due to reduced occupancy resulting from the withdrawal of all ICE inmates in August 2007.  The decrease in operating expenses due to the above was offset, in part, by (1) an increase in operating expenses of $1.1 million at the Great Plains Correctional Facility due to increased occupancy resulting from our contract with the Arizona Department of Corrections as of September 2007, (2) operating expenses of $1.0 million at the High Plains Correctional Facility acquired in May 2007, (3) an increase in operating expenses of $0.7 million at the D. Ray James Prison due to increased occupancy and (4) an increase in operating expenses of $0.4 million at the Big Spring Correctional Center due to increased occupancy.  The remaining net increase in operating expenses of $0.3 million was due to various insignificant fluctuations in operating expenses at our other Adult Secure Services facilities.

As a percentage of segment revenues, Adult Secure Services operating expenses were 64.9% for the three months ended March 31, 2008 compared to 70.1% for the three months ended March 31, 2007.  The 2008 operating margin was favorably impacted by the $1.5 million contract-based revenue adjustment at the Regional Correctional Center for the contract year ended March 2008 (which we recognized in the three months ended March 31, 2008), as well as the 2007 contract awards at both the Big Spring Correctional Center and the Great Plains Correctional Facility (which began in November 2007 and September 2007, respectively).

Abraxas Youth and Family Services.  Abraxas Youth and Family Services operating expenses increased approximately $1.6 million, or 6.8%, to $25.3 million for the three months ended March 31, 2008 from $23.7 million for the three months ended March 31, 2007 due primarily to (1) an increase in operating expenses of $0.8 million at the Cornell Abraxas Academy due to increased occupancy resulting from the reactivation of the facility in October 2006, (2) an increase in operating expenses of $0.3 million at the Hector Garza Residential Treatment Center which we reactivated in August 2007 and (3) an increase in operating expenses of $0.3 million at the Southern Peaks Regional Treatment Center due to increased occupancy. The increase in operating expenses due to the above was offset, in part, by a decrease in operating expenses of $0.7 million due to the termination of our management contract for the Harrisburg Alternative Education School Program for the 2007-2008 school year (due to a lack of funding) and a decrease in operating expenses of $0.3 million at the Washington DC Facility due primarily to a reduction in rent expense as a result of our purchase of this previously leased facility in September 2007.  The remaining net increase in operating expenses of $1.2 million was due to various fluctuations in operating expenses at our various Abraxas Youth and Family Services facilities and programs as well as an increase in divisional administrative expenses.  As a percentage of segment revenues, Abraxas Youth and Family Services division operating expenses were 91.1% for the three months ended March 31, 2008 compared to 88.5% for the three months ended March 31, 2007.

Adult Community-Based Services. Adult Community-Based Services operating expenses decreased approximately $0.8 million, or 6.0%, to $12.5 million for the three months ended March 31, 2008 from $13.3 million for the three months ended March 31, 2007 due primarily to a decrease in operating expenses of $0.4 million at the Tundra Center due to a decrease in occupancy.  The remaining net decrease in operating expenses of $0.4 million was due to various insignificant fluctuations in operating expenses at our various Adult Community-Based Services facilities and programs. As a percentage of segment revenues, Adult Community-Based Services operating expenses were 70.7% for the three months ended March 31, 2008 compared to 81.4% for the three months ended March 31, 2007.  The improvement in the 2008 operating margin was due primarily to the rate increases previously discussed and improved occupancy at certain facilities.

Pre-opening and start-up expenses.  There were no pre-opening and start-up expenses for the three months ended March 31, 2008 and 2007.

Depreciation and Amortization.  Depreciation and amortization was approximately $4.2 million and $3.8 million for the three months ended March 31, 2008 and 2007, respectively.  The increase in depreciation expense in the three months ended March 31, 2008 was due primarily to depreciation expense related to the High Plains Correctional Facility acquired in May 2007, the Washington DC Facility purchased in September 2007 and additional depreciation expense resulting from the facility expansions at the Big Spring Correctional Center and the D. Ray James Prison.  Amortization of intangibles was approximately $0.5 million and $0.6 million for the three months ended March 31, 2008 and 2007, respectively.

General and Administrative Expenses.  General and administrative expenses decreased approximately $1.9 million, or 22.6%, to approximately $6.5 million for the three months ended March 31, 2008 from $8.4 million for the three months ended March 31, 2007 due primarily to the reimbursement to Veritas of $2.5 million of costs related to the Merger Agreement in the three months ended March 31, 2007.  Additionally, stock-based compensation expense increased approximately $0.5 million in the three months ended March 31, 2008 as compared to the same period of the prior year.

Interest.  Interest expense, net of interest income, decreased to approximately $0.3 million, or 4.5%, to $6.3 million for the three months ended March 31, 2008 from $6.6 million for the three months ended March 31, 2007 due primarily to an increase in capitalized interest in the 2008 period.  For the three months ended March 31, 2008, we capitalized interest of approximately $0.5 million related to the facility expansion projects at the Great Plains Correctional Facility and the D. Ray James Prison.  Capitalized interest was approximately $0.02 million for the three months ended March 31, 2007 and related primarily to the expansion projects at the Big Spring Correctional Center and the D. Ray James Prison.

Income Taxes. For the three months ended March 31, 2008, we recognized a provision for income taxes at an estimated effective rate of 43.5%.  For the three months ended March 31, 2007, we recognized a provision for income taxes at an estimated effective rate of 44.7%.

Liquidity and Capital Resources

General. Our primary capital requirements are for (1) purchases, construction or renovation of new facilities, (2) expansions of existing facilities, (3) working capital, (4) pre-opening and start-up costs related to new operating contracts, (5) acquisitions of businesses or facilities, (6) information systems hardware and software and (7) furniture, fixtures and equipment purchases. Working capital requirements generally increase immediately prior to commencing management of a new facility (or activation of a facility expansion) as we incur start-up costs and purchase necessary equipment and supplies before related facility revenue is realized.

Cash Flows From Operating Activities.  Cash flows provided by operating activities were approximately $7.2 million for the three months ended March 31, 2008 compared to cash used in operating activities of approximately $4.0 million for the three months ended March 31, 2007. The increase from the prior period was principally due to higher net income as well as changes in certain working capital accounts (including accounts payable and accrued liabilities) due to timing of payments.

Cash Flows From Investing Activities.  Cash used in investing activities was approximately $12.6 million for the three months ended March 31, 2008 due primarily to capital expenditures of approximately $11.9 million, primarily related to the facility expansion projects at the D. Ray James Prison and the Great Plains Correctional Facility. There were also net payments to the restricted debt payment account of approximately $0.7 million. Cash used in investing activities was approximately $0.5 million for the three months ended March 31, 2007 due primarily to capital expenditures of approximately $3.2 million primarily related to the facility expansion projects at the Big Spring Correctional Center and the D. Ray James Prison.  Additionally, we had net sales of investment securities of approximately $1.5 million and withdrawals from the restricted debt payment account, net, of approximately $1.3 million.

Cash Flows From Financing Activities.  Cash provided by financing activities was approximately $5.2 million for the three months ended March 31, 2008 due primarily to borrowings on our Amended Credit Facility of $5.0 million. Cash provided by financing activities was approximately $0.9 million for the three months ended March 31, 2007 due primarily to proceeds from the exercise of stock options and the tax benefit of these stock option exercises.

Treasury Stock Repurchases.  We did not purchase any of our common stock in the three months ended March 31, 2008 and 2007.  Under the terms of our Senior Notes and our Amended Credit Facility, we can purchase shares of our stock subject to certain cumulative restrictions.

Long-Term Credit Facilities.  Our Amended Credit Facility provides for borrowings up to $100.0 million (including letters of credit), matures in December 2011 and bears interest, at our election depending on our total leverage ratio, at either the LIBOR rate plus a margin ranging from 1.50% to 2.25%, or a rate which ranges from 0.00% to 0.75% above the applicable prime rate. The available commitment under our Amended Credit Facility was approximately $55.3 million at March 31, 2008.  We had outstanding borrowings under our Amended Credit Facility of $35.0 million and we had outstanding letters of credit of approximately $9.7 million at March 31, 2008.  Subject to certain requirements, we have the right to increase the commitments under our Amended Credit Facility up to $150.0 million.  The Amended Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. The Amended Credit Facility is not secured by the assets of MCF, a special purpose entity. Our Amended Credit Facility contains commonly used covenants including compliance with laws and limitations on certain financing transactions and mergers and also includes various financial covenants.  We believe the most restrictive covenant under our Amended Credit Facility is the fixed charge coverage ratio. At March 31, 2008, we were in compliance with all of our debt financial covenants.

MCF is obligated for the outstanding balance of its 8.47% Taxable Revenue Bonds, Series 2001.  The bonds bear interest at a rate of 8.47% per annum and are payable in semi-annual installments of interest and annual installments of principal.  All unpaid principal and accrued interest on the bonds are due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents.  The bonds are limited, nonrecourse obligations of MCF and secured by the property and equipment, bond reserves, assignment of subleases and substantially all assets related to the facilities included in the 2001 Sale and Leaseback Transaction (in which we sold eleven facilities to MCF).  The bonds are not guaranteed by Cornell.

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

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate.  The terms of the interest rate swap contract and the underlying debt instrument were identical.  The swap agreement was designated as a fair value hedge.  The swap had a notional amount of $84.0 million and matured in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, we paid, on a semi-annual basis (each January 1 and July 1), a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and received a fixed-rate interest of 10.75%. For the three months ended March 31, 2007, we recorded interest expense related to this interest rate swap of approximately $0.01 million.  The swap agreement was marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes.  At March 31, 2007, the fair value of this derivative instrument was approximately ($0.5) million, and was included in other long-term liabilities in the accompanying financial statements.  The carrying value of the Senior Notes as of this date was adjusted accordingly by the same amount. Because the swap agreement was an effective fair-value hedge, there was no effect on our results of operations from the mark-to-market adjustment as long as the swap was in effect. In October 2007, we terminated the swap agreement. We received approximately $0.2 million in conjunction with the termination, which is being amortized over the remaining term of the Senior Notes.

Future Liquidity

We expect to use existing cash balances, internally generated cash flows and borrowings from our Amended Credit Facility to fulfill anticipated obligations such as capital expenditures, working-capital needs and scheduled debt maturities. We also continue to analyze our capital structure, including a potential refinancing of our Senior Notes, as well as financing for our expected future capital expenditures. We may decide to use internally generated funds, bank financing, equity issuances, public debt or a combination of any of the foregoing to finance our future capital needs.

Our internally generated cash flow is directly related to our business. Should the private corrections and juvenile businesses deteriorate, or should we experience poor results in our operations, cash flow from operations may be reduced. We have, however, continued to generate positive cash flow from operating activities over recent years and expect that cash flow will continue to be positive over the next year. Our access to debt and equity markets may be reduced or closed to us due to a variety of events, including, among others, industry conditions, general economic conditions, market conditions, credit rating agency downgrades of our debt and market perceptions of us and our industry.

Contractual Uncertainties Related to Certain Facilities

Regional Correctional Center. In July 2007, we were notified by ICE that they were removing all ICE detainees from the Regional Correctional Center. The withdrawal of all ICE detainees was completed in early August 2007 and ICE has recently indicated to us that it will not resume use of the facility. The facility is still being utilized by the United States Marshall Service (‘USMS”) but not at its full capacity.  OFDT holds the contract on behalf of ICE, USMS and the BOP with the Bernalillo County through an intergovernmental services agreement, and we have an agreement with the County.  OFDT recently attempted to unilaterally amend its agreement with the County to reduce the number of minimum annual guaranteed mandays under the agreement from 182,500 to 66,300.  Neither we nor the County believe OFDT has the right to unilaterally amend the contract in this manner, and OFDT has been informed of our position. Either party to the intergovernmental services agreement has the right to terminate upon 180 days notice.

Also, there is a motion pending in a lawsuit against the County of Bernalillo concerning the County jail system that could involve the Regional Correctional Facility in such case.  Jimmy McClendon and other plaintiffs sued the County of Bernalillo in federal district court in the District of New Mexico in 1994 over conditions at the county jail, which was then located at what is now the Regional Correctional Facility and run by the County.  The County subsequently built their new Metropolitan Detention Center to house the County inmates and also negotiated two stipulated agreements in 2004 designed to end the McClendon lawsuit.  The court in that case is considering the application of the lawsuit to the Regional Correctional Facility as a result of the County’s ownership of the facility.  The County has informed us that, should the court rule that the case applies to the facility, it plans to appeal the decision since the County does not believe McClendon should apply to RCC.  We do not believe we are contractually obligated to bear any incremental costs of complying with McClendon.  The County has expressed its desire for us to absorb a portion of any costs that would be incurred. Should the court rule that the lawsuit applies to the facility, we would further discuss the matter with the County. We plan to continue to operate the facility and also continue with our marketing plans for the Regional Correctional Facility.

Revenues for this facility were approximately $2.6 million (including a $1.5 million contract-based revenue adjustment for the contract year ended March 2008) and $4.6 million for the three months ended March 31, 2008 and 2007, respectively. The net carrying value of the leasehold improvements for this facility was approximately $2.5 million and $3.0 million at March 31, 2008 and December 31, 2007, respectively. Our lease for this facility requires monthly rent payments of approximately $0.13 million for the remaining term of the lease (through June 2009). To date, we do not have an alternative customer for this facility. Our inability to obtain a new customer for this facility could have an adverse effect on our financial condition, results of operations and cash flows.  We believe that pursuant to the provisions of SFAS No. 144, no impairment to the carrying value of the leasehold improvements for this facility has occurred in the three months ended March 31, 2008.

Hector Garza Residential Treatment Center. In October 2005, we initiated the temporary closure of this leased facility in San Antonio, Texas. We reactivated the facility during the third quarter of 2007. The net carrying value for this facility was approximately $4.1 million and $4.2 million at March 31, 2008 and December 31, 2007, respectively.  We believe that, pursuant to the provisions of SFAS No. 144, no impairment to the carrying value of this facility has occurred in the three months ended March 31, 2008.

Contractual Obligations and Commercial Commitments

We have assumed various financial obligations and commitments in the ordinary course of conducting our business.  We have contractual obligations requiring future cash payments, such as management, consulting and non-competition agreements.

We maintain operating leases in the ordinary course of our business activities.  These leases include those for operating facilities, office space and office and operating equipment, and the agreements expire between 2008 and 2075. As of March 31, 2008, our total commitment under these operating leases was approximately $23.6 million.

The following table details the known future cash payments (on an undiscounted basis) related to our various contractual obligations as of March 31, 2008 (in thousands):

	Payments Due by Period
			2009 -	2011 -
	Total	2008	2010	2012	Thereafter

Contractual Obligations:
Long-term debt – principal
• Cornell Companies, Inc.	$112,000	$—	$—	$112,000	$—
• Special Purpose Entity	145,500	11,400	25,800	30,400	77,900
Long-term debt – interest
• Cornell Companies, Inc.	51,170	9,030	24,080	18,060	—
• Special Purpose Entity	62,098	6,162	21,666	17,110	17,160
Revolving line of credit-principal
• Cornell Companies, Inc.	35,000	—	—	35,000	—
Revolving line of credit-interest
• Cornell Companies, Inc.	334	334	—	—	—
Capital lease obligations
• Cornell Companies, Inc.	35	11	24	—	—
Construction commitments	57,106	51,106	6,000	—	—
Operating leases	23,552	5,592	9,292	1,573	7,095
Consultative and non-compete agreements	250	250	—	—	—
Total contractual cash obligations	$487,045	$83,885	$86,862	$214,143	$102,155

Approximately $3.2 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48 as of March 31, 2008 but are not included in the contractual obligations table above because we are uncertain as to if or when such amounts may be settled.  Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for potential penalties of approximately $0.1 million and for interest of approximately $0.3 million as of March 31, 2008.

We enter into letters of credit in the ordinary course of operating and financing activities.  As of March 31, 2008, we had outstanding letters of credit of approximately $9.7 million primarily for certain workers’ compensation insurance and other operating obligations.  The following table details our letters of credit commitments as of March 31, 2008 (in thousands):

	Total	Amount of Commitment Expiration Per Period
	Amounts	Less than			More Than
	Committed	1 Year	1-3 Years	3-5 Years	5 Years
Commercial Commitments:
Standby letters of credit	$9,716	$8,966	$750	$—	$—

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risk, primarily from changes in interest rates. We continually monitor exposure to market risk and develop appropriate strategies to manage this risk. We are not exposed to any other significant market risks, including commodity price risk or, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. In conjunction with the issuance of the Senior Notes, we had previously entered into an interest rate swap of $84.0 million related to the interest obligations under the Senior Notes, in effect converting such notes to a floating rate based on six-month LIBOR.  We terminated the interest rate swap in October 2007.

Credit Risk

Due to the short duration of our investments, changes in market interest rates would not have a significant impact on their fair value.  In addition, our accounts receivables are with federal, state, county and local government agencies, which we believe reduces our credit risk. We regularly review our accounts receivable and monitor our collection experience to manage the risk as described in our accounting policies in our 2007 Annual Report on Form 10-K.

Interest Rate Exposure

Our exposure to changes in interest rates primarily results from our Amended Credit Facility, as these borrowings have floating interest rates.  The debt on our consolidated financial statements at March 31, 2008 with fixed interest rates consist of the 8.47% Bonds issued by MCF, a special purpose entity, in August 2001 in connection with the 2001 Sale and Leaseback Transaction and $112.0 million of Senior Notes.  The detrimental effect of a hypothetical 100 basis point increase in interest rates on our current borrowings under our Amended Credit Facility would be to reduce income before provision for income taxes by approximately $0.1 million for the three months ended March 31, 2008.  At March 31, 2008, the fair value of our consolidated fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

Inflation

Other than personnel, offender medical costs at certain facilities, and employee medical and worker’s compensation insurance costs, we believe that inflation has not had a material effect on our results of operations during the past two years.  We have experienced significant increases in offender medical costs and employee medical and worker’s compensation insurance costs, and we have also experienced higher personnel costs during the past two years. Most of our facility management contracts provide for payments of either fixed per diem fees or per diem fees that increase by only small amounts during the term of the contracts. Inflation could substantially increase our personnel costs (the largest component of our operating expenses), medical and insurance costs or other operating expenses at rates faster than any increases in contract revenues.

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

Changes in Internal Control over Financial Reporting

In connection with the evaluation as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act, we have not identified any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during our fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II     OTHER INFORMATION

ITEM 1.	Legal Proceedings.

See Part I, Item 1. Note 11 to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A.	Risk Factors.

The risk factors as previously discussed in our Form 10-K for the fiscal year ended December 31, 2007 are incorporated herein by this reference. There were no material changes to such risk factors.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.

Submission of Matters to a Vote of Security Holders.

There have been no matters submitted to a vote of the security holders in the three months ended March 31, 2008.

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

CORNELL COMPANIES, INC.

Date: May 12, 2008	By:	/s/ James E. Hyman
JAMES E. HYMAN
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: May 12, 2008	By:	/s/ John R. Nieser
JOHN R. NIESER
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)