Form 10-Q
period 2008-06-30
CORNELL COMPANIES INC
filed 2008-08-08
CIK 1016152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Yes  ☒  No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐ Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No ☒

At July 31, 2008, the registrant had 14,714,237 shares of common stock outstanding.

Cornell Companies, Inc.

Form 10-Q

Forward-Looking Information

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this quarterly report include, but are not limited to, statements about the following subjects:

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

•                  pricing and per diem rates,

•                  contract commencements,

•                  new contract opportunities,

•                  operations at, future contracts for, and results from our Regional Correctional Center,

•                  the timing, cost of completion and other aspects of planned expansions, including without limitation the D. Ray James Prison, Great Plains Correctional Facility and Walnut Grove Youth Correctional Facility expansions, and client contracts for such facilities,

•                  the construction and lease of the new facility in Hudson, Colorado and our contracts with the Colorado Department of Corrections,

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

CORNELL COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,021	$3,028
Investment securities available for sale	—	250
Accounts receivable – trade (net of allowance for doubtful accounts of $3,527 and $4,372, respectively)	60,901	69,787
Other receivables (net of allowance for doubtful accounts of $5,126)	3,469	3,201
Debt service fund and other restricted assets	35,363	27,523
Deferred tax assets	6,802	6,750
Prepaid expenses and other	6,636	6,131
Total current assets	114,192	116,670
PROPERTY AND EQUIPMENT, net	424,637	383,952
OTHER ASSETS:
Debt service reserve fund	23,585	23,638
Goodwill	13,308	13,355
Intangible assets, net	3,547	4,520
Deferred costs and other	23,518	20,152
Total assets	$602,787	$562,287

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$67,336	$57,502
Current portion of long-term debt	11,412	11,411
Total current liabilities	78,748	68,913
LONG-TERM DEBT, net of current portion	292,884	275,298
DEFERRED TAX LIABILITIES	14,051	13,226
OTHER LONG-TERM LIABILITIES	4,393	4,401
Total liabilities	390,076	361,838

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 30,000,000 shares authorized, 16,218,234 and 16,068,677 shares issued and 14,712,071 and 14,553,631 shares outstanding, respectively	16	16
Additional paid-in capital	162,414	160,319
Retained earnings	61,106	51,127
Treasury stock (1,506,163 and 1,515,046 shares of common stock, at cost, respectively)	(12,034)	(12,105)
Accumulated other comprehensive income	1,209	1,092
Total stockholders’ equity	212,711	200,449
Total liabilities and stockholders’ equity	$602,787	$562,287

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

REVENUES	$94,646	$91,494	$190,038	$181,138
OPERATING EXPENSES	68,280	68,360	138,491	137,973
DEPRECIATION AND AMORTIZATION	4,220	3,912	8,377	7,753
GENERAL AND ADMINISTRATIVE EXPENSES	7,232	7,175	13,766	15,532

INCOME FROM OPERATIONS	14,914	12,047	29,404	19,880

INTEREST EXPENSE	6,307	6,687	12,912	13,467
INTEREST INCOME	(740)	(769)	(1,050)	(915)

INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	9,347	6,129	17,542	7,328

PROVISION FOR INCOME TAXES	4,002	2,683	7,563	3,219

NET INCOME	$5,345	$3,446	$9,979	$4,109

EARNINGS PER SHARE:
BASIC	$.37	$.24	$.70	$.29
DILUTED	$.36	$.24	$.68	$.29

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	14,278	14,124	14,285	14,067
DILUTED	14,655	14,465	14,711	14,382

COMPREHENSIVE INCOME:
Net income	$5,345	$3,446	$9,979	$4,109
Unrealized gain (loss) on derivative instruments, net of tax (benefit) provision of ($429) and $83 in 2008 and ($433) and ($376) in 2007	(618)	(623)	117	(541)
Comprehensive income	$4,727	$2,823	$10,096	$3,568

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,979	$4,109
Adjustments to reconcile net to net cash provided by operating activities -
Depreciation	7,404	6,631
Amortization of intangibles and other assets	973	1,208
Impairment of long-lived assets	250	—
Amortization of deferred financing costs	725	701
Amortization of Senior Notes discount	92	92
Stock-based compensation	1,888	1,270
Provision for bad debts	1,651	1,030
(Gain)/loss on sale of property and equipment	33	(282)
Deferred income taxes	692	711
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,176	4,765
Other restricted assets	(362)	(985)
Other assets	(476)	502
Accounts payable and accrued liabilities	1,450	(1,825)
Other long-term liabilities	(8)	(115)
Net cash provided by operating activities	26,467	17,812

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(38,996)	(15,003)
Purchases of investment securities	—	(241,425)
Sales of investment securities	250	244,900
Proceeds from the sale of fixed assets	17	—
Acquisition of a facility	—	(8,948)
Payments to restricted debt payment account, net	(7,425)	(5,483)
Net cash used in investing activities	(46,154)	(25,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	17,500	—
Tax benefit of stock option exercises	3	455
Payments of capital lease obligations	(5)	(5)
Proceeds from exercise of stock options	182	2,016
Net cash provided by financing activities	17,680	2,466

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,007)	(5,681)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,028	18,529
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,021	$12,848

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in fair value of interest rate swap	$—	$1,095
Other comprehensive income (loss), net of tax	117	(541)
Common stock issued for board of directors fees	268	—
Purchases and additions to property and equipment included in accounts payable and accrued liabilities	9,392	4,113

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

3.              Stock-Based Compensation

We have an employee stock purchase plan (“ESPP”) under which employees can make contributions to purchase our common stock. Participation in the plan is elected annually by employees. The plan year begins on January 1st (the “Beginning Date”) and ends on December 31st (the “Ending Date”). For 2007, however, the plan year began April 1, 2007. Purchases of common stock are made at the end of the year using the lower of the fair market value on either the Beginning Date or Ending Date, less a 15% discount. Under SFAS No. 123R our employee-stock purchase plan is considered to be a compensatory ESPP, and therefore, we recognize compensation expense over the requisite service period for grants made under the ESPP.

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

At June 30, 2007, 137,500 shares of restricted stock were outstanding subject to performance-based vesting criteria (45,000 of these restricted shares were considered market-based restricted stock under SFAS No. 123R). There were also 100,100 stock options outstanding subject to performance-based vesting criteria. We recognized $0.13 million and $0.26 million of expense associated with these shares of restricted stock and stock options during the three and six months ended June 30, 2007, respectively.

At June 30, 2008, 200,000 shares of restricted stock were outstanding subject to performance-based vesting criteria (32,500 of these restricted shares were considered market-based restricted stock under SFAS No. 123R). There were also 52,700 stock options outstanding subject to performance-based vesting criteria. We recognized $0.14 million and $0.6 million of expense associated with these shares of restricted stock and stock options during the three and six months ended June 30, 2008, respectively.

The amounts above relate to the impact of recognizing compensation expense related to stock options and restricted stock. Compensation expense related to stock options (52,700 shares) and restricted stock (167,500 shares) that vest based upon performance conditions is not recorded for such performance-based awards until it has been deemed probable that the related performance targets allowing the vesting of these options and restricted stock will be met. We are required to periodically re-assess the probability that these performance-based awards will vest and record expense at that point in time. During the six months ended June 30, 2008 it was deemed probable that certain performance targets pertaining to certain restricted stock and stock options would be achieved by their vesting date. Accordingly, compensation expense of approximately $0.1 million and $0.5 million was recognized in the three and six months ended June 30, 2008 related to these stock-based awards.

We recognize expense for our stock-based compensation over the vesting period, which represents the period in which an employee is required to provide service in exchange for the award. We recognize compensation expense for stock-based awards immediately if the award has immediate vesting.

Assumptions

The fair values for the significant stock-based awards granted during the six months ended June 30, 2008 and 2007 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2008	2007

Risk-free rate of return	3.35%	4.55%
Expected life of award	5.67 years	5.55 years
Expected dividend yield of stock	0%	0%
Expected volatility of stock	38.74%	41.95%
Weighted-average fair value	$9.46	$9.74

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

Stock-based award activity during the six months ended June 30, 2008 was as follows (aggregate intrinsic value in millions):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	490,842	$14.19	7.3	$7.0
Granted	45,000	22.68
Exercised	(2,325)	12.47
Canceled	—	—

Outstanding at June 30, 2008	533,517	$14.92	7.0	$8.0

Vested and expected to vest at June 30, 2008	466,052	$14.79	6.9	$6.9

Exercisable at June 30, 2008	382,381	$14.18	6.6	$5.4

The total intrinsic value of stock options exercised during the six months ended June 30, 2008 and 2007 was $0.03 million and $1.3 million, respectively. Net cash proceeds from the exercise of stock options were approximately $0.2 million and $2.0 million for the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, approximately $0.3 million of estimated expense with respect to time-based nonvested stock-based awards has yet to be recognized and will be amortized into expense over the employee’s remaining requisite service period of approximately 10.8 months.

The following table summarizes information with respect to stock options outstanding and exercisable at June 30, 2008.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.75 to $10.00	25,510	3.3	$5.75	25,510	$5.75
$10.01 to $13.50	174,007	6.1	12.78	153,646	12.80
$13.51 to $14.50	209,800	7.1	13.96	132,600	13.89
$14.51 to $25.00	124,200	8.9	21.42	70,625	20.78
	533,517	7.0	$14.92	382,381	$14.18

Stock-based award activity for nonvested awards during the six months ended June 30, 2008 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	217,659	$14.99
Granted	45,000	22.68
Vested	(111,523)	15.67
Canceled	—	—

Nonvested at June 30, 2008	151,136	$16.78

Restricted Stock

We have previously issued restricted stock under certain employment agreements and stock incentive plans which vests either over a specific period of time, generally three to five years, or which will vest subject to certain market or performance conditions.  During the six months ended June 30, 2008, we issued restricted stock as part of our normal equity awards under our 2006 Equity Incentive Plan.  These shares of restricted common stock are subject to restrictions on transfer and certain conditions to vesting.

Restricted stock activity for the six months ended June 30, 2008 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	303,000	$21.75
Granted	153,500	22.29
Vested	(33,876)	16.77
Canceled	(1,000)	22.27

Nonvested at June 30, 2008	421,624	$22.34

We recognized $0.4 million and $0.7 million of expense associated with nonvested time-based restricted stock awards during the three and six months ended June 30, 2008, respectively.  As of June 30, 2008, approximately $3.8 million of estimated expense with respect to nonvested time-based restricted stock awards had yet to be recognized and will be amortized over a weighted average period of 2.7 years. Approximately $3.9 million of estimated expense with respect to nonvested performance-based restricted stock option awards had yet to be recognized as of June 30, 2008.

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

5.              Intangible Assets

Intangible assets at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30, 2008	December 31, 2007

Non-compete agreements	$9,040	$9,040
Accumulated amortization – non-compete agreements	(7,962)	(7,541)
Acquired contract value	6,442	6,442
Accumulated amortization – contract value	(3,973)	(3,421)
Identified intangibles, net	3,547	4,520
Goodwill, net	13,308	13,355
Total intangibles, net	$16,855	$17,875

The changes in the carrying amount of goodwill in the six months ended June 30, 2008 were as follows: (in thousands):

	Adult Secure	Abraxas Youth and Family	Adult Community- Based	Total

Balance as of December 31, 2007	$2,902	$1,060	$9,393	$13,355
Reduction to goodwill	—	—	(47)	(47)
Balance as of June 30, 2008	$2,902	$1,060	$9,346	$13,308

During the six months ended June 30, 2008, a reduction to goodwill was recorded to reflect the final release of amounts previously placed in escrow related to the acquisition of Correctional Systems, Inc. in April 2005.

Amortization expense for our non-compete agreements was approximately $0.2 million and $0.3 million for the three months ended June 30, 2008 and 2007, respectively, and approximately $0.4 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively.  Amortization expense for our non-compete agreements is expected to be approximately $0.8 million for the year ending December 31, 2008 and approximately $0.6 million for the year ending December 31, 2009.

Amortization expense for our acquired contract value was approximately $0.3 million for the three months ended June 30, 2008 and 2007 and approximately $0.5 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively.  Amortization expense for our acquired contract value is expected to be approximately $1.1 million for each of the next two years ended December 31 and approximately $0.6 million for the year ending December 31, 2010..

6.              Impairment of Long-Lived Assets

We evaluate the realization of our long-lived assets at least annually or when changes in circumstances or a specific triggering event indicates that the carrying value of the asset may not be recoverable.  As a part of our evaluation, we make judgements regarding such factors as estimated market values and the potential future operating results and undiscounted cash flows associated with individual facilities or assets.  Additionally, should we decide to sell a facility or other asset, realization is evaluated based on the estimated sales price based on the best market information available. In conjunction with our review of certain of our long-lived assets based on estimated market values associated with these assets, we determined that our carrying value for a currently vacant site was not fully recoverable and exceeded its fair value and, as a result, we recorded an impairment charge of $0.3 million in the three and six months ended June 30, 2008.  This charge was based on the best information available.  This charge is reflected in general and administrative expenses in the accompanying financial statements.

7.              New Accounting Pronouncements

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles and expands disclosures about fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. SFAS No. 157 became effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  This statement applies prospectively to financial assets and liabilities. In February 2008, the FASB issued FSP 157-2, which delayed the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities.  Our adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and liabilities did not have a material financial impact on our consolidated results of operations or financial condition.  We are currently evaluating the impact of implementation with respect to nonfinancial assets and liabilities on our consolidated financial statements.

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

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement.  The following table summarizes the valuation of our financial assets and liabilities by pricing levels, as defined by the provisions of SFAS No. 157, as of June 30, 2008:

	Fair Value as of June 30, 2008 (in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Cash and Cash Equivalents	$1,021	$—	$—	$1,021
Corporate Bonds	—	16,110	—	16,110
Money Market Funds	—	39,937	—	39,937
Liabilities:
Derivative Instruments (Debt Service Funds)	$—	$—	$1,951	$1,951

The corporate bonds and money market funds are carried in debt service fund and other restricted assets and the debt service reserve fund in the accompanying balance sheet. The derivative instruments is carried in other long term liabilities in the accompany balance sheet.

SFAS No. 157 requires a reconciliation of the beginning and ending balances for fair value measurements using Level 3 inputs.  The table below sets forth a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2008 (in thousands):

Derivative instruments as of December 31, 2007	$2,151
Unrealized gain, net	(735)
Tax provision	(511)
Derivative instruments as of March 31, 2008	905
Unrealized loss, net	618
Tax benefit	428
Derivative instruments as of June 30, 2008	$1,951

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 became effective for financial statements issued for fiscal years beginning after November 15, 2007, provided the entity elects to apply the provisions of SFAS No. 157. Our adoption of SFAS No. 159 on January 1, 2008 did not have a material impact on our consolidated results of operations or financial condition as we have elected not to apply the provisions of SFAS No. 159 to our financial instruments or other eligible items that are not required to be measured at fair value.

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

FASB Staff Position No. FAS 142-3

This FASB Staff Position (“FSP”) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations” and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is not permitted.  We do not expect this FSP to have a significant impact on our consolidated financial position, results of operations or cash flows.

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

Statement of Financial Accounting Standards No. 162

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  SFAS No. 162 is effective sixty days following the SEC’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present Fairly’ in Conformity with Generally Accepted Accounting Principles.”  We do not expect this pronouncement to have a significant impact on our consolidated financial position, results of operations or cash flows.

FASB Staff Position No. EITF 03-6-1

This FASB Staff Position (“FSP”) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in FASB Statement No. 128, “Earnings Per Share”.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and the interim periods within those years.  All prior-period EPS data will have to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP.  Early application is not permitted.  We do not expect this FSP to have a significant impact on our consolidated financial position, results of operations or cash flows.

8.              Credit Facilities

At June 30, 2008 and December 31, 2007, our long-term debt consisted of the following (in thousands):

	June 30, 2008	December 31, 2007

Debt of Cornell Companies, Inc.:
Senior Notes, unsecured, due July 2012 with an interest rate of 10.75%, net of discount	$111,264	$111,172
Revolving Line of Credit due December 2011 with an interest rate of LIBOR plus 1.50% to 2.25% or prime plus 0.00% to 0.75% (the “Amended Credit Facility”)	47,500	30,000
Capital lease obligations	32	37
Subtotal	158,796	141,209

Debt of Special Purpose Entity:
8.47% Bonds due 2016	145,500	145,500

Total consolidated debt	304,296	286,709

Less: current maturities	(11,412)	(11,411)

Consolidated long-term debt	$292,884	$275,298

Long-Term Credit Facilities.  Our Amended Credit Facility provides for borrowings up to $100.0 million (including letters of credit), matures in December 2011 and bears interest, at our election depending on our total leverage ratio, at either the LIBOR rate plus a margin ranging from 1.50% to 2.25%, or a rate which ranges from 0.00% to 0.75% above the applicable prime rate. The available commitment under our Amended Credit Facility was approximately $42.8 million at June 30, 2008.  We had outstanding borrowings under our Amended Credit Facility of $47.5 million and we had outstanding letters of credit of approximately $9.7 million at June 30, 2008.  Subject to certain requirements, we have the right to increase the commitments under our Amended Credit Facility up to $150.0 million.  The Amended Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. The Amended Credit Facility is not secured by the assets of MCF, a special purpose entity. Our Amended Credit Facility contains commonly used covenants including compliance with laws and limitations on certain financing transactions and mergers and also includes various financial covenants.  We believe the most restrictive covenant under our Amended Credit Facility is the fixed charge coverage ratio.  At June 30, 2008, we were in compliance with all of our debt financial covenants.

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

As the Senior Notes are now redeemable at our option (subject to the requirements noted) we anticipate we will monitor the capital markets and continue to assess our capital needs and our capital structure, including a potential refinancing of the Senior Notes.

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

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate.  The terms of the interest rate swap contract and the underlying debt instrument were identical.  The swap agreement was designated as a fair value hedge.  The swap had a notional amount of $84.0 million and matured in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, we paid, on a semi-annual basis (each January 1 and July 1), a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and received a fixed-rate interest of 10.75%. For the three and six months ended June 30, 2007, we recorded interest expense related to this interest rate swap of approximately $0.09 million and $0.1 million, respectively. The swap agreement was marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes.  The carrying value of the Senior notes as of this date was adjusted accordingly by the same amount. Because the swap agreement was an effective fair-value hedge, there was no effect on our results of operations from the mark-to-market adjustment as long as the swap was in effect. In October 2007, we terminated the swap agreement. We received approximately $0.2 million in conjunction with the termination, which is being amortized over the remaining term of the Senior Notes.

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

We adopted the provisions of FIN 48 effective January 1, 2007.  As a result of our adoption of FIN 48, we recorded an adjustment of approximately $0.3 million which increased retained earnings at January 1, 2007.  There were no changes to the total amount of our unrecognized tax benefits in the three and six months ended June 30, 2008.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the accompanying Consolidated Statements of Income and Comprehensive Income.  There were no material changes to our accrued interest and penalties in the three and six months end June 30, 2008.

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

10.       Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution from common stock equivalents such as stock options and warrants.  For the three months ended June 30, 2008 and 2007, there were 64,200 shares ($23.24 average price) and 15,000 shares ($25.00 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. For the six months ended June 30, 2008 and 2007, there were 64,200 shares ($23.24 average price) and 15,000 shares ($25.00 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$5,345	$3,446	$9,979	$4,109

Weighted average common shares outstanding	14,278	14,124	14,285	14,067
Weighted average common share equivalents outstanding	377	341	426	315

Weighted average common shares and common share equivalents outstanding	14,655	14,465	14,711	14,382

Basic income per share	$.37	$.24	$.70	$.29

Diluted income per share	$.36	$.24	$.68	$.29

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

In the year ended December 31, 2005, we recorded a charge of $0.2 million related to this lawsuit. In addition, we previously have provided insurance reserves for this matter (as part of our regular review of reported and unreported claims) totaling approximately $0.5 million. During the third quarter of 2006, we recorded an additional settlement charge of approximately $0.9 million and the related reimbursement from our general liability and professional liability insurance. The charge and reimbursement were recognized in general and administrative expenses for the year ended December 31, 2006. The reimbursement was funded by the insurance carrier in the first quarter of 2007 into a settlement account. The court granted preliminary approval of the settlement in the second quarter of 2007. The claims administration process is now complete and the final court approval of the settlement is expected during the third quarter of 2008.

Shareholder Lawsuits

On October 19, 2006, a purported class action complaint was filed in the District Court of Harris County, Texas, 269th Judicial District (No. 2006-67413) by Ted Kinbergy, an alleged stockholder of Cornell. The complaint names as defendants Cornell and each member of our board of directors as well as Veritas Capital Fund III, L.P. (“Veritas”). The complaint alleges, among other things, that (i) the defendants have breached fiduciary duties they assertedly owed to our stockholders in connection with our entering into the Agreement and Plan of Merger, dated as of October 6, 2006, with Veritas, Cornell Holding Corp., and CCI Acquisition Corp., and (ii) the merger consideration is unfair and inadequate. The plaintiffs sought, among other things, an injunction against the consummation of the merger. The proposed merger was rejected at a special meeting of our stockholders held on January 23, 2007. Consequently, we believe the case is moot and are in discussions with plaintiff’s counsel concerning potential legal fees that may be owed.  We do not expect the resolution of this matter to have a material adverse effect on our financial condition, results of operations or cash flows.

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

12.       Derivative Financial Instruments and Guarantees

Debt Service Reserve Fund and Debt Service Fund

In August 2001, MCF, a special purpose entity, completed a bond offering to finance the 2001 Sale and Leaseback Transaction in which we sold eleven facilities (as identified in Item 1 of this report) to MCF.  In connection with this bond offering, two reserve fund accounts were established by MCF pursuant to the terms of the indenture: (1) MCF’s Debt Service Reserve Fund, aggregating approximately $32.5 million at June 30, 2008, was established to make payments on MCF’s outstanding bonds in the event we (as lessee) should fail to make the scheduled rental payments to MCF and (2) MCF’s Debt Service Fund, aggregating approximately $23.6 million at June 30, 2008, was established to accumulate the monthly lease payments that MCF receives from us until such funds are used to pay MCF’s semi-annual bond interest and annual bond principal payments.  These reserve funds are invested in short-term money markets and commercial paper.  Both reserve fund accounts are subject to the agreements with the MCF Equity Investors whereby guaranteed rates of return of 3.0% and 5.08%, respectively, are provided for in the balance of the Debt Service Reserve Fund and the Debt Service Fund.  The

guaranteed rates of return are characterized as cash flow hedge derivative instruments.  At inception, the derivatives had an aggregate fair value of $4.0 million, which has been recorded as a decrease to the equity investment in MCF made by the MCF Equity Investors (MCF minority interest) and as a liability in our Consolidated Balance Sheets. Changes in the fair value of the derivative instruments are recorded as an adjustment to other long-term liabilities and reported as other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Income.  At June 30, 2008 and December 31, 2007, the fair value of these derivative instruments was a liability of approximately $2.0 million and $2.2 million, respectively.  Our Consolidated Statements of Operations and Comprehensive Income include a comprehensive loss, net of taxes, of approximately $0.6 million in the three months ended June 30, 2008 and comprehensive income, net of taxes, of approximately $0.1 million in the six months ended June 30, 2008 related to these derivative instruments. For the three and six months ended June 30, 2007, we reported comprehensive losses, net of taxes, of approximately $0.6 million and $0.5 million, respectively.

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

13.       Segment Disclosure

Our three operating divisions are our reportable segments. The Adult Secure Services segment consists of the operations of secure adult incarceration facilities. The Abraxas Youth and Family Services segment consists of providing residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of 10 and 18 who have either been adjudicated or suffer from behavioral problems and to certain adults as well. The Adult Community-Based Services segment consists of providing pre-release and halfway house programs for adult offenders who are either on probation or serving the last three to six-months of their sentences on parole and preparing for re-entry into society as well as community-based treatment and education programs as an alternative to incarceration. All of our customers and long-lived assets are located in the United States of America. The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 2 in our 2007 Annual Report on Form 10-K.  Intangible assets are not included in each segment’s reportable assets, and the amortization of intangible assets is not included in the determination of a reportable segment’s operating income. We evaluate performance based on income or loss from operations before general and administrative expenses, amortization of intangibles, interest and income taxes. Corporate and other assets are comprised primarily of cash, investment securities available for sale, accounts receivable, debt service and debt service reserve funds, deposits, property and equipment, deferred taxes, deferred costs and other assets. Corporate and other expenses from operations consists of depreciation and amortization on the corporate office facility and equipment and specific general and administrative charges pertaining to corporate personnel. Such expenses are presented separately, as they cannot be readily identified for allocation to a particular segment.

The following table excludes the results of discontinued operations for the revenue, pre-opening and start-up expenses and income from operations categories for all periods presented.  The only significant non-cash item reported in the respective segment’s income from operations is depreciation and amortization (excluding intangibles) (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Adult secure services	$50,305	$47,775	$100,204	$94,284
Abraxas youth and family services	26,886	26,767	54,659	53,565
Adult community-based services	17,455	16,952	35,175	33,289
Total revenues	$94,646	$91,494	$190,038	$181,138

Income from operations:
Adult secure services	$15,627	$11,756	$30,884	$23,627
Abraxas youth and family services	2,526	3,721	4,132	6,121
Adult community-based services	4,666	4,495	9,487	7,152
Subtotal	22,819	19,972	44,503	36,900
General and administrative expense	(7,232)	(7,175)	(13,766)	(15,532)
Amortization of intangibles	(484)	(561)	(973)	(1,121)
Corporate and other	(189)	(189)	(360)	(367)
Total income from operations	$14,914	$12,047	$29,404	$19,880

	June 30,	December 31,
	2008	2007
Assets:
Adult secure services	$335,328	$290,930
Abraxas youth and family services	106,607	109,478
Adult community-based services	58,680	63,008
Intangible assets, net	16,855	17,875
Corporate and other	85,317	81,496
Total assets	$602,787	$562,787

14.       Guarantor Disclosures

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

Condensed Consolidating Balance Sheet as of June 30, 2008 (in thousands) (unaudited)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$770	$215	$36	$—	$1,021
Accounts receivable	1,167	62,623	580	—	64,370
Restricted assets	—	2,901	32,462	—	35,363
Prepaid expenses and other	11,754	1,684	—	—	13,438
Total current assets	13,691	67,423	33,078	—	114,192
Property and equipment, net	214	284,832	144,086	(4,495)	424,637
Other assets:
Debt service reserve fund	—	—	23,585	—	23,585
Deferred costs and other	59,498	27,604	5,701	(52,430)	40,373
Investment in subsidiaries	56,552	1,856	—	(58,408)	—
Total assets	$129,955	$381,715	$206,450	$(115,333)	$602,787

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable and accrued liabilities	$41,729	$20,736	$5,135	$(264)	$67,336
Current portion of long-term debt	—	12	11,400	—	11,412
Total current liabilities	41,729	20,748	16,535	(264)	78,748
Long-term debt, net of current portion	158,763	21	134,100	—	292,884
Deferred tax liabilities	13,130	94	—	827	14,051
Other long-term liabilities	6,799	90	53,289	(55,785)	4,393
Intercompany	(303,177)	303,182	—	(5)	—
Total liabilities	(82,756)	324,135	203,924	(55,227)	390,076
Stockholders’ equity	212,711	57,580	2,526	(60,106)	212,711
Total liabilities and stockholders’ equity	$129,955	$381,715	$206,450	$(115,333)	$602,787

Condensed Consolidating Balance Sheet as of December 31, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,565	$408	$55	$—	$3,028
Investment securities	250	—	—	—	250
Accounts receivable	1,814	70,495	679	—	72,988
Restricted assets	—	2,486	25,629	(592)	27,523
Prepaids and other	11,362	1,519	—	—	12,881
Total current assets	15,991	74,908	26,363	(592)	116,670
Property and equipment, net	270	242,297	146,197	(4,812)	383,952
Other assets:
Debt service reserve fund	—	—	23,638	—	23,638
Deferred costs and other	56,500	24,460	6,035	(48,968)	38,027
Investment in subsidiaries	41,445	1,856	—	(43,301)	—
Total assets	$114,206	$343,521	$202,233	$(97,673)	$562,287

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$37,751	$15,463	$5,186	$(898)	$57,502
Current portion of long-term debt	—	11	11,400	—	11,411
Total current liabilities	37,751	15,474	16,586	(898)	68,913
Long-term debt, net of current portion	141,172	26	134,100	—	275,298
Deferred tax liabilities	12,387	94	—	745	13,226
Other long-term liabilities	6,705	162	49,702	(52,168)	4,401
Intercompany	(284,258)	284,263	—	(5)	—
Total liabilities	(86,243)	300,019	200,388	(52,326)	361,838
Stockholders’ equity	200,449	43,502	1,845	(45,347)	200,449
Total liabilities and stockholders’ equity	$114,206	$343,521	$202,233	$(97,673)	$562,287

Condensed Consolidating Statement of Operations for the three months ended June 30, 2008 (in thousands) (unaudited)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$4,502	$107,749	$4,502	$(22,107)	$94,646
Operating expenses	4,104	86,177	18	(22,019)	68,280
Depreciation and amortization	—	3,324	1,055	(159)	4,220
General and administrative expenses	7,216	—	16	—	7,232
Income from operations	(6,818)	18,248	3,413	71	14,914
Overhead allocations	(4,317)	4,317	—	—	—
Interest, net	1,819	1,274	2,536	(62)	5,567
Equity earnings in subsidiaries	13,253	—	—	(13,253)	—
Income from operations before provision for income taxes	8,933	12,657	877	(13,120)	9,347
Provision for income taxes	3,588	—	—	414	4,002
Net income	$5,345	$12,657	$877	$(13,534)	$5,345

Condensed Consolidating Statement of Operations for the three months ended June 30, 2007 (in thousands) (unaudited)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$4,502	$103,180	$4,502	$(20,690)	$91,494
Operating expenses	5,858	83,077	29	(20,604)	68,360
Depreciation and amortization	—	3,012	1,055	(155)	3,912
General and administrative expenses	7,157	—	18	—	7,175
Income (loss) from operations	(8,513)	17,091	3,400	69	12,047
Overhead allocations	(12,950)	12,950	—	—	—
Interest, net	1,770	1,272	2,876	—	5,918
Equity earnings in subsidiaries	3,219	—	—	(3,219)	—
Income from operations before provision for income taxes	5,886	2,869	524	(3,150)	6,129
Provision for income taxes	2,440	—	243	—	2,683
Net income	$3,446	$2,869	$281	$(3,150)	$3,446

Condensed Consolidating Statement of Operations for the six months ended June 30, 2008 (in thousands) (unaudited)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$9,004	$216,245	$9,004	$(44,215)	$190,038
Operating expenses	7,192	175,312	30	(44,043)	138,491
Depreciation and amortization	—	6,584	2,111	(318)	8,377
General and administrative expenses	13,731	—	35	—	13,766
Income (loss) from operations	(11,919)	34,349	6,828	146	29,404
Overhead allocations	(17,659)	17,659	—	—	—
Interest, net	3,887	2,547	5,552	(124)	11,862
Equity earnings in subsidiaries	15,055	—	—	(15,055)	—
Income from operations before provision for income taxes	16,908	14,143	1,276	(14,785)	17,542
Provision for income taxes	6,929	—	—	634	7,563
Net income	$9,979	$14,143	$1,276	$(15,419)	$9,979

Condensed Consolidating Statement of Operations for the six months ended June 30, 2007 (in thousands) (unaudited)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$9,004	$204,602	$9,004	$(41,472)	$181,138
Operating expenses	9,175	170,058	42	(41,302)	137,973
Depreciation and amortization	—	5,954	2,111	(312)	7,753
General and administrative expenses	15,495	—	37	—	15,532
Income (loss) from operations	(15,666)	28,590	6,814	142	19,880
Overhead allocations	(23,937)	23,937	—	—	—
Interest, net	3,562	2,546	6,444	—	12,552
Equity earnings in subsidiaries	2,409	—	—	(2,409)	—
Income from operations before provision for income taxes	7,118	2,107	370	(2,267)	7,328
Provision for income taxes	3,009	—	210	—	3,219
Net income	$4,109	$2,107	$160	$(2,267)	$4,109

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2008 (in thousands) (unaudited)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(19,730)	$38,791	$7,406	$26,467

Cash flows from investing activities:
Capital expenditures	—	(38,996)	—	(38,996)
Sales of investment securities	250	—	—	250
Proceeds from the sale of fixed assets	—	17	—	17
Payments to restricted debt payment account, net	—	—	(7,425)	(7,425)
Net cash provided by (used in) investing activities	$250	$(38,979)	$(7,425)	$(46,154)

Cash flows from financing activities:
Borrowings on line of credit	17,500	—	—	17,500
Tax benefit of stock option exercises	3	—	—	3
Payments on capital lease obligations	—	(5)	—	(5)
Proceeds from exercise of stock options	182	—	—	182
Net cash provided by (used in) financing activities	17,685	(5)	—	17,680

Net decrease in cash and cash equivalents	(1,795)	(193)	(19)	(2,007)

Cash and cash equivalents at beginning of period	2,565	408	55	3,028

Cash and cash equivalents at end of period	$770	$215	$36	$1,021

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2007 (in thousands) (unaudited)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(11,777)	$24,140	$5,449	$17,812

Cash flows from investing activities:
Capital expenditures	—	(15,003)	—	(15,003)
Acquisition of a facility	—	(8,948)	—	(8,948)
Purchases of investment securities	(241,425)	—	—	(241,425)
Sales of investment securities	244,900	—	—	244,900
Payments to restricted debt payment account, net	—	—	(5,483)	(5,483)
Net cash provided by (used in) investing activities	$3,475	$(23,951)	$(5,483)	$(25,959)

Cash flows from financing activities:
Tax benefit of stock option exercises	455	—	—	455
Payments on capital lease obligations	—	(5)	—	(5)
Proceeds from exercise of stock options	2,016	—	—	2,016
Net cash provided by (used in) financing activities	2,471	(5)	—	2,466

Net increase (decrease) in cash and cash equivalents	(5,831)	184	(34)	(5,681)

Cash and cash equivalents at beginning of period	18,083	371	75	18,529

Cash and cash equivalents at end of period	$12,252	$555	$41	$12,848

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Cornell Companies, Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Cornell,” the “Company,” “we,” “us” or “our”) is a leading provider of correctional, detention, educational, rehabilitation and treatment services outsourced by federal, state, county and local government agencies. We provide a diversified portfolio of services for adults and juveniles through our three operating divisions: (1) Adult Secure Services; (2) Abraxas Youth and Family Services and (3) Adult Community-Based Services. At June 30, 2008, we operated 72 facilities with a total service capacity of 18,830 and had one facility with a service capacity of 70 beds that was vacant. Our facilities are located in 15 states and the District of Columbia.

The following table sets forth for the periods indicated total residential service capacity and contracted beds in operation at the end of the periods shown, average contract occupancy percentages and total non-residential service capacity.

	June 30,	June 30,
	2008	2007
Residential
Service capacity (1)	16,147	15,211
Contracted beds in operation (end of period) (2)	15,298	13,331
Average contract occupancy based on contracted beds in operation (3) (4)	94.3%	101.7%
Non-Residential
Service capacity (5)	2,753	3,421

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

Our operating results for the six months ended June 30, 2008 were impacted by a few significant events.  We completed a 300 bed expansion at the D. Ray James Prison and activated these beds in February 2008. We also continued the 1,100 bed expansion at the Great Plains Correctional Facility and began the 700 bed expansion at the D. Ray James Prison. In addition, we recorded a contract-based revenue adjustment (in March 2008) of approximately $1.5 million at the Regional Correctional Center for the contract year ended March 2008 (no such adjustment was required for the contract year ended March 2007).

We derive substantially all of our revenues from providing adult corrections and treatment and juvenile justice, educational and treatment services outsourced by federal, state, county and local government agencies in the United States.  Revenues for our services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis or on a cost-plus reimbursement basis. For the three months ended June 30, 2008 our revenue base consisted of 53.0% for services provided under per diem contracts, 40.9% for services provided under take-or-pay and management contracts, 3.7% for services provided under cost-plus reimbursement contracts, 2.1% for services provided under fee-for-service contracts and 0.3% from other miscellaneous sources. For the three months ended June 30, 2007 our revenue base consisted of 67.7% for services provided under per diem contracts, 25.3% for services provided under take-or-pay and management contracts, 4.5% for services provided under cost-plus reimbursement contracts,

2.0% for services provided under fee-for-service contracts and 0.5% from other miscellaneous sources. The increase in the percentage of revenues provided under take-or-pay and management contracts in the three months ended June 30, 2008 was due primarily to the take-or-pay contract awarded by the Bureau of Prisons (“BOP”) to our Big Spring Correctional Center in 2007 and the 916 inmate take-or-pay contract awarded by the Arizona Department of Corrections at our Great Plains Correctional Facility under which we began operations in September 2007. The increase in the percentage of revenues provided under take-or-pay contracts was partially offset by (1) the transition of our management contract for the Donald W. Wyatt Detention Center to the facility owner in July 2007 and (2) the termination of our management contract for the Harrisburg Alternative Education School Program for the 2007-2008 school year.  The decrease in the percentage of revenues provided under per diem contracts in the three months ended June 30, 2008 as compared to the same period of the prior year was due primarily to the transition of the contracts at the Great Plains Correctional Facility and the Big Spring Correctional Center as previously noted. This was partially offset by the addition of the High Plains Correctional Facility, which we acquired in May 2007.

For the six months ended June 30, 2008 our revenue base consisted of 52.2% for services provided under per diem contracts, 41.5% for services provided under take-or-pay and management contracts, 3.9% for services provided under cost-plus reimbursement contracts, 2.1% for services provided under fee-for-service contracts and 0.3% from other miscellaneous sources.  For the six months ended June 30, 2007 our revenue base consisted of 67.3% for services provided under per diem contracts, 25.3% for services provided under take-or-pay and management contracts, 4.9% for services provided under cost plus reimbursement contracts, 2.2% for services provided under fee-for-service contracts and 0.3% from other miscellaneous sources. The increase in the percentage of revenues provided under take-or-pay and management contracts in the six months ended June 30, 2008 was due primarily to the take-or-pay contract awarded by the BOP to our Big Spring Correctional Center in 2007 and the 916 inmate take-or-pay contract awarded by the Arizona Department of Corrections at our Great Plains Correctional Facility under which we began operations in September 2007. The increase in the percentage of revenues provided under take-or-pay contracts was partially offset by (1) the transition of our management contract for the Donald W. Wyatt Detention Center to the facility owner in July 2007 and (2) the termination of our management contract for the Harrisburg Alternative Education School Program for the 2007-2008 school year.  The decrease in the percentage of revenues provided under per diem contracts in the six months ended June 30, 2008 as compared to the same period of the prior year was due primarily to the transition of the contracts at the Great Plains Correctional Facility and the Big Spring Correctional Center as previously noted. This decrease was partially offset by the addition of the High Plains Correctional Facility, which we acquired in May 2007.

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

Revenues for our Adult Secure Services division are primarily generated from per diem and take-or-pay contracts.  For the three months ended June 30, 2008 and 2007, we realized average per diem rates on our Adult Secure Services facilities of approximately $53.41 and $55.35, respectively.   For the six months ended June 30, 2008 and 2007, we realized average per diem rates of approximately $54.46 and $55.18, respectively.

Revenues for our Abraxas Youth and Family Services division are primarily generated from per diem, fee-for-service and cost-plus reimbursement contracts.  For the three months ended June 30, 2008 and 2007, we realized average per diem rates on our residential Abraxas Youth and Family Services facilities of approximately $190.46 and $167.00, respectively.  For the six months ended June 30, 2008 and 2007, we realized average per diem rates of approximately $188.66 and $169.23, respectively.  For the three months ended June 30, 2008 and 2007, we realized average fee-for-service rates for our non-residential community-based Abraxas Youth and Family Services facilities and programs, including rates that are limited by Medicaid and other private insurance providers, of approximately $49.33 and $44.48, respectively.  For the six months ended June 30, 2008 and 2007, we realized average fee-for-service rates of approximately $49.80 and $44.30, respectively. The majority of our Abraxas Youth and Family Services contracts renew annually. Our average fee-for-service rates may fluctuate from period-to-period due to changes in the mix of services provided.

Revenues for our Adult Community-Based Services division are primarily generated from per diem and fee-for-service contracts. For the three months ended June 30, 2008 and 2007, we realized average per diem rates on our residential Adult Community-Based Services facilities of approximately $65.80 and $62.04, respectively.  For the six months ended June 30, 2008 and 2007, we realized average per diem rates of $65.88 and $62.08, respectively.  For the three months ended June 30,

2008 and 2007, we realized average fee-for-service rates on our non-residential Adult Community-Based Services programs of approximately $12.62 and $13.59, respectively.  For the six months ended June 30, 2008 and 2007, we realized average fee-for-service rates of approximately $12.86 and $14.69, respectively.  Our average fee-for-service rates fluctuate from period-to-period due to changes in the mix of services provided by our various Adult Community-Based Services facilities and programs.

We have historically experienced higher operating margins in our Adult Secure Services and Adult Community-Based Services divisions as compared to our Abraxas Youth and Family Services division due to higher utilization and absorption of fixed costs.  Our operating margin in a given period will be impacted by those facilities which may either be dormant or have been reactivated during the period. We have reactivated several facilities in recent periods including the Hector Garza Residential Treatment Center and the Great Plains Correctional Facility in 2007.  Additionally, changes in contract terms resulting from contract renewals, revisions, or new contract awards can impact our operating margins.  Our operating margins within a division can vary from facility to facility based on various factors such as whether a facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the mix of services provided, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract and our ability to increase a facility’s contract revenue.  Under take-or-pay contracts for new or vacant facilities, such as the contract at the Moshannon Valley Correctional Center, operating margins are typically higher during the early stages of the contract as the facility’s population increases (as revenues are received at contract percentages regardless of occupancy level).  As variable costs (primarily resident related and certain facility costs) increase with the increase in population, operating margins will generally decline to a stabilized level.  A decline in occupancy at certain of our facilities can have a significant impact on our operating margins due to reduced absorption of fixed costs at these facilities.

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

We are responsible for all facility operating costs, except for certain debt service and interest or lease payments for facilities where we have a management contract only. At these facilities, the facility owner is responsible for all debt service and interest or lease payments related to the facility. We are responsible for all other operating expenses at these facilities. We operated 16 and 18 facilities under management contracts at June 30, 2008 and 2007, respectively.

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

We incur pre-opening and start-up expenses including payroll, benefits, training and other operating costs prior to opening a new or expanded facility and during the period of operation while occupancy is ramping up. These costs vary by contract. Since pre-opening and start-up costs are generally factored into the revenue per diem rate that is charged to the contracting agency, we typically expect to recover these upfront costs over the life of the contract. Because occupancy rates during an adult secure facility’s start-up phase typically result in capacity under-utilization for at least 90 to 180 days (and typically longer for a youth facility), we may incur additional post-opening start-up costs. We do not anticipate post-opening start-up costs at any Adult Secure Services facilities operated under any future contracts with the BOP because these contracts are currently expected to continue to be take-or-pay contracts, meaning that the BOP will pay at least 80.0% of the contractual monthly revenue once the facility opens, regardless of actual occupancy.

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

Working capital requirements generally increase immediately prior to commencing operations of a new or expanded facility as we incur start-up costs and purchase necessary equipment and supplies before facility management revenue is realized.

General and administrative expenses consist primarily of costs for corporate and administrative personnel who provide senior management, legal, finance, accounting, human resources, investor relations, payroll and information systems, costs of business development and outside professional and consulting fees.

Recent Developments

Great Plains Correctional Facility

In May 2007, we were awarded a contract by the Arizona Department of Corrections for our Great Plains Correctional Facility in Hinton, Oklahoma. The contract calls for a total of 2,000 medium-security inmates to be housed at the facility. We currently house approximately 916 inmates and the remainder will be housed through an expansion of the existing facility. We began receiving inmates in September 2007 and substantially completed the initial ramp-up in December 2007. The expansion of the facility to accommodate all 2,000 inmates commenced in the fourth quarter of 2007 and is expected to be completed by the third quarter of 2008. We currently estimate that the expansion cost will be approximately $45.0 million.  As of June 30, 2008, we had incurred and capitalized costs of approximately $33.1 million related to this expansion.  We believe that our existing cash and available balance under our Amended Credit Facility will provide adequate funding to complete this facility expansion.

D. Ray James Prison

In February 2008, we completed the initial expansion of the D. Ray James Prison in Georgia to increase its service capacity by approximately 300 beds to a total service capacity of 2,170 beds.

In August 2007, we announced that we were initiating a second expansion of the D. Ray James Prison. This expansion project will increase the facility’s service capacity by an additional 700 beds for a total service capacity of approximately 2,800 beds. This expansion project began in the first quarter of 2008 and is expected to be completed in the first quarter of 2009. We currently estimate that the capital expenditures related to this expansion project will be approximately $34.7 million.  As of June 30, 2008, we had incurred and capitalized costs of approximately $13.6 million related to this expansion. We believe that our existing cash and available balance under our Amended Credit Facility will provide adequate funding to complete this facility expansion.

Regional Correctional Center

In July 2007, we were notified by the Bureau of Immigration and Customs Enforcement (“ICE”) that it was removing all ICE detainees from the Regional Correctional Center in Albuquerque, New Mexico. The withdrawal was completed in early August 2007 and ICE informed us in February 2008 that it would not resume use of the facility.  Also, in February 2008, the client, the Office of Federal Detention Trustee (“OFDT”), attempted to unilaterally amend its agreement to reduce the number of minimum annual guaranteed mandays under the agreement. We do not believe OFDT has the right to make such a change.  Refer to “-Results of Operations — Liquidity and Capital Resources - Contractual Uncertainties Related to Certain Facilities - Regional Correctional Center” for more information concerning this and other developments concerning the Regional Correctional Center.

Hudson Colorado

We have signed an agreement pursuant to which we will lease a new 1,250 male bed adult secure facility in Hudson, Colorado. The facility will be constructed and owned by a third party and will be built on land we plan to sell to the third party. We will retain approximately 270 acres out of the original 320 acres we acquired in 2007 after the sale to the third party. We expect the construction, which should begin in August 2008, to be completed in the fall of 2009.  We have signed an implementation agreement with the Colorado Department of Corrections (“Colorado DOC”), which governs the construction of the facility and contemplates a service agreement which can be entered into upon completion of the implementation agreement.  We expect to begin receiving inmates in the fourth quarter of 2009.  We expect to enter into a service agreement for the facility with the Colorado DOC but can make no assurances that we will do so.

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

FASB Staff Position No. FAS 142-3

This FASB Staff Position (“FSP”) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations” and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is not permitted.  We do not expect this FSP to have a significant impact on our consolidated financial position, results of operations or cash flows.

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

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement.  The following table summarizes the valuation of our financial assets and liabilities by pricing levels, as defined by the provisions of SFAS No. 157, as of June 30, 2008:

	Fair Value as of June 30, 2008 (in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Cash and Cash Equivalents	$1,021	$—	$—	$1,021
Corporate Bonds	—	16,110	—	16,110
Money Market Funds	—	39,937	—	39,937
Liabilities:
Derivative Instruments (Debt Service Funds)	$—	$—	$1,951	$1,951

The corporate bonds and money market funds are carried in debt service fund and other restricted assets and the debt service reserve fund in the accompanying balance sheet. The derivative instruments is carried in other long term liabilities in the accompany balance sheet.

SFAS No. 157 requires a reconciliation of the beginning and ending balances for fair value measurements using Level 3 inputs.  The table below sets forth a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2008 (in thousands):

Derivative instruments as of December 31, 2007	$2,151
Unrealized gain, net	(735)
Tax provision	(511)
Derivative instruments as of March 31, 2008	905
Unrealized loss, net	618
Tax benefit	428
Derivative instruments as of June 30, 2008	$1,951

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

Statement of Financial Accounting Standards No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements –– An Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  This statement clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.

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

Statement of Financial Accounting Standards No. 162

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  SFAS No. 162 is effective sixty days following the SEC’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present Fairly’ in Conformity with Generally Accepted Accounting Principles.”  We do not expect this pronouncement to have a significant impact on our consolidated financial position, results of operations or cash flows.

FASB Staff Position No. EITF 03-6-1

This FASB Staff Position (“FSP”) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in FASB Statement No. 128, “Earnings Per Share”.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and the interim periods within those years.  All prior-period EPS data will have to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP.  Early application is not permitted.  We do not expect this FSP to have a significant impact on our consolidated financial position, results of operations or cash flows.

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

Cash Flows From Operating Activities.  Cash provided by operations was approximately $26.5 million for the six months ended June 30, 2008 compared to $17.8 million for the six months ended June 30, 2007.  The increase from the prior period was principally due to higher net income as well as changes in certain working capital accounts (including accounts payable and accrued liabilities) due to timing of payments.

Cash Flows From Investing Activities.  Cash used in investing activities was approximately $46.2 million for the six months ended June 30, 2008 due to capital expenditures of $39.0 million related primarily to the expansion projects at the D. Ray James Prison and the Great Plains Correctional Facility and net payments to the restricted debt payment account of $7.4 million.  Additionally, we had sales of investment securities of $0.3 million.  Cash used in investing activities was approximately $26.0 million for the six months ended June 30, 2007 due to the purchase of the High Plains Correctional Facility in May 2007 for approximately $8.9 million, capital expenditures of approximately $15.0 million related primarily to the expansion projects at the Big Spring Correctional Center and the D. Ray James Prison and net payments to the restricted debt payment account of approximately $5.5 million. These cash flows were partially offset by net sales of investment securities of approximately $3.5 million.

Cash Flows From Financing Activities.  Cash provided by financing activities was approximately $17.7 million due primarily to borrowings on our Amended Credit Facility of $17.5 million and proceeds from the exercise of stock options of $0.2 million. Cash provided by financing activities was approximately $2.5 million for the six months ended June 30, 2007 due primarily to the proceeds from stock option exercises and the related tax benefit of these stock option exercises.

Treasury Stock Repurchases.  We did not purchase any of our common stock in the six months ended June 30, 2008 and 2007.

Long-Term Credit Facilities.  Our Amended Credit Facility provides for borrowings up to $100.0 million (including letters of credit), matures in December 2011 and bears interest, at our election depending on our total leverage ratio, at either the LIBOR rate plus a margin ranging from 1.50% to 2.25%, or a rate which ranges from 0.00% to 0.75% above the applicable prime rate. The available commitment under our Amended Credit Facility was approximately $42.8 million at June 30, 2008.  We had outstanding borrowings under our Amended Credit Facility of $47.5 million and we had outstanding letters of credit of approximately $9.7 million at June 30, 2008.  Subject to certain requirements, we have the right to increase the commitments under our Amended Credit Facility up to $150.0 million.  The Amended Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. The Amended Credit Facility is not secured by the assets of MCF, a special purpose entity. Our Amended Credit Facility contains commonly used covenants including compliance with laws and limitations on certain financing transactions and mergers and also includes various financial covenants.  We believe the most restrictive covenant under our Amended Credit Facility is the fixed charge coverage ratio.  At June 30, 2008, we were in compliance with all of our debt financial covenants.

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

As the Senior Notes are now redeemable at our option (subject to the requirements noted) we anticipate we will monitor the capital markets and continue to assess our capital needs and our capital structure, including a potential redemption of the Senior Notes.

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

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate.  The terms of the interest rate swap contract and the underlying debt instrument were identical.  The swap agreement was designated as a fair value hedge.  The swap had a notional amount of $84.0 million and matured in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, we paid, on a semi-annual basis (each January 1 and July 1), a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and received a fixed-rate interest of 10.75%. For the three and six months ended June 30, 2007, we recorded interest expense related to this interest rate swap of approximately $0.09 million and $0.1 million, respectively. The swap agreement was marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes.  The carrying value of the Senior notes as of this date was adjusted accordingly by the same amount. Because the swap agreement was an effective fair-value hedge, there was no effect on our results of operations from the mark-to-market adjustment as long as the swap was in effect. In October 2007, we terminated the swap agreement. We received approximately $0.2 million in conjunction with the termination, which is being amortized over the remaining term of the Senior Notes.

Future Liquidity

On August 1, 2008, we filed with the Securities and Exchange Commission (“SEC”) a shelf registration statement on Form S-3 for the potential for offerings from time to time of up to $75.0 million in gross proceeds of debt securities, common stock, preferred stock, warrants or certain other securities. The SEC has not yet declared this shelf registration statement effective. Once effective, we may use the registration statement to issue such securities from time to time.

We expect to use existing cash balances, internally generated cash flows and borrowings from our Amended Credit Facility to fulfill anticipated obligations such as capital expenditures, working-capital needs and scheduled debt maturities. We also continue to analyze (1) our capital structure, including a potential refinancing of our Senior Notes,  (2) financing for our expected future capital expenditures, including potential acquisitions, and (3) financing using our shelf registration statement once it is effective. We will consider potential acquisitions from time to time. Our principal focus for acquisitions is anticipated to be in our Adult Secure Services and Adult Community-Based Services divisions, although we would also pursue attractively priced acquisitions in our Abraxas Youth and Family Services division. We may decide to use internally generated funds, bank financing, equity issuances,  debt issuances or a combination of any of the foregoing to finance our future capital needs.

Our internally generated cash flow is directly related to our business. Should the private corrections and juvenile businesses deteriorate, or should we experience poor results in our operations, cash flow from operations may be reduced. We have, however, continued to generate positive cash flow from operating activities over recent years and expect that cash flow will continue to be positive over the next year. Our access to debt and equity markets may be reduced or closed to us due to a variety of events, including, among others, restrictions under our Senior Notes indenture or our Amended Credit Facility, industry conditions, general economic conditions, market conditions, credit rating agency downgrades of our debt and market perceptions of us and our industry.

Results of Operations

The following table sets forth for the periods indicated the percentages of revenue represented by certain items in our historical consolidated statements of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	72.1	74.7	72.9	76.1
Depreciation and amortization	4.5	4.3	4.4	4.3
General and administrative expenses	7.6	7.8	7.2	8.6
Income from operations	15.8	13.2	15.5	11.0
Interest expense, net	5.9	6.5	6.3	6.9
Income from operations before provision for income taxes	9.9	6.7	9.2	4.1
Provision for income taxes	4.3	2.9	3.9	1.8
Net income	5.6%	3.8%	5.3%	2.3%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues.  Revenues increased approximately $3.1 million, or 3.4%, to $94.6 million for the three months ended June 30, 2008 from $91.5 million for the three months ended June 30, 2007.

Adult Secure Services. Adult Secure Services revenues increased approximately $2.5 million, or 5.2%, to $50.3 million for the three months ended June 30, 2008 from $47.8 million for the three months ended June 30, 2007 due primarily to (1) revenues of $4.7 million at the Great Plains Correctional Facility which began operating under a contract with the Arizona Department of Corrections in September 2007 (this facility was vacant in the three months ended June 30, 2007), (2) an increase in revenues of $2.7 million at the Big Spring Correctional Center due to increased occupancy as a result of the facility expansion completed in November 2007 related to the take-or-pay contract awarded to us by the Bureau of Prisons (“BOP”) in 2007, (3) an increase in revenues of $1.4 million at the D. Ray James Prison due to increased occupancy resulting from the facility expansion completed in the first quarter of 2008 and (4) an increase in revenues of $0.6 million at the High Plains Correctional Facility acquired in May 2007.  The increase in revenues due to the above was offset, in part, by (1) a decrease in revenues of $3.7 million at the Regional Correctional Center due to decreased occupancy resulting from the removal of all ICE inmates as of August 2007 and (2) a decrease in revenues of $3.5 million due to the transfer of our management contract for the Donald W. Wyatt Detention Center to the facility’s owner in July 2007.  The remaining net increase in revenues of $0.3 million was due to various insignificant fluctuations in revenues at our other Adult Secure Services facilities.

At June 30, 2008, we operated 10 Adult Secure Services facilities with an aggregate service capacity of 11,200.  Average contract occupancy was 92.4% for the three months ended June 30, 2008 compared to 104.2% for the three months ended June 30, 2007. The average per diem rate for our Adult Secure Services facilities was approximately $53.41 and $55.35 for the three months ended June 30, 2008 and 2007, respectively.

Abraxas Youth and Family Services.  Abraxas Youth and Family Services revenues increased approximately $0.1 million, or 0.4%, to $26.9 million for the three months ended June 30, 2008 from $26.8 million for the three months ended June 30, 2007 due primarily to (1) an increase in revenues of $1.3 million at the Cornell Abraxas Academy due to increased occupancy, (2) an increase in revenues of $0.7 million at the Southern Peaks Regional Treatment Center due to both improved occupancy and a shift in customer mix and (3) revenues of $0.3 million at the Hector Garza Residential Treatment Center which we reactivated in August 2007.  The increase in revenues due to the above was offset by (1) a decrease in revenues of $1.5 million at the Cornell Abraxas I (“A-1”) facility due to reduced occupancy and (2) a decrease in revenues of $0.9 million due to the termination of our management contract for the Harrisburg Alternative Education School Program for the 2007-2008 school year (due to lack of funding by the contracting agency).  The remaining net increase in revenues of $0.2 million was due to various insignificant fluctuations in revenues at our other Abraxas Youth and Family Services facilities and programs.

At June 30, 2008, we operated 18 residential Abraxas Youth and Family Services facilities and 11 non-residential Abraxas Youth and Family Services community-based programs with an aggregate service capacity of 3.488. Additionally, we had one facility that was vacant at June 30, 2008 with a service capacity of 70 beds.  Average contract occupancy for the three months ended June 30, 2008 was 81.9% compared to 95.2% for the three months ended June 30, 2007.

The average per diem rate for our residential Abraxas Youth and Family Services facilities was approximately $190.46 for the three months ended June 30, 2008 compared to $167.00 for the three months ended June 30, 2007.  Our average fee-for-service rate for our non-residential Abraxas Youth and Family Services community-based facilities and programs was approximately $49.33 for the three months ended June 30, 2008 compared to $44.48 for the three months ended June 30, 2007. The increase in our average fee-for-service rate in 2008 was due to changes in the mix of services provided at our various Abraxas Youth and Family Services facilities and programs.

Adult Community-Based Services. Adult Community-Based Services revenues increased approximately $0.5 million, or 2.9%, to $17.5 million for the three months ended June 30, 2008 from $17.0 million for the three months ended June 30, 2007 due to various insignificant fluctuations in revenues at our various Adult Community-Based Services facilities and programs.

At June 30, 2008, we operated 28 residential Adult Community-Based Services facilities and five non-residential Adult Community-Based Services programs with an aggregate service capacity of 4,142.  Average contract occupancy was 101.0% for the three months ended June 30, 2008 compared to 102.6% for the three months ended June 30, 2007.

The average per diem rate for our residential Adult Community-Based Services facilities was approximately $65.80 for the three months ended June 30, 2008 compared to $62.04 for the three months ended June 30, 2007.  The average fee-for-service rate for our non-residential Adult Community-Based Services programs was approximately $12.62 for the three months ended June 30, 2008 compared to $13.59 for the three months ended June 30, 2007.

We gave notice of early termination of our management contract for the Lincoln County Detention Center in Lincoln County, New Mexico in February 2008 and transitioned operation of the facility to a new operator in May 2008.  We faced continual staffing and other issues in the rural area and decided that our continued operation of that facility was not in the best interest of our shareholders.  The contract for this facility generated revenues of approximately $0.2 million in the three months ended June 30, 2008 and approximately $0.5 million in the three months ended June 30, 2007.

Operating Expenses. Operating expenses decreased approximately $0.1 million, or 0.1%, to $68.3 million for the three months ended June 30, 2008 from $68.4 million for the three months ended June 30, 2007.

Adult Secure Services. Adult Secure Services operating expenses decreased approximately $1.7 million, or 5.0%, to $32.2 million for the three months ended June 30, 2008 from $33.9 million for the three months ended June 30, 2007 due primarily to (1) a decrease in operating expenses of $3.3 million due to the transition of our management contract for the Donald W. Wyatt Detention Center to the facility’s owner in July 2007 and (2) a decrease in operating expenses of $1.5 million at the Regional Correctional Center due to the removal of all ICE inmates as of August 2007.  The decrease in operating expenses due to the above was offset, in part, by (1) an increase in operating expenses of $2.6 million at the Great Plains Correctional Facility due to increased occupancy resulting from our contract with the Arizona Department of Corrections which commenced in September 2007, (2) an increase in operating expenses of $0.8 million at the D. Ray James Prison due to increased occupancy resulting from the facility expansion completed in the first quarter of 2008 and (3) an increase in operating expenses of $0.4 million at the High Plains Correctional Facility acquired in May 2007. The remaining net decrease in operating expenses of approximately $0.7 million was due to various insignificant fluctuations in operating expenses at our other Adult Secure Services facilities.

As a percentage of segment revenues, Adult Secure Services operating expenses were 64.1% for the three months ended June 30, 2008 compared to 71.0% for the three months ended June 30, 2007.   The 2008 operating margin was favorably impacted primarily by the 2007 contract awards at the Big Spring Correctional Center and the Great Plains Correctional Facility (which began in November 2007 and September 2007, respectively), and the related expansions at these facilities.

Abraxas Youth and Family Services.  Abraxas Youth and Family Services division operating expenses increased approximately $1.2 million, or 5.4%, to $23.6 million for the three months ended June 30, 2008 from $22.4 million for the three months ended June 30, 2007 due primarily to (1) an increase in operating expenses of $0.8 million at the Cornell Abraxas Academy due to increased occupancy and (2) an increase in operating expenses of $0.3 million at the Hector Garza Residential Treatment Center which we reactivated in August 2007.  The increase in operating expenses due to the above was offset, in part, by a decrease in operating expenses of $0.6 million due to the termination of our management contract for the Harrisburg Alternative Education School Program for the 2007-2008 school year (due to lack of funding by the contracting agency). The remaining net increase in operating expenses of approximately $0.7 million was due to various insignificant fluctuations in operating expenses at our other Abraxas Youth and Family Services facilities and programs.  As a percentage of segment revenues, Abraxas Youth and Family Services operating expenses were 87.9% for the three months ended June 30, 2008 compared to 83.6% for the three months ended June 30, 2007.  The 2008 operating margin was negatively impacted by decreased operations at certain facilities, including the A-1 facility.

Adult Community-Based Services. Adult Community-Based Services operating expenses increased approximately $0.3 million, or 2.5%, to $12.4 million for the three months ended June 30, 2008 from $12.1 million for the three months ended June 30, 2007 due to various insignificant fluctuations in operating expenses at our Adult Community-Based Services facilities and programs.

As a percentage of segment revenues, Adult Community-Based Services operating expenses were 71.0% for the three months ended June 30, 2008 compared to 71.2% for the three months ended June 30, 2007.

Impairment of Long-Lived Assets.  We evaluate the realization of our long-lived assets at least annually or when changes in circumstances or a specific triggering event indicates that the carrying value of the asset may not be recoverable.  As a part of our evaluation, we make judgments regarding such factors as estimated market values and the potential future operating results and undiscounted cash flows associated with individual facilities or assets.  Additionally, should we decide to sell a facility or other such asset, realization is evaluated based on the estimated sales price based on the best market information available.  In conjunction with our review of certain of our long-lived assets based on estimated market values associated with these assets, we determined that our carrying value for a currently vacant site was not fully recoverable and exceeded its fair value and, as a result, we recorded an impairment charge of $0.3 million in the three months ended June 30, 2008.  This charge is reflected in general and administrative expenses in the accompanying financial statements.

Depreciation and Amortization.  Depreciation and amortization expense was approximately $4.2 million and $3.9 million for the three months ended June 30, 2008 and 2007, respectively.  Amortization of intangibles was approximately $0.5 million and $0.6 million for the three months ended June 30, 2008 and 2007, respectively.

General and Administrative Expenses. General and administrative expenses were approximately $7.2 million for the three months ended June 30, 2008 and 2007.  General and administrative expenses for the three months ended June 30, 2007 include legal and professional expenses of approximately $0.5 million related to the Terminated Merger Agreement.

Interest. Interest expense, net of interest income, decreased to approximately $5.6 million for the three months ended June 30, 2008 from $5.9 million for the three months ended June 30, 2007. Capitalized interest for the three months ended June 30, 2008 was approximately $0.8 million and related to the facility expansion projects at the Great Plains Correctional Facility and the D. Ray James Prison.  Capitalized interest for the three months ended June 30, 2007 was approximately $0.2 million and related to the facility expansion projects at the Big Spring Correctional Center and the D. Ray James Prison.

Income Taxes. For the three months ended June 30, 2008, we recognized a provision for income taxes at an estimated effective rate of 42.8%.  For the three months ended June 30, 2007, we recognized a provision for income taxes at an estimated effective rate of 43.8%.  The change in our estimated effective tax rate in 2008 was related to an increase in operating income across certain of our business segments and the resulting decreased impact of certain non-deductible expenses such as lobbying and equity expense attributable to certain share based awards.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues. Revenues increased approximately $8.9 million, or 4.9%, to $190.0 million for the six months ended June 30, 2008 from $181.1 million for the six months ended June 30, 2007.

Adult Secure Services. Adult Secure Services revenues increased approximately $5.9 million, or 6.3%, to $100.2 million for the six months ended June 30, 2008 from $94.3 million for the six months ended June 30, 2007 due primarily to (1) an increase in revenues of approximately $7.6 million at the Great Plains Correctional Facility due to increased occupancy resulting from our contract with the Arizona Department of Corrections which began in September 2007, (2) an increase in revenues $5.8 million at the Big Spring Correctional Center due to increased occupancy resulting from the facility expansion completed in November 2007, (3) an increase in revenues of $2.4 million at the D. Ray James Prison due to increased occupancy resulting from the facility expansion completed in the first quarter of 2008 and (4) an increase in revenues of $1.7 million at the High

Plains Correctional Facility acquired in May 2007.  The increase in revenues due to the above was offset, in part, by (1) a decrease in revenues of approximately $6.8 million due to the transition of our management contract for the Donald W. Wyatt Detention Center to the facility’s owner in July 2007 and (2) a decrease in revenues of $5.8 million at the Regional Correctional Center due to the removal of all ICE inmates as of August 2007 (including the $1.5 million Contract-based revenue adjustments in March 2008).  The remaining net increase in revenues of $1.0 million was due to various insignificant fluctuations in revenues at our other Adult Secure Services facilities.

Average contract occupancy for the six months ended June 30, 2008 was 94.0% compared to 103.2% for the six months ended June 30, 2007.  The average per diem rate for our Adult Secure Services facilities was approximately $54.46 and $55.18 for the six months ended June 30, 2008 and 2007, respectively.

Abraxas Youth and Family Services.  Abraxas Youth and Family Services revenues increased approximately $1.1 million, or 2.1%, to $54.7 million for the six months ended June 30, 2008 from $53.6 million for the six months ended June 30, 2007 due to (1) an increase in revenues of $2.7 million at the Cornell Abraxas Academy due to increased occupancy, (2) revenues of $0.9 million at the Hector Garza Residential Treatment Center which we reactivated in August 2007, (3) an increase in revenues of $1.1 million at the Southern Peaks Regional Treatment Center due to both improved occupancy and a change in customer mix and (4) an increase in revenues of approximately $1.0 million due to the addition of several new alternative education programs in 2008.  The increase in revenues due to the above was offset, in part, by (1) a decrease in revenues of approximately $1.7 million at A-1 due to decreased occupancy, (2) a decrease in revenues of $0.9 million at the Alexander Youth Services Center which closed in January 2007, (3) a decrease in revenues of $1.8 million due to the termination of our management contract for the Harrisburg Alternative Education School Program for the 2007-2008 school year (due to lack of funding by the contracting agency) and (4) a decrease in revenues of $0.8 million at the Texas Adolescent Treatment Center due to decreased occupancy.  The remaining net increase in revenues of $0.6 million was due to various insignificant fluctuations in revenues at our other Abraxas Youth and Family Services facilities and programs.

Average contract occupancy was 83.8% and 93.6% for the six months ended June 30, 2008 and 2007, respectively. The average per diem rate for our residential Abraxas Youth and Family Services facilities was approximately $188.66 and $169.23 for the six months ended June 30, 2008 and 2007, respectively.  The average fee-for-service rate for our non-residential Abraxas Youth and Family Services community-based facilities and programs was approximately $49.80 and $44.30 for the six months ended June 30, 2008 and 2007, respectively. The increase in the average fee-for-service rate for 2008 was due to changes in the mix of services provided by our various non-residential Abraxas Youth and Family Services facilities and programs.

Adult Community-Based Services. Adult Community-Based Services revenues increased approximately $1.9 million, or 5.7%, to $35.2 million for the six months ended June 30, 2008 from $33.3 million for the six months ended June 30, 2007 primarily due to (1) revenues of $0.6 million at the Cordova Center due to improved occupancy and (2) increased revenues of $0.4 million at the Midtown Center which was vacant in the six months ended June 30, 2007.  The remaining net increase in revenues of $0.9 million was due to various insignificant fluctuations in revenues at our other Adult Community-Based Services facilities and programs.

Average contract occupancy for both the six months ended June 30, 2008 and 2007 was 100.9%.  The average per diem rate for our residential Adult Community-Based Services facilities was $65.88 and $62.08 for the six months ended June 30, 2008 and 2007, respectively.  The average fee-for-service rate for our non-residential Adult Community-Based Services programs was $12.86 and $14.69 for the six months ended June 30, 2008 and 2007, respectively. The decrease in the average fee-for-service rate for 2008 was due to changes in the mix of services provided by our various non-residential Adult Community-Based Services facilities and programs.

We gave notice of early termination of our management contract for the Lincoln County Detention Center in Lincoln County, New Mexico in February 2008 and transitioned operation of the facility to a new operator in May 2008.  We faced continual staffing and other issues in the rural area and decided that our continued operation of that facility was not in the best interest of our shareholders.  The contract for this facility generated revenues of approximately $0.6 and $1.0 million in the six months ended June 30, 2008 and 2007, respectively.

Operating Expenses. Operating expenses increased approximately $0.5 million, or 0.4%, to $138.5 million for the six months ended June 30, 2008 from $138.0 million for the six months ended June 30, 2007.

Adult Secure Services. Adult Secure Services operating expenses decreased approximately $2.0 million, or 3.0%, to $64.5 million for the six months ended June 30, 2008 from $66.5 million for the six months ended June 30, 2007 due to (1) a decrease in operating expenses of $6.3 million due to the transition of our management contract for the Donald W. Wyatt Detention Center to the facility’s owner in July 2007, (2) a decrease in operating expenses of $2.0 million at the

Regional Correctional Center due to decreased occupancy as a result of the removal of all ICE inmates as of August 2007 and (3) a decrease in divisional administrative expenses of approximately $1.7 million.  The decrease in operating expenses due to the above was offset by (1) an increase in operating expenses of $3.6 million at the Great Plains Correctional Facility due to increased occupancy resulting from the commencement of our operating contract with the Arizona Department of Corrections in September 2007, (2) an increase in operating expenses of $1.5 million at the D. Ray James Prison due to increased occupancy resulting from the facility expansion completed in the first quarter of 2008, (3) an increase in operating expenses of $1.4 million at the High Plains Correctional Facility acquired in May 2007 and (4) an increase in operating expenses of $0.7 million at the Big Spring Correctional Center due to increased occupancy following the facility expansion completed in November 2007. The remaining net increase in operating expenses of $0.8 million was due to various insignificant fluctuations in operating expenses at our other Adult Secure Services facilities.

As a percentage of segment revenues, Adult Secure Services operating expenses were 64.3% for the six months ended June 30, 2008 compared to 70.5% for the six months ended June 30, 2007. The 2008 operating margin was favorably impacted by the $1.5 million contract-based revenue adjustment at the Regional Correctional Center for the contract year ended March 2008 (which we recognized in March 2008) and by the reactivation of the Great Plains Correctional Facility in September 2007.

Abraxas Youth and Family Services.  Abraxas Youth and Family Services operating expenses increased approximately $3.0 million, or 6.5%, to $49.1 million for the six months ended June 30, 2008 from $46.1 million for the six months ended June 30, 2007 due primarily to (1) an increase in operating expenses of $1.6 million at the Cornell Abraxas Academy due to increased occupancy, (2) an increase in operating expenses of $0.6 million at the Hector Garza Residential Treatment Center which we reactivated in August 2007, (3) an increase in operating expenses of $0.4 million at the Southern Peaks Regional Treatment Center due to increased occupancy and (4) an increase in operating expenses of $0.6 million due to the addition of several new alternative education programs in 2008.  The increase in operating expenses due to the above was offset, in part, by a decrease in operating expenses of $1.4 million due to the termination of our management contract for the Harrisburg Alternative Education School Program for the 2007-2008 school year (due to lack of funding by the contracting agency).  The remaining net increase in operating expenses of approximately $1.2 million was due to various insignificant fluctuations in operating expenses at our other Abraxas Youth and Family Services facilities and programs.

As a percentage of segment revenues, Abraxas Youth and Family Services operating expenses were 89.8% and 86.0% for the six months ended June 30, 2008 and 2007, respectively.  As noted previously , the 2008 operating margin was negatively impacted by certain facilities, including the occupancy decline at the A-1 facility.

Adult Community-Based Services. Adult Community-Based Services operating expenses decreased approximately $0.5 million, or 2.0%, to $24.9 million for the six months ended June 30, 2008 from $25.4 million for the six months ended June 30, 2007 due to various insignificant fluctuations in operating expense at our Adult Community-Based Services facilities and programs. As a percentage of segment revenues, Adult Community-Based Services operating expenses were 70.8% for the six months ended June 30, 2008 compared to 76.2% for the six months ended June 30, 2007.  The 2008 operating margin was favorably impacted by increased operations and a change in mix of services provided during the period.

Impairment of Long-Lived Assets.  We evaluate the realization of our long-lived assets at least annually or when changes in circumstances or a specific triggering event indicates that the carrying value of the asset may not be recoverable.  As a part of our evaluation, we make judgements regarding such factors as estimated market values and the potential future operating results and undiscounted cash flows associated with individual facilities or assets.  Additionally, should we decide to sell a facility or other such asset, realization is evaluated based on the estimated sales price based on the best market information available. In conjunction with our review of certain of our long-lived assets based on estimated market values associated with these assets, we determined that our carrying value for a currently vacant site was not fully recoverable and exceeded its fair value and, as a result, we recorded an impairment charge of $0.3 million in the six months ended June 30, 2008.  This charge is included in general and administrative expenses in the accompanying financial statements.

Depreciation and Amortization.  Depreciation and amortization expense was approximately $8.4 million and $7.8 million for the six months ended June 30, 2008 and 2007, respectively.  Depreciation of property and equipment increased approximately $0.8 million due to depreciation expense related to the activated facility expansions at the Big Spring Correctional Center and the D. Ray James Prison as well as depreciation related to the High Plains Correctional Center acquired in May 2007.  Amortization of intangibles was approximately $1.0 million and $1.1 million for the six months ended June 30, 2008 and 2007, respectively.

General and Administrative Expenses. General and administrative expenses decreased approximately $1.7 million, or 11.0%, to approximately $13.8 million for the six months ended June 30, 2008 from $15.5 million for the six months ended June 30, 2007 due primarily to the reimbursement of approximately $2.5 million of costs to Veritas related to the Terminated Merger Agreement.

Interest. Interest expense, net of interest income, decreased to approximately $11.9 million for the six months ended June 30, 2008 from $12.6 million for the six months ended June 30, 2007.  For the six months ended June 30, 2008, we capitalized interest of approximately $1.3 million related to the expansion projects at the D. Ray James Prison and the Great Plains Correctional Facility.  For the six months ended June 30, 2007, we capitalized interest of approximately $0.2 million related to the facility expansion projects at the Big Spring Correctional Center and the D. Ray James Prison.

Income Taxes. For the six months ended June 30, 2008, we recognized a provision for income taxes at an estimated effective rate of 43.1%.  For the six months ended June 30, 2007, we recognized a provision for income taxes at an estimated effective rate of 43.9%.  The change in our estimated effective tax rate in 2008 was related to an increase in operating income across certain of our business segments and the resulting decreased impact of certain non-deductible expenses such as lobbying and equity expense attributable to certain share based awards.

Contractual Uncertainties Related to Certain Facilities

Regional Correctional Center. In July 2007, we were notified by ICE that it was removing all ICE detainees from the Regional Correctional Center. The withdrawal of all ICE detainees was completed in early August 2007.  In February 2008, ICE informed us that it would not resume use of the facility. The facility is still being utilized by the United States Marshall Service (“USMS”), and since May 2008 by the BOP, but not at its full capacity.  OFDT holds the contract on behalf of ICE, USMS and the BOP with the Bernalillo County (the “County”) through an intergovernmental services agreement, and we have an agreement with the County.  In February 2008, OFDT attempted to unilaterally amend its agreement with the County to reduce the number of minimum annual guaranteed mandays under the agreement from 182,500 to 66,300.  Neither we nor the County believe OFDT has the right to unilaterally amend the contract in this manner, and OFDT has been informed of our position. Either party to the intergovernmental services agreement has the right to terminate upon 180 days notice.

Also, there is a motion pending in a lawsuit against the County concerning the County jail system that could involve the Regional Correctional Center in such case.  Jimmy McClendon and other plaintiffs sued the County in federal district court in the District of New Mexico in 1994 over conditions at the county jail, which was then located at what is now the Regional Correctional Center and run by the County.  The County subsequently built their new Metropolitan Detention Center to house the County inmates and also negotiated two stipulated agreements in 2004 designed to end the McClendon lawsuit.  The court in that case is considering the application of the lawsuit to the Regional Correctional Center as a result of the County’s ownership of the facility.  The County has informed us that, should the court rule that the case applies to the facility, it plans to appeal the decision since the County does not believe McClendon should apply to RCC.  We do not believe we are contractually obligated to bear any incremental costs of complying with McClendon although the County has expressed its desire for us to absorb a portion of any costs that would be incurred. Should the court rule that the lawsuit applies to the facility, we would further discuss the matter with the County. We plan to continue to operate the facility and also continue with our marketing plans for the Regional Correctional Center.

Revenues for this facility were approximately $4.0 million (including a $1.5 million contract-based revenue adjustment for the contract year ended March 2008) and $9.7 million for the six months ended June 30, 2008 and 2007, respectively. The net carrying value of the leasehold improvements for this facility was approximately $2.0 million and $3.0 million at June 30, 2008 and December 31, 2007, respectively. Our lease for this facility requires monthly rent payments of approximately $0.13 million for the remaining term of the lease (through June 2009). To date, we do not have an alternative customer for this facility. Our inability to expand the existing population with current or new customers could have an adverse effect on our financial condition, results of operations and cash flows.  We believe that pursuant to the provisions of SFAS No. 144, no impairment to the carrying value of the leasehold improvements for this facility has occurred.

Hector Garza Residential Treatment Center. In October 2005, we initiated the temporary closure of this leased facility in San Antonio, Texas. We reactivated the facility during the third quarter of 2007. The net carrying value for this facility was approximately $4.1 million and $4.2 million at June 30, 2008 and December 31, 2007, respectively.  We believe that, pursuant to the provisions of SFAS No. 144, no impairment to the carrying value of this facility has occurred.

Contractual Obligations and Commercial Commitments. We have assumed various financial obligations and commitments in the ordinary course of conducting our business. We have contractual obligations requiring future cash payments under our existing contractual arrangements, such as management, consultative and non-competition agreements.

We maintain operating leases in the ordinary course of our business activities.  These leases include those for operating facilities, office space and office and operating equipment, and the terms of these agreements range from 2008 until 2075.  As of June 30, 2008, our total commitment under these operating leases was approximately $25.7 million.

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of June 30, 2008 (in thousands):

	Payments Due by Period
			2009 -	2011 -
	Total	2008	2010	2012	Thereafter

Contractual Obligations:
Long-term debt – principal
• Cornell Companies, Inc.	$112,000	$—	$—	$112,000	$—
• Special Purpose Entity	145,500	11,400	25,800	30,400	77,900
Long-term debt – interest
• Cornell Companies, Inc.	48,160	6,020	24,080	18,060	—
• Special Purpose Entity	62,098	6,162	21,666	17,110	17,160
Revolving line of credit-principal
• Cornell Companies, Inc.	47,500	—	—	47,500	—
Revolving line of credit-interest
• Cornell Companies, Inc.	663	663	—	—	—
Capital lease obligations
• Cornell Companies, Inc.	32	12	20	—	—
Construction commitments	37,651	31,651	6,000	—	—
Operating leases	25,720	7,485	9,463	1,661	7,111
Consultative and non-compete agreements	42	42	—	—	—
Total contractual cash obligations	$479,366	$63,435	$87,029	$226,731	$102,171

Approximately $3.3 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48 as of June 30, 2008 but are not included in the contractual obligations table above because we are uncertain as to if or when such amounts may be settled.  Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for potential penalties of approximately $0.1 million and for interest of approximately $0.3 million as of June 30, 2008.

We enter into letters of credit in the ordinary course of operating and financing activities.  As of June 30, 2008, we had outstanding letters of credit of approximately $9.7 million primarily for certain workers’ compensation insurance and other operating obligations.  The following table details our letters of credit commitments as of June 30, 2008 (in thousands):

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

Interest Rate Exposure

Our exposure to changes in interest rates primarily results from our Amended Credit Facility, as these borrowings have floating interest rates.  The debt on our consolidated financial statements at June 30, 2008 with fixed interest rates consist of the 8.47% Bonds issued by MCF, a special purpose entity, in August 2001 in connection with the 2001 Sale and Leaseback Transaction and $112.0 million of Senior Notes.  The detrimental effect of a hypothetical 100 basis point increase in interest rates on our current borrowings under our Amended Credit Facility would be to reduce income before provision for income taxes by approximately $0.2 million for the six months ended June 30, 2008.  At June 30, 2008, the fair value of our consolidated fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

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

Changes in Internal Control over Financial Reporting

In connection with the evaluation as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act, we have not identified any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) during our fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II                           OTHER INFORMATION

ITEM 1.                 Legal Proceedings.

See Part I, Item 1. Note 11 to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A.              Risk Factors.

The risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2007 are incorporated herein by this reference. There are no material changes to such risk factors.

ITEM 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.                 Defaults Upon Senior Securities.

None.

ITEM 4.                 Submission of Matters to a Vote of Security Holders.

On June 12, 2008, the Company held its 2008 Annual Meeting of Stockholders.  The matters voted on at the meeting and the results thereof are as follows:

1.        Stockholders elected the persons listed below as directors whose terms expire at the 2009 Annual Meeting of Stockholders.  Results by nominee were:

		Authority
	Voted For	Withheld

Max Batzer	11,681,537	1,314,133
Anthony R. Chase	11,331,647	1,664,023
Richard Crane	11,332,647	1,663,023
Zachary R. George	11,682,647	1,313,023
Todd Goodwin	11,302,873	1,692,797
James E. Hyman	11,225,088	1,770,582
Andrew R. Jones	11,682,647	1,313,023
Alfred Jay Moran, Jr.	11,302,647	1,693,023
D. Stephen Slack	11,332,537	1,663,133

2.        Stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 with 11,689,165 shares voted for, 1,286,762 shares voted against and 19,743 shares abstained.

3.        Stockholders rejected a shareholders proposal that the Company provide semi-annual reports to shareholders regarding the Company’s political contributions and trade association dues, with 3,867,921 shares voted for, 7,527,280 shares voted against and 387,764 shares abstained.

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

CORNELL COMPANIES, INC.

Date: August 8 , 2008	By:	/s/ James E. Hyman
JAMES E. HYMAN
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: August 8, 2008	By:	/s/ John R. Nieser
JOHN R. NIESER
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)