Form 10-Q
period 2008-09-30
CORNELL COMPANIES INC
filed 2008-11-07
CIK 1016152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Yes  ☐ No ☒

At October 31, 2008, the registrant had 14,757,022 shares of common stock outstanding.

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
•

the timing (including construction, completion and ramp of facility population), cost of completion and other aspects of planned expansions, including without limitation the D. Ray James Prison, Great Plains Correctional Facility and Walnut Grove Youth Correctional Facility expansions, and client contracts for such facilities,

•	the construction and lease of the new facility in Hudson, Colorado and our contracts with the Colorado Department of Corrections,
•	impact from Hurricane Ike,
•	adequacy of insurance,
•	debt levels,
•	debt reduction,
•	the effect of FIN No. 48,
•	our effective tax rate,
•	tax assessments,
•	results and effects of legal proceedings and governmental audits and assessments,
•	liquidity, including future liquidity and our ability to obtain financing,
•	financial markets,
•	cash flow from operations,
•	adequacy of cash flow for our obligations,
•	capital requirements
•	capital expenditures,
•	effects of accounting changes and adoption of accounting policies,
•	changes in laws and regulations,
•	adoption of accounting policies,
•	benefit payments, and
•	changes in laws and regulations.

Forward-looking statements in this quarterly report are identifiable by use of the following words and other similar expressions among others:

•	“anticipates”
•	“believes”
•	“budgets”
•	“could”
•	“estimates”
•	“expects”
•	“forecasts”

•	“intends”
•	“may”
•	“might”
•	“plans”
•	“predicts”
•	“projects”
•	“scheduled”
•	“should”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

•	those described under “Item 1A. Risk Factors,”
•	the adequacy of sources of liquidity,
•	the effect and results of litigation, audits and contingencies, and
•	other factors discussed in this annual report and in the Company’s other filings with the SEC, which are available free of charge on the SEC’s website at www.sec.gov.

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

PART I  FINANCIAL INFORMATION

ITEM 1.                           Financial Statements

CORNELL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,784	$3,028
Investment securities available for sale	—	250
Accounts receivable - trade (net of allowance for doubtful accounts of $3,445 and $4,372, respectively)	72,891	69,787
Other receivables (net of allowance for doubtful accounts of $4,926 and $5,126, respectively)	9,720	3,201
Debt service fund and other restricted assets	24,489	27,523
Deferred tax assets	8,044	6,750
Prepaid expenses and other	6,434	6,131
Total current assets	123,362	116,670
PROPERTY AND EQUIPMENT, net	441,047	383,952
OTHER ASSETS:
Debt service reserve fund	23,776	23,638
Goodwill, net	13,308	13,355
Intangible assets, net	3,062	4,520
Deferred costs and other	23,552	20,152
Total assets	$628,107	$562,287

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$71,962	$57,502
Current portion of long-term debt	12,412	11,411
Total current liabilities	84,374	68,913
LONG-TERM DEBT, net of current portion	306,027	275,298
DEFERRED TAX LIABILITIES	15,268	13,226
OTHER LONG-TERM LIABILITIES	3,172	4,401
Total liabilities	408,841	361,838

MINORITY INTEREST	87	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 30,000,000 shares authorized, 16,260,465 and 16,068,677 shares issued and 14,754,302 and 14,553,631 shares outstanding, respectively	16	16
Additional paid-in capital	163,585	160,319
Retained earnings	65,936	51,127
Treasury stock (1,506,163 and 1,515,046 shares of common stock, at cost, respectively)	(12,034)	(12,105)
Accumulated other comprehensive income	1,676	1,092
Total stockholders’ equity	219,179	200,449
Total liabilities and stockholders’ equity	$628,107	$562,287

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

REVENUES	$95,187	$87,327	$285,225	$268,465
OPERATING EXPENSES	71,234	68,485	209,723	206,458
DEPRECIATION AND AMORTIZATION	4,466	3,988	12,843	11,740
GENERAL AND ADMINISTRATIVE EXPENSES	5,450	4,316	19,217	19,848

INCOME FROM OPERATIONS	14,037	10,538	43,442	30,419

INTEREST EXPENSE	6,162	6,340	19,074	19,808
INTEREST INCOME	(408)	(309)	(1,459)	(1,223)

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	8,283	4,507	25,827	11,834

PROVISION FOR INCOME TAXES	3,368	2,090	10,931	5,308

MINORITY INTEREST IN CONSOLIDATED SPECIAL PURPOSE ENTITY	87	—	87	—

NET INCOME	$4,828	$2,417	$14,809	$6,526

EARNINGS PER SHARE:
BASIC	$.34	$.17	$1.04	$.46
DILUTED	$.33	$.17	$1.01	$.45

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	14,306	14,214	14,288	14,116
DILUTED	14,763	14,559	14,691	14,443

COMPREHENSIVE INCOME:
Net income	$4,828	$2,417	$14,809	$6,526
Unrealized gain on derivative instruments, net of tax provision of $324 and $406 in 2008 and $465 and $89 in 2007	467	669	584	127
Comprehensive income	$5,295	$3,086	$15,393	$6,653

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,809	$6,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,386	10,063
Impairment of long-lived assets	250	—
Minority interest in consolidated special purpose entity	87	—
Amortization of intangibles and other assets	1,593	1,677
Amortization of deferred financing costs	952	1,183
Amortization of Senior Notes discount	138	138
Stock-based compensation	2,519	1,929
Provision for bad debts	1,638	1,416
Loss (gain) on sale of property and equipment	82	(279)
Deferred income taxes	341	(50)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	(17,308)	673
Other restricted assets	(806)	(167)
Other assets	(8)	542
Accounts payable and accrued liabilities	5,531	(6,023)
Deferred revenues and other liabilities	(238)	(10)
Net cash provided by operating activities	20,966	17,618

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(59,282)	(30,555)
Purchases of investment securities	—	(241,425)
Sales of investment securities	250	252,600
Facility acquisitions	—	(18,554)
Site acquisitions	—	(5,053)
Withdrawals from restricted debt payment account, net	3,702	4,586
Proceeds from sale of property and equipment	791	371
Net cash used in investing activities	(54,539)	(38,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of MCF bonds	(11,400)	(10,500)
Borrowing on line of credit	43,000	10,000
Payments of capital lease obligations	(8)	(8)
Tax benefit of stock option exercises	140	508
Proceeds from exercise of stock options	597	2,786
Net cash provided by financing activities	32,329	2,786

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,244)	(17,626)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,028	18,529
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,784	$903

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in fair value of interest rate swap	$—	$883
Other comprehensive income, net of tax	584	127
Common stock issued for board of directors fees	380	135
Purchases and additions to property and equipment included in accounts payable and accrued liabilities	10,322	6,263

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

At September 30, 2007, 132,500 shares of restricted stock outstanding were subject to performance-based vesting criteria (37,500 of these restricted shares were considered market-based restricted stock under SFAS No. 123R). There were also 79,000 stock options outstanding subject to performance-based vesting criteria. We recognized $0.1 million and $0.4 million of expense associated with these shares of restricted stock and stock options during the three and nine months ended September 30, 2007, respectively.

At September 30, 2008, 202,000 shares of restricted stock were outstanding subject to performance-based vesting criteria (32,500 of these restricted shares were considered market-based restricted stock under SFAS No. 123R). There were also 52,700 stock options outstanding subject to performance-based vesting criteria. We recognized $0.04 million and $0.6 million of expense associated with these shares of restricted stock and stock options during the three and nine months ended September 30, 2008, respectively.

The amounts above relate to the impact of recognizing compensation expense related to stock options and restricted stock. Compensation expense related to stock options (52,700 shares) and restricted stock (169,500 shares) that vest based upon performance conditions is not recorded for such performance-based awards until it has been deemed probable that the related performance targets allowing the vesting of these options and restricted stock will be met. We are required to periodically re-assess the probability that these performance-based awards will vest and record expense at that point in time. During the nine months ended September 30, 2008 it was deemed probable that certain performance targets pertaining to certain restricted stock and stock options would be achieved by their vesting date. Accordingly, compensation expense of approximately $0.5 million was recognized in the nine months ended September 30, 2008 related to these performance-based awards (none in the three months ended September 30, 2008).

We recognize expense for our stock-based compensation over the vesting period, which represents the period in which an employee is required to provide service in exchange for the award. We recognize compensation expense for stock-based awards immediately if the award has immediate vesting.

Assumptions

The fair values for the significant stock-based awards granted during the nine months ended September 30, 2008 and 2007 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2008	2007

Risk-free rate of return	3.35%	4.56%
Expected life of award	5.7 years	5.6 years
Expected dividend yield of stock	0%	0%
Expected volatility of stock	38.74%	42.19%
Weighted-average fair value	$9.46	$9.86

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

Stock-based award activity during the nine months ended September 30, 2008 was as follows (aggregate intrinsic value in millions):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	490,842	$14.19	7.3	$7.0
Granted	45,000	22.68
Exercised	(36,390)	12.20
Canceled	—	—

Outstanding at September 30, 2008	499,452	$15.11	6.8	$7.5

Vested and expected to vest at September 30, 2008	436,703	$15.01	6.7	$6.6

Exercisable at September 30, 2008	379,761	$14.57	6.6	$5.5

The total intrinsic value of stock options exercised during the nine months ended September 30, 2008 and 2007 was $0.5 million and $1.4 million, respectively. Net cash proceeds from the exercise of stock options were approximately $0.6 million and $2.8 million for the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, approximately $0.3 million of estimated expense with respect to time-based nonvested stock-based awards has yet to be recognized and will be amortized into expense over the employee’s remaining requisite service period of approximately 9.3 months.

The following table summarizes information with respect to stock options outstanding and exercisable at September 30, 2008.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.75 to $10.00	20,855	2.8	$5.90	20,855	$5.90
$10.01 to $13.50	160,897	5.9	12.81	142,756	12.82
$13.51 to $14.50	193,500	6.9	13.95	135,000	13.88
$14.51 to $25.00	124,200	8.6	21.42	81,150	21.03
	499,452	6.8	$15.11	379,761	$14.57

Stock-based award activity for nonvested awards during the nine months ended September 30, 2008 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	217,659	$14.99
Granted	45,000	22.68
Vested	(142,968)	15.90
Canceled	—	—

Nonvested at September 30, 2008	119,691	$16.80

Restricted Stock

We have previously issued restricted stock under certain employment agreements and stock incentive plans which vests either over a specific period of time, generally three to five years, or which will vest subject to certain market or performance conditions.  During the nine months ended September 30, 2008, we issued restricted stock as part of our normal equity awards under our 2006 Equity Incentive Plan.  These shares of restricted common stock are subject to restrictions on transfer and certain conditions to vesting.

Restricted stock activity for the nine months ended September 30, 2008 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	303,000	$21.75
Granted	159,500	22.43
Vested	(33,876)	16.77
Canceled	(1,000)	22.27

Nonvested at September 30, 2008	427,624	$22.39

We recognized $0.4 million and $1.1 million of expense associated with nonvested time-based restricted stock awards during the three and nine months ended September 30, 2008, respectively.  As of September 30, 2008, approximately $3.5 million of estimated expense with respect to nonvested time-based restricted stock awards had yet to be recognized and will be amortized over a weighted average period of 2.5 years. Approximately $3.9 million of estimated expense with respect to nonvested performance-based restricted stock option awards had yet to be recognized as of September 30, 2008.

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

5.      Intangible Assets

Intangible assets at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30, 2008	December 31, 2007

Non-compete agreements	$9,040	$9,040
Accumulated amortization – non-compete agreements	(8,171)	(7,541)
Acquired contract value	6,442	6,442
Accumulated amortization – contract value	(4,249)	(3,421)
Identified intangibles, net	3,062	4,520
Goodwill, net	13,308	13,355
Total intangibles, net	$16,370	$17,875

The changes in the carrying amount of goodwill in the nine months ended September 30, 2008 are as follows (in thousands):

	Adult Secure	Abraxas Youth and Family	Adult Community- Based	Total

Balance as of December 31, 2007	$2,902	$1,060	$9,393	$13,355
Reduction to goodwill	—	—	(47)	(47)
Balance as of September 30, 2008	$2,902	$1,060	$9,346	$13,308

During the nine months ended September 30, 2008, a reduction to goodwill was recorded to reflect the final release of amounts previously placed in escrow related to the acquisition of Correctional Systems, Inc. in April 2005.

Amortization expense for our non-compete agreements was approximately $0.2 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively, and approximately $0.6 million and $0.8 million for the nine months ended September 30, 2008 and 2007, respectively. Amortization expense for our non-compete agreements is expected to be approximately $0.8 million for the year ended December 31, 2008 and approximately $0.6 million for the  year ended December 31, 2009.

Amortization expense for our acquired contract value was approximately $0.3 million for the three months ended September 30, 2008 and 2007 and approximately $0.8 million for the nine months ended September 30, 2008 and 2007. Amortization expense for our acquired contract value is expected to be approximately $1.1 million for each of the next two years ended December 31 and approximately $0.6 million for the year ended December 31, 2010.

6.     Impairment of Long-Lived Assets

        We evaluate the realization of our long-lived assets at least annually or when changes in circumstances or a specific triggering event indicates that the carrying value of the asset may not be recoverable.  As a part of our evaluation, we make judgments regarding such factors as estimated market values and the potential future operating results and undiscounted cash flows associated with individual facilities or assets.  Additionally, should we decide to sell a facility or other asset, realization is evaluated based on the estimated sales price based on the best market information available. In conjunction with our review of certain of our long-lived assets based on estimated market values associated with these assets, we determined that our carrying value for a currently vacant site of land was not fully recoverable and exceeded its fair value and, as a result, we recorded an impairment charge of $0.3 million in the nine months ended September 30, 2008 (none in the nine months ended September 30, 2007).  This charge was based on the best information available.  This charge is reflected in general and administrative expenses in the accompanying financial statements.

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

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement.  The following table summarizes the valuation of our financial assets and liabilities by pricing levels, as defined by the provisions of SFAS No. 157, as of September 30, 2008:

	Fair Value as of September 30, 2008 (in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Cash and Cash Equivalents	$1,784	$—	$—	$1,784
Corporate Bonds	—	4,337	—	4,337
Money Market Funds	—	40,773	—	40,773
Liabilities:
Derivative Instruments (Debt Service Funds)	$—	$—	$1,160	$1,160

The corporate bonds and money market funds are carried in debt service fund and other restricted assets and the debt service reserve fund in the accompanying balance sheet. The derivative instrument is carried in other long term liabilities in the accompany balance sheet.

SFAS No. 157 requires a reconciliation of the beginning and ending balances for fair value measurements using Level 3 inputs. The table below sets forth a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2008 (in thousands):

Derivative instruments as of December 31, 2007	$2,151
Unrealized gain, net	(735)
Tax provision	(511)
Derivative instruments as of March 31, 2008	905
Unrealized loss, net	618
Tax benefit	428
Derivative instruments as of June 30, 2008	$1,951
Unrealized gain, net	(467)
Tax provision	(324)
Derivative instruments as of September 30, 2008	$1,160

FASB Staff Position SFAS No. 157-3

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”).  This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.   We applied this FSP to financial assets measured at fair value on a recurring basis at September 30, 2008.  See Note 7 – New Accounting Pronouncements – “Statement of Financial Accounting Standards No. 157”.  The adoption of FSP SFAS 157-3 did not have a significant impact on our consolidated financial position, results of operations or cash flows.”

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 became effective for financial statements issued for fiscal years beginning after November 15, 2007, provided the entity elects to apply the provisions of SFAS No. 157. Our adoption of SFAS No. 159 on January 1, 2008 did not have any impact on our consolidated results of operations or financial condition as we have elected not to apply the provisions of SFAS No. 159 to our financial instruments or other eligible items that are not required to be measured at fair value.

New Accounting Pronouncements Not Yet Adopted

Statement of Financial Accounting Standards No. 141 (Revised)

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

Statement of Financial Accounting Standards No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  This statement clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.

Statement of Financial Accounting Standards No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial reporting about derivatives and hedging activities by requiring enhanced qualitative and quantitative disclosures regarding derivative instruments, gains and losses on such instruments and their effects on an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact that this pronouncement may have on our consolidated financial statements.

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

8.     Credit Facilities

Our long-term debt at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Debt of Cornell Companies, Inc.:
Senior Notes, unsecured, due July 2012 with an interest rate of 10.75%, net of discount	$111,310	$111,172
Revolving Line of Credit due December 2011 with an interest rate of LIBOR plus 1.50% to 2.25% or prime plus 0.00% to 0.75% (the “Amended Credit Facility”)	73,000	30,000
Capital lease obligations	29	37
Subtotal	184,339	141,209

Debt of Special Purpose Entity:
8.47% Bonds due 2016	134,100	145,500

Total consolidated debt	318,439	286,709

Less: current maturities	(12,412)	(11,411)

Consolidated long-term debt	$306,027	$275,298

Long-Term Credit Facilities. Our Amended Credit Facility provides for borrowings up to $100.0 million (including letters of credit), matures in December 2011 and bears interest, at our election depending on our total leverage ratio, at either the LIBOR rate plus a margin ranging from 1.50% to 2.25%, or a rate which ranges from 0.00% to 0.75% above the applicable prime rate. The available commitment under our Amended Credit Facility was approximately $11.4 million at September 30, 2008.  We had outstanding borrowings under our Amended Credit Facility of $73.0 million and we had outstanding letters of credit of approximately $15.6 million at September 30, 2008.  Subject to certain requirements, we have the right to increase the commitments under our Amended Credit Facility up to $150.0 million, although the indenture for our Senior Notes limits our ability, subject to certain conditions, to expand the Amended Credit Facility beyond $100.0 million.  The Amended Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. The Amended Credit Facility is not secured by the assets of MCF, a special purpose entity. Our Amended Credit Facility contains commonly used covenants including compliance with laws and limitations on certain financing transactions and mergers and also includes various financial covenants.  We believe the most restrictive covenant under our Amended Credit Facility is the fixed charge coverage ratio.  At September 30, 2008, we were in compliance with all of our debt financial covenants.

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

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate.  The terms of the interest rate swap contract and the underlying debt instrument were identical.  The swap agreement was designated as a fair value hedge.  The swap had a notional amount of $84.0 million and matured in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, we paid, on a semi-annual basis (each January 1 and July 1), a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and received a fixed-rate interest of 10.75%. For the three and nine months ended September 30, 2007, we recorded interest expense related to this interest rate swap of approximately $0.07 million and $0.2 million, respectively. The swap agreement was marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes.  The carrying value of the Senior notes as of this date was adjusted accordingly by the same amount. Because the swap agreement was an effective fair-value hedge, there was no effect on our results of operations from the mark-to-market adjustment as long as the swap was in effect. In October 2007, we terminated the swap agreement. We received approximately $0.2 million in conjunction with the termination, which is being amortized over the remaining term of the Senior Notes.

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

We adopted the provisions of FIN 48 effective January 1, 2007.  As a result of our adoption of FIN 48, we recorded an adjustment of approximately $0.3 million which increased retained earnings at January 1, 2007.  There were no material changes to the total amount of our unrecognized tax benefits in the three and nine months ended September 30, 2008.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the accompanying Consolidated Statements of Income and Comprehensive Income.  There were no material changes to our accrued interest and penalties in the three and nine months end September 30, 2008.

We are subject to income tax in the United States and many of the individual states we operate in.  We currently have significant operations in Texas, California, Oklahoma, Georgia, Illinois and Pennsylvania.  State income tax returns are generally subject to examination for a period of three to five years after filing.  The state impact of any changes made to the federal return remains subject to examination by various states for a period up to one year after formal notification to the state.  We are open to United States Federal Income Tax examinations for the tax years December 31, 2004 through December 2007. The IRS has commenced an examination of tax year 2006. Although the ultimate outcome is uncertain at this point, we do not believe the matter will result in a material financial statement impact.

We do not anticipate a significant change in the balance of our unrecognized tax benefits within the next 12 months.

10.  Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution from common stock equivalents such as stock options and warrants. For the three months ended September 30, 2008 there were no anti-dilutive shares. For the three months ended September 30, 2007, there were 15,000 shares ($25.00 average price) of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. For the nine months ended September 30, 2008 and 2007 there were 19,200 shares ($24.56 average price) of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$4,828	$2,417	$14,809	$6,526

Weighted average common shares outstanding	14,306	14,214	14,288	14,116
Weighted average common share equivalents outstanding	457	345	403	327

Weighted average common shares and common share equivalents outstanding	14,763	14,559	14,691	14,443

Basic earnings per share	$.34	$.17	$1.04	$.46

Diluted earnings per share	$.33	$.17	$1.01	$.45

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

Valencia County Detention Center

In April 2007, a lawsuit was filed against the Company in the Federal District court in Albuquerque, New Mexico, by Joe Torres and Eufrasio Armijo, who each alleged that he was strip searched at the Valencia County Detention Center (“VCDC”) in New Mexico in violation of his federal rights under the Fourth, Fourteenth and Eighth amendments to the U.S. Constitution.  The claimants also allege violation of their rights under state law and seek to bring the case as a class action on behalf of themselves and all detainees at VCDC during the applicable statutes of limitation.  The plaintiffs seek damages and declaratory and injunctive relief.  Valencia County is also a named defendant in the case and operated the VCDC for a significantly greater portion of the period covered by the lawsuit.  Discovery has commenced in the case but the ultimate outcome of the lawsuit cannot be determined at this time. We intend to vigorously defend this lawsuit.

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

In the year ended December 31, 2005, we recorded a charge of $0.2 million related to this lawsuit. In addition, we previously have provided insurance reserves for this matter (as part of our regular review of reported and unreported claims) totaling approximately $0.5 million. During the third quarter of 2006, we recorded an additional settlement charge of approximately $0.9 million and the related reimbursement from our general liability and professional liability insurance. The charge and reimbursement were recognized in general and administrative expenses for the year ended December 31, 2006. The reimbursement was funded by the insurance carrier in the first quarter of 2007 into a settlement account. The court granted preliminary approval of the settlement in the second quarter of 2007. The claims administration process is now complete and the final court approval of the settlement has now been obtained.

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

12.  Derivative Financial Instruments and Guarantees

Debt Service Reserve Fund and Debt Service Fund

In August 2001, MCF, a special purpose entity, completed a bond offering to finance the 2001 Sale and Leaseback Transaction in which we sold eleven facilities (see Part 1, Item 1 in our Form 10-K for the year ended December 31, 2007) to MCF. In connection with this bond offering, two reserve fund accounts were established by MCF pursuant to the terms of the indenture: (1) MCF’s Debt Service Reserve Fund, aggregating approximately $23.8 million at September 30, 2008, was established to make payments on MCF’s outstanding bonds in the event we (as lessee) should fail to make the scheduled rental payments to MCF and (2) MCF’s Debt Service Fund, aggregating approximately $21.3 million at September 30, 2008, used to accumulate the monthly lease payments that MCF receives from us until such funds are used to pay MCF’s semi-annual bond interest and annual bond principal payments. Both reserve fund accounts are subject to the agreements with the MCF Equity Investors whereby guaranteed rates of return of 3.0% and 5.08%, respectively, are provided for in the balance of the Debt Service Reserve Fund and the Debt Service Fund. The guaranteed rates of return are characterized as cash flow hedge derivative instruments. At inception, the derivatives had an aggregate fair value of $4.0 million, which has been recorded as a decrease to the equity investment in MCF made by the MCF Equity Investors (MCF minority interest) and as a deferred liability in our Consolidated Balance Sheets. Changes in the fair value of the derivative instruments are recorded as an adjustment to other long-term liabilities and reported as other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Income. At September 30, 2008 and December 31, 2007, the fair value of these derivative instruments was approximately $1.2 million and $2.2 million, respectively. Our Consolidated Statements of Operations and Comprehensive Income include comprehensive income, net of taxes, of approximately $0.4 million and $0.5 million for the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2007, we reported comprehensive income, net of taxes, of approximately $0.7 million and $0.1 million, respectively.

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

13.       Segment Disclosure

Our three operating divisions are our reportable segments. The Adult Secure Services segment consists of the operations of secure adult incarceration facilities. The Abraxas Youth and Family Services segment consists of providing residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of 10 and 18 who have either been adjudicated or suffer from behavioral problems and to certain adults as well. The Adult Community-Based Services segment consists of providing pre-release and halfway house programs for adult offenders who are either on probation or serving the last three to six months of their sentences on parole and preparing for re-entry into society as well as community-based treatment and education programs as an alternative to incarceration. All of our customers and long-lived assets are located in the United States of America. The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 2 in our 2007 Annual Report on Form 10-K.  Intangible assets are not included in each segment’s reportable assets, and the amortization of intangible assets is not included in the determination of a reportable segment’s operating income. We evaluate performance based on income or loss from operations before general and administrative expenses, amortization of intangibles, interest and income taxes. Corporate and other assets are comprised primarily of cash, investment securities available for sale, accounts receivable, debt service and debt service reserve funds, deposits, property and equipment, deferred taxes, deferred costs and other assets. Corporate and other expenses from operations consists of depreciation and amortization on the corporate office facility and equipment and specific general and administrative charges pertaining to corporate personnel. Such expenses are presented separately, as they cannot be readily identified for allocation to a particular segment.

The following table excludes the results of discontinued operations for the revenue, pre-opening and start-up expenses and income from operations categories for all periods presented. The only significant non-cash item reported in the respective segment’s income from operations is depreciation and amortization (excluding intangibles) (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Adult secure services	$51,470	$43,088	$151,673	$137,373
Abraxas youth and family services	26,231	27,084	80,891	80,648
Adult community-based services	17,486	17,155	52,661	50,444
Total revenues	$95,187	$87,327	$285,225	$268,465

Income from operations:
Adult secure services	$13,896	$8,651	$44,782	$32,279
Abraxas youth and family services	1,696	2,684	5,831	8,804
Adult community-based services	4,603	4,281	14,090	11,434
Subtotal	20,195	15,616	64,703	52,517
General and administrative expense	(5,450)	(4,316)	(19,217)	(19,848)
Amortization of intangibles	(484)	(556)	(1,458)	(1,677)
Corporate and other	(224)	(206)	(586)	(573)
Total income from operations	$14,037	$10,538	$43,442	$30,419

	September 30,	December 31,
	2008	2007
Assets
Adult secure services	$360,479	$290,930
Abraxas youth and family services	111,760	109,478
Adult community-based services	63,130	63,008
Intangible assets, net	16,370	17,875
Corporate and other	76,368	81,496
Total assets	$628,107	$562,787

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

Condensed Consolidating Balance Sheet as of September 30, 2008 (in thousands) (unaudited)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets

Current assets:
Cash and cash equivalents	$1,566	$180	$38	$—	$1,784
Accounts receivable	1,837	80,562	212	—	82,611
Debt service fund and other restricted assets	—	3,154	21,335	—	24,489
Prepaids and other	12,948	1,530	—	—	14,478
Total current assets	16,351	85,426	21,585	—	123,362
Property and equipment, net	343	302,009	143,030	(4,335)	441,047
Other assets:
Debt service reserve fund	—	—	23,776	—	23,776
Deferred costs and other	60,426	27,761	5,534	(53,799)	39,922
Investment in subsidiaries	63,868	1,856	—	(65,724)	—
Total assets	$140,988	$417,052	$193,925	$(123,858)	$628,107

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$47,845	$22,186	$1,893	$38	$71,962
Current portion of long-term debt	—	12	12,400	—	12,412
Total current liabilities	47,845	22,198	14,293	38	84,374
Long-term debt, net of current portion	184,310	17	121,700	—	306,027
Deferred tax liabilities	14,022	94	—	1,152	15,268
Other long-term liabilities	6,170	203	54,720	(57,921)	3,172
Intercompany	(330,538)	330,543	—	(5)	—
Total liabilities	(78,191)	353,055	190,713	(56,736)	408,841
Minority interest in consolidated special purpose entity	—	—	87	—	87
Stockholders’ equity	219,179	63,997	3,125	(67,122)	219,179
Total liabilities and stockholders’ equity	$140,988	$417,052	$193,925	$(123,858)	$628,107

Condensed Consolidating Balance Sheet as of December 31, 2007 (in thousands)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets

Current assets:
Cash and cash equivalents	$2,565	$408	$55	$—	$3,028
Investment securities	250	—	—	—	250
Accounts receivable	1,814	70,495	679	—	72,988
Debt service fund and other restricted assets	—	2,486	25,629	(592)	27,523
Prepaids and other	11,362	1,519	—	—	12,881
Total current assets	15,991	74,908	26,363	(592)	116,670
Property and equipment, net	270	242,297	146,197	(4,812)	383,952
Other assets:
Debt service reserve fund	—	—	23,638	—	23,638
Deferred costs and other	56,500	24,460	6,035	(48,968)	38,027
Investment in subsidiaries	41,445	1,856	—	(43,301)	—
Total assets	$114,206	$343,521	$202,233	$(97,673)	$562,287

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$37,751	$15,463	$5,186	$(898)	$57,502
Current portion of long-term debt	—	11	11,400	—	11,411
Total current liabilities	37,751	15,474	16,586	(898)	68,913
Long-term debt, net of current portion	141,172	26	134,100	—	275,298
Deferred tax liabilities	12,387	94	—	745	13,226
Other long-term liabilities	6,705	162	49,702	(52,168)	4,401
Intercompany	(284,258)	284,263	—	(5)	—
Total liabilities	(86,243)	300,019	200,388	(52,326)	361,838
Stockholders’ equity	200,449	43,502	1,845	(45,347)	200,449
Total liabilities and stockholders’ equity	$114,206	$343,521	$202,233	$(97,673)	$562,287

Condensed Consolidating Statement of Operations for the three months ended September 30, 2008

(in thousands) (unaudited)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$4,502	$108,050	$4,502	$(21,867)	$95,187
Operating expenses	4,976	87,989	11	(21,742)	71,234
Depreciation and amortization	—	3,570	1,056	(160)	4,466
General and administrative expenses	5,429	—	21	—	5,450
Income (loss) from operations	(5,903)	16,491	3,414	35	14,037
Overhead allocations	(8,760)	8,760	—	—	—
Interest, net	1,811	1,274	2,732	(63)	5,754
Equity earnings in subsidiaries	6,849	—	—	(6,849)	—
Income before provision for income taxes and minority interest	7,895	6,457	682	(6,751)	8,283
Provision for income taxes	3,067	—	—	301	3,368
Minority interest in consolidated special purpose entity	—	—	87	—	87
Net income	$4,828	$6,457	$595	$(7,052)	$4,828

Condensed Consolidating Statement of Operations for the three months ended September 30, 2007

(in thousands) (unaudited)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$4,502	$98,980	$4,502	$(20,657)	$87,327
Operating expenses	5,695	83,324	38	(20,572)	68,485
Depreciation and amortization	—	3,089	1,056	(157)	3,988
General and administrative expenses	4,297	—	19	—	4,316
Income (loss) from operations	(5,490)	12,567	3,389	72	10,538
Overhead allocations	(10,556)	10,556	—	—	—
Interest, net	1,620	1,274	3,208	(71)	6,031
Equity earnings in subsidiaries	928	—	—	(928)	—
Income before provision for income taxes	4,374	737	181	(785)	4,507
Provision for income taxes	1,957	—	—	133	2,090
Net income	$2,417	$737	$181	$(918)	$2,417

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2008

(in thousands) (unaudited)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$13,506	$324,295	$13,506	$(66,082)	$285,225
Operating expenses	12,165	263,302	41	(65,785)	209,723
Depreciation and amortization	—	10,154	3,167	(478)	12,843
General and administrative expenses	19,161	—	56	—	19,217
Income (loss) from operations	(17,820)	50,839	10,242	181	43,442
Overhead allocations	(26,419)	26,419	—	—	—
Interest, net	5,698	3,820	8,284	(187)	17,615
Equity earnings in subsidiaries	21,904	—	—	(21,904)	—
Income before provision for income taxes and minority interest	24,805	20,600	1,958	(21,536)	25,827
Provision for income taxes	9,996	—	—	935	10,931
Minority interest in consolidated special purpose entity	—	—	87	—	87
Net income	$14,809	$20,600	$1,871	$(22,471)	$14,809

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2007

(in thousands) (unaudited)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenues	$13,506	$303,582	$13,506	$(62,129)	$268,465
Operating expenses	14,870	253,382	80	(61,874)	206,458
Depreciation and amortization	—	9,043	3,167	(470)	11,740
General and administrative expenses	19,792	—	56	—	19,848
Income (loss) from operations	(21,156)	41,157	10,203	215	30,419
Overhead allocations	(34,493)	34,493	—	—	—
Interest, net	5,182	3,820	9,203	380	18,585
Equity earnings in subsidiaries	3,337	—	—	(3,337)	—
Income before provision for income taxes	11,492	2,844	1,000	(3,502)	11,834
Provision for income taxes	4,966	—	—	342	5,308
Net income	$6,526	$2,844	$1,000	$(3,844)	$6,526

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2008

(in thousands) (unaudited)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(44,986)	$58,271	$7,681	$20,966

Cash flows from investing activities:
Capital expenditures	—	(59,282)	—	(59,282)
Sales of investment securities	250	—	—	250
Withdrawals from restricted debt payment account, net	—	—	3,702	3,702
Proceeds from the sale of property and equipment	—	791	—	791
Net cash provided by (used in) investing activities	250	(58,491)	3,702	(54,539)

Cash flows from financing activities:
Borrowing on line of credit	43,000	—	—	43,000
Payment of MCF bonds	—	—	(11,400)	(11,400)
Payments of capital lease obligations	—	(8)	—	(8)
Tax benefit of stock option exercises	140	—	—	140
Proceeds from exercise of stock options	597	—	—	597
Net cash provided by (used in) financing activities	43,737	(8)	(11,400)	32,329

Net decrease in cash and cash equivalents	(999)	(228)	(17)	(1,244)

Cash and cash equivalents at beginning of period	2,565	408	55	3,028

Cash and cash equivalents at end of period	$1,566	$180	$38	$1,784

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2007

(in thousands) (unaudited)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(41,918)	$53,652	$5,884	$17,618

Cash flows from investing activities:
Capital expenditures	—	(30,555)	—	(30,555)
Purchases of investment securities	(241,425)	—	—	(241,425)
Sales of investment securities	252,600	—	—	252,600
Facility acquisitions	—	(18,554)	—	(18,554)
Site acquisition	—	(5,053)	—	(5,053)
Withdrawals from restricted debt payment account, net	—	—	4,586	4,586
Proceeds from the sale of property and equipment	—	371	—	371
Net cash provided by (used in) investing activities	11,175	(53,791)	4,586	(38,030)

Cash flows from financing activities:
Payment of MCF bonds	—	—	(10,500)	(10,500)
Borrowing on line of credit	10,000	—	—	10,000
Payments of capital lease obligations	—	(8)	—	(8)
Tax benefit of stock option exercises	508	—	—	508
Proceeds from exercise of stock options	2,786	—	—	2,786
Net cash provided by (used in) financing activities	13,294	(8)	(10,500)	2,786

Net decrease in cash and cash equivalents	(17,449)	(147)	(30)	(17,626)

Cash and cash equivalents at beginning of period	18,083	371	75	18,529

Cash and cash equivalents at end of period	$634	$224	$45	$903

ITEM 2.                             Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Cornell Companies, Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Cornell,” the “Company,” “we,” “us” or “our”) is a leading provider of correctional, detention, educational, rehabilitation and treatment services outsourced by federal, state, county and local government agencies. We provide a diversified portfolio of services for adults and juveniles through our three operating divisions: (1) Adult Secure Services; (2) Abraxas Youth and Family Services and (3) Adult Community-Based Services. At September 30, 2008, we operated 70 facilities with a total service capacity of 20,121. We also had one vacant facility with a service capacity of 70. Our facilities are located in 15 states and the District of Columbia.

The following table (which excludes data related to discontinued operating facilities) sets forth for the periods indicated total residential service capacity and contracted beds in operation at the end of the periods shown, average contract occupancy percentages and total non-residential service capacity.

	September 30,	September 30,
	2008	2007
Residential
Service capacity (1)	17,788	14,581
Contracted beds in operation (end of period) (2)	17,017	13,472
Average contract occupancy based on contracted beds in operation (3) (4)	92.7%	102.1%
Non-Residential
Service capacity (5)	2,403	3,021

(1)          Residential service capacity is comprised of the number of beds currently available for service in our residential facilities.

(2)          At certain residential facilities, the contracted capacity is lower than the facility’s service capacity. We could increase a facility’s contracted capacity by obtaining additional contracts or by renegotiating existing contracts to increase the number of beds covered. However, we may not be able to obtain contracts that provide occupancy levels at a facility’s service capacity or be able to maintain current contract capacities in future periods.

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

Our operating results for the nine months ended September 30, 2008 were impacted by a few significant events.  We completed a 300 bed expansion at the D. Ray James Prison and activated these beds in February 2008.  We also completed and activated the 1,100 bed expansion at the Great Plains Correctional Facility and the 500 bed expansion of the Walnut Grove Youth Correctional Facility in September 2008 and continued the 700 bed expansion at the D. Ray James Prison.  In addition, we recorded a contract-based revenue adjustment (in March 2008) of approximately $1.5 million at the Regional Correctional Center for the contract year ended March 2008 (no such adjustment was required for the contract year ended March 2007).

We believe we will continue to see steady demand across our various business segments and our customer base (federal, state and local). We continue to monitor government budget plans and the effect tightened spending plans could have on our business, particularly in light of recent developments in the financial markets and the overall economy. While we believe governmental budget pressures will provide opportunities for our business, tightening budgets can also place pressure on our pricing and other aspects of our business. A key driver for our performance is expected to be our ability to manage our various facility expansions in process and bring them on stream under contracts. We also plan to remain focused on increasing utilization and improving customer mix as we believe those initiatives are key elements of our financial performance.

We derive substantially all of our revenues from providing adult corrections and treatment and juvenile justice, educational and treatment services outsourced by federal, state and local government agencies in the United States. Revenues for our services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis or on a cost-plus reimbursement basis. For the three months ended September 30, 2008 our revenue base consisted of 54.3% for services provided under per diem contracts, 40.2% for services provided under take-or-pay and management contracts, 3.4% for services provided under cost-plus reimbursement contracts, 1.9% for services provided under fee-for-service contracts and 0.2% from other miscellaneous sources. For the three months ended September 30, 2007, our revenue base consisted of 72.7% for services provided under per diem contracts, 20.4% for services provided under take-or-pay and management contracts, 4.5% for services provided under cost-plus reimbursement contracts, 2.0% for services provided under fee-for-service contracts and 0.4% from other miscellaneous sources. The increase in the percentage of revenues provided under take-or-pay and management contracts in the three months ended September 30, 2008 was due primarily to the take-or-pay contract awarded by the Federal Bureau of Prisons (“BOP”) to our Big Spring Correctional Center in 2007 and the 916 inmate take-or-pay contract awarded by the Arizona Department of Corrections at our Great Plains Correctional Facility under which we began operations in September 2007.  The increase in the percentage of revenues provided under take-or-pay contracts was partially offset by 1) the transition of our management contract for the Donald W. Wyatt Detention Center to the facility owner in July 2007 and 2) the termination of our management contract for the Harrisburg Alternative Education School Program for the 2007-2008 school year.  The decrease in the percentage of revenues provided under per diem contracts in the three months ended September 30, 2008 as compared to the same period of the prior year was due primarily to the transition of the contracts at the Great Plains Correctional Facility and the Big Spring Correctional Center as previously noted.

For the nine months ended September 30, 2008 our revenue base consisted of 52.4% for services provided under per diem contracts, 41.6% for services provided under take-or-pay and management contracts, 3.8% for services provided under cost-plus reimbursement contracts, 2.0% for services provided under fee-for-service contracts and 0.2% from other miscellaneous sources. For the nine months ended September 30, 2007, our revenue base consisted of 69.0% for services provided under per diem contracts, 23.7% for services provided under take-or-pay and management contracts, 4.7% for services provided under cost-plus reimbursement contracts, 2.1% for services provided under fee-for-service contracts and 0.5% from other miscellaneous sources. The increase in the percentage of revenues provided under take-or-pay and management contracts in the nine months ended September 30, 2008 was due primarily to the take-or-pay contract awarded by the BOP to our Big Spring Correctional Center in 2007 and the 916 inmate take-or-pay contract awarded by the Arizona Department of Corrections at our Great Plains Correctional Facility under which we began operations in September 2007.  The increase in the percentage of revenues provided under take-or-pay contracts was partially offset by 1) the transition of our management contract for the Donald W. Wyatt Detention Center to the facility owner in July 2007 and 2) the termination of our management contract for the Harrisburg Alternative Education School Program for the 2007-2008 school year (due to lack of funding by the contracting agency).  The decrease in the percentage of revenues provided under per diem contracts in the nine months ended September 30, 2008 as compared to the same period of the prior year was due primarily to the transition of the contracts at the Great Plains Correctional Facility and the Big Spring Correctional Center as previously noted.  This decrease was partially offset by the addition of the High Plains Correctional Facility acquired in May 2007.

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

Revenues for our Adult Secure Services division are primarily generated from per diem and take-or-pay contracts. For the three months ended September 30, 2008 and 2007, we realized average per diem rates on our Adult Secure Services facilities of approximately $53.12 and $53.54, respectively. For the nine months ended September 30, 2008 and 2007, we realized average per diem rates of approximately $54.00 and $54.65, respectively.

Revenues for our Abraxas Youth and Family Services division are primarily generated from per diem, fee-for-service and cost-plus reimbursement contracts. For the three months ended September 30, 2008 and 2007, we realized average per diem rates on our residential Abraxas Youth and Family Services facilities of approximately $193.89 and $176.26, respectively. For the nine months ended September 30, 2008 and 2007, we realized average per diem rates of approximately $191.03 and $171.11, respectively. The increase in average per diem rates is due to the increased occupancy at the Cornell Abraxas Academy as well as changes in the mix of services provided at other facilities. For the three months ended September 30, 2008 and 2007, we realized average fee-for-service rates for our non-residential community-based Abraxas

Youth and Family Services facilities and programs, including rates that are limited by Medicaid and other private insurance providers, of approximately $45.32 and $44.81, respectively. For the nine months ended September 30, 2008 and 2007, we realized average fee-for-service rates of approximately $47.85 and $44.81, respectively. The majority of our Abraxas Youth and Family Services contracts renew annually. Our average fee-for-service rates fluctuate from period-to-period due to changes in the mix of services provided.

Revenues for our Adult Community-Based Services division are primarily generated from per diem and fee-for-service contracts. For the three months ended September 30, 2008 and 2007, we realized average per diem rates on our residential Adult Community-Based Services facilities of approximately $68.46 and $62.61, respectively. For the nine months ended September 30, 2008 and 2007, we realized average per diem rates of $66.44 and $62.47, respectively. For the three months ended September 30, 2008 and 2007, we realized average fee-for-service rates on our non-residential Adult Community-Based Services programs of approximately $11.90 and $11.34, respectively. For the nine months ended September 30, 2008 and 2007, we realized average fee-for-service rates of approximately $13.71 and $12.71, respectively. Our average fee-for-service rates can fluctuate from year-to-year due to changes in the mix of services provided by our various Adult Community-Based Services facilities and programs.

We have historically experienced higher operating margins in our Adult Secure Services and our Adult Community-Based Services divisions as compared to our Abraxas Youth and Family Services division due to higher utilization and absorption of fixed costs.  Our operating margin in a given period will be impacted by those facilities which may either be dormant or have been reactivated during the period. We have reactivated several facilities in recent periods including the Hector Garza Residential Treatment Center and the Great Plains Correctional Facility in 2007. We have also activated facility expansions at D. Ray James Prison, Great Plains Correctional Facility and the Walnut Grove Youth Correctional Facility in 2008. Additionally, changes in contract terms resulting from contract renewals, revisions, or new contract awards can impact our operating margins.  Our operating margins within a division can vary from facility to facility based on various factors such as whether a facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the mix of services provided, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract and our ability to increase a facility’s contract revenue.  Under take-or-pay contracts for new or vacant facilities, such as the contract at the Moshannon Valley Correctional Center, operating margins are typically higher during the early stages of the contract as the facility’s population increases (as revenues are received at contract percentages regardless of occupancy level).  As variable costs (primarily resident related and certain facility costs) increase with the increase in population, operating margins will generally decline to a stabilized level.  A decline in occupancy at certain of our facilities can have a significant impact on our operating margins due to reduced absorption of fixed costs at these facilities.

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

We are responsible for all facility operating costs, except for certain debt service and interest or lease payments for facilities where we have a management contract only. At these facilities, the facility owner is responsible for all debt service and interest or lease payments related to the facility. We are responsible for all other operating expenses at these facilities. We operated 16 facilities under management contracts at September 30, 2008 and 2007.

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

In August 2007, we announced that we were initiating a second expansion of the D. Ray James Prison. This expansion project will increase the facility’s service capacity by an additional 700 beds for a total service capacity of approximately 2,800 beds. This expansion project began in the first quarter of 2008 and is expected to be completed in the first quarter of 2009. We are marketing this additional expansion and believe those beds are well suited for a Georgia Department of Corrections (“DOC”) bid which requires use of an existing facility, although we can make no assurance that we will successfully bid for this contract. We currently estimate that the capital expenditures related to this expansion project will be approximately $34.7 million.  As of September 30, 2008, we had incurred and capitalized total costs of approximately $23.4 million related to this expansion. We believe that our existing cash flow and available balance under our Amended Credit Facility will provide adequate funding to complete this facility expansion.

Great Plains Correctional Facility

In May 2007, we were awarded a contract by the Arizona Department of Corrections for our Great Plains Correctional Facility in Hinton, Oklahoma. The contract calls for a total of 2,000 medium-security inmates to be housed at the facility. We initially housed approximately 916 inmates and the remainder will be housed through a recently completed expansion of the existing facility. We expect to complete the ramp-up to 2,000 inmates during the fourth quarter of 2008. As of September 30, 2008, we had incurred and capitalized total costs of approximately $45.8 million related to this expansion. We believe that our existing cash flow and available balance under our Amended Credit Facility will provide adequate funding to complete this facility expansion.

Hudson, Colorado

We entered into an agreement pursuant to which we will lease a new 1,250 male bed adult secure facility in Hudson, Colorado. The facility is owned by a third party and is being built on land we sold to the third party. We retained approximately 270 acres out of the original 320 acres we acquired in 2007. We anticipate the construction, which began in the third quarter of 2008, to be completed in the fall of 2009. We have signed an implementation agreement with the Colorado Department of Corrections (“Colorado DOC”), which governs the construction of the facility and contemplates a service agreement which can be entered into upon completion of the implementation agreement.  We expect to begin receiving inmates in the fourth quarter of 2009.  We expect to enter into a service agreement for the facility with the Colorado DOC but can make no assurances that we will do so.

Hurricane Ike

Hurricane Ike, which came ashore in Texas in September 2008, damaged our Beaumont Transitional Treatment Center, Leidel Comprehensive Sanction Center and Reid Community Residential Facility. These damages are covered by our insurance, subject to normal deductibles, for which we have recorded a charge of approximately $0.5 million in the three months ended September 30, 2008. We expect the Leidel facility to continue near normal operations. The Reid facility reopened in mid-October 2008 at approximately 40 percent of its previous capacity of approximately 500. We believe the remainder of the operating capacity will be operational in the first quarter 2009. Reid generated revenues of approximately $4.1 million and $4.0 million in the nine months ended September 30, 2008 and 2007, respectively. The Beaumont facility reopened in mid-October 2008 at near normal capacity.

Regional Correctional Center

In August 2007, the Bureau of Immigration and Customs Enforcement (“ICE”) removed all ICE detainees from the Regional Correctional Center in Albuquerque, New Mexico. ICE then informed us in February 2008 that it would not resume use of the facility.  Also, in February 2008, the client, the Office of Federal Detention Trustee (“OFDT”), attempted to unilaterally amend its agreement to reduce the number of minimum annual guaranteed mandays under the agreement. We do not believe OFDT has the right to make such a change.  Refer to “-Results of Operations — Liquidity and Capital Resources - Contractual Uncertainties Related to Certain Facilities - Regional Correctional Center” for more information concerning this and other developments concerning the Regional Correctional Center. We recorded a contract-based revenue adjustment (in March 2008) of approximately $1.5 million for the contract year ended March 2008, for which the related receivable is carried in accounts receivable — trade at September 30, 2008.

Walnut Grove Youth Correctional Facility

In August 2007, we were notified by the State of Mississippi that funding had been approved for a 500 bed expansion of the 941 bed Walnut Grove Youth Correctional Facility that we have been managing since 2004. Expansion of the facility, which is being entirely funded by the State of Mississippi, began in the third quarter 2007 and was completed and became operational in the third quarter 2008.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 141 (Revised)

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

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles and expands disclosures about fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. SFAS No. 157 became effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  This statement applies prospectively to financial assets and liabilities.   In February 2008, the FASB issued FSP 157-2, which delayed the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities.  Our adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and liabilities did not have any financial impact on our consolidated results of operations or financial condition.  We are currently evaluating the impact of implementation with respect to nonfinancial assets and liabilities on our consolidated financial statements.

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

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement.  The following table summarizes the valuation of our financial assets and liabilities by pricing levels, as defined by the provisions of SFAS No. 157, as of September 30, 2008:

	Fair Value as of September 30, 2008 (in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Cash and Cash Equivalents	$1,784	$—	$—	$1,784
Corporate Bonds	—	4,337	—	4,337
Money Market Funds	—	40,773	—	40,773
Liabilities:
Derivative Instruments (Debt Service Funds)	$—	$—	$1,160	$1,160

The corporate bonds and money market funds are carried in debt service fund and other restricted assets and the debt service reserve fund in the accompanying balance sheet. The derivative instrument is carried in other long term liabilities in the accompany balance sheet.

SFAS No. 157 requires a reconciliation of the beginning and ending balances for fair value measurements using Level 3 inputs.  The table below sets forth a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended September 30, 2008 (in thousands):

Derivative instruments as of December 31, 2007	$2,151
Unrealized gain, net	(735)
Tax provision	(511)
Derivative instruments as of March 31, 2008	905
Unrealized loss, net	618
Tax benefit	428
Derivative instruments as of June 30, 2008	$1,951
Unrealized gain, net	(467)
Tax provision	(324)
Derivative instruments as of September 30, 2008	$1,160

FASB Staff Position SFAS No. 157-3

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”).  This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.   We applied this FSP to financial assets measured at fair value on a recurring basis at September 30, 2008.  See Note 7 – New Accounting Pronouncements – “Statement of Financial Accounting Standards No. 157”.  The adoption of FSP SFAS 157-3 did not have a significant impact on our consolidated financial position, results of operations or cash flows.”

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 became effective for financial statements issued for fiscal years beginning after November 15, 2007, provided the entity elects to apply the provisions of SFAS No. 157. Our adoption of SFAS No. 159 on January 1, 2008 did not have any impact on our consolidated results of operations or financial condition as we have elected not to apply the provisions of SFAS No. 159 to our financial instruments or other eligible items that are not required to be measured at fair value.

Statement of Financial Accounting Standards No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  This statement clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.

Statement of Financial Accounting Standards No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial reporting about derivatives and hedging activities by requiring enhanced qualitative and quantitative disclosures regarding derivative instruments, gains and losses on such instruments and their effects on an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.   We are currently evaluating the impact that this pronouncement may have on our consolidated financial statements.

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

Cash Flows From Operating Activities.  Cash provided by operations was approximately $21.0 million for the nine months ended September 30, 2008 compared to $17.6 million for the nine months ended September 30, 2007.  The increase from the prior period was principally due to higher net income as well as changes in certain working capital accounts (including principally accounts receivable and accounts payable) due to timing of  payments received and made.

Cash Flows From Investing Activities.  Cash used in investing activities was approximately $54.5 million for the nine months ended September 30, 2008 due to capital expenditures of $59.3 million related primarily to the expansion projects at the D. Ray James Prison and the Great Plains Correctional Facility. These payments were partially offset by net withdrawals from the restricted debt payment account of $3.7 million and proceeds of $0.8 million from the sale of certain property.  Additionally, we had sales of investment securities of $0.3 million. Cash used in investing activities was approximately $38.0 million for the nine months ended September 30, 2007 due primarily to the High Plains Correctional Facility and the formerly leased Washington, D.C. facility purchases for an aggregate cost of approximately $18.6 million, the $5.1 million purchase of the Hudson, Colorado site (to be utilized under our contract with the Colorado Department of Corrections) and capital expenditures of approximately $30.6 million related primarily to the expansion projects at the Big Spring Correctional Center and the D. Ray James Prison. Additionally, we had net sales of investment securities of $11.2 million and withdrawals from the restricted debt payment account, net, of $4.6 million.

Cash Flows From Financing Activities.  Cash provided by financing activities was approximately $32.3 million for the nine months ended September 30, 2008 due primarily to borrowings on our Amended Credit Facility of $43.0 million and proceeds from the exercise of stock options of $0.6 million. These were partially offset by MCF’S annual principal payment of $11.4 million in July 2008. Cash flows provided by financing activities was approximately $2.8 million for the nine months ended September 30, 2007 due primarily to proceeds from the exercise of stock options and warrants, and the related tax benefit, of $3.3 million and proceeds from the borrowings under our Credit Facility of $10.0 million, offset by MCF’s annual principal payment of $10.5 million in July 2007.

Treasury Stock Repurchases.  We did not purchase any of our common stock in the nine months ended September 30, 2008 and 2007.

Long-Term Credit Facilities.  Our Amended Credit Facility provides for borrowings up to $100.0 million (including letters of credit), matures in December 2011 and bears interest, at our election depending on our total leverage ratio, at either the LIBOR rate plus a margin ranging from 1.50% to 2.25%, or a rate which ranges from 0.00% to 0.75% above the applicable prime rate. The available commitment under our Amended Credit Facility was approximately $11.4 million at September 30, 2008.  We had outstanding borrowings under our Amended Credit Facility of $73.0 million and we had outstanding letters of credit of approximately $15.6 million at September 30, 2008.  Subject to certain requirements, we have the right to increase the commitments under our Amended Credit Facility up to $150.0 million, although the indenture for our Senior Notes limits our ability, subject to certain conditions, to expand the Amended Credit Facility beyond $100.0 million.  The Amended Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. The Amended Credit Facility is not secured by the assets of MCF, a special purpose entity. Our Amended Credit Facility contains commonly used covenants including compliance with laws and limitations on certain financing transactions and mergers and also includes various financial covenants.  We believe the most restrictive covenant under our Amended Credit Facility is the fixed charge coverage ratio.  At September 30, 2008, we were in compliance with all of our debt financial covenants.

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

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate.  The terms of the interest rate swap contract and the underlying debt instrument were identical.  The swap agreement was designated as a fair value hedge.  The swap had a notional amount of $84.0 million and matured in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, we paid, on a semi-annual basis (each January 1 and July 1), a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and received a fixed-rate interest of 10.75%. For the three and nine months ended September 30, 2007, we recorded interest expense related to this interest rate swap of approximately $0.07 million and $0.2 million, respectively. The swap agreement was marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes. The carrying value of the Senior notes as of this date was adjusted accordingly by the same amount. Because the swap agreement was an effective fair-value hedge, there was no effect on our results of operations from the mark-to-market adjustment as long as the swap was in effect. In October 2007, we terminated the swap agreement. We received approximately $0.2 million in conjunction with the termination, which is being amortized over the remaining term of the Senior Notes.

Future Liquidity

Our shelf registration statement on Form S-3 for potential for offerings from time to time of up to $75.0 million in gross proceeds of debt securities, common stock, preferred stock, warrants or certain other securities was declared effective by the Securities and Exchange Commission in September 2008.

We expect to use existing cash balances, internally generated cash flows and borrowings from our Amended Credit Facility to fulfill anticipated obligations such as capital expenditures, working-capital needs and scheduled debt maturities over at least the next twelve months. We expect to be fully drawn on our Amended Credit Facility by December 31, 2008. We also will continue to analyze our capital structure, including a potential refinancing of our Senior Notes and financing for our expected future capital expenditures, including any potential acquisitions. We will consider potential acquisitions from time to time. Our principal focus for acquisitions is anticipated to be in our Adult Secure and Adult Community-Based divisions, although we would also pursue attractively priced acquisitions in our Abraxas division. We may decide to use internally generated funds, bank financing, equity issuances,  debt issuances or a combination of any of the foregoing to finance our future capital needs.

Our internally generated cash flow is directly related to our business. Should the private corrections and juvenile businesses deteriorate, or should we experience poor results in our operations, cash flow from operations may be reduced. We have, however, continued to generate positive cash flow from operating activities over recent years and expect that cash flow will continue to be positive over the next year. Our access to debt and equity markets may be reduced or closed to us due to a variety of events, including, among others, restrictions under our Senior Notes indenture or our Amended Credit Facility, industry conditions, general economic conditions, market conditions, credit rating agency downgrades of our debt and/or market perceptions of us and our industry. The extreme volatility seen in the financial markets beginning in the third quarter of 2008 has continued into the fourth quarter of 2008 and is expected to be present for the near term. Such volatility could result in decreased availability of capital at economical terms and could also put additional financial and budgetary pressure on our customers. Such conditions could potentially result in our inability to pursue additional growth opportunities (such as facility expansions or new facility construction) and, if coupled with unexpected client, operational or other issues affecting our cash flow, in a need to seek additional financing at terms we would otherwise not accept.

In addition, our accounts receivable are with federal, state, county and local government agencies, which we generally believe reduces our credit risk. However, it is possible that situations such as continuing budget resolutions, delayed passage of budgets or budget pressures, may increase the length of repayment of certain of these receivables.

Results of Operations

The following table sets forth for the periods indicated the percentages of revenue represented by certain items in our historical consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	74.9	78.4	73.5	76.9
Depreciation and amortization	4.7	4.6	4.5	4.4
General and administrative expenses	5.7	4.9	6.7	7.4
Income from operations	14.7	12.1	15.3	11.3
Interest expense, net	6.0	6.9	6.2	6.9
Income before provision for income taxes and minority interest	8.7	5.2	9.1	4.4
Provision for income taxes	3.5	2.4	3.9	2.0
Minority interest in consolidated special purpose entity	0.1	—	—	—
Net income	5.1%	2.8%	5.2%	2.4%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues. Revenues increased approximately $7.9 million, or 9.0%, to $95.2 million for the three months ended September 30, 2008 from $87.3 million for the three months ended September 30, 2007.

Adult Secure Services. Adult Secure Services revenues increased $8.4 million, or 19.5%, to $51.5 million for the three months ended September 30, 2008 from $43.1 million for the three months ended September 30, 2007 due primarily to 1) an increase in revenues of $4.9 million at the Great Plains Correctional Facility which began operating under a contract with the Arizona Department of Corrections in September 2007 (this facility was vacant in July - August 2007) as well as increased occupancy as a result of a facility expansion completed in September 2008, 2) an increase in revenues of $2.4 million at the Big Spring Correctional Center due to increased occupancy as a result of the facility expansion completed in November 2007 related to the take-or-pay contract awarded to us by the BOP in 2007, 3) an increase in revenues of $1.2 million at the D. Ray James Prison due to increased occupancy as a result of a facility expansion completed in the first quarter of 2008 and 4) an increase in revenues of $0.6 million at the Regional Correctional Center due to increased occupancy (as previously discussed, ICE had removed all of its inmates as of August 2007).  The increase in revenues due to the above items was offset, in part, by a decrease in revenues of $1.1 million due to the transition of our management contract at the Donald W. Wyatt Detention Center to the facility owner in July 2007.  The remaining net increase in revenues of $0.4 million was due to various insignificant fluctuations in revenues at our other Adult Secure Services facilities.

At September 30, 2008, we operated 10 Adult Secure Services facilities with an aggregate service capacity of 12,841. Average contract occupancy was 89.9% for the three months ended September 30, 2008 compared to 99.6% for the three months ended September 30, 2007. The decrease in the average contract occupancy is primarily due to the additional capacity of approximately 1,600 beds brought into operation in September 2008 at the Great Plains Correctional Facility and the Walnut Grove Youth Correctional Facility. The average per diem rate for our Adult Secure Services facilities was approximately $53.12 and $53.54 for the three months ended September 30, 2008 and 2007, respectively.

Abraxas Youth and Family Services. Abraxas Youth and Family Services revenues decreased $0.9 million, or 3.3%, to $26.2 million for the three months ended September 30, 2008 from $27.1 million for the three months ended September 30, 2007 due primarily to 1) a decrease in revenues of $1.7 million at the Cornell Abraxas I (“A-1”) facility due to reduced occupancy, 2) a decrease in revenues of $0.6 million due to the termination of our management contract for the Reading Alternative Education School Program in June 2008 and 3) a decrease in revenues of $0.5 million at the Texas Adolescent Center (“TATC”) due to reduced occupancy.  The decrease in revenues due to the above items was offset, in part, by 1) an increase in revenues of $1.1 million at the Cornell Abraxas Academy due to increased occupancy and 2) an increase in revenues of $0.5 million at the Cornell Abraxas of Ohio facility principally due to improved occupancy.  The remaining net increase in revenues of $0.3 million was due to various insignificant fluctuations in revenues at our other Abraxas Youth and Family Services facilities and programs.

At September 30, 2008, we operated 18 residential Abraxas Youth and Family Services facilities and 11 non-residential community-based programs with an aggregate service capacity of 3,488. Additionally, we had one residential facility with a service capacity of 70 that was vacant at September 30, 2008. Average contract occupancy for the three months ended September 30, 2008 was 74.6% compared to 91.8% for the three months ended September 30, 2007. The reduction in average contract occupancy reflects the under-utilization at certain facilities, including A-1, the Cornell Abraxas Academy and the Hector Garza Residential Treatment Center, among others.

The average per diem rate for our residential facilities was approximately $193.89 for the three months ended September 30, 2008 compared to $176.26 for the three months ended September 30, 2007. The increase in average per diem rates is due to the increased occupancy at the Cornell Abraxas Academy as well as change in the mix of services provided at other facilities. Our average fee-for-service rate for our non-residential community-based facilities and programs was approximately $45.32 for the three months ended September 30, 2008 compared to $44.81 for the three months ended September 30, 2007.

Adult Community-Based. Adult Community-Based Services revenues increased approximately $0.3 million, or 1.7%, to $17.5 million for the three months ended September 30, 2008 from $17.2 million for the three months ended September 30, 2007 due to various insignificant fluctuations in revenues at our various Adult Community-Based Services facilities and programs.

At September 30, 2008, we operated 28 residential Adult Community-Based Services facilities and three non-residential Adult Community-Based programs with an aggregate service capacity of 3,792. Average contract occupancy was 99.6% for the three months ended September 30, 2008 compared to 102.3% for the three months ended September 30, 2007. The average per diem rate for our residential Adult Community-Based Services facilities was approximately $68.46 for the three months ended September 30, 2008 compared to $62.61 for the three months ended September 30, 2007. The average fee-for-service rate for our non-residential Adult Community-Based Services programs was approximately $11.90 for the three months ended September 30, 2008 compared to $11.34 for the three months ended September 30, 2007.

We gave notice of early termination of our management contract for the Lincoln County Detention Center in Lincoln County, New Mexico in February 2008 and transitioned operation of the facility to a new operator in May 2008.  We faced continual staffing and other issues in the rural area and decided that our continued operation of that facility was not in the best interest of our shareholders.  The contract for this facility generated revenues of approximately $0.5 million in the three months ended September 30, 2007.

Operating Expenses. Operating expenses increased approximately $2.7 million, or 3.9%, to $71.2 million for the three months ended September 30, 2008 from $68.5 million for the three months ended September 30, 2007.

Adult Secure Services. Adult Secure Services operating expenses increased approximately $2.6 million, or 8.0%, to $34.9 million for the three months ended September 30, 2008 from $32.3 million for the three months ended September 30, 2007 due primarily to 1) an increase in operating expenses of $2.5 million at the Great Plains Correctional Facility due to increased occupancy resulting from our contract with the Arizona Department of Corrections which commenced in September 2007 as well as the completion of a facility expansion in September 2008, 2) an increase in operating expenses of $1.0 million at the D. Ray James Prison due to increased occupancy resulting from the completion of a facility expansion in the first quarter of 2008, 3) an increase in operating expenses of $0.7 million at the Big Spring Correctional Center due to increased occupancy and 4) an increase in operating expenses of $0.6 million at the Walnut Grove Youth Correctional Facility due to increased occupancy resulting from a facility expansion completed in September 2008. The increase in operating expenses due to the above items was offset, in part, by a decrease in operating expenses of $1.2 million due to the transition of our management contract for the Donald W. Wyatt Detention Center to the facility owner in July 2007. The remaining net decrease in operating expenses of $1.0 million was due to various insignificant fluctuations in operating expenses at our other Adult Secure Services facilities.

As a percentage of segment revenues, Adult Secure Services operating expenses were 67.8% for the three months ended September 30, 2008 compared to 74.9% for the three months ended September 30, 2007.  The 2008 operating margin was favorably impacted primarily by the 2007 contract awards at the Big Spring Correctional Center and the Great Plains Correctional Facility (which began in November 2007 and September 2007, respectively), and the related expansions at these facilities.

Abraxas Youth and Family Services. Abraxas Youth and Family Services operating expenses increased approximately $0.1 million, or 0.4%, to $23.8 million for the three months ended September 30, 2008 from $23.7 million for the three months ended September 30, 2007 due to various insignificant fluctuations in operating expenses at our various Abraxas Youth and Family Services facilities and programs. As a percentage of segment revenues, Abraxas Youth and Family Services operating expenses were 90.8% for the three months ended September 30, 2008 compared to 87.6% for the three months ended September 30, 2007. The 2008 operating margin was negatively impacted by the lower utilization at those facilities previously noted.

Adult Community-Based Services. Adult Community-Based Services operating expenses were approximately $12.5 million for the three months ended September 30, 2008 and 2007. As a percentage of segment revenues, Adult Community-Based Services operating expenses were 71.5% for the three months ended September 30, 2008 compared to 72.9% for the three months ended September 30, 2007.

Depreciation and Amortization. Depreciation and amortization increased approximately $0.5 million, or 12.5%, to $4.5 million for the three months ended September 30, 2008 from $4.0 million for the three months ended September 30, 2007. The increase was due primarily to the depreciation expense related to the facility expansions at the Great Plains Correctional Facility, the Big Spring Correctional Center and the D. Ray James Prison. Amortization of intangibles was approximately $0.5 million and $0.6 million for the three months ended September 30, 2008 and 2007.

General and Administrative Expenses. General and administrative expenses increased approximately $1.2 million, or 27.9%, to $5.5 million for the three months ended September 30, 2008 from $4.3 million for the three months ended September 30, 2007 due primarily to a net $1.5 million legal claims settlement received in August 2007.

Interest. Interest expense, net of interest income, decreased to approximately $5.8 million for the three months ended September 30, 2008 from $6.0 million for the three months ended September 30, 2007. For the three months ended September 30, 2008, we capitalized interest of approximately $1.0 million related to the expansion projects at the D. Ray James Prison and the Great Plains Correctional Facility. We capitalized interest of $0.4 million in three months ended September 2007 related to the expansion projects at the Big Spring Correctional Center and the D. Ray James Prison. Additionally, MCF made an annual bond principal payment of $11.4 million on July 31, 2008 which reduced bond interest expense for the three months ended September 30, 2008 by approximately $0.2 million as compared to the same period of 2007.

Income Taxes. For the three months ended September 30, 2008, we recognized a provision for income taxes at an estimated effective rate of 40.7%. For the three months ended September 30, 2007, we recognized a provision for income taxes at an estimated effective rate of 46.4%. The change in our estimated effective tax rate in 2008 was related to an increase in operating income across certain of our business segments, changes in our FIN 48 liabilities, the decreased impact of certain nondeductible expenses and the utilization of certain tax credits.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues. Revenues increased approximately $16.7 million, or 6.2%, to $285.2 million for the nine months ended September 30, 2008 from $268.5 million for the nine months ended September 30, 2007.

Adult Secure Services. Adult Secure Services revenues increased approximately $14.3 million, or 10.4%, to $151.7 million for the nine months ended September 30, 2008 from $137.4 million for the nine months ended September 30, 2007 due primarily to 1) an increase in revenues of $12.5 million at the Great Plains Correctional Facility due to increased occupancy resulting from our contract with the Arizona Department of Corrections which began in September 2007 as well as a facility expansion completed in September 2008, 2) an increase in revenues of $8.3 million at the Big Spring Correctional Center due to increased occupancy as a result of the facility expansion completed in November 2007 related to the take-or-pay contract awarded to us by the BOP in 2007, 3) an increase in revenues of $3.7 million at the D. Ray James Prison due to increased occupancy resulting from the facility expansion completed in the first quarter of 2008, 4) an increase in revenues of $1.8 million at the High Plains Correctional Facility acquired in May 2007 and 5) an increase in revenues of $0.8 million at the Leo Chesney Community Correctional Facility due to increased occupancy.  The increase in revenues due to the above items was offset, in part, by 1) a decrease in revenues of $8.0 million due to the transition of our management contract at the Donald W. Wyatt Detention Center to the facility owner in July 2007 and 2) a decrease in revenues of $5.2 million at the Regional Correctional Center due to the removal of all ICE inmates as of August 2007 (including the $1.5 million contract-based revenue adjustment recorded in March 2008).  The remaining net increase in revenues of $0.4 million was due to various insignificant fluctuations in revenues at our other Adult Secure facilities.

Average contract occupancy for the nine months ended September 30, 2008 was 92.5% compared to 103.8% for the nine months ended September 30, 2007. The decrease in average contract occupancy was primarily due to the additional capacity of approximately 1,600 beds brought into operation in September 2008 at the Great Plains Correctional Facility and the Walnut Grove Youth Correctional Facility, as well as the removal by ICE of all of its inmates from the Regional Correctional Center as of August 2007. The average per diem rate for our Adult Secure Services facilities was approximately $54.00 and $54.65 for the nine months ended September 30, 2008 and 2007, respectively.

Abraxas Youth and Family Services. Abraxas Youth and Family Services revenues increased approximately $0.3 million, or 0.4%, to $80.9 million for the nine months ended September 30, 2008 from $80.6 million for the nine months ended September 30, 2007 due primarily to 1) an increase in revenues of $3.8 million at the Cornell Abraxas Academy due to increased occupancy, 2) an increase in revenues of $1.8 million at the Southern Peaks Regional Treatment Center due to both improved occupancy and a change in customer mix, 3) an increase in revenues of $1.0 million at the Hector Garza Residential Treatment Center which we reactivated in August 2007 and 4) an increase in revenues of $1.2 million at the Cornell Abraxas of Ohio facility due to improved occupancy. The increase in revenues due to the above items was offset by 1) a decrease in revenues of $3.4 million at A-1 due to reduced occupancy, 2) a decrease in revenues of $1.8 million due to the termination of our management contract for the Harrisburg Alternative Education School Program for the 2007-2008 school year (due to lack of funding by the contracting agency), 3) a decrease in revenues of $1.3 million at the Texas Adolescent Center due to reduced occupancy and 4) a decrease in revenues of $0.9 million at the Alexander Youth Services Center which closed in January 2007.  The remaining net decrease in revenues of $0.1 million was due to various insignificant fluctuations in revenues at our other Abraxas Youth and Family Services facilities and programs.

Average contract occupancy was 80.5% for the nine months ended September 30, 2008 compared to 92.7% for the nine months ended September 30, 2007. The reduction in average contract occupancy reflects the under-utilization at certain facilities including A-1, the Cornell Abraxas Academy and the Hector Garza Residential Treatment Center, among others. The average per diem rate for our residential Abraxas Youth and Family Services facilities was approximately $191.03 and $171.11 for the nine months ended September 30, 2008 and 2007, respectively. The increase in the average per diem rate was due to the increased occupancy at the Cornell Abraxas Academy as well as change in the mix of services provided at other facilities. Our average fee-for-service rate for our non-residential Abraxas Youth and Family Services community-based facilities and programs was approximately $47.85 and $44.81 for the nine months ended September 30, 2008 and 2007, respectively.

Adult Community-Based Services. Adult Community-Based Services revenues increased approximately $2.3 million, or 4.6%, to $52.7 million for the nine months ended September 30, 2008 from $50.4 million for the nine months ended September 30, 2007 due to 1) an increase in revenues of $1.0 million at the Cordova Center principally due to improved occupancy and 2) an increase in revenues of $0.5 million at the Midtown Center which was reactivated in late September 2007.  The remaining net increase in revenues of $0.8 million was due to various insignificant fluctuations in revenues at our other Adult Community-Based Services facilities and programs.

Average contract occupancy for the nine months ended September 30, 2008 was 100.4% compared to 101.3% for the nine months ended September 30, 2007. The average per diem rate for our residential Adult Community-Based Services facilities was $66.44 and $62.47 for the nine months ended September 30, 2008 and 2007, respectively. The average fee-for-service rate for our non-residential Adult Community-Based Services programs was $13.71 and $12.71 for the nine months ended September 30, 2008 and 2007, respectively.

We gave notice of early termination of our management contract for the Lincoln County Detention Center in Lincoln County, New Mexico in February 2008 and transitioned operation of the facility to a new operator in May 2008.  We faced continual staffing and other issues in the rural area and decided that our continued operation of that facility was not in the best interest of our shareholders.  The contract for this facility generated revenues of approximately $0.6 million in the nine months ended September 30, 2008 and approximately $1.5 million in the nine months ended September 30, 2007.

Operating Expenses. Operating expenses increased approximately $3.2 million, or 1.5%, to $209.7 million for the nine months ended September 30, 2008 from $206.5 million for the nine months ended September 30, 2007.

Adult Secure Services. Adult Secure Services operating expenses increased approximately $0.6 million, or 0.6%, to $99.4 million for the nine months ended September 30, 2008 from $98.8 million for the nine months ended September 30, 2007 due primarily to 1) an increase in operating expenses of $6.1 million at the Great Plains Correctional Facility due to increased occupancy resulting from the commencement of our operating contract with Arizona Department of Corrections in September 2007 as well as a facility expansion that was completed in September 2008, 2) an increase in operating expenses of $2.4 million at the D. Ray James Prison due to increased occupancy resulting from the facility expansion completed in the first quarter of 2008, 3) an increase in operating expenses of $1.5 million at the High Plains Correctional Facility acquired in May 2007, 4) an increase in operating expenses of $1.4 million at the Big Spring Correctional Center due to increased occupancy following the facility expansion completed in November 2007 and 5) an increase in operating expenses of $0.9 million at the Walnut Grove Youth Correctional Facility due to a facility expansion completed in September 2008.  The increase in operating expenses due to the above items was offset, in part, by 1) a decrease in operating expenses of $7.5 million due to the transition of our management contract for the Donald W. Wyatt Detention Center to the facility owner in July 2007 and 2) a decrease in operating expenses of $2.6 million at the Regional Correctional Center due to the removal of all ICE inmates as of August 2007.  The remaining net decrease in operating expenses of $1.6 million was due to various insignificant fluctuations in operating expenses at our other Adult Secure Services facilities as well as a reduction in divisional operating expenses.

As a percentage of segment revenues, Adult Secure Services operating expenses were 65.5% for the nine months ended September 30, 2008 compared to 71.9% for the nine months ended September 30, 2007. The 2008 operating margin was favorably impacted by the $1.5 million contract-based revenue adjustment at the Regional Correctional Center for the contract year ended March 2008 (we recognized this revenue in March 2008), by the reactivation of the Great Plains Correctional Facility in September 2007 and subsequent facility expansion completed in first quarter of 2008, and by the expansion completion/activations at the Big Spring Correctional Center (November 2007) and D. Ray James Prison (first quarter of 2008).

Abraxas Youth and Family Services. Abraxas Youth and Family Services operating expenses increased approximately $3.1 million, or 4.4%, to $72.9 million for the nine months ended September 30, 2008 from $69.8 million for the nine months ended September 30, 2007 due primarily to 1) an increase in operating expenses of $2.5 million at the Cornell Abraxas Academy due to increased occupancy, 2) an increase in operating expenses of $1.0 million at the Hector Garza Residential Treatment Center which we reactivated in August 2007, 3) an increase in operating expenses of $0.6 million at the Southern Peaks Regional Treatment Center due to increased occupancy, 4) an increase in operating expenses of $0.5 million at the Cornell Abraxas of Ohio facility due to increased occupancy and 5) an increase in operating expenses of $0.4 million due to the addition of several new alternative education programs in 2008.  The increase in operating expenses due to the above items was offset, in part, by 1) a decrease in operating expenses of $1.8 million due to the termination of our management contract for the Harrisburg Alternative Education School Program for the 2007-2008 school year (due to lack of funding by the contracting agency) and 2) a decrease in operating expenses of $0.5 million at TATC due to reduced occupancy.  The remaining net increase in operating expenses of $0.4 million was due to various insignificant fluctuations in operating expenses at our other Abraxas Youth and Family Services facilities and programs.

 As a percentage of segment revenues, Abraxas Youth and Family Services operating expenses were 90.1% for the nine months ended September 30, 2008 compared to 86.6% for the nine months ended September 30, 2007. The 2008 operating margin was negatively impacted by under-utilization at certain facilities, including the occupancy declines at A-1 and TATC.

Adult Community-Based Services. Adult Community-Based Services corrections and treatment services division operating expenses decreased approximately $0.5 million, or 1.3%, to $37.4 million for the nine months ended September 30, 2008 from $37.9 million for the nine months ended September 30, 2007 due primarily to a decrease in operating expenses of $0.8 million due to the closure of the Lincoln County Detention Center in May 2008 offset, in part, by an increase in operating expenses of $0.4 million at the Midtown Center which we reactivated in late September 2007.

As a percentage of segment revenues, Adult Community-Based Services operating expenses were 71.0% for the nine months ended September 30, 2008 compared to 75.1% for the nine months ended September 30, 2007. The 2008 operating margin was favorably impacted by increased operations and a change in the mix of services provided during the period.

Impairment of Long-Lived Assets.  We evaluate the realization of our long-lived assets at least annually or when changes in circumstances or a specific triggering event indicates that the carrying value of the asset may not be recoverable.  As a part of our evaluation, we make judgments regarding such factors as estimated market values and the potential future operating results and undiscounted cash flows associated with individual facilities or assets.  Additionally, should we decide to sell a facility or other such asset, realization is evaluated based on the estimated sales price based on the best market information available.  In conjunction with our review of certain of our long-lived assets based on estimated market values associated with these assets, we determined that our carrying value for a currently vacant site of land was not fully recoverable and exceeded its fair value and, as a result, we recorded an impairment charge of $0.3 million in the nine months ended September 30, 2008.  This charge is reflected in general and administrative expenses in the accompanying financial statements for the applicable period.

Depreciation and Amortization. Depreciation and amortization expense increased approximately $1.1 million, or 9.4%, to $12.8 million for the nine months ended September 30, 2008 from $11.7 million for the nine months ended September 30, 2007. Depreciation and amortization of property and equipment was approximately $11.4 million and $10.1 million for the nine months ended September 30, 2008 and 2007, respectively. The increase is due primarily to an increase in depreciation expense related to the building expansions at the Great Plains Correctional Facility, the Big Spring Correctional Center and the D. Ray James Prison. Amortization of intangibles was approximately $1.5 million and $1.7 million for the nine months ended September 30, 2008 and 2007, respectively.

General and Administrative Expenses. General and administrative expenses decreased approximately $0.6 million, or 3.2%, to $19.2 million for the nine months ended September 30, 2008 from $19.8 million for the nine months ended September 30, 2007. General and Administrative expenses for the nine months ended September 30, 2007 include the reimbursement of approximately $2.5 million of costs to Veritas related to the terminated merger agreement.  These expenses were partially offset by a net $1.5 million legal claim settlement received in August 2007.

Interest. Interest expense, net of interest income, decreased to $17.6 million for the nine months ended September 30, 2008 from $18.6 million for the nine months ended September 30, 2007. MCF made an annual principal payment of $11.4 million on their outstanding bonds which reduced interest expense for the nine months ended September 30, 2008 by approximately $0.7 million from the 2007 period. For the nine months ended September 30, 2008, we capitalized interest of approximately $2.3 million related to the facility expansion projects at the Great Plains Correctional Facility and the D. Ray James Prison. For the nine months ended September 30, 2007, we capitalized interest of approximately $0.6 million related to the facility expansion projects at the Big Spring Correctional Center and the D. Ray James Prison. Additionally, interest expense related to our Amended Credit Facility increased approximately $1.9 million in the nine months ended September 30, 2008 as compared to the same period of 2007 due to higher outstanding balance in the 2008 period.

Income Taxes. For the nine months ended September 30, 2008, we recognized a provision for income taxes at an estimated effective rate of 42.3%. For the nine months ended September 30, 2007, we recognized a provision for income taxes at an estimated effective rate of 44.9%. The change in our estimated effective rate in 2008 was related to an increase in operating income across certain of our business segments, the decreased impact of certain nondeductible expenses and the utilization of certain tax credits.

Contractual Uncertainties Related to Certain Facilities

Regional Correctional Center. In July 2007, we were notified by ICE that it was removing all ICE detainees from the Regional Correctional Center. The withdrawal of all ICE detainees was completed in early August 2007.  In February 2008, ICE informed us that it would not resume use of the facility. The facility is still being utilized by the United States Marshall Service (“USMS”), and since May 2008 by the BOP, but not at its full capacity.  OFDT holds the contract on behalf of ICE, USMS and the BOP with Bernalillo County (the “County”) through an intergovernmental services agreement, and we have an agreement with the County.  In February 2008, OFDT attempted to unilaterally amend its agreement with the County to reduce the number of minimum annual guaranteed mandays under the agreement from 182,500 to 66,300.  Neither we nor the County believe OFDT has the right to unilaterally amend the contract in this manner, and OFDT has been informed of our position. Either party to the intergovernmental services agreement has the right to terminate upon 180 days notice.

Also, there is a motion pending in a lawsuit against the County concerning the County jail system that could involve the Regional Correctional Center in such case.  Jimmy McClendon and other plaintiffs sued the County in federal district court in the District of New Mexico in 1994 over conditions at the county jail, which was then located at what is now the Regional Correctional Center and run by the County.  The County subsequently built their new Metropolitan Detention Center to house the County inmates and also negotiated two stipulated agreements in 2004 designed to end the McClendon lawsuit.  The court in that case is considering the application of the lawsuit to the Regional Correctional Center as a result of the County’s ownership of the facility.  The County has informed us that, should the court rule that the case applies to the facility, it plans to appeal the decision since the County does not believe McClendon should apply to the Regional Correctional Center.  We do not believe we are contractually obligated to bear any incremental costs of complying with McClendon although the County has expressed its desire for us to absorb a portion of any costs that would be incurred. Should the court rule that the lawsuit applies to the facility, we would further discuss the matter with the County. We plan to continue to operate the facility and also continue with our marketing plans for the Regional Correctional Center.

Revenues for this facility were approximately $6.6 million (including a $1.5 million contract-based revenue adjustment for the contract year ended March 2008) and $11.8 million for the nine months ended September 30, 2008 and 2007, respectively. The net carrying value of the leasehold improvements for this facility was approximately $1.6 million and $3.0 million at September 30, 2008 and December 31, 2007, respectively. Our lease for this facility requires monthly rent payments of approximately $0.13 million for the remaining term of the lease (through June 2009). To date, we have brought in the BOP as an additional  customer for this facility, however the facility still has substantial available capacity. Our inability to expand the existing population with current or new customers could have an adverse effect on our financial condition, results of operations and cash flows.  We believe that pursuant to the provisions of SFAS No. 144, no impairment to the carrying value of the leasehold improvements for this facility has occurred.

Hector Garza Residential Treatment Center. In October 2005, we initiated the temporary closure of this leased facility in San Antonio, Texas. We reactivated the facility during the third quarter of 2007. The net carrying value for this facility was approximately $4.1 million and $4.2 million at September 30, 2008 and December 31, 2007, respectively.  We believe that, pursuant to the provisions of SFAS No. 144, no impairment to the carrying value of this facility has occurred.

Contractual Obligations and Commercial Commitments. We have assumed various financial obligations and commitments in the ordinary course of conducting our business. We have contractual obligations requiring future cash payments under our existing contractual arrangements, such as management, consultative and non-competition agreements.

We maintain operating leases in the ordinary course of our business activities.  These leases include those for operating facilities, office space and office and operating equipment, and the terms of these agreements range from 2008 until 2075.  As of September 30, 2008, our total commitment under these operating leases was approximately $121.0 million.

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of September 30, 2008 (in thousands):

	Payments Due by Period
			2009 -	2011 -
	Total	2008	2010	2012	Thereafter

Contractual Obligations:
Long-term debt - principal
• Cornell Companies, Inc.	$112,000	$—	$—	$112,000	$—
• Special Purpose Entities	134,100	—	25,800	30,400	77,900
Long-term debt - interest
• Cornell Companies, Inc.	45,150	3,010	24,080	18,060	—
• Special Purpose Entities	55,009	—	21,666	17,110	16,233
Revolving line of credit-principal
• Cornell Companies, Inc.	73,000	—	—	73,000	—
Revolving line of credit-interest
• Cornell Companies, Inc.	1,246	486	522	238	—
Capital lease obligations
• Cornell Companies, Inc.	29	5	24	—	—
Construction commitments	15,954	9,454	6,500
Operating leases	121,006	1,888	21,652	22,050	75,416
Consultative and non-competition agreements	10	10	—	—	—
Total contractual cash obligations	$557,504	$14,853	$100,244	$272,858	$169,549

Approximately $2.9 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48 as of September 30, 2008 but are not included in the contractual obligations table above because we are uncertain as to if or when such amounts may be settled.  Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for potential penalties of approximately $0.1 million and for interest of approximately $0.2 million as of September 30, 2008.

We enter into letters of credit in the ordinary course of our operating and financing activities. As of September 30, 2008, we had outstanding letters of credit of approximately $15.6 million related to insurance and other operating activities. The following table details our letter of credit commitments as of September 30, 2008 (in thousands):

	Total	Amount of Commitment Expiration Per Period
	Amounts	Less than			Over
	Committed	1 Year	1-3 Years	4-5 Years	5 Years

Commercial Commitments:
Standby letters of credit	$15,605	$14,355	$1,250	$—	$—

ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to market risk, primarily from changes in interest rates.  We continually monitor exposure to market risk and develop appropriate strategies to manage this risk.  We are not exposed to any other significant market risks, including commodity price risk, foreign currency exchange risk or interest rate risk from the use of derivative financial instruments.  In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap of $84.0 million related to the interest obligations under the Senior Notes in effect converting them to a floating rate based on six-month LIBOR. We terminated the interest rate swap in October 2007.

Credit Risk

Due to the short duration of our investments, changes in market interest rates would not have a significant impact on their fair value.  In addition, our accounts receivables are with federal, state, county and local government agencies, which we generally believe reduces our credit risk. However, it is possible that such situations as continuing budget resolutions,  delayed passage of budgets or budget pressures may increase the length of repayment of certain receivables.

Interest Rate Exposure

Our exposure to changes in interest rates primarily results from our Amended Credit Facility, as these borrowings have floating interest rates.  The debt on our consolidated financial statements at September 30, 2008 with fixed interest rates consist of the 8.47% Bonds issued by MCF, a special purpose entity, in August 2001 in connection with the 2001 Sale and Leaseback Transaction and $112.0 million of Senior Notes.  The detrimental effect of a hypothetical 100 basis point increase in interest rates on our current borrowings under our Amended Credit Facility would be to reduce income before provision for income taxes by approximately $0.5 million for the nine months ended September 30, 2008.  At September 30, 2008, the fair value of our consolidated fixed rate debt approximated carrying value based upon discounted future cash flows using current market prices.

Inflation

Other than personnel, resident/inmate medical costs at certain facilities, and employee medical and worker’s compensation insurance costs, we believe that inflation has not had a material effect on our results of operations during the past two years.  We have experienced significant increases in resident/inmate medical costs and employee medical and worker’s compensation insurance costs, and we have also experienced higher personnel costs during the past two years. Most of our facility management contracts provide for payments of either fixed per diem fees or per diem fees that increase by only small amounts during the term of the contracts. Inflation could substantially increase our personnel costs (the largest component of our operating expenses), medical and insurance costs or other operating expenses at rates faster than any increases in contract revenues. Food costs (part of our resident/inmate care costs) have also been subject to rising prices in 2008. We believe we have limited our exposure through long-term contracts with fixed term pricing.

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

Changes in Internal Control over Financial Reporting

In connection with the evaluation as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act, we have not identified any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) during our fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II       OTHER INFORMATION

ITEM 1.	Legal Proceedings.

See Part I, Item 1. Note 11 to the Consolidated Financial Statements, which is incorporated by reference.

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

Many governmental agencies are legally limited in their ability to enter into fixed long-term contracts that would bind elected officials responsible for future budgets. Therefore, many contracts with government agencies, including the BOP, typically either have a very short term or, even when for a longer term, are subject to termination on short notice without cause. The majority of our contracts have primary terms of one to three years. Our contracts with governmental agencies may contain one or more renewal options that may be exercised only by the contracting governmental agency. Some of these contracts may not be renewed by the governmental agency and no assurance can be given that the governmental agency will exercise a renewal option in the future. In addition, the governmental agency may elect to solicit bids pursuant to a RFP or request for qualifications (“RFQ”) rather than exercise a renewal option. We may not be successful in responding to a RFP or RFQ.

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

Budgetary pressure on federal, state, county and local governments may result in contract cancellation or a reduction in per diem rates, which would reduce our profitability.

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, a contract may be terminated or the amounts payable to us may be deferred or reduced.  Also, we are dependent upon funding for anticipated future contracts, including those for certain facility expansions and new construction projects that we have undertaken, such as those at D. Ray James and Hudson, Colorado.

Federal, state, county and local governments have encountered, and are expected to continue to encounter, significant budgetary constraints that may result in a reduction of spending on the outsourced services that we provide. Such budgetary limitations may cause the contractual commitments to be reduced or even eliminated, which would make it unprofitable to continue operating a certain facility and require us to find alternate customers or close such facility.

Many states as well as the federal government are facing significant budget deficits and are under pressure to reduce current levels of spending or control additional spending. As a result of this increased budgetary pressure, in certain cases we have granted a few of our customers relief from formulaic increase provisions in their agreements and some of our customers have not included in their appropriation legislation amounts that would increase the per diem rates payable to us or have otherwise attempted to reduce the contract value. Contractual rate increases are generally intended to offset increases in expenses and inflation. To the extent rates are not increased or are reduced, our profitability will be adversely affected.  Examples of this budget pressure include the need of the federal government to operate under a continuing resolution as a result of its failure to pass a new 2008/2009 year budget and reported budget pressures in various states including Georgia and California.

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

Historically, a substantial portion of our revenues has been generated under contracts that specify a net rate per day per resident, or a per diem rate, sometimes with no minimum guaranteed occupancy levels, even though most correctional facility cost structures are relatively fixed. Under such a per diem rate structure, a decrease in occupancy levels at a particular facility could have a material adverse effect on the financial condition and results of operations at such facility. A decrease in the occupancy of certain juvenile justice, education and treatment facilities would have a more significant impact on our operating results than a decrease in occupancy in the Adult Secure division due to higher per diem revenue at certain juvenile facilities.

Certain social commentators and various political or governmental representatives suggest that community-based corrections of adults may be emphasized in the future as alternatives to traditional incarceration. We have historically experienced higher operating margins in the Adult Secure and the Adult Community-Based sectors than in the juvenile services sector. A shift in occupancy among our segments of business operations could result in a decrease in our profitability.

A failure to comply with existing regulations could result in material penalties or non-renewal or termination of our contracts.

Our industry is subject to a variety of federal, state, county and local regulations, including education, environmental, health care and safety regulations, which are administered by various regulatory authorities. We may not always successfully comply with these regulations, and failure to comply could result in material penalties or non-renewal or termination of facility management contracts. The contracts typically include extensive reporting requirements and supervision and on-site monitoring by representatives of contracting governmental agencies. Corrections officers are customarily required to meet certain training standards, and in some instances facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require that subcontracts be awarded on a competitive basis or that we subcontract with businesses owned by members of minority groups. The failure to comply with any applicable laws, rules or regulations and the loss of any required license could adversely affect the financial condition and results of operations at our affected facilities.

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

The volatility and disruption of the capital and credit markets and adverse changes in the economy may negatively impact our ability to access financing, revenues and earnings.

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months.  In the third and fourth quarters of 2008, the volatility and disruption have reached unprecedented levels.  The markets have exerted downward pressure on availability of liquidity and credit capacity for many issuers, including us.

While we intend to finance our operations with existing cash, cash flow from operations and borrowing under our existing credit facility, we may require additional financing to support our continued growth.  However, due to the existing uncertainty in the capital and credit markets, access to capital may be limited on terms acceptable to us or unavailable.  Our customers may also come under greater budgetary pressure as a result of economic and financial market conditions, which could negatively impact our revenues and earnings.

Our significant level of indebtedness could adversely affect our financial condition.

We have a significant amount of indebtedness.  Our total consolidated indebtedness as of September 30, 2008 was approximately $318 million.  Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain other financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest and additional interest, if any, on our indebtedness.  We may need to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance all or a portion of our indebtedness on or before maturity.  However, we may not be able to complete these alternative measures on commercially reasonable terms or at all.  Additionally, a significant portion of our assets is owned, and a significant percentage of our revenue is generated, by our subsidiaries. Our cash flows and our ability to repay our indebtedness depends upon the performance of these subsidiaries and their ability to make distributions.  See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.’’

Certain of our borrowings, including any borrowings under our Amended Credit Facility, will be at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.

The restrictive covenants in our Senior Notes and Amended Credit Facility may affect our ability to operate our business successfully.

The indenture governing our Senior Notes and our Amended Credit Facility contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things: incur additional debt; pay dividends or other distributions; make certain types of investments; incur liens; restrict distributions from our subsidiaries; enter into transactions with affiliates; and consolidate or merge with or into, or sell substantially all of our assets to, another.

In addition, our Amended Credit Facility requires us to maintain specified financial ratios. Any failure to comply with the restrictions of our Amended Credit Facility and the indenture governing our Senior Notes or any other subsequent financing agreements may result in an event of default.  An event of default may allow the creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies and terminate all commitments to extend further credit.   Furthermore, we have pledged a significant portion of our assets as collateral under our Amended Credit Facility.  If we default on the financial covenants in our Amended Credit Facility, our lenders could proceed against the collateral granted to them to secure that indebtedness, which would have a material adverse effect on our business, results of operation and financial condition.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.

The terms of the indenture governing our Senior Notes and our Amended Credit Facility restrict our ability to incur but do not prohibit us from incurring significant additional indebtedness in the future.  We have several ongoing expansion projects underway and anticipate commencing other projects, and we will likely need to finance these future outlays of capital since our cash on hand and cash flows from operations will not be sufficient to fully fund all of these potential expenditures.  Depending on market conditions and other factors, we will consider additional debt financing to fund these outlays of capital as well as to refinance a portion of our existing indebtedness.   If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

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

Because environmental laws impose strict, as well as joint and several, liability for clean up costs, unforeseen environmental risks could prove to be costly.

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

We currently derive, and expect to continue to derive, a significant portion of our revenues from the BOP and various state agencies. The loss of, or a significant decrease in, business from the BOP or those state agencies could seriously harm our financial condition and results of operations. Our BOP contracts accounted for approximately 32.1% of our total revenues for the year ended December 31, 2007 ($115.7 million), 28.2 % of our total revenues for the year ended December 31, 2006 ($101.9 million) and 23.0% of our total revenues for the year ended December 31, 2005 ($71.6 million). We expect to continue to depend upon the BOP and a relatively small group of other governmental customers for a significant percentage of our revenues.

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

Worker’s compensation, employee health and general liability insurance represent significant costs to us. We may continue to incur increasing insurance costs, typically due to adverse claims experience or rising healthcare costs in general. Due to concerns over corporate governance and recent corporate accounting scandals, liability and other types of insurance have become more difficult and costly to obtain. In addition, stockholder lawsuits will generally serve to increase our directors’ and officers’ liability insurance. Unanticipated additional insurance costs could adversely impact our results of operations and cash flows, and the failure to obtain or maintain any necessary insurance coverage or the inability of an insurance carrier to perform under its obligations through issued coverage could have a material adverse effect on us.

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

We are subject to risks associated with ownership of real estate and related operation of our facilities.

Our ownership of correctional and detention facilities subjects us to risks typically associated with investments in real estate. Moreover, correctional and detention facilities are relatively illiquid and therefore, our ability to divest ourselves of one or more of our facilities promptly in response to changed conditions is limited. Investments in correctional and detention facilities subject us to risks involving potential exposure to uninsured loss. Our operating costs may be affected by the obligation to pay for the cost of complying with existing laws, ordinances and regulations, as well as the cost of complying with future legislation.  Our facilities are also subject to hazards such as fire, hurricanes, earthquakes and other natural disasters.  For example, Hurricane Ike that recently came ashore in Texas damaged our Beaumont Transitional Treatment Center, Leidel Comprehensive Sanction Center and Reid Community Residential Facility.  See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events.’’  In addition, although we maintain insurance for many types of losses, there are certain types of losses, such as losses from earthquakes, riots and acts of terrorism, which may be either uninsurable or for which it may not be economically feasible to obtain insurance coverage. As a result, we could lose both our capital invested in, and anticipated profits from, one or more of the facilities we own. Further, we could experience losses that may exceed the limits of our insurance coverage.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.

Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.

Other Information.

None.

ITEM 6.	Exhibits.

	31.1*	Section 302 Certification of Chief Executive Officer
	31.2*	Section 302 Certification of Chief Financial Officer
	32.1**	Section 906 Certification of Chief Executive Officer
	32.2**	Section 906 Certification of Chief Financial Officer

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNELL COMPANIES, INC.

Date: November 7, 2008	By:	/s/ James E. Hyman
JAMES E. HYMAN
Chief Executive Officer,
President and Chairman of the Board
(Principal Executive Officer)

Date: November 7, 2008	By:	/s/ John R. Nieser
JOHN R. NIESER
Chief Financial Officer, Senior Vice
President and Treasurer
(Principal Financial Officer)