Form 10-K
period 2008-12-31
CORNELL COMPANIES INC
filed 2009-03-06
CIK 1016152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2008

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

Yes  ☐   No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $263,852,896 on June 30, 2008. The registrant has 14,766,758 shares of common stock outstanding on March 6, 2009.

Documents Incorporated by Reference

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held in 2009, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Cornell Companies, Inc.

2008 Form 10-K

Forward-Looking Information

The statements included in this annual report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements in this annual report include, but are not limited to, statements about the following subjects:

•                  revenues,

•                  revenue mix,

•                  expenses, including personnel and medical costs,

•                  results of operations,

•                  operating margins,

•                  supply and demand,

•                  market outlook in our various markets,

•                  our other expectations with regard to market outlook,

•                  utilization,

•                  parolee, detainee, inmate and youth offender trends,

•                  pricing and per diem rates,

•                  contract commencements,

•                  new contract opportunities,

•                  operations at, future contracts for, and results from our Regional Correctional Center,

•                  the timing (including construction, completion and ramp of facility population), cost of completion and other aspects of planned expansions, including without limitation the D. Ray James Prison and Walnut Grove Youth Correctional Facility expansions, and client contracts for such facilities,

•                  the construction and lease of the new facility in Hudson, Colorado and our contracts with the Colorado Department of Corrections,

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

•                    capital requirements,

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

PART I

ITEM 1.          BUSINESS

Company Overview

Cornell Companies, Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Cornell,” the “Company,” “we,” “us” or “our”) was incorporated in Delaware in 1996. We are a leading provider of correctional, detention, educational, rehabilitation and treatment services outsourced by federal, state, county and local government agencies for adults and juveniles. We partner with these agencies to deliver quality, cost-efficient programs that we believe enable our customers to achieve their missions while saving taxpayers’ money. Our customers include the Federal Bureau of Prisons (“BOP”), U.S. Marshals Service (“USMS”), various state Departments of Corrections, and city, county and state departments of human services and similar agencies.

We offer a diverse portfolio of services in structured and secure environments throughout three operating divisions:  (1) Adult Secure Services; (2) Abraxas Youth and Family Services; and (3) Adult Community-Based Services. Cornell, through predecessor entities, began juvenile operations in 1973, adult community-based programs in 1974, and adult secure operations in 1984. Our three divisions are our reportable operating segments. Financial information and a discussion concerning these segments for fiscal years 2008, 2007, and 2006 is included in “Note 15 — Segment Disclosure” of the “Notes to Consolidated Financial Statements” included in this Form 10-K.

As of December 31, 2008, we operated 68 facilities among the three operating divisions, representing a total operating service capacity of 19,875. We also had one facility that was vacant, representing additional service capacity of 70. Service capacity is comprised of the number of beds currently available for service in residential facilities and the average program capacity of non-residential community-based programs.  Our facilities are located in 15 states and the District of Columbia.

Additional information about Cornell can be found on our website, www.cornellcompanies.com. We make available on our website, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on  Form 8-K, and all amendments to these reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Information provided on our website is not part of this Form 10-K.

Company Operations

We provide a continuum of care to adults and juveniles in institutional, residential, and community-based settings. Regardless of operating division, each of our facilities emphasizes the importance of engaging in the community as a productive, responsible citizen. In many of our adult secure institutions, we offer vocational training curricula, as well as literacy and General Equivalency Diploma (“GED”) programs. In our adult community-based programs, we offer job placement services, instruction on personal finance management and other skill-based training. In most of our juvenile facilities, we provide family counseling services and behavioral counseling. In facilities throughout the organization, we provide drug and alcohol counseling for our clients.

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

Quality of Operations

We operate our facilities in accordance with both company and facility-specific policies and procedures. Where required by contract or otherwise deemed appropriate for our service environments, these policies and procedures are designed to meet requirements set forth by independent industry oversight organizations, including the American Correctional Association (“ACA”), Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”), and National Commission on Correctional Health Care (“NCCHC”). Standards may also be implemented to meet the requirements of state departments of public welfare, departments of protective and regulatory services and departments of human services and education. We believe that accreditation and the corresponding standards of operation enhance our ability to provide quality programs and contribute to the public’s increased acceptance of our services.

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

Industry and Business Segment Summary

Incarceration, detention, education and treatment services for adults and juveniles have historically been provided by various government entities. In the United States, the incarcerated and sentenced populations of adults and juveniles has continued to increase while federal, state and local governments face continuing pressures to control costs and improve service quality. We believe these trends have caused growing consideration and acceptance towards outsourcing certain government services and functions. Moreover, the increasing demand facing governments (from areas such as healthcare, maintenance/development of public infrastructure, etc.) has also created competition for resources funding such services.

Services offered among our three divisions include incarceration and detention, transition from incarceration, drug and alcohol counseling and treatment, behavioral rehabilitation and treatment, vocational training and academic education for grades 3–12. Private-sector companies, like us, contract with government agencies to deliver these services, at what we believe are the same or higher quality and for a lower cost than what the agency can otherwise provide. Although outsourcing these services has historically faced opposition in the U.S., public and government acceptance has increased as standards of service improve and cost savings are documented. As government agencies face fiscal budget constraints, outsourcing to private providers can offer economically positive alternatives. In addition, as a cost relief measure, government agencies have sought alternatives to incarceration, including reentry, education, substance abuse and behavioral health programs — all of which are services we provide.

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

We believe that our adult secure services division is well positioned to respond to these marketplace conditions. We provide low-to-maximum-security incarceration and detention services. In doing so, we ensure public safety through the operation of a physically secure environment, which entails, among other security and safety measures, a routine patrol of the premises by trained correctional officers, alarmed fencing and razor wire and centralized monitoring of activity via closed circuit camera systems. While incarcerated, offenders are offered a variety of educational, counseling and vocational programs aimed at providing a successful return to the community and a subsequent reduction in recidivism.

As of December 31, 2008 we operated 10 adult secure facilities with an aggregate service capacity of 12,841. Within the division, we offer the following:

•                  Low-to-maximum-security incarceration and detention,

•                  Confinement of juveniles adjudicated as adults,

•                  Facility design, construction and operation,

•                  Use of modern security technology, including electronic controls and surveillance equipment,

•                  Education courses, including preparation and testing for the GED, English as a Second Language classes, and Adult Basic Education (“ABE”),

•                  Holistic healthcare services, including medical, dental, vision, psychiatric, and individual and group counseling services,

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

We believe that our Abraxas Youth and Family Services division is uniquely equipped to address the issues currently facing the juvenile justice system. While the market is fragmented with providers located across the country, we offer a national presence with locations in both urban areas as well as suburban and rural settings.  We provide a broad array of services to youth, typically between the ages of 10 and 18, in residential and community-based settings. The programs and services provided at our facilities are designed to rehabilitate juveniles, hold them accountable for their actions and behaviors, and help them successfully reintegrate back into the community. An underlying principle of our juvenile programming is the Balanced and Restorative Justice (“BARJ”) model, which provides a restorative component to the victim, be it an individual, family, or community. The use of the BARJ model, in connection with our Seven Key Principles of Care®, emphasizes accountability, competency development and community protection.

As of December 31, 2008, we operated 17 residential facilities and 10 non-residential community-based programs within our Abraxas division, representing operating service capacity of 3,237. We also had one vacant facility with a service capacity of 70. Within the division, we offer the following:

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

•                  Individualized treatment planning and case management,

•                  Individual, group and family counseling and therapy, cognitive behavior therapy and stress and anger management instruction,

•                  Substance abuse counseling and treatment, relapse prevention and education,

•                  Life skills training, including hygiene, personal finance, employment and housing issues, and parenting skills,

•                  Holistic healthcare services, including medical, dental, behavioral health and psychiatric services, and

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

Community-based treatment services include both residential and outpatient substance abuse programs. Services include short-term and long-term residential care, counseling, HIV/AIDS testing, counseling and prevention education, substance abuse and addiction testing, detoxification and methadone maintenance.

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

As of December 31, 2008, we operated 28 residential community-based facilities and three non-residential community-based programs with a combined total service capacity of 3,797.  Within the division, we offer the following:

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

•                  Education, including preparation and testing for the GED, ABE, computer courses, college-level courses and access to libraries,

•                  Vocational training,

•                  Individual, group and family counseling and therapy, cognitive behavior therapy and stress and anger management instruction,

•                  Life skills training, including hygiene, personal finance, housing issues, and parenting skills, and

•                  Municipal jail management.

Facilities

At December 31, 2008, we operated 68 facilities and had one vacant facility. In addition to providing management services, we develop, design and/or construct many of our facilities.

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

The following table summarizes certain additional information with respect to our facilities as of December 31, 2008.  As indicated, the majority of the facilities at which we provide services are either owned or leased under long-term leases, which are generally under terms ranging from one to 45 years.

Facility Name and Location	Total Service Capacity (1)	Initial Contract Date (2)		Company Owned, Leased or Managed (3)

Adult Secure Services Facilities: Residential Facilities

Baker Community Correctional Facility Baker, California	262	1987		Owned
Big Spring Correctional Center Big Spring, Texas	3,509	1989		Leased	(4)
D. Ray James Prison Folkston, Georgia	2,170	1998		Leased	(4)
Great Plains Correctional Facility Hinton, Oklahoma	2,048	2007		Leased	(4)
High Plains Correctional Facility Brush, Colorado	272	2007		Owned
Leo Chesney Community Correctional Facility Live Oak, California	305	1988		Leased
Mesa Verde Community Correctional Facility Bakersfield, California	360	2006		Leased
Moshannon Valley Correctional Center Philipsburg, Pennsylvania	1,495	2006		Owned
Regional Correctional Center Albuquerque, New Mexico	970	2004	(5)	Leased
Walnut Grove Youth Correctional Facility Walnut Grove, Mississippi	1,450	2004		Managed

Abraxas Youth and Family Services Facilities: Residential Facilities

Contact Wauconda, Illinois	51		(6)	Owned
Cornell Abraxas Academy New Morgan, Pennsylvania	214	2006		Owned
Cornell Abraxas I Marienville, Pennsylvania	274	1973		Leased	(4)
Cornell Abraxas II Erie, Pennsylvania	23	1974		Owned
Cornell Abraxas III Pittsburgh, Pennsylvania	24	1975		Owned
Cornell Abraxas Center for Adolescent Females Pittsburgh, Pennsylvania	108	1989		Owned
Cornell Abraxas of Ohio Shelby, Ohio	108	1993		Leased	(4)
Cornell Abraxas Youth Center South Mountain, Pennsylvania	72	1999		Leased

(Table continued on following page)

Abraxas Youth and Family Services Facilities: Residential Facilities (Continued)

DuPage Adolescent Center Hinsdale, Illinois	38		(6)	Owned
Erie Residential Behavioral Health Program Erie, Pennsylvania	17	1999		Owned
Hector Garza Residential Treatment Center San Antonio, Texas	122	2007	(7)	Leased	(4)
Leadership Development Program South Mountain, Pennsylvania	120	1994		Leased
Psychosocial Rehabilitation Unit Erie, Pennsylvania	13	1994		Owned
Schaffner Youth Center Steelton, Pennsylvania	63	2001		Managed
Southern Peaks Regional Treatment Center Canon City, Colorado	160	2004		Owned
Texas Adolescent Treatment Center San Antonio, Texas	124	2003		Owned
Washington Facility Washington, D.C.	70		(8)	Owned
Woodridge Woodridge, Illinois	122		(6)	Owned

Abraxas Youth and Family Services Facilities: Non-Residential Facilities

Delaware Community-Based Programs Milford, Delaware	66	1994		Leased
Harrisburg Day Treatment Harrisburg, Pennsylvania	45	1996		Leased
Lebanon Alternative Education Lebanon, Pennsylvania	225	2004		Managed
Lehigh Valley Community-Based Programs Lehigh Valley, Pennsylvania	60	1992		Leased
Non-Residential Detention/Non-Residential Treatment Harrisburg, Pennsylvania	91	1999		Leased
Philadelphia Alternative Education Philadelphia, Pennsylvania	165	2004		Managed
Philadelphia Community-Based Programs Philadelphia, Pennsylvania	71	1992		Owned
State Reintegration Program Harrisburg, Pennsylvania	225	1991		Managed
WorkBridge Pittsburgh, Pennsylvania	600	1994		Leased
York County Community Programs Harrisburg, Pennsylvania	36	1999		Leased

(Table continued on following page)

Adult Community-Based Services Facilities: Residential Facilities

Beaumont Transitional Treatment Center Beaumont, Texas	180	2002		Owned
Cordova Center Anchorage, Alaska	192	1985		Leased	(4)
Dallas County Judicial Treatment Center Wilmer, Texas	300	1991		Managed
El Monte Center El Monte, California	55	1993		Leased
Grossman Center Leavenworth, Kansas	150	2002		Leased
Las Vegas Community Correctional Center Las Vegas, Nevada	100	2004		Owned
Leidel Comprehensive Sanction Center Houston, Texas	190	1996		Leased	(4)
Los Angeles County Jails (9) Los Angeles Metropolitan Area, California	264		(9)	Managed
Marvin Gardens Center Los Angeles, California	52	1981		Leased
McCabe Center Austin, Texas	90	1999		Owned
Mid Valley House Edinburg, Texas	96	1998		Leased
Midtown Center Anchorage, Alaska	32	1998		Owned
Northstar Center Fairbanks, Alaska	135	1990		Leased
Oakland Center Oakland, California	61	1981		Owned
Parkview Center Anchorage, Alaska	112	1993		Leased	(4)
Reality House Brownsville, Texas	66	1998		Owned
Reid Community Residential Facility Houston, Texas	500	1996		Leased	(4)
Salt Lake City Center Salt Lake City, Utah	78	1995		Leased
Seaside Center Nome, Alaska	48	1999		Leased
Taylor Street Center San Francisco, California	177	1984		Owned
Tundra Center Bethel, Alaska	85	1986		Leased	(4)

(Table continued on following page)

Adult Community-Based Services Facilities: Non-Residential Facilities

East St. Louis East St. Louis, Illinois	164	(6)	Leased
LifeWorks Joliet, Illinois	116	(6)	Leased
Southwood Chicago, Illinois	554	(6)	Owned

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

(4)

Facility was sold in August 2001 to Municipal Corrections Finance, L.P. (“MCF”) as part of the 2001 Sale and Leaseback Transaction as discussed in “Note 11 — Derivative Financial Instruments and Guarantees” of the “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

(5)

We lease the Regional Correctional Center from Bernalillo County, New Mexico. The lease commenced in January  2003 and we renovated the facility in 2003 and 2004. The facility commenced operations in July 2004 and the lease runs to June 2009, and we have five one-year renewal options. Refer to Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant 2008 Events — Regional Correctional Center” of this report for further discussion concerning this facility.

(6)

These facilities are operated pursuant to the Cornell Interventions programs/facilities contract with numerous agencies throughout Illinois. Initial contract dates vary by agency and range from 1974 to 1997.

(7)

We closed the Hector Garza Residential Treatment Center in the fourth quarter of 2005 and subsequently reactivated the facility in August 2007. Refer to Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Uncertainties Related to Certain Facilities — Hector Garza Residential Treatment Center” of this report for further discussion concerning this facility.

(8)

We closed the formerly leased Washington D.C. Facility in 2005 (we acquired the facility in September 2007) and are currently considering several options for use, including the operation of a new program.

(9)	Los Angeles County Jails represents eight individual locations in Los Angeles County, California and the surrounding area. Initial contract dates vary by agency and range from 1994 to 2008.

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

In most instances, we pursue development opportunities through Requests for Proposal (“RFPs”) or Requests for Qualifications (“RFQs”), which are submitted in response to government agencies’ solicitations for bids. The decision to respond to such solicitations is based upon several factors, including management’s assessment of customer needs, our ability to service the needs in an operationally successful and acceptably profitable manner, and the fit of the potential program within our existing portfolio and strategic objectives. The solicitations generally require the bidder to demonstrate relevant operational experience. Furthermore, the response must also include descriptions of the services to be provided by the bidder and the price at which the bidder is willing to provide them. Services can include not only direct care, but also the design, construction, or renovation of the related facility.

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

We pursue new contracts that leverage our existing infrastructure and capabilities. A significant portion of our opportunities are contracts producing revenue that varies with the number of individuals housed or served, the types of services provided and/or the frequency of the service. The balance of our contracts are take-or-pay contracts, which provide a fixed minimum revenue stream regardless of occupancy.

Competition

Because our services encompass several diverse markets, we view our competition within these separate markets. We believe our principal non-governmental competitors in the Adult Secure market are Corrections Corporation of America, Inc., The Geo Group, Inc., and Management and Training Corporation. Within our two other segments — Abraxas Youth and Family Services and Adult Community-Based Services — we typically encounter a significantly more fragmented competitor base, which includes not only for-profit operators like ourselves but also not-for-profit organizations. Within the Abraxas Youth and Family Services division, some of our primary non-governmental competitors include ViaQuest, Youth and Family Centered Services, Securicor New Century and Ramsay Youth Services. Our larger non-governmental competitors in the adult community-based market include Dismas House, Bannum, Gateway, Salvation Army and Volunteers of America.

Employees

At December 31, 2008, we had 4,109 full-time employees and 300 part-time employees. We employ management, administrative and clerical, security, educational and counseling services, health services and general maintenance personnel. Approximately 828 employees at four of our facilities are represented by labor unions.

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

Business Concentration

For the years ended December 31, 2008, 2007 and 2006, 34.2%, 32.6% and 29.1%, respectively, of our consolidated revenues were derived from multiple contracts with the BOP. No other single customer makes up greater than 10% of our consolidated revenues for these years.

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

We have a significant amount of indebtedness.  Our total consolidated indebtedness as of December 31, 2008 was approximately $320.5 million.  Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain other financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest and additional interest, if any, on our indebtedness.  We may need to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance all or a portion of our indebtedness on or before maturity.  However, we may not be able to complete these alternative measures on commercially reasonable terms or at all.  Additionally, a significant portion of our assets is owned, and a significant percentage of our revenue is generated, by our subsidiaries. Our cash flows and our ability to repay our indebtedness depends upon the performance of these subsidiaries and their ability to make distributions.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months.  Since the third quarter of 2008 and continuing through the first quarter of 2009, the volatility and disruption have reached unprecedented levels.  The markets have exerted downward pressure on availability of liquidity and credit capacity for many issuers, including us.  While we intend to finance our operations with existing cash, cash flow from operations and borrowing under our Amended Credit Facility, we may require additional financing to support our continued growth.  However, due to the existing uncertainty in the capital and credit markets, access to capital, including capital through the accordion feature of our Amended Credit Facility, on terms acceptable to us may be limited or unavailable.

Several large financial institutions have either recently failed or been dependent on the assistance of the federal government to continue to operate as a going concern. We can provide no assurance that all of the banks that have made commitments to us under our revolving credit facility will continue to operate as a going concern in the future or that such banks would be willing to participate in an expansion to the Amended Credit Facility in the event the Company desires to exercise the accordion feature of the Amended Credit Facility.

If any of the banks in the lending group were to fail or decline to participate in the expansion of the credit facility under the accordion feature, it is possible that the capacity under the revolving credit facility would not be expanded by the full amount that might be requested by us under the accordion feature and might even be reduced to below the existing committed availability. In the event that we could not obtain an increased commitment by virtue of the accordion feature of the Amended Credit Facility, we could be required to obtain capital from alternate sources in order to continue our growth through future development and expansion initiatives.  Our options for addressing such capital constraints would include, but not be limited to (i) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased amounts under the terms of the Amended Credit Facility, or its accordion feature, (ii) accessing the public capital markets, or (iii) delaying certain of the Company’s planned expansion projects. Such alternatives in the current market would likely be on terms less favorable than under existing terms, which could have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

We are dependent on government appropriations, which may not be made on a timely basis or at all and may be adversely impacted by budgetary constraints at the federal, state and local levels.

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

Federal, state, county and local governments have encountered, and are expected to continue to encounter, significant budgetary constraints that may result in a reduction of spending on the outsourced services that we provide. Such budgetary limitations may cause the contractual commitments to be reduced or even eliminated, which would make it unprofitable to continue operating a certain facility and require us to find alternate customers or close such facility. Any delays in payment, or the termination of a contract, could have a material adverse effect on our cash flow and financial condition, which may make it difficult to satisfy our payment obligations on our indebtedness, including the Amended Credit Facility, in a timely manner.

In addition, as a result of, among other things, recent economic developments, federal, state and local governments have encountered, and may continue to encounter, unusual budgetary constraints. As a result, a number of state and local governments are under pressure to control additional spending or reduce current levels of spending which could limit or eliminate appropriations for the facilities that we operate. Additionally, as a result of these factors, we may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Budgetary limitations may also make it more difficult for us to renew our existing contracts on favorable terms or at all. Further, a number of states in which we operate are experiencing significant budget deficits for fiscal year 2009. We cannot assure that these deficits will not result in reductions in per diems, delays in payment for services rendered or unilateral termination of contracts. Recently, the State of California has notified vendors providing services to the state that it might have to temporarily issue IOU’s. We have not received notice that our services will be subject to such IOU’s and our outstanding receivables related to California are consistent with normal payment practices for the State.

As a result of this increased budgetary pressure, in certain cases we have granted a few of our customers relief from formulaic increase provisions in their agreements and some of our customers have not included in their appropriation legislation amounts that would increase the per diem rates payable to us or have otherwise attempted to reduce the contract value. Contractual rate increases are generally intended to offset increases in expenses and inflation. To the extent rates are not increased or are reduced, our profitability will be adversely affected.  Examples of this budget pressure include the need of the federal government to operate under a continuing resolution as a result of its failure to pass a new 2008/2009 year budget and reported budget pressures in most states including Alaska, Arizona, California, Colorado, Georgia, Illinois, Pennsylvania and Texas.

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

Our growth is generally dependent upon our ability to win new contracts to develop and manage new or expanded correctional, detention and treatment facilities. This depends on a number of factors we cannot control, including crime rates and sentencing patterns in various jurisdictions. Accordingly, the demand for our facilities could be adversely affected by the relaxation of enforcement efforts, leniency in conviction and sentencing practices or through the legal decriminalization of certain activities that are currently proscribed by criminal laws. For instance, changes in laws relating to drugs and controlled substances or illegal immigration could reduce the number of persons arrested, convicted and sentenced, thereby potentially reducing demand for correctional facilities to house them and community-based services to transition offenders back into the community. Similarly, reductions in crime rates could lead to reductions in arrests, convictions and sentences requiring correctional facilities.

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

An escape, riot, disturbance or violent occurrence at one of our facilities could adversely affect the financial condition, results of operations and liquidity of our operations. Among other things, the negative publicity generated as a result of an event could adversely affect our ability to retain an existing contract or obtain future ones. In addition, if such an event were to occur, there is a possibility that the facility where the event occurred may be shut down by the relevant governmental agency. A closure of certain of our facilities could adversely affect the financial condition, results of operations and liquidity of our operations. Such negative events (including an occurrence at a competitor’s facility) may also result in a significant increase in our liability insurance costs.

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

Our delivery of services is labor-intensive. When we are awarded a contract, we must hire operating management, security, case management and other personnel. The success of our business requires that we attract, develop, motivate and retain these personnel. Our ability to recruit and retain qualified individuals varies by facility and is related to the socio-economic factors in the particular community in which the facility operates. The Department of Labor wages we offer our employees are often higher than wages they could obtain elsewhere in the community. However, if the local economy where a facility is located is robust and unemployment is low, we may have difficulty hiring and retaining qualified personnel. In addition, there are inherent risks associated with the nature of the services we provide, which could cause certain qualified individuals to seek other employment opportunities. We have typically experienced high turnover of personnel in our juvenile and adult secure facilities within the first year of their employment. Our inability to hire sufficient personnel on a timely basis or the loss of significant numbers of personnel could adversely affect our business.

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

We depend on a limited number of governmental customers for a  significant portion of our revenues.

We currently derive, and expect to continue to derive, a significant portion of our revenues from the BOP and various state agencies. The loss of, or a significant decrease in, business from the BOP or those state agencies could seriously harm our financial condition and results of operations. Our BOP contracts accounted for approximately 34.2% of our total revenues for the year ended December 31, 2008 ($132.3 million), 32.6% of our total revenues for the year ended December 31, 2007 ($117.5 million) and 29.1% of our total revenues for the year ended December 31, 2006 ($105.1 million). We expect to continue to depend upon the BOP and a relatively small group of other governmental customers for a significant percentage of our revenues.

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

Our ownership of correctional and detention facilities subjects us to risks typically associated with investments in real estate. Moreover, correctional and detention facilities are relatively illiquid and therefore, our ability to divest ourselves of one or more of our facilities promptly in response to changed conditions is limited. Investments in correctional and detention facilities subject us to risks involving potential exposure to uninsured loss. Our operating costs may be affected by the obligation to pay for the cost of complying with existing laws, ordinances and regulations, as well as the cost of complying with future legislation.  Our facilities are also subject to hazards such as fire, hurricanes, earthquakes and other natural disasters.  For example, Hurricane Ike that came ashore in Texas in September 2008 damaged our Beaumont Transitional Treatment Center, Leidel Comprehensive Sanction Center and Reid Community Residential Facility.  See Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant 2008 Events.”  In addition, although we maintain insurance for many types of losses, there are certain types of losses, such as losses from earthquakes, riots and acts of terrorism, which may be either uninsurable or for which it may not be economically feasible to obtain insurance coverage. As a result, we could lose both our capital invested in, and anticipated profits from, one or more of the facilities we own. Further, we could experience losses that may exceed the limits of our insurance coverage.

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

ITEM 3.          LEGAL PROCEEDINGS

We are party to various legal proceedings, including those noted below. While management presently believes that the ultimate outcome of these proceedings will not have a material adverse effect on our financial position, overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or equitable relief, and could have a material adverse impact on the net income of the period in which the ruling occurs.

Valencia County Detention Center

In April 2007, a lawsuit was filed against the Company in the Federal District Court in Albuquerque, New Mexico, by Joe Torres and Eufrasio Armijo, who each alleged that he was strip searched at the Valencia County Detention Center (“VCDC”) in New Mexico in violation of his federal rights under the Fourth, Fourteenth and Eighth amendments to the U.S. Constitution.  The claimants also alleged violation of their rights under state law and sought to bring the case as a class action on behalf of themselves and all detainees at VCDC during the applicable statutes of limitation.  The plaintiffs sought damages and declaratory and injunctive relief.  Valencia County is also a named defendant in the case and operated the VCDC for a significantly greater portion of the period covered by the lawsuit.

In December 2008, the parties agreed to a proposed stipulation of settlement and the Court has preliminarily approved the settlement.  The settlement amount under the terms of the agreement is $3.3 million.  Cornell’s portion of the stipulated settlement, based on the number of inmates housed at VCDC during the time Cornell operated the facility in comparison to the number of inmates housed at the facility during the time Valencia County operated the facility, is $1.2 million and was funded principally through our general liability and professional liability coverage.

In the year ended December 31, 2007, we previously provided insurance reserves for this matter (as part of our regular review of reported and unreported claims) totaling approximately $0.5 million.  During the fourth quarter of 2008, we recorded an additional settlement charge of approximately $0.7 million and the related reimbursement from our general liability and professional liability insurance.  The charge and reimbursement were recognized in general and administrative expenses for the year ended December 31, 2008.  The reimbursement was funded by the insurance carrier in the first quarter of 2009 into a settlement account, where it will remain until payments are made to the settlement class members.  The Court granted preliminary approval of the settlement in the first quarter of 2009, and the claims administration process is underway.  We expect the claims administration process to be completed and the final court approval of the settlement in the fourth quarter of 2009.

Shareholder Lawsuits

On October 19, 2006, a purported class action complaint was filed in the District Court of Harris County, Texas, 269th Judicial District (No. 2006-67413) by Ted Kinbergy, an alleged stockholder of Cornell. The complaint names as defendants Cornell and each member of the board of directors at the time of the suit, as well as Veritas Capital Fund III, L.P. (“Veritas”). The complaint alleges, among other things, that (i) the defendants have breached fiduciary duties they assertedly owed to our stockholders in connection with our entering into the Agreement and Plan of Merger, dated as of October 6, 2006, with Veritas, Cornell Holding Corp., and CCI Acquisition Corp., and (ii) the merger consideration is unfair and inadequate. The plaintiffs sought, among other things, an injunction against the consummation of the merger. The proposed merger was rejected at a special meeting of our stockholders held on January 23, 2007. Consequently, we believe the case is moot and expect the plaintiffs to seek dismissal of their claims accompanied by a request for legal fees that may be owed.  We do not expect the resolution of this matter to have a material adverse effect on our financial condition, results of operations or cash flows.

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

While the outcome of such other matters cannot be predicted with certainty, based on the information known to date, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial condition, but could be material to operating results or cash flows for a particular reporting period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CRN.”  As of March 6, 2009, there were approximately 504 shareholders of record of our common stock. The quarterly high and low closing sales prices for our common stock for fiscal years 2008 and 2007 are shown below.

	High	Low
2007:
First Quarter	$21.45	$18.22
Second Quarter	25.43	20.32
Third Quarter	25.42	19.14
Fourth Quarter	27.69	21.44
2008:
First Quarter	$23.01	$16.15
Second Quarter	24.50	20.16
Third Quarter	28.32	22.00
Fourth Quarter	26.00	16.50

We have never declared or paid cash dividends on our capital stock. We currently intend to retain excess cash flow, if any, for use in the operation and expansion of our business (which could include the reduction of outstanding borrowings) and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and is dependent upon, among other factors, our results of operations, financial condition, capital requirements, restrictions, if any, imposed by financing commitments and legal requirements. Our 10.75% Senior Notes, as well as our revolving credit facility contain certain restrictions on our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources — Long-Term Credit Facilities” in Item 7 of this report.

We did not purchase any of our common stock in the fourth quarter of 2008.

The following table summarizes as of December 31, 2008 certain information regarding equity compensation to our employees, officers, directors, and other persons under our plans:

	(A) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Plan Category
Equity compensation plans approved by security holders	408,825	$15.82	746,317	(1)
Equity compensation plans not approved by security holders	76,874	$10.83	266,753	(2)
Total	485,699	$15.03	1,013,070

(1)          Includes 133,550 shares issuable pursuant to our Employee Stock Purchase Plan and 43,623 shares issuable pursuant to our 2000 Directors Stock Plan. The total number of shares issuable pursuant to our Amended and Restated 1996 Stock Option Plan is equal to the greater of 1,500,000 shares or 15.0% of the number of shares issued and outstanding immediately after the grant of any option under the Plan.  Also includes 569,144 shares issuable pursuant to our 2006 Equity Incentive Plan.

(2)          Includes 100,000 shares issuable pursuant to our Deferred Compensation Plan and 166,753 shares issuable pursuant to our 2000 Broad-Based Employee Plan. The number of shares issuable pursuant to our 2000 Broad-Based Plan (2000 Plan) is equal to the greater of 400,000 shares or 4.0% of the shares issued and outstanding immediately after the grant of any option under the Plan.

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

Warrants

In conjunction with the issuance of subordinated notes in July 2000 (which notes are no longer outstanding), we issued warrants to purchase 290,370 shares of our common stock at an exercise price of $6.70. The warrants could only be exercised by payment of the exercise price in cash to us, by cancellation of an amount of warrants equal to the fair market value of the exercise price, or by the cancellation of indebtedness owed to the warrant holder. During 2001, 168,292 shares of common stock were issued in conjunction with the exercise and cancellation of 217,778 warrants.  During 2007, the remaining 72,592 shares of common stock were issued in conjunction with the exercise and cancellation of the remaining 72,592 warrants.

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

Performance Graph

The following performance graph compares our cumulative total stockholder return at December 31, 2008 to the Russell 2000 Stock Index and the Company’s peer group, assuming the investment of $100 on January 1, 2004, at closing prices on December 31, 2003 and reinvestment of dividends. The peer group companies are Corrections Corporation of America and The Geo Group, Inc.

Company Name	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08
Cornell Companies, Inc.	100.00	111.21	101.25	134.30	170.85	136.20
Peer Group	100.00	136.18	146.31	236.53	317.95	184.26
Russell 2000 Index	100.00	118.32	123.72	146.42	144.16	95.44

ITEM 6.          SELECTED FINANCIAL DATA

The following data has been derived from our audited financial statements, including those included in this Form 10-K for the year ended December 31, 2008 and should be read in conjunction with the consolidated financial statements and notes thereto and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31,
	2008	2007	2006 (1)	2005 (2)	2004 (3)
	(in thousands, except per share data)
Statements of Operations Data:
Revenues	$386,724	$360,604	$360,855	$310,775	$277,190
Income from operations	62,197	45,009	44,798	27,866	14,459
Income (loss) from continuing operations before provision (benefit) for income taxes and minority interest in consolidated special purpose entity	38,239	20,745	21,728	6,143	(8,256)
Income (loss) from continuing operations	22,636	11,910	12,580	3,928	(5,000)
Minority interest in consolidated special purpose entity	445	—	—	—	—
Discontinued operations, net of tax	—	—	(707)	(3,622)	(2,433)
Net income (loss)	22,191	11,910	11,873	306	(7,433)

Earnings (loss) per share:
• Basic
• Income (loss) from continuing operations	$1.55	$.84	$.90	$.29	$(.38)
Discontinued operations, net of tax	—	—	(.05)	(.27)	(.18)
Net income (loss)	$1.55	$.84	$.85	$.02	(.56)

Diluted
Income (loss) from continuing operations	$1.51	$.82	$.89	$.29	(.38)
Discontinued operations, net of tax	—	—	(.05)	(.27)	(.18)
Net income (loss)	$1.51	$.82	$.84	$.02	(.56)

Number of shares used to compute EPS:
Basic	14,298	14,149	13,918	13,580	13,203
Diluted	14,698	14,480	14,059	13,695	13,203

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except occupancy data)
Operating Data:

Residential:
Service capacity (4) (9)	17,592	15,634	14,659	14,682	13,494
Contracted beds in operation (end of period) (5) (9)	16,821	14,211	13,492	11,929	11,479
Average contract occupancy on contracted beds in operation (6) (7) (9)	92.0%	99.6%	97.5%	96.0%	98.6%
Average contract occupancy excluding start-up operations (6) (7) (9)	92.0%	99.6%	97.5%	100.4%	101.9%
Non-Residential:
Service capacity (8) (9)	2,353	2,953	3,921	4,792	3,852

Balance Sheet Data:
Working capital	$48,395	$47,757	$75,078	$57,286	$107,597
Total assets	636,921	562,287	523,533	510,628	507,631
Long-term debt, net of current portion	308,070	275,298	255,471	266,659	279,528
Stockholders’ equity	227,722	200,449	181,564	165,461	161,312

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

(3)                    Loss from continuing operations for the year ended December 31, 2004 includes a charge of $9.3 million to record an impairment to the carrying value of the Cornell Abraxas Academy. Additionally, income (loss) from continuing operations includes a loss on extinguishment of debt of approximately $2.4 million related to the early retirement of the Synthetic Lease Investor Notes A and B and the revolving line of credit under our amended 2000 Credit Facility. Discontinued operations, net of tax for the year ended December 31, 2004 include charges totaling $0.8 million to record impairments to the carrying values of two of our juvenile facilities.

(4)                    Residential service capacity is comprised of the number of beds currently available for service in our residential facilities.

(5)                    At certain residential facilities, the contracted capacity is lower than the facility’s service capacity. We could increase a facility’s contracted capacity by obtaining additional contracts or by renegotiating existing contracts to increase the number of beds covered. However, we may not be able to obtain contracts that provide occupancy levels at a facility’s service capacity or be able to maintain current contracted capacities in future periods.

(6)                    Occupancy percentages reflect less than normalized occupancy during the start-up phase of any applicable facility, resulting in a lower average occupancy in periods when we have substantial start-up activities.

(7)                    Average contract occupancy percentages are calculated based on actual occupancy for the period as a percentage of the contracted capacity for residential facilities in operation. These percentages do not reflect the operations of non-residential community-based programs. At certain residential facilities, our contracted capacity is lower than the facility’s service capacity. Additionally, certain facilities have and are currently operating above the contracted capacity. As a result, average contract occupancy percentages can exceed 100% if the average actual occupancy exceeded contracted capacity.

(8)                    Service capacity for non-residential programs is based on either contractual terms or an estimate of the number of clients to be served. We update these estimates at least annually based on the program’s budget and other factors.

(9)                    Data presented excludes discontinued operating facilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Generalzz

Cornell is a leading provider of correctional, detention, educational, rehabilitation and treatment services outsourced by federal, state and local government agencies. We provide a diversified portfolio of services for adults and juveniles through our three operating divisions: (1) Adult Secure Services; (2) Abraxas Youth and Family Services; and (3) Adult Community-Based Services. At December 31, 2008, we operated 68 facilities with a total service capacity of 19,875 and had one facility with a service capacity of 70 beds that was vacant. Our facilities are located in 15 states and the District of Columbia.

The following table (which excludes data related to discontinued operating facilities) sets forth for the periods indicated total residential service capacity and contracted beds in operation at the end of the periods shown, average contract occupancy percentages and total non-residential service capacity.

	Year Ended December 31,
	2008	2007	2006
Residential
Service capacity (1) (2)	17,592	15,634	14,659
Contracted beds in operation (end of period) (1) (3)	16,821	14,211	13,492
Average contract occupancy based on contracted beds in operation (1) (4) (5)	92.0%	99.6%	97.5%
Average contract occupancy excluding start-up operations (1) (4) (5)	92.0%	99.6%	97.5%
Non-Residential
Service capacity (1) (6)	2,353	2,953	3,921

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

Our operating results for 2008 were significantly impacted by a few major events.  We completed and activated expansions at several facilities including the D. Ray James Prison (300 beds in February 2008), the Great Plains Correctional Facility (1,100 beds in September 2008) and the Walnut Grove Youth Correctional Facility (500 beds in September 2008). We also began an additional 700 bed expansion at D. Ray James Prison and started construction on a new 1,250 bed facility in Hudson, Colorado. Our 2008 results of operations were positively affected by a $1.5 million contract-based revenue adjustment recorded in March 2008 related to the Regional Correctional Center and a $1.55 million legal settlement (against which we incurred approximately $0.2 million in expenses in 2008) we received relating to a lawsuit we had brought against certain parties with regard to the operation of the Cornell Abraxas Academy facility (see “—Significant 2008 Events”).

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

Although we believe we will continue to see steady demand across our various business segments and our customer base (federal, state and local) in 2009, we are monitoring the declining economic trends and related government budget plans and the effect tightened spending plans could have on our business. We expect a key driver for our performance in 2009 to be our ability to manage our various facility expansions currently in process and bring them on line. We also plan to remain focused on our operating margins, on increasing utilization (particularly in the Abraxas division) and improving customer mix as we believe those initiatives are key elements of our financial performance.

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

The federal government contracts with private providers for the incarceration of adults, whether they are serving prison sentences, detained as illegal aliens, detained in anticipation of pending judicial administration or transitioning from prison to society.  Chief among the federal agencies which use private providers are the BOP, U.S. Immigration and Customs Enforcement (“ICE”) and USMS. We provide adult secure and adult community-based services to the federal government. Most of the federal involvement in juvenile administration in the federal system is handled via Medicare and Medicaid assistance to state governments. Although there are circumstances in which we may contract with a federal agency on a sole source basis, the primary means by which we secure a contract with a federal agency is via the RFP bidding process.  From time to time, we contract to provide management services to a local governmental unit who then bids on a federal contract.

States and smaller governmental units remain divided on the issue of private prisons and private provision of juvenile and community-based programs, although a majority of states permit private provision for our services.  We anticipate that increasing budget pressure on states and smaller governmental units may cause more states and smaller governmental units to consider utilizing private providers such as us to provide these services on a more economical basis. We believe capital budget constraints among prison agencies may encourage them to continue to explore outsourcing to private operators as an alternative to deploying their own capital for prison construction or major refurbishment. Although it varies from governmental unit to governmental unit, the primary political forces who typically oppose privatization of prisons are organized labor and religious groups.

Private juvenile and community-based programs are utilized by states and local governmental units and are organized on a profit and not-for-profit basis.  We monitor opportunities in these segments via our corporate and business division development officials.  Many opportunities are not published in any manner and, accordingly, we believe that taking the initiative at the state and local levels is key in developing sole source opportunities.

Performance.  We track a number of factors as we monitor financial performance.  Chief among them are:

•        capacity (the number of beds within each business segment’s facilities),

•        occupancy (utilization),

•        per diem reimbursement rates,

•        revenues,

•        operating margins, and

•        operating expenses.

Capacity.  Capacity, commonly expressed in terms of number of beds, is primarily impacted by the number and size of the facilities we own or lease and the facilities we operate on behalf of a third party owner or lessee.  We view capacity as one of the measures of our development efforts, through which we may increase capacity by adding new projects or by expanding existing projects (as we have done in 2007 and 2008 at several of our facilities including Great Plains Correctional Facility and D. Ray James Prison).  As part of the evaluation of our development efforts, we will assess (a) whether a given development project was brought into service in accordance with our expectation as to time and expense; and (b) the number of projects in development or under consideration at the relevant point in time.  In addition to the focus on new projects, capacity will reflect our success in renewing and maintaining existing contracts and facilities.  It will also reflect any closure of programs or facilities due to underutilization or failure to earn an adequate risk-adjusted rate of return.  We must also be cognizant of the possibility that state or local budgetary limitations may cause the contractual commitment to a given facility to be reduced or even eliminated, which would require us to either secure an alternate customer or close the operation.

Occupancy.  Occupancy is typically expressed in terms of percentage of contract capacity utilized.  We look at occupancy to assess the efficacy of both our efforts to market our facilities and our efforts to retain existing customers or contracts.  Because revenue varies directly with occupancy, occupancy is a driver of our revenues. Our industry experiences significant economics of scale, whereby as occupancy rises, operating costs per resident decline. Some of our contracts are “take-or-pay,” meaning that the agency making use of the facility is obligated to pay for beds even though they are not used.  Historically, occupancy percentages in many of our facilities have been high and we are mindful of the need to maintain such occupancy levels.  As new development projects are brought into service, occupancy percentages may decline until the projects reach full utilization (as, for example, with the activation of the 1,100 bed expansion at Great Plains Correctional Facility during the fourth quarter of 2008). Where we have commitments for utilization before the commencement of operations, occupancy percentages reflect the speed at which a facility achieves full service/implementation. However, we may decide to undertake development projects without written commitments to make full use of a facility. In these instances, we have performed our own assessment, based on discussions with local government or other potential customer representatives and analysis of other factors, of the demand for services at the facility.  There is no assurance that we would recover our initial investment in these projects.  We will monitor occupancy as a measure of the accuracy of our estimation of the demand for the services of a development facility, and will incorporate this information in future assessments of potential projects.

Per Diem Reimbursement Rates.  Per diem reimbursement rates are another key element of our gross revenue and operating margin since per diem contracts represent a majority of our revenues (54.0% for the year ended December 31, 2008).  Per diem rates are a function of negotiation between management and a governmental unit at the inception of a contract or through the bidding process.  Actual per diem rates vary dramatically across our business segments, and as well as within each business segment depending upon the particular service or program provided. The initial per diem rates often change during the term of a contract in accordance with a schedule.  The amount of the change can be a fixed amount set forth within the contract, an amount determined by formulas set forth within the contract or an amount determined by negotiations between management and the governmental unit (often these negotiations are along the same lines as the original per diem negotiation — a review of expenses and approval of an amount to recompense for expenses and assure the potential of an operating profit).  In recent years, as budgetary pressures on governmental units have increased, some of our customers have negotiated relief from formulaic increase provisions within their agreements or have declined to include in their appropriation legislation amounts that would increase the per diem rates payable under the contract. Based on the economic turmoil which began in the second half of 2008, we are expecting such pressures to continue in 2009 for many of our customers. In similar prior situations we have attempted to mitigate the impact of these developments by negotiating services provided, obtaining commitments for increased volume and other measures.  We may also choose to consider terminating an existing relationship at a given facility and replacing it with a new customer (as was done with the Great Plains Correctional Facility in 2007).

Revenues.  We derive substantially all of our revenues from providing adult corrections and treatment and juvenile justice, educational and treatment services outsourced by federal, state and local government agencies in the United States. Revenues for our services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis or on a cost-plus reimbursement basis. For the year ended December 31, 2008, our revenue base consisted of 54.0% for services provided under per diem contracts, 40.0% for services provided under take-or-pay and management contracts, 3.8% for services provided under cost-plus reimbursement contracts, 2.0% for services provided under fee-for-service contracts and 0.2% from other miscellaneous sources.  For the year ended December 31, 2007, our revenue base consisted of 74.3% for services provided under per diem contracts, 18.6% for services provided under take-or-pay and management contracts, 4.7% for services provided under cost-plus reimbursement contracts, 2.1% for services provided under fee-for-service contracts and 0.3% from other miscellaneous sources.  The increase in the percentage of revenues provided under take-or-pay and management contracts for 2008 was due primarily to the take-or-pay contract awarded by the BOP to our Big Spring Correctional Center in 2007 and the 916 inmate take-or-pay contract awarded by the Arizona Department of Corrections at our Great Plains Correctional Facility under which we began operations in September 2007.  The increase in the percentage of revenues provided under take-or-pay contracts was partially offset by 1) the transition of certain of our management contracts including the Donald W. Wyatt Detention Center (in July 2007) to the facility owner and 2) the termination of our management contract for the Harrisburg Alternative Education School Program for the 2007-2008 school year (due to lack of funding by the contracting agency).  The decrease in the percentage of revenues provided under per diem contracts in 2008 as compared to the prior year was due primarily to the transition of the contracts at the Great Plains Correctional Facility and the Big Spring Correctional Center as previously noted.  This decrease was partially offset by the addition of the High Plains Correctional Facility acquired in May 2007.

Revenues can fluctuate from year to year due to changes in government funding policies, changes in the number or types of clients referred to our facilities by governmental agencies, changes in the types of services delivered to our customers, the opening of new facilities or the expansion of existing facilities and the termination of contracts for a facility or the closure of a facility.

Factors considered in determining billing rates to charge include: (1) the programs specified by the contract and the related staffing levels; (2) wage levels customary in the respective geographic areas; (3) whether the proposed facility is to be leased or purchased; and (4) the anticipated average occupancy levels that could reasonably be expected to be maintained and the duration of time required to reach such occupancy levels.

Revenues-Adult Secure Services.  Revenues for our Adult Secure Services division are primarily generated from per diem, take-or-pay and management contracts.  For the years ended December 31, 2008, 2007 and 2006, we realized average per diem rates on our adult secure facilities of approximately $54.07, $54.69 and $56.12, respectively. The decrease in the 2007 rate is due primarily to the increase in occupancy at the Moshannon Valley Correctional Center during 2007 over the prior year. This facility operates under a take-or-pay contract; as a result, the effective average per diem rate will decrease as the population at the facility increases.  The 2006 average per diem rate also benefited from the receipt of a contract-based revenue adjustment for the contract year ended March 2006 in the amount of $2.4 million at the RCC. We periodically have experienced pressure from contracting governmental agencies to limit or even reduce per diem rates. Many of these governmental entities are under severe budget pressures and we anticipate that governmental agencies may periodically approach us about per diem rate concessions (or decline to provide funding for contractual rate increases).  Decreases in, or the lack of anticipated increases in, per diem rates could adversely impact our operating margin.

Revenues-Abraxas Youth and Family Services.  Revenues for our Abraxas Youth and Family Services division are primarily generated from per diem, fee-for-service and cost-plus reimbursement contracts.  For the years ended December 31, 2008, 2007 and 2006, we realized average per diem rates on our residential youth and family services facilities of approximately $192.15, $174.93 and $170.33, respectively. The increase in the average per diem rate for 2008 reflects the continued ramp-up of the Cornell Abraxas Academy (reactivated in the fourth quarter of 2006), the reactivation of the Hector Garza Residential Treatment Center in August 2007 as well as changes in the mix of services provided and customers served at other facilities.  For the years ended December 31, 2008, 2007 and 2006, we realized average fee-for-service rates for our non-residential community-based Abraxas Youth and Family Services facilities and programs, including rates that are limited by Medicaid and other private insurance providers, of approximately $48.28, $44.35 and $37.59, respectively. The increase in the average fee-for-service rates for 2008 and 2007 is due to changes in the mix of services provided at our non-residential facilities. The majority of our Abraxas Youth and Family Services contracts renew annually.

Revenues-Adult Community-Based Services.  Revenues for our Adult Community-Based Services division are primarily generated from per diem and fee-for-service contracts. For the years ended December 31, 2008, 2007 and 2006, we realized average per diem rates on our residential adult community-based facilities of approximately $68.47, $62.91 and $61.71, respectively. For the years ended December 31, 2008, 2007 and 2006, we realized average fee-for-service rates on our non-residential Adult Community-Based Services facilities and programs of approximately $11.00, $13.70 and $11.23, respectively.  Our average fee-for-service rates fluctuate from year to year principally due to changes in the mix of services provided by our various Adult Community-Based Services programs and facilities.

Operating Margins.  We have historically experienced higher operating margins in our Adult Secure Services and Adult Community-Based Services divisions as compared to our Abraxas Youth and Family Services division. Our operating margin, in a given period, will be impacted by those facilities which may either be dormant or have been reactivated during the period. As previously discussed, we have reactivated several facilities, including the Cornell Abraxas Academy and the Hector Garza Residential Treatment Center in 2006 and 2007, respectively. We have also expanded several of our Adult Secure facilities (D. Ray James Prison, Great Plains Correctional Facility and Walnut Grove Youth Correctional Facility, for example), which provides the opportunity to leverage existing infrastructure. Additionally, our operating margins within a division can vary from facility to facility based on whether a facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the mix of services provided, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract and our ability to increase a facility’s contract revenue. Under take-or-pay contracts, such as the contract at the Moshannon Valley Correctional Center, operating margins are typically higher during the early stages of the contract as the facility’s population ramps up (as revenues are received at contract percentages regardless of actual occupancy). As the variable costs (primarily resident-related and certain facility costs) increase with the growth in population, operating margins will generally decline to a stabilized level. Following its activation in April 2006, we experienced such operating margin impact pertaining to the Moshannon Valley Correctional Center in the third and fourth quarters of 2006. A decline in occupancy at our Abraxas Youth and Family Services facilities can have a more significant impact on operating margins than our Adult Secure Services division due to the longer periods typically required to ramp resident population at a youth facility.

We have experienced and expect to continue to experience interim period operating margin fluctuations due to factors such as the number of calendar days in the period, higher payroll taxes (generally in the first half of the year) and salary and wage increases and insurance cost increases that are incurred prior to certain contract rate increases. Periodically, many of the governmental agencies with whom we contract may experience budgetary pressures and may approach us to limit or reduce per diem rates (including contractual price increases as well). We anticipate such customer behavior in 2009. Decreases in, or the lack of anticipated increases in, per diem rates could adversely impact our operating margin. Additionally, a decrease in per diem rates without a corresponding decrease in operating expenses could also adversely impact our operating margin.

Operating Expenses.  We track several different areas of our operating expenses.  Foremost among these expenses are employee compensation and benefits and expenses, risk related areas such as general liability, medical and worker’s compensation, client/inmate costs such as food, clothing, medical and programming costs, financing costs and administrative overhead expenses. Increases or decreases in one or more of these expenses, such as our experience with rising insurance costs, can have a material effect on our financial performance.  Operating expenses are also impacted by decisions to close or terminate a particular program or facility.  Such decisions are based on our assessments of operating results, operating efficiency and risk-adjusted returns and are an ongoing part of our portfolio management.  In addition, decisions to restructure employee positions will typically increase period costs initially (at the time of such actions), but generally reduce post-restructuring expense levels.

We are responsible for all facility operating costs, except for certain debt service and interest or lease payments for facilities where we have a management contract only. At these facilities, the facility owner is responsible for all debt service and interest or lease payments related to the facility. We are responsible for all other operating expenses at these facilities. We operated 14 facilities under management contracts at December 31, 2008, 15 facilities at December 31, 2007 and 18 facilities at December 31, 2006. Included in the 14 facilities under management contracts at December 31, 2008 were the Walnut Grove Youth Correctional Facility and the eight Los Angeles County Jails, which represented 1,714 beds of service capacity, or approximately 83% of the residential service capacity represented by management contracts.

A majority of our facility operating costs consists of fixed costs. These fixed costs include lease and rental expense, insurance, utilities and depreciation.  As a result, when we commence operation of new or expanded facilities, fixed operating costs may increase. The amount of our variable operating costs, including food, medical services, supplies and clothing, depend on occupancy levels at the facilities. Our largest single operating cost, facility payroll expense and related employment taxes and expenses, has both a fixed and a variable component. We can adjust a facility’s staffing levels and the related payroll expense to a certain extent based on occupancy at a facility; however a minimum fixed number of employees is required to operate and maintain any facility regardless of occupancy levels. Personnel costs are subject to increases in tightening labor markets based on local economic environments and other conditions.

We incur pre-opening and start-up expenses including payroll, benefits, training and other operating costs prior to opening a new or expanded facility and during the period of operation while occupancy is ramping up. These costs vary by contract (and the pace/scale of the activation and related population ramp). Since pre-opening and start-up costs are generally factored into the revenue per diem rate that is charged to the contracting agency, we typically expect to recover these upfront costs over the life of the contract. Because occupancy rates during a facility’s start-up phase typically result in capacity under-utilization for at least 90 to 180 days, we may incur additional post-opening start-up costs. We do not anticipate post-opening start-up costs at any adult secure facilities operated under any future contracts with the BOP which are take-or-pay contracts, meaning that the BOP will pay at least 80.0% of the contractual monthly revenue once the facility opens, regardless of actual occupancy.

Newly opened facilities are staffed according to applicable regulatory or contractual requirements when we begin receiving offenders or clients. Offenders or clients are typically assigned to a newly opened facility on a phased-in basis over a one- to six-month period. Our start-up period for new juvenile operations is 12 months from the date we begin recognizing revenue unless break-even occupancy levels are achieved before then. The actual time required to ramp a juvenile facility (with approximate capacity of 100 to 200 beds) may be a period of one to three years. Our start-up period for new adult operations is nine months from the date we begin recognizing revenue unless break-even occupancy levels are achieved before then.  The approximate time to ramp an adult facility of approximately 1,000 beds may be a period of three to six months, depending upon the customer requirements.  Although we typically recover these upfront costs over the life of the contract, quarterly results can be substantially affected by the timing of the commencement of operations as well as the development and construction of new facilities.

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

Significant 2008 Events

D. Ray James Prison

In February 2008, we completed the initial expansion of the D. Ray James Prison in Georgia to increase its service capacity by approximately 300 beds to a total service capacity of 2,170 beds.

In August 2007, we announced that we were initiating a second expansion of the D. Ray James Prison. This expansion project will increase the facility’s service capacity by an additional 700 beds for a total service capacity of approximately 2,800 beds. This expansion project began in the first quarter of 2008 and is expected to be completed by the end of the first quarter of 2009. We are marketing this additional expansion to multiple customers but  believe those beds are well suited for a Georgia Department of Corrections (“Georgia DOC”) bid that requires expansion of an existing Georgia DOC-contracted facility. We can make no assurance that we will be awarded  this contract. We currently estimate that the capital expenditures related to this expansion project will be approximately $34.7 million.  As of December 31, 2008, we had incurred and capitalized total costs (including interest) of approximately $33.9 million related to this expansion. We believe that our existing cash flow and available balance under our Amended Credit Facility will provide adequate funding to complete this facility expansion.

Great Plains Correctional Facility

In May 2007, we were awarded a contract by the Arizona Department of Corrections (“Arizona DOC”) for our Great Plains Correctional Facility in Hinton, Oklahoma. The contract calls for a total of 2,000 medium-security inmates to be housed at the facility. We initially housed approximately 916 inmates and the remainder was housed through the expansion of the existing facility which was completed in the fourth quarter of 2008. As of December 31, 2008 the ramp-up to approximately 2,000 inmates was complete.

Hudson, Colorado

In August 2008, we entered into an agreement pursuant to which we will lease a new 1,250 male bed adult secure facility in Hudson, Colorado. The facility is owned by a third party and is being built on land we sold to the third party. We retained approximately 270 acres out of the original 320 acres we acquired in 2007. We anticipate the construction, which began in the third quarter of 2008, to be completed in late 2009. We have signed an implementation agreement with the Colorado Department of Corrections (“Colorado DOC”), which governs the construction of the facility and contemplates a service agreement which can be entered into upon completion of the implementation agreement.  We would expect to begin receiving inmates upon the activation of the facility.  We expect to enter into a service agreement for the facility with the Colorado DOC but can make no assurances that we will do so (or what the possible timing might be).

Hurricane Ike

Hurricane Ike, which came ashore in Texas in September 2008, damaged our Beaumont Transitional Treatment Center, Leidel Comprehensive Sanction Center and Reid Community Residential Facility. These damages are covered by our insurance, subject to normal deductibles, for which we recorded a charge of approximately $0.5 million in the year ended December 31, 2008. The Leidel facility was able to continue near normal operations. The Beaumont facility reopened in mid-October 2008 at near normal capacity. The Reid facility reopened in mid-October 2008 at approximately 40 percent of its previous capacity of approximately 500. We believe the remainder of the operating capacity will be operational in the first quarter 2009. Reid generated revenues of approximately $4.9 million and $5.4 million in the years ended December 31, 2008 and 2007, respectively.

Regional Correctional Center

The Office of Federal Detention Trustee (“OFDT”) holds the contract for use of the Regional Correctional Center on behalf of ICE, USMS and the BOP with Bernalillo County through an intergovernmental services agreement, and we have an operating and management agreement with Bernalillo County.  In August 2007, the Bureau of Immigration and Customs Enforcement (“ICE”) removed all ICE detainees from the Regional Correctional Center in Albuquerque, New Mexico. ICE informed us in February 2008 that it would not resume use of the facility.  The facility is still being utilized by the USMS, and since May 2008 by the BOP, but not at its full capacity. In February 2008, the OFDT, attempted to unilaterally amend its agreement to reduce the number of minimum annual guaranteed mandays under the agreement from 182,500 to 66,300.  Neither we nor Bernalillo County believe OFDT has the right to unilaterally amend the contract in this manner, and OFDT has been informed of our position. Although either party to the intergovernmental services agreement has the right to terminate upon 180 days notice, neither party has exercised such right as of December 31, 2008.  Refer to “Results of Operations — Liquidity and Capital Resources - Contractual Uncertainties Related to Certain Facilities - Regional Correctional Center” for more information concerning this and other developments concerning the Regional Correctional Center. We recorded a contract-based revenue adjustment (in March 2008) of approximately $1.5 million for the contract year ended March 2008, for which the related receivable is carried in accounts receivable — trade at December 31, 2008.

Walnut Grove Youth Correctional Facility

In August 2007, we were notified by the State of Mississippi that funding had been approved for a 500 bed expansion of the 941 bed Walnut Grove Youth Correctional Facility that we have been managing since 2004. Expansion of the facility, which was entirely funded by the State of Mississippi, began in the third quarter of 2007 and was completed and became operational in the third quarter of 2008.

Settlement of Claim

On December 12, 2008, we settled a lawsuit the Company had filed in the United States District Court for the Eastern District of Pennsylvania against the Borough of New Morgan (the “Borough”), New Morgan Borough Council and certain individual council members. The lawsuit involved the operation of the Company’s Abraxas Academy in New Morgan, Pennsylvania and a sewage treatment facility that is owned by the Borough.

In connection with the settlement, all claims have been terminated and finally settled, including those concerning the operation and occupancy of the facility and the sewage treatment plant. Neither party has admitted liability for any claim or contention made by the other party. The Company received $1.55 million from the Borough and agreed to pay the Borough unpaid sewage treatment bills in the amount of $0.2 million through September 30, 2008.  The $1.55 million settlement is reflected in operating expenses in the accompanying financial statements.

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

For a summary of all of our significant accounting policies see “Note 2-Significant Accounting Policies” of the “Notes to   Consolidated Financial Statements” in Item 8 of this Form 10-K.

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

Impairment or Disposal of Long-Lived Assets

We review our long-lived assets for impairment at least annually or when changes in circumstances or a triggering event indicates that the carrying amount of the asset may not be recoverable in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets to be held and used recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable.  Long-lived assets to be held and used are to be reported at the lower of their carrying amount or fair value.  Assets to be disposed of by sale are recorded at the lower of their carrying amount or fair value less estimated selling costs. We estimate fair value based upon the best information available, which may include expected future discounted cash flows to be produced by the asset and/or available market prices. Factors that significantly influence estimated future discounted cash flows include the periods and levels of occupancy for the facility, expected per diem or reimbursement rates, assumptions regarding the levels of staffing, services and future operating and capital expenditures necessary to generate forecasted revenues, related costs for these activities and future rate of increases or decreases associated with these factors. We also consider the results of any appraisals on the properties when assessing fair value. These estimates may be highly subjective, particularly in circumstances where there is no current operating contract in place and changes in the assumptions and estimates could result in the recognition of impairment charges. The most subjective estimates made in this analysis for 2008 relate to Cornell Abraxas 1, the Regional Correctional Center and the Hector Garza Residential Treatment Center. The most subjective estimates made in this analysis for 2007 relate to the Regional Correctional Center and the Hector Garza Residential Treatment Center. We may be required to record an impairment charge in the future if we are unable to successfully negotiate a replacement contract on any of our facilities for which we currently have an operating contract.

Goodwill and Intangible Assets

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

	Year Ended December 31,
	2008	2007	2006

Revenues	100.0%	100.0%	100.0%

Operating expenses	72.6	76.0	76.4
Pre-opening and start-up expenses	—	—	0.7
Depreciation and amortization	4.6	4.4	4.5
General and administrative expenses	6.7	7.1	6.0
Income from operations	16.1	12.5	12.4
Interest expense, net	6.2	6.7	6.4
Income from continuing operations before provision for income taxes	9.9	5.8	6.0
Provision for income taxes	4.0	2.5	2.5
Income from continuing operations	5.9	3.3	3.5
Minority interest in consolidated special purpose entity	0.2
Discontinued operations, net of taxes	—	—	(0.2)
Net income	5.7%	3.3%	3.3%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues.  Revenues increased approximately $26.1 million, or 7.2%, to $386.7 million for the year ended December 31, 2008 from $360.6 million for the year ended December 31, 2007.

Adult Secure Services.  Adult Secure Services revenues increased approximately $26.1 million, or 14.2%, to $209.3 million for the year ended December 31, 2008 from $183.2 million for the year ended December 31, 2007 due primarily to (1) an increase in revenues of $17.6 million at the Great Plains Correctional Facility which began operating under a contract with the Arizona DOC in September 2007 (this facility was vacant from April through August 2007) as well as increased occupancy as a result of a facility expansion completed in September 2008, (2) an increase in revenues of $10.1 million at the Big Spring Correctional Center due to increased occupancy resulting from a facility expansion completed in November 2007 related to the take-or-pay contract awarded to us by the BOP in 2007, (3) an increase in revenues of $4.8 million at the D. Ray James Prison due to a facility expansion completed in February 2008, (4) an increase in revenues of $2.0 million at the High Plains Correctional Facility which we acquired in May 2007 and (5) an increase in revenues of $1.2 million at the Walnut Grove Youth Correctional Facility due to a facility expansion completed in September 2008.  The increase in revenues due to the above was offset, in part, by (1) a decrease in revenues of $8.0 million at the Donald W. Wyatt Detention Center due to the transition of our management contract to the facility’s owner in July 2007 and (2) a decrease in revenues of approximately $2.9 million at the Regional Correctional Center due to the withdrawal of all ICE inmates as of August 2007 (revenues for 2008 include a $1.5 million contract-based revenue adjustment for the contract year ended March 25, 2008).  The remaining net increase in revenues of approximately $1.3 million was due to fluctuations in revenues at our other adult secure facilities.

Average contract occupancy was 91.8% for the year ended December 31, 2008 compared to 100.4% for the year ended December 31, 2007. The decrease in the average contract occupancy is primarily due to the additional capacity of approximately 1,600 beds brought into operations in September 2008 (at the Great Plains Correctional Facility and Walnut Grove Youth Correctional Facility), which we began ramping during the fourth quarter of 2008. The average per diem rate was $54.07 for the year ended December 31, 2008 compared to $54.69 for the year ended December 31, 2007.

Abraxas Youth and Family Services.  Abraxas Youth and Family Services revenues decreased approximately $2.0 million, or 1.9%, to $107.3 million for the year ended December 31, 2008 from $109.3 million for the year ended December 31, 2007 due primarily to (1)  a decrease in revenues of $5.1 million at the Cornell Abraxas I facility (“A-1”) due to decreased occupancy, (2) a decrease in revenues of $1.6 million at the Texas Adolescent Treatment Center (“TATC”) due to decreased occupancy, (3) a decrease in revenues of $1.8 million due to the termination of our management contract for the Harrisburg Alternative Education School Program for the 2007-2008 school year (due to lack of funding by the contracting agency), (4) a decrease in revenues of $1.3 million due to the termination of our management contract for the Salt Lake Valley Detention Center as of September 2008 and (5) a decrease in revenues of $1.2 million due to the termination of our management contract for the Reading Alternative Education School Program in June 2008.  The decrease in revenues due to the above was offset, in part, by (1) an increase in revenues of $4.5 million at the Cornell Abraxas Academy due to improved occupancy, (2) an increase in revenues of $2.5 million at the Southern Peaks Regional Treatment Center due to improved occupancy and mix of clients at the facility, (3) an increase in revenues of $1.6 million at the Cornell Abraxas of Ohio facility due to a new residential program activated in 2008 and (4) an increase in revenues of $0.9 million at the Hector Garza Residential Treatment Center which we reactivated in August 2007.  The remaining net decrease in revenues of approximately $0.5 million was due to various insignificant fluctuations in revenues at our other Abraxas Youth and Family Services facilities and programs.

Average contract occupancy was 80.6% for the year ended December 31, 2008 compared to 92.0% for the year ended December 31, 2007. The decrease in the 2008 average contract occupancy reflects the under-utilization at certain facilities, including A-1and TATC.

The average per diem rate for our Abraxas Youth and Family Services facilities was approximately $192.15 for the year ended December 31, 2008 compared to approximately $174.93 for the year ended December 31, 2007. The increase in the 2008 average per diem rate reflects the continued ramp-up of the Cornell Abraxas Academy (reactivated in the fourth quarter of 2006), the reactivation of the Hector Garza Residential Treatment Center in 2007 as well as changes in the mix of services provided at other facilities, including a new residential program at our Cornell Abraxas of Ohio facility.  The average fee-for-service rate for our non-residential community-based Abraxas Youth and Family Services facilities and programs was approximately $48.28 for the year ended December 31, 2008 compared to approximately $44.35 for the year ended December 31, 2007.  Our average fee-for-service rate can fluctuate from year to year depending on the mix of services provided at our various non-residential Abraxas Youth and Family Services facilities and programs.

Adult Community-Based Services. Adult Community-Based Services revenues increased approximately $2.1 million, or 3.1%, to $70.2 million for the year ended December 31, 2008 from $68.1 million for the year ended December 31, 2007 due to (1) an increase in revenues of $1.1 million at the Cordova Center due to improved occupancy, (2) an increase in revenues of $0.5 million at the Midtown Center which was reactivated in September 2007, (3) an increase in revenues of $0.6 million at Southwood due to increased occupancy, (4) revenues of $0.3 million at a new jail (Bell Gardens Jail) we began operating in March 2008 and (5) an increase in revenues of $0.5 million at the Oakland Center due to improved occupancy.  The increase in revenues was offset, in part, by (1) a decrease in revenues of $1.3 million due to the termination of our management contract for the Lincoln County Detention Center in May 2008 (we gave notice of early termination of our management contract for the facility in February 2008 due to continual staffing and other issues in the rural area. This contract generated revenues of approximately $0.6 million and $1.9 million in the years ended December 31, 2008 and 2007, respectively), (2) a decrease in revenues of $0.9 million at the Grossman Center due to reduced occupancy and (3) a decrease in revenues of $0.5 million at the Reid Correctional Facility as a result of decreased occupancy due to the damages caused by Hurricane Ike.  The remaining net increase in revenues of $1.8 million was due to various insignificant fluctuations in revenues at our various other adult community-based facilities and programs.

Average contract occupancy was 99.0% for the year ended December 31, 2008 compared to 101.1% for the year ended December 31, 2007.

The average per diem rate for our residential Adult Community-Based Services facilities was $68.47 for the year ended December 31, 2008 compared to $62.91 for the year ended December 31, 2007. The average fee-for-service rate for our non-residential Adult Community-Based Services facilities and programs was approximately $11.00 for the year ended December 31, 2008 compared to approximately $13.70 for the year ended December 31, 2007.  Our average fee-for-service rates can fluctuate from year to year due to changes in the mix of services provided by our various non-residential Adult Community-Based Services facilities and programs.

Operating Expenses.  Operating expenses, excluding depreciation and amortization, increased approximately $6.5 million, or 2.4%, to $280.6 million for the year ended December 31, 2008 from $274.1 million for the year ended December 31, 2007.

Adult Secure Services.  Adult Secure Services operating expenses increased approximately $5.1 million, or 3.9%, to $135.6 million for the year ended December 31, 2008 from $130.5 million for the year ended December 31, 2007 due primarily to (1) an increase in operating expenses of $8.8 million at the Great Plains Correctional Facility due to increased occupancy following the facility expansion completed in September 2008, (2) an increase in operating expenses of $3.5 million at the D. Ray James Prison due to increased occupancy following the facility expansion completed in February 2008, (3) an increase in operating expenses of $1.8 million at the High Plains Correctional Facility acquired in May 2007, (4) an increase in operating expenses of $1.5 million at the Big Spring Correctional Center due to increased occupancy following a facility expansion completed in November 2007 and (5) an increase in operating expenses of $1.3 million at the Walnut Grove Youth Correctional Facility due to increased occupancy following a facility expansion completed in September 2008.  The increase in operating expenses due to the above was offset, in part, by (1) a decrease in operating expenses of $7.5 million due to the transition of our management contract at the Donald W. Wyatt Detention Center to the facility’s owner in July 2007 and (2) a decrease in operating expenses of $3.1 million at the Regional Correction Center due to decreased occupancy following the removal of all ICE inmates in August 2007.  The remaining net decrease in operating expenses of approximately $1.2 million was due to various insignificant fluctuations in operating expenses at our other adult secure facilities and divisional operating expenses.

As a percentage of segment revenues, adult secure services operating expenses were 64.8% for the year ended December 31, 2008 compared to 71.2% for the year ended December 31, 2007.  The 2008 operating margin was favorably impacted by the $1.5 million contract-based revenue adjustment for the contract year ended March 2008 at the Regional Correctional Center.  Additionally, the 2007 operating margin was negatively impacted by the termination of our contract at the Great Plains Correctional Facility in April 2007 as we transitioned to its reactivation in September 2007 under our new contract with the Arizona Department of Corrections.

Abraxas Youth and Family Services.  Abraxas Youth and Family Services operating expenses increased $2.1 million, or 2.2%, to approximately $95.6 million for the year ended December 31, 2008 from $93.5 million for the year ended December 31, 2007 due primarily to (1) an increase in operating expenses of $1.7 million at the Cornell Abraxas Academy due to increased occupancy, (2) an increase in operating expenses of $1.2 million at the Hector Garza Residential Treatment Center due to increased occupancy, (3) an increase in operating expenses of $0.8 million at our Cornell Abraxas of Ohio facility due to the addition of a new residential program in 2008, and (4) an increase in operating expenses of $0.4 million at the Southern Peaks Regional Treatment Center due to increased occupancy.   The increase in operating expenses was offset, in part, by (1) a decrease in operating expenses of $1.8 million due to the termination of our management contract for the Harrisburg Alternative Education School Program for the 2007-2008 school year (due to lack of funding by the contracting agency), (2) a decrease in operating expenses of $0.9 million due to the termination of our management contract for the Salt Lake Valley Detention Center as of September 2008, (3) a decrease in operating expenses of $0.9 million due to the termination of our management contract for the Reading Alternative Education School Program in June 2008 and (4) a decrease in operating expenses of $0.6 million at the Texas Adolescent Treatment Center due to reduced occupancy.   The remaining net increase in operating expenses of $2.2 million was due to various insignificant fluctuations in operating expenses at our various Abraxas Youth and Family Services facilities and programs.

As a percentage of segment revenues, Abraxas operating expenses were 89.1% for the year ended December 31, 2008 compared to 85.5% for the year ended December 31, 2007. The 2008 operating margin was negatively impacted by the lower utilization at those facilities previously noted.

Adult Community-Based Services.  Adult Community-Based Services operating expenses decreased $0.7 million, or 1.4%, to $49.4 million for the year ended December 31, 2008 from $50.1 million for the year ended December 31, 2007 due primarily to (1) a decrease in operating expenses of $1.2 million due to the termination of our management contract at the Lincoln County Detention Center as of September 2008, (2) a decrease in operating expenses of $0.5 million at the Grossman Center due to reduced occupancy and (3) a decrease in operating expenses of $0.1 million at the Reid Community Residential Facility due to reduced occupancy resulting from damages sustained during Hurricane Ike. The decrease in operating expenses was offset, in part, by (1) an increase in operating expenses of $0.4 million at the Midtown Center which we reactivated in September 2007 and (2) operating expenses of $0.3 million at a new jail we began operating in March 2008.  The remaining net increase in operating expenses of $0.4 million was due to various insignificant fluctuations in operating expenses at our numerous adult community-based facilities and programs.

As a percentage of segment revenues, the segment’s operating expenses were 70.5% for the year ended December 31, 2008 compared to 73.5% for the year ended December 31, 2007.  The 2008 operating margin was favorably impacted by increased operations driven by a change in the mix of services provided during the year.

Pre-Opening and Start-up Expenses.  There were no pre-opening and start-up costs for the years ended December 31, 2008 and 2007.  Pre-opening and start-up costs were approximately $2.7 million for the year ended December 31, 2006 and were attributable to the Moshannon Valley Correctional Center. These expenses consisted primarily of personnel and related expenses, professional and recruiting expenses.

Depreciation and Amortization.  Depreciation and amortization increased approximately $1.9 million, or 11.9%, to $17.9 million for the year ended December 31, 2008 from $16.0 million for the year ended December 31, 2007.  Depreciation increased approximately $2.2 million due primarily to 1) an increase of $1.2 million due to depreciation expense resulting from the facility expansion activations and related furniture, fixtures and equipment purchases at the Big Spring Correctional Center (in November 2007), the Great Plains Correctional Facility (in September 2008) and the D. Ray James Prison (in February 2008) and 2) additional depreciation expense of $0.1 million as a result of the purchase of the High Plains Correctional Facility in May 2007 and the Washington, D.C. Facility in October 2007.  Amortization of intangibles was approximately $2.2 million and $2.4 million the years ended December 31, 2008 and 2007, respectively.

General and Administrative Expenses.  General and administrative expenses increased approximately $0.5 million, or 2.0%, to $26.0 million for the year ended December 31, 2008 from approximately $25.5 million for the year ended December 31, 2007.  General and administrative expenses for 2007 include our reimbursement to Veritas of approximately $2.5 million of costs related to the Merger Agreement (see Note 13 to the consolidated financial statements concerning this Merger Agreement) and legal and professional fees and development costs of approximately $1.2 million related to the Merger Agreement.  Additionally, general and administrative costs for 2007 include a net $1.5 million legal claims settlement received in August 2007.

Interest.  Interest expense, net of interest income, decreased approximately $0.3 million to $24.0 million for the year ended December 31, 2008 from $24.3 million for the year ended December 31, 2007. Interest income for the year ended December 31, 2008 includes a net gain of approximately $1.2 million related to the change in fair value of certain derivative instruments pertaining to MCF, a special purpose entity (see Note 11 to the consolidated financial statements).  Additionally, for the year ended December 31, 2008, we capitalized interest of $2.9 million related to the facility expansion projects at the Great Plains Correctional Facility and the D. Ray James Prison. These were partially offset by increased interest expense of approximately $2.4 million primarily driven by higher average borrowings outstanding in 2008 under our Amended Credit Facility, partially offset by a declining interest rate environment in 2008.  For the year ended December 31, 2007, we capitalized interest of approximately $1.2 million related to the facility expansion projects at the Big Spring Correctional Center, the D. Ray James Prison and the Great Plains Correctional Facility.

Income Taxes.  For the year ended December 31, 2008, we recognized a provision for income taxes on our income from continuing operations at an estimated effective rate of 40.8%. For the year ended December 31, 2007, we recognized a provision for income taxes at an estimated effective rate of 42.6%. The reduction in the estimated income tax rate in 2008 is principally due to an increase in operating income across certain of our business segments, the decreased impact of certain nondeductible expenses and the utilization of various tax credits.

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

Adult Community-Based Services. Adult Community-Based Services revenues increased approximately $1.8 million, or 2.7%, to $68.1 million for the year ended December 31, 2007 from $66.3 million for the year ended December 31, 2006 principally due to an increase in revenues of approximately $0.8 million from the operations of two jails in California which we began managing in January 2007 and an increase in revenues of approximately $0.5 million at the Las Vegas Center due to increased occupancy.  Additionally, we had a decrease in revenues of approximately $0.9 million due to the termination of our management contract for the SWICC Turning Point Program in October 2006.  The remaining net increase in revenues of $1.4 million was due to various insignificant fluctuations in revenues at our various adult community-based facilities and programs.

Average contract occupancy was 101.1% for the year ended December 31, 2007 compared to 97.7% for the year ended December 31, 2006.

The average per diem rate for our residential Adult Community-Based Services facilities was $62.91 for the year ended December 31, 2007 compared to $61.71 for the year ended December 31, 2006. The average fee-for-service rate for our non-residential Adult Community-Based Services facilities and programs was approximately $13.70 for the year ended December 31, 2007 compared to approximately $11.23 for the year ended December 31, 2006.  Our average fee-for-service rates can fluctuate from year to year due to changes in the mix of services provided by our various non-residential Adult

Community-Based Services facilities and programs. There were no revenues attributable to start-up operations for the years ended December 31, 2007 and 2006.

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

Abraxas Youth and Family Services.  Abraxas Youth and Family Services operating expenses decreased approximately $6.6 million, or 6.6%, to approximately $93.5 million for the year ended December 31, 2007 from $100.1 million for the year ended December 31, 2006 due primarily to (1) a decrease in operating expenses of $9.1 million due to the termination of our management contract at the Alexander Youth Services Center in January 2007, (2) a decrease in operating expenses of $1.6 million due to the termination of our management contract at the SMSTU in June 2006 and (3) a decrease in operating expenses of $0.7 million due to the termination of our management contract for the Harrisburg Alternative Education School Program (in July 2007, we were notified that the funding for this program was discontinued for the 2007-2008 school year).  The decrease in operating expenses due to the above was offset, in part, by various increases (totaling approximately $4.8 million) in operating expenses at both our residential and non-residential Abraxas Youth and Family Services facilities and programs, including an increase in operating expenses of approximately $1.7 million due to the reactivation of the Cornell Abraxas Academy in October 2006, as well as an increase in operating expenses of $0.6 million at our Washington, D.C. facility as 2006 operating expenses at this facility were reflected in discontinued operations in the year ended December 31, 2006.

As a percentage of segment revenues, Abraxas operating expenses were 85.5% for the year ended December 31, 2007 compared to 86.4% for the year ended December 31, 2006.

Adult Community-Based Services.  Adult Community-Based Services operating expenses decreased approximately $1.6 million, or 3.1%, to $50.1 million for the year ended December 31, 2007 from $51.7 million for the year ended December 31, 2006 due to various fluctuations in operating expenses at our numerous adult community-based facilities and programs including a decrease in operating expenses of approximately $0.9 million due to the termination of our management contract for the SWICC Turning Point Program in October 2006 and a decrease in divisional administrative costs of approximately $1.1 million.  Additionally, we had an increase in operating expenses of approximately $0.6 million from the two jails in California we began operating in January 2007.

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

General and Administrative Expenses.  General and administrative expenses increased approximately $3.8 million, or 17.5%, to $25.5 million for the year ended December 31, 2007 from approximately $21.7 million for the year ended December 31, 2006 due primarily to (1) our reimbursement to Veritas of approximately $2.5 million of costs related to the Merger Agreement (see Note 13 to the consolidated financial statements concerning this Merger Agreement), (2) an increase in legal and professional fees and development costs of approximately $1.2 million related to the Merger Agreement and (3) an increase in stock-based compensation expense of approximately $0.7 million.  The increase in general and administrative expenses due to the above was offset, in part, by the net $1.5 million legal claims settlement received in August 2007.

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

Cash Flows From Operations. Cash provided by operating activities was approximately $59.0 million for the year ended December 31, 2008 compared to approximately $27.2 million for the year ended December 31, 2007. The increase over the prior year was principally due to higher net income as well as changes in certain working capital accounts (including principally accounts receivable and accounts payable) due to timing of payments received and made.

Cash Flows From Investing Activities.  Cash used in investing activities was approximately $81.7 million for the year ended December 31, 2008 due to (1) capital expenditures of $79.9 million related primarily to the facility expansion projects at the Great Plains Correctional Facility and the D. Ray James Prison, (2) net payments to the restricted debt payment account of approximately $2.9 million, (3) proceeds from the sale of fixed assets of $0.8 million and (4) sales of investment securities of $0.3 million.  Cash used in investing activities was approximately $64.5 million in the year ended December 31, 2007 due to (1) capital expenditures of approximately $50.9 million related primarily to construction costs associated with the Big Spring Correctional Center and the D. Ray James Prison expansions and development of the Hudson, Colorado site, (2) net sales of investment securities of $11.7 million, (3) the purchase of the Washington, D.C. facility for $9.6 million, (4) the purchase of the High Plains Correctional Facility for approximately $8.9 million, (5) the Hudson, Colorado site acquisition of approximately $5.1 million and (6) net payments to the restricted debt payment account of approximately $2.1 million.

Cash Flows From Financing Activities.  Cash provided by financing activities was approximately $34.3 million for the year ended December 31, 2008 due to (1) net borrowings on our Amended Credit Facility of $45.0 million and (2) proceeds from the exercise of stock options of $0.6 million, partially offset by payments on MCF bonds of $11.4 million. Cash provided by financing activities was approximately $21.8 million for the year ended December 31, 2007 due primarily to borrowings on our Amended Credit Facility of $30.0 million, partially offset by a $10.5 million payment on MCF’s bonds in July 2007 and proceeds from the exercise of stock options and warrants of approximately $2.8 million.  Additionally, we recognized a tax benefit on stock option exercises of approximately $0.4 million and had payments of approximately $0.8 million for financing costs related to our Amended Credit Facility.

Long-Term Credit Facilities.  Our Amended Credit Facility provides for borrowings up to $100.0 million (including letters of credit), matures in December 2011 and bears interest, at our election depending on our total leverage ratio, at either the LIBOR rate plus a margin ranging from 1.50% to 2.25%, or a rate which ranges from 0.00% to 0.75% above the applicable prime rate. The available commitment under our Amended Credit Facility was approximately $10.1 million at December 31, 2008.  We had outstanding borrowings under our Amended Credit Facility of $75.0 million and we had outstanding letters of credit of approximately $14.9 million at December 31, 2008.  Subject to certain requirements, we have the right to increase the commitments under our Amended Credit Facility up to $150.0 million, although the indenture for our Senior Notes limits our ability, subject to certain conditions, to expand the Amended Credit Facility beyond $100.0 million.  We can provide no assurance that all of the banks that have made commitments to us under our Amended Credit Facility would be willing to participate in an expansion to the Amended Credit Facility should we desire to do so.  The Amended Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. The Amended Credit Facility is not secured by the assets of MCF, a special purpose entity. Our Amended Credit Facility contains commonly used covenants including compliance with laws and limitations on certain financing transactions and mergers and also includes various financial covenants.  We believe the most restrictive covenant under our Amended Credit Facility is the fixed charge coverage ratio.  At December 31, 2008, we were in compliance with all of our debt financial covenants.

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

Future Liquidity

Our shelf registration statement on Form S-3 for potential offerings from time to time of up to $75.0 million in gross proceeds of debt securities, common stock, preferred stock, warrants or certain other securities was declared effective by the Securities and Exchange Commission in September 2008.

We expect to use existing cash balances, internally generated cash flows and borrowings from our Amended Credit Facility to fulfill anticipated obligations such as capital expenditures, working-capital needs and scheduled debt maturities over at least the next twelve months. As of December 31, 2008 we have approximately $10.1 million of available capacity under our Amended Credit Facility. We will continue to analyze our capital structure, including a potential refinancing of our Senior Notes and financing for our expected future capital expenditures, including any potential acquisitions. We will consider potential acquisitions from time to time. Our principal focus for acquisitions is anticipated to be in our Adult Secure and Adult Community-Based divisions, although we would also pursue attractively priced acquisitions in our Abraxas Youth and Family Services division. We may decide to use internally generated funds, bank financing, equity issuances, debt issuances or a combination of any of the foregoing to finance our future capital needs. At December 31, 2008 we believe we have sufficient liquidity necessary to complete those projects for which we have outstanding commitments.

Our internally generated cash flow is directly related to our business. Should the private corrections and juvenile businesses deteriorate, or should we experience poor results in our operations, cash flow from operations may be reduced. We have, however, continued to generate positive cash flow from operating activities over recent years and expect that cash flow will continue to be positive over the next year. Our access to debt and equity markets may be reduced or closed to us due to a variety of events, including, among others, restrictions under our Senior Notes indenture or our Amended Credit Facility, industry conditions, general economic conditions, market conditions, credit rating agency downgrades of our debt and/or market perceptions of us and our industry. The extreme volatility seen in the financial markets beginning in the third quarter of 2008 has continued into the first quarter of 2009 and is expected to be present for the near term. Such volatility could result in decreased availability of capital at economical terms and could also put additional financial and budgetary pressure on our customers. Such conditions could potentially result in our inability to pursue additional future growth opportunities (such as facility expansions or new facility construction) and, if coupled with unexpected client, operational or other issues affecting our cash flow, in a need to seek additional financing at terms we would otherwise not accept.

In addition, our accounts receivable are with federal, state, county and local government agencies, which we believe generally reduces our credit risk. However, it is possible that situations such as continuing budget resolutions, delayed passage of budgets or budget pressures, may increase the length of repayment of certain of these receivables.

Contractual Uncertainties Related to Certain Facilities

Regional Correctional Center.  The Office of Federal Detention Trustee (“OFDT”) holds the contract for the use of the Regional Correctional Center on behalf of ICE, USMS and the BOP with Bernalillo County through an intergovernmental services agreement, and we have an operating and management agreement with Bernalillo County.  In July 2007, we were notified by ICE that it was removing all ICE detainees from the Regional Correctional Center and the removal was completed in early August 2007.  The facility is still being utilized by the USMS, and since May 2008 by the BOP, but not at its full capacity.  In February 2008, ICE informed us that it would not resume use of the facility.  In February 2008, OFDT attempted to unilaterally amend its agreement with the County to reduce the number of minimum annual guaranteed mandays under the agreement from 182,500 to 66,300.  Neither we nor the County believe OFDT has the right to unilaterally amend the contract in this manner, and OFDT has been informed of our position. Although either party to the intergovernmental services agreement has the right to terminate upon 180 days notice, neither party has exercised such right as of December 31, 2008.

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

Revenues for this facility were approximately $9.9 million (including a $1.5 million contract-based revenue adjustment for the contract year ended March 2008) and $12.8 million for the years ended December 31, 2008 and 2007, respectively. The net carrying value of the leasehold improvements for this facility was approximately $1.1 million and $3.0 million at December 31, 2008 and 2007, respectively. Our lease for this facility requires monthly rent payments of approximately $0.13 million for the remaining term of the lease (through June 2009). To date, we have brought in the BOP as an additional customer for this facility; however the facility still has available capacity. Our inability to expand the existing population with current or new customers could have an adverse effect on our financial condition, results of operations and cash flows.  We believe that pursuant to the provisions of SFAS No. 144, no impairment to the carrying value of the leasehold improvements for this facility has occurred.

Hector Garza Residential Treatment Center.  In October 2005, we initiated the temporary closure of this MCF leased facility in San Antonio, Texas. We reactivated the facility during the third quarter of 2007. The net carrying value for this facility was approximately $4.0 million and $4.2 million at December 31, 2008 and 2007, respectively.  We believe that, pursuant to the provisions of SFAS No. 144, no impairment to the carrying value of this facility has occurred due to existing demand from current customers and anticipated incremental demand from additional multiple customers to whom the facility is being marketed.

Projects Under Development, Construction or Renovation

For a discussion of our expansion projects at the Great Plains Correctional Facility in Hinton, Oklahoma, the D. Ray James Prison in Folkston, Georgia and the Walnut Grove Youth Correctional Facility in Walnut Grove, Mississippi, see “-Significant 2008 Events.”

Treasury Stock Repurchases

We did not purchase any of our common stock in the years ended December 31, 2008 and 2007.

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

We maintain operating leases in the ordinary course of our business activities.  These leases include those for operating facilities, office space and office and operating equipment, and the agreements expire between 2009 and 2075. As of December 31, 2008, our total commitment under these operating leases was approximately $120.6 million.

The following table details the known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2008 (in thousands):

	Payments Due by Period
	Total	2009	2010 - 2011	2012 - 2013	Thereafter

Contractual Obligations:
Long-term debt — principal
• Cornell Companies, Inc.	$112,000	$—	$—	$112,000	$—
• Special Purpose Entities	134,100	12,400	28,000	33,000	60,700
Long-term debt — interest
• Cornell Companies, Inc.	42,140	12,040	24,080	6,020	—
• Special Purpose Entities	55,936	11,358	19,482	14,534	10,562
Revolving line of credit-principal
• Cornell Companies, Inc.	75,000	—	75,000	—	—
Revolving line of credit-interest
• Cornell Companies, Inc.	6,518	2,205	4,313	—	—
Capital lease obligations
• Cornell Companies, Inc.	26	12	14	—	—
Construction commitments	6,795	6,795	—	—	—
Operating leases	120,635	7,598	16,662	21,748	74,627
Consultative and non-competition agreements	324	324	—	—	—
Total contractual cash obligations	$553,474	$52,732	$167,551	$187,302	$145,889

Approximately $2.5 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48 but are not included in the contractual obligations table because we are uncertain as to if or when such amounts may be settled.  Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for potential penalties of approximately $0.1 million and for interest of approximately $0.1 million.

We enter into letters of credit in the ordinary course of operating and financing activities.  As of December 31, 2008, we had outstanding letters of credit of approximately $14.9 million primarily for certain workers’ compensation insurance and other operating obligations.  The following table details our letter of credit commitments as of December 31, 2008 (in thousands):

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Commercial Commitments:
Standby letters of credit	$14,854	$13,604	$1,250	$—	$—

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risk, primarily from changes in interest rates. We continually monitor exposure to market risk and develop appropriate strategies to manage this risk. We are not exposed to any other significant market risks, including commodity price risk, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. In conjunction with the issuance of the Senior Notes, we had previously entered into an interest rate swap of $84.0 million related to the interest obligations under the Senior Notes, in effect converting them to a floating rate based on six-month LIBOR. As discussed in Part II, Item 8, Note 8 to the accompanying financial statements, we terminated the interest rate swap in October 2007.

Credit Risk

Due to the short duration of our investments, changes in market interest rates would not have a significant impact on their fair value.  In addition, our accounts receivables are with federal, state, county and local government agencies, which we believe generally reduces our credit risk. However, it is possible that such situations as continuing budget resolutions, delayed passage of budgets or budget pressures may increase the length of repayment of certain receivables.

Interest Rate Exposure

Our exposure to changes in interest rates primarily results from our Amended Credit Facility, as these borrowings have floating interest rates.  The debt on our consolidated financial statements at December 31, 2008 with fixed interest rates consist of the 8.47% Bonds issued by MCF in August 2001 in connection with the 2001 Sale and Leaseback Transaction and $112.0 million of Senior Notes.  The detrimental effect of a hypothetical 100 basis point increase in interest rates on our current borrowings under our Amended Credit Facility would be to reduce income before provision for income taxes by approximately $0.8 million for the year ended December 31, 2008.  At December 31, 2008, the fair value of our consolidated fixed rate debt was approximately $308.0 million based upon quoted market prices or discounted future cash flows using the same or similar securities.

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

ITEM 8.                              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

		Page
1.	Financial statements
	Report of Independent Registered Public Accounting Firm	47
	Consolidated Balance Sheets - December 31, 2008 and 2007	48
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2008, 2007 and 2006	49
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006	50
	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	51
	Notes to consolidated financial statements	52
	Management’s Annual Report on Internal Control over Financial Reporting	84
2.	Financial statement schedules	85
	All schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cornell Companies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Cornell Companies, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes effective January 1, 2007, in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

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

PricewaterhouseCoopers LLP

Houston, Texas

March 6, 2009

CORNELL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,613	$3,028
Investment securities available for sale	—	250
Accounts receivable - trade (net of allowance for doubtful accounts of $4,272 and $4,372, respectively)	64,622	69,787
Other receivables (net of allowance for doubtful accounts of $4,926 and $5,126, respectively)	4,766	3,201
Debt service fund and other restricted assets	31,370	27,523
Deferred tax assets	9,151	6,750
Prepaid expenses and other	6,368	6,131
Total current assets	130,890	116,670
PROPERTY AND EQUIPMENT, net	450,354	383,952
OTHER ASSETS:
Debt service reserve fund	23,750	23,638
Goodwill, net	13,308	13,355
Intangible assets, net	2,320	4,520
Deferred costs and other	16,299	20,152
Total assets	$636,921	$562,287

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$69,093	$57,502
Current portion of long-term debt	12,412	11,411
Total current liabilities	81,505	68,913
LONG-TERM DEBT, net of current portion	308,070	275,298
DEFERRED TAX LIABILITIES	17,491	13,226
OTHER LONG-TERM LIABILITIES	1,688	4,401
Total liabilities	408,754	361,838

MINORITY INTEREST	445	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 30,000,000 shares authorized, 16,238,685 and 16,068,677 shares issued and 14,732,522 and 14,553,631 shares outstanding, respectively	16	16
Additional paid-in capital	164,746	160,319
Retained earnings	73,318	51,127
Treasury stock (1,506,163 and 1,515,046 shares of common stock, at cost, respectively)	(12,034)	(12,105)
Accumulated other comprehensive income	1,676	1,092
Total stockholders’ equity	227,722	200,449
Total liabilities and stockholders’ equity	$636,921	$562,287

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006

REVENUES	$386,724	$360,604	$360,855
OPERATING EXPENSES, EXCLUDING DEPRECIATION	280,630	274,110	275,395
PRE-OPENING AND START-UP EXPENSES	—	—	2,657
DEPRECIATION AND AMORTIZATION	17,943	15,986	16,285
GENERAL AND ADMINISTRATIVE EXPENSES	25,954	25,499	21,720

INCOME FROM OPERATIONS	62,197	45,009	44,798
INTEREST EXPENSE	26,946	26,215	26,130
INTEREST INCOME	(2,988)	(1,951)	(3,060)

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	38,239	20,745	21,728

PROVISION FOR INCOME TAXES	15,603	8,835	9,148

Income from Continuing operations	22,636	11,910	12,580

MINORITY INTEREST IN CONSOLIDATED SPECIAL PURPOSE ENTITY	445	—	—

DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF $381 in 2006	—	—	(707)

NET INCOME	$22,191	$11,910	$11,873

EARNINGS PER SHARE:
BASIC:
Income from continuing operations	$1.55	$.84	$.90
Loss from discontinued operations, net of tax	—	—	(.05)
Net income	$1.55	$.84	$.85

DILUTED:
Income from continuing operations	$1.51	$.82	$.89
Loss from discontinued operations, net of tax	—	—	(.05)
Net income	$1.51	$.82	$.84

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	14,298	14,149	13,918
DILUTED	14,698	14,480	14,059

COMPREHENSIVE INCOME (LOSS):
Net income	$22,191	$11,910	$11,873
Unrealized gain (loss) on derivative instruments, net of tax provision (benefit) of $324, $425 and ($75), respectively	584	612	(108)
Comprehensive income	$22,775	$12,522	$11,765

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional					Accumulated Other
		Par	Paid-In	Retained	Treasury Stock		Deferred	Comprehensive
	Shares	Value	Capital	Earnings	Shares	Cost	Compensation	Income(Loss)

BALANCES AT JANUARY 1, 2006	15,352,159	15	151,329	27,091	1,562,987	(12,573)	(990)	589

EXERCISE OF STOCK OPTIONS	165,531	1	1,830	—	—	—	—	—
INCOME TAX BENEFIT FROM STOCK OPTION EXERCISES	—	—	224	—	—	—	—	—
ADOPTION OF SFAS NO. 123R	—	—	(990)	—	—	—	990
OTHER COMPREHENSIVE INCOME	—	—	—	—	—	—	—	(108)
DEFERRED AND OTHER STOCK COMPENSATION	58,327	—	1,622	—	—	—	—	—
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	—	—	—	—	(22,593)	265	—	—
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	27,900	—	396	—	—	—	—	—
NET INCOME	—	—	—	11,873	—	—	—	—

BALANCES AT DECEMBER 31, 2006	15,603,917	16	154,411	38,964	1,540,394	(12,308)	—	481

ADOPTION OF FIN 48	—	—	—	253	—	—	—	—
EXERCISE OF STOCK OPTIONS AND WARRANTS	234,182	—	2,490	—	—	—	—	—
INCOME TAX BENEFIT FROM STOCK OPTION EXERCISES	—	—	355	—	—	—	—	—
OTHER COMPREHENSIVE INCOME	—	—	—	—	—	—	—	611
DEFERRED AND OTHER STOCK COMPENSATION	221,428	—	2,644	—	—	—	—	—
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	—	—	94	—	(25,348)	203	—	—
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	9,150	—	325	—	—	—	—	—
NET INCOME	—	—	—	11,910	—	—	—	—

BALANCES AT DECEMBER 31, 2007	16,068,677	16	160,319	51,127	1,515,046	(12,105)	—	1,092

EXERCISE OF STOCK OPTIONS	36,390	—	444	—	—	—	—	—
INCOME TAX BENEFIT FROM STOCK OPTION EXERCISES	—	—	140	—	—	—	—	—
OTHER COMPREHENSIVE INCOME	—	—	—	—	—	—	—	584
DEFERRED AND OTHER STOCK COMPENSATION	120,137	—	3,271	—	—	—	—	—
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	—	—	82	—	(8,883)	71	—	—
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	13,481	—	490	—	—	—	—	—
NET INCOME	—	—	—	22,191	—	—	—	—

BALANCES AT DECEMBER 31, 2008	16,238,685	$16	$164,746	$73,318	1,506,163	$(12,034)	$—	$1,676

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,191	$11,910	$11,873
Adjustments to reconcile net income to net cash provided by operating activities
Minority interest in consolidated special purpose entity	445	—	—
Impairment of long-lived assets	250	—	355
Depreciation	15,742	13,580	14,042
Amortization of intangibles and other assets	2,200	2,406	2,243
Amortization of deferred financing costs	2,728	1,552	1,772
Amortization of Senior Notes discount	184	184	184
Stock-based compensation	3,570	2,645	1,970
Provision for bad debts	2,741	2,063	2,702
Gain on derivative instruments	1,160	—	—
Loss/(gain) on sale of property and equipment	84	(190)	(119)
Deferred income taxes	1,458	397	3,216
Change in assets and liabilities, net of acquisitions:
Accounts receivable	614	(3,757)	(10,432)
Other restricted assets	(1,058)	(665)	976
Other assets	1,783	2,060	44
Accounts payable and accrued liabilities	7,771	(4,890)	780
Other liabilities	(2,884)	(51)	58
Net cash provided by operating activities	58,979	27,244	29,664

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(79,915)	(50,890)	(12,317)
Purchases of investment securities	—	(241,425)	(427,600)
Sales of investment securities	250	253,100	422,925
Facility acquisitions	—	(18,554)	—
Site acquisition	—	(5,053)	—
Proceeds from sale of property and equipment	846	375	2,892
Payments to restricted debt payment account, net	(2,901)	(2,084)	(3,367)
Net cash used in investing activities	(81,720)	(64,531)	(17,467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	49,000	30,000	—
Payments of MCF bonds	(11,400)	(10,500)	(9,700)
Payments of line of credit	(4,000)	—	—
Payments of capital lease obligations	(11)	(10)	(11)
Payments for debt issuance and other financing costs	—	(845)	—
Tax benefit of stock option exercises	140	355	224
Proceeds from exercise of stock options and warrants	597	2,786	2,096
Net cash (used in) provided by financing activities	34,326	21,786	(7,391)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,585	(15,501)	4,806
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,028	18,529	13,723
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,613	$3,028	$18,529

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid, net of capitalized interest of $2,886, $1,172 and $1,494, respectively	$18,596	$30,672	$25,317
Income taxes paid	$12,048	$7,613	$3,947

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in fair value of interest rate swap	$—	$(1,053)	$(908)
Purchases and additions to property and equipment included in accounts payable and accrued liabilities	3,409	4,156	—
Common stock issued for board of directors fees	490	325	396
Equipment additions under capital leases	—	—	56

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              DESCRIPTION OF THE BUSINESS

Cornell Companies, Inc. (collectively with its subsidiaries and consolidated special purpose entities, unless the context requires otherwise, “Cornell,” the “Company,” “we,” “us,” or “our,”) a Delaware corporation provides integrated development, design, construction and management of facilities to governmental agencies within three operating segments: (1) Adult Secure Services; (2) Abraxas Youth and Family Services and (3) Adult Community-Based Services.

2.              SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, our wholly-owned subsidiaries, and our activities relative to a financing of operating facilities. All significant intercompany balances and transactions have been eliminated. Minority interest in consolidated special purpose entities represents equity that other investors have contributed to the special purpose entities. Minority interest is adjusted for income and losses allocable to the owners of the special purpose entities. As the cumulative losses of the special purpose entity exceed the equity that is recorded as minority interest, the excess losses are recorded in our Statements of Operations and Comprehensive Income (Loss).

Cash and Cash Equivalents

We consider all highly liquid unrestricted investments with original maturities of three months or less to be cash equivalents. We invest our available cash balances in short term money market accounts, short term certificates of deposit and commercial paper.

Investment Securities

We had no investment securities at December 31, 2008. Our investment securities at December 31, 2007 consisted of certificates of deposit.

Our certificates of deposit which totaled approximately $0.3 million at December 31, 2007 earned interest at a rate of 3.80% at December 31, 2007.  They had original maturities of one year.

Our marketable securities were categorized as available-for-sale securities. Unrealized marketable securities gains and temporary losses were reflected as a net amount under the caption of accumulated other comprehensive income within the statement of stockholders’ equity. Realized gains and losses were recorded within the statement of income under the caption interest income or interest expense. For the purpose of computing realized gains and losses, cost was identified on a specific identification basis.

Contractual maturities of the underlying investment securities held at December 31, 2007 matured in less than one year.

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

At December 31, 2008 and 2007, other receivables include approximately $4.9 million and $5.1 million related to misappropriated escrow funds for the Southern Peaks Regional Treatment Center, which is fully reserved at December 31, 2008 and 2007.

The changes in allowance for doubtful accounts associated with trade accounts receivable for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Balance at beginning of period	$4,372	$3,644	$3,278
Provision for bad debts	2,741	2,063	2,702
Write-offs of uncollectible accounts	(2,841)	(1,335)	(2,336)
Balance at end of period	$4,272	$4,372	$3,644

Restricted Assets

Restricted assets at December 31, 2008 and 2007 include approximately $27.9 million and $25.0 million, respectively, of Municipal Correctional Finance, LP’s (“MCF”) restricted cash accounts. MCF’s restricted accounts primarily consist of a debt service fund used to segregate rental payment funds from us to MCF for MCF’s semi-annual debt service. MCF’s funds are typically invested in short term certificates of deposit, money market accounts and commercial paper. They will be used to fund a portion of MCF’s debt service due in the coming year.

At certain facilities, we maintain bank accounts for restricted cash belonging to facility residents, commissary operations and equipment replacement funds used in certain state programs. Restricted assets at December 31, 2008 and 2007 include approximately $3.4 million and $2.5 million, respectively, for these accounts. A corresponding liability for these obligations is included in accrued liabilities in the accompanying financial statements.

Property and Equipment

Property and equipment are recorded at cost. Ordinary maintenance and repair costs are expensed, while renewal and betterment costs are capitalized. Buildings and improvements are depreciated over their estimated useful lives of 30 to 50 years using the straight-line method. Prepaid facility use cost, which resulted from the July 1996 acquisition of the Big Spring Correctional Center and the December 1999 transfer of ownership of the Great Plains Correctional Facility to a leasehold interest, is being amortized over 50 years using the straight-line method. Furniture and equipment are depreciated over their estimated useful lives of 3 to 10 years using the straight-line method. Amortization of leasehold improvements (including those funded by landlord incentives or allowances) is recorded using the straight-line method based upon the shorter of the economic life of the asset or the term of the respective lease. Landlord incentives or allowances under operating leases are recorded as deferred rent and amortized as a reduction of rent expense over the lease term. See Note 4 to the consolidated financial statements for further details concerning our property and equipment balances at December 31, 2008 and 2007.

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

Capitalized Interest

We capitalize interest on facilities while under construction. Interest capitalized for the year ended December 31, 2008 was approximately $2.9 million and related to the expansion projects at the D. Ray James Prison and the Great Plains Correctional Facility. Interest capitalized for the year ended December 31, 2007 was approximately $1.2 million and related to the expansion projects at the Big Spring Correctional Center, the D. Ray James Prison and the Great Plains Correctional

Facility. Interest capitalized for the year ended December 31, 2006 was approximately $1.5 million and related to construction of the Moshannon Valley Correctional Center.

Debt Service Reserve Fund

The debt service reserve fund was established at the closing of MCF’s bond issuance and is to be used solely for MCF’s debt service to the extent that funds in MCF’s debt service accounts are insufficient. The debt service reserve fund is invested  principally in short term commercial instruments. See Note 11 to the consolidated financial statements.

Intangible Assets

We evaluate the carrying value of our existing intangibles (which are the result of prior acquisitions — both business facilities and operating contracts) for impairment annually. We have evaluated the carrying value of our existing intangibles and believe there has not been impairment to the carrying value of our existing intangibles as of December 31, 2008. See Note 5 to the consolidated financial statements for further details concerning our intangible assets.

Deferred Costs

Costs incurred related to obtaining debt financing are capitalized and amortized over the term of the related indebtedness. At December 31, 2008 and 2007, we had net deferred debt issuance costs of approximately $7.6 million and $8.6 million, respectively. In the year ended December 31, 2007 we incurred approximately $0.8 million in financing costs related to our Amended Credit Facility.

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

Business Concentration

Contracts with federal, state and local governmental agencies account for nearly all of our revenues. The loss of, or a significant decrease in, business from one or more of these governmental agencies could have a material adverse effect on our financial condition and results of operations. For the years ended December 31, 2008, 2007 and 2006, 34.2%, 32.6% and

29.1%, respectively, of our consolidated revenues were derived from contracts with the Federal Bureau of Prisons (“BOP”), the only customer constituting more than 10.0% of our revenues during each of these periods.

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

Stock-Based Compensation

We have an employee stock purchase plan (“ESPP”) under which employees can make contributions to purchase our common stock. Participation in the plan is elected annually by employees. The plan year begins on January 1st (the “Beginning Date”) and ends on December 31st (the “Ending Date”). For 2007, however, the plan year began April 1, 2007. Purchases of common stock are made at the end of the year using the lower of the fair market value on either the Beginning Date or Ending Date, less a 15% discount. Under SFAS No. 123R, our employee-stock purchase plan is considered to be a compensatory ESPP, and therefore, we recognize compensation expense over the requisite service period for grants made under the ESPP.

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

At December 31, 2007, 127,500 shares of restricted stock outstanding were subject to performance-based vesting criteria (32,500 of these restricted shares were considered market-based restricted stock under SFAS No. 123R). There were also 79,000 stock options outstanding subject to performance-based vesting criteria. We recognized $0.6 million of expense associated with these shares of restricted stock and stock options during the year ended December 31, 2007.

At December 31, 2008, 184,000 shares of restricted stock were outstanding subject to performance-based vesting criteria (32,500 of these restricted shares were considered market-based restricted stock under SFAS No. 123R). There were also 52,700 stock options outstanding subject to performance-based vesting criteria. We recognized $1.1 million of expense associated with these shares of restricted stock and stock options during the year ended December 31, 2008.

The amounts above relate to the impact of recognizing compensation expense related to stock options and restricted stock. Compensation expense related to stock options (52,700 shares) and restricted stock (151,500 shares) that vest based upon performance conditions is not recorded for such performance-based awards until it has been deemed probable that the related performance targets allowing the vesting of these options and restricted stock will be met. We are required to periodically re-assess the probability that these performance-based awards will vest and record expense at that point in time. During the year ended December 31, 2008 it was deemed probable that certain performance targets pertaining to certain restricted stock and stock options would be achieved by their vesting date. Accordingly, compensation expense of approximately $1.0 million was recognized in the year ended December 31, 2008 related to these performance-based awards.

We recognize expense for our stock-based compensation over the vesting period, which represents the period in which an employee is required to provide service in exchange for the award. We recognize compensation expense for stock-based awards immediately if the award has immediate vesting.

Assumptions

The fair values for the significant stock-based awards granted during the years ended December 31, 2008, 2007 and 2006 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December, 31
	2008	2007	2006

Risk-free rate of return	3.35%	4.56%	4.31%
Expected life of award	5.7 years	5.6 years	5 years
Expected dividend yield of stock	0%	0%	0%
Expected volatility of stock	38.74%	42.19%	45.48%
Weighted-average fair value	$9.46	$9.86	$6.24

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

In accordance with SAB 107, we generally considered the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during the periods noted (where appropriate).  For those grants during these periods wherein we had sufficient historical or impartial data to better estimate the expected term, we have done so.

Stock-based award activity during the year ended December 31, 2008 was as follows (aggregate intrinsic value in millions):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	739,056	$12.25	5.0	$9.1
Granted	158,000
Exercised	(164,661)
Forfeited or canceled	(78,648)

Outstanding at December 31, 2006	653,747	12.87	6.1	$8.4
Granted	72,950
Exercised	(161,590)
Forfeited or canceled	(74,265)

Outstanding at December 31, 2007	490,842	14.19	7.3	$7.0
Granted	45,000	22.68
Exercised	(36,390)	12.20
Forfeited or canceled	(13,753)	17.73

Outstanding at December 31, 2008	485,699	$15.03	6.5	$7.3

Vested and expected to vest at December 31, 2008	477,218	$14.93	6.5	$6.9

Exercisable at December 31, 2008	390,581	$14.77	6.3	$5.8

The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $0.5 million, $1.5 million and $0.6 million, respectively. Net cash proceeds from the exercise of stock options were approximately $0.4 million, $2.5 million and $2.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, approximately $0.2 million of estimated expense with respect to nonvested stock-based awards had yet to be recognized and will be amortized into expense over the employee’s estimated remaining weighted average service period of approximately 7.9 months.

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2008.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 3.75 to $10.00	20,855	2.6	$5.90	20,855	$5.90
10.01 to 13.50	156,519	5.6	12.82	143,576	12.81
13.51 to 14.50	193,500	6.7	13.95	135,000	13.87
14.51 to 25.00	114,825	8.2	21.52	91,150	21.21
	485,699	6.5	$15.03	390,581	$14.77

Stock-based award activity for nonvested awards during the year ended December 31, 2008 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2005	362,669	$13.14
Granted	158,000	14.02
Vested	(191,919)	13.43
Canceled	(8,093)	13.16

Nonvested at December 31, 2006	320,657	13.40
Granted	72,950	21.40
Vested	(101,683)	15.68
Canceled	(74,265)	13.48

Nonvested at December 31, 2007	217,659	14.99
Granted	45,000	22.68
Vested	(153,788)	16.32
Canceled	(13,753)	17.73

Nonvested at December 31, 2008	95,118	$16.09

Restricted Stock

We have previously issued restricted stock under certain employment agreements and stock incentive plans which vests either over a specific period of time, generally three to five years, or which will vest subject to certain market or performance conditions.  During the year ended December 31, 2008, we issued restricted stock as part of our normal equity awards under our 2006 Equity Incentive Plan.  These shares of restricted common stock are subject to restrictions on transfer and certain conditions to vesting.

Restricted stock activity for the year ended December 31, 2008 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2005	111,673	$12.37
Granted	—	—
Vested	(15,676)	17.15
Canceled	(10,997)	17.15

Nonvested at December 31, 2006	85,000	10.87
Granted	287,000	22.30
Vested	(5,000)	21.33
Canceled	(64,000)	9.80

Nonvested at December 31, 2007	303,000	21.75
Granted	161,000	22.38
Vested	(33,876)	16.77
Canceled	(27,000)	21.47

Nonvested at December 31, 2008	403,124	$22.44

We recognized $1.5 million of expense associated with nonvested time-based restricted stock awards during the year ended December 31, 2008.  As of December 31, 2008, approximately $3.0 million of estimated expense with respect to nonvested time-based restricted stock awards had yet to be recognized and will be amortized over a weighted average period of 2.3 years. Approximately $3.1 million of estimated expense with respect to nonvested performance-based restricted stock option awards had yet to be recognized as of December 31, 2008.

Income Taxes

We utilize the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates. In providing for deferred taxes, we consider current tax regulations, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of tax assets and liabilities may occur. See Note 7 to the consolidated financial statements.

Earnings Per Share

Basic earnings per share (EPS) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution from common stock equivalents such as stock options and warrants. For the year ended December 31, 2008, there were 64,200 shares ($23.24 average price) of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.  For the year ended December 31, 2007, there were 19,200 shares ($24.56 average price) of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. For the year ended December 31, 2006, there were no anti-dilutive shares.

The following table summarizes the calculation of income (loss) and the weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Income from continuing operations	$22,191	$11,910	$12,580
Loss from discontinued operations, net of tax	—	—	(707)
Net income	$22,191	$11,910	$11,873

Weighted average common shares outstanding	14,298	14,149	13,918
Weighted average common share equivalents outstanding	400	331	141

Weighted average common shares and common share equivalents outstanding	14,698	14,480	14,059

Basic income (loss) per share:
Income from continuing operations	$1.55	$.84	$.90
Loss from discontinued operations, net of tax	—	—	(.05)
Net income	$1.55	$.84	$.85

Diluted income (loss) per share:
Income from continuing operations	$1.51	$.82	$.89
Loss from discontinued operations, net of tax	—	—	(.05)
Net income	$1.51	$.82	$.84

Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, investment securities, accounts receivable and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At December 31, 2008, the carrying amount of consolidated debt was $320.5 million, and the estimated fair value was $308.0 million. At December 31, 2007, the carrying amount was $286.7 million, and the estimated fair value was $303.2 million. The estimated fair value of long-term debt is based primarily on quoted market prices or discounted cash flow analysis for the same or similar issues.

Derivative Instruments

Derivatives are recognized at fair value in the consolidated balance sheet.  For derivatives designated as hedging the exposure to changes in fair value of an asset or liability, the gain or loss is recognized in earnings together with the offsetting gain or loss on the hedged item.  For derivatives designated as hedging the exposure of variable cash flows, the effective portion is reported in other comprehensive income and subsequently reclassified to earnings when the forecasted transaction affects earnings.  For derivatives not designated or de-designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require that we make certain estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. We evaluate our estimates on an on-going basis, based on historical experience and on various other assumptions that we believe to be reasonable based on the information available. Actual results could differ from these estimates under different assumptions or conditions. The significant estimates that we make in the accompanying consolidated financial statements include the allowance for doubtful accounts, accruals for insurance and legal claims, accruals for compensated employee absences, valuation allowance for deferred tax accounts, the realizability of long-lived tangible and intangible assets and the fair value of financial instruments.

Reclassifications

Certain reclassifications have been made to the prior period financial statements contained herein to conform to current year presentation. The impairment charge of $0.4 million in the year ended December 31, 2006 was reclassed to operating expenses in the accompanying Consolidated Statements of Income and Comprehensive Income (Loss).

3.     NEW ACCOUNTING PRONOUNCEMENTS

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

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement.  The following table summarizes the valuation of our financial assets and liabilities by pricing levels, as defined by the provisions of SFAS No. 157, as of December 31, 2008:

	Fair Value as of December 31, 2008 (in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Cash and Cash Equivalents	$14,613	$—	$—	$14,613
Corporate Bonds	—	10,286	—	10,286
Money Market Funds	—	41,402	—	41,402

The corporate bonds and money market funds are carried in debt service fund and other restricted assets and the debt service reserve fund in the accompanying balance sheet. The derivative instrument was carried in other long term liabilities in the accompany balance sheet. The derivative instrument was determined to have no fair value at December 31, 2008. See Note 11 to the consolidated financial statements.

SFAS No. 157 requires a reconciliation of the beginning and ending balances for fair value measurements using Level 3 inputs. The table below sets forth a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2008 (in thousands):

Derivative instruments as of December 31, 2007	$2,151
Change in fair value	(2,151)
Derivative instruments as of December 31, 2008	$—

The counterparty to our derivative became insolvent in 2008. We did not record an asset due to the insolvency.

FASB Staff Position SFAS No. 157-3

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”).  This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.  We applied this FSP to financial assets measured at fair value on a recurring basis at December 31, 2008. The adoption of FSP SFAS 157-3 did not have a significant impact on our consolidated financial position, results of operations or cash flows.”

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

FASB Staff Position No. EITF 03-6-1

This FASB Staff Position (“FSP”) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in FASB Statement No. 128, “Earnings Per Share”.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and the interim periods within those years.  All prior-period EPS data will have to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP.  Early application is not permitted.  We do not expect this FSP to have a significant impact on our earnings per share.

4.              PROPERTY AND EQUIPMENT

Property and equipment were as follows (in thousands):

	December 31,
	2008	2007

Land	$43,005	$38,763
Prepaid facility use	71,323	71,323
Buildings and improvements	353,093	284,041
Furniture and equipment	39,514	33,954
Construction in progress	41,154	38,261
Sub-total	548,089	466,342
Accumulated depreciation and amortization	(97,735)	(82,390)
Total property and equipment	$450,354	$383,952

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

We review our long-lived assets for impairment at least annually or when changes in circumstances or a triggering event indicates that the carrying amount of the asset may not be recoverable in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets to be held and used recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and the fair value of the asset.  Assets to be disposed of by sale are recorded at the lower of their carrying amount or fair value less estimated selling costs. We estimate fair value based upon the best information available, which may include expected future discounted cash flows to be produced by the asset and/or available market prices. Factors that significantly influence estimated future discounted cash flows include the periods and levels of occupancy for the facility, expected per diem or reimbursement rates, assumptions regarding the levels of staffing, services and future operating and capital expenditures necessary to generate forecasted revenues, related costs for these activities and future rate of increases or decreases associated with these factors. We also consider the results of any appraisals on the properties when assessing fair value. These estimates may be highly subjective, particularly in circumstances where there is no current operating contract in place and changes in the assumptions and estimates could result in the recognition of impairment charges. The most subjective estimates made in this analysis for 2008 relate to Cornell Abraxas 1 and the Hector Garza Residential Treatment Center. The most subjective estimates made in this analysis for 2007 relate to the Regional Correctional Center and the Hector Garza Residential Treatment Center.  We may be required to record an impairment charge in the future if we are unable to successfully negotiate a replacement contract on any of our facilities for which we currently have an operating contract. Given the nature of the evaluation of future cash flows and the application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions.

In conjunction with our review of certain of our long-lived assets based on estimated market values associated with these assets, we determined that our carrying value for a currently vacant site of land was not fully recoverable and exceeded its fair value and, as a result, we recorded an impairment charge of $0.3 million in the year ended December 31, 2008 (none in the year ended December 31, 2007).  This charge is reflected in operating expenses in the accompanying financial statements. In conjunction with our review of our long-lived assets based on forecasted operating and cash flow losses associated with these assets at December 31, 2006, we determined that our carrying value for two of our adult community-based facilities was not fully recoverable and exceeded their fair value and, as a result, we recorded an impairment charge of $0.4 million in the year ended December 31, 2006. This charge is reflected in operating expenses in the accompanying financial statements.

5.              INTANGIBLE ASSETS

Intangible assets at December 31, 2008 and 2007 consisted of the following (in thousands):

	December 31,
	2008	2007
Non-compete agreements	$8,200	$9,040
Accumulated amortization — non-compete agreements	(7,595)	(7,541)
Acquired contract value	6,240	6,442
Accumulated amortization — acquired contract value	(4,525)	(3,421)
Identified intangibles, net	2,320	4,520
Goodwill, net	13,308	13,355
Total intangibles, net	$15,628	$17,875

The changes in the carrying amount of goodwill for the year ended December 31, 2008 are as follows (in thousands):

	Adult Secure	Abraxas Youth and Family	Adult Community-Based	Total

Balance as of December 31, 2006	$2,902	$1,060	$8,377	$12,339
Reduction to goodwill	—	—	1,016	1,016
Balance as of December 31, 2007	2,902	1,060	9,393	13,355
Reduction to goodwill	—	—	(47)	(47)
Balance as of December 31, 2008	$2,902	$1,060	$9,346	$13,308

In 2008, we recorded a reduction to goodwill as a result of the final release of amounts previously placed in escrow related to the acquisition of Correctional Systems, Inc. (“CSI”) in April 2005.  At December 31, 2008, we believe that there is no impairment to our existing goodwill.

Amortization expense for our acquired contract value was approximately $1.1 million in each of the years ended December 31, 2008, 2007 and 2006. Amortization expense for our acquired contract value is expected to be approximately $1.1 million for the year ended December 31, 2009 and approximately $0.6 million for the year ended December 31, 2010.

Amortization expense for our non-compete agreements was approximately $0.8 million, $1.3 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense for our non-compete agreements is expected to be approximately $0.6 million in the year ended December 31, 2009.

6.              ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2008	2007

Accounts payable	$21,754	$20,321
Accrued compensation	10,242	9,837
Accrued interest payable	11,329	5,707
Accrued taxes payable	6,680	3,926
Accrued insurance	8,003	7,779
Accrued legal	5,197	5,306
Resident funds	3,538	2,598
Other	2,350	2,028
Total accounts payable and accrued liabilities	$69,093	$57,502

7.              INCOME TAXES

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

The Company adopted the provisions of FIN 48 effective January 1, 2007.  As a result of our adoption of FIN 48, we recorded a cumulative effect adjustment of approximately $0.3 million which increased retained earnings at January 1, 2007.  As of December 31, 2007 and December 31, 2008, we had unrecognized tax benefits in the amount of $3.0 million and $2.5 million, respectively. If these unrecognized tax benefits were recognized in future periods, approximately $0.8 million and $0.9 million would reduce our income tax expense and our effective tax rate for the years ended December 31, 2007 and  2008, respectively.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$2,948
Additions based on tax positions related to current year	569
Additions for tax positions in prior year	4
Reductions for tax positions in prior year	—
Lapse in Statutes of Limitations	(503)
Balance at December 31, 2007	$3,018
Additions based on tax positions related to current year	521
Additions for tax positions in prior year	23
Reductions for tax positions in prior year	—
Lapse in Statutes of Limitations	(1,094)
Balance at December 31, 2008	$2,468

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the accompanying Consolidated Statements of Income and Comprehensive Income and totaled approximately $0.1 million in the year ended December 31, 2007 and ($0.1) million in the year ended December 31, 2008.  Accrued interest and penalties were approximately $0.3 million and $0.2 million at December 31, 2007 and 2008, respectively.

We are subject to income tax in the United States and many of the individual states we operate in.  We currently have significant operations in Texas, California and Pennsylvania.  State income tax returns are generally subject to examination for a period of three to five years after filing.  The state impact of any changes made to the federal return remains subject to examination by various states for a period up to one year after formal notification to the state.  We are open to United States Federal Income Tax examinations for the tax years December 31, 2005 through December 2007. The 2006 federal income tax return is currently under audit by the Internal Revenue Service.  We expect the audit to close within the next 12 months.

We do not anticipate a significant change in the balance of our unrecognized tax benefits within the next 12 months.

The following is an analysis of our deferred tax assets and liabilities (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Accrued liabilities and allowances	$10,582	$8,535
State operating loss carryforwords	3,005	2,088
Deferred compensation	2,276	1,176
Other	157	1,878
Total deferred tax assets	16,020	13,677

Deferred tax liabilities:
Property and equipment	18,769	15,531
Prepaid expenses	917	832
Other	1,155	749
Total deferred tax liabilities	20,841	17,112

Valuation allowance	(3,005)	(2,088)

Net deferred tax liability	$7,826	$5,523

As of December 31, 2008, we have net operating losses for state income taxes of approximately $34.4 million. Our tax returns are subject to periodic audit by the various jurisdictions in which we operate. These audits, including those currently underway, can result in adjustments of taxes due or adjustments of the NOLs which are available to offset future taxable income.

Valuation allowances of $3.0 million have been established for uncertainties in realizing the benefit of certain state income tax loss carryforwards. For the years ended December 31, 2008, 2007 and 2006, changes in our state operating loss carryforwards (decreased)/increased our valuation allowance by $0.9 million, ($0.4) million and $0.3 million, respectively. In assessing the realizability of carryforwards, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance will be adjusted in the periods that we determine it is more likely than not that deferred tax assets will or will not be realized.

The components of our income tax provision were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Federal current provision	$11,200	$6,213	$4,332
State current provision	2,947	1,276	1,617
Total current provision	14,147	7,489	5,949

Federal deferred provision	1,250	1,034	3,114
State deferred provision	206	312	85
Total deferred provision	1,456	1,346	3,199

Total provision from continuing operations	$15,603	$8,835	$9,148

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

The following is a reconciliation of income taxes at the statutory federal income tax rate of 35% to the income tax provision recorded by us (in thousands):

	Year Ended December 31,
	2008	2007	2006

Computed taxes at statutory rate	$13,384	$7,263	$7,602
State income taxes, net of federal benefit	2,046	1,109	1,042
Other	173	463	504
	$15,603	$8,835	$9,148

8.              CREDIT FACILITIES

Our long-term debt consisted of the following (in thousands):

	December 31,
	2008	2007
Debt of Cornell Companies, Inc.:
Senior Notes, unsecured, due July 2012 with an interest rate of 10.75%, net of discount	$111,356	$111,172
Revolving Line of Credit due December 2011 with an interest rate of LIBOR plus 1.50% to 2.25% or prime plus 0.00% to 0.75% (the “Amended Credit Facility”)	75,000	30,000
Capital lease obligations	26	37
Subtotal	186,382	141,209

Debt of Special Purpose Entities:
8.47% Bonds due 2016	134,100	145,500

Total consolidated debt	320,482	286,709

Less: current maturities	(12,412)	(11,411)

Consolidated long-term debt	$308,070	$275,298

Long-Term Credit Facilities.   Our Amended Credit Facility provides for borrowings up to $100.0 million (including letters of credit), matures in December 2011 and bears interest, at our election depending on our total leverage ratio, at either the LIBOR rate plus a margin ranging from 1.50% to 2.25%, or a rate which ranges from 0.00% to 0.75% above the applicable prime rate. The available commitment under our Amended Credit Facility was approximately $10.1 million at December 31, 2008.  We had outstanding borrowings under our Amended Credit Facility of $75.0 million and we had outstanding letters of credit of approximately $14.9 million at December 31, 2008.  Subject to certain requirements, we have the right to increase the commitments under our Amended Credit Facility up to $150.0 million, although the indenture for our Senior Notes limits our ability, subject to certain conditions, to expand the Amended Credit Facility beyond $100.0 million.  We can provide no assurance that all of the banks that have made commitments to us under our Amended Credit Facility would be willing to participate in an expansion to the Amended Credit Facility should we desire to do so.  The Amended Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. The Amended Credit Facility is not secured by the assets of MCF, a special purpose entity. Our Amended Credit Facility contains commonly used covenants including compliance with laws and limitations on certain financing transactions and mergers and also includes various financial covenants.  We believe the most restrictive covenant under our Amended Credit Facility is the fixed charge coverage ratio.  At December 31, 2008, we were in compliance with all of our debt financial covenants.

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

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate.  The terms of the interest rate swap contract and the underlying debt instrument were identical.  The swap agreement was designated as a fair value hedge.  The swap had a notional amount of $84.0 million and matured in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, we paid, on a semi-annual basis (each January 1 and July 1), a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and received a fixed-rate interest of 10.75%. For the three and nine months ended September 30, 2007, we recorded interest expense related to this interest rate swap of approximately $0.1 million and $0.2 million, respectively. The swap agreement was marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes.  The carrying value of the Senior Notes as of this date was adjusted accordingly by the same amount. Because the swap agreement was an effective fair-value hedge, there was no effect on our results of operations from the mark-to-market adjustment as long as the swap was in effect. In October 2007, we terminated the swap agreement. We received approximately $0.2 million in conjunction with the termination, which is being amortized over the remaining term of the Senior Notes.

Scheduled maturities of our consolidated long-term debt are as follows (in thousands):

	Cornell Companies, Inc.	MCF	Consolidated

For the year ending December 31,
2009	$12	$12,400	$12,412
2010	12	13,400	13,412
2011	75,002	14,600	89,602
2012	112,000	15,800	127,800
Thereafter	—	77,900	77,900
Total	$187,026	$134,100	$321,126

9.     COMMITMENTS AND CONTINGENCIES

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

Operating Leases

We lease office space, certain facilities and furniture and equipment under long-term operating leases. Rent expense for all operating leases for the years ended December 31, 2008, 2007 and 2006 was approximately $10.2 million, $10.4 million and $11.5 million, respectively.

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

As of December 31, 2008, we had the following rental commitments under noncancelable operating leases (in thousands):

For the year ending December 31,
2009	$7,598
2010	5,428
2011	11,234
2012	10,978
Thereafter	85,398
Total	$120,636

The following schedule shows the composition of total rental expense for all operating leases (in thousands):

	Year Ended December 31,
	2008	2007	2006
Minimum rentals	$9,708	$9,911	$11,107
Contingent rentals	449	458	426
Less: sublease rentals	(221)	(246)	(232)
Total	$9,936	$10,123	$11,301

401(k) Plan

We have a defined contribution 401(k) plan. Our matching contribution currently represents 50% of a participant’s contribution, up to the first 6% of the participant’s salary. We recorded contribution expense of approximately $1.7 million, $1.3 million and $1.2 million for each of the years ended December 31, 2008, 2007 and 2006, respectively.

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

 Valencia County Detention Center

In April 2007, a lawsuit was filed against the Company in the Federal District Court in Albuquerque, New Mexico, by Joe Torres and Eufrasio Armijo, who each alleged that he was strip searched at the Valencia County Detention Center (“VCDC”) in New Mexico in violation of his federal rights under the Fourth, Fourteenth and Eighth amendments to the U.S. Constitution.  The claimants also alleged violation of their rights under state law and sought to bring the case as a class action on behalf of themselves and all detainees at VCDC during the applicable statutes of limitation.  The plaintiffs sought damages and declaratory and injunctive relief.  Valencia County is also a named defendant in the case and operated the VCDC for a significantly greater portion of the period covered by the lawsuit.

In December 2008, the parties agreed to a proposed stipulation of settlement and the Court has preliminarily approved the settlement.  The settlement amount under the terms of the agreement is $3.3 million.  Cornell’s portion of the stipulated settlement, based on the number of inmates housed at VCDC during the time Cornell operated the facility in comparison to the number of inmates housed at the facility during the time Valencia County operated the facility, is $1.2 million and was funded principally through our general liability and professional liability coverage.

In the year ended December 31, 2007, we previously provided insurance reserves for this matter (as part of our regular review of reported and unreported claims) totaling approximately $0.5 million.  During the fourth quarter of 2008, we recorded an additional settlement charge of approximately $0.7 million and the related reimbursement from our general liability and professional liability insurance.  The charge and reimbursement were recognized in general and administrative expenses for the year ended December 31, 2008.  The reimbursement was funded by the insurance carrier in the first quarter of 2009 into a settlement account, where it will remain until payments are made to the settlement class members.   The Court granted preliminary approval of the settlement in the first quarter of 2009, and the claims administration process is underway.  We expect the claims administration process to be completed and the final court approval of the settlement in the fourth quarter of 2009.

Shareholder Lawsuits

On October 19, 2006, a purported class action complaint was filed in the District Court of Harris County, Texas, 269th Judicial District (No. 2006-67413) by Ted Kinbergy, an alleged stockholder of Cornell. The complaint names as defendants Cornell and each member of the board of directors at the time of the suit, as well as Veritas Capital Fund III, L.P. (“Veritas”). The complaint alleges, among other things, that (i) the defendants have breached fiduciary duties they assertedly owed to our stockholders in connection with our entering into the Agreement and Plan of Merger, dated as of October 6, 2006, with Veritas, Cornell Holding Corp., and CCI Acquisition Corp., and (ii) the merger consideration is unfair and inadequate. The plaintiffs sought, among other things, an injunction against the consummation of the merger. The proposed merger was rejected at a special meeting of our stockholders held on January 23, 2007. Consequently, we believe the case is moot and expect the plaintiffs to seek dismissal of their claims accompanied by a request for legal fees that may be owed.  We do not expect the resolution of this matter to have a material adverse effect on our financial condition, results of operations or cash flows.

Settlement of Claim

On December 12, 2008, we settled a lawsuit the Company had filed in the United States District Court for the Eastern District of Pennsylvania against the Borough of New Morgan (the “Borough”), New Morgan Borough Council and certain individual council members. The lawsuit involved the operation of the Company’s Abraxas Academy in New Morgan, Pennsylvania and a sewage treatment facility that is owned by the Borough.

In connection with the settlement, all claims have been terminated and finally settled, including those concerning the operation and occupancy of the facility and the sewage treatment plant. Neither party has admitted liability for any claim or contention made by the other party. The Company received $1.55 million from the Borough and agreed to pay the Borough unpaid sewage treatment bills in the amount of $0.2 million through September 30, 2008.  The $1.55 million settlement is reflected in operating expenses in the accompanying financial statements.

Other

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

While the outcome of such other matters cannot be predicted with certainty, based on the information known to date, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial condition, but could be material to operating results or cash flows for a particular reporting period.

10.  STOCKHOLDERS’ EQUITY

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

In conjunction with the issuance of subordinated notes in July 2000 (which are no longer outstanding), we issued warrants to purchase 290,370 shares of the common stock at an exercise price of $6.70. We recognized the fair value of these warrants of $1.1 million as additional paid-in capital. The warrants could only be exercised by payment of the exercise price in cash to us, by cancellation of an amount of warrants equal to the fair market value of the exercise price, or by the cancellation of our indebtedness owed to the warrant holder. During 2001, 168,292 shares of our common stock were issued in conjunction with the exercise and cancellation of 217,778 warrants. At December 31, 2006, 72,592 warrants were outstanding.  During 2007, all 72,592 warrants were exercised and canceled.

For a summary of the status of our various option plans at December 31, 2007, see Note 2 to the consolidated financial statements.

Treasury Stock

We did not repurchase any of our common stock in the years ended December 31, 2008 and 2007. Under the terms of our Senior Notes and our Amended Credit Facility, we can purchase shares of our stock subject to certain cumulative restrictions.

Employee Stock Purchase Plan

We have an employee stock purchase plan under which employees can make contributions to purchase our common stock. Participation in the plan is elected annually by employees. The plan year begins each January 1st (the “Exercise Date”) and ends on December 31st (the “Ending Date”). For 2007, however, the plan year began April 1, 2007. Purchases of common stock are made at the end of the year using the lower of the fair market value on either the Beginning Date or Ending Date, less a 15.0% discount. For the years ended December 31, 2008, 2007 and 2006, employee contributions of approximately $0.1 million, $0.2 million and $0.3 million were used to purchase 8,883, 25,348 and 22,593, respectively, of our common stock.

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

11.  DERIVATIVE FINANCIAL INSTRUMENTS AND GUARANTEES

Debt Service Reserve Fund and Debt Service Fund

In August 2001, MCF completed a bond offering to finance the 2001 Sale and Leaseback Transaction (in which we sold eleven facilities (as identified in Item 1 of this report) to MCF. In connection with this bond offering, two reserve fund accounts were established by MCF pursuant to the terms of the indenture: (1) MCF’s Debt Service Reserve Fund, aggregating $23.8 million at December 31, 2008, was established to make payments on MCF’s outstanding bonds in the event we (as lessee) should fail to make the scheduled rental payments to MCF and (2) MCF’s Debt Service Fund, aggregating $27.9 million at December 31, 2008, was established to accumulate the monthly lease payments that MCF receives from us until such funds are used to pay MCF’s semi-annual bond interest and annual bond principal payments. These reserve funds are typically invested in short-term money markets and commercial paper. Both reserve fund accounts are subject to the agreements with the MCF Equity Investors (Lehman Brothers, Inc. (“Lehman”)) whereby guaranteed rates of return of 3.0% and 5.08%, respectively, are provided for in the balance of the Debt Service Reserve Fund and the Debt Service Fund. The guaranteed rates of return are characterized as cash flow hedge derivative instruments. At inception, the derivatives had an aggregate fair value of $4.0 million, which has been recorded as a decrease to the equity investment in MCF made by the MCF Equity Investors (MCF minority interest) and as a liability in our Consolidated Balance Sheets. Changes in the fair value of the derivative instruments were recorded as an adjustment to other long-term liabilities and reported as other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Income (Loss). Due to the bankruptcy of Lehman in 2008, the derivative instrument no longer qualified as a hedge and was de-designated. Amounts included in accumulated other comprehensive income are reclassified into earnings during the same periods in which interest is earned on the debt service funds. Changes in the fair value of this derivative after de-designation are recorded into earnings. At December 31, 2008, the fair value was deemed to be zero, and the change in fair value of $1.2 million was credited to interest income.

In connection with MCF’s bond offering, Lehman also provided a guarantee of the Debt Service Reserve Fund if a bankruptcy of the Company were to occur and a trustee for the estate of the Company were to include the Debt Service Reserve Fund as an asset of the Company’s estate. This guarantee was characterized as an insurance contract and its fair value was being amortized to expense over the life of the debt. Due to the bankruptcy of Lehman in 2008, the full carrying value of the guarantee was determined to be unrecoverable.  Accordingly, we recorded a charge of $1.3 million in the year ended December 31, 2008. This charge is included in interest expense in the accompanying consolidated financial statements.

12.  RELATED PARTY TRANSACTIONS

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

We also entered into a non-compete agreement with Mr. Cornell.  The non-compete agreement has a term of 10 years and required us to pay a monthly fee of $10,000 for the seven-year initial term of the consulting agreement.  We capitalize the monthly payments and amortize the amounts over the 10-year term of the non-compete agreement. Due to his death in December 2008, the remaining unamortized balance was written-off. We recognized amortization expense related to this agreement of approximately $84,000 for each of the years ended December 31, 2008, 2007 and 2006.

We maintained a life insurance policy for Mr. Cornell and made payments related to this policy of approximately $0.2 million for each of the years ended December 31, 2008, 2007 and 2006. As a result of Mr. Cornell’s death in December 2008, we received a return of cash premiums previously paid of approximately $2.0 million in December 2008.

Total payments made for the above to Mr. Cornell were $0.06 million and $0.5 million for the years ended December 31, 2007 and 2006, respectively. No payments were made to Mr. Cornell in the year ended December 31, 2008.

We entered into a consulting agreement with a former director, Arlene Lissner, which expired in December 2008.  Services rendered under this agreement include research and analysis for various topics including data collection, support and training for program development; performance-based contractual requirements and performance-improvement processes, accreditations and regulatory requirements.  Payments under this agreement totaled $0.3 million for each of the years ended December 31, 2008, 2007 and 2006.  The agreement concluded in 2008 and was not renewed.

13.   TERMINATED MERGER AGREEMENT

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

14.  DISCONTINUED OPERATIONS

        We classify as discontinued operations those components of our business that we hold for sale or that have been disposed and have cash flows that are clearly distinguishable operationally and for financial reporting purposes from the rest of our operations. For those components, we have no significant continuing involvement after completion of disposal and their operations are eliminated from our ongoing operations. During the year ended December 31, 2005, we classified certain components as discontinued operations as the result of a management decision to close certain facilities. Notifications were made to the required contracting entities regarding the termination of the related programs. At December 31, 2008 and 2007, we did not have any significant net property and equipment balances pertaining to these former operations. There were no revenues generated by these discontinued operations in the years ended December 31, 2008, 2007 and 2006.

15.  SEGMENT DISCLOSURE

Our three operating divisions are our reportable segments. The Adult Secure Services segment consists of the operations of secure adult incarceration facilities. The Abraxas Youth and Family Services segment consists of providing residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of 10 and 18 who have either been adjudicated or suffer from behavioral problems. The Adult Community-Based Services segment consists of providing pre-release and halfway house programs for adult offenders who are either on probation or serving the last three to six-months of their sentences on parole and preparing for re-entry into society at large as well as community-based treatment and education programs as an alternative to incarceration. All of our customers and long-lived assets are located in the United States of America. The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 2 to the consolidated financial statements. Intangible assets are not included in each segment’s reportable assets, and the amortization of intangible assets is not included in the determination of a segment’s operating income. We evaluate performance based on income or loss from operations before general and administrative expenses, incentive bonuses, amortization of intangibles, interest and income taxes. Corporate and other assets are comprised primarily of cash, investment securities available for sale, accounts receivable, debt service fund, deposits, property and equipment, deferred taxes, deferred costs and other assets. Corporate and other expense from operations primarily consists of depreciation and amortization on the corporate office facilities and equipment and specific general and administrative charges pertaining to corporate personnel (including the $1.85 million legal settlement received in the third quarter of 2007) and is presented separately as such charges cannot be readily identified for allocation to a particular segment.

The only significant non-cash items reported in the respective segments’ income from operations is depreciation and amortization (excluding intangibles) and impairment of long-lived assets (in thousands).

	Year Ended December 31,
	2008	2007	2006

Revenue:
Adult secure services	$209,283	$183,199	$178,795
Abraxas youth and family services	107,278	109,297	115,765
Adult community-based services	70,163	68,108	66,295
Total revenue	$386,724	$360,604	$360,855

Pre-opening and start-up expenses:
Adult secure services	$—	$—	$2,657
Abraxas youth and family services	—	—	—
Adult community-based services	—	—	—
Total pre-opening and start-up expenses	$—	$—	$2,657

Depreciation and amortization:
Adult secure services	$10,504	$8,570	$8,008
Abraxas youth and family services	2,866	2,736	3,118
Adult community-based services	1,535	1,525	1,892
Amortization of intangibles	2,200	2,407	2,243
Corporate and other	838	748	1,024
Total depreciation and amortization	$17,943	$15,986	$16,285

Income from operations:
Adult secure services	$63,170	$44,096	$44,849
Abraxas youth and family services	8,829	13,069	12,574
Adult community-based services	19,191	16,511	12,362
Subtotal	91,190	73,676	69,785
General and administrative expenses	(25,954)	(25,499)	(21,720)
Amortization of intangibles	(2,200)	(2,406)	(2,243)
Corporate and other	(839)	(762)	(1,024)
Total income from operations	$62,197	$45,009	$44,798

Loss on discontinued operations, net of tax:
Adult secure services	$—	$—	$—
Abraxas youth and family services	—	—	(706)
Adult community-based services	—	—	(1)
Total loss on discontinued operations, net of tax	$—	$—	$(707)

Capital expenditures:
Adult secure services	$76,703	$48,538	$9,811
Abraxas youth and family services	1,808	1,351	1,182
Adult community-based services	956	310	749
Corporate and other	448	691	575
Total capital expenditures	$79,915	$50,890	$12,317

Assets:
Adult secure services	$358,406	$290,930	$233,670
Abraxas youth and family services	105,991	109,478	100,366
Adult community-based services	60,170	63,008	63,105
Intangible assets, net	15,628	17,875	19,265
Corporate and other	96,726	81,496	107,127
Total assets	$636,921	$562,287	$523,533

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

Condensed Consolidating Balance Sheet as of December 31, 2008 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$14,291	$265	$57	$—	$14,613
Accounts receivable	2,045	66,921	422	—	69,388
Restricted assets	—	3,432	27,938	—	31,370
Prepaids and other	13,875	1,644	—	—	15,519
Total current assets	30,211	72,262	28,417	—	130,890
Property and equipment, net	101	312,446	141,975	(4,168)	450,354
Other assets:
Debt service reserve fund	—	—	23,750	—	23,750
Deferred costs and other	60,322	23,267	5,367	(57,029)	31,927
Investment in subsidiaries	73,197	1,856	—	(75,053)	—
Total assets	$163,831	409,831	$199,509	(136,250)	$636,921

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$48,373	$15,515	$4,883	$322	$69,093
Current portion of long-term debt	—	12	12,400	—	12,412
Total current liabilities	48,373	15,527	17,283	322	81,505
Long-term debt, net of current portion	186,356	14	121,700	—	308,070
Deferred tax liabilities	16,246	94	—	1,151	17,491
Other long-term liabilities	5,851	113	56,733	(61,009)	1,688
Intercompany	(320,717)	320,722	—	(5)	—
Total liabilities	(63,891)	336,470	195,716	(59,541)	408,754
Minority interest	—	—	—	445	445
Stockholders’ equity	227,722	73,361	3,793	(77,154)	227,722
Total liabilities and stockholders’ equity	$163,831	$409,831	$199,509	$(136,250)	$636,921

Condensed Consolidating Balance Sheet as of December 31, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,565	$408	$55	$—	$3,028
Investment securities	250	—	—	—	250
Accounts receivable	1,814	70,495	679	—	72,988
Restricted assets	—	2,486	25,629	(592)	27,523
Prepaids and other	11,362	1,519	—	—	12,881
Total current assets	15,991	74,908	26,363	(592)	116,670
Property and equipment, net	270	242,297	146,197	(4,812)	383,952
Other assets:
Debt service reserve fund	—	—	23,638	—	23,638
Deferred costs and other	56,500	24,460	6,035	(48,968)	38,027
Investment in subsidiaries	41,445	1,856	—	(43,301)	—
Total assets	$114,206	$343,521	$202,233	$(97,673)	$562,287

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$37,751	$15,463	$5,186	$(898)	$57,502
Current portion of long-term debt	—	11	11,400	—	11,411
Total current liabilities	37,751	15,474	16,586	(898)	68,913
Long-term debt, net of current portion	141,172	26	134,100	—	275,298
Deferred tax liabilities	12,387	94	—	745	13,226
Other long-term liabilities	6,705	162	49,702	(52,168)	4,401
Intercompany	(284,258)	284,263	—	(5)	—
Total liabilities	(86,243)	300,019	200,388	(52,326)	361,838
Stockholders’ equity	200,449	43,502	1,845	(45,347)	200,449
Total liabilities and stockholders’ equity	$114,206	$343,521	$202,233	$(97,673)	$562,287

Condensed Consolidating Statement of Operations for the year ended December 31, 2008 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$18,008	$439,083	$18,008	$(88,375)	$386,724
Operating expenses	16,136	352,355	174	(88,035)	280,630
Depreciation and amortization	—	14,364	4,222	(643)	17,943
General and administrative expenses	25,879	—	75	—	25,954
Income (loss) from operations	(24,007)	72,364	13,537	303	62,197
Overhead allocations	(37,349)	37,349	—	—	—
Interest, net	8,000	5,093	10,997	(132)	23,958
Equity earnings in subsidiaries	31,233	—	—	(31,233)	—
Income before provision for income taxes	36,575	29,922	2,540	(30,798)	38,239
Provision for income taxes	14,384	—	—	1,219	15,603
Minority interest in consolidated special purpose entity	—	—	—	445	445
Net income	$22,191	$29,922	$2,540	$(32,462)	$22,191

Condensed Consolidating Statement of Operations for the year ended December 31, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$18,008	$406,673	$18,008	$(82,085)	$360,604
Operating expenses	19,843	335,879	87	(81,699)	274,110
Pre-opening and start-up expenses	—	—	—	—	—
Depreciation and amortization	183	12,199	4,222	(618)	15,986
General and administrative expenses	25,424	—	75	—	25,499
Income (loss) from operations	(27,442)	58,595	13,624	232	45,009
Overhead allocations	(41,236)	41,236	—	—	—
Interest, net	6,972	5,094	11,889	309	24,264
Equity earnings in subsidiaries	13,244	—	—	(13,244)	0
Income before provision for income taxes	20,066	12,265	1,735	(13,321)	20,745
Provision for income taxes	8,156	—	—	679	8,835
Income from continuing operations	11,910	12,265	1,735	(14,000)	11,910
Discontinued operations	—	—	—	—	—
Net income	$11,910	$12,265	$1,735	$(14,000)	$11,910

Condensed Consolidating Statement of Operations for the year ended December 31, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$18,008	$408,832	$18,008	$(83,993)	$360,855
Operating expenses	23,498	335,515	33	(83,651)	275,395
Pre-opening and start-up expenses	—	2,657	—	—	2,657
Depreciation and amortization	—	12,499	4,222	(436)	16,285
General and administrative expenses	21,617	—	103	—	21,720
Income (loss) from operations	(27,107)	58,161	13,650	94	44,798
Overhead allocations	(40,432)	40,432	—	—	—
Interest, net	6,653	5,085	13,522	(2,190)	23,070
Equity earnings in subsidiaries	13,360	—	—	(13,360)	—
Income before provision for income taxes	20,032	12,644	128	(11,076)	21,728
Provision for income taxes	8,159	—	—	989	9,148
Income from continuing operations	11,873	12,644	128	(12,065)	12,580
Discontinued operations, net of income tax benefit of $381	—	(707)	—	—	(707)
Net income	$11,873	$11,937	$128	$(12,065)	$11,873

 Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2008 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(34,261)	$78,937	$14,303	$58,979

Cash flows from investing activities:
Capital expenditures	—	(79,915)	—	(79,915)
Sales of investment securities	250	—	—	250
Payments to restricted debt payment account, net	—	—	(2,901)	(2,901)
Proceeds from sale of fixed assets	—	846	—	846
Net cash provided by (used in) investing activities	250	(79,069)	(2,901)	(81,720)

Cash flows from financing activities:
Payments of MCF bonds	—	—	(11,400)	(11,400)
Proceeds from line of credit	49,000	—	—	49,000
Payments on line of credit	(4,000)	—	—	(4,000)
Payments on capital lease obligations	—	(11)	—	(11)
Proceeds from exercise of stock options	737	—	—	737
Net cash (used in) provided by financing activities	45,737	(11)	(11,400)	34,326

Net increase (decrease) in cash and cash equivalents	11,726	(143)	2	11,585

Cash and cash equivalents at beginning of period	2,565	408	55	3,028

Cash and cash equivalents at end of period	$14,291	$265	$57	$14,613

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(59,489)	$74,169	$12,564	$27,244

Cash flows from investing activities:
Capital expenditures	—	(50,890)	—	(50,890)
Purchase of investment securities	(241,425)	—	—	(241,425)
Sales of investment securities	253,100	—	—	253,100
Facility acquisitions	—	(18,554)	—	(18,554)
Site acquisition	—	(5,053)	—	(5,053)
Payments to restricted debt payment account, net	—	—	(2,084)	(2,084)
Proceeds from sale of fixed assets	—	375	—	375
Net cash provided by (used in) investing activities	11,675	(74,122)	(2,084)	(64,531)

Cash flows from financing activities:
Proceeds from line of credit	30,000	—	—	30,000
Payments on MCF Bonds	—	—	(10,500)	(10,500)
Payments for debt issuance and other financing costs	(845)	—	—	(845)
Payments on capital lease obligations	—	(10)	—	(10)
Proceeds from exercise of stock options and warrants	2,786	—	—	2,786
Tax benefit of stock option exercises	355	—	—	355
Net cash provided by (used in) financing activities	32,296	(10)	(10,500)	21,786

Net (decrease) increase in cash and cash equivalents	(15,518)	37	(20)	(15,501)

Cash and cash equivalents at beginning of period	18,083	371	75	18,529

Cash and cash equivalents at end of period	$2,565	$408	$55	$3,028

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$7,859	$8,693	$13,112	$29,664

Cash flows from investing activities:
Capital expenditures	—	(12,317)	—	(12,317)
Purchases of investment securities	(427,600)	—	—	(427,600)
Sales of investment securities	422,925	—	—	422,925
Payments to restricted debt payment account, net	—	—	(3,367)	(3,367)
Proceeds from sale of fixed assets	—	2,892	—	2,892
Net cash used in investing activities	(4,675)	(9,425)	(3,367)	(17,467)

Cash flows from financing activities:
Payments of MCF bonds	—	—	(9,700)	(9,700)
Tax benefit of stock option exercises	224	—	—	224
Payments on capital lease obligations	—	(11)	—	(11)
Proceeds from exercise of stock options	2,096	—	—	2,096
Net cash (used in) provided by financing activities	2,320	(11)	(9,700)	(7,391)

Net increase (decrease) in cash and cash equivalents	5,504	(743)	45	4,806

Cash and cash equivalents at beginning of period	12,579	1,114	30	13,723

Cash and cash equivalents at end of period	$18,083	$371	$75	$18,529

17.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

        (in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2008:
Revenues	$95,392	$94,646	$95,187	$101,499	$386,724
Income from operations	14,490	14,914	14,037	18,756	62,197
Net income	4,634	5,345	4,828	7,384	22,191

Earnings per share:
Basic	$.32	$.37	$.34	$.52	$1.55
Diluted	$.32	$.36	$.33	$.50	$1.51

2007:
Revenues	$89,644	$91,494	$87,327	$92,139	$360,604
Income from operations	7,835	12,047	10,537	14,590	45,009
Net income	664	3,446	2,416	5,384	11,910

Earnings per share:
Basic	$.05	$.24	$.17	$.38	$.84
Diluted (a)	$.05	$.24	$.17	$.37	$.82

2008 Balance Sheet Data:
Working capital	$41,697	$35,444	$38,988	$48,395	$48,395
Total assets	578,530	602,787	628,107	636,921	636,921
Long-term debt, net of current portion	280,341	292,884	306,027	308,070	308,070
Stockholders’ equity	206,877	212,711	219,179	227,722	227,722

2007 Balance Sheet Data:
Working capital	$75,749	$59,080	$22,827	$47,757	$47,757
Total assets	516,541	535,039	537,028	562,287	562,287
Long-term debt, net of current portion	256,085	254,463	245,083	275,298	275,298
Stockholders’ equity	183,913	189,122	193,792	200,449	200,449

(a)	The sum of quarters may not equal yearly amount as each quarter represents a discrete period and also due to rounding.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, and as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period required by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective at a reasonable assurance level as of that date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act, we have not identified any change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  To make this assessment we used the criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our

assessment, we have concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

See “Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm” in Item 8 of this report.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2008 and 2007
Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Notes to consolidated financial statements

2.	Financial statement schedules
All schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

3.	Exhibits

Exhibit No.	Description
3.1

Restated Certificate of Incorporation of Cornell Companies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 31, 1997).

3.2	Second Amended and Restated Bylaws of Cornell Companies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2007).

3.3

Certificate of Amendment of Restated Certificate of Incorporation of Cornell Companies, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-42444) filed on July 28, 2000).

4.1

Form of Certificate representing Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Amendment 1 to Form S-1 (Reg. No. 333-08243) filed on August 26, 1996).

4.6

Indenture dated as of June 24, 2004 between Cornell Companies, Inc., the guarantors named therein and JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 25, 2004).

4.7	Form of 10 3/4% Senior Note due 2012 (included in Exhibit 4.6).

4.8

Registration Rights Agreement dated March 31, 1994, as amended, among Cornell Corrections, Inc. and the stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333- 08243), filed on July 17, 1996, as amended).

4.9

Registration Rights Agreement, dated October 14, 1999 among Cornell Companies, Inc. and the investors party thereto (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-91211) filed on November 18, 1999).

10.1*	Cornell Corrections, Inc. Amended and Restated 1996 Stock Option Plan (incorporated by reference to Exhibit B to the Company’s Schedule 14A filed on March 9, 1998).

10.2*

Form of Indemnification Agreement between Cornell Companies, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Amendment 1 to Form S-1 (Reg. No. 333-08243) filed on August 26, 1996).

10.3*	Cornell Corrections, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-80187) filed on June 8, 1999).

10.4*	Cornell Corrections, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-80187) filed on June 8, 1999).

10.5*	Cornell Companies, Inc. 2000 Director Stock Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-42444) filed on July 28, 2000).

10.6*	Cornell Companies, Inc. Deferred Bonus Plan (incorporated by reference to Exhibit 10.44a to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).

10.7

Premises Transfer Agreement, dated August 14, 2001, among Cornell Companies, Inc., Cornell Corrections of Georgia, L.P., Cornell Corrections of Oklahoma, Inc., Cornell Corrections of Texas, Inc., WBP Leasing, Inc., and Municipal Corrections Finance, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2001).

10.8

Master Lease Agreement (with addenda), dated August 14, 2001, between Municipal Corrections Finance, L.P. and Cornell Companies, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 28, 2001).

10.9

Master Lease Agreement dated December 3, 1998 between Atlantic Financial Group, Ltd. and WBP Leasing, Inc. and certain other subsidiaries of Cornell Corrections, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on October 30, 2001).

10.10

Amended and Restated Credit Agreement dated October 10, 2007 among Cornell Companies, Inc., its subsidiaries, JPMorgan Chase Bank N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2007).

10.11*

Amended and Restated Employment Agreement, dated August 2, 2007, between Cornell Companies, Inc. and James E. Hyman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2007).

10.12*

Restricted Stock Agreement, dated March 14, 2005, between Cornell Companies, Inc. and James E. Hyman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 15, 2005).

10.13*

Employment/Separation Agreement, dated March 9, 2005, between Cornell Companies, Inc. and John R. Nieser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 15, 2005).

10.14*

Amendment to Employment/Separation Agreement dated March 14, 2007 by and between Cornell Companies, Inc. and John R. Nieser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 15, 2007).

10.15*	Form of Severance Agreement (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000).

Amendment to Severance Agreement dated March 14, 2007 by and between Cornell Companies, Inc. and Patrick N. Perrin (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 15, 2007).

10.16*

Employment Agreement dated March 19, 2007 between Cornell Companies, Inc. and William E. Turcotte (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 14, 2008).

10.17*	Cornell Companies, Inc. 2006 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Schedule 14A filed on May 10, 2006).

10.18*	Form of Cornell Companies, Inc. Restricted Stock Award — Performance Based (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2008).

10.19*	Form of Cornell Companies, Inc. Restricted Stock Award — Time Based (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 12, 2008).

21.1†	List of Subsidiaries.

23.1†	Consent of PricewaterhouseCoopers LLP.

24.1†	Power of Attorney (see signature page of this Annual Report on Form 10-K).

31.1†	Section 302 Certification of Chief Executive Officer.

31.2†	Section 302 Certification of Chief Financial Officer.

32.1†	Section 906 Certification of Chief Executive Officer.

32.2†	Section 906 Certification of Chief Financial Officer.

99.1

Letter Agreement, dated September 5, 2001, as amended, between Cornell Companies, Inc. and Lehman Brothers, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 16, 2002).

*      Management compensatory plan or contract.

†      Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNELL COMPANIES, INC.

Dated:	March 6, 2009	By:	/s/ James E. Hyman
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 6, 2009.

SIGNATURE		TITLE

/s/ James E. Hyman		Chief Executive Officer, President and Chairman of the Board
James E. Hyman		(Principal Executive Officer)

/s/ John R. Nieser		Chief Financial Officer, Senior Vice President and Treasurer
John R. Nieser		(Principal Financial Officer and Principal Accounting Officer)

*		Director
Max Batzer

*		Director
Anthony R. Chase

*		Director
Richard Crane

*		Director
Zachary R. George

*		Director
Todd Goodwin

*		Director
Andrew R. Jones

*		Director
Alfred Jay Moran, Jr.

*		Director
D. Stephen Slack

By:	/s/ Cathryn L. Porter
Cathryn L. Porter
Attorney-in-Fact