Form 10-Q
period 2009-03-31
CORNELL COMPANIES INC
filed 2009-05-08
CIK 1016152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

At May 6, 2009, the registrant had 14,915,751 shares of common stock outstanding.

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

•                  adequacy of insurance,

•                  debt levels,

•                  debt reduction,

•                  common stock repurchases,

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

•                  adequacy of cash flow for our obligations,

•                  capital requirements,

•                  capital expenditures,

•                  effects of accounting changes and adoption of accounting policies,

•                  changes in laws and regulations,

•                  adoption of accounting policies,

•                  benefit payments, and

•                  changes in laws and regulations.

Forward-looking statements in this quarterly report are identifiable by, but not limited to, the use of the following words and other similar expressions among others:

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

•               “projects”

•               “scheduled”

•               “should”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

•                  those described (in the Company’s 2008 Annual Report on Form 10-K) under “Item 1A. Risk Factors,” as filed with the SEC,

•                  the adequacy of sources of liquidity,

•                  the effect and results of litigation, audits and contingencies, and

•                  other factors discussed in this quarterly report and in the Company’s other filings with the SEC, which are available free of charge on the SEC’s website at www.sec.gov.

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

PART I  FINANCIAL INFORMATION

ITEM 1.      Financial Statements.

CORNELL COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,271	$14,613
Accounts receivable — trade (net of allowance for doubtful accounts of $4,825 and $4,272, respectively)	67,892	64,622
Other receivables (net of allowance for doubtful accounts of $4,926)	4,074	4,766
Debt service fund and other restricted assets	31,691	31,370
Deferred tax assets	9,458	9,151
Prepaid expenses and other	6,002	6,368
Total current assets	129,388	130,890
PROPERTY AND EQUIPMENT, net	450,620	450,354
OTHER ASSETS:
Debt service reserve fund	24,185	23,750
Goodwill, net	13,308	13,308
Intangible assets, net	1,872	2,320
Deferred costs and other	16,228	16,299
Total assets	$635,601	$636,921

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$59,532	$69,093
Current portion of long-term debt	12,412	12,412
Total current liabilities	71,944	81,505
LONG-TERM DEBT, net of current portion	309,113	308,070
DEFERRED TAX LIABILITIES	18,118	17,491
OTHER LONG-TERM LIABILITIES	1,833	1,688
Total liabilities	401,008	408,754

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 30,000,000 shares authorized, 16,242,601 and 16,238,685 shares issued and 14,754,715 and 14,732,522 shares outstanding, respectively	16	16
Additional paid-in capital	165,356	164,746
Retained earnings	78,575	73,318
Accumulated other comprehensive income	1,613	1,676
Treasury stock (1,487,886 and 1,506,163 shares of common stock, at cost, respectively)	(11,888)	(12,034)
Total Cornell Companies, Inc.	233,672	227,722
Non-controlling interest	921	445
Total stockholders’ equity	234,593	228,167
Total liabilities and stockholders’ equity	$635,601	$636,921

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008

REVENUES	$99,710	$95,392
OPERATING EXPENSES, EXCLUDING DEPRECIATION	72,891	70,209
DEPRECIATION AND AMORTIZATION	4,893	4,157
GENERAL AND ADMINISTRATIVE EXPENSES	6,138	6,536

INCOME FROM OPERATIONS	15,788	14,490

INTEREST EXPENSE	6,199	6,605
INTEREST INCOME	(246)	(310)

INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND NON-CONTROLLING INTEREST	9,835	8,195

PROVISION FOR INCOME TAXES	4,101	3,561

NET INCOME	5,734	4,634

NON-CONTROLLING INTEREST	477	—

INCOME AVAILABLE TO SHAREHOLDERS	$5,257	$4,634

EARNINGS PER SHARE:
BASIC	$.36	$.32
DILUTED	$.36	$.32

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	14,572	14,435
DILUTED	14,629	14,558

COMPREHENSIVE INCOME:
Net Income	$5,734	$4,634
Other comprehensive income, net of tax:
Unrealized gain on derivative instruments, net of tax provision of $511 in 2008	—	735
Total other comprehensive income, net of tax	5,734	5,369
Comprehensive income attributable to non-controlling interest	(477)	—
Comprehensive income attributable to Cornell Companies, Inc.	$5,257	$5,369

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,734	$4,634
Adjustments to reconcile net income to net cash provided by (used) in operating activities —
Depreciation	4,445	3,669
Amortization of intangibles and other assets	448	488
Amortization of deferred financing costs	319	407
Amortization of Senior Notes discount	46	46
Amortization of other comprehensive income	(64)	—
Stock-based compensation	594	999
Provision for bad debts	668	1,248
(Gains) losses on sale of property and equipment, net	14	(3)
Deferred income taxes	249	283
Change in assets and liabilities:
Accounts receivable	(4,611)	(1,500)
Other restricted assets	(375)	(167)
Other assets	854	(259)
Accounts payable and accrued liabilities	(10,555)	(1,350)
Other liabilities	145	(1,273)
Net cash provided by (used in) operating activities	(2,089)	7,222

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,168)	(11,924)
Payments to restricted debt payment account, net	(381)	(650)
Net cash used in investing activities	(3,549)	(12,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	2,000	5,000
Payments of line of credit	(1,000)	—
Payments of capital lease obligations	(3)	(3)
Proceeds from exercise of stock options	299	156
Net cash provided by financing activities	1,296	5,153

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,342)	(199)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,613	3,028
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,271	$2,829

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Other comprehensive income	$—	$735
Common stock issued for board of directors fees	115	148
Purchases and additions to property and equipment included in accounts payable and accrued liabilities	1,557	8,012

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Cornell Companies, Inc. (collectively with its subsidiaries and consolidated special purpose entities, unless the context requires otherwise, the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Estimates were used in the preparation of these financial statements.  Actual results could differ from those estimates.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2.              Accounting Policies

See a description of our accounting policies in our 2008 Annual Report on Form 10-K.

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

At March 31, 2009, 153,300 shares of restricted stock were outstanding subject to performance-based vesting criteria (32,500 of these restricted shares were considered market-based restricted stock under SFAS No. 123R). There were also 6,260 stock options outstanding subject to performance-based vesting criteria. We recognized $0.04 million of expense associated with these shares of restricted stock and stock options during the three months ended March 31, 2009.

The amounts above relate to the impact of recognizing compensation expense related to stock options and restricted stock. Compensation expense related to stock options (6,260 shares) and restricted stock (120,800 shares) that vest based upon performance conditions is not recorded for such performance-based awards until it has been deemed probable that the related performance targets allowing the vesting of these options and restricted stock will be met. We are required to periodically re-assess the probability that these options will vest and record expense at that point in time. During the three months ended March 31, 2009 it was not deemed probable that certain performance targets pertaining to certain restricted stock and stock options would be achieved by their vesting date. Accordingly, no compensation expense was recognized in the three months ended March 31, 2009 related to these stock-based awards.

We recognize expense for our stock-based compensation over the vesting period, which represents the period in which an employee is required to provide service in exchange for the award. We recognize compensation expense for stock-based awards immediately if the award has immediate vesting.

Assumptions

The fair values for the significant stock-based awards granted during the three months ended March 31, 2009 and 2008 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2009	2008

Risk-free rate of return	1.90%	3.35%
Expected life of award	6.0 years	5.67 years
Expected dividend yield of stock	0%	0%
Expected volatility of stock	50.49%	38.74%
Weighted-average fair value	$8.89	$9.46

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

In accordance with SAB 107, we generally considered the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during 2009 and 2008 (where appropriate).  For those grants during these periods wherein we had sufficient historical or impartial data to better estimate the expected term, we have done so.

Stock-based award activity on stock options during the three months ended March 31, 2009 was as follows (aggregate intrinsic value in millions):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	485,699	$15.03	6.5	$7.3
Granted	40,000	17.98
Exercised	(750)	12.93
Canceled	(7,642)	14.73

Outstanding at March 31, 2009	517,307	$15.27	6.6	$7.9

Vested and expected to vest at March 31, 2009	509,373	$15.16	6.6	$7.6

Exercisable at March 31, 2009	444,092	$14.77	6.4	$6.6

The total intrinsic value of stock options exercised during the three months ended March 31, 2009 and 2008 was approximately $0.01 million in each period. Net cash proceeds from the exercise of stock options were approximately $0.3 and $0.2 million for each of the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, approximately $0.2 million of estimated expense with respect to time-based nonvested stock-based awards has yet to be recognized and will be amortized into expense over the employee’s remaining requisite service period of approximately 5.8 months.

The following table summarizes information with respect to stock options outstanding and exercisable at March 31, 2009.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.75 to $10.00	19,690	2.5	$5.83	19,690	$5.83
$10.01 to $13.50	152,717	5.5	12.83	145,497	12.82
$13.51 to $14.50	193,200	6.4	13.95	180,040	13.94
$14.51 to $25.00	151,700	8.6	20.62	98,865	20.93
	517,307	6.6	$15.27	444,092	$14.77

Stock-based award activity for nonvested awards during the three months ended March 31, 2009 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	95,118	$16.09
Granted	40,000	17.98
Vested	(61,903)	14.74
Canceled	—	—

Nonvested at March 31, 2009	73,215	$18.26

Restricted Stock

We have previously issued restricted stock under certain employment agreements and stock incentive plans which vests either over a specific period of time, generally three to five years, or which will vest subject to certain market or performance conditions.  During the three months ended March 31, 2009, we issued restricted stock as part of our normal equity awards under our 2006 Equity Incentive Plan.  These shares of restricted common stock are subject to restrictions on transfer and certain conditions to vesting.

Restricted stock activity for the three months ended March 31, 2009 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	403,124	$22.44
Granted	12,500	17.50
Vested	(39,575)	21.82
Canceled	—	—

Nonvested at March 31, 2009	376,049	$22.34

We recognized $0.4 million of expense associated with nonvested time-based restricted stock awards during the three months ended March 31, 2009.  As of March 31, 2009, approximately $2.8 million of estimated expense with respect to nonvested time-based restricted stock awards had yet to be recognized and will be amortized over a weighted average period of 2.2 years. Approximately $3.1 million of estimated expense with respect to nonvested performance-based restricted stock option awards had yet to be recognized as of March 31, 2009.

4.     Intangible Assets

Intangible assets at March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31, 2009	December 31, 2008

Non-compete agreements	$8,200	$8,200
Accumulated amortization — non-compete agreements	(7,782)	(7,595)
Acquired contract value	6,240	6,240
Accumulated amortization — acquired contract value	(4,786)	(4,525)
Identified intangibles, net	1,872	2,320
Goodwill, net	13,308	13,308
Total intangibles, net	$15,180	$15,628

There were no changes in the carrying amount of our goodwill in the three months ended March 31, 2009.

Amortization expense for our non-compete agreements was approximately $0.2 million for each of the three months ended March 31, 2009 and 2008.

Amortization expense for our acquired contract value was approximately $0.3 million for each of the three months ended March 31, 2009 and 2008.

5.     NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles and expands disclosures about fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. SFAS No. 157 became effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  This statement applies prospectively to financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, which delayed the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities.  Our adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and liabilities did not have a material financial impact on our consolidated results of operations or financial condition.  On January 1, 2009, we adopted the provisions of SFAS No. 157 for applying fair value to assets, liabilities and transactions on a non-recurring basis.  Adoption of SFAS No. 157 for fair value measurements on a non-recurring basis did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement.  The following table summarizes the valuation of our financial assets and liabilities by pricing levels, as defined by the provisions of SFAS No. 157, as of March 31, 2009:

	Fair Value as of March 31, 2009 (in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$—	$—	$—	$—
Corporate Bonds	—	10,059	—	10,059
Money Market Funds	—	42,445	—	42,445

The corporate bonds and money market funds are carried in debt service fund and other restricted assets and the debt service reserve fund in the accompanying balance sheet.

SFAS No. 157 requires a reconciliation of the beginning and ending balances for fair value measurements using Level 3 inputs. We had no such assets or liabilities which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2009.

FASB Staff Position SFAS No. 157-3

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”).  This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.  We applied this FSP to financial assets measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008. The adoption of FSP SFAS 157-3 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

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

Statement of Financial Accounting Standards No. 141 (Revised)

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R significantly changes the accounting for business combinations.  Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R changes the accounting treatment for certain specific items, including acquisition costs, noncontrolling interests, acquired contingent liabilities, in-process research and development costs, restructuring costs and changes in deferred tax asset valuation allowances and income tax uncertainties subsequent to the acquisition date.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Our adoption of SFAS No. 141 on January 1, 2009 did not have any impact on our consolidated results of operations or financial condition as we did not have any business combination activity in the three months ended March 31, 2009.

FASB Staff Position No. FAS 142-3

This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, “Business Combinations” and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Our adoption of this FSP on January 1, 2009 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  This statement clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We adopted SFAS No. 160 on January 1, 2009 and applied the provisions retroactively to all periods presented.

Statement of Financial Accounting Standards No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial reporting about derivatives and hedging activities by requiring enhanced qualitative and quantitative disclosures regarding derivative instruments, gains and losses on such instruments and their effects on an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Our adoption of SFAS No. 161 on January 1, 2009 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

FASB Staff Position No. EITF 03-6-1

This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in FASB Statement No. 128, “Earnings Per Share”.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and the interim periods within those years.  All prior-period EPS data will have to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP.  Our adoption of this FSP in January 2009 did not have a significant effect on our earnings per share.

New Accounting Pronouncement Not Yet Adopted

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

6.              Credit Facilities

Our long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Debt of Cornell Companies, Inc.:
Senior Notes, unsecured, due July 2012 with an interest rate of 10.75%, net of discount	$111,401	$111,356
Revolving Line of Credit due December 2011 with an interest rate of LIBOR plus 1.50% to 2.25% or prime plus 0.00% to 0.75% (the “Amended Credit Facility”)	76,000	75,000
Capital lease obligations	24	26
Subtotal	187,425	186,382

Debt of Special Purpose Entity (MCF):
8.47% Bonds due 2016	134,100	134,100

Total consolidated debt	321,525	320,482

Less: current maturities	(12,412)	(12,412)

Consolidated long-term debt	$309,113	$308,070

Long-Term Credit Facilities.  Our Amended Credit Facility provides for borrowings up to $100.0 million (including letters of credit), matures in December 2011 and bears interest, at our election depending on our total leverage ratio, at either the LIBOR rate plus a margin ranging from 1.50% to 2.25%, or a rate which ranges from 0.00% to 0.75% above the applicable prime rate. The available commitment under our Amended Credit Facility was approximately $8.6 million at March 31, 2009.  We had outstanding borrowings under our Amended Credit Facility of $76.0 million and we had outstanding letters of credit of approximately $15.4 million at March 31, 2009.  Subject to certain requirements, we have the right to increase the commitments under our Amended Credit Facility up to $150.0 million, although the indenture for our Senior Notes limits our ability, subject to certain conditions, to expand the Amended Credit Facility beyond $100.0 million. We can provide no assurance that all of the banks that have made commitments to us under our Amended Credit Facility would be willing to participate in an expansion to the Amended Credit Facility should we desire to do so.  The Amended Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. The Amended Credit Facility is not secured by the assets of MCF, a special purpose entity. Our Amended Credit Facility contains commonly used covenants including compliance with laws and limitations on certain financing transactions and mergers and also includes various financial covenants.  We believe the most restrictive covenant under our Amended Credit Facility is the fixed charge coverage ratio.  At March 31, 2009, we were in compliance with all of our debt financial covenants.

Municipal Corrections Finance, L.P. (“MCF”) is obligated for the outstanding balance of its 8.47% Taxable Revenue Bonds, Series 2001.  The bonds bear interest at a rate of 8.47% per annum and are payable in semi-annual installments of interest and annual installments of principal.  All unpaid principal and accrued interest on the bonds is due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents.

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

Upon the occurrence of specified change of control events, unless we have exercised our option to redeem all the Senior Notes as described above, each holder will have the right to require us to repurchase all or a portion of such holder’s Senior Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, on the Senior Notes repurchased, to the applicable date of purchase.  The Senior Notes were issued under an indenture which limits our ability and the ability of our Guarantors to, among other things, incur additional indebtedness, pay dividends or make other distributions, make other restricted payments and investments, create liens, enter into transactions with affiliates, and engage in mergers, consolidations and certain sales of assets.

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate.  The terms of the interest rate swap contract and the underlying debt instrument were identical.  The swap agreement was designated as a fair value hedge.  The swap had a notional amount of $84.0 million and was scheduled to mature in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, we paid, on a semi-annual basis (each January 1 and July 1), a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and received a fixed-rate interest of 10.75%. The swap agreement was marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes.  The carrying value of the Senior Notes as of this date was adjusted accordingly by the same amount. Because the swap agreement was an effective fair-value hedge, there was no effect on our results of operations from the mark-to-market adjustment as long as the swap was in effect. In October 2007, we terminated the swap agreement. We received approximately $0.2 million in conjunction with the termination, which is being amortized over the remaining term of the Senior Notes.

7.              Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 established a single model to address the accounting for uncertain tax positions.  FIN 48 clarified the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provided guidance on the measurement, recognition, classification and disclosure of tax positions, as well as the accounting for the related interest and penalties, transition and accounting in interim periods.

We adopted the provisions of FIN 48 effective January 1, 2007.  As a result of our adoption of FIN 48, we recorded an adjustment of approximately $0.3 million which increased retained earnings at January 1, 2007. At December 31, 2008, the total amount of our unrecognized tax benefits was approximately $2.5 million.  There were no material changes to the total amount of our unrecognized tax benefits in the three months ended March 31, 2009.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the accompanying Consolidated Statements of Income and Comprehensive Income. There were no material changes to interest and penalties in the three months ended March 31, 2009.  Accrued interest and penalties were approximately $0.2 million at both March 31, 2009 and December 31, 2008.

We are subject to income tax in the United States and many of the individual states we operate in.  We currently have significant operations in Texas, California, Oklahoma, Georgia, Illinois and Pennsylvania.  State income tax returns are generally subject to examination for a period of three to five years after filing.  The state impact of any changes made to the federal return remains subject to examination by various states for a period up to one year after formal notification to the state.  We are open to United States Federal Income Tax examinations for the tax years ended December 31, 2005 through December 31, 2007. The 2006 federal income tax return is currently under audit by the Internal Revenue Service.  We expect the audit to close within the next 12 months.

We do not anticipate a significant change in the balance of our unrecognized tax benefits within the next 12 months.

8.              Earnings Per Share

Basic earnings per share (EPS) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution from common stock equivalents such as stock options and warrants.  For the three months ended March 31, 2009 and 2008, there were 141,700 shares ($20.98 average price) and 64,200 shares ($23.24 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008

Net income	$5,257	$4,634

Weighted average common share outstanding	14,572	14,435
Weighted average common share equivalents outstanding	57	123
Weighted average common shares and common share equivalents outstanding	14,629	14,558

Basic income per share	$.36	$.32

Diluted income per share	$.36	$.32

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

In the year ended December 31, 2007, we previously provided insurance reserves for this matter (as part of our regular review of reported and unreported claims) totaling approximately $0.5 million. During the fourth quarter of 2008, we recorded an additional settlement charge of approximately $0.7 million and the related reimbursement from our general liability and professional liability insurance. The charge and reimbursement were recognized in general and administrative expenses for the year ended December 31, 2008. The reimbursement was funded by the insurance carrier in the first quarter of 2009 into a settlement account, where it will remain until payments are made to the settlement class members.  The Court granted preliminary approval of the settlement in the first quarter of 2009, and the claims administration process is underway. A hearing for final approval by the Court has been scheduled for July, 2009. We expect the claims administration process to be completed in the fourth quarter of 2009.

Shareholder Lawsuits

On October 19, 2006, a purported class action complaint was filed in the District Court of Harris County, Texas, 269th Judicial District (No. 2006-67413) by Ted Kinbergy, an alleged stockholder of Cornell. The complaint names as defendants Cornell and each member of the board of directors at the time of the suit, as well as Veritas Capital Fund III, L.P. (“Veritas”). The complaint alleges, among other things, that (i) the defendants have breached fiduciary duties they assertedly owed to our stockholders in connection with our entering into the Agreement and Plan of Merger, dated as of October 6, 2006, with Veritas, Cornell Holding Corp., and CCI Acquisition Corp., and (ii) the merger consideration is unfair and inadequate. The plaintiffs sought, among other things, an injunction against the consummation of the merger. The proposed merger was rejected at a special meeting of our stockholders held on January 23, 2007. Consequently, we believe the case is moot. Based upon our agreement to pay Plaintiffs’ legal fees, the Plaintiffs filed an Unopposed Motion for Dismissal with Prejudice with the Court in April, 2009.  On April 28, 2009, the Court granted the Motion and dismissed all claims with prejudice.

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

10.       Derivative Financial Instruments And Guarantees

Debt Service Reserve Fund and Debt Service Fund

In August 2001, MCF completed a bond offering to finance the 2001 Sale and Leaseback Transaction in which we sold eleven facilities to MCF. In connection with this bond offering, two reserve fund accounts were established by MCF pursuant to the terms of the indenture: (1) MCF’s Debt Service Reserve Fund, aggregating $28.3 million at March 31, 2009, was established to make payments on MCF’s outstanding bonds in the event we (as lessee) should fail to make the scheduled rental payments to MCF and (2) MCF’s Debt Service Fund, aggregating $24.2 million at March 31, 2009, was established to accumulate the monthly lease payments that MCF receives from us until such funds are used to pay MCF’s semi-annual bond interest and annual bond principal payments. These reserve funds are typically invested in short-term money markets and commercial paper. Both reserve fund accounts were subject to agreements with the MCF Equity Investors (Lehman Brothers, Inc. (“Lehman”)) whereby guaranteed rates of return of 3.0% and 5.08%, respectively, were provided for in the balance of the Debt Service Reserve Fund and the Debt Service Fund. The guaranteed rates of return were characterized as cash flow hedge derivative instruments. At inception, the derivative instruments had an aggregate fair value of $4.0 million, which was recorded as a decrease to the equity investment in MCF made by the MCF Equity Investors (MCF minority interest) and as a liability in our Consolidated Balance Sheets. Changes in the fair value of the derivative instruments were recorded as an adjustment to other long-term liabilities and reported as other comprehensive income (loss) in our Consolidated Statements of Income and Comprehensive Income. Due to the bankruptcy of Lehman in 2008, the derivative instruments no longer qualified as a hedge and were de-designated. Amounts included in accumulated other comprehensive income are reclassified into earnings during the same periods in which interest is earned on debt service funds. Changes in the fair value of these derivatives after de-designation were recorded to earnings. At December 31, 2008, the fair value was determined to be zero. The derivatives were terminated in the first quarter of 2009 with a fair value of zero.

In connection with MCF’s bond offering, Lehman also provided a guarantee of the Debt Service Reserve Fund if a bankruptcy of the Company were to occur and a trustee for the estate of the Company were to include the Debt Service Reserve Fund as an asset of the Company’s estate. This guarantee was characterized as an insurance contract and its fair value was being amortized to expense over the life of the debt. Due to the bankruptcy of Lehman in 2008, the full carrying value of the insurance guarantee was determined to be unrecoverable. Accordingly, we recorded a charge of $1.3 million in the year ended December 31, 2008.

11.       Segment Disclosure

Our three operating divisions are our reportable segments. The Adult Secure Services segment consists of the operations of secure adult incarceration facilities. The Abraxas Youth and Family Services segment consists of providing residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of 10 and 17 who have either been adjudicated or suffer from behavioral problems. The Adult Community-Based Services segment consists of providing pre-release and halfway house programs for adult offenders who are either on probation or serving the last three to six-months of their sentences on parole and preparing for re-entry into society at large as well as community-based treatment and education programs as an alternative to incarceration. All of our customers and long-lived assets are located in the United States of America. The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 2 in our 2008 Annual Report on Form 10-K. Intangible assets are not included in each segment’s reportable assets, and the amortization of intangible assets is not included in the determination of a reportable segment’s operating income. We evaluate performance based on income or loss from operations before general and administrative expenses, amortization of intangibles, interest and income taxes. Corporate and other assets are comprised primarily of cash, investment securities available for sale, accounts receivable, debt service and debt service reserve funds, deposits, property and equipment, deferred taxes, deferred costs and other assets. Corporate and other expense from operations primarily consists of depreciation and amortization on the corporate office facilities and equipment and specific general and administrative charges pertaining to corporate personnel. Such expenses are presented separately, as they cannot be readily identified for allocation to a particular segment.

The only significant non-cash items reported in the respective segments’ income from operations is depreciation and amortization (excluding intangibles) and impairment of long-lived assets (in thousands).

	Three Months Ended March 31,
	2009	2008

Revenues:
Adult Secure Services	$56,858	$49,899
Abraxas Youth and Family Services	25,689	27,773
Adult Community-Based Services	17,163	17,720
Total revenues	$99,710	$95,392

Income from operations:
Adult Secure Services	$17,118	$15,113
Abraxas Youth and Family Services	734	1,768
Adult Community-Based Services	4,767	4,809
Sub-total	22,619	21,690
General and administrative expenses	(6,138)	(6,536)
Amortization of intangibles	(448)	(488)
Corporate and other expenses	(245)	(176)
Total income from operations	$15,788	$14,490

	March 31, 2009	December 31, 2008
Assets:
Adult Secure Services	$358,773	$358,406
Abraxas Youth and Family Services	107,958	105,991
Adult Community-Based Services	62,410	60,170
Intangible assets, net	15,180	15,628
Corporate and other	91,280	96,726
Total assets	$635,601	$636,921

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

Condensed Consolidating Balance Sheet as of March 31, 2009 (in thousands) (unaudited)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets

Current assets:
Cash and cash equivalents	$9,863	$370	$38	$—	$10,271
Accounts receivable	1,165	70,778	23	—	71,966
Restricted assets	—	3,372	28,319	—	31,691
Prepaids and other	13,823	1,637	—	—	15,460
Total current assets	24,851	76,157	28,380	—	129,388

Property and equipment, net	101	313,601	141,360	(4,442)	450,620
Other Assets:
Debt service reserve fund	—	—	24,185	—	24,185
Deferred costs and other	61,722	23,000	5,200	(58,514)	31,408
Investments in subsidiaries	82,426	1,856	—	(84,282)	—
Total assets	$169,100	$414,614	$199,125	$(147,238)	$635,601

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$43,896	$13,024	$1,957	$655	$59,532
Current portion of long-term debt	—	12	12,400	—	12,412
Total current liabilities	43,896	13,036	14,357	655	71,944
Long-term debt, net of current portion	187,402	11	121,700	—	309,113
Deferred tax liabilities	16,917	94	—	1,107	18,118
Other long-term liabilities	5,861	164	58,329	(62,521)	1,833
Intercompany	(318,648)	318,653		(5)	—
Total liabilities	(64,572)	331,958	194,386	(60,764)	401,008
Total Cornell Companies, Inc. stockholders’ equity	233,672	82,656		(82,656)	233,672
Non-controlling interest	—	—	4,739	(3,818)	921
Total stockholders’ equity	233,672	82,656	4,739	(86,474)	234,593

Total liabilities and stockholders’ equity	$169,100	$414,614	$199,125	$(147,238)	$635,601

Condensed Consolidating Balance Sheet as of December 31, 2008 (in thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets

Current Assets:
Cash and cash equivalents	$14,291	$265	$57	$—	$14,613
Accounts receivable	2,045	66,921	422	—	69,388
Restricted assets	—	3,432	27,938	—	31,370
Prepaids and other	13,875	1,644	—	—	15,519
Total current assets	30,211	72,262	28,417	—	130,890
Property and equipment, net	101	312,446	141,975	(4,168)	450,354
Other assets:
Debt service reserve fund	—	—	23,750	—	23,750
Deferred costs and other	60,322	23,267	5,367	(57,029)	31,927
Investments in subsidiaries	73,197	1,856	—	(75,053)	—
Total assets	$163,831	$409,831	$199,509	$(136,250)	$636,921

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable and accrued liabilities	$48,373	$15,515	$4,883	$322	$69,093
Current portion of long-term debt	—	12	12,400	—	12,412
Total current liabilities	48,373	15,527	17,283	322	81,505
Long-term debt, net of current portion	186,356	14	121,700	—	308,070
Deferred tax liabilities	16,246	94	—	1,151	17,491
Other long-term liabilities	5,851	113	56,733	(61,009)	1,688
Intercompany	(320,717)	320,722		(5)	—
Total liabilities	(63,891)	336,470	195,716	(59,541)	408,754
Total Cornell Companies, Inc. stockholders’ equity	227,722	73,361	3,793	(77,154)	227,722
Non-controlling interest	—	—	—	445	445
Total stockholders’ equity	227,722	73,361	3,793	(76,709)	228,167
Total liabilities and stockholders’ equity	$163,831	$409,831	$199,509	$(136,250)	$636,921

Condensed Consolidating Statement of Income for the three months ended March 31, 2009 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$4,502	$117,820	$4,502	$(27,114)	$99,710
Operating expenses, excluding depreciation	4,138	95,739	42	(27,028)	72,891
Depreciation and amortization	—	4,006	881	6	4,893
General and administrative expenses	6,119	—	19	—	6,138
Income (loss) from operations	(5,755)	18,075	3,560	(92)	15,788
Overhead allocations	(8,377)	8,377	—	—	—
Interest, net	1,954	1,337	2,882	(220)	5,953
Equity earnings in subsidiaries	8,360	—	—	(8,360)	—
Income before provision for income taxes	9,028	8,361	678	(8,232)	9,835
Provision for income taxes	3,771	—	—	330	4,101
Net income	5,257	8,361	678	(8,562)	5,734
Non-controlling interest	—	—	—	477	477
Income available to shareholders	$5,257	$8,361	$678	$(9,039)	$5,257

Condensed Consolidating Statement of Income for the three months ended March 31, 2008 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$4,502	$108,496	$4,502	$(22,108)	$95,392
Operating expenses, excluding depreciation	3,086	89,135	12	(22,024)	70,209
Depreciation and amortization	—	3,260	1,056	(159)	4,157
General and administrative expenses	6,517	—	19	—	6,536
Income (loss) from operations	(5,101)	16,101	3,415	75	14,490
Overhead allocations	(13,342)	13,342	—	—	—
Interest, net	2,068	1,273	3,016	(62)	6,295
Equity earnings in subsidiaries	1,802	—	—	(1,802)	—
Income before provision for income taxes	7,975	1,486	399	(1,665)	8,195
Provision for income taxes	3,341	—	—	220	3,561
Net income	$4,634	$1,486	$399	$(1,885)	$4,634

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2009 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(5,727)	$3,276	$362	$(2,089)

Cash flows from investing activities:
Capital expenditures	—	(3,168)	—	(3,168)
Payments to restricted debt payment account, net	—	—	(381)	(381)
Net cash used in investing activities	—	(3,168)	(381)	(3,549)

Cash flows from financing activities:
Proceeds from line of credit	2,000	—	—	2,000
Payments on line of credit	(1,000)	—	—	(1,000)
Payments on capital lease obligations	—	(3)	—	(3)
Proceeds from exercise of stock options	299	—	—	299
Net cash provided by (used in) financing activities	1,299	(3)	—	1,296

Net increase (decrease) in cash and cash equivalents	(4,428)	105	(19)	(4,342)

Cash and cash equivalents at beginning of period	14,291	265	57	14,613

Cash and cash equivalents at end of period	$9,863	$370	$38	$10,271

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2008 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(5,136)	$11,736	$622	$7,222

Cash flows from investing activities:
Capital expenditures	—	(11,924)	—	(11,924)
Payments to restricted debt payment account, net	—	—	(650)	(650)
Net cash used in investing activities	—	(11,924)	(650)	(12,574)

Cash flows from financing activities:
Proceeds from line of credit	5,000	—	—	5,000
Payments on capital lease obligations	—	(3)	—	(3)
Proceeds from exercise of stock options	156	—	—	156
Net cash provided by (used in) financing activities	5,156	(3)	—	5,153

Net increase (decrease) in cash and cash equivalents	20	(191)	(28)	(199)

Cash and cash equivalents at beginning of period	2,565	408	55	3,028

Cash and cash equivalents at end of period	$2,585	$217	$27	$2,829

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Cornell is a leading provider of correctional, detention, educational, rehabilitation and treatment services outsourced by federal, state and local government agencies. We provide a diversified portfolio of services for adults and juveniles through our three operating divisions: (1) Adult Secure Services; (2) Abraxas Youth and Family Services and (3) Adult Community-Based Services. At March 31, 2009, we operated 69 facilities with a total service capacity of 20,122 beds and had one facility with a service capacity of 70 beds that was vacant. Our facilities are located in 15 states and the District of Columbia.

The following table sets forth for the periods indicated total residential service capacity and contracted beds in operation at the end of the periods shown, average contract occupancy percentages and total non-residential service capacity.

	Three Months Ended March 31,
	2009	2008

Residential
Service capacity (1)	17,634	16,056
Contracted beds in operation (end of period) (2)	16,780	14,618
Average contract occupancy based on contracted beds in operation (3) (4)	93.2%	95.5%
Non-Residential
Service capacity (5)	2,558	2,953

(1)	Residential service capacity is comprised of the number of beds currently available for service in our residential facilities.
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

Our operating results for the three months ended March 31, 2009 were impacted by a few significant events. We completed the 700 bed expansion at D. Ray James Prison at the beginning of April 2009, and continued construction on a new 1,250 bed facility in Hudson, Colorado. Our 2008 results of operation were positively affected by a 300 bed expansion at the D. Ray James Prison which we activated in February 2008. In addition, in the three months ended March 31, 2008 we recorded a contract-based revenue adjustment of approximately $1.5 million at the Regional Correctional Center (“RCC”) for the contract year ended March 2008.

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

The federal government contracts with private providers for the incarceration of adults, whether they are serving prison sentences, detained as illegal aliens, detained in anticipation of pending judicial administration or transitioning from prison to society.  Chief among the federal agencies which use private providers are the Federal Bureau of Prisons (“BOP”), U.S. Immigration and Customs Enforcement (“ICE”) and United States Marshalls Service (“USMS”). We provide adult secure and adult community-based services to the federal government. Most of the federal involvement in juvenile administration in the federal system is handled via Medicare and Medicaid assistance to state governments. Although there are circumstances in which we may contract with a federal agency on a sole source basis, the primary means by which we secure a contract with a federal agency is via the RFP bidding process.  From time to time, we contract to provide management services to a local governmental unit who then bids on a federal contract.

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

Private juvenile and community-based programs are utilized by states and local governmental units and are organized on a profit and not-for-profit basis.  We monitor opportunities in these segments via our corporate and business division development officers.  Many opportunities are not published in any manner and, accordingly, we believe that taking the initiative at the state and local levels is key in developing sole source opportunities.

Performance.  We track a number of factors as we monitor financial performance.  Chief among them are:

•      capacity (the number of beds within each business segment’s facilities),

•      occupancy (utilization),

•      per diem reimbursement rates,

•      revenues,

•      operating margins, and

•      operating expenses.

Capacity.  Capacity, commonly expressed in terms of number of beds, is primarily impacted by the number and size of the facilities we own or lease and the facilities we operate on behalf of a third party owner or lessee.  We view capacity as one of the measures of our development efforts, through which we may increase capacity by adding new projects or by expanding existing projects (as we have done in 2007 through 2009 at several of our facilities including Great Plains Correctional Facility and D. Ray James Prison).  As part of the evaluation of our development efforts, we will assess (a) whether a given development project was brought into service in accordance with our expectation as to time and expense; and (b) the number of projects in development or under consideration at the relevant point in time.  In addition to the focus on new projects, capacity will reflect our success in renewing and maintaining existing contracts and facilities.  It will also reflect any closure of programs or facilities due to underutilization or failure to earn an adequate risk-adjusted rate of return.  We must also be cognizant of the possibility that state or local budgetary limitations may cause the contractual commitment to a given facility to be reduced or even eliminated, which would require us to either secure an alternate customer or close the operation.

Occupancy.  Occupancy is typically expressed in terms of percentage of contract capacity utilized.  We look at occupancy to assess the efficacy of both our efforts to market our facilities and our efforts to retain existing customers or contracts.  Because revenue varies directly with occupancy, occupancy is a driver of our revenues. Our industry experiences significant economies of scale, whereby as occupancy rises, operating costs per resident decline. Some of our contracts are “take-or-pay,” meaning that the agency making use of the facility is obligated to pay for beds even though they are not used.  Historically, occupancy percentages in many of our facilities have been high and we are mindful of the need to maintain such occupancy levels.  As new development projects are brought into service, occupancy percentages may decline until the projects reach full utilization (as, for example, with the activation of the 1,100 bed expansion at Great Plains Correctional Facility during the fourth quarter of 2008). Where we have commitments for utilization before the commencement of operations, occupancy percentages reflect the speed at which a facility achieves full service/implementation. However, we may decide to undertake development projects without written commitments to make full use of a facility. In these instances, we have performed our own assessment, based on discussions with local government or other potential customer representatives and analysis of other factors, of the demand for services at the facility.  There is no assurance that we would recover our initial investment in these projects.  We will monitor occupancy as a measure of the accuracy of our estimation of the demand for the services of a development facility, and will incorporate this information in future assessments of potential projects.

Per Diem Reimbursement Rates.  Per diem reimbursement rates are another key element of our gross revenue and operating margin since per diem contracts represent a majority of our revenues (61.1% for the three months ended March 31, 2009).  Per diem rates are a function of negotiation between management and a governmental unit at the inception of a contract or through the bidding process.  Actual per diem rates vary dramatically across our business segments, and as well as within each business segment depending upon the particular service or program provided. The initial per diem rates often change during the term of a contract in accordance with a schedule.  The amount of the change can be a fixed amount set forth within the contract, an amount determined by formulas set forth within the contract or an amount determined by negotiations between management and the governmental unit (often these negotiations are along the same lines as the original per diem negotiation — a review of expenses and approval of an amount to recompense for expenses and assure the potential of an operating profit).  In recent years, as budgetary pressures on governmental units have increased, some of our customers have negotiated relief from formulaic increase provisions within their agreements or have declined to include in their appropriation legislation amounts that would increase the per diem rates payable under the contract. Based on the economic turmoil which began in the second half of 2008, we are expecting such pressures to continue in 2009 for many of our customers. In similar prior situations we have attempted to mitigate the impact of these developments by negotiating services provided, obtaining commitments for increased volume and other measures.  We may also choose to consider terminating an existing relationship at a given facility and replacing it with a new customer (as was done with our Great Plains Correctional Facility in 2007).

Revenues.  We derive substantially all of our revenues from providing adult corrections and treatment and juvenile justice, educational and treatment services outsourced by federal, state and local government agencies in the United States. Revenues for our services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis or on a cost-plus reimbursement basis. For the three months ended March 31, 2009, our revenue base consisted of 61.1% for services provided under per diem contracts, 33.5% for services provided under take-or-pay and management contracts, 3.4% for services provided under cost-plus reimbursement contracts, 1.8% for services provided under fee-for-service contracts and 0.2% from other miscellaneous sources.  For the three months ended March 31, 2008, our revenue base consisted of 51.9% for services provided under per diem contracts, 41.7% for services provided under take-or-pay and management contracts, 4.1% for services provided under cost-plus reimbursement contracts, 2.0% for services provided under fee-for-service contracts and 0.3% from other miscellaneous sources.  The increase in revenues provided under per diem contracts (and the decrease in revenues provided under take-or-pay and management contracts) primarily reflects the transition of our contract with the Arizona Department of Corrections from a take-or-pay contract to a per diem contract upon the activation (and subsequent ramp in the fourth quarter of 2008) of its 1,100 bed expansion. In addition, we also terminated several management contracts in 2008 (including Salt Lake Valley Detention Center and Lincoln County Detention Center in September 2008 and February 2008, respectively).

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

Revenues-Adult Secure Services.  Revenues for our Adult Secure Services division are primarily generated from per diem, take-or-pay and management contracts.  For the three months ended March 31, 2009, and 2008, we realized average per diem rates on our adult secure facilities of approximately $53.75 and $55.56, respectively. The 2008 average per diem rate benefited from a contract-based revenue adjustment for the contract year ended March 2008 in the amount of approximately $1.5 million at the RCC. We periodically have experienced pressure from contracting governmental agencies to limit or even reduce per diem rates. Many of these governmental entities are under severe budget pressures and we anticipate that governmental agencies may periodically approach us in 2009 about per diem rate concessions (or decline to provide funding for contractual rate increases).  Decreases in, or the lack of anticipated increases in, per diem rates could adversely impact our operating margin.

Revenues-Abraxas Youth and Family Services.  Revenues for our Abraxas Youth and Family Services division are primarily generated from per diem, fee-for-service and cost-plus reimbursement contracts.  For the three months ended March 31, 2009 and 2008, we realized average per diem rates on our residential youth and family services facilities of approximately $197.51 and $186.94, respectively. The increase in the average per diem rate for 2009 reflects the continued ramp-up of the Cornell Abraxas Academy (reactivated in the fourth quarter of 2006), the reactivation of the Hector Garza Residential Treatment Center in August 2007 as well as changes in the mix of services provided and customers served at other facilities.  For the three months ended March 31, 2009 and 2008, we realized average fee-for-service rates for our non-residential community-based Abraxas Youth and Family Services facilities and programs, including rates that are limited by Medicaid and other private insurance providers, of approximately $45.04 and $50.24, respectively. The fluctuation in the average fee-for-service rates for 2009 and 2008 is due to changes in the mix of services provided at our non-residential facilities. The majority of our Abraxas Youth and Family Services contracts renew annually.

Revenues-Adult Community-Based Services.  Revenues for our Adult Community-Based Services division are primarily generated from per diem and fee-for-service contracts. For the three months ended March 31, 2009 and 2008, we realized average per diem rates on our residential adult community-based facilities of approximately $67.25 and $65.96, respectively. For the three months ended March 31, 2009 and 2008, we realized average fee-for-service rates on our non-residential Adult Community-Based Services facilities and programs of approximately $9.07 and $13.11, respectively.  Our average fee-for-service rates fluctuate from year to year principally due to changes in the mix of services provided by our various Adult Community-Based Services programs and facilities.

Operating Margins.  We have historically experienced higher operating margins in our Adult Secure Services and Adult Community-Based Services divisions as compared to our Abraxas Youth and Family Services division. Our operating margin, in a given period, will be impacted by those facilities which may either be underutilized, dormant or have been reactivated during the period. As previously discussed, we have reactivated several facilities, including the Cornell Abraxas Academy and the Hector Garza Residential Treatment Center in 2006 and 2007, respectively. We have also expanded several of our Adult Secure facilities in 2008 (D. Ray James Prison, Great Plains Correctional Facility and Walnut Grove Youth Correctional Facility, for example), which provides the opportunity to leverage existing infrastructure. Additionally, our operating margins within a division can vary from facility to facility based on whether a facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the mix of services provided, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract and our ability to increase a facility’s contract revenue. Under take-or-pay contracts, such as the contract at the Moshannon Valley Correctional Center, operating margins are typically higher during the early stages of the contract as the facility’s population ramps up (as revenues are received at contract percentages regardless of actual occupancy). As the variable costs (primarily resident-related and certain facility costs) increase with the growth in population, operating margins will generally decline to a stabilized level. Following its activation in April 2006, we experienced such operating margin impact pertaining to the Moshannon Valley Correctional Center in the third and fourth quarters of 2006. A decline in occupancy at our Abraxas Youth and Family Services facilities can have a more significant impact on operating margins than our Adult Secure Services division due to the longer periods typically required to ramp resident population at a youth facility.  In addition, decreased utilization, particularly at our Abraxas Youth and Family Services facilities, will also generally negatively impact our operating margins.

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

We are responsible for all facility operating costs, except for certain debt service and interest or lease payments for facilities where we have a management contract only. At these facilities, the facility owner is responsible for all debt service and interest or lease payments related to the facility. We are responsible for all other operating expenses at these facilities. We operated 14 and 16 facilities under management contracts at March 31, 2009 and 2008, respectively. Included in the facilities under management contracts at March 31, 2009 were the Walnut Grove Youth Correctional Facility and the eight Los Angeles County Jails, which represented 1,714 beds of service capacity, or approximately 82.5%, of the residential service capacity represented by management contracts.

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

Newly opened facilities are staffed according to applicable regulatory or contractual requirements when we begin receiving offenders or clients. Offenders or clients are typically assigned to a newly opened facility on a phased-in basis over a one- to six-month period. Our start-up period for new juvenile operations is 12 months from the date we begin recognizing revenue unless break-even occupancy levels are achieved before then. The actual time required to ramp a juvenile facility (with an approximate capacity, for example, of 100 to 200 beds) may be a period of one to three years. Our start-up period for new adult operations is nine months from the date we begin recognizing revenue unless break-even occupancy levels are achieved before then.  The approximate time to ramp an adult facility of approximately 1,000 beds may be a period of three to six months, depending upon the customer requirements.  Although we typically recover these upfront costs over the life of the contract, quarterly results can be substantially affected by the timing of the commencement of operations as well as the development and construction of new facilities.

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

Recent Developments

D. Ray James Prison

In August 2007, we announced that we were initiating a second expansion of the D. Ray James Prison. This expansion project increased the facility’s service capacity by an additional 700 beds for a total service capacity of approximately 2,800 beds. This expansion project began in the first quarter of 2008 and was completed at the beginning of April 2009. We are marketing this additional expansion to multiple customers but believe those beds are well suited for a Georgia Department of Corrections (“Georgia DOC”) bid that requires expansion of an existing Georgia DOC-contracted facility. We can make no assurance that we will be awarded this contract.

Hudson, Colorado

In August 2008, we entered into an agreement pursuant to which we will lease a new 1,250 male bed adult secure facility in Hudson, Colorado. The facility is owned by a third party and is being built on land we sold to the third party. We retained approximately 270 acres out of the original 320 acres we acquired in 2007. We anticipate the construction, which began in the third quarter of 2008, to be completed in late 2009. We have signed an implementation agreement with the Colorado Department of Corrections (“Colorado DOC”), which governs the construction of the facility and contemplates a service agreement which can be entered into upon completion of the implementation agreement.  We would expect to begin receiving inmates upon the activation of the facility, which is currently anticipated to be during the first quarter of 2010.  We expect to enter into a service agreement for the facility with the Colorado DOC but can make no assurances that we will do so (or what the possible timing might be).

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

Cash Flows From Operating Activities.  Cash flows used in operating activities were approximately $2.1 million for the three months ended March 31, 2009 compared to cash provided by operating activities of approximately $7.2 million for the three months ended March 31, 2008. The decrease from the prior period was principally due to changes in certain working capital accounts (including accounts receivable, accounts payable and accrued liabilities) due to timing of receipts and payments.

Cash Flows From Investing Activities.  Cash used in investing activities was approximately $3.5 million for the three months ended March 31, 2009 due primarily to capital expenditures of approximately $3.2 million, primarily related to the facility expansion projects at the D. Ray James Prison and the Great Plains Correctional Facility. There were also net payments to the restricted debt payment account of approximately $0.4 million. Cash used in investing activities was approximately $12.6 million for the three months ended March 31, 2008 due primarily to capital expenditures of approximately $11.9 million, primarily related to the facility expansion projects at the D. Ray James Prison and the Great Plains Correctional Facility. There were also net payments to the restricted debt payment account of approximately $0.7 million.

Cash Flows From Financing Activities.  Cash provided by financing activities was approximately $1.3 million for the three months ended March 31, 2009 due primarily to net borrowings on our Amended Credit Facility of $1.0 million and proceeds from the exercise of stock options of $0.3 million. Cash provided by financing activities was approximately $5.2 million for the three months ended March 31, 2008 due primarily to net borrowings on our Amended Credit Facility of $5.0 million.

Treasury Stock Repurchases.  We did not purchase any of our common stock in the three months ended March 31, 2009 and 2008.  Under the terms of our Senior Notes and our Amended Credit Facility, we can purchase shares of our stock subject to certain cumulative restrictions.

Long-Term Credit Facilities.  Our Amended Credit Facility provides for borrowings up to $100.0 million (including letters of credit), matures in December 2011 and bears interest, at our election depending on our total leverage ratio, at either the LIBOR rate plus a margin ranging from 1.50% to 2.25%, or a rate which ranges from 0.00% to 0.75% above the applicable prime rate. The available commitment under our Amended Credit Facility was approximately $8.6 million at March 31, 2009.  We had outstanding borrowings under our Amended Credit Facility of $76.0 million and we had outstanding letters of credit of approximately $15.4 million at March 31, 2009.  Subject to certain requirements, we have the right to increase the commitments under our Amended Credit Facility up to $150.0 million, although the indenture for our Senior Notes limits our ability, subject to certain conditions, to expand the Amended Credit Facility beyond $100.0 million. We can provide no assurance that all of the banks that have made commitments to us under our Amended Credit Facility would be willing to participate in an expansion to the Amended Credit Facility should we desire to do so.  The Amended Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. The Amended Credit Facility is not secured by the assets of MCF, a special purpose entity. Our Amended Credit Facility contains commonly used covenants including compliance with laws and limitations on certain financing transactions and mergers and also includes various financial covenants.  We believe the most restrictive covenant under our Amended Credit Facility is the fixed charge coverage ratio.  At March 31, 2009, we were in compliance with all of our debt financial covenants.

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

Upon the occurrence of specified change of control events, unless we have exercised our option to redeem all the Senior Notes as described above, each holder will have the right to require us to repurchase all or a portion of such holder’s Senior Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, on the Senior Notes repurchased, to the applicable date of purchase.  The Senior Notes were issued under an indenture which limits our ability and the ability of our Guarantors to, among other things, incur additional indebtedness, pay dividends or make other distributions, make other restricted payments and investments, create liens, enter into transactions with affiliates, and engage in mergers, consolidations and certain sales of assets.

In conjunction with the issuance of the Senior Notes, we entered into an interest rate swap transaction with a financial institution to hedge our exposure to changes in the fair value on $84.0 million of our Senior Notes.  The purpose of this transaction was to convert future interest due on $84.0 million of the Senior Notes to a variable rate.  The terms of the interest rate swap contract and the underlying debt instrument were identical.  The swap agreement was designated as a fair value hedge.  The swap had a notional amount of $84.0 million and was scheduled to mature in July 2012 to mirror the maturity of the Senior Notes.  Under the agreement, we paid, on a semi-annual basis (each January 1 and July 1), a floating rate based on a six-month U.S. dollar LIBOR rate, plus a spread, and received a fixed-rate interest of 10.75%. The swap agreement was marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the Senior Notes.  The carrying value of the Senior Notes as of this date was adjusted accordingly by the same amount. Because the swap agreement was an effective fair-value hedge, there was no effect on our results of operations from the mark-to-market adjustment as long as the swap was in effect. In October 2007, we terminated the swap agreement. We received approximately $0.2 million in conjunction with the termination, which is being amortized over the remaining term of the Senior Notes.

Future Liquidity

Our shelf registration statement under Form S-3 for potential offerings from time to time of up to $75.0 million in gross proceeds of debt securities, common stock, preferred stock, warrants or certain other securities was declared effective by the Securities and Exchange Commission in September 2008.

We expect to use existing cash balances, internally generated cash flows and borrowings from our Amended Credit Facility to fulfill anticipated obligations such as capital expenditures, working-capital needs and scheduled debt maturities over at least the next twelve months.  As of March 31, 2009, we had approximately $8.6 million of available capacity under our Amended Credit Facility.  We will continue to analyze our capital structure, including a potential refinancing of our Senior Notes and financing for our expected future capital expenditures, including any potential acquisitions.  We will consider potential acquisitions from time to time.  Our principal focus for acquisitions is anticipated to be in our Adult Secure and Adult Community-Based divisions, although we would also pursue attractively priced acquisitions in our Abraxas Youth and Family Services division.  We may decide to use internally generated funds, bank financing, equity issuances, debt issuances or a combination of any of the foregoing to finance our future capital needs. We may also seek to repurchase some of our common stock and/or retire debt by purchasing some of our Senior Notes from time to time, depending on prevailing market conditions. The repurchase of stock and/or purchase of Senior Notes would be accomplished through open market purchases, private purchases, or a combination of both. At March 31, 2009, we believe we have sufficient liquidity necessary to complete those projects for which we have outstanding commitments.

Our internally generated cash flow is directly related to our business. Should the private corrections and juvenile businesses deteriorate, or should we experience poor results in our operations, cash flow from operations may be reduced. We have, however, continued to generate positive cash flow from operating activities over recent years and expect that cash flow will continue to be positive over the next year. Our access to debt and equity markets may be reduced or closed to us due to a variety of events, including, among others, industry conditions, general economic conditions, market conditions, credit rating agency downgrades of our debt and/or market perceptions of us and our industry.  The extreme volatility seen in the financial markets beginning in the third quarter of 2008 has continued into the second quarter of 2009 and is expected to be present for the near term.  Such volatility could result in decreased availability of capital at economical terms and could also put additional financial and budgetary pressure on our customers.  Such conditions could potentially result in our inability to pursue additional future growth opportunities (such as facility expansions or new facility construction) and, if coupled with unexpected client, operational or other issues affecting our cash flow, in a need to seek additional financing at terms we would otherwise not accept.

In addition, our accounts receivable are with federal, state, county and local government agencies, which we believe generally reduces our credit risk.  However, it is possible that situations such as continuing budget resolutions, delayed passage of budgets or budget pressures may increase the length of repayment of certain of these receivables.

Results of Operations

The following table sets forth for the periods indicated the percentages of revenues represented by certain items in our consolidated statements of operations.

	Three Months Ended March 31,
	2009	2008

Revenues	100.0%	100.0%
Operating expenses, excluding depreciation	73.1	73.5
Depreciation and amortization	4.9	4.4
General and administrative expenses	6.2	6.9
Income from operations	15.8	15.2
Interest expense, net	5.9	6.6
Income from operations before provision for income taxes	9.9	8.6
Provision for income taxes	4.1	3.7
Net income	5.8	4.9
Non-controlling interest	0.5	—
Income available to shareholders	5.3%	4.9%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues.  Revenues increased approximately $4.3 million, or 4.5%, to $99.7 million for the three months ended March 31, 2009 from approximately $95.4 million for the three months ended March 31, 2008.

Adult Secure Services. Adult Secure Services revenues increased approximately $7.0 million, or 14.0%, to $56.9 million for the three months ended March 31, 2009 from approximately $49.9 million for the three months ended March 31, 2008 due primarily to (1) an increase in revenues of $5.0 million at the Great Plains Correctional Facility due to increased occupancy as a result of a facility expansion completed in September 2008, (2) an increase in revenues of $0.7 million at the Walnut Grove Youth Correctional Facility (“Walnut Grove”) due to a facility expansion completed in the third quarter of 2008, (3) an increase in revenues of $0.5 million at the Regional Correctional Center (“RCC”) due to improved occupancy and (4) an increase in revenues of $0.4 million at the D. Ray James Prison due to increased occupancy related to a facility expansion completed in February 2008. The remaining net increase in revenues of $0.4 million was due to various fluctuations in revenues at our other adult secure facilities.

At March 31, 2009, we operated ten adult secure facilities with an aggregate service capacity of 12,841.  Average contract occupancy was 91.9% for the three months ended March 31, 2009 compared to 95.5% for the three months ended March 31, 2008. The decrease in the average contract occupancy is primarily due to the additional capacity brought into operations in September 2008 at Walnut Grove, which we began ramping during the fourth quarter of 2008, as well as under-utilization at certain California facilities. The average per diem rate was $53.75 and $55.56 for the three months ended March 31, 2009 and 2008, respectively.

Abraxas Youth and Family Services. Abraxas Youth and Family Services revenues decreased approximately $2.1 million, or 7.6%, to $25.7 million for the three months ended March 31, 2009 from $27.8 million for the three months ended March 31, 2008 due primarily to (1) a decrease in revenues of $0.9 million at the Cornell Abraxas 1 facility (“A-1”) due to decreased occupancy, and (2) a decrease in revenues of $0.9 million due to the termination of our management contract for the Salt Lake Valley Detention Center as of September 2008.  The remaining net decrease in revenues of $0.3 million was due to various insignificant fluctuations in revenues at our other Abraxas Youth and Family Services facilities and programs.

At March 31, 2009, we operated 17 residential Abraxas Youth and Family Services facilities and 11 non-residential community-based programs and facilities with an aggregate service capacity of 3,321. Additionally, we had one vacant facility with a service capacity of 70 beds. Average contract occupancy for the three months ended March 31, 2009 was 83.9% compared to 85.5% for the three months ended March 31, 2008.  The decrease in 2009 average contract occupancy reflects the under-utilization at certain facilities, including A-1.

The average per diem rate for our residential Abraxas Youth and Family Services facilities was $197.51 for the three months ended March 31, 2009 compared to $186.94 for the three months ended March 31, 2008.  The increase in the 2009 average per diem rate reflects the continued ramp-up of the Abraxas Academy as well as changes in the mix of services provided at other facilities.  Our average fee-for-service rate for our non-residential Abraxas Youth and Family Services community-based facilities and programs was $45.04 for the three months ended March 31, 2009 compared to $50.24 for the three months ended March 31, 2008.  Our average fee-for-service rate can fluctuate from period-to-period depending on the mix of services provided at our various non-residential Abraxas Youth and Family Services facilities and programs.

Adult Community-Based. Adult Community-Based Services revenues decreased approximately $0.5 million, or 2.8%, to $17.2 million for the three months ended March 31, 2009 from $17.7 million for the three months ended March 31, 2008 due primarily to the termination of our management contract for the Lincoln County Detention Center in May 2008 (we gave notice of early termination of our management contract for the facility in February 2008 due to continual staffing and other issues in the rural area). This contract generated revenues of $0.5 million in the three months ended March 31, 2008.

At March 31, 2009, we operated 28 residential Adult Community-Based Services facilities and three non-residential community-based programs with an aggregate service capacity of 3,960. Average contract occupancy for the three months ended March 31, 2009 was 104.3% compared to 100.6% for the three months ended March 31, 2008.

The average per diem rate for our residential Adult Community-Based Services facilities was $67.25 for the three months ended March 31, 2009 compared to $65.96 for the three months ended March 31, 2008. The average fee-for-service rate for our non-residential Adult Community-Based Services programs was $9.07 for the three months ended March 31, 2009 compared to $13.11 for the three months ended March 31, 2008.  Our average fee-for-service rates fluctuate as a result of changes in the mix of services provided by our various Adult Community-Based Services programs and facilities.

Operating Expenses. Operating expenses increased approximately $2.7 million, or 3.8%, to $72.9 million for the three months ended March 31, 2009 from $70.2 million for the three months ended March 31, 2008.

Adult Secure Services. Adult Secure Services operating expenses increased approximately $4.3 million, or 13.3%, to $36.7 million for the three months ended March 31, 2009 from $32.4 million for the three months ended March 31, 2008. The increase was primarily due to (1) an increase in operating expenses of $2.2 million at the Great Plains Correctional Facility due to increased occupancy following a facility expansion completed in September 2008, (2) an increase in operating expenses of $0.5 million at the Walnut Grove Youth Correctional Facility due to increased occupancy following the completion of a facility expansion in the third quarter of 2008, (3) an increase in operating expenses of $0.5 million at the Big Spring Correctional Center due to increased occupancy and (4) an increase in operating expenses of $0.6 million at the D. Ray James Prison due to increased occupancy following a facility expansion completed in February 2008. The remaining net increase in operating expenses of $0.5 million was due to various insignificant fluctuations in operating expenses at our other Adult Secure Services facilities.

As a percentage of segment revenues, Adult Secure Services operating expenses were 64.5% for the three months ended March 31, 2009 compared to 64.9% for the three months ended March 31, 2008.

Abraxas Youth and Family Services.  Abraxas Youth and Family Services operating expenses decreased approximately $1.1 million, or 4.3%, to $24.2 million for the three months ended March 31, 2009 from $25.3 million for the three months ended March 31, 2008 due primarily to (1) a decrease in operating expenses of $1.0 million due to the termination of our management contract for the Salt Lake Valley Detention Center in September 2008, (2) a decrease in operating expenses of $0.5 million due to the termination of our management contract for the Reading Alternative Education School Program in June 2008 and (3) a decrease in operating expenses of $0.4 million at A-1 due to reduced occupancy.  The decrease in operating expenses due to the above was offset, in part; by an increase in operating expenses of $0.6 million at the Cornell Abraxas Academy and $0.3 million at the Texas Adolescent Treatment Center, both due to improved occupancy.  The remaining net decrease in operating expenses of $0.1 million was due to various insignificant fluctuations in operating expenses at our other Abraxas Youth and Family Services facilities and programs.

As a percentage of segment revenues, Abraxas Youth and Family Services division operating expenses were 94.4% for the three months ended March 31, 2009 compared to 91.1% for the three months ended March 31, 2008.  The decrease in the 2009 operating margin was due to the lower utilization at those facilities previously noted.

Adult Community-Based Services. Adult Community-Based Services operating expenses decreased approximately $0.5 million, or 4.0%, to $12.0 million for the three months ended March 31, 2009 from $12.5 million for the three months ended March 31, 2008 due primarily to a decrease in operating expenses of $0.4 million due to the termination of our management contract for the Lincoln County Detention Center in May 2008 (we gave notice of early termination of our management contract for the facility in February 2008 due to continual staffing and other issues in the rural area).  The remaining net decrease in operating expenses of $0.1 million was due to various insignificant fluctuations in operating expenses at our other Adult Community-Based facilities and programs.

As a percentage of segment revenues, Adult Community-Based Services operating expenses were 69.8% for the three months ended March 31, 2009 compared to 70.7% for the three months ended March 31, 2008.

Pre-opening and start-up expenses.  There were no pre-opening and start-up expenses for the three months ended March 31, 2009 and 2008.

Depreciation and Amortization.  Depreciation and amortization was approximately $4.9 million and $4.2 million for the three months ended March 31, 2009 and 2008, respectively.  The increase in depreciation expense in the three months ended March 31, 2009 was due primarily to additional depreciation expense resulting from the facility expansions at the Big Spring Correctional Center, the Great Plains Correctional Center and the D. Ray James Prison.  Amortization of intangibles was approximately $0.4 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively.

General and Administrative Expenses.  General and administrative expenses decreased approximately $0.4 million, or 6.2%, to approximately $6.1 million for the three months ended March 31, 2009 from $6.5 million for the three months ended March 31, 2008 due primarily to a decrease in 2009 of approximately $0.4 million in stock-based compensation expense over the same period of the prior year.

Interest.  Interest expense, net of interest income, decreased approximately $0.3 million, or 4.8%, to $6.0 million for the three months ended March 31, 2009 from $6.3 million for the three months ended March 31, 2008 due primarily to (1) a decrease in interest expense of $0.2 million due to a lower outstanding principal balance on MCF’s bonds and (2) an increase in capitalized interest of $0.2 million in the 2009 period.  For the three months ended March 31, 2009, we capitalized interest of approximately $0.7 million related to the 700 bed facility expansion project at the D. Ray James Prison.  For the three months ended March 31, 2008, we capitalized interest of $0.5 million related to the facility expansion projects at the Great Plains Correctional Facility and the D. Ray James Prison.

Income Taxes. For the three months ended March 31, 2009, we recognized a provision for income taxes at an estimated effective rate of 41.7%.  For the three months ended March 31, 2008, we recognized a provision for income taxes at an estimated effective rate of 43.5%. The reduction in the estimated income tax rate in 2009 is principally due to an increase in operating income across certain of our business segments and the decreased impact of certain nondeductible expenses.

Contractual Uncertainties Related to Certain Facilities

Regional Correctional Center.  The Office of Federal Detention Trustee (“OFDT”) holds the contract for the use of the RCC on behalf of ICE, USMS and the BOP with Bernalillo County through an intergovernmental services agreement, and we have an operating and management agreement with Bernalillo County.  In July 2007, we were notified by ICE that it was removing all ICE detainees from the RCC and the removal was completed in early August 2007.  The facility is still being utilized by the USMS, and since May 2008 by the BOP, but not at its full capacity.  In February 2008, ICE informed us that it would not resume use of the facility.  In February 2008, OFDT attempted to unilaterally amend its agreement with the County to reduce the number of minimum annual guaranteed mandays under the agreement from 182,500 to 66,300.  Neither we nor the County believe OFDT has the right to unilaterally amend the contract in this manner, and OFDT has been informed of our position. Although either party to the intergovernmental services agreement has the right to terminate upon 180 days notice, neither party has exercised such right as of March 31, 2009.

There is a pending lawsuit against the County concerning the County jail system, known as the “McClendon” case. In 1994,  plaintiffs sued the County in federal district court in the District of New Mexico over conditions at the county jail, which was then located at what is now the Regional Correctional Center and run by the County.  The County subsequently built their new Metropolitan Detention Center to house the County inmates and also negotiated two stipulated agreements in 2004 designed to end the McClendon lawsuit.   These stipulated settlements covered the Metropolitan Detention Facility and were approved by the Court in 2005 (the “2005 settlement agreements”).

 In March 2009, the Federal Judge presiding over the case issued an Order based on motions filed by Plaintiffs class counsel asking the Judge to reform the 2005 settlement agreements to allow for access to the RCC.  In those motions, the Plaintiffs also requested alternative relief in the form of withdrawal of the Court’s approval of the 2005 settlement agreements.  Based on our interpretation of the Order, the Judge denied Plaintiffs’ request for access to the RCC, granted the alternative relief requested, withdrew her approval of the 2005 settlement agreements and granted the option to Plaintiffs to rescind their 2005 settlement agreements.   The Plaintiffs chose to rescind the 2005 settlement agreements.  In the Order, the Judge concluded that the RCC at least to the extent it is used to house detainees by Bernalillo County pursuant to the intergovernmental services agreement, is part of the county jail system.  The County has informed us that it does not believe McClendon should apply to the RCC and the County has filed a notice of appeal with the Court.  We are not a party to this lawsuit and the ramifications of the Court’s Order to our operation of the RCC are unclear.

The 2005 settlement agreements imposed various conditions on the Metropolitan Detention Center that resulted in material increases to its operating costs.  The effect of the rescission of the 2005 settlement agreements is unclear since those settlement agreements replaced prior settlement agreements approved in 1996.  We do not believe we are contractually obligated to bear any incremental costs of complying with any settlement agreements in the McClendon case although the County has expressed to us that it may want us to absorb a portion of any costs that would be incurred.   We currently plan to continue to operate the facility and also continue with our marketing plans for the Regional Correctional Center.

Revenues for this facility were approximately $3.0 million and $2.6 million for the three months ended March 31, 2009 and 2008, respectively. The net carrying value of the leasehold improvements for this facility was approximately $0.6 million and $1.1 million at March 31, 2009 and December 31, 2008, respectively. Our lease for this facility requires monthly rent payments of approximately $0.13 million for the remaining term of the lease (which has been extended through June 2010). To date, although we have several federal agencies using the RCC, the facility still has available capacity. Our inability to expand the existing population with current or new customers or any disruption of our operations due to activity in the McClendon case could have an adverse effect on our financial condition, results of operations and cash flows.  We believe that pursuant to the provisions of SFAS No. 144, no impairment to the carrying value of the leasehold improvements for this facility has occurred.

Hector Garza Residential Treatment Center.  In October 2005, we initiated the temporary closure of this MCF leased facility in San Antonio, Texas. We reactivated the facility during the third quarter of 2007. The net carrying value for this facility was approximately $4.0 million at March 31, 2009 and December 31, 2008.  We believe that, pursuant to the provisions of SFAS No. 144, no impairment to the carrying value of this facility has occurred due to existing (and increasing) demand from current customers (including the Texas Youth Commission) and anticipated incremental demand from additional multiple customers to whom the facility is being marketed (including several current requests for proposal).

Contractual Obligations and Commercial Commitments

We have assumed various financial obligations and commitments in the ordinary course of conducting our business.  We have contractual obligations requiring future cash payments, such as management, consulting and non-competition agreements.

We maintain operating leases in the ordinary course of our business activities.  These leases include those for operating facilities, office space and office and operating equipment, and the agreements expire between 2009 and 2075. As of March 31, 2009, our total commitment under these operating leases was approximately $118.8 million.

The following table details the known future cash payments (on an undiscounted basis) related to our various contractual obligations as of March 31, 2009 (in thousands):

	Payments Due by Period
			2010 -	2012 -
	Total	2009	2011	2013	Thereafter

Contractual Obligations:
Long-term debt — principal
• Cornell Companies, Inc.	$112,000	$—	$—	$112,000	$—
• Special Purpose Entity	134,100	12,400	28,000	33,000	60,700
Long-term debt — interest
• Cornell Companies, Inc.	39,130	9,030	24,080	6,020	—
• Special Purpose Entity	50,257	5,679	19,482	14,534	10,562
Revolving line of credit-principal
• Cornell Companies, Inc.	76,000	—	76,000	—	—
Revolving line of credit-interest
• Cornell Companies, Inc.	2,150	1,030	1,120	—	—
Capital lease obligations
• Cornell Companies, Inc.	24	10	14	—	—
Construction commitments	7,182	7,182	—	—	—
Operating leases	118,847	5,506	24,309	21,876	67,156
Consultative and non-compete agreements	243	243	—	—	—
Total contractual cash obligations	$539,933	$41,080	$173,005	$187,430	$138,418

Approximately $2.6 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48 as of March 31, 2009 but are not included in the contractual obligations table above because we are uncertain as to if or when such amounts may be settled.  Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for potential penalties of approximately $0.1 million and for interest of approximately $0.1 million as of March 31, 2009.

We enter into letters of credit in the ordinary course of operating and financing activities.  As of March 31, 2009, we had outstanding letters of credit of approximately $15.4 million primarily for certain workers’ compensation insurance and other operating obligations.  The following table details our letters of credit commitments as of March 31, 2009 (in thousands):

	Total	Amount of Commitment Expiration Per Period
	Amounts	Less than			More Than
	Committed	1 Year	1-3 Years	3-5 Years	5 Years
Commercial Commitments:
Standby letters of credit	$15,449	$14,199	$1,250	$—	$—

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

Interest Rate Exposure

Our exposure to changes in interest rates primarily results from our Amended Credit Facility, as these borrowings have floating interest rates.  The debt on our consolidated financial statements at March 31, 2009 with fixed interest rates consist of the 8.47% Bonds issued by MCF, a special purpose entity, in August 2001 in connection with the 2001 Sale and Leaseback Transaction and $112.0 million of Senior Notes.  The detrimental effect of a hypothetical 100 basis point increase in interest rates on our current borrowings under our Amended Credit Facility would be to reduce income before provision for income taxes by approximately $0.2 million for the three months ended March 31, 2009.  At March 31, 2009, the fair value of our consolidated debt was approximately $315.0 million based upon quoted market prices or discounted future cash flows using the same or similar securities.

Inflation

Other than personnel, resident/inmate medical costs at certain facilities, and employee medical and worker’s compensation insurance costs, we believe that inflation has not had a material effect on our results of operations during the past two years.  We have experienced significant increases in resident/inmate medical costs and employee medical and worker’s compensation insurance costs, and we have also experienced higher personnel costs during the past two years. Most of our facility management contracts provide for payments of either fixed per diem fees or per diem fees that increase by only small amounts during the term of the contracts. Inflation could substantially increase our personnel costs (the largest component of our operating expenses), medical and insurance costs or other operating expenses at rates faster than any increases in contract revenues.  Food costs (part of our resident/inmate care costs) have also been subject to rising prices in 2009.  We believe we have limited our exposure through long-term contracts with fixed term pricing.

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

Changes in Internal Control over Financial Reporting

In connection with the evaluation as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act, we have not identified any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during our fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II     OTHER INFORMATION

ITEM 1.	Legal Proceedings.

See Part I, Item 1. Note 9 to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A.	Risk Factors.

The risk factors as previously discussed in our Form 10-K for the fiscal year ended December 31, 2008 are incorporated herein by this reference. There were no material changes to such risk factors.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.

Submission of Matters to a Vote of Security Holders.

None

ITEM 5.

Other Information.

None.

ITEM 6.	Exhibits.

	31.1*	Section 302 Certification of Chief Executive Officer
	31.2*	Section 302 Certification of Chief Financial Officer
	32.1**	Section 906 Certification of Chief Executive Officer
	32.2**	Section 906 Certification of Chief Financial Officer

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNELL COMPANIES, INC.

Date: May 8, 2009	By:	/s/ James E. Hyman
JAMES E. HYMAN
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: May 8, 2009	By:	/s/ John R. Nieser
JOHN R. NIESER
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)