Form 10-K/A
period 2008-12-31
CORNELL COMPANIES INC
filed 2009-07-02
CIK 1016152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

Cornell Companies, Inc.

2008 Form 10-K

Page

Explanatory Note	3
Exhibit 31.1
Exhibit 31.2

Explanatory Note

This Amendment No. 1 amends Cornell Companies, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 6, 2009 (the “Original Filing”).  The Company is filing this Amendment No. 1 for the sole purpose of filing revised Exhibits 31.1 and 31.2, which include the conformed signatures of the Company’s Chief Executive Officer, President and Chairman of the Board and Chief Financial Officer, Senior Vice President and Treasurer.  The conformed signatures to these exhibits were inadvertently not included in the Original Filing.  Amendment No. 1 does not include the entire Form 10-K.

Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and Cornell Companies, Inc. has not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the Original Filing, or to modify the disclosure contained in the Original Filing other than to reflect the changes described above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 2, 2009.

SIGNATURE	TITLE

/s/ James E. Hyman	Chief Executive Officer, President and Chairman of the Board
James E. Hyman	(Principal Executive Officer)

/s/ John R. Nieser	Chief Financial Officer, Senior Vice President and Treasurer
John R. Nieser	(Principal Financial Officer and Principal Accounting Officer)