Form 10-Q
period 2009-06-30
CORNELL COMPANIES INC
filed 2009-08-07
CIK 1016152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Yes  ☐ No ☒

At August 5, 2009, the registrant had 16,412,802 shares of common stock outstanding.

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

•                  pricing and per diem rates,

•                  contract commencements,

•                  new contract opportunities,

•                  operations at, future contracts for, and results from our Regional Correctional Center,

•                  the timing (including ramp of facility population) and other aspects of planned expansions, including without limitation the D. Ray James Prison and Walnut Grove Youth Correctional Facility expansions, and client contracts for such facilities,

•                  the construction and lease of the new facility in Hudson, Colorado and our contracts with the Colorado Department of Corrections,

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

PART I FINANCIAL INFORMATION

ITEM 1.      Financial Statements.

CORNELL COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,620	$14,613
Accounts receivable — trade (net of allowance for doubtful accounts of $5,527 and $4,272, respectively)	64,565	64,622
Other receivables (net of allowance for doubtful accounts of $4,926)	1,681	4,766
Bond fund payment account and other restricted assets	38,299	31,370
Deferred tax assets	10,097	9,151
Prepaid expenses and other	5,886	6,368
Total current assets	137,148	130,890
PROPERTY AND EQUIPMENT, net	450,850	450,354
OTHER ASSETS:
Debt service reserve fund	24,195	23,750
Goodwill, net	13,308	13,308
Intangible assets, net	1,423	2,320
Deferred costs and other	17,022	16,299
Total assets	$643,946	$636,921

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$61,575	$69,093
Current portion of long-term debt	12,413	12,412
Total current liabilities	73,988	81,505
LONG-TERM DEBT, net of current portion	306,156	308,070
DEFERRED TAX LIABILITIES	18,649	17,491
OTHER LONG-TERM LIABILITIES	1,912	1,688
Total liabilities	400,705	408,754

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 30,000,000 shares authorized, 16,403,637 and 16,238,685 shares issued and 14,915,751 and 14,732,522 shares outstanding, respectively	16	16
Additional paid-in capital	166,441	164,746
Retained earnings	85,805	73,318
Accumulated other comprehensive income	1,549	1,676
Treasury stock (1,487,886 and 1,506,163 shares of common stock, at cost, respectively)	(11,888)	(12,034)
Total Cornell Companies, Inc.	241,923	227,722
Non-controlling interest	1,318	445
Total stockholders’ equity	243,241	228,167
Total liabilities and stockholders’ equity	$643,946	$636,921

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

REVENUES	$105,334	$94,646	$205,044	$190,038
OPERATING EXPENSES, EXCLUDING DEPRECIATION AND AMORTIZATION	74,734	68,280	147,627	138,491
DEPRECIATION AND AMORTIZATION	4,740	4,220	9,633	8,377
GENERAL AND ADMINISTRATIVE EXPENSES	6,270	7,232	12,408	13,766

INCOME FROM OPERATIONS	19,590	14,914	35,376	29,404

INTEREST EXPENSE	6,736	6,307	12,935	12,912
INTEREST INCOME	(160)	(740)	(406)	(1,050)

INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND NON-CONTROLLING INTEREST	13,014	9,347	22,847	17,542

PROVISION FOR INCOME TAXES	5,386	4,002	9,487	7,563

NET INCOME	7,628	5,345	13,360	9,979

NON-CONTROLLING INTEREST	398	—	873	—

INCOME AVAILABLE TO STOCKHOLDERS	$7,230	$5,345	$12,487	$9,979

EARNINGS PER SHARE:
BASIC	$.49	$.36	$.84	$.68
DILUTED	$.48	$.36	$.84	$.67

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	14,881	14,707	14,878	14,700
DILUTED	14,970	14,854	14,952	14,840

COMPREHENSIVE INCOME:
Net income	$7,628	$5,345	$13,360	$9,979
Other comprehensive income, net of tax: Unrealized gain (loss) on derivative instruments, net of tax (benefit) provision of ($429) and $83 in 2008	—	(618)	—	117
Total other comprehensive income, net of tax	7,628	4,727	13,360	10,096
Comprehensive income attributable to non-controlling interest	(398)	—	(873)	—
Comprehensive income attributable to Cornell Companies, Inc.	$7,230	$4,727	$12,487	$10,096

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional				Accumulated Other	Non-	Total
		Par	Paid-In	Retained	Treasury Stock		Comprehensive	Controlling	Stockholders’	Comprehensive
	Shares	Value	Capital	Earnings	Shares	Cost	Income	Interest	Equity	Income

BALANCES AT DECEMBER 31, 2008	16,238,685	$16	$164,746	$73,318	1,506,163	$(12,034)	$1,676	$445	$228,167	$––

NET INCOME	––	––	––	12,487	––	––	––	873	13,360	12,487
COMPREHENSIVE INCOME	––	––	––	––	––	––	––	––	––	$12,487
EXERCISE OF STOCK OPTIONS	2,550	––	32	––	––	––	––	––	32
INCOME TAX BENEFIT FROM STOCK OPTION EXERICES	––		(71)						(71)
DEFERRED AND OTHER STOCK COMPENSATION	153,983	––	1,363	––	––	––	––	––	1,363
AMORTIZATION OF GAIN ON TERMINATION OF DERIVATIVE	––	—	––	—	—	—	(127)	––	(127)
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	––	––	143	––	(18,277)	146	––	––	289
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	8,419	––	228	––	––	––	––	––	228

BALANCES AT JUNE 30, 2009	16,403,637	$16	$166,441	$85,805	1,487,886	$(11,888)	$1,549	$1,318	$243,241

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional				Accumulated Other	Non-	Total
		Par	Paid-In	Retained	Treasury Stock		Comprehensive	Controlling	Stockholders’	Comprehensive
	Shares	Value	Capital	Earnings	Shares	Cost	Income	Interest	Equity	Income

BALANCES AT DECEMBER 31, 2007	16,068,677	$16	$160,319	$51,127	1,515,046	$(12,105)	$1,092	$––	$200,449	$––

NET INCOME	––	––	––	9,979	––	––	––	––	9,979	9,979
UNREALIZED GAIN ON DERIVATIVE INSTRUMENTS, NET OF TAXES OF $83	––	––	––	––	––	––	117	––	117	117
COMPREHENSIVE INCOME	––	––	––	––	––	––	––	––	––	$10,096
EXERCISE OF STOCK OPTIONS	2,325	––	29	––	––	––	––	––	29
INCOME TAX BENEFIT FROM STOCK OPTION EXERCISES	––	––	3	––	––	––	––	––	3
DEFERRED AND OTHER STOCK COMPENSATION	139,637	––	1,712	––	––	––	––	––	1,712
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	––	––	83	––	(8,883)	71	––	––	154
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	7,595	––	268	––	––	––	––	––	268

BALANCES AT JUNE 30, 2008	16,218,234	$16	$162,414	$61,106	1,506,163	$(12,034)	$1,209	$––	$212,711

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,360	$9,979
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation	8,737	7,404
Amortization of intangibles and other assets	896	973
Impairment of long-lived assets	—	250
Amortization of deferred financing costs	635	725
Amortization of Senior Notes discount	92	92
Amortization of gain on termination of derivative	(127)	—
Stock-based compensation	1,634	1,888
Provision for bad debts	1,265	1,651
(Gain)loss on sale/disposals of property and equipment	(349)	33
Deferred income taxes	141	692
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(354)	2,176
Other restricted assets	(594)	(362)
Other assets	1,759	(476)
Accounts payable and accrued liabilities	(9,041)	1,450
Other long-term liabilities	224	(8)
Net cash provided by operating activities	18,278	26,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,493)	(38,996)
Sales of investment securities	—	250
Proceeds from the sale/disposals of fixed assets	1,688	17
Payments to restricted debt payment account, net	(6,780)	(7,425)
Net cash used in investing activities	(14,585)	(46,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	2,000	17,500
Payments of line of credit	(4,000)	—
Tax benefit of stock option exercises	—	3
Payments of capital lease obligations	(7)	(5)
Proceeds from exercise of stock options	321	182
Net cash provided by (used in) financing activities	(1,686)	17,680

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,007	(2,007)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,613	3,028
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,620	$1,021

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Other comprehensive income, net of tax	$—	$117
Common stock issued for board of directors fees	228	268
Purchases and additions to property and equipment included in accounts payable and accrued liabilities	1,253	9,392

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

2.              Accounting Policies

See a description of our accounting policies in the Notes to Consolidated Financial Statements included in our 2008 Annual Report on Form 10-K.

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

Our stock incentive plans provide for the granting of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock shares and other stock-based awards to officers, directors and employees of the Company. Grants of stock options made to date under these plans vest over periods up to seven years after the date of grant and expire no later than 10 years after grant.

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

At June 30, 2009, 317,602 shares of restricted stock were outstanding subject to performance-based vesting criteria (32,500 of these restricted shares were considered market-based restricted stock under SFAS No. 123R). There were also 6,260 stock options outstanding subject to performance-based vesting criteria. We recognized $0.4 million and $0.5 million of expense associated with these shares of restricted stock and stock options during the three and six months ended June 30, 2009, respectively.

The amounts above relate to the impact of recognizing compensation expense related to stock options and restricted stock. Compensation expense related to stock options (6,260 shares) and restricted stock (285,102 shares) that vest based upon performance conditions is not recorded for such performance-based awards until it has been deemed probable that the related performance targets allowing the vesting of these options and restricted stock will be met. We are required to periodically re-assess the probability that these performance-based awards will vest and record expense at that point in time. During the six months ended June 30, 2009 it was deemed probable that certain performance targets pertaining to certain restricted stock and stock options would be achieved by their vesting date. Accordingly, compensation expense of approximately $0.4 million was recognized in the six months ended June 30, 2009 related to these stock-based awards.

We recognize expense for our stock-based compensation over the vesting period, or in the case of performance-based awards, over the remaining vesting period once the performance target becomes probable of being met, which represents the period in which an employee is required to provide service in exchange for the award. We recognize compensation expense for stock-based awards immediately if the award has immediate vesting.

Assumptions

The fair values for the significant stock-based awards granted during the six months ended June 30, 2009 and 2008 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2009	2008

Risk-free rate of return	1.90%	3.35%
Expected life of award	6.0 years	5.67 years
Expected dividend yield of stock	0%	0%
Expected volatility of stock	50.49%	38.74%
Weighted-average fair value	$8.89	$9.46

The expected volatility of stock assumption was derived by referring to changes in the Company’s historical common stock prices over a timeframe similar to that of the expected life of the award. We do not believe that future stock volatility will significantly differ from historical stock volatility. Estimated forfeiture rates are derived from historical forfeiture patterns. We believe the historical experience method is the best estimate of forfeitures currently available.

In accordance with SAB 107, we generally considered the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during 2009 and 2008 (where appropriate).  For those grants during these periods wherein we had sufficient historical or impartial data to better estimate the expected term, we have done so.

Stock-based award activity during the six months ended June 30, 2009 was as follows (aggregate intrinsic value in millions):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	485,699	$15.03	6.5	$7.3
Granted	40,000	17.98
Exercised	(2,550)	12.71
Canceled	(8,467)	14.11

Outstanding at June 30, 2009	514,682	$15.29	6.4	$7.9

Vested and expected to vest at June 30, 2009	512,679	$15.26	6.4	$7.6

Exercisable at June 30, 2009	467,467	$14.96	6.2	$7.0

The total intrinsic value of stock options exercised during the six months ended June 30, 2009 and 2008 was $0.01 million and $0.03 million, respectively. Net cash proceeds from the exercise of stock options were approximately $0.03 million for the six months ended June 30, 2009 and 2008.

As of June 30, 2009, approximately $0.1 million of estimated expense with respect to time-based nonvested stock-based awards has yet to be recognized and will be amortized into expense over the employee’s remaining requisite service period of approximately 6.2 months.

The following table summarizes information with respect to stock options outstanding and exercisable at June 30, 2009.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.75 to $10.00	18,865	2.3	$5.72	18,865	$5.72
$10.01 to $13.50	150,917	5.2	12.83	146,697	12.83
$13.51 to $14.50	193,200	6.2	13.95	185,540	13.93
$14.51 to $25.00	151,700	8.3	20.62	116,365	20.79
	514,682	6.4	$15.29	467,467	$14.96

Stock-based award activity for nonvested awards during the six months ended June 30, 2009 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	95,118	$16.09
Granted	40,000	17.98
Vested	(87,903)	15.67
Canceled	—	—

Nonvested at June 30, 2009	47,215	$18.48

Restricted Stock

We have previously issued restricted stock under certain employment agreements and stock incentive plans which vests either over a specific period of time, generally three to five years, or which will vest subject to certain market or performance conditions.  During the six months ended June 30, 2009, we issued restricted stock as part of our normal equity awards under our 2006 Incentive Plan.  These shares of restricted common stock are subject to restrictions on transfer and certain conditions to vesting.

Restricted stock activity for the six months ended June 30, 2009 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	403,124	$22.44
Granted	176,800	16.81
Vested	(55,693)	21.95
Canceled	—	—

Nonvested at June 30, 2009	524,231	$20.59

We recognized $0.4 million and $0.8 million of expense associated with nonvested time-based restricted stock awards during the three and six months ended June 30, 2009, respectively.  As of June 30, 2009, approximately $2.4 million of estimated expense with respect to nonvested time-based restricted stock awards had yet to be recognized and will be amortized over a weighted average period of 2.1 years. Approximately $5.4 million of estimated expense with respect to nonvested performance-based restricted stock option awards had yet to be recognized as of June 30, 2009.

4.              Intangible Assets

Intangible assets at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30, 2009	December 31, 2008

Non-compete agreements	$8,200	$8,200
Accumulated amortization — non-compete agreements	(7,970)	(7,595)
Acquired contract value	6,240	6,240
Accumulated amortization — contract value	(5,047)	(4,525)
Identified intangibles, net	1,423	2,320
Goodwill, net	13,308	13,308
Total intangibles, net	$14,731	$15,628

There were no changes in the carrying amount of goodwill in the six months ended June 30, 2009.

Amortization expense for our non-compete agreements was approximately $0.2 million for the three months ended June 30, 2009 and 2008 and approximately $0.4 million for the six months ended June 30, 2009 and 2008.

Amortization expense for our acquired contract value was approximately $0.3 million for each of the three months ended June 30, 2009 and 2008 and approximately $0.5 million for each of the six months ended June 30, 2009 and 2008.

5.              New Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles and expands disclosures about fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. SFAS No. 157 became effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  This statement applies prospectively to financial assets and liabilities. In February 2008, the FASB issued (“FSP”) 157-2, which delayed the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities.  Our adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and liabilities did not have a material financial impact on our consolidated results of operations or financial condition.  Our adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and liabilities did not have a material financial impact on our consolidated results of operations or financial condition.  On January 1, 2009, we adopted the provisions of SFAS No. 157 for applying fair value to assets, liabilities and transactions on a non-recurring basis.  Adoption of SFAS No. 157 for fair value measurements on a non-recurring basis did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement.  The following table summarizes the valuation of our financial assets and liabilities by pricing levels, as defined by the provisions of SFAS No. 157, as of June 30, 2009:

	Fair Value as of June 30, 2009 (in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$––	$––	$––	$––
Corporate Bonds	––	15,881	––	15,881
Money Market Funds	––	43,032	––	43,032

The corporate bonds and money market funds are carried in debt service fund and other restricted assets and the debt service reserve fund in the accompanying balance sheet. The fair value measurements for corporate bonds and money-market funds are based upon the quoted price for similar assets in markets that are not active, multiplied by the number of shares owned, exclusive of any transaction costs and without any adjustments to reflect discounts that may be applied to selling a large block of the securities at one time. The Company does not believe that the changes in fair value of these assets will materially differ from the amounts that could be realized upon settlement or that the changes in fair value will have a material effect on the Company’s results of operations, liquidity and capital resources.

SFAS No. 157 requires a reconciliation of the beginning and ending balances for fair value measurements using Level 3 inputs.  We had no such assets or liabilities which were measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the three and six months ended June 30, 2009.

Statement of Financial Accounting Standards No. 141 (Revised)

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R significantly changes the accounting for business combinations.  Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R changes the accounting treatment for certain specific items, including acquisition costs, noncontrolling interests, acquired contingent liabilities, in-process research and development costs, restructuring costs and changes in deferred tax asset valuation allowances and income tax uncertainties subsequent to the acquisition date.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Our adoption of SFAS No. 141 on January 1, 2009 did not have any impact on our consolidated results of operations or financial condition as we did not have any business combination activity in the six months ended June 30, 2009.

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

Statement of Financial Accounting Standards No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  This statement clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We adopted SFAS No. 160 on January 1, 2009 and applied the provisions to our 2009 financial statements and retroactively to all prior periods presented.

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

FASB Staff Position No. EITF 03-6-1

This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in FASB Statement No. 128, “Earnings Per Share”.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and the interim periods within those years.  All prior-period EPS data is adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP.  Our adoption of this FSP in January 2009 did not have a significant impact on our earnings per share.

Statement of Financial Accounting Standards No. 165

In May 2008, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No 165”).  SFAS No. 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  SFAS No. 165 sets forth (1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and (3) the disclosures an entity should make about such events or transactions.  SFAS No. 165 is applicable to both interim and annual financial statements ending after June 15, 2009. Management has performed a review of our subsequent events and transactions through August 7, 2009, which is the date the financial statements are issued.

New Accounting Pronouncement Not Yet Adopted

Statement of Financial Accounting Standards No. 166

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140” (“SFAS No. 166”).  SFAS No. 166 applies to the financial reporting of a transfer of financial assets; the effects of a transfer on an entity’s financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  SFAS No. 166 eliminates (1) the exceptions for qualifying special-purpose entities from the consolidation guidance and (2) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  SFAS No. 166 must be applied to transfers occurring on or after the effective date. We are currently evaluating the impact, if any, that such statement may have on our financial statements once adopted.

Statement of Financial Accounting Standards No. 167

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  SFAS No. 167 amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity and (2) the right to receive benefits from the entity.  SFAS No. 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance.  It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited. We are currently evaluating the impact, if any, that such statement may have on our financial statements once adopted.

Statement of Financial Accounting Standards No. 168

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”), which officially commenced July 1, 2009, to become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (‘SEC”) under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  Generally, the Codification is not expected to change US GAAP.  All other accounting literature excluded from the Codification will be considered nonauthoritative.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We will adopt SFAS No. 168 for our quarter ending September 30, 2009.  We are currently evaluating the effect on our financial statement disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

6.              Credit Facilities

At June 30, 2009 and December 31, 2008, our long-term debt consisted of the following (in thousands):

	June 30, 2009	December 31, 2008

Debt of Cornell Companies, Inc.:
Senior Notes, unsecured, due July 2012 with an interest rate of 10.75%, net of discount	$111,448	$111,356
Revolving Line of Credit due December 2011 with an interest rate of LIBOR plus 1.50% to 2.25% or prime plus 0.00% to 0.75% (the “Amended Credit Facility”)	73,000	75,000
Capital lease obligations	21	26
Subtotal	184,469	186,382

Debt of Special Purpose Entity:
8.47% Bonds due 2016	134,100	134,100

Total consolidated debt	318,569	320,482

Less: current maturities	(12,413)	(12,412)

Consolidated long-term debt	$306,156	$308,070

Long-Term Credit Facilities.  Our Amended Credit Facility provides for borrowings up to $100.0 million (including letters of credit) and matures in December 2011. At our election, outstanding borrowings bear interest at either the LIBOR rate plus a margin ranging from 1.50% to 2.25% or a rate which ranges from 0.00% to 0.75% above the applicable prime rate.  The applicable margins are subject to adjustments based on our total leverage ratio. The available commitment under our Amended Credit Facility was approximately $11.6 million at June 30, 2009.  We had outstanding borrowings under our Amended Credit Facility of $73.0 million and we had outstanding letters of credit of approximately $15.4 million at June 30, 2009.  Subject to certain requirements, we have the right to increase the commitments under our Amended Credit Facility up to $150.0 million, although the indenture for our Senior Notes limits our ability, subject to certain conditions, to expand the Amended Credit Facility beyond $100.0 million.  We can provide no assurance that all of the banks that have made commitments to us under our Amended Credit Facility would be willing to participate in an expansion to the Amended Credit Facility should we desire to do so. The Amended Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. The Amended Credit Facility is not secured by the assets of Municipal Corrections Finance, LP, a special purpose entity (“MCF”).

Our Amended Credit Facility contains financial and other restrictive covenants that limit our ability to engage in certain activities.  Our ability to borrow under the Amended Credit Facility is subject to compliance with certain financial covenants, including bank leverage, total leverage and fixed charge coverage ratios. At June 30, 2009, we were in compliance with all such covenants. Our Amended Credit Facility includes other restrictions that, among other things, limit our ability to incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make investments, restricted payment and asset dispositions; enter into transactions with affiliates; and engage in sale/leaseback transactions.

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

7.              Income Taxes

At December 31, 2008, the total amount of our unrecognized tax benefit was approximately $2.5 million.  There were no material changes to the total amount of our unrecognized tax benefits in the three and six months ended June 30, 2009.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the accompanying Consolidated Statements of Income and Comprehensive Income.  There were no material changes to our accrued interest and penalties in the three and six months end June 30, 2009.  Accrued interest and penalties were approximately $0.3 million and $0.2 million at June 30, 2009 and December 31, 2008, respectively.

We are subject to income tax in the United States and many of the individual states we operate in.  We currently have significant operations in Texas, California, Oklahoma, Georgia, Illinois and Pennsylvania.  State income tax returns are generally subject to examination for a period of three to five years after filing.  The state impact of any changes made to the federal return remains subject to examination by various states for a period up to one year after formal notification to the state.  We are open to United States Federal Income Tax examinations for the tax years December 31, 2005 through December 2008.  The audit of our 2006 federal income tax return by the Internal Revenue Service was recently concluded without material findings.

We have state operating loss carryforwards of approximately $34.4 million on which we have provided a valuation allowance of $3.0 million.  These net operating losses expire beginning in 2008 through 2032.

We do not anticipate a significant change in the balance of our unrecognized tax benefits within the next 12 months.

8.              Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding after giving effect to all potentially dilutive common shares outstanding during the period.  Potentially dilutive common shares include the dilutive effect of outstanding common stock options and restricted common shares granted under our various option and other incentive plans. In accordance with FSP EITF 03-6-1, for our fiscal year beginning January 1, 2009, since our restricted common stock grants (including both vested and those unvested due to either time or performance requirements) convey nonforfeitable rights to dividends while outstanding, they are included in both basic and fully diluted ESP calculations.  For the three months ended June 30, 2009 and 2008, there were 141,700 shares ($20.98 average price) and 64,200 shares ($23.24 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. For the six months ended June 30, 2009 and 2008, there were 141,700 shares ($20.98 average price) and 64,200 shares ($23.24 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income available to stockholders	$7,230	$5,345	$12,487	$9,979

Weighted average common shares outstanding	14,881	14,707	14,878	14,700
Weighted average common share equivalents outstanding	89	147	74	140

Weighted average common shares and common share equivalents outstanding	14,970	14,854	14,952	14,840

Basic income per share	$.49	$.36	$.84	$.68

Diluted income per share	$.48	$.36	$.84	$.67

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

Legal Proceedings

We are party to various legal proceedings, including those noted below. While management presently believes that the ultimate outcome of these proceedings will not have a material adverse effect on our financial position, overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or equitable relief and could have a material adverse impact on the net income of the period in which the ruling occurs or in future periods.

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

In December 2008, the parties agreed to a proposed stipulation of settlement and, in July 2009, the Court granted final approval of the settlement.  The settlement amount under the terms of the agreement is $3.3 million.  Cornell’s portion of the stipulated settlement, based on the number of inmates housed at VCDC during the time Cornell operated the facility in comparison to the number of inmates housed at the facility during the time Valencia County operated the facility, is $1.2 million and was funded principally through our general liability and professional liability coverage.  The claims administration process is underway and we expect it to be completed in the fourth quarter of 2009.

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

Shareholder Lawsuits

On October 19, 2006, a purported class action complaint was filed in the District Court of Harris County, Texas, 269th Judicial District (No. 2006-67413) by Ted Kinbergy, an alleged stockholder of Cornell. The complaint named as defendants Cornell and each member of the board of directors at the time of the suit, as well as Veritas Capital Fund III, L.P. (“Veritas”). The complaint alleged, among other things, that (i) the defendants breached fiduciary duties allegedly owed to our stockholders in connection with our entering into the Agreement and Plan of Merger, dated as of October 6, 2006, with Veritas, Cornell Holding Corp., and CCI Acquisition Corp., and (ii) the merger consideration was unfair and inadequate.  The Plaintiffs sought, among other things, an injunction against the consummation of the merger.  The proposed merger was rejected at a special meeting of our stockholders held on January 23, 2007.  In April 2009, the Court granted an Unopposed Motion for Dismissal with Prejudice of this complaint and dismissed all claims with prejudice.

10.       FINANCIAL INSTRUMENTS

The carrying amounts of our financial instruments, including cash and cash equivalents, investment securities, accounts receivable and accounts payable and accrued expenses, approximate fair value due to the short term maturities of these financial instruments.  At December 31, 2008, the carrying amount of consolidated debt was $320.5 million, and the estimated fair value was $308.0 million.  At June 30, 2009, the carrying amount was $318.6 million, and the estimated fair value was $323.5 million.  The estimated fair value of long-term debt is based primarily on quoted market prices or discounted cash flow analysis for the same or similar assets.

11.       Derivative Financial Instruments And Guarantees

Debt Service Reserve Fund and Bond Fund Payment Account

In August 2001, MCF, a special purpose entity, completed a bond offering to finance the 2001 Sale and Leaseback Transaction in which we sold eleven facilities to MCF.  In connection with this bond offering, two reserve fund accounts were established by MCF pursuant to the terms of the indenture: (1) MCF’s Debt Service Reserve Fund, aggregating approximately $24.2 million at June 30, 2009, was established to: (a) make payments on MCF’s outstanding bonds in the event we (as lessee) should fail to make the scheduled rental payments to MCF or (b) to the extent payments were not made under (a), then to make final debt service payments on the then outstanding bonds and (2) MCF’s Bond Fund Payment Account (as reported in Bond Fund Payment Account and other restricted assets in our Consolidated Balance Sheet) aggregating approximately $15.9 million at June 30, 2009, was established to accumulate the monthly lease payments that MCF receives from us until such funds are used to pay MCF’s semi-annual bond interest payments and annual bond principal payments, with any excess to pay certain other expenses and to make certain transfers.  These reserve funds are invested in short-term money markets and commercial paper.  Both reserve fund accounts were subject to agreements with the MCF Equity Investors (Lehman Brothers, Inc. (“Lehman”)) whereby guaranteed rates of return of 3.0% and 5.08%, respectively, were provided for the balances in the Debt Service Reserve Fund and the Bond Fund Payment Account.  The guaranteed rates of return were characterized as cash flow hedge derivative instruments.  At inception, the derivatives instruments had an aggregate fair value of $4.0 million, which was recorded as a decrease to the equity investment in MCF made by the MCF Equity Investors (MCF minority interest) and as a liability in our Consolidated Balance Sheets. Changes in the fair value of the derivative instruments were recorded as an adjustment to other long-term liabilities and reported as other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Income.  Due to the bankruptcy of Lehman in 2008, the derivative instruments no longer qualified as a hedge and were de-designated.  Amounts included in accumulated other comprehensive income are reclassified into earnings during the same periods in which interest is earned on debt service reserve funds.  Changes in the fair value of these derivatives after de-designation were recorded to earnings.  At December

31, 2008, the fair value was determined to be zero.  The derivatives were terminated in the first quarter of 2009 with a fair value of zero.

In connection with MCF’s bond offering, Lehman also provided a guarantee of the Debt Service Reserve Fund if a bankruptcy of the Company were to occur and a trustee for the estate of the Company were to include the Debt Service Reserve Fund as an asset of the Company’s estate.  This guarantee was characterized as an insurance contract and its fair value was being amortized to expenses over the life of the debt.  Due to the bankruptcy of Lehman in 2008, the full carrying value of the insurance guarantee was determined to be unrecoverable.  Accordingly, we recorded a charge of $1.3 million in the year ended December 31, 2008.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues:
Adult secure services	$59,272	$50,305	$116,130	$100,204
Abraxas youth and family services	27,711	26,886	53,399	54,659
Adult community-based services	18,351	17,455	35,515	35,175
Total revenues	$105,334	$94,646	$205,044	$190,038

Income from operations:
Adult secure services	$17,493	$15,627	$34,608	$30,884
Abraxas youth and family services	3,197	2,526	3,931	4,132
Adult community-based services	5,864	4,666	10,631	9,487
Subtotal	26,554	22,819	49,170	44,503
General and administrative expense	(6,270)	(7,232)	(12,408)	(13,766)
Amortization of intangibles	(448)	(484)	(896)	(973)
Corporate and other	(246)	(189)	(490)	(360)
Total income from operations	$19,590	$14,914	$35,376	$29,404

	June 30,	December 31,
	2009	2008
Assets:
Adult secure services	$359,705	$358,406
Abraxas youth and family services	104,327	105,991
Adult community-based services	60,296	60,170
Intangible assets, net	14,731	15,628
Corporate and other	104,887	96,726
Total assets	$643,946	$636,921

13.       Guarantor Disclosures

We completed an offering of $112.0 million in principal of 10.75% Senior Notes in June 2004 that are due July 1, 2012.  The Senior Notes are guaranteed by each of our subsidiaries (the Guarantor Subsidiaries).  These guarantees are joint and several obligations of the Guarantor Subsidiaries. MCF does not guarantee the Senior Notes (Non-Guarantor Subsidiary). The following condensed consolidating financial information presents the financial condition, results of operations and cash flows of the Guarantor Subsidiaries and the Non-Guarantor Subsidiary, together with the consolidating adjustments necessary to present our results on a consolidated basis.

Condensed Consolidating Balance Sheet as of June 30, 2009 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$16,410	$180	$30	$—	$16,620
Accounts receivable	1,644	64,569	33	—	66,246
Restricted assets	—	3,581	34,718	—	38,299
Prepaids and other	14,316	1,667	—	—	15,983
Total current assets	32,370	69,997	34,781	—	137,148
Property and equipment, net	—	314,823	140,481	(4,454)	450,850
Other assets:
Debt service reserve fund	—	—	24,195	—	24,195
Deferred costs and other	63,546	23,590	5,032	(60,415)	31,753
Investment in subsidiaries	80,950	1,856	—	(82,806)	—
Total assets	$176,866	$410,266	$204,489	$(147,675)	$643,946

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$43,612	$12,280	$4,754	$929	$61,575
Current portion of long-term debt	—	13	12,400	—	12,413
Total current liabilities	43,612	12,293	17,154	929	73,988
Long-term debt, net of current portion	184,447	9	121,700	—	306,156
Deferred tax liabilities	17,492	94	—	1,063	18,649
Other long-term liabilities	5,899	119	60,342	(64,448)	1,912
Intercompany	(316,507)	316,512	—	(5)	—
Total liabilities	(65,057)	329,027	199,196	(62,461)	400,705
Total Cornell Companies, Inc. stockholders’ equity	241,923	81,239	5,293	(86,532)	241,923
Non-controlling interest	—	—	—	1,318	1,318
Total stockholders’ equity	241,923	81,239	5,293	(85,214)	243,241
Total liabilities and stockholders’ equity	$176,866	$410,266	$204,489	$(147,675)	$643,946

Condensed Consolidating Balance Sheet as of December 31, 2008 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets

Current Assets:
Cash and cash equivalents	$14,291	$265	$57	$—	$14,613
Accounts receivable	2,045	66,921	422	—	69,388
Restricted assets	—	3,432	27,938	—	31,370
Prepaids and other	13,875	1,644	—	—	15,519
Total current assets	30,211	72,262	28,417	—	130,890
Property and equipment, net	101	312,446	141,975	(4,168)	450,354
Other assets:
Debt service reserve fund	—	—	23,750	—	23,750
Deferred costs and other	60,322	23,267	5,367	(57,029)	31,927
Investments in subsidiaries	73,197	1,856	—	(75,053)	—
Total assets	$163,831	$409,831	$199,509	$(136,250)	$636,921

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable and accrued liabilities	$48,373	$15,515	$4,883	$322	$69,093
Current portion of long-term debt	—	12	12,400	—	12,412
Total current liabilities	48,373	15,527	17,283	322	81,505
Long-term debt, net of current portion	186,356	14	121,700	—	308,070
Deferred tax liabilities	16,246	94	—	1,151	17,491
Other long-term liabilities	5,851	113	56,733	(61,009)	1,688
Intercompany	(320,717)	320,722		(5)	—
Total liabilities	(63,891)	336,470	195,716	(59,541)	408,754
Total Cornell Companies, Inc. stockholders’ equity	227,722	73,361	3,793	(77,154)	227,722
Non-controlling interest	—	—	—	445	445
Total stockholders’ equity	227,722	73,361	3,793	(76,709)	228,167
Total liabilities and stockholders’ equity	$163,831	$409,831	$199,509	$(136,250)	$636,921

Condensed Consolidating Statement of Operations for the three months ended June 30, 2009 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$4,502	$117,983	$4,502	$(21,653)	$105,334
Operating expenses	6,211	89,972	111	(21,560)	74,734
Depreciation and amortization	—	3,856	880	4	4,740
General and administrative expenses	6,251	—	19	—	6,270
Income (loss) from operations	(7,960)	24,155	3,492	(97)	19,590
Overhead allocations	(11,221)	11,221	—	—	—
Interest, net	(1,818)	5,674	2,938	(218)	6,576
Equity earnings in subsidiaries	7,260	—	—	(7,260)	—
Income before provision for income taxes	12,339	7,260	554	(7,139)	13,014
Provision for income taxes	5,109	—	—	277	5,386
Net income	7,230	7,260	554	(7,416)	7,628
Non-controlling interest	—	—	—	398	398
Income available to stockholders	$7,230	$7,260	$554	$(7,814)	$7,230

Condensed Consolidating Statement of Operations for the three months ended June 30, 2008 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$4,502	$107,749	$4,502	$(22,107)	$94,646
Operating expenses, excluding depreciation	4,104	86,177	18	(22,019)	68,280
Depreciation and amortization	—	3,324	1,055	(159)	4,220
General and administrative expenses	7,216	—	16	—	7,232
Income (loss) from operations	(6,818)	18,248	3,413	71	14,914
Overhead allocations	(4,317)	4,317	—	—	—
Interest, net	1,819	1,274	2,536	(62)	5,567
Equity earnings in subsidiaries	13,253	—	—	(13,253)	—
Income from provision for income taxes	8,933	12,657	877	(13,120)	9,347
Provision for income taxes	3,588	—	—	414	4,002
Net income	5,345	12,657	877	(13,534)	5,345
Non-controlling interest	—	—	—	—	—
Income available to stockholders	$5,345	$12,657	$877	$(13,534)	$5,345

Condensed Consolidating Statement of Operations for the six months ended June 30, 2009 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$9,004	$235,803	$9,004	$(48,767)	$205,044
Operating expenses	10,350	185,711	153	(48,587)	147,627
Depreciation and amortization	—	7,862	1,761	10	9,633
General and administrative expenses	12,370	—	38	—	12,408
Income (loss) from operations	(13,716)	42,230	7,052	(190)	35,376
Overhead allocations	(19,598)	19,598	—	—	—
Interest, net	136	7,011	5,820	(438)	12,529
Equity earnings in subsidiaries	15,621	—	—	(15,621)	—
Income before provision for income taxes	21,367	15,621	1,232	(15,373)	22,847
Provision for income taxes	8,880	—	—	607	9,487
Net income	12,487	15,621	1,232	(15,980)	13,360
Non-controlling interest	—	—	—	873	873
Income available to stockholders	$12,487	$15,621	$1,232	$(16,853)	$12,487

Condensed Consolidating Statement of Operations for the six months ended June 30, 2008 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$9,004	$216,245	$9,004	$(44,215)	$190,038
Operating expenses	7,192	175,312	30	(44,043)	138,491
Depreciation and amortization	—	6,584	2,111	(318)	8,377
General and administrative expenses	13,731	—	35	—	13,766
Income (loss) from operations	(11,919)	34,349	6,828	146	29,404
Overhead allocations	(17,659)	17,659	—	—	—
Interest, net	3,887	2,547	5,552	(124)	11,862
Equity earnings in subsidiaries	15,055	—	—	(15,055)	—
Income before provision for income taxes	16,908	14,143	1,276	(14,785)	17,542
Provision for income taxes	6,929	—	—	634	7,563
Net income	9,979	14,143	1,276	(15,419)	9,979
Non-controlling interest	—	—	—	—	—
Income available to stockholders	$9,979	$14,143	$1,276	$(15,419)	$9,979

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2009 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$3,798	$7,727	$6,753	$18,278

Cash flows from investing activities:
Capital expenditures	—	(9,493)	—	(9,493)
Proceeds from the sale/disposals of property and equipment	—	1,688	—	1,688
Payments to restricted debt payment account, net	—	—	(6,780)	(6,780)
Net cash used in investing activities	$—	$(9,493)	$(6,780)	$(14,585)

Cash flows from financing activities:
Proceeds from line of credit	2,000	—	—	2,000
Payments of line of credit	(4,000)	—	—	(4,000)
Payments on capital lease obligations	—	(7)	—	(7)
Proceeds from exercise of stock options	321	—	—	321
Net cash used in financing activities	(1,679)	(7)	—	(1,686)

Net increase (decrease) in cash and cash equivalents	2,119	(85)	(27)	2,007

Cash and cash equivalents at beginning of period	14,291	265	57	14,613

Cash and cash equivalents at end of period	$16,410	$180	$30	$16,620

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2008 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(19,730)	$38,791	$7,406	$26,467

Cash flows from investing activities:
Capital expenditures	—	(38,996)	—	(38,996)
Sales of investment securities	250	—	—	250
Proceeds from the sale of fixed assets	—	17	—	17
Payments to restricted debt payment account, net	—	—	(7,425)	(7,425)
Net cash provided by (used in) investing activities	$250	$(38,979)	$(7,425)	$(46,154)

Cash flows from financing activities:
Proceeds from line of credit	17,500	—	—	17,500
Tax benefit of stock option exercises	3	—	—	3
Payments on capital lease obligations	—	(5)	—	(5)
Proceeds from exercise of stock options	182	—	—	182
Net cash provided by (used in) financing activities	17,685	(5)	—	17,680

Net decrease in cash and cash equivalents	(1,795)	(193)	(19)	(2,007)

Cash and cash equivalents at beginning of period	2,565	408	55	3,028

Cash and cash equivalents at end of period	$770	$215	$36	$1,021

ITEM 2.                             Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Cornell Companies, Inc. is a leading provider of correctional, detention, educational, rehabilitation and treatment services outsourced by federal, state, county and local government agencies. We provide a diversified portfolio of services for adults and juveniles through our three operating divisions: (1) Adult Secure Services; (2) Abraxas Youth and Family Services and (3) Adult Community-Based Services. At June 30, 2009, we operated 69 facilities with a total service capacity of 20,822 and had one vacant facility with a service capacity of 70 beds. Our facilities are located in 15 states and the District of Columbia.

The following table sets forth for the periods indicated total residential service capacity and contracted beds in operation at the end of the periods shown, average contract occupancy percentages and total non-residential service capacity.

	June 30,	June 30,
	2009	2008
Residential
Service capacity (1)	18,334	16,147
Contracted beds in operation (end of period) (2)	17,480	15,298
Average contract occupancy based on contracted beds in operation (3) (4)	92.2%	94.3%
Non-Residential
Service capacity (5)	2,558	2,753

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

Our operating results for the six months ended June 30, 2009 were impacted by a few significant events.  We completed the 700 bed expansion at D. Ray James Prison at the beginning of April 2009 and continued construction on a new 1,250 bed facility in Hudson, Colorado.  Our 2008 results of operation were positively affected by a 300 bed expansion at the D. Ray James Prison which we activated in February 2008.  In addition, in the six months ended June 30, 2008, we recorded a contract-based revenue adjustment of approximately $1.5 million at the Regional Correctional Center (“RCC”) for the contract year ended March 2008.

Although we believe we will continue to see steady, demand across our various business segments and customer base (federal, state and local) in 2009, we are monitoring the declining economic trends and related government budget plans and the effect tightened spending plans could have on our business (with respect to possible areas including utilization, per diem rates, etc.)  We expect one of the areas of focus for our performance in 2009 to be our ability to manage our various facility expansions currently in process and bring them on line.  We also plan to remain focused on our operating margins, on increasing utilization (particularly in the Abraxas division) and improving customer mix as we believe those initiatives are key elements of our financial performance.

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

Occupancy.  Occupancy is typically expressed in terms of percentage of contract capacity utilized.  We look at occupancy to assess the efficacy of both our efforts to market our facilities and our efforts to retain existing customers or contracts.  Because revenue varies directly with occupancy, occupancy is a principal driver of our revenues. Our industry experiences significant economies of scale, whereby as occupancy rises, operating costs per resident decline. Some of our contracts are “take-or-pay,” meaning that the agency making use of the facility is obligated to pay for beds even though they are not used.  Historically, occupancy percentages in many of our facilities have been high and we are mindful of the need to maintain such occupancy levels.  As new development projects are brought into service, occupancy percentages may decline until the projects reach full utilization (as, for example, with the activation of the 1,100 bed expansion at Great Plains Correctional Facility during the fourth quarter of 2008 and the 700 bed expansion at D. Ray James Prison during the second quarter of 2009). Where we have commitments for utilization before the commencement of operations, occupancy percentages reflect the speed at which a facility achieves full service/implementation. However, we may decide to undertake development projects without written commitments to make full use of a facility. In these instances, we have performed our own assessment of the existing or anticipated demand, based on discussions with local government or other potential customer representatives and our analysis of other factors, of the demand for services at the facility.  There is no assurance that we would recover our initial investment in these projects.  We will monitor occupancy as a measure of the accuracy of our estimation of the demand for the services of a development facility and will incorporate this information in future assessments of potential projects.

Per Diem Reimbursement Rates.  Per diem reimbursement rates are another key element of our gross revenue and operating margin since per diem contracts represent a majority of our revenues (approximately 62.0% and 61.8% for the three and six months ended June 30, 2009, respectively).  Per diem rates are a function of negotiation between management and a governmental unit at the inception of a contract or through the bidding process.  Actual per diem rates vary dramatically across our business segments, as well as within each business segment, depending upon the particular service or program provided. The initial per diem rates often change during the term of a contract in accordance with a schedule.  The amount of the change can be a fixed amount set forth within the contract, an amount determined by formulas set forth within the contract or an amount determined by negotiations between management and the governmental unit (often these negotiations are along the same lines as the original per diem negotiation — a review of expenses and approval of an amount to recompense for expenses and assure the potential of an operating profit).  In recent years, as budgetary pressures on governmental units have increased, some of our customers have negotiated relief from formulaic increase provisions within their agreements or have declined to include in their appropriation legislation amounts that would increase the per diem rates payable under the contract. Based on the economic turmoil which began in the second half of 2008, we are expecting such pressures to continue in 2009 for many of our customers. In similar prior situations we have attempted to mitigate the impact of these developments by negotiating services provided, obtaining commitments for increased volume and other measures.  We may also choose to consider terminating an existing relationship at a given facility and replacing it with a new customer (as was done with our Great Plains Correctional Facility in 2007).

Revenues.  We derive substantially all of our revenues from providing adult corrections and treatment and juvenile justice, educational and treatment services outsourced by federal, state and local government agencies in the United States. Revenues for our services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis or on a cost-plus reimbursement basis. For the three months ended June 30, 2009, our revenue base consisted of 62.0% for services provided under per diem contracts, 32.5% for services provided under take-or-pay and management contracts, 3.6% for services provided under cost-plus reimbursement contracts, 1.8% for services provided under fee-for-service contracts and 0.1% from other miscellaneous sources.  For the three months ended June 30, 2008, our revenue base consisted of 53.0% for services provided under per diem contracts, 40.9% for services provided under take-or-pay and management contracts, 3.7% for services provided under cost-plus reimbursement contracts, 2.1% for services provided under fee-for-service contracts and 0.3% from other miscellaneous sources. For the six months ended June 30, 2009 our revenue base consisted of 61.8% for services provided under per diem contracts, 32.8% for services provided under take-or-pay and management contracts, 3.5% for services provided under cost-plus reimbursement contracts, 1.8% for services provided under fee-for-service contracts and 0.1% from other miscellaneous sources.  For the six months ended June 30, 2008 our revenue base consisted of 52.2% for services provided under per diem contracts, 41.5% for services provided under take-or-pay and management contracts, 3.9% for services provided under cost-plus reimbursement contracts, 2.1% for services provided under fee-for-service contracts and 0.3% from other miscellaneous sources.  The increase in revenues in the respective 2009 periods provided under per diem contracts (and the corresponding decrease in revenues provided under take-or-pay and management contracts) primarily reflects the transition of our contract with the Arizona Department of Corrections from a take-or-pay contract to a per diem contract upon the activation (and subsequent ramp in the fourth quarter of 2008) of its 1,100 bed expansion. In addition, we also terminated several management contracts in 2008

(including Salt Lake Valley Detention Center and Lincoln County Detention Center in September 2008 and February 2008, respectively).

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

Revenues-Adult Secure Services.  Revenues for our Adult Secure Services division are primarily generated from per diem, take-or-pay and management contracts.  For the three months ended June 30, 2009 and 2008, we realized average per diem rates on our adult secure facilities of approximately $55.28 and $53.41, respectively.  For the six months ended June 30, 2009 and 2008, we realized average per diem rates of approximately $54.52 and $54.46, respectively.  The average per diem rate for the six months ended June 30, 2008 benefited from a contract-based revenue adjustment for the contract year ended March 2008 in the amount of approximately $1.5 million at the RCC. We periodically have experienced pressure from contracting governmental agencies to limit or even reduce per diem rates. Many of these governmental entities are under severe budget pressures and we anticipate that governmental agencies may periodically approach us in 2009 about per diem rate concessions (or decline to provide funding for contractual rate increases).  Decreases in, or the lack of anticipated increases in, per diem rates could adversely impact our operating margin.

Revenues-Abraxas Youth and Family Services.  Revenues for our Abraxas Youth and Family Services division are primarily generated from per diem, fee-for-service and cost-plus reimbursement contracts.  For the three months ended June 30, 2009 and 2008, we realized average per diem rates on our residential youth and family services facilities of approximately $194.53 and $190.46, respectively.  For the six months ended June 30, 2009 and 2008, we realized average per diem rates of approximately $195.96 and $188.66, respectively.  The increase in the average per diem rate for 2009 reflects the continued ramp-up of the Abraxas Academy (reactivated in the fourth quarter of 2006), the reactivation of the Hector Garza Residential Treatment Center in August 2007 as well as changes in the mix of services provided and customers served at our other facilities.  For the three months ended June 30, 2009 and 2008, we realized average fee-for-service rates for our non-residential community-based Abraxas Youth and Family Services facilities and programs, including rates that are limited by Medicaid and other private insurance providers, of approximately $45.17 and $49.33, respectively. For the six months ended June 30, 2009 and 2008, we realized average fee for service rates of approximately $45.12 and $49.80, respectively.  The fluctuation in the average fee-for-service rates for 2009 and 2008 is due to changes in the mix of services provided at our non-residential facilities. The majority of our Abraxas Youth and Family Services contracts renew annually.

Revenues-Adult Community-Based Services.  Revenues for our Adult Community-Based Services division are primarily generated from per diem and fee-for-service contracts. For the three months ended June 30, 2009 and 2008, we realized average per diem rates on our residential adult community-based facilities of approximately $66.85 and $65.80, respectively. For the six months ended June 30, 2009 and 2008, we realized average per diem rates on our residential Adult Community-Based Services facilities of approximately $67.05 and $65.88, respectively.  For the three months ended June 30, 2009 and 2008, we realized average fee-for-service rates on our non-residential Adult Community-Based Services facilities and programs of approximately $10.35 and $12.62, respectively.  For the six months ended June 30, 2009 and 2008, we realized average fee-for-service rates on our non-residential Adult Community-Based Services facilities and programs of approximately $9.64 and $12.86, respectively.  Our average fee-for-service rates fluctuate from year to year principally due to changes in the mix of services provided by our various Adult Community-Based Services programs and facilities.

Operating Margins.  We have historically experienced higher operating margins in our Adult Secure Services and Adult Community-Based Services divisions as compared to our Abraxas Youth and Family Services division. Our operating margin, in a given period, will be impacted by those facilities which may either be underutilized, dormant or have been reactivated during the period. As previously discussed, we have reactivated several facilities, including the Abraxas Academy and the Hector Garza Residential Treatment Center in 2006 and 2007, respectively. We have also expanded several of our Adult Secure facilities during 2008 and 2009 (D. Ray James Prison, Great Plains Correctional Facility and Walnut Grove Youth Correctional Facility, for example), which provides the opportunity to leverage existing infrastructure. Additionally, our operating margins within a division can vary from facility to facility based on whether a facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the mix of services provided, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract and our ability to increase a facility’s contract revenue. Under take-or-pay contracts, such as the contract at the Moshannon Valley Correctional Center, operating margins are typically higher during the early stages of the contract as the facility’s population ramps up (as revenues are received at contract percentages regardless of actual occupancy). As the variable costs (primarily resident-related and certain facility costs) increase with the growth in population, operating margins will generally decline to a stabilized level. Following its activation in April 2006, we experienced such operating margin impact pertaining to the Moshannon Valley Correctional Center in the third and fourth quarters of 2006. A decline in occupancy at our Abraxas Youth and Family Services facilities can have a more significant negative impact on operating margins than a decline in occupancy in our Adult Secure Services division due to the longer periods typically required to ramp resident population at a youth facility.

We have experienced and expect to continue to experience interim period operating margin fluctuations due to factors such as the number of calendar days in the period, higher payroll taxes (generally in the first half of the year) and salary and wage increases and insurance cost increases that are incurred prior to certain contract rate increases. Periodically, many of the governmental agencies with whom we contract may experience budgetary pressures and may approach us to limit or reduce per diem rates (including contractual price increases as well). We have seen indications of such customer behavior in 2009 and believe it will continue into 2010. Decreases in, or the lack of anticipated increases in, per diem rates could adversely impact our operating margin. Additionally, a decrease in per diem rates without a corresponding decrease in operating expenses could also adversely impact our operating margin.

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

We are responsible for all facility operating costs, except for certain debt service and interest or lease payments for facilities where we have a management contract only. At these facilities, the facility owner is responsible for all debt service and interest or lease payments related to the facility. We are responsible for all other operating expenses at these facilities. We operated 14 and 16 facilities under management contracts at June 30, 2009 and 2008, respectively. Included in the facilities under management contracts at June 30, 2009 were the Walnut Grove Youth Correctional Facility and the eight Los Angeles County Jails, which represented 1,714 beds of service capacity, or approximately 82.5%, of the residential service capacity represented by management contracts.

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

We incur pre-opening and start-up expenses including payroll, benefits, training and other operating costs prior to opening a new or expanded facility and during the period of operation while occupancy is ramping up. These costs vary by contract (and the pace/scale of the activation and related population ramp). Since pre-opening and start-up costs are generally factored into the revenue per diem rate that is charged to the contracting agency, we typically expect to recover these upfront costs over the life of the contract. Because occupancy rates during a facility’s start-up phase typically result in capacity under-utilization for at least 90 to 180 days, we may incur additional post-opening start-up costs.  The ramp phase for our youth facilities is typically longer than that experienced in adult facilities. We do not anticipate post-opening start-up costs at any adult secure facilities operated under any future contracts with the BOP which are take-or-pay contracts, meaning that the BOP will pay at least 80.0% of the contractual monthly revenue once the facility opens, regardless of actual occupancy.

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

Recent Developments

D. Ray James Prison

In August 2007, we announced that we were initiating a second expansion of the D. Ray James Prison. This expansion project increased the facility’s service capacity by an additional 700 beds for a total service capacity of approximately 2,800 beds. This expansion project began in the first quarter of 2008 and was completed in the second quarter of 2009.  We are currently marketing this additional expansion to multiple customers, but we can make no assurances as to who the customer will be (or what the possible timing might be).

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

Cash Flows From Operating Activities.  Cash provided by operations was approximately $18.3 million for the six months ended June 30, 2009 compared to $26.5 million for the six months ended June 30, 2008.  The decrease from the prior period was principally due to the timing and amount of vendor payments.

Cash Flows From Investing Activities.  Cash used in investing activities was approximately $14.6 for the six months ended June 30, 2009 due to capital expenditures of $9.5 million related to the facility expansion projects at the D. Ray James Prison and Great Plains Correctional Facility, as well as certain infrastructure work at our Hudson, Colorado facility offset by insurance proceeds of $1.7 million (related to damages sustained at the Reid Community Residential Facility during Hurricane Ike in September 2008) and net payments to the restricted debt payment account of $6.8 million.  Cash used in investing activities was approximately $46.2 million for the six months ended June 30, 2008 due to capital expenditures of $39.0 million related primarily to the expansion projects at the D. Ray James Prison and the Great Plains Correctional Facility and net payments to the restricted debt payment account of $7.4 million.  Additionally, we had sales of investment securities of $0.3 million.

Cash Flows From Financing Activities.  Cash used in financing activities was approximately $1.7 million for the six months ended June 30, 2009 due primarily to borrowings of $2.0 million on our Amended Credit Facility offset by payments on the Amended Credit Facility of $4.0 million and proceeds from the exercise of stock options of $0.3 million.  Cash provided by financing activities was approximately $17.7 million for the six months ended June 30, 2008 due primarily to borrowings on our Amended Credit Facility of $17.5 million and proceeds from the exercise of stock options of $0.2 million.

Treasury Stock Repurchases.  We did not purchase any of our common stock in the six months ended June 30, 2009 and 2008.

Long-Term Credit Facilities.  Our Amended Credit Facility provides for borrowings up to $100.0 million (including letters of credit) and matures in December 2011. At our election, outstanding borrowings bear interest, at either the LIBOR rate plus a margin ranging from 1.50% to 2.25% or a rate which ranges from 0.00% to 0.75% above the applicable prime rate.  The applicable margins are subject to adjustments based on our total leverage ratio. The available commitment under our Amended Credit Facility was approximately $11.6 million at June 30, 2009.  We had outstanding borrowings under our Amended Credit Facility of $73.0 million and we had outstanding letters of credit of approximately $15.4 million at June 30, 2009.  Subject to certain requirements, we have the right to increase the commitments under our Amended Credit Facility up to $150.0 million, although the indenture for our Senior Notes limits our ability, subject to certain conditions, to expand the Amended Credit Facility beyond $100.0 million.  We can provide no assurance that all of the banks that have made commitments to us under our Amended Credit Facility would be willing to participate in an expansion to the Amended Credit Facility should we desire to do so. The Amended Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. The Amended Credit Facility is not secured by the assets of MCF, a special purpose entity.

Our Amended Credit Facility contains financial and other restrictive covenants that limit our ability to engage in certain activities.  Our ability to borrow under the Amended Credit Facility is subject to compliance with certain financial covenants, including bank leverage, total leverage and fixed charge coverage ratios. At June 30, 2009, we were in compliance with all such covenants. Our Amended Credit Facility includes other restrictions that, among other things, limit our ability to incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make investments, restricted payment and asset dispositions; enter into transactions with affiliates; and engage in sale/leaseback transactions.

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

We expect to use existing cash balances, internally generated cash flows and borrowings from our Amended Credit Facility to fulfill anticipated obligations such as capital expenditures, working-capital needs and scheduled debt maturities over at least the next twelve months.  As of June 30, 2009, we had approximately $11.6 million of available capacity under our Amended Credit Facility.  We will continue to analyze our capital structure, including a potential refinancing of our Senior Notes and financing for our expected future capital expenditures, including any potential acquisitions.  We will consider potential acquisitions from time to time.  Our principal focus for acquisitions is anticipated to be in our Adult Secure and Adult Community-Based divisions, although we would also pursue attractively priced acquisitions in our Abraxas Youth and Family Services division.  We may decide to use internally generated funds, bank financing, equity issuances, debt issuances or a combination of any of the foregoing to finance our future capital needs. We may also seek, from time to time,   to retire or purchase some of our common stock and/or outstanding debt through cash purchases in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. At June 30, 2009, we believe we have sufficient liquidity necessary to complete those projects for which we have outstanding commitments.

Our internally generated cash flow is directly related to our business. Should the private corrections and juvenile businesses deteriorate, or should we experience poor results in our operations, cash flow from operations may be reduced. We have, however, continued to generate positive cash flow from operating activities over recent years and expect that cash flow will continue to be positive over the next year. Our access to debt and equity markets may be reduced or closed to us due to a variety of events, including, among others, industry conditions, general economic conditions, market conditions, credit rating agency downgrades of our debt and/or market perceptions of us and our industry.  The volatility seen in the financial markets beginning in the third quarter of 2008 has continued into the third quarter of 2009 and is expected to be present for the near term.  Such volatility could result in decreased availability of capital at economical terms and could also put additional financial and budgetary pressure on our customers.  Such conditions could potentially result in our inability to pursue additional future growth opportunities (such as facility expansions or new facility construction) and, if coupled with unexpected client, operational or other issues affecting our cash flow, in a need to seek additional financing at terms we would otherwise not accept.

In addition, our accounts receivable are with federal, state, county and local government agencies, which we believe generally reduces our credit risk.  However, it is possible that situations such as continuing budget resolutions, delayed passage of budgets or budget pressures may increase the length of repayment of certain of these receivables. Recently, the State of California has notified vendors providing services to the state that it will temporarily issue IOU’s, which will be repaid October 2, 2009. While we will closely monitor this situation, we do not currently expect this to have a permanent impact on the repayment of our receivables related to our facilities in California.

Results of Operations

The following table sets forth for the periods indicated the percentages of revenue represented by certain items in our historical consolidated statements of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	70.9	72.1	72.0	72.9
Depreciation and amortization	4.5	4.5	4.7	4.4
General and administrative expenses	6.0	7.6	6.1	7.2
Income from operations	18.6	15.8	17.2	15.5
Interest expense, net	6.2	5.9	6.1	6.3
Income from operations before provision for income taxes	12.4	9.9	11.1	9.2
Provision for income taxes	5.1	4.3	4.6	3.9
Net income	7.3	5.6	6.5	5.3
Non-controlling interest	0.4	—	0.4	—
Income available to stockholders	6.9%	5.6%	6.1%	5.3%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues.  Revenues increased approximately $10.7 million, or 11.3%, to $105.3 million for the three months ended June 30, 2009 from $94.6 million for the three months ended June 30, 2008.

Adult Secure Services. Adult Secure Services revenues increased approximately $9.0 million, or 17.9%, to $59.3 million for the three months ended June 30, 2008 from $50.3 million for the three months ended June 30, 2007 due primarily to (1) revenues of $5.1 million at the Great Plains Correctional Facility due to increased occupancy as a result of a facility expansion completed in September 2008, (2) an increase in revenues of $2.0 million at the RCC due to improved occupancy, (3) an increase in revenues of $0.8 million at the Walnut Grove Youth Correctional Facility (“Walnut Grove”) due to a facility expansion completed in the third quarter of 2008 and (4) an increase in revenues of $0.7 million at the Big Spring Correctional Center due to increased occupancy.  The remaining net increase in revenues of $0.4 million was due to various immaterial fluctuations in revenues at our other Adult Secure Services facilities.

At June 30, 2009, we operated ten Adult Secure Services facilities with an aggregate service capacity of 13,541.  Average contract occupancy was 87.3% for the three months ended June 30, 2009 compared to 92.4% for the three months ended June 30, 2008. The decrease in the average contract occupancy is primarily due to (1) the additional capacity brought into operations in September 2008 at Walnut Grove, which we began ramping during the fourth quarter of 2008, (2) under-utilization at certain California facilities and (3) the activation of the second expansion at the D. Ray James Prison in April 2009. The average per diem rate for our Adult Secure Services facilities was approximately $55.28 and $53.41 for the three months ended June 30, 2009 and 2008, respectively.

Abraxas Youth and Family Services.  Abraxas Youth and Family Services revenues increased approximately $0.8 million, or 3.0%, to $27.7 million for the three months ended June 30, 2009 from $26.9 million for the three months ended June 30, 2008 due primarily to (1) an increase in revenues of $0.9 million at the Cornell Abraxas 1 facility (“A-1”) due to improved occupancy, (2) an increase in revenues of $0.7 million at the Texas Adolescent Treatment Center (“TATC”) due to improved occupancy, (3) an increase in revenues of $0.5 million at the Abraxas Academy due to increased occupancy and (4) an increase in revenues of $0.4 million at the Hector Garza Residential Treatment Center due to improved occupancy.  The increase in revenues due to the above was offset by (1) a decrease in revenues of $1.0 million due to the termination of our management contract for the Salt Lake Valley Detention Center as of September 2008 and (2) a decrease in revenues of $0.6 million due to the termination of our management contract for the Reading Alternative Education School Program in June 2008.  The remaining net decrease in revenues of $0.1 million was due to various immaterial fluctuations in revenues at our other Abraxas Youth and Family Services facilities and programs.

At June 30, 2009, we operated 17 residential Abraxas Youth and Family Services facilities and 11 non-residential Abraxas Youth and Family Services community-based programs with an aggregate service capacity of 3,321. Additionally, we had one facility that was vacant at June 30, 2009 with a service capacity of 70 beds.  Average contract occupancy for the three months ended June 30, 2009 was 89.4% compared to 81.9% for the three months ended June 30, 2008.  The increase in the average contract occupancy in 2009 was due to increased occupancy/higher utilization at such facilities as the Abraxas Academy, A-1 and the Hector Garza Residential Treatment Center.

The average per diem rate for our residential Abraxas Youth and Family Services facilities was approximately $194.53 for the three months ended June 30, 2009 compared to $190.46 for the three months ended June 30, 2008.  Our average fee-for-service rate for our non-residential Abraxas Youth and Family Services community-based facilities and programs was approximately $45.17 for the three months ended June 30, 2009 compared to $49.33 for the three months ended June 30, 2008. Our average fee-for-service rate can fluctuate from period-to-period depending on the mix of services provided at our various Abraxas Youth and Family Services facilities and programs.

Adult Community-Based Services. Adult Community-Based Services revenues increased approximately $0.9 million, or 5.1%, to $18.4 million for the three months ended June 30, 2009 from $17.5 million for the three months ended June 30, 2008 due to various immaterial fluctuations in revenues spread across our Adult Community-Based Services facilities and programs.

At June 30, 2009, we operated 28 residential Adult Community-Based Services facilities and three non-residential Adult Community-Based Services programs with an aggregate service capacity of 3,960.  Average contract occupancy was 111.3% for the three months ended June 30, 2009 compared to 101.0% for the three months ended June 30, 2008.  The average per diem rate for our residential Adult Community-Based Services facilities was approximately $66.85 for the three months ended June 30, 2009 compared to $65.80 for the three months ended June 30, 2008.  The average fee-for-service rate for our non-residential Adult Community-Based Services programs was approximately $10.35 for the three months ended June 30, 2009 compared to $12.62 for the three months ended June 30, 2008. Our average fee-for-service rates fluctuate as a result of changes in the mix of services provided by our various Adult Community-Based Services programs and facilities.

Operating Expenses. Operating expenses increased approximately $6.4 million, or 9.4%, to $74.7 million for the three months ended June 30, 2009 from $68.3 million for the three months ended June 30, 2008.

Adult Secure Services. Adult Secure Services operating expenses increased approximately $6.7 million, or 20.8%, to $38.9 million for the three months ended June 30, 2009 from $32.2 million for the three months ended June 30, 2008 due primarily to (1) an increase in operating expenses of $2.3 million at the Great Plains Correctional Facility due to increased occupancy as a result of a facility expansion completed in September 2008, (2) an increase in operating expenses of $1.1 million at the D. Ray James Prison due to increased occupancy, (3) an increase in operating expenses of $0.9 million at RCC due to increased occupancy, (4) an increase in operating expenses of $0.9 million at the Big Spring Correctional Center due to improved occupancy and (5) an increase in operating expenses of $0.5 million at Walnut Grove due to increased occupancy following the completion of a facility expansion in the third quarter of 2008. The remaining net increase in operating expenses of approximately $1.0 million was due to various immaterial fluctuations in operating expenses at our other Adult Secure Services facilities as well as an increase in divisional operating expenses in the 2009 period.

As a percentage of segment revenues, Adult Secure Services operating expenses were 65.6% for the three months ended June 30, 2009 compared to 64.1% for the three months ended June 30, 2008.

Abraxas Youth and Family Services.  Abraxas Youth and Family Services division operating expenses increased approximately $0.3 million, or 1.3%, to $23.9 million for the three months ended June 30, 2009 from $23.6 million for the three months ended June 30, 2008 due primarily to (1) an increase in operating expenses of $0.5 million at the Abraxas Academy due to increased occupancy, (2) an increase in operating expenses of $0.6 million at the Hector Garza Residential Treatment Center due to improved occupancy and (3) an increase in operating expenses of $0.6 million at TATC due to increased occupancy,   The increase in operating expenses due to the above was offset, in part, by (1) a decrease in operating expenses of $0.9 million due to the termination of our management contract for the Salt Lake Valley Detention Center as of September 2008 and (2) a decrease in operating expenses of $0.4 million due to the termination of our management contract for the Reading Alternative Education School Program in June 2008. The remaining net decrease in operating expenses of approximately $0.1 million was due to various immaterial fluctuations in operating expenses at our other Abraxas Youth and Family Services facilities and programs.

As a percentage of segment revenues, Abraxas Youth and Family Services operating expenses were 85.8% for the three months ended June 30, 2009 compared to 87.9% for the three months ended June 30, 2008.  The reduction in the operating expense ratio in 2009 was principally due to the increased utilization at those facilities noted.

Adult Community-Based Services. Adult Community-Based Services operating expenses were approximately $12.1 million and $12.4 for the three months ended June 30, 2009 and 2008, respectively.  The decrease was primarily due to an estimated gain of $0.4 million in June 2009 related to the insurance recoveries in excess of property carrying values at the Reid Community Residential Facility damaged in Hurricane Ike in September 2008.  This gain is reflected in operating expenses for the three months ended June 30, 2009.  There were no significant fluctuations in operating expenses at our various Adult Community-Based Services facilities and programs between the two periods.

As a percentage of segment revenues, Adult Community-Based Services operating expenses were 65.7% for the three months ended June 30, 2009 compared to 71.0% for the three months ended June 30, 2008. The improvement in the operating margin was primarily due to the increased utilization across the various facilities and programs during the period.

Depreciation and Amortization.  Depreciation and amortization expense was approximately $4.7 million and $4.2 million for the three months ended June 30, 2009 and 2008, respectively.  Depreciation expense increased primarily due to the facility expansions at the Great Plains Correctional Facility and the D. Ray James Prison.  Amortization of intangibles was approximately $0.4 million and $0.5 million for the three months ended June 30, 2009 and 2008, respectively.

General and Administrative Expenses. General and administrative expenses decreased approximately $0.9 million, or 12.5%, to $6.3 million for the three months ended June 30, 2009 compared to $7.2 million for the three months ended June 30, 2008.  The decrease was due primarily to higher legal and other professional expenses incurred in the 2008 period.

Interest. Interest expense, net of interest income, increased to approximately $6.6 million for the three months ended June 30, 2009 from $5.6 million for the three months ended June 30, 2008. The increase in net interest expense was partially due to higher average outstanding borrowings during 2009. Capitalized interest for the three months ended June 30, 2008 was approximately $0.8 million and related to the facility expansion projects at the Great Plains Correctional Facility and the D. Ray James Prison. There was no interest capitalized during the three months ended June 30, 2009.

Income Taxes. For the three months ended June 30, 2009, we recognized a provision for income taxes at an estimated effective rate of 41.4%.  For the three months ended June 30, 2008, we recognized a provision for income taxes at an estimated effective rate of 42.8%.  The change in our estimated effective tax rate in 2009 was related to an increase in operating income across certain of our business segments and the decreased impact of certain non-deductible expenses.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues. Revenues increased approximately $15.0 million, or 7.9%, to $205.0 million for the six months ended June 30, 2009 from $190.0 million for the six months ended June 30, 2008.

Adult Secure Services. Adult Secure Services revenues increased approximately $15.9 million, or 15.9%, to $116.1 million for the six months ended June 30, 2009 from $100.2 million for the six months ended June 30, 2008 due primarily to (1) an increase in revenues of approximately $10.2 million at the Great Plains Correctional Facility due to increased occupancy as a result of a facility expansion completed in September 2008, (2) an increase in revenues of $2.4 million at RCC due to improved occupancy, (3) an increase in revenues of $1.5 million at Walnut Grove due to a facility expansion completed in the third quarter of 2008, (4) an increase in revenues of $1.0 million at the Big Spring Correctional Center due to increased occupancy and (5) an increase in revenues of $0.7 million at the D. Ray James Prison due to increased occupancy resulting from the facility expansion completed in February 2008.  The remaining net increase in revenues of $0.1 million was due to various immaterial fluctuations in revenues at our other Adult Secure Services facilities.

Average contract occupancy for the six months ended June 30, 2009 was 89.6% compared to 94.0% for the six months ended June 30, 2008.  The average per diem rate for our Adult Secure Services facilities was approximately $54.52 and $54.46 for the six months ended June 30, 2009 and 2008, respectively. The decrease in the average contract occupancy is primarily due to (1) the additional capacity brought into operations in September 2008 at Walnut Grove, which we began ramping during the fourth quarter of 2008, (2) under-utilization at certain California facilities and (3) the activation of the second expansion at D. Ray James Prison in April 2009.

Abraxas Youth and Family Services.  Abraxas Youth and Family Services revenues decreased approximately $1.3 million, or 2.4%, to $53.4 million for the six months ended June 30, 2009 from $54.7 million for the six months ended June 30, 2008 due to (1) a decrease in revenues of $1.9 million due to the termination of our management contract for the Salt Lake Valley Detention Center as of September 2008 and (2) a decrease in revenues of $1.2 million due to the termination of our management contract for the Reading Alternative Education School Program as of June 2008.  The decrease in revenues due to the above was offset, in part, by (1) an increase in revenues of $1.2 million at the Abraxas Academy due to increased occupancy, (2) an increase in revenues of $1.0 million at TATC due to improved occupancy and (3) an increase in revenues of $0.4 million at the Hector Garza Residential Treatment Center due to increased occupancy.  The remaining net decrease in revenues of $0.8 million was due to various immaterial fluctuations in revenues at our other Abraxas Youth and Family Services facilities and programs.

Average contract occupancy was 86.8% and 83.8% for the six months ended June 30, 2009 and 2008, respectively. The increase in the 2009 average contract occupancy was primarily a result of higher utilization of the Hector Garza Residential Treatment Center, the Abraxas Academy and TATC facilities.  The average per diem rate for our residential Abraxas Youth and Family Services facilities was approximately $195.96 and $188.66 for the six months ended June 30, 2009 and 2008, respectively. The increase in the 2009 average per diem rate reflects the continued ramp-up of the Abraxas Academy, increased utilization at A-1 and our San Antonio facilities, as well as changes in the mix of services provided at other facilities. The average fee-for-service rate for our non-residential Abraxas Youth and Family Services community-based facilities and programs was approximately $45.12 and $49.80 for the six months ended June 30, 2009 and 2008, respectively. The decrease in the average fee-for-service rate for 2009 was due to changes in the mix of services provided by our various non-residential Abraxas Youth and Family Services facilities and programs.

Adult Community-Based Services. Adult Community-Based Services revenues increased approximately $0.3 million, or 0.9%, to $35.5 million for the six months ended June 30, 2009 from $35.2 million for the six months ended June 30, 2008.  Revenues decreased approximately $0.6 million due to the termination of our management contract for the Lincoln County Detention Center in May 2008.  This decrease was offset by a net increase in revenues of $0.9 million due to immaterial fluctuations in revenues among our various Adult Community-Based Services facilities and programs.

Average contract occupancy was 107.4% and 100.9% for the six months ended June 30, 2009 and 2008.  The average per diem rate for our residential Adult Community-Based Services facilities was $67.05 and $65.88 for the six months ended June 30, 2009 and 2008, respectively.  The average fee-for-service rate for our non-residential Adult Community-Based Services programs was $9.64 and $12.86 for the six months ended June 30, 2009 and 2008, respectively. The decrease in the average fee-for-service rate for 2009 was due to changes in the mix of services provided by our various non-residential Adult Community-Based Services facilities and programs.

Operating Expenses. Operating expenses increased approximately $9.1 million, or 6.6%, to $147.6 million for the six months ended June 30, 2009 from $138.5 million for the six months ended June 30, 2008.

Adult Secure Services. Adult Secure Services operating expenses increased approximately $11.1 million, or 17.2%, to $75.6 million for the six months ended June 30, 2009 from $64.5 million for the six months ended June 30, 2008 due to (1) an increase in operating expenses of $4.5 million at the Great Plains Correctional Facility due to increased occupancy as a result of a facility expansion completed in September 2008 (2) an increase in operating expenses of $1.6 million at the D. Ray James Prison due to increased occupancy as a result of facility expansions completed in February 2008 and April 2009, (3) an increase in operating expenses of $1.4 million at the Big Spring Correctional Center due to improved occupancy, (4) an increase in operating expenses of $1.1 million at Walnut Grove due to increased occupancy as a result of a facility expansion completed in third quarter of 2008 and (5) an increase in operating expenses of $0.8 million at RCC due to improved occupancy. The remaining net increase in operating expenses of $1.7 million was due to various immaterial fluctuations in operating expenses at our other Adult Secure Services facilities as well as an increase in divisional operating expenses of $1.5 million in the 2009 period.

As a percentage of segment revenues, Adult Secure Services operating expenses were 65.1% for the six months ended June 30, 2009 compared to 64.3% for the six months ended June 30, 2008. The 2008 operating margin was favorably impacted by a $1.5 million contract-based revenue adjustment at the RCC for the contract year ended March 2008 (which we recognized in March 2008).

Abraxas Youth and Family Services.  Abraxas Youth and Family Services operating expenses decreased approximately $1.1 million, or 2.2%, to $48.0 million for the six months ended June 30, 2009 from $49.1 million for the six months ended June 30, 2008 due primarily to (1) a decrease in operating expenses of $1.9 million due to the termination of our management contract for the Salt Lake Valley Detention Center as of September 2008 and (2) a decrease in operating expenses of $0.9 million due to the termination of our management contract for the Reading Alternative Education School Program as of June 2008. The decrease in operating expenses due to the above was offset, in part, by (1) an increase in operating expenses of $1.2 million at the Abraxas Academy due to improved occupancy, (2) an increase in operating expenses of $1.1 million at the Hector Garza Residential Treatment Center due to improved occupancy and (3) an increase in operating expenses of $0.8 million at TATC due to improved occupancy.  The remaining net decrease in operating expenses of approximately $1.4 million was due to various immaterial fluctuations in operating expenses at our other Abraxas Youth and Family Services facilities and programs.

As a percentage of segment revenues, Abraxas Youth and Family Services operating expenses were 89.9% and 89.8% for the six months ended June 30, 2009 and 2008, respectively.

Adult Community-Based Services. Adult Community-Based Services operating expenses decreased approximately $0.9 million, or 3.6%, to $24.0 million for the six months ended June 30, 2009 from $24.9 million for the six months ended June 30, 2008 due primarily to a decrease in operating expenses of $0.6 million due to the termination of our management contract for the Lincoln County Detention Center in May 2008.  Additionally, in June 2009, we recorded an estimated gain of $0.4 million related to the insurance recoveries in excess of property carrying values at the Reid Community Residential Facility damaged in Hurricane Ike in September 2008.  This gain is reflected in operating expenses for the six months ended June 30, 2009.  The remaining net increase in operating expenses of $0.1 million was due to immaterial fluctuations in operating expenses at our other Adult Community-Based Services facilities and programs. As a percentage of segment revenues, Adult Community-Based Services operating expenses were 67.7% for the six months ended June 30, 2009 compared to 70.8% for the six months ended June 30, 2008.

Depreciation and Amortization.  Depreciation and amortization expense was approximately $9.6 million and $8.4 million for the six months ended June 30, 2009 and 2008, respectively.  Depreciation of property and equipment increased approximately $1.3 million due primarily to depreciation expense related to the facility expansions at the Great Plains Correctional Facility and the D. Ray James Prison.  Amortization of intangibles was approximately $0.9 million and $1.0 million for the six months ended June 30, 2009 and 2008, respectively.

General and Administrative Expenses. General and administrative expenses decreased approximately $1.4 million, or 10.1%, to approximately $12.4 million for the six months ended June 30, 2009 from $13.8 million for the six months ended June 30, 2008 due primarily to lower legal and other professional expenses in the 2009 period.

Interest. Interest expense, net of interest income, increased to approximately $12.5 million for the six months ended June 30, 2009 from $11.9 million for the six months ended June 30, 2008. The increase in net interest expense was partially due to higher levels of borrowings outstanding during 2009. For the six months ended June 30, 2009, we capitalized interest of $0.7 million related to the 700 bed facility expansion project at the D. Ray James Prison.  For the six months ended June 30, 2008, we capitalized interest of approximately $1.3 million related to the expansion projects at the D. Ray James Prison and the Great Plains Correctional Facility.

Income Taxes. For the six months ended June 30, 2009, we recognized a provision for income taxes at an estimated effective rate of 41.5%.  For the six months ended June 30, 2008, we recognized a provision for income taxes at an estimated effective rate of 43.1%.  The change in our estimated effective tax rate in 2009 was related to an increase in operating income across certain of our business segments and the decreased impact of certain non-deductible expenses.

Contractual Uncertainties Related to Certain Facilities

Regional Correctional Center.  The Office of Federal Detention Trustee (“OFDT”) holds the contract for the use of the RCC on behalf of ICE, USMS and the BOP with Bernalillo County (the “County”) through an intergovernmental services agreement, and we have an operating and management agreement with the County.  In July 2007, we were notified by ICE that it was removing all ICE detainees from the RCC and the removal was completed in early August 2007.  The facility is still being utilized by the USMS, and since May 2008 by the BOP, but not at its full capacity.  In February 2008, ICE informed us that it would not resume use of the facility.  In February 2008, OFDT attempted to unilaterally amend its agreement with the County to reduce the number of minimum annual guaranteed mandays under the agreement from 182,500 to 66,300.  Neither we nor the County believe OFDT has the right to unilaterally amend the contract in this manner, and OFDT has been informed of our position. Although either party to the intergovernmental services agreement has the right to terminate upon 180 days notice, neither party has exercised such right as of June 30, 2009.

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

In March 2009, the Federal Judge presiding over the case issued an Order based on motions filed by Plaintiffs class counsel asking the Judge to reform the 2005 settlement agreements to allow for access to the RCC.  In those motions, the Plaintiffs also requested alternative relief in the form of withdrawal of the Court’s approval of the 2005 settlement agreements.  Based on our interpretation of the Order, the Judge denied Plaintiffs’ request for access to the RCC, granted the alternative relief requested, withdrew her approval of the 2005 settlement agreements and granted the option to Plaintiffs to

rescind their 2005 settlement agreements.   The Plaintiffs chose to rescind the 2005 settlement agreements.  In the Order, the Judge concluded that the RCC, at least to the extent it is used to house detainees by Bernalillo County pursuant to the intergovernmental services agreement, is part of the county jail system.  The County has informed us that it does not believe McClendon should apply to the RCC and the County has filed an appeal of the Order to the U.S. Court of Appeals for the Tenth Circuit.  We are not a party to this lawsuit and the ramifications of the Court’s Order to our operation of the RCC are unclear.

The 2005 settlement agreements imposed various conditions on the Metropolitan Detention Center that resulted in material increases to its operating costs.  The effect of the rescission of the 2005 settlement agreements is unclear since those settlement agreements replaced prior settlement agreements approved in 1996.  We do not believe we are contractually obligated to bear any incremental costs of complying with any settlement agreements in the McClendon case although the County has expressed to us that it may want us to absorb a portion of any costs that would be incurred.   We currently plan to continue to operate the facility and also continue with our marketing plans for the RCC.

Revenues for this facility were approximately $6.4 million and $4.0 million (including a $1.5 million contract-based revenue adjustment for the contract year ended March 31, 2008, for which the related receivable is carried in accounts receivable-trade at June 30, 2009) for the six months ended June 30, 2009 and 2008, respectively. The net carrying value of the leasehold improvements for this facility was approximately $1.1 million at June 30, 2009 and December 31, 2008. Our lease for this facility requires monthly rent payments of approximately $0.13 million for the remaining term of the lease (which was extended through June 2010). To date, although we have several federal agencies using the RCC, the facility still has available capacity. Our inability to expand the existing population with current or new customers or any disruption of our operations due to activity in the McClendon case could have an adverse effect on our financial condition, results of operations and cash flows.  We believe that pursuant to the provisions of SFAS No. 144, no impairment to the carrying value of the leasehold improvements for this facility has occurred.

Hector Garza Residential Treatment Center. In October 2005, we initiated the temporary closure of this MCF leased facility in San Antonio, Texas. We reactivated the facility during the third quarter of 2007. The net carrying value for this facility was approximately $4.0 million at June 30, 2009 and December 31, 2008.  We believe that, pursuant to the provisions of SFAS No. 144, no impairment to the carrying value of this facility has occurred due to existing (and increasing) demand from current customers (including the Texas Youth Commission) and anticipated incremental demand from additional multiple customers to whom the facility is being marketed (including several current and anticipated requests for proposal).

Realization of long-lived assets

We review our long-lived assets (including our facilities at a facility-by-facility level) for impairment at least annually or when changes in circumstances or a triggering event indicates that the carrying amount of the asset may not be recoverable in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets to be held and used recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable from its estimated future undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and the fair value of the asset. Assets to be disposed of by sale are recorded at the lower of their carrying amount or fair value less estimated selling costs. We estimate projections of undiscounted cash flows, and also fair value, based upon the best information available, which may include expected future discounted cash flows to be produced by the asset and/or available market prices. Factors that significantly influence estimated future cash flows include the periods and levels of occupancy for the facility, expected per diem or reimbursement rates, assumptions regarding the levels of staffing, services and future operating and capital expenditures necessary to generate forecasted revenues, related costs for these activities and future rate of increases or decreases associated with these factors. Information typically utilized will also include relevant terms of existing contracts (for similar services and customers), market knowledge of customer demand (both present and anticipated) and related pricing, market competitors, and our historical experience (as to areas including customer requirements, contract terms, operating requirements/costs, occupancy trends, etc.). We may also consider the results of any appraisals if a fair value is necessary. Estimates for factors such as per diem or reimbursement rates may be highly subjective, particularly in circumstances where there is no current operating contract in place and changes in the assumptions and estimates could result in the recognition of impairment charges.

The most subjective estimates made in our impairment analysis for 2008 related to Cornell Abraxas 1 and the Hector Garza Residential Treatment Center, particularly with respect to estimated occupancy. The approximate carrying values at December 31, 2008 for Cornell Abraxas 1 and the Hector Garza Residential Treatment Center were $10.4 million and $4.0 million, respectively. The estimated undiscounted future cash flow values exceeded the carrying values noted for the facilities, and all facilities had operating contracts in place. During 2009, there were no significant events that caused us to believe that an impairment of these facilities during the current period had occurred.

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

We maintain operating leases in the ordinary course of our business activities.  These leases include those for operating facilities, office space and office and operating equipment, and the terms of these agreements range from 2008 until 2075.  As of June 30, 2009, our total commitment under these operating leases was approximately $118.5 million.

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of June 30, 2009 (in thousands):

	Payments Due by Period
			2010 -	2012 -
	Total	2009	2011	2013	Thereafter

Contractual Obligations:
Long-term debt — principal
• Cornell Companies, Inc.	$112,000	$—	$—	$112,000	$—
• Special Purpose Entity	134,100	12,400	28,000	33,000	60,700
Long-term debt — interest
• Cornell Companies, Inc.	36,120	6,020	24,080	6,020	—
• Special Purpose Entity	50,257	5,679	19,482	14,534	10,562
Revolving line of credit-principal
• Cornell Companies, Inc.	73,000	—	73,000	—	—
Revolving line of credit-interest
• Cornell Companies, Inc.	696	486	210	—	—
Capital lease obligations
• Cornell Companies, Inc.	21	7	14	—	—
Construction commitments	4,619	4,619	—	—	—
Operating leases	118,462	3,851	25,580	21,876	67,155
Consultative and non-competeagreements	110	110	—	—	—
Total contractual cash obligations	$529,385	$33,172	$170,366	$187,430	$138,417

Approximately $2.7 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48 as of June 30, 2009 but are not included in the contractual obligations table above because we are uncertain as to if or when such amounts may be settled.  Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for potential penalties of approximately $0.1 million and for interest of approximately $0.1 million as of June 30, 2009.

We enter into letters of credit in the ordinary course of operating and financing activities.  As of June 30, 2009, we had outstanding letters of credit of approximately $15.4 million primarily for certain workers’ compensation insurance and other operating obligations.  The following table details our letters of credit commitments as of June 30, 2009 (in thousands):

	Total	Amount of Commitment Expiration Per Period
	Amounts	Less than			More Than
	Committed	1 Year	1-3 Years	3-5 Years	5 Years
Commercial Commitments:
Standby letters of credit	$15,449	$14,699	$750	$—	$—

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

Credit Risk

Due to the short duration of our investments, changes in market interest rates would not have a significant impact on their fair value.  In addition, our accounts receivables are with federal, state, county and local government agencies, which we believe reduces our credit risk. However, it is possible that such situations as continuing budget resolutions, delayed passage of budgets or budget pressures may increase the length of repayment of certain receivables. Recently, the State of California has notified vendors providing services to the state that it will temporarily issue IOU’s, which will be repaid October 2, 2009. While we will closely monitor this situation, we do not currently expect this to have a permanent impact on the repayment of our receivables related to our facilities in California.

Interest Rate Exposure

Our exposure to changes in interest rates primarily results from our Amended Credit Facility, as these borrowings have floating interest rates.  The debt on our consolidated financial statements at June 30, 2009 with fixed interest rates consist of the 8.47% Bonds issued by MCF, a special purpose entity, in August 2001 in connection with the 2001 Sale and Leaseback Transaction and $112.0 million of Senior Notes.  The detrimental effect of a hypothetical 100 basis point increase in interest rates on our current borrowings under our Amended Credit Facility would be to reduce income before provision for income taxes by approximately $0.4 million for the six months ended June 30, 2009.  At June 30, 2009, the fair value of our consolidated fixed rate debt was approximately $323.5 million based upon quoted market prices or discounted future cash flows using the same or similar securities.

Inflation

Other than personnel, offender medical costs at certain facilities, and employee medical and worker’s compensation insurance costs, we believe that inflation has not had a material effect on our results of operations during the past two years.  We have experienced significant increases in offender medical costs and employee medical and worker’s compensation insurance costs, and we have also experienced higher personnel costs during the past two years. Most of our facility management contracts provide for payments of either fixed per diem fees or per diem fees that increase by only small amounts during the term of the contracts. Inflation could substantially increase our personnel costs (the largest component of our operating expenses), medical and insurance costs or other operating expenses at rates faster than any increases in contract revenues.  Food costs (part of our resident/inmate care costs) have also been subject to rising prices in 2008 and 2009. We believe we have limited our exposure through long-term contracts with fixed term pricing.

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

Changes in Internal Control over Financial Reporting

In connection with the evaluation as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act, we have not identified any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) during our fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II                           OTHER INFORMATION

ITEM 1.                 Legal Proceedings.

See Part I, Item 1. Note 9 to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A.              Risk Factors.

The risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2008 are incorporated herein by this reference. There are no material changes to such risk factors.

ITEM 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.                 Defaults Upon Senior Securities.

None.

ITEM 4.                 Submission of Matters to a Vote of Security Holders.

On June 18, 2009, the Company held its 2009 Annual Meeting of Shareholders.  The matters voted on at the meeting and the results thereof are as follows:

1.        Shareholders elected the persons listed below as directors whose terms expire at the 2010 Annual Meeting of Shareholders or until their successors are elected and qualified.  Results by nominee were:

		Authority
	Voted For	Withheld

Max Batzer	14,095,978	361,321
Anthony R. Chase	14,098,081	359,218
Richard Crane	13,804,844	652,455
Zachary R. George	14,359,370	97,929
Todd Goodwin	14,007,311	449,988
James E. Hyman	14,022,681	434,618
Andrew R. Jones	14,068,623	388,676
Alfred Jay Moran, Jr.	14,006,898	450,401
D. Stephen Slack	14,015,661	441,638

2.        Shareholders ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.  Results were as follows:

For	Against	Abstain	Broker Non-Vote
14,404,262	50,611	2,426	0

3.        Shareholders approved amendments to the Company’s 2006 Equity Incentive Plan and reapproval of performance goals that may apply to awards under the plan.  Results were as follows:

For	Against	Abstain	Broker Non-Vote
12,627,017	1,371,848	5,720	452,714

4.        Shareholders approved amendments to the Company’s 2000 Director Stock Plan.  Results were as follows:

For	Against	Abstain	Broker Non-Vote
13,366,765	627,930	9,890	452,714

5.        Shareholders rejected a shareholders proposal that the Company provide semi-annual reports to shareholders regarding the Company’s political contributions and trade association dues.  Results were as follows:

For	Against	Abstain	Broker Non-Vote
3,958,000	9,338,683	707,902	452,714

ITEM 5.                 Other Information.

None.

ITEM 6.                 Exhibits.

10.1

Form of Cornell Companies, Inc. Restricted Stock Award Agreement (Profitability & Time-Based) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2009)

10.2	Form of Cornell Companies, Inc. Restricted Stock Award Agreement (Performance Based) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 7, 2009)
10.3	Cornell Companies, Inc. 2006 Incentive Plan, as amended and restated (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed April 28, 2009)
10.4	Cornell Companies, Inc. Amended and Restated 2000 Director Stock Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed April 28, 2009)
10.5*	Cornell Companies, Inc. First Amendment to the Amended and Restated 1996 Stock Option Plan
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNELL COMPANIES, INC.

Date: August 7, 2009	By:	/s/ James E. Hyman
JAMES E. HYMAN
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: August 7, 2009	By:	/s/ John R. Nieser
JOHN R. NIESER
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)