Form 10-K/A
period 2008-12-31
CORNELL COMPANIES INC
filed 2009-08-14
CIK 1016152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

Cornell Companies, Inc.

2008 Form 10-K

Explanatory Note

This Amendment No. 2 to Form 10-K (this “Second Amendment”) amends Cornell Companies, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008 (the “Original 10-K”) which was filed with the Securities and Exchange Commission on March 6, 2009, as subsequently amended by Amendment No. 1 to the Original 10-K filed on July 2, 2009.  The Company is filing this Amendment No. 2 for the sole purpose of filing the revised Exhibits 31.1 and 31.2 included in Amendment No. 1 together with the entire Original 10-K.  The conformed signatures of the Company’s Chief Executive Officer, President and Chairman of the Board and Chief Financial Officer, Senior Vice President and Treasurer to these exhibits were inadvertently not included in the Original 10-K.  Amendment No. 1 did not include the entire Original 10-K and this Amendment No. 2 is being filed to include the entire Original 10-K.

Except as described above, no other changes have been made to the Original 10-K or Amendment No. 1.  The Original 10-K continues to speak as of the date of the Original Filing, and Cornell Companies, Inc. has not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the Original 10-K, or to modify the disclosure contained in the Original 10-K other than to reflect the changes described above.

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

10.17*	Cornell Companies, Inc. 2006 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Schedule 14A filed on May 10, 2006).

10.18*	Form of Cornell Companies, Inc. Restricted Stock Award — Performance Based (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2008).

10.19*	Form of Cornell Companies, Inc. Restricted Stock Award — Time Based (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 12, 2008).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 6, 2009).

23.1†	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (incorporated by reference to the signature page to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 6, 2009).

31.1†	Section 302 Certification of Chief Executive Officer.

31.2†	Section 302 Certification of Chief Financial Officer.

32.1†	Section 906 Certification of Chief Executive Officer.

32.2†	Section 906 Certification of Chief Financial Officer.

99.1

Letter Agreement, dated September 5, 2001, as amended, between Cornell Companies, Inc. and Lehman Brothers, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 16, 2002).

*      Management compensatory plan or contract.

†      Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNELL COMPANIES, INC.

Dated:	August 14, 2009	By:	/s/ James E. Hyman
James E. Hyman
Chief Executive Officer, President and
Chairman of the Board

		By:	/s/ John R. Nieser
Chief Financial Officer, Senior Vice President and Treasurer