Form 10-Q
period 2009-09-30
CORNELL COMPANIES INC
filed 2009-11-06
CIK 1016152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

At November 6, 2009, the registrant had 14,928,619 shares of common stock outstanding.

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

•                  pricing and per diem rates,

•                  contract commencements,

•                  new contract opportunities,

•                  operations at, future contracts for, and results from our Regional Correctional Center,

•                  the timing (including ramp of facility population) and other aspects of planned expansions, including without limitation the D. Ray James Prison and Walnut Grove Youth Correctional Facility expansions, and client contracts for such facilities,

•                  the construction and lease of the new facility in Hudson, Colorado and our contract with the Alaska Department of Corrections, including the timing of the ramp of facility population,

•                  adequacy of insurance,

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

PART I FINANCIAL INFORMATION

ITEM 1.                 Financial Statements.

CORNELL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,972	$14,613
Accounts receivable — trade (net of allowance for doubtful accounts of $4,899 and $4,272, respectively)	74,971	64,622
Other receivables	4,523	4,766
Bond fund payment account and other restricted assets	26,904	31,370
Deferred tax assets	10,562	9,151
Prepaid expenses and other	5,702	6,368
Total current assets	127,634	130,890
PROPERTY AND EQUIPMENT, net	451,944	450,354
OTHER ASSETS:
Debt service reserve fund	23,370	23,750
Goodwill, net	13,308	13,308
Intangible assets, net	1,374	2,320
Deferred costs and other	18,318	16,299
Total assets	$635,948	$636,921

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$57,432	$69,093
Current portion of long-term debt	13,413	12,412
Total current liabilities	70,845	81,505
LONG-TERM DEBT, net of current portion	292,798	308,070
DEFERRED TAX LIABILITIES	18,854	17,491
OTHER LONG-TERM LIABILITIES	1,973	1,688
Total liabilities	384,470	408,754

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 30,000,000 shares authorized, 16,412,802 and 16,238,685 shares issued and 14,924,916 and 14,732,522 shares outstanding, respectively	16	16
Additional paid-in capital	167,534	164,746
Retained earnings	92,500	73,318
Accumulated other comprehensive income	1,485	1,676
Treasury stock (1,487,886 and 1,506,163 shares of common stock, at cost, respectively)	(11,888)	(12,034)
Total Cornell Companies, Inc.	249,647	227,722
Non-controlling interest	1,831	445
Total stockholders’ equity	251,478	228,167
Total liabilities and stockholders’ equity	$635,948	$636,921

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

REVENUES	$103,279	$95,187	$308,323	$285,225
OPERATING EXPENSES, EXCLUDING DEPRECIATION AND AMORTIZATION	74,419	71,234	222,044	209,723
DEPRECIATION AND AMORTIZATION	4,460	4,466	14,093	12,843
GENERAL AND ADMINISTRATIVE EXPENSES	5,806	5,450	18,214	19,217

INCOME FROM OPERATIONS	18,594	14,037	53,972	43,442

INTEREST EXPENSE	6,500	6,162	19,435	19,074
INTEREST INCOME	(124)	(408)	(530)	(1,459)

INCOME BEFORE PROVISION FOR INCOME TAXES AND NON-CONTROLLING INTEREST	12,218	8,283	35,067	25,827

PROVISION FOR INCOME TAXES	5,012	3,368	14,499	10,931

NET INCOME	7,206	4,915	20,568	14,896

NON-CONTROLLING INTEREST	513	87	1,386	87

INCOME AVAILABLE TO STOCKHOLDERS	$6,693	$4,828	$19,182	$14,809

EARNINGS PER SHARE:
BASIC	$.45	$.33	$1.29	$1.01
DILUTED	$.45	$.32	$1.28	$1.00

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	14,886	14,734	14,880	14,715
DILUTED	14,995	14,915	14,968	14,867

COMPREHENSIVE INCOME:
Net income	$7,206	$4,915	$20,568	$14,896
Other comprehensive income, net of tax: Unrealized gain on derivative instruments, net of tax provision of $324 and $406 in 2008	—	467	—	584
Total other comprehensive income, net of tax	7,206	5,382	20,568	15,480
Comprehensive income attributable to non-controlling interest	513	87	1,386	87
Comprehensive income attributable to Cornell Companies, Inc.	$6,693	$5,295	$19,182	$15,393

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional				Accumulated Other	Non-	Total
		Par	Paid-In	Retained	Treasury Stock		Comprehensive	Controlling	Stockholders’	Comprehensive
	Shares	Value	Capital	Earnings	Shares	Cost	Income	Interest	Equity	Income

BALANCES AT DECEMBER 31, 2008	16,238,685	$16	$164,746	$73,318	1,506,163	$(12,034)	$1,676	$445	$228,167	$—

NET INCOME	—	—	—	19,182	—	—	—	1,386	20,568	19,182
COMPREHENSIVE INCOME	—	—	—	—	—	—	—	—	—	$19,182
EXERCISE OF STOCK OPTIONS	2,550	—	32	—	—	—	—	—	32
INCOME TAX BENEFIT/(EXPENSE) FROM STOCK OPTION EXERCISES	—	—	(71)	—	—	—	—	—	(71)
DEFERRED AND OTHER STOCK COMPENSATION	158,783	—	2,347	—	—	—	—	—	2,347
AMORTIZATION OF GAIN ON TERMINATION OF DERIVATIVE	—	—	—	—	—	—	(191)	—	(191)
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	—	—	143	—	(18,277)	146	—	—	289
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	12,784	—	337	—	—	—	—	—	337

BALANCES AT SEPTEMBER 30, 2009	16,412,802	$16	$167,534	$92,500	1,487,886	$(11,888)	$1,485	$1,831	$251,478

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional				Accumulated Other	Non-	Total
		Par	Paid-In	Retained	Treasury Stock		Comprehensive	Controlling	Stockholders’	Comprehensive
	Shares	Value	Capital	Earnings	Shares	Cost	Income	Interest	Equity	Income

BALANCES AT DECEMBER 31, 2007	16,068,677	$16	$160,319	$51,127	1,515,046	$(12,105)	$1,092	$—	$200,449	$—

NET INCOME	—	—	—	14,896	—	—	—	87	14,809	14,809
UNREALIZED GAIN ON DERIVATIVE INSTRUMENTS, NET OF TAXES OF $406	—	—	—	—	—	—	584	—	584	584
COMPREHENSIVE INCOME	—	—	—	—	—	—	—	—	—	$15,393
EXERCISE OF STOCK OPTIONS	36,390	—	444	—	—	—	—	—	444
INCOME TAX BENEFIT/(EXPENSE) FROM STOCK OPTION EXERCISES	—	—	140	—	—	—	—	—	140
DEFERRED AND OTHER STOCK COMPENSATION	144,637	—	2,220	—	—	—	—	—	2,220
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	—	—	82	—	(8,883)	71	—	—	153
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	10,761	—	380	—	—	—	—	—	380

BALANCES AT SEPTEMBER 30, 2008	16,260,465	$16	$163,585	$66,023	1,506,163	$(12,034)	$1,676	$87	$219,179

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,568	$14,896
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation	13,147	11,386
Amortization of intangibles and other assets	946	1,593
Impairment of long-lived assets	—	250
Amortization of deferred financing costs	950	952
Amortization of Senior Notes discount	138	138
Amortization of gain on termination of derivative	(191)	—
Stock-based compensation	2,618	2,519
Provision for bad debts	702	1,638
(Gain)loss on sale/disposals of property and equipment	(1,046)	82
Deferred income taxes	(119)	341
Change in assets and liabilities:
Accounts receivable	(11,021)	(12,569)
Other restricted assets	223	(806)
Other assets	(1,558)	(4,747)
Accounts payable and accrued liabilities	(13,969)	5,531
Other long-term liabilities	285	(238)
Net cash provided by operating activities	11,673	20,966

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,456)	(59,282)
Sales of investment securities	—	250
Proceeds from insurance recoveries and proceeds from sale of property and equipment	2,608	791
Withdrawals from restricted debt payment account, net	4,623	3,702
Net cash used in investing activities	(7,225)	(54,539)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	2,000	43,000
Payments of line of credit	(4,000)	—
Payment of MCF bonds	(12,400)	(11,400)
Tax benefit of stock option exercises	—	140
Payments of capital lease obligations	(10)	(8)
Proceeds from exercise of stock options and employee stock purchase plan contributions	321	597
Net cash provided by (used in) financing activities	(14,089)	32,329

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,641)	(1,244)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,613	3,028
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,972	$1,784

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Other comprehensive income, net of tax	$—	$584
Common stock issued for board of directors fees	337	380
Purchases and additions to property and equipment included in accounts payable and accrued liabilities	1,844	10,322
Tax benefit/(expense) of stock option exercises	(71)	—

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

3.              Stock-Based Compensation

We have an employee stock purchase plan (“ESPP”) under which employees can make contributions to purchase our common stock. Participation in the plan is elected annually by employees. The plan year typically begins each January 1st (the “Beginning Date”) and ends on December 31st (the “Ending Date”). Purchases of common stock are made at the end of the year using the lower of the fair market value on either the Beginning Date or Ending Date, less a 15% discount. Our employee-stock purchase plan is considered to be a compensatory ESPP, and therefore, we recognize compensation expense over the requisite service period for grants made under the ESPP. Compensation expense of approximately $0.08 million was recognized in each of the nine months ended September 30, 2009 and 2008.

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

At September 30, 2008, 202,000 shares of restricted stock were outstanding subject to performance-based vesting criteria (32,500 of these restricted shares were considered market-based restricted stock). There were also 52,700 stock options outstanding subject to performance-based vesting criteria. We recognized $0.04 million and $0.6 million of expense associated with these shares of restricted stock and stock options during the three and nine months ended September 30, 2008, respectively.

At September 30, 2009, 317,227 shares of restricted stock were outstanding subject to performance-based vesting criteria (32,500 of these restricted shares were considered market-based restricted stock). There were also 6,260 stock options outstanding subject to performance-based vesting criteria. We recognized $0.4 million and $0.9 million of expense associated with these shares of restricted stock and stock options during the three and nine months ended September 30, 2009, respectively.

The amounts above relate to the impact of recognizing compensation expense related to stock options and restricted stock. Compensation expense related to stock options (6,260 shares) and restricted stock (284,727 shares) that vest based upon performance conditions is not recorded for such performance-based awards until it has been deemed probable that the related performance targets allowing the vesting of these options and restricted stock will be met. We are required to periodically re-assess the probability that these performance-based awards will vest and record expense at that point in time. During the nine months ended September 30, 2009, it was deemed probable that certain performance targets pertaining to certain restricted stock and stock options would be achieved by their vesting date. Accordingly, compensation expense of approximately $0.8 million was recognized in the nine months ended September 30, 2009 related to these stock-based awards.

We recognize expense for our stock-based compensation over the vesting period, or in the case of performance-based awards, during the service period for which the performance target becomes probable of being met, which represents the period in which an employee is required to provide service in exchange for the award. We recognize compensation expense for stock-based awards immediately if the award has immediate vesting.

Assumptions

The fair values for the significant stock-based awards granted during the nine months ended September 30, 2009 and 2008 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2009	2008

Risk-free rate of return	1.90%	3.35%
Expected life of award	6.0 years	5.7 years
Expected dividend yield of stock	0%	0%
Expected volatility of stock	50.49%	38.74%
Weighted-average fair value	$8.89	$9.46

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

Generally we considered the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during 2009 and 2008 (where appropriate).  For those grants during these periods wherein we had sufficient historical or impartial data to better estimate the expected term, we have done so.

Stock-based options award activity during the nine months ended September 30, 2009 was as follows (aggregate intrinsic value in millions):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	485,699	$15.03	6.5	$7.3
Granted	40,000	17.98
Exercised	(2,550)	12.71
Canceled	(8,467)	14.11

Outstanding at September 30, 2009	514,682	$15.29	6.1	$7.9

Vested and expected to vest at September 30, 2009	513,090	$15.27	6.1	$7.7

Exercisable at September 30, 2009	483,912	$15.02	6.0	$7.3

The total intrinsic value of stock options exercised during the nine months ended September 30, 2009 and 2008 was $0.01 million and $0.5 million, respectively. Net cash proceeds from the exercise of stock options were approximately $0.03 and $0.6 million for the nine months ended September 30, 2009 and 2008, respectively.

We recognized $0.1 million and $0.4 million of expense associated with stock options during the three and nine months ended September 30, 2009. As of September 30, 2009, approximately $0.1 million of estimated expense with respect to time-based nonvested stock-based options awards has yet to be recognized and will be amortized into expense over the employee’s remaining requisite service period of approximately 6.6 months.

The following table summarizes information with respect to stock options outstanding and exercisable at September 30, 2009.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.75 to $10.00	18,865	2.0	$5.72	18,865	$5.72
$10.01 to $13.50	150,917	4.9	12.83	148,917	12.82
$13.51 to $14.50	193,200	5.9	13.95	189,240	13.94
$14.51 to $25.00	151,700	8.1	20.62	126,890	20.58
	514,682	6.1	$15.29	483,912	$15.02

Stock-based award activity for nonvested awards during the nine months ended September 30, 2009 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	95,118	$16.09
Granted	40,000	17.98
Vested	(104,348)	15.81
Canceled	—	—

Nonvested at September 30, 2009	30,770	$19.51

Restricted Stock

We have previously issued restricted stock under certain employment agreements and stock incentive plans which vests either over a specific period of time, generally three to five years, or which will vest subject to certain market or performance conditions.  During the nine months ended September 30, 2009, we issued restricted stock as part of our normal equity awards under our 2006 Incentive Plan.  These shares of restricted common stock are subject to restrictions on transfer and certain conditions to vesting.

Restricted stock activity for the nine months ended September 30, 2009 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	403,124	$22.44
Granted	176,800	16.81
Vested	(55,693)	21.95
Canceled	(657)	22.27

Nonvested at September 30, 2009	523,574	$20.59

We recognized $0.4 million and $1.2 million of expense associated with nonvested time-based restricted stock awards during the three and nine months ended September 30, 2009, respectively.  As of September 30, 2009, approximately $2.0 million of estimated expense with respect to nonvested time-based restricted stock awards had yet to be recognized and will be amortized over a weighted average period of 2.0 years. Approximately $5.0 million of estimated expense with respect to nonvested performance-based restricted stock option awards had yet to be recognized as of September 30, 2009.

4.              Intangible Assets

Intangible assets at September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30, 2009	December 31, 2008

Non-compete agreements	$8,200	$8,200
Accumulated amortization — non-compete agreements	(8,142)	(7,595)
Acquired contract value	6,240	6,240
Accumulated amortization — contract value	(4,924)	(4,525)
Identified intangibles, net	1,374	2,320
Goodwill	13,308	13,308
Total intangibles	$14,682	$15,628

There were no changes in the carrying amount of goodwill in the nine months ended September 30, 2009.

Amortization expense for our non-compete agreements was approximately $0.2 million for each of the three months ended September 30, 2009 and 2008 and approximately $0.5 million and $0.6 million for the nine months ended September 30, 2009 and 2008, respectively.

Amortization expense for our acquired contract value was approximately $0.1 million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $0.4 million and $0.8 million for the nine months ended September 30, 2009 and 2008, respectively.

5.              Fair Value Measurements

On January 1, 2008 we adopted a newly issued accounting standard for fair value measurements of financial assets and liabilities which did not have a material financial impact on our consolidated results of operations or financial condition.  On January 1, 2009, we adopted the provisions of this new accounting pronouncement for applying fair value to non-financial assets, liabilities and transactions on a non-recurring basis.  Adoption of the provisions for fair value measurements on a non-recurring basis did not have a material effect on our financial position, results of operations or cash flows.

As defined in this accounting standard, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (“exit price”).  Additionally, this pronouncement requires disclosure that establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Additionally, it requires that fair value measurements be classified and disclosed in one of the following categories:

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

As required, financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement.  The following table summarizes the valuation of our financial assets and liabilities by pricing levels as of September 30, 2009:

	Fair Value as of September 30, 2009 (in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Corporate Bonds	$—	$3,907	$—	$3,907
Money Market Funds	—	42,778	—	42,778

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

This accounting standard requires a reconciliation of the beginning and ending balances for fair value measurements using Level 3 inputs.  We had no such assets or liabilities which were measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the three and nine months ended September 30, 2009.

6.              Recent Accounting Standards

In December 2007, the FASB revised the authoritative guidance for business combinations which establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Our adoption of this revised guidance on January 1, 2009 did not have any impact on our consolidated results of operations or financial condition as we did not have any business combination activity in the nine months ended September 30, 2009.

Additionally, the FASB amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under the current guidance concerning business combinations and other U.S. generally accepted accounting principles.  This new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Our adoption of the new guidance on January 1, 2009 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued authoritative guidance which established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The new guidance requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  This guidance clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, it requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  Additionally, there are expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We adopted the new guidance on January 1, 2009 and applied the provisions to our 2009 financial statements and retroactively to all prior periods presented.

In March 2008, the FASB issued new authoritative guidance to improve financial reporting about derivatives and hedging activities by requiring enhanced qualitative and quantitative disclosures regarding derivative instruments, gains and losses on such instruments and their effects on an entity’s financial position, financial performance and cash flows.  Our adoption of this new guidance on January 1, 2009 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issue new authoritative guidance which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  This guidance sets forth (1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and (3) the disclosures an entity should make about such events or transactions.  Management has performed a review of our subsequent events and transactions through November 6, 2009, which is the date the financial statements are issued.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”).  The Codification became the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009.  The Codification does not change GAAP and did not have an affect on our financial position, results of operations or cash flows.

7.              Future Accounting Requirements

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets.  This amendment applies to the financial reporting of a transfer of financial assets; the effects of a transfer on an entity’s financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  It eliminates (1) the exceptions for qualifying special-purpose entities from the consolidation guidance and (2) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  The provisions of this amendment must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The requirements in the amendment must be applied to transfers occurring on or after the effective date. We are currently evaluating the impact, if any, that such requirements may have on our financial statements once adopted.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE.  The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE.  Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements.  Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE.  This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009.  Earlier application is prohibited. We are currently evaluating the impact, if any, that this amendment may have on our financial statements once adopted.

8.              Credit Facilities

At September 30, 2009 and December 31, 2008, our long-term debt consisted of the following (in thousands):

	September 30, 2009	December 31, 2008

Debt of Cornell Companies, Inc.:
Senior Notes, unsecured, due July 2012 with an interest rate of 10.75%, net of discount	$111,494	$111,356
Revolving Line of Credit due December 2011 with an interest rate of LIBOR plus 1.50% to 2.25% or prime plus 0.00% to 0.75% (the “Amended Credit Facility”)	73,000	75,000
Capital lease obligations	17	26
Subtotal	184,511	186,382

Debt of Special Purpose Entity:
8.47% Bonds due 2016	121,700	134,100

Total consolidated debt	306,211	320,482

Less: current maturities	(13,413)	(12,412)

Consolidated long-term debt	$292,798	$308,070

Long-Term Credit Facilities.  Our Amended Credit Facility provides for borrowings up to $100.0 million (including letters of credit) and matures in December 2011. At our election, outstanding borrowings bear interest at either the LIBOR rate plus a margin ranging from 1.50% to 2.25% or a rate which ranges from 0.00% to 0.75% above the applicable prime rate.  The applicable margins are subject to adjustments based on our total leverage ratio. The available commitment under our Amended Credit Facility was approximately $12.1 million at September 30, 2009.  We had outstanding borrowings under our Amended Credit Facility of $73.0 million and we had outstanding letters of credit of approximately $14.9 million at September 30, 2009.  Subject to certain requirements, we have the right to increase the commitments under our Amended Credit Facility up to $150.0 million, although the indenture for our Senior Notes limits our ability, subject to certain conditions, to expand the Amended Credit Facility beyond $100.0 million.  We can provide no assurance that all of the banks that have made commitments to us under our Amended Credit Facility would be willing to participate in an expansion to the Amended Credit Facility should we desire to do so. The Amended Credit

Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. The Amended Credit Facility is not secured by the assets of Municipal Corrections Finance, LP, a special purpose entity (“MCF”).

Our Amended Credit Facility contains financial and other restrictive covenants that limit our ability to engage in certain activities.  Our ability to borrow under the Amended Credit Facility is subject to compliance with certain financial covenants, including bank leverage, total leverage and fixed charge coverage ratios. At September 30, 2009, we were in compliance with all such covenants. Our Amended Credit Facility includes other restrictions that, among other things, limit our ability to incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make investments, restricted payment and asset dispositions; enter into transactions with affiliates; and engage in sale/leaseback transactions.

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

9.              Income Taxes

At December 31, 2008, the total amount of our unrecognized tax benefits was approximately $2.5 million.  There were no material changes to the total amount of our unrecognized tax benefits in the three and nine months ended September 30, 2009.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the accompanying Consolidated Statements of Income and Comprehensive Income.  There were no material changes to our accrued interest and penalties in the three and nine months ended September 30, 2009.  Accrued interest and penalties were approximately $0.2 million at September 30, 2009 and December 31, 2008.

We are subject to income tax in the United States and many of the individual states we operate in.  We currently have significant operations in Texas, California, Oklahoma, Georgia, Illinois and Pennsylvania.  State income tax returns are generally subject to examination for a period of three to five years after filing.  The state impact of any changes made to the federal return remains subject to examination by various states for a period up to one year after formal notification to the state.  We are open to United States Federal Income Tax examinations for the tax years December 31, 2005 through December 31, 2008.  The audit of our 2006 federal income tax return by the Internal Revenue Service was recently concluded without material findings.

We have state operating loss carryforwards of approximately $34.4 million on which we have provided a valuation allowance of $3.0 million.  These net operating losses expire beginning in 2008 through 2032.

We do not anticipate a significant change in the balance of our unrecognized tax benefits within the next 12 months.

10.       Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding after giving effect to all potentially dilutive common shares outstanding during the period.  Potentially dilutive common shares include the dilutive effect of outstanding common stock options and restricted common shares granted under our various option and other incentive plans. As of January 1, 2009, instruments with nonforfeitable dividend rights granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method. For our fiscal year beginning January 1, 2009, since our restricted common stock grants (including both vested and those unvested due to either time or performance requirements) convey nonforfeitable rights to dividends while outstanding, they are included in both basic and fully diluted ESP calculations. All prior-period EPS data has been adjusted retrospectively to conform to the calculation of EPS.

For the three months ended September 30, 2009, there were 101,700 shares ($22.16 average price) of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. For the three months ended September 30, 2008, there were no anti-dilutive shares. For the nine months ended September 30, 2009 and 2008, there were 141,700 shares ($20.98 average price) and 19,200 shares ($24.56 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Income available to stockholders	$6,693	$4,828	$19,182	$14,809

Weighted average basic common shares outstanding	14,886	14,734	14,880	14,715
Weighted average common share equivalents outstanding	109	181	88	152

Weighted average diluted common shares and common share equivalents outstanding	14,995	14,915	14,968	14,867

Basic income per share	$.45	$.33	$1.29	$1.01

Diluted income per share	$.45	$.32	$1.28	$1.00

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

12.  FINANCIAL INSTRUMENTS

The carrying amounts of our financial instruments, including cash and cash equivalents, investment securities, accounts receivable and accounts payable and accrued expenses, approximate fair value due to the short term maturities of these financial instruments.  At December 31, 2008, the carrying amount of consolidated debt was $320.5 million, and the estimated fair value was $308.0 million.  At September 30, 2009, the carrying amount was $306.2 million, and the estimated fair value was $313.2 million.  The estimated fair value of long-term debt is based primarily on quoted market prices or discounted cash flow analysis for the same or similar assets.

13.       Derivative Financial Instruments And Guarantees

Debt Service Reserve Fund and Bond Fund Payment Account

In August 2001, MCF, a special purpose entity, completed a bond offering to finance the 2001 Sale and Leaseback Transaction in which we sold eleven facilities to MCF.  In connection with this bond offering, two reserve fund accounts were established by MCF pursuant to the terms of the indenture: (1) MCF’s Debt Service Reserve Fund, aggregating approximately $23.4 million at September 30, 2009, was established to: (a) make payments on MCF’s outstanding bonds in the event we (as lessee) should fail to make the scheduled rental payments to MCF or (b) to the extent payments were not made under (a), then to make final debt service payments on the then outstanding bonds and (2) MCF’s Bond Fund Payment Account (as reported in Bond Fund Payment Account and other restricted assets in our Consolidated Balance Sheet) aggregating approximately $3.9 million at September 30, 2009, was established to accumulate the monthly lease payments that MCF receives from us until such funds are used to pay MCF’s semi-annual bond interest payments and annual bond principal payments, with any excess to pay certain other expenses and to make certain transfers.  These reserve funds are invested in short-term money markets and commercial paper.  Both reserve fund accounts were subject to agreements with the MCF Equity Investors (Lehman Brothers, Inc. (“Lehman”)) whereby guaranteed rates of return of 3.0% and 5.08%, respectively, were provided for the balances in the Debt Service Reserve Fund and the Bond Fund Payment Account.  The guaranteed rates of return were characterized as cash flow hedge derivative instruments.  At inception, the derivatives instruments had an aggregate fair value of $4.0 million, which was recorded as a decrease to the equity investment in MCF made by the MCF Equity Investors (MCF minority interest) and as a liability in our Consolidated Balance Sheets. Changes in the fair value of the derivative instruments were recorded as an adjustment to other long-term liabilities and reported as other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Income.  Due to the bankruptcy of Lehman in 2008, the derivative instruments no longer qualified as a hedge and were de-designated.  Amounts included in accumulated other comprehensive income are reclassified into earnings during the same periods in which interest is earned on debt service reserve funds.  Changes in the fair value of these derivatives after de-designation were recorded to earnings.  At December 31, 2008, the fair value was determined to be zero.  The derivatives were terminated by MCF in the first quarter of 2009 with a fair value of zero.

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

14.       Segment Disclosure

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues:
Adult secure services	$57,686	$51,470	$173,819	$151,673
Abraxas youth and family services	26,679	26,231	80,075	80,891
Adult community-based services	18,914	17,486	54,429	52,661
Total revenues	$103,279	$95,187	$308,323	$285,225

Income from operations:
Adult secure services	$15,932	$13,896	$50,545	$44,782
Abraxas youth and family services	2,289	1,696	6,216	5,831
Adult community-based services	6,469	4,603	17,099	14,090
Subtotal	24,690	20,195	73,860	64,703
General and administrative expense	(5,806)	(5,450)	(18,214)	(19,217)
Amortization of intangibles	(50)	(484)	(946)	(1,458)
Corporate and other	(240)	(224)	(728)	(586)
Total income from operations	$18,594	$14,037	$53,972	$43,442

	September 30,	December 31,
	2009	2008
Assets:
Adult secure services	$364,906	$358,406
Abraxas youth and family services	113,941	105,991
Adult community-based services	62,484	60,170
Intangible assets, net	14,682	15,628
Corporate and other	79,935	96,726
Total assets	$635,948	$636,921

15.       Guarantor Disclosures

We completed an offering of $112.0 million in principal of 10.75% Senior Notes in June 2004 that are due July 1, 2012.  The Senior Notes are guaranteed by each of our subsidiaries (the Guarantor Subsidiaries which are 100% owned).  These guarantees are joint and several obligations of the Guarantor Subsidiaries. MCF does not guarantee the Senior Notes (Non-Guarantor Subsidiary). The following condensed consolidating financial information presents the financial condition, results of operations and cash flows of the Guarantor Subsidiaries and the Non-Guarantor Subsidiary, together with the consolidating adjustments necessary to present our results on a consolidated basis.

Condensed Consolidating Balance Sheet as of September 30, 2009 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4,773	$170	$29	$—	$4,972
Accounts receivable	1,504	77,950	40	—	79,494
Restricted assets	—	3,589	23,315	—	26,904
Prepaids and other	14,608	1,656	—	—	16,264
Total current assets	20,885	83,365	23,384	—	127,634
Property and equipment, net	48	317,908	139,600	(5,612)	451,944
Other assets:
Debt service reserve fund	—	—	23,370	—	23,370
Deferred costs and other	64,793	25,053	4,866	(61,712)	33,000
Investment in subsidiaries	97,670	1,856	—	(99,526)	—
Total assets	$183,396	$428,182	$191,220	$(166,850)	$635,948

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$39,648	$14,760	$1,741	$1,283	$57,432
Current portion of long-term debt	—	13	13,400	—	13,413
Total current liabilities	39,648	14,773	15,141	1,283	70,845
Long-term debt, net of current portion	184,492	6	108,300	—	292,798
Deferred tax liabilities	17,740	94	—	1,020	18,854
Other long-term liabilities	5,916	76	61,750	(65,769)	1,973
Intercompany	(315,878)	317,040	—	(1,162)	—
Total liabilities	(68,082)	331,989	185,191	(64,628)	384,470
Total Cornell Companies, Inc. stockholders’ equity	249,647	96,193	6,029	(102,222)	249,647
Non-controlling interest	1,831	—	—	—	1,831
Total stockholders’ equity	251,478	96,193	6,029	(102,222)	251,478
Total liabilities and stockholders’ equity	$183,396	$428,182	$191,220	$(166,850)	$635,948

Condensed Consolidating Balance Sheet as of December 31, 2008 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets

Current Assets:
Cash and cash equivalents	$14,291	$265	$57	$—	$14,613
Accounts receivable	2,045	66,921	422	—	69,388
Restricted assets	—	3,432	27,938	—	31,370
Prepaids and other	13,875	1,644	—	—	15,519
Total current assets	30,211	72,262	28,417	—	130,890
Property and equipment, net	101	312,446	141,975	(4,168)	450,354
Other assets:
Debt service reserve fund	—	—	23,750	—	23,750
Deferred costs and other	60,322	23,267	5,367	(57,029)	31,927
Investments in subsidiaries	73,642	1,856	—	(75,498)	—
Total assets	$164,276	$409,831	$199,509	$(136,695)	$636,921

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable and accrued liabilities	$48,373	$15,515	$4,883	$322	$69,093
Current portion of long-term debt	—	12	12,400	—	12,412
Total current liabilities	48,373	15,527	17,283	322	81,505
Long-term debt, net of current portion	186,356	14	121,700	—	308,070
Deferred tax liabilities	16,246	94	—	1,151	17,491
Other long-term liabilities	5,851	113	56,733	(61,009)	1,688
Intercompany	(320,717)	320,722	—	(5)	—
Total liabilities	(63,891)	336,470	195,716	(59,541)	408,754
Total Cornell Companies, Inc. stockholders’ equity	227,722	73,361	3,793	(77,154)	227,722
Non-controlling interest	445	—	—	—	445
Total stockholders’ equity	228,167	73,361	3,793	(77,154)	228,167
Total liabilities and stockholders’ equity	$164,276	$409,831	$199,509	$(136,695)	$636,921

Condensed Consolidating Statement of Operations for the three months ended September 30, 2009 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$4,505	$118,658	$4,502	$(24,386)	$103,279
Operating expenses, excluding depreciation and amortization	4,226	94,459	34	(24,300)	74,419
Depreciation and amortization	—	3,580	880	—	4,460
General and administrative expenses	5,788	—	18	—	5,806
Income (loss) from operations	(5,509)	20,619	3,570	(86)	18,594
Overhead allocations	(8,672)	8,672	—	—	—
Interest, net	2,430	1,331	2,832	(217)	6,376
Equity earnings in subsidiaries	10,616	—	—	(10,616)	—
Income before provision for income taxes and non-controlling interest	11,349	10,616	738	(10,485)	12,218
Provision for income taxes	4,656	—	—	356	5,012
Net income	6,693	10,616	738	(10,841)	7,206
Non-controlling interest	—	—	—	513	513
Income available to stockholders	$6,693	$10,616	$738	$(11,354)	$6,693

Condensed Consolidating Statement of Operations for the three months ended September 30, 2008 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$4,502	$108,050	$4,502	$(21,867)	$95,187
Operating expenses, excluding depreciation and amortization	4,976	87,989	11	(21,742)	71,234
Depreciation and amortization	—	3,570	1,056	(160)	4,466
General and administrative expenses	5,429	—	21	—	5,450
Income (loss) from operations	(5,903)	16,491	3,414	35	14,037
Overhead allocations	(8,760)	8,760	—	—	—
Interest, net	1,811	1,274	2,732	(63)	5,754
Equity earnings in subsidiaries	6,849	—	—	(6,849)	—
Income from provision for income taxes and non-controlling interest	7,895	6,457	682	(6,751)	8,283
Provision for income taxes	3,067	—	—	301	3,368
Net income	4,828	6,457	682	(7,052)	4,915
Non-controlling interest	—	—	—	87	87
Income available to stockholders	$4,828	$6,457	$682	$(7,139)	$4,828

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2009 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$13,509	$354,461	$13,506	$(73,153)	$308,323
Operating expenses, excluding depreciation and amortization	14,574	280,170	187	(72,887)	222,044
Depreciation and amortization	—	11,442	2,641	10	14,093
General and administrative expenses	18,158	—	56	—	18,214
Income (loss) from operations	(19,223)	62,849	10,622	(276)	53,972
Overhead allocations	(28,270)	28,270	—	—	—
Interest, net	6,903	4,005	8,652	(655)	18,905
Equity earnings in subsidiaries	30,574	—	—	(30,574)	—
Income before provision for income taxes and non-controlling interest	32,718	30,574	1,970	(30,195)	35,067
Provision for income taxes	13,536	—	—	963	14,499
Net income	19,182	30,574	1,970	(31,158)	20,568
Non-controlling interest	—	—	—	1,386	1,386
Income available to stockholders	$19,182	$30,574	$1,970	$(32,544)	$19,182

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2008 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$13,506	$324,295	$13,506	$(66,082)	$285,225
Operating expenses, excluding depreciation and amortization	12,165	263,302	41	(65,785)	209,723
Depreciation and amortization	—	10,154	3,167	(478)	12,843
General and administrative expenses	19,161	—	56	—	19,217
Income (loss) from operations	(17,820)	50,839	10,242	181	43,442
Overhead allocations	(26,419)	26,419	—	—	—
Interest, net	5,698	3,820	8,284	(187)	17,615
Equity earnings in subsidiaries	21,904	—	—	(21,904)	—
Income before provision for income taxes and non-controlling interest	24,805	20,600	1,958	(21,536)	25,827
Provision for income taxes	9,996	—	—	935	10,931
Net income	14,809	20,600	1,958	(22,471)	14,896
Non-controlling interest	—	—	—	87	87
Income available to stockholders	$14,809	$20,600	$1,958	$(22,558)	$14,809

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2009 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(7,839)	$11,763	$7,749	$11,673

Cash flows from investing activities:
Capital expenditures	—	(14,456)	—	(14,456)
Proceeds from insurance recoveries on property and equipment	—	2,608	—	2,608
Withdrawals from restricted debt payment account, net	—	—	4,623	4,623
Net cash provided by (used in) investing activities	$—	$(11,848)	$4,623	$(7,225)

Cash flows from financing activities:
Proceeds from line of credit	2,000	—	—	2,000
Payments of line of credit	(4,000)	—	—	(4,000)
Payment of MCF bonds	—	—	(12,400)	(12,400)
Payments on capital lease obligations	—	(10)	—	(10)
Proceeds from exercise of stock options	321	—	—	321
Net cash used in financing activities	$(1,679)	$(10)	$(12,400)	$(14,089)

Net decrease in cash and cash equivalents	(9,518)	(95)	(28)	(9,641)

Cash and cash equivalents at beginning of period	14,291	265	57	14,613

Cash and cash equivalents at end of period	$4,773	$170	$29	$4,972

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2008 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(44,986)	$58,271	$7,681	$20,966

Cash flows from investing activities:
Capital expenditures	—	(59,282)	—	(59,282)
Sales of investment securities	250	—	—	250
Proceeds from the sale of fixed assets	—	791	—	791
Withdrawals from restricted debt payment account, net	—	—	3,702	3,702
Net cash provided by (used in) investing activities	$250	$(58,491)	$3,702	$(54,539)

Cash flows from financing activities:
Proceeds from line of credit	43,000	—	—	43,000
Payment of MCF bonds	—	—	(11,400)	(11,400)
Tax benefit of stock option exercises	140	—	—	140
Payments on capital lease obligations	—	(8)	—	(8)
Proceeds from exercise of stock options	597	—	—	597
Net cash provided by (used in) financing activities	$43,737	$(8)	$(11,400)	$32,329

Net decrease in cash and cash equivalents	(999)	(228)	(17)	(1,244)

Cash and cash equivalents at beginning of period	2,565	408	55	3,028

Cash and cash equivalents at end of period	$1,566	$180	$38	$1,784

ITEM 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Cornell Companies, Inc. is a leading provider of correctional, detention, educational, rehabilitation and treatment services outsourced by federal, state, county and local government agencies. We provide a diversified portfolio of services for adults and juveniles through our three operating divisions: (1) Adult Secure Services; (2) Abraxas Youth and Family Services and (3) Adult Community-Based Services. At September 30, 2009, we operated 68 facilities with a total service capacity of 20,597 and had one vacant facility with a service capacity of 70 beds. Our facilities are located in 15 states and the District of Columbia.

The following table sets forth for the periods indicated total residential service capacity and contracted beds in operation at the end of the periods shown, average contract occupancy percentages and total non-residential service capacity.

	September 30,	September 30,
	2009	2008
Residential
Service capacity (1)	18,334	17,788
Contracted beds in operation (end of period) (2)	17,480	17,017
Average contract occupancy based on contracted beds in operation (3) (4)	91.6%	92.7%
Non-Residential
Service capacity (5)	2,333	2,403

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

Our operating results for the nine months ended September 30, 2009 were impacted by a few significant events.  We completed the 700 bed expansion at D. Ray James Prison at the beginning of April 2009 and continued construction on a new 1,250 bed facility in Hudson, Colorado.  Our 2008 results of operation were positively affected by a 300 bed expansion at the D. Ray James Prison which we activated in February 2008.  In addition, in the nine months ended September 30, 2008, we recorded a contract-based revenue adjustment of approximately $1.5 million at the Regional Correctional Center (“RCC”) for the contract year ended March 2008.

Although we believe we will continue to see steady demand across our various business segments and customer base (federal, state and local) in 2010, we are monitoring the declining economic trends (which began in 2008) and the related impact on government budget plans and the effect tightened spending plans could have on our business (with respect to possible areas including utilization, per diem rates, etc.)  We expect one of the key areas of focus for our performance for the remainder of 2009 to be our ability to manage our facility construction currently in process in Hudson, Colorado and the related activation of this facility in the fourth quarter of 2009 (for our contract with the State of Alaska Department of Corrections (“Alaska DOC”)).  We also plan to remain focused on our operating margins, on increasing utilization (particularly in the Abraxas division) and improving customer mix as we believe those initiatives are key elements of our financial performance.

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

Private juvenile and community-based programs are utilized by states and local governmental units and are organized on a profit and not-for-profit basis.  We monitor opportunities in these segments via our corporate and business division development officers.  Many opportunities are typically not published in any formal manner and, accordingly, we believe that taking the initiative at the state and local levels is key in developing sole source opportunities.

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

Occupancy.  Occupancy is typically expressed in terms of percentage of contract capacity utilized.  We look at occupancy to assess the efficacy of both our efforts to market our facilities and our efforts to retain existing customers or contracts.  Because revenue varies directly with occupancy, occupancy is a principal driver of our revenues. Our industry experiences significant economies of scale, whereby as occupancy rises, operating costs per resident decline. Some of our contracts are “take-or-pay,” meaning that the agency making use of the facility is obligated to pay for beds even though they are not used.  Historically, occupancy percentages in many of our facilities have been high and we are mindful of the need to maintain such occupancy levels.  As new development projects are brought into service, occupancy percentages may decline until the projects reach full utilization (as, for example, with the activation of the 1,100 bed expansion at Great Plains Correctional Facility during the fourth quarter of 2008 and the 700 bed expansion at D. Ray James Prison during the second quarter of 2009). Where we have commitments for utilization before the commencement of operations, occupancy percentages reflect the speed at which a facility achieves full service/implementation. However, we may decide to undertake development projects without written commitments to make full use of a facility. In these instances, we have performed our own assessment of the existing or anticipated demand, based on discussions with local government or other potential customer representatives and our analysis of other factors, of the demand for services at the facility.  There is no assurance that we would recover our initial investment in these projects.  We will monitor occupancy as a measure of the accuracy of our estimation of the demand for the services of a development facility and will incorporate this information in future assessments of potential projects. In addition, the ramp phase for our youth facilities is typically longer than that experienced in our adult facilities, which will impact our occupancy in the Abraxas Youth and Family Services division in a given period.

Per Diem Reimbursement Rates.  Per diem reimbursement rates are another key element of our gross revenue and operating margin since per diem contracts represent a majority of our revenues (approximately 61.0% and 61.2% for the three and nine months ended September 30, 2009, respectively).  Per diem rates are a function of negotiation between management and a governmental unit at the inception of a contract or through the bidding process.  Actual per diem rates vary dramatically across our business segments, as well as within each business segment, depending upon the particular service or program provided. The initial per diem rates often change during the term of a contract in accordance with a schedule.  The amount of the change can be a fixed amount set forth within the contract, an amount determined by formulas set forth within the contract or an amount determined by negotiations between management and the governmental unit (often these negotiations are along the same lines as the original per diem negotiation — a review of expenses and approval of an amount to recompense for expenses and assure the potential of an operating profit).  In recent years, as budgetary pressures on governmental units have increased, some of our customers have negotiated relief from formulaic increase provisions within their agreements or have declined to include in their appropriation legislation amounts that would increase the per diem rates payable under the contract. Based on the economic turmoil which began in the second half of 2008, we are expecting such pressures to continue through the remainder of 2009 and likely into 2010 for many of our customers. In similar prior situations we have attempted to mitigate the impact of these developments by negotiating services provided, obtaining commitments for increased volume and other measures.  We may also choose to consider terminating an existing relationship at a given facility and replacing it with a new customer (as was done with our Great Plains Correctional Facility in 2007).

Revenues.  We derive substantially all of our revenues from providing adult corrections and treatment and juvenile justice, educational and treatment services outsourced by federal, state and local government agencies in the United States. Revenues for our services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis or on a cost-plus reimbursement basis. For the three months ended September 30, 2009, our revenue base consisted of 61.0% for services provided under per diem contracts, 34.0% for services provided under take-or-pay and management contracts, 2.9% for services provided under cost-plus reimbursement contracts, 1.9% for services provided under fee-for-service contracts and 0.2% from other miscellaneous sources.  For the three months ended September 30, 2008, our revenue base consisted of 54.3% for services provided under per diem contracts, 40.2% for services provided under take-or-pay and management contracts, 3.4% for services provided under cost-plus reimbursement contracts, 1.9% for services provided under fee-for-service contracts and 0.2% from other miscellaneous sources. For the nine months ended September 30, 2009 our revenue base consisted of 61.2% for services provided under per diem contracts, 33.5% for services provided under take-or-pay and management contracts, 3.3% for services provided under cost-plus reimbursement contracts, 1.8% for services provided under fee-for-service contracts and 0.2% from other miscellaneous sources.  For the nine months ended September 30, 2008 our revenue base consisted of 52.4% for services provided under per diem contracts, 41.6% for services provided under take-or-pay and management contracts, 3.8% for services provided under cost-plus reimbursement contracts, 2.0% for services provided under fee-for-service contracts and 0.2% from other miscellaneous sources.  The increase in revenues in the respective 2009 periods provided under per diem contracts (and the corresponding decrease in revenues provided under take-or-pay and management contracts) primarily reflects the transition of our contract with the Arizona Department of Corrections from a take-or-pay contract to a per diem contract upon the activation (and subsequent ramp in the fourth quarter of 2008) of its 1,100 bed expansion. In addition, we also terminated several management contracts in 2008 (including Salt Lake Valley Detention Center and Lincoln County Detention Center in September 2008 and February 2008, respectively).

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

Revenues-Adult Secure Services.  Revenues for our Adult Secure Services division are primarily generated from per diem, take-or-pay and management contracts.  For the three months ended September 30, 2009 and 2008, we realized average per diem rates on our adult secure facilities of approximately $53.72 and $53.12, respectively.  For the nine months ended September 30, 2009 and 2008, we realized average per diem rates of approximately $54.25 and $54.00, respectively.  The average per diem rate for the nine months ended September 30, 2008 benefited from a contract-based revenue adjustment for the contract year ended March 2008 in the amount of approximately $1.5 million at the RCC. We periodically have experienced pressure from contracting governmental agencies to limit or even reduce per diem rates. Many of these governmental entities are under severe budget pressures and we anticipate that these agencies may periodically approach us in the remainder of 2009 and likely in 2010 about per diem rate concessions (or decline to provide funding for contractual rate increases).  Decreases in, or the lack of anticipated increases in, per diem rates could adversely impact our operating margin.

Revenues-Abraxas Youth and Family Services.  Revenues for our Abraxas Youth and Family Services division are primarily generated from per diem, fee-for-service and cost-plus reimbursement contracts.  For the three months ended September 30, 2009 and 2008, we realized average per diem rates on our residential youth and family services facilities of approximately $195.74 and $193.89, respectively.  For the nine months ended September 30, 2009 and 2008, we realized average per diem rates of approximately $195.88 and $191.03, respectively.  The increase in the average per diem rate for 2009 reflects the continued ramp-up of the Abraxas Academy (reactivated in the fourth quarter of 2006), the reactivation of the Hector Garza Residential Treatment Center in August 2007 as well as changes in the mix of services provided and customers served at our other facilities.  For the three months ended September 30, 2009 and 2008, we realized average fee-for-service rates for our non-residential community-based Abraxas Youth and Family Services facilities and programs, including rates that are limited by Medicaid and other private insurance providers, of approximately $45.91 and $45.32, respectively. For the nine months ended September 30, 2009 and 2008, we realized average fee for service rates of approximately $45.36 and $47.85, respectively.  The fluctuation in the average fee-for-service rates for 2009 and 2008 is due to changes in the mix of services provided at our non-residential facilities. The majority of our Abraxas Youth and Family Services contracts renew annually.

Revenues-Adult Community-Based Services.  Revenues for our Adult Community-Based Services division are primarily generated from per diem and fee-for-service contracts. For the three months ended September 30, 2009 and 2008, we realized average per diem rates on our residential adult community-based facilities of approximately $66.47 and $68.46, respectively. For the nine months ended September 30, 2009 and 2008, we realized average per diem rates on our residential Adult Community-Based Services facilities of approximately $66.97 and $66.44, respectively.  For the three months ended September 30, 2009 and 2008, we realized average fee-for-service rates on our non-residential Adult Community-Based Services facilities and programs of approximately $12.22 and $11.90, respectively.  For the nine months ended September 30, 2009 and 2008, we realized average fee-for-service rates on our non-residential Adult Community-Based Services facilities and programs of approximately $9.93 and $13.71, respectively.  Our average fee-for-service rates fluctuate from year to year principally due to changes in the mix of services provided by our various Adult Community-Based Services programs and facilities.

Operating Margins.  We have historically experienced higher operating margins in our Adult Secure Services and Adult Community-Based Services divisions as compared to our Abraxas Youth and Family Services division. Our operating margin, in a given period, will be impacted by those facilities which may either be underutilized, dormant or have been reactivated during the period. As previously discussed, we have reactivated several facilities, including the Abraxas Academy and the Hector Garza Residential Treatment Center in 2006 and 2007, respectively. We have also expanded several of our Adult Secure facilities during 2008 and 2009 (D. Ray James Prison, Great Plains Correctional Facility and Walnut Grove Youth Correctional Facility, for example), which provides the opportunity to leverage existing infrastructure. Additionally, our operating margins within a division can vary from facility to facility based on whether a facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the mix of services provided, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract and our ability to increase a facility’s contract revenue. Under take-or-pay contracts, such as the contract at the Moshannon Valley Correctional Center, operating margins are typically higher during the early stages of the contract as the facility’s population ramps up (as revenues are received at contract percentages regardless of actual occupancy). As the variable costs (primarily resident-related and certain facility costs) increase with the growth in population, operating margins will generally decline to a stabilized level. Following its activation in April 2006, we experienced such operating margin impact pertaining to the Moshannon Valley Correctional Center in the third and fourth quarters of 2006. A decline in occupancy at our Abraxas Youth and Family Services facilities can have a more significant negative impact on operating margins than a decline in occupancy in our Adult Secure Services division due to the longer periods typically required to ramp resident population at a youth facility (given the relative facility scale influences present in these divisions).

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

We are responsible for all facility operating costs, except for certain debt service and interest or lease payments for facilities where we have a management contract only. At these facilities, the facility owner is responsible for all debt service and interest or lease payments related to the facility. We are responsible for all other operating expenses at these facilities. We operated 13 and 16 facilities under management contracts at September 30, 2009 and 2008, respectively. Included in the facilities under management contracts at September 30, 2009 were the Walnut Grove Youth Correctional Facility and the eight Los Angeles County Jails, which represented 1,714 beds of service capacity, or approximately 82.5%, of the residential service capacity represented by management contracts.

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

We incur pre-opening and start-up expenses including payroll, benefits, training and other operating costs prior to opening a new or expanded facility and during the period of operation while occupancy is ramping up. These costs vary by contract (and also the pace/scale of the activation and related population ramp). Since pre-opening and start-up costs are generally factored into the revenue per diem rate that is charged to the contracting agency, we typically expect to recover these upfront costs over the life of the contract. Because occupancy rates during a facility’s start-up phase typically result in capacity under-utilization for at least 90 to 180 days, we may incur additional post-opening start-up costs.  The ramp phase for our youth facilities is typically longer than that experienced in adult facilities. We do not anticipate post-opening start-up costs at any adult secure facilities operated under any future contracts with the BOP which are take-or-pay contracts, meaning that the BOP will pay at least 80.0% of the contractual monthly revenue once the facility opens, regardless of actual occupancy.

Newly opened facilities are staffed according to applicable regulatory or contractual requirements when we begin receiving offenders or clients. Offenders or clients are typically assigned to a newly opened facility on a phased-in basis over a one- to six-month period. Our start-up period for new juvenile operations is 12 months from the date we begin recognizing revenue unless break-even occupancy levels are achieved before then. The actual time required to ramp a juvenile facility (with an approximate capacity, for example, of 100 to 200 beds) may be a period of one to three years. Our start-up period for new adult operations is nine months from the date we begin recognizing revenue unless break-even occupancy levels are achieved before then.  The approximate time to ramp an adult facility of approximately 1,000 beds may be a period of three to six months, depending upon the customer requirements. Acceleration of the ramp pace may also increase the pre-opening start-up costs (primarily related to costs such as personnel, training, etc.). Although we typically recover these upfront costs over the life of the contract, quarterly results can be substantially affected by the timing of the commencement of operations as well as the development and construction of new facilities.

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

Hudson, Colorado

In August 2008, we entered into an agreement pursuant to which we will lease a new 1,250 male bed adult secure facility in Hudson, Colorado. The facility is owned by a third party and is being built on land we sold to the third party. We retained approximately 270 acres out of the original 320 acres we acquired in 2007. We anticipate the construction, which began in the third quarter of 2008, to be completed in November 2009. We have entered into a contract with the Alaska DOC to house up to 1,000 state prisoners at the facility. The contract became effective on September 16, 2009 and has an initial term through June 30, 2012, with annual renewal options for the period July 1, 2012 through October 31, 2019. Under the contract, the Alaska DOC will house up to 1,000 adult male inmates at the Facility, with an agreed-upon 800-bed guarantee. The intake of approximately 850 inmates is expected to commence in late November 2009 and be completed by late December 2009.

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

Cash Flows From Operating Activities.  Cash provided by operations was approximately $11.7 million for the nine months ended September 30, 2009 compared to $21.0 million for the nine months ended September 30, 2008.  The decrease from the prior period was principally due (1) an increase of approximately $5.7 million in net income in the nine months ended September 30, 2009, (2) a decrease in accounts payable and accrued liabilities in the nine months ended September 30, 2009 due to the timing and amount of vendor payments and (3) an increase in accounts receivable-trade (refer to “Management’s Discussion and Analysis of Operations - Liquidity and Capital Resources - Future Liquidity” for more information concerning this increase).

Cash Flows From Investing Activities.  Cash used in investing activities was approximately $7.2 million for the nine months ended September 30, 2009 due to capital expenditures of $14.5 million related to the facility expansion projects at the D. Ray James Prison, as well as certain infrastructure work at our Hudson, Colorado facility, offset by insurance proceeds of $2.6 million (related to damages sustained at the Reid Community Residential Facility during Hurricane Ike in September 2008 and damages sustained at our disaster recovery site in 2009). Additionally, we had net withdrawals from the restricted debt payment account of $4.6 million.  Cash used in investing activities was approximately $54.5 million for the nine months ended September 30, 2008 due to capital expenditures of $59.3 million related primarily to the expansion projects at the D. Ray James Prison and the Great Plains Correctional Facility.  These payments were partially offset by net withdrawals from the restricted debt payment account of $3.7 million and proceeds of $0.8 million from the sale of certain property.  Additionally, we had sales of investment securities of $0.3 million.

Cash Flows From Financing Activities.  Cash used in financing activities was approximately $14.1 million for the nine months ended September 30, 2009 due primarily to MCF’s annual bond principal payment of $12.4 million in July 2009.  Additionally, we had borrowings of $2.0 million and payments of $4.0 million on our Amended Credit Facility, and proceeds of $0.3 million from the exercise of stock options and employee stock purchase plan contributions.  Cash provided by financing activities was approximately $32.3 million for the nine months ended September 30, 2008 due primarily to borrowings on our Amended Credit Facility of $43.0 million and proceeds from the exercise of stock options of $0.6 million.  These were partially offset by MCF’s annual principal payment of $11.4 million in July 2008.

Treasury Stock Repurchases.  We did not purchase any of our common stock in the nine months ended September 30, 2009 and 2008.

Long-Term Credit Facilities.  Our Amended Credit Facility provides for borrowings up to $100.0 million (including letters of credit) and matures in December 2011. At our election, outstanding borrowings bear interest, at either the LIBOR rate plus a margin ranging from 1.50% to 2.25% or a rate which ranges from 0.00% to 0.75% above the applicable prime rate.  The applicable margins are subject to adjustments based on our total leverage ratio. The available commitment under our Amended Credit Facility was approximately $12.1 million at September 30, 2009.  We had outstanding borrowings under our Amended Credit Facility of $73.0 million and we had outstanding letters of credit of approximately $14.9 million at September 30, 2009.  Subject to certain requirements, we have the right to increase the commitments under our Amended Credit Facility up to $150.0 million, although the indenture for our Senior Notes limits our ability, subject to certain conditions, to expand the Amended Credit Facility beyond $100.0 million.  We can provide no assurance that all of the banks that have made commitments to us under our Amended Credit Facility would be willing to participate in an expansion to the Amended Credit Facility should we desire to do so. The Amended Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. The Amended Credit Facility is not secured by the assets of MCF, a special purpose entity.

Our Amended Credit Facility contains financial and other restrictive covenants that limit our ability to engage in certain activities.  Our ability to borrow under the Amended Credit Facility is subject to compliance with certain financial covenants, including bank leverage, total leverage and fixed charge coverage ratios. At September 30, 2009, we were in compliance with all such covenants. Our Amended Credit Facility includes other restrictions that, among other things, limit our ability to incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make investments, restricted payment and asset dispositions; enter into transactions with affiliates; and engage in sale/leaseback transactions.

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

We expect to use existing cash balances, internally generated cash flows and borrowings from our Amended Credit Facility to fulfill anticipated obligations such as capital expenditures, working-capital needs and scheduled debt maturities over at least the next twelve months.  As of September 30, 2009, we had approximately $12.1 million of available capacity under our Amended Credit Facility.  We will continue to analyze our capital structure, including a potential refinancing of our Senior Notes and financing for our expected future capital expenditures, including any potential acquisitions.  We will consider potential acquisitions from time to time.  Our principal focus for acquisitions is anticipated to be in our Adult Secure and Adult Community-Based divisions, although we would also consider attractively priced acquisitions in our Abraxas Youth and Family Services division.  We may decide to use internally generated funds, bank financing, equity issuances, debt issuances or a combination of any of the foregoing to finance our future capital needs. We may also seek, from time to time, to retire or purchase some of our common stock and/or outstanding debt through cash purchases in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In September 2009 we adopted a stock repurchase plan under rule 10b5-1 of the Securities Exchange Act of 1934 (“the Company 10b5-1 Plan”) to facilitate the repurchase of our common stock pursuant to the stock repurchase program authorized by our Board of Directors in July 2009. The Company 10b5-1 Plan, which provides for up to $10.0 million in purchases, will be in effect through December 2010, subject to certain price, volume and timing constraints as specified in the Company 10b5-1 Plan. At September 30, 2009, we believe we have sufficient liquidity necessary to complete those projects for which we have outstanding commitments.

Our internally generated cash flow is directly related to our business. Should the private corrections and juvenile businesses deteriorate, or should we experience poor results in our operations, cash flow from operations may be reduced. We have, however, continued to generate positive cash flow from operating activities over recent years and expect that cash flow will continue to be positive over the next year. Our access to debt and equity markets may be reduced or closed to us due to a variety of events, including, among others, industry conditions, general economic conditions, market conditions, credit rating agency downgrades of our debt and/or market perceptions of us and our industry.  The volatility seen in the financial markets beginning in the third quarter of 2008 has continued into the third quarter of 2009 and is expected to be present (at some level) for the near term.  Such volatility could result in decreased availability of capital at economical terms (or at various times) and could also put additional financial and budgetary pressure on our customers.  Such conditions could potentially result in our inability to pursue additional future growth opportunities (such as facility expansions or new facility construction) and, if coupled with unexpected client, operational or other issues affecting our cash flow, in a need to seek additional financing at terms we would otherwise not accept.

In addition, our accounts receivable are with federal, state, county and local government agencies, which we believe generally reduces our credit risk.  However, it is possible that situations such as continuing budget resolutions, delayed passage of budgets or budget pressures may increase the length of repayment of certain of these receivables. For example, during 2009 the State of California notified vendors providing services to the state that it would temporarily issue IOU’s. We received IOU’s from the State of California which were subsequently paid in full during the third quarter of 2009. We do not currently hold any IOU’s from the State of California. In addition, delays in the passage of budgets (such as experienced in the State of Pennsylvania in 2009) may lead to temporary delays in the repayment of our receivables from operations in such states. This would lead to a temporary increase in our receivables, as evidenced by the increase in our accounts receivable-trade at September 30, 2009. As the State of Pennsylvania did not pass a fiscal 2010 budget until mid-October 2009, the majority of the cities and counties in Pennsylvania chose to defer their payments (during the state budget impasse present through the third quarter of 2009) until the state budget had been adopted. While we will closely monitor such situations, we do not currently expect this to have a significant negative impact on the repayment of our receivables related to our facilities in such locations.

Results of Operations

The following table sets forth for the periods indicated the percentages of revenue represented by certain items in our historical consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	72.1	74.9	72.1	73.5
Depreciation and amortization	4.3	4.7	4.6	4.5
General and administrative expenses	5.6	5.7	5.9	6.7
Income from operations	18.0	14.7	17.4	15.3
Interest expense, net	6.2	6.0	6.1	6.2
Income before provision for income taxes	11.8	8.7	11.3	9.1
Provision for income taxes	4.8	3.5	4.7	3.9
Net income	7.0	5.2	6.6	5.2
Non-controlling interest	0.5	0.1	0.4	—
Income available to stockholders	6.5%	5.1%	6.2%	5.2%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues.  Revenues increased approximately $8.1 million, or 8.5%, to $103.3 million for the three months ended September 30, 2009 from $95.2 million for the three months ended September 30, 2008.

Adult Secure Services. Adult Secure Services revenues increased approximately $6.2 million, or 12.0%, to $57.7 million for the three months ended September 30, 2009 from $51.5 million for the three months ended September 30, 2008 due primarily to (1) an increase in revenues of $4.1 million at the Great Plains Correctional Facility due to increased occupancy as a result of a facility expansion completed in September 2008, (2) an increase in revenues of $1.1 million at the RCC due to improved occupancy and (3) an increase in revenues of $0.7 million at the Walnut Grove Youth Correctional Facility due to a facility expansion completed in the third quarter of 2008.  The remaining net increase in revenues of $0.3 million was due to various insignificant fluctuations in revenues at our other Adult Secure Services facilities.

At September 30, 2009, we operated ten Adult Secure Services facilities with an aggregate service capacity of 13,541.  Average contract occupancy was 86.5% for the three months ended September 30, 2009 compared to 89.9% for the three months ended September 30, 2008. The decrease in the average contract occupancy is primarily due to (1) the additional capacity brought into operations in September 2008 at Walnut Grove, which we began ramping during the fourth quarter of 2008, (2) under-utilization at certain California facilities and (3) the activation of the second expansion at the D. Ray James Prison in April 2009. The average per diem rate for our Adult Secure Services facilities was approximately $53.72 and $53.12 for the three months ended September 30, 2009 and 2008, respectively.

Abraxas Youth and Family Services.  Abraxas Youth and Family Services revenues increased approximately $0.5 million, or 1.9%, to $26.7 million for the three months ended September 30, 2009 from $26.2 million for the three months ended September 30, 2008 due primarily to (1) an increase in revenues of $1.0 million at the Cornell Abraxas 1 facility (“A-1”) due to improved occupancy, (2) an increase in revenues of $0.7 million at the Texas Adolescent Treatment Center (“TATC”) due to improved occupancy and (3) an increase in revenues of $0.6 million at the Hector Garza Residential Treatment Center due to improved occupancy.  The increase in revenues due to the above was offset, in part, by a decrease in revenues of $0.8 million due to the termination of our management contract for the Salt Lake Valley Detention Center as of September 2008.  The remaining net decrease in revenues of $1.0 million was due to various immaterial fluctuations in revenues at our other Abraxas Youth and Family Services facilities and programs.

At September 30, 2009, we operated 17 residential Abraxas Youth and Family Services facilities and 10 non-residential Abraxas Youth and Family Services community-based programs with an aggregate service capacity of 3,096. Additionally, we had one facility that was vacant at September 30, 2009 with a service capacity of 70 beds.  Average contract occupancy for the three months ended September 30, 2009 was 87.4% compared to 74.6% for the three months ended September 30, 2008.  The increase in the average contract occupancy in 2009 was due to increased occupancy/higher utilization at such facilities as TATC, A-1 and the Hector Garza Residential Treatment Center.

The average per diem rate for our residential Abraxas Youth and Family Services facilities was approximately $195.74 for the three months ended September 30, 2009 compared to $193.89 for the three months ended September 30, 2008.  Our average fee-for-service rate for our non-residential Abraxas Youth and Family Services community-based facilities and programs was approximately $45.91 for the three months ended September 30, 2009 compared to $45.32 for the three months ended September 30, 2008. Our average fee-for-service rate can fluctuate from period-to-period depending on the mix of services provided at our various Abraxas Youth and Family Services facilities and programs.

Adult Community-Based Services. Adult Community-Based Services revenues increased approximately $1.4 million, or 8.0%, to $18.9 million for the three months ended September 30, 2009 from $17.5 million for the three months ended September 30, 2008 due to various immaterial fluctuations in revenues spread across our Adult Community-Based Services facilities and programs.

At September 30, 2009, we operated 28 residential Adult Community-Based Services facilities and three non-residential Adult Community-Based Services programs with an aggregate service capacity of 3,960.  Average contract occupancy was 113.6% for the three months ended September 30, 2009 compared to 99.6% for the three months ended September 30, 2008.  The average per diem rate for our residential Adult Community-Based Services facilities was approximately $66.47 for the three months ended September 30, 2009 compared to $68.46 for the three months ended September 30, 2008.  The average fee-for-service rate for our non-residential Adult Community-Based Services programs was approximately $12.22 for the three months ended September 30, 2009 compared to $11.90 for the three months ended September 30, 2008. Our average fee-for-service rates fluctuate as a result of changes in the mix of services provided by our various Adult Community-Based Services programs and facilities.

Operating Expenses. Operating expenses, excluding depreciation and amortization, increased approximately $3.2 million, or 4.5%, to $74.4 million for the three months ended September 30, 2009 from $71.2 million for the three months ended September 30, 2008.

Adult Secure Services. Adult Secure Services operating expenses increased approximately $3.8 million, or 10.9%, to $38.7 million for the three months ended September 30, 2009 from $34.9 million for the three months ended September 30, 2008 due primarily to (1) an increase in operating expenses of $2.2 million at the Great Plains Correctional Facility due to increased occupancy as a result of a facility expansion completed in September 2008 and (2) an increase in operating expenses of $0.7 million at RCC due to increased occupancy. The remaining net increase in operating expenses of approximately $0.9 million was due to various immaterial fluctuations in operating expenses at our other Adult Secure Services facilities as well as a decrease in divisional operating expenses in the 2009 period.

As a percentage of segment revenues, Adult Secure Services operating expenses were 67.2% for the three months ended September 30, 2009 compared to 67.8% for the three months ended September 30, 2008.

Abraxas Youth and Family Services.  Abraxas Youth and Family Services division operating expenses decreased approximately $0.1 million, or 0.4%, to $23.7 million for the three months ended September 30, 2009 from $23.8 million for the three months ended September 30, 2008 due primarily to a decrease in operating expense of $1.0 million due to the termination of our management contract for the Salt Lake Valley Detention Center as of September 2008.  This decrease was offset, in part, by (1) an increase in operating expenses of $0.6 million at the Hector Garza Residential Treatment Center due to improved occupancy and (2) an increase in operating expenses of $0.4 million at TATC due to increased occupancy. The remaining net decrease in operating expenses of approximately $0.1 million was due to various immaterial fluctuations in operating expenses at our other Abraxas Youth and Family Services facilities and programs.

As a percentage of segment revenues, Abraxas Youth and Family Services operating expenses were 88.7% for the three months ended September 30, 2009 compared to 90.8% for the three months ended September 30, 2008.  The reduction in the operating expense ratio in 2009 was principally due to the increased utilization at those facilities noted.

Adult Community-Based Services. Adult Community-Based Services operating expenses decreased approximately $0.5 million, or 4.0%, to $12.0 million for the three months ended September 30, 2009 from $12.5 million for the three months ended September 30, 2008.  The decrease in operating expenses was due primarily to a gain of $0.2 million related to final insurance recoveries in excess of property carrying values at the Reid Community Residential Facility damaged in Hurricane Ike in September 2008. This gain is reflected in operating expenses for the three months ended September 30, 2009.  The remaining decrease in operating expenses of approximately $0.3 million was due to immaterial fluctuations in operating expenses at our various Adult Community-Based Services facilities and programs between the two periods.

As a percentage of segment revenues, Adult Community-Based Services operating expenses were 63.5% for the three months ended September 30, 2009 compared to 71.5% for the three months ended September 30, 2008. The improvement in the operating margin was primarily due to the increased utilization across the various facilities and programs during the period as well as the gain on insurance recovery recognized in the three months ended September 30, 2009 as discussed above.

Depreciation and Amortization.  Depreciation and amortization expense was approximately $4.5 million and $4.5 million for the three months ended September 30, 2009 and 2008, respectively.  Depreciation expense increased approximately $0.4 million primarily due to the facility expansions at the Great Plains Correctional Facility and the D. Ray James Prison.  Amortization of intangibles was approximately $0.1 million and $0.5 million for the three months ended September 30, 2009 and 2008, respectively.

General and Administrative Expenses. General and administrative expenses increased approximately $0.3 million, or 5.5%, to $5.8 million for the three months ended September 30, 2009 compared to $5.5 million for the three months ended September 30, 2008.  The increase was due primarily to increased stock-based compensation expense in the three months ended September 30, 2009 as compared to the same period of 2008.

Interest. Interest expense, net of interest income, increased to approximately $6.4 million for the three months ended September 30, 2009 from $5.8 million for the three months ended September 30, 2008. The increase in net interest expense was primarily due to a reduction in capitalized interest in the three months ended September 30, 2009.  Capitalized interest for the three months ended September 30, 2008 was approximately $1.0 million and related to the facility expansion projects at the Great Plains Correctional Facility and the D. Ray James Prison. There was no interest capitalized during the three months ended September 30, 2009. This increase in net interest expense was offset by lower interest expense of approximately $0.3 million on our Amended Credit Facility due to lower average interest rates in the 2009 period.  Additionally, MCF made an annual bond principal payment of $12.4 million on July 31, 2009 which reduced bond interest expense for the three months ended September 30, 2009 by approximately $0.3 million as compared to the same period of 2008.

Income Taxes. For the three months ended September 30, 2009, we recognized a provision for income taxes at an estimated effective rate of 41.0%.  For the three months ended September 30, 2008, we recognized a provision for income taxes at an estimated effective rate of 40.7%.  The change in our estimated effective tax rate in 2009 was related to an increase in operating income across certain of our business segments, the decreased impact of certain non-deductible expenses and the utilization of various tax credits.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues. Revenues increased approximately $23.1 million, or 8.1%, to $308.3 million for the nine months ended September 30, 2009 from $285.2 million for the nine months ended September 30, 2008.

Adult Secure Services. Adult Secure Services revenues increased approximately $22.1 million, or 14.6%, to $173.8 million for the nine months ended September 30, 2009 from $151.7 million for the nine months ended September 30, 2008 due primarily to (1) an increase in revenues of approximately $14.3 million at the Great Plains Correctional Facility due to increased occupancy as a result of a facility expansion completed in September 2008, (2) an increase in revenues of $3.5 million at RCC due to improved occupancy, (3) an increase in revenues of $2.3 million at Walnut Grove due to a facility expansion completed in the third quarter of 2008, and (4) an increase in revenues of $1.4 million at the Big Spring Correctional Center due to increased occupancy.  The increase in revenues due to the above was offset, in part, by a decrease in revenues of $0.9 million at the Mesa Verde Community Correctional Center due to a decrease in occupancy.  The remaining net increase in revenues of approximately $1.5 million was due to various insignificant fluctuations in revenues at our other Adult Secure Services facilities.

Average contract occupancy for the nine months ended September 30, 2009 was 88.5% compared to 92.5% for the nine months ended September 30, 2008.  The average per diem rate for our Adult Secure Services facilities was approximately $54.25 and $54.00 for the nine months ended September 30, 2009 and 2008, respectively. The decrease in the average contract occupancy is primarily due to (1) the additional capacity brought into operations in September 2008 at Walnut Grove, which we began ramping during the fourth quarter of 2008, (2) under-utilization at certain California facilities and (3) the activation of the second expansion at D. Ray James Prison in April 2009.

Abraxas Youth and Family Services.  Abraxas Youth and Family Services revenues decreased approximately $0.8 million, or 1.0%, to $80.1 million for the nine months ended September 30, 2009 from $80.9 million for the nine months ended September 30, 2008 due to (1) a decrease in revenues of $2.7 million due to the termination of our management contract for the Salt Lake Valley Detention Center as of September 2008, (2) a decrease in revenues of $1.2 million due to the termination of our management contract for the Reading Alternative Education School Program as of June 2008 and (3) a decrease in revenues of $0.6 million due to the termination of our management contract for the State Reintegration Program as of June 30, 2009.  The decrease in revenues due to the above was offset by (1) an increase in revenues of $1.0 million at the Abraxas Academy due to increased occupancy, (2) an increase in revenues of $1.7 million at TATC due to improved occupancy, (3) an increase in revenues of $1.0 million at the Hector Garza Residential Treatment Center due to increased occupancy and (4) an increase in revenues of $1.0 million at A-1 due to improved occupancy. The remaining net decrease in revenues of $1.0 million was due to various insignificant fluctuations at our other Abraxas Youth and Family Services facilities and programs.

Average contract occupancy was 86.9% and 80.5% for the nine months ended September 30, 2009 and 2008, respectively. The increase in the 2009 average contract occupancy was primarily a result of higher utilization of the Hector Garza Residential Treatment Center, the Abraxas Academy and TATC facilities.  The average per diem rate for our residential Abraxas Youth and Family Services facilities was approximately $195.88 and $191.03 for the nine months ended September 30, 2009 and 2008, respectively. The increase in the 2009 average per diem rate reflects the continued ramp-up of the Abraxas Academy, increased utilization at A-1 and our San Antonio facilities, as well as changes in the mix of services provided at other facilities. The average fee-for-service rate for our non-residential Abraxas Youth and Family Services community-based facilities and programs was approximately $45.36 and $47.85 for the nine months ended September 30, 2009 and 2008, respectively. The decrease in the average fee-for-service rate for 2009 was due to changes in the mix of services provided by our various non-residential Abraxas Youth and Family Services facilities and programs.

Adult Community-Based Services. Adult Community-Based Services revenues increased approximately $1.7 million, or 3.2%, to $54.4 million for the nine months ended September 30, 2009 from $52.7 million for the nine months ended September 30, 2008 due to various immaterial fluctuations in revenues among our various Adult Community-Based Services facilities and programs.

Average contract occupancy was 109.4% and 100.4% for the nine months ended September 30, 2009 and 2008.  The average per diem rate for our residential Adult Community-Based Services facilities was $66.97 and $66.44 for the nine months ended September 30, 2009 and 2008, respectively.  The average fee-for-service rate for our non-residential Adult Community-Based Services programs was $9.93 and $13.71 for the nine months ended September 30, 2009 and 2008, respectively. The decrease in the average fee-for-service rate for 2009 was due to changes in the mix of services provided by our various non-residential Adult Community-Based Services facilities and programs.

Operating Expenses. Operating expenses, excluding depreciation and amortization, increased approximately $12.3 million, or 5.9%, to $222.0 million for the nine months ended September 30, 2009 from $209.7 million for the nine months ended September 30, 2008.

Adult Secure Services. Adult Secure Services operating expenses increased approximately $14.9 million, or 15.0%, to $114.3 million for the nine months ended September 30, 2009 from $99.4 million for the nine months ended September 30, 2008 due to (1) an increase in operating expenses of $6.7 million at the Great Plains Correctional Facility due to increased occupancy as a result of a facility expansion completed in September 2008, (2) an increase in operating expenses of $1.2 million at the D. Ray James Prison due to increased occupancy as a result of facility expansions completed in February 2008 and April 2009, (3) an increase in operating expenses of $2.5 million at the Big Spring Correctional Center due to improved occupancy, (4) an increase in operating expenses of $1.1 million at Walnut Grove due to increased occupancy as a result of a facility expansion completed in third quarter of 2008 and (5) an increase in operating expenses of $1.5 million at RCC due to improved occupancy. The remaining net increase in operating expenses of $1.9 million was due to various insignificant fluctuations in operating expenses at our other Adult Secure Services facilities as well as an increase in divisional operating expenses of approximately $1.0 million in the 2009 period.

As a percentage of segment revenues, Adult Secure Services operating expenses were 65.8% for the nine months ended September 30, 2009 compared to 65.5% for the nine months ended September 30, 2008. The 2008 operating margin was favorably impacted by a $1.5 million contract-based revenue adjustment at the RCC for the contract year ended March 2008 (which we recognized in March 2008).

Abraxas Youth and Family Services.  Abraxas Youth and Family Services operating expenses decreased approximately $1.2 million, or 1.6%, to $71.7 million for the nine months ended September 30, 2009 from $72.9 million for the nine months ended September 30, 2008 due primarily to (1) a decrease in operating expenses of $2.8 million due to the termination of our management contract for the Salt Lake Valley Detention Center as of September 2008 and (2) a decrease in operating expenses of $0.9 million due to the termination of our management contract for the Reading Alternative Education School Program as of June 2008. The decrease in operating expenses due to the above was offset, in part, by (1) an increase in operating expenses of $1.3 million at the Abraxas Academy due to improved occupancy, (2) an increase in operating expenses of $1.6 million at the Hector Garza Residential Treatment Center due to improved occupancy and (3) an increase in operating expenses of $1.2 million at TATC due to improved occupancy.  The remaining net decrease in operating expenses of approximately $1.6 million was due to various immaterial fluctuations in operating expenses at our other Abraxas Youth and Family Services facilities and programs.

As a percentage of segment revenues, Abraxas Youth and Family Services operating expenses were 89.5% and 90.1% for the nine months ended September 30, 2009 and 2008, respectively.

Adult Community-Based Services. Adult Community-Based Services operating expenses decreased approximately $1.4 million, or 3.7%, to $36.0 million for the nine months ended September 30, 2009 from $37.4 million for the nine months ended September 30, 2008 due to (1) a decrease in operating expenses of $0.6 million due to the termination of our management contract for the Lincoln County Detention Center in May 2008 and (2) a decrease in operating expenses of $0.5 million due to the termination of our management contracts for several county jails in California.  Additionally, we recorded a gain of $0.6 million related to insurance recoveries in excess of property carrying values at the Reid Community Residential Facility damaged in Hurricane Ike in September 2008.  This gain is reflected in operating expenses for the nine months ended September 30, 2009.  The remaining net increase in operating expenses of $0.9 million was due to immaterial fluctuations in operating expenses at our other Adult Community-Based Services facilities and programs. As a percentage of segment revenues, Adult Community-Based Services operating expenses were 66.2% for the nine months ended September 30, 2009 compared to 71.0% for the nine months ended September 30, 2008.

Impairment of Long-Lived Assets.  We evaluate the realization of our long-lived assets at least annually or when changes in circumstances or a specific triggering event indicates that the carrying value of the asset may not be recoverable.  As part of our evaluation, we make judgments regarding such factors as estimated market values and the potential future operating results and undiscounted cash flows associated with individual facilities or assets.  Additionally, should we decide to sell a facility or other such asset, realization is evaluated based on the estimated sales price based on the best market information available.  In conjunction with our review of certain of our long-lived assets based on estimated market values associated with these assets, we determined that our carrying value for a currently vacant site of land was not fully recoverable and exceeded its fair value and, as a result, we recorded an impairment charge of $0.3 million in the nine months ended September 30, 2008.  This charge is reflected in general and administrative expenses in the accompanying financial statements for the 2008 period. We did not have any impairment charges in the nine months ended September 30, 2009.

Depreciation and Amortization.  Depreciation and amortization expense was approximately $14.1 million and $12.8 million for the nine months ended September 30, 2009 and 2008, respectively.  Depreciation of property and equipment increased approximately $1.8 million due primarily to depreciation expense related to the facility expansions at the Great Plains Correctional Facility and the D. Ray James Prison.  Amortization of intangibles was approximately $0.9 million and $1.5 million for the nine months ended September 30, 2009 and 2008, respectively.

General and Administrative Expenses. General and administrative expenses decreased approximately $1.0 million, or 5.2%, to approximately $18.2 million for the nine months ended September 30, 2009 from $19.2 million for the nine months ended September 30, 2008 due primarily to lower legal and other professional expenses in the 2009 period.

Interest. Interest expense, net of interest income, increased to approximately $18.9 million for the nine months ended September 30, 2009 from $17.6 million for the nine months ended September 30, 2008. The net increase in interest expense was primarily due to lower capitalized interest in the nine months ended September 30, 2009 as compared to the same period of 2008.  Capitalized interest was approximately $0.7 million in the nine months ended September 30, 2009 and related to the 700 bed facility expansion project at the D. Ray James Prison.  For the nine months ended September 30, 2008, we capitalized interest of approximately $2.3 million related to the expansion projects at the D. Ray James Prison and the Great Plains Correctional Facility. Additionally, interest income decreased by approximately $0.8 million in the 2009 period due to lower investment balances and decreased interest rates. This increase in net interest expense was offset by lower interest expense of approximately $0.2 million on our Amended Credit Facility due to lower average interest rates in the 2009 period.  Additionally, MCF made annual bond principal payments of $11.4 million in July 2008 and $12.4 million on July 31, 2009 which reduced bond interest expense for the nine months ended September 30, 2009 by approximately $0.7 million as compared to the same period of 2008.

Income Taxes. For the nine months ended September 30, 2009, we recognized a provision for income taxes at an estimated effective rate of 41.3%.  For the nine months ended September 30, 2008, we recognized a provision for income taxes at an estimated effective rate of 42.3%.  The change in our estimated effective tax rate in 2009 was related to an increase in operating income across certain of our business segments, the decreased impact of certain non-deductible expenses and the utilization of various tax credits.

Contractual Uncertainties Related to Certain Facilities

Regional Correctional Center.  The Office of Federal Detention Trustee (“OFDT”) holds the contract for the use of the RCC on behalf of ICE, USMS and the BOP with Bernalillo County, New Mexico (the “County”) through an intergovernmental services agreement, and we have an operating and management agreement with the County.  In July 2007, we were notified by ICE that it was removing all ICE detainees from the RCC and the removal was completed in early August 2007.  The facility is still being utilized by the USMS, and since May 2008 by the BOP, but not at its full capacity.  In February 2008, ICE informed us that it would not resume use of the facility.  In February 2008, OFDT attempted to unilaterally amend its agreement with the County to reduce the number of minimum annual guaranteed mandays under the agreement from 182,500 to 66,300.  Neither we nor the County believe OFDT has the right to unilaterally amend the contract in this manner, and OFDT has been informed of our position. Although either party to the intergovernmental services agreement has the right to terminate upon 180 days notice, neither party has exercised such right as of September 30, 2009. During the third quarter 2009, we filed a claim against the United States, acting through the United States Department of Justice, OFDT and ICE (collectively “Defendants”) for breach of contract and breach of the duty of good faith and fair dealing, arising out of the Defendants’ improper modification of the intergovernmental services agreement (the “Contract”) and subsequent failure to pay for the shortfalls in the 2007-2008 and 2008-2009 minimum annual guaranteed mandays specified in the Contract.

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

Revenues for this facility were approximately $10.1 million and $6.6 million (including a $1.5 million contract-based revenue adjustment for the contract year ended March 31, 2008, for which the related receivable is carried in accounts receivable-trade at September 30, 2009) for the nine months ended September 30, 2009 and 2008, respectively. The net carrying value of the leasehold improvements for this facility was approximately $0.8 million and $1.1 million at September 30, 2009 and December 31, 2008, respectively. Our lease for this facility requires monthly rent payments of approximately $0.13 million for the remaining term of the lease (which was extended through June 2010). To date, although we have several federal agencies using the RCC, the facility still has available capacity. Our inability to expand the existing population with current or new customers or any disruption of our operations due to activity in the McClendon case could have an adverse effect on our financial condition, results of operations and cash flows.  We believe no impairment to the carrying value of the leasehold improvements for this facility has occurred.

Hector Garza Residential Treatment Center. In October 2005, we initiated the temporary closure of this MCF leased facility in San Antonio, Texas. We reactivated the facility during the third quarter of 2007. The net carrying value for this facility was approximately $3.9 and $4.0 million at September 30, 2009 and December 31, 2008, respectively.  We believe that no impairment to the carrying value of this facility has occurred due to existing (and increasing) demand from current customers (including the Texas Youth Commission) and anticipated incremental demand from additional multiple customers to whom the facility is being marketed (including several current and anticipated requests for proposal).

Realization of long-lived assets

We review our long-lived assets (including our facilities at a facility-by-facility level) for impairment at least annually or when changes in circumstances or a triggering event indicates that the carrying amount of the asset may not be recoverable in accordance GAAP.  GAAP requires that long-lived assets to be held and used recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable from its estimated future undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and the fair value of the asset. Assets to be disposed of by sale are recorded at the lower of their carrying amount or fair value less estimated selling costs. We estimate projections of undiscounted cash flows, and also fair value, based upon the best information available, which may include expected future discounted cash flows to be produced by the asset and/or available market prices. Factors that significantly influence estimated future cash flows include the periods and levels of occupancy for the facility, expected per diem or reimbursement rates, assumptions regarding the levels of staffing, services and future operating and capital expenditures necessary to generate forecasted revenues, related costs for these activities and future rate of increases or decreases associated with these factors. Information typically utilized will also include relevant terms of existing contracts (for similar services and customers), market knowledge of customer demand (both present and anticipated) and related pricing, market competitors, and our historical experience (as to areas including customer requirements, contract terms, operating requirements/costs, occupancy trends, etc.). We may also consider the results of any appraisals if a fair value is necessary. Estimates for factors such as per diem or reimbursement rates may be highly subjective, particularly in circumstances where there is no current operating contract in place and changes in the assumptions and estimates could result in the recognition of impairment charges.

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

We maintain operating leases in the ordinary course of our business activities.  These leases include those for operating facilities, office space and office and operating equipment, and the terms of these agreements range from 2008 until 2075.  As of September 30, 2009, our total commitment under these operating leases was approximately $116.6 million.

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of September 30, 2009 (in thousands):

	Payments Due by Period
			2010 -	2012 -
	Total	2009	2011	2013	Thereafter

Contractual Obligations:
Long-term debt — principal
• Cornell Companies, Inc.	$112,000	$—	$—	$112,000	$—
• Special Purpose Entity	121,700	—	28,000	33,000	60,700
Long-term debt — interest
• Cornell Companies, Inc.	33,110	3,010	24,080	6,020	—
• Special Purpose Entity	44,578	—	19,482	14,534	10,562
Revolving line of credit-principal
• Cornell Companies, Inc.	73,000	—	73,000	—	—
Revolving line of credit-interest
• Cornell Companies, Inc.	700	490	210	—	—
Capital lease obligations
• Cornell Companies, Inc.	17	3	14	—	—
Construction commitments	3,483	3,483	—	—	—
Operating leases	116,570	1,850	25,689	21,876	67,155
Consultative and non-compete agreements	120	110	10	—	—
Total contractual cash obligations	$505,278	$8,946	$170,485	$187,430	$138,417

Approximately $2.8 million of unrecognized tax benefits have been recorded as liabilities as of September 30, 2009 but are not included in the contractual obligations table above because we are uncertain as to if or when such amounts may be settled.  Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for potential penalties of approximately $0.1 million and for interest of approximately $0.1 million as of September 30, 2009.

We enter into letters of credit in the ordinary course of operating and financing activities.  As of September 30, 2009, we had outstanding letters of credit of approximately $14.9 million primarily for certain workers’ compensation insurance and other operating obligations.  The following table details our letters of credit commitments as of September 30, 2009 (in thousands):

	Total	Amount of Commitment Expiration Per Period
	Amounts	Less than			More Than
	Committed	1 Year	1-3 Years	3-5 Years	5 Years
Commercial Commitments:
Standby letters of credit	$14,949	$14,199	$750	$—	$—

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

Credit Risk

Due to the short duration of our investments, changes in market interest rates would not have a significant impact on their fair value.  In addition, our accounts receivables are with federal, state, county and local government agencies, which we believe reduces our credit risk. However, it is possible that such situations as continuing budget resolutions, delayed passage of budgets or budget pressures may increase the length of repayment of certain receivables. During the third quarter of 2009 the State of California notified vendors providing services to the state that it would temporarily issue IOU’s. We received IOU’s from the State of California which were subsequently repaid prior to September 30, 2009, and we do not presently hold any IOU’s from the State of California. In addition, delays in the passage of budgets (such as experienced in the State of Pennsylvania in 2009) may lead to temporary delays in the repayment of our receivables from operations in such states. This would lead to a temporary increase in our receivables, as evidenced by the increase in our accounts receivable-trade at September 30, 2009. As the State of Pennsylvania did not pass a fiscal 2010 budget until mid-October 2009, the majority of the cities and counties in Pennsylvania chose to defer their payments (during the state budget impasse present through the third quarter of 2009) until the state budget had been adopted. While we closely monitor such situations, we do not currently expect such this to have a permanent impact on the repayment of our receivables related to our facilities.

Interest Rate Exposure

Our exposure to changes in interest rates primarily results from our Amended Credit Facility, as these borrowings have floating interest rates.  The debt on our consolidated financial statements at September 30, 2009 with fixed interest rates consist of the 8.47% Bonds issued by MCF, a special purpose entity, in August 2001 in connection with the 2001 Sale and Leaseback Transaction and $112.0 million of Senior Notes.  The detrimental effect of a hypothetical 100 basis point increase in interest rates on our current borrowings under our Amended Credit Facility would be to reduce income before provision for income taxes by approximately $0.5 million for the nine months ended September 30, 2009.  At September 30, 2009, the fair value of our consolidated fixed rate debt was approximately $313.2 million based upon quoted market prices or discounted future cash flows using the same or similar securities.

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

Changes in Internal Control over Financial Reporting

In connection with the evaluation as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act, we have not identified any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) during our fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CORNELL COMPANIES, INC.

Date: November 6, 2009	By:	/s/ James E. Hyman
JAMES E. HYMAN
Chief Executive Officer, President and Chairman
of the Board (Principal Executive Officer)

Date: November 6, 2009	By:	/s/ John R. Nieser
JOHN R. NIESER
Senior Vice President, Chief Financial Officer
and Treasurer (Principal Financial Officer and
Principal Accounting Officer)