Form 10-K
period 2009-12-31
CORNELL COMPANIES INC
filed 2010-02-26
CIK 1016152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $191,785,600 on June 30, 2009. The registrant has 14,971,194 shares of common stock outstanding on February 19, 2010.

Documents Incorporated by Reference

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held in 2010, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Cornell Companies, Inc.

2009 Form 10-K

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

•                  pricing and per diem rates,

•                  contract commencements,

•                  new contract opportunities,

•                  operations at, future contracts for, and results from our Regional Correctional Center,

•                  the timing (including ramp of facility population) and other aspects of our planned customer transition at our D. Ray James Prison,

•                  adequacy of insurance,

•                  debt levels,

•                  debt reduction,

•                  common stock repurchases,

•                  the effect of income tax positions and related assets and liabilities,

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

PART I

ITEM 1.  BUSINESS

Company Overview

Cornell Companies, Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Cornell,” the “Company,” “we,” “us” or “our”) was incorporated in Delaware in 1994. We are a leading provider of correctional, detention, educational, rehabilitation and treatment services outsourced by federal, state, county and local government agencies for adults and juveniles. We partner with these agencies to deliver quality, cost-efficient programs that we believe enable our customers to achieve their missions while saving taxpayers’ money. Our customers include the Federal Bureau of Prisons (“BOP”), U.S. Marshals Service (“USMS”), various state Departments of Corrections, and city, county and state departments of human services and similar agencies.

We offer a diverse portfolio of services in structured and secure environments throughout three operating divisions:  (1) Adult Secure Services; (2) Abraxas Youth and Family Services; and (3) Adult Community-Based Services. Cornell, through predecessor entities, began juvenile operations in 1973, adult community-based programs in 1974, and adult secure operations in 1984. Our three divisions are our reportable operating segments. Financial information and a discussion concerning these segments for fiscal years 2009, 2008 and 2007 is included in “Note 16 — Segment Disclosure” of the “Notes to Consolidated Financial Statements” included in this Form 10-K.

As of December 31, 2009, we operated 64 facilities among our three operating divisions, representing a total operating service capacity of 20,555. We also had four facilities that were vacant, representing additional service capacity of 837. Service capacity is comprised of the number of beds currently available for service in residential facilities and the average program capacity of non-residential community-based programs.  Our facilities are located in 15 states and the District of Columbia.

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

Industry and Business Segment Summary

Incarceration, detention, education and treatment services for adults and juveniles have historically been provided by various government entities. In the United States, the incarcerated and sentenced populations of adults and juveniles has continued to increase while federal, state and local governments face continuing pressures to control costs and improve service quality. We believe these trends have caused growing consideration and acceptance towards outsourcing certain government services and functions. Moreover, the increasing demand facing governments (from areas such as education, healthcare, maintenance/development of public infrastructure, etc.) has also created competition for resources funding such services.

Services offered among our three divisions include incarceration and detention, transition from incarceration, drug and alcohol counseling and treatment, behavioral rehabilitation and treatment, vocational training and academic education for grades 3—12. Private-sector companies, like us, contract with government agencies to deliver these services, at what we believe are the same or higher quality and for a lower cost than what the agency can otherwise provide. Although outsourcing these services has historically faced opposition in the U.S., public and government acceptance has increased as standards of service improve and cost savings are documented. As government agencies face fiscal budget constraints, outsourcing to private providers can offer economically positive alternatives. In addition, as a cost relief measure, government agencies have sought alternatives to incarceration, including reentry, education, substance abuse and behavioral health programs — all of which are services we provide.

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

As of December 31, 2009 we operated 9 adult secure facilities with an aggregate service capacity of 14,169. We also had two facilities that were vacant with a combined service capacity of 622 beds. Within the division, we offer the following:

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

As of December 31, 2009, we operated 16 residential facilities and 9 non-residential community-based programs within our Abraxas division, representing operating service capacity of 2,828. We also had two vacant facilities with a combined service capacity of 215. Within the division, we offer the following:

•                  Diverse treatment settings, including physically-secure, staff-secure, and community-based,

•                  Specialized treatment for unique populations, including females, drug addicts, sex offenders, fire starters and families,

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

Adult Community-Based Services

Adult Community-Based Services involve the supervision of adult parolees and probationers. Parolees are persons who have served time in a correctional facility and have been released due to either mandatory conditional release or a parole board decision. Probationers have been charged with a crime but sentenced to probation in lieu of incarceration. Services provided to parolees and probationers include temporary housing, employment assistance, anger management instruction, personal finance management training, academic opportunities, vocational training and substance abuse or addiction counseling.

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

As of December 31, 2009, we operated 27 residential community-based facilities and 3 non-residential community-based programs with a combined total service capacity of 3,558.  Within the division, we offer the following:

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

•                  Education, including preparation and testing for the GED, ABE, computer courses, college-level courses and access to libraries,

•                  Vocational training,

•                  Individual, group and family counseling and therapy, cognitive behavior therapy and stress and anger management instruction,

•                  Life skills training, including hygiene, personal finance, housing issues, and parenting skills, and

•                  Municipal jail management.

Facilities

At December 31, 2009, we operated 64 facilities and had four vacant facilities. In addition to providing management services, we develop, design and/or construct many of our facilities.

Either through outright ownership or long-term leases, we control operating facilities representing a large majority of our revenues. We believe that such control increases the likelihood of contract renewal, allows us to expand existing facilities and thereby realize economies of scale, and enhances our ability to win new contracts and control repair costs. In addition, we believe that long-term control of our operating facilities allows us to better manage cost-escalation pressures and develop/incorporate a long horizon strategic view for our facility assets.

The following table summarizes certain additional information with respect to our facilities as of December 31, 2009.  As indicated, the majority of the facilities at which we provide services are either owned or leased under long-term leases, which are generally under terms ranging from one to 45 years.

Facility Name and Location	Total Service Capacity (1)	Initial Contract Date (2)		Company Owned, Leased or Managed (3)

Adult Secure Services Facilities: Residential Facilities

Baker Community Correctional Facility Baker, California	262		(4)	Owned
Big Spring Correctional Center Big Spring, Texas	3,509	1989		Leased	(5)
D. Ray James Prison Folkston, Georgia	2,870	1998		Leased	(5)
Great Plains Correctional Facility Hinton, Oklahoma	2,048	2007		Leased	(5)
High Plains Correctional Facility Brush, Colorado	272	2007		Owned
Hudson Correctional Facility Hudson, Colorado	1,250	2009		Leased
Leo Chesney Community Correctional Facility Live Oak, California	305	1988		Leased
Mesa Verde Community Correctional Facility Bakersfield, California	360		(4)	Leased
Moshannon Valley Correctional Center Philipsburg, Pennsylvania	1,495	2006		Owned
Regional Correctional Center Albuquerque, New Mexico	970	2004	(6)	Leased
Walnut Grove Youth Correctional Facility Walnut Grove, Mississippi	1,450	2004		Managed

Abraxas Youth and Family Services Facilities: Residential Facilities

Contact Wauconda, Illinois	52		(7)	Owned
Cornell Abraxas Academy New Morgan, Pennsylvania	214	2006		Owned
Cornell Abraxas I Marienville, Pennsylvania	274	1973		Leased	(5)
Cornell Abraxas II Erie, Pennsylvania	23	1974		Owned
Cornell Abraxas III Pittsburgh, Pennsylvania	24	1975		Owned
Cornell Abraxas Center for Adolescent Females Pittsburgh, Pennsylvania	108	1989		Owned
Cornell Abraxas of Ohio Shelby, Ohio	108	1993		Leased	(5)
Cornell Abraxas Youth Center South Mountain, Pennsylvania	72	1999		Leased

Abraxas Youth and Family Services Facilities: Residential Facilities (Continued)

DuPage Adolescent Center Hinsdale, Illinois	38		(7)	Owned
Erie Residential Behavioral Health Program Erie, Pennsylvania	17	1999		Owned
Hector Garza Residential Treatment Center San Antonio, Texas	122	2007		Leased	(5)
Leadership Development Program South Mountain, Pennsylvania	128	1994		Leased
Psychosocial Rehabilitation Unit Erie, Pennsylvania	13	1994		Owned
Schaffner Youth Center Steelton, Pennsylvania	63	2001		Managed
Southern Peaks Regional Treatment Center Canon City, Colorado	160	2004		Owned
Texas Adolescent Treatment Center San Antonio, Texas	145		(8)	Owned
Washington Facility Washington, D.C.	70		(9)	Owned
Woodridge Woodridge, Illinois	200		(7)	Owned

Abraxas Youth and Family Services Facilities: Non-Residential Facilities

Abraxas Counseling Center Columbus, Ohio	78	2008		Leased
Delaware Community-Based Programs Milford, Delaware	66	1994		Leased
Harrisburg Day Treatment Harrisburg, Pennsylvania	45	1996		Leased
Lehigh Valley Community-Based Programs Lehigh Valley, Pennsylvania	60	1992		Leased
Non-Residential Detention/Non-Residential Treatment Harrisburg, Pennsylvania	91	1999		Leased
Philadelphia Alternative Education Philadelphia, Pennsylvania	165	2004		Managed
Philadelphia Community-Based Programs Philadelphia, Pennsylvania	71	1992		Owned
WorkBridge Pittsburgh, Pennsylvania	600	1994		Leased
York County Community Programs Harrisburg, Pennsylvania	36	1999		Leased

Adult Community-Based Services Facilities: Residential Facilities

Beaumont Transitional Treatment Center Beaumont, Texas	180	2002		Owned
Cordova Center Anchorage, Alaska	192	1985		Leased	(5)
El Monte Center El Monte, California	55	1993		Leased
Grossman Center Leavenworth, Kansas	150	2002		Leased
Las Vegas Community Correctional Center Las Vegas, Nevada	100	2004		Owned
Leidel Comprehensive Sanction Center Houston, Texas	190	1996		Leased	(5)
Los Angeles County Jails (10) Los Angeles Metropolitan Area, California	264		(10)	Managed
Marvin Gardens Center Los Angeles, California	52	1981		Leased
McCabe Center Austin, Texas	90	1999		Owned
Mid Valley House Edinburg, Texas	96	1998		Leased
Midtown Center Anchorage, Alaska	32	1998		Owned
Northstar Center Fairbanks, Alaska	135	1990		Leased
Oakland Center Oakland, California	61	1981		Owned
Parkview Center Anchorage, Alaska	112	1993		Leased	(5)
Reality House Brownsville, Texas	66	1998		Owned
Reid Community Residential Facility Houston, Texas	500	1996		Leased	(5)
Salt Lake City Center Salt Lake City, Utah	78	1995		Leased
Seaside Center Nome, Alaska	48	1999		Leased
Taylor Street Center San Francisco, California	177	1984		Owned
Tundra Center Bethel, Alaska	85	1986		Leased	(5)

Adult Community-Based Services Facilities: Non-Residential Facilities

East St. Louis East St. Louis, Illinois	200	(7)	Leased
LifeWorks Joliet, Illinois	231	(7)	Leased
Southwood Chicago, Illinois	464	(7)	Owned

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

(4)

During the fourth quarter of 2009, the California Department of Corrections and Rehabilitation (“CDCR”) terminated its contracts to house male inmates at both our Baker Community Correctional Facility and Mesa Verde Community Correctional Facility and subsequently removed all of their inmates from these facilities by December 2009. We are currently considering several options for use of these facilities, including marketing these facilities to other customers (including CDOC to house a different population (possibly female inmates)). Refer to Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Uncertainties Related to Certain Facilities — California Facilities” of this Form 10-K for further discussion concerning these facilities.

(5)

Facility was sold in August 2001 to Municipal Corrections Finance, L.P. (“MCF”) as part of the 2001 Sale and Leaseback Transaction as discussed in “Note 14 — Derivative Financial Instruments and Guarantees” of the “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

(6)

We lease the Regional Correctional Center from Bernalillo County, New Mexico. The lease commenced in January 2003 and we renovated the facility in 2003 and 2004. The facility commenced operations in July 2004 and the lease presently runs to June 2010, and we have four one-year renewal options. Refer to Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Uncertainties Related to Certain Facilities — Regional Correctional Center” of this report for further discussion concerning this facility.

(7)

These facilities are operated pursuant to the Cornell Interventions programs/facilities contract with numerous agencies throughout Illinois. Initial contract dates vary by agency and range from 1974 to 1997.

(8)

During the fourth quarter of 2009, we closed the Texas Adolescent Treatment Center (“TATC”) and transferred much of its residential population to our Hector Garza Residential Treatment Center. In December 2009, while we were considering several options for its future use, we received an offer to purchase TATC. We have executed the contract and currently expect the transaction to close during the second quarter of 2010.

(9)

We closed the formerly leased Washington D.C. Facility in 2005 (we acquired the facility in September 2007) and are currently considering several options for use, including both the operation of a new program as well as utilization of the facility for an administrative location for personnel from our Adult Secure Services division.

(10)	Los Angeles County Jails represents eight individual locations in Los Angeles County, California and the surrounding area. Initial contract dates vary by agency and range from 1994 to 2008.

Marketing and Business Development

Our principal customers are federal, state and local government agencies responsible for adult and juvenile corrections, treatment and educational services. We manage our business development efforts to address opportunities available in all of our divisions and potential markets. While such opportunities necessarily include forming relationships with new customers, we also believe that further potential lies in the management of our existing relationships through improved bed management (including both utilization and customer mix) and through enhancements of our contract terms. From time to time, we will also evaluate opportunities for accretive acquisitions.

In most instances, we pursue development opportunities by responding to Requests for Proposal (“RFPs”) or Requests for Interest (“RFIs”), which are issued by government agencies’ in connection with solicitations for bids. The decision to respond to such solicitations is based upon several factors, including management’s assessment of customer needs, our ability to service the needs in an operationally successful and acceptably profitable manner, and the fit of the potential program within our existing portfolio and strategic objectives. The solicitations generally require the bidder to demonstrate relevant operational experience. Furthermore, the response must also include descriptions of the services to be provided by the bidder and the price at which the bidder is willing to provide them. Services can include not only direct care, but also the design, construction or renovation of the related facility.

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

Competition

Because our services encompass several diverse markets, we view our competition within these separate markets. We believe our principal non-governmental competitors in the Adult Secure Services market are Corrections Corporation of America, Inc., The Geo Group, Inc., and Management and Training Corporation. Within our two other segments — Abraxas Youth and Family Services and Adult Community-Based Services — we typically encounter a significantly more fragmented competitor base, which includes not only for-profit operators like ourselves but also not-for-profit organizations. Within the Abraxas Youth and Family Services division, some of our primary non-governmental competitors include ViaQuest, Youth and Family Centered Services, Securicor New Century and Ramsay Youth Services. Our larger non-governmental competitors in the Adult Community-Based Services market include Dismas House, Bannum, Gateway, Salvation Army and Volunteers of America.

Employees

At December 31, 2009, we had 4,106 full-time employees and 301 part-time employees. We employ management, administrative and clerical, security, educational and counseling services, health services and general maintenance personnel. Approximately 521 employees at five of our facilities are represented by labor unions.

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

Business Concentration

For the years ended December 31, 2009, 2008 and 2007, 34.7%, 34.2% and 32.6%, respectively, of our consolidated revenues were derived from multiple contracts with the BOP. No other single customer makes up greater than 10% of our consolidated revenues for these years. Refer to Footnote 16 — Segment Disclosures in our consolidated financial statements for further information concerning revenues from the BOP by operating division.

Insurance

We maintain general liability insurance for all of our operations at an amount equal to $10 million per occurrence and in the aggregate. We also maintain insurance in amounts management deems adequate to cover property and casualty risks, workers’ compensation, and directors’ and officers’ liability.

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

We have a significant amount of indebtedness.  Our total consolidated indebtedness as of December 31, 2009 was approximately $303.3 million.  Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain other financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest and additional interest, if any, on our indebtedness.  We may need to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance all or a portion of our indebtedness on or before maturity.  However, we may not be able to complete these alternative measures on commercially reasonable terms or at all.  Additionally, a significant portion of our assets is owned, and a significant percentage of our revenue is generated, by our subsidiaries. Our cash flows and our ability to repay our indebtedness depends upon the performance of these subsidiaries and their ability to make distributions.  See

“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months.  Since the third quarter of 2008 and continuing through 2009, the volatility and disruption reached unprecedented levels.  At certain points during this period, the markets exerted downward pressure on availability of liquidity and credit capacity for many issuers, including us.  While we intend to finance our operations with existing cash, cash flow from operations and borrowing under our Amended Credit Facility, we may require additional financing to support our continued growth.  However, due to the existing uncertainty in the capital and credit markets, access to capital, including capital through the accordion feature of our Amended Credit Facility, on terms acceptable to us may be limited or unavailable.

During the 2008/2009 period several large financial institutions have either failed or been dependent on the assistance of the federal government to continue to operate as a going concern. We can provide no assurance that all of the banks that have made commitments to us under our revolving credit facility will continue to operate as a going concern in the future or that such banks would be willing to participate in an expansion to the Amended Credit Facility in the event the Company desires to exercise the accordion feature of the Amended Credit Facility.

If any of the banks in the lending group were to fail or decline to participate in the expansion of our Amended Credit Facility under the accordion feature, it is possible that the capacity under the revolving credit facility would not be expanded by the full amount that might be requested by us under the accordion feature and might even be reduced to below the existing committed availability. In the event that we could not obtain an increased commitment by virtue of the accordion feature of the Amended Credit Facility, we could be required to obtain capital from alternate sources in order to continue our growth through future development and expansion initiatives.  Our options for addressing such capital constraints would include, but not be limited to (1) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased amounts under the terms of the Amended Credit Facility, or its accordion feature, (2) accessing the public capital markets, or (3) delaying certain of the Company’s planned expansion projects. Such alternatives in the current market would likely be on terms less favorable than under existing terms, which could have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

 The restrictive covenants in our Senior Notes and Amended Credit Facility may affect our ability to operate our business successfully.

The indenture governing our Senior Notes and our Amended Credit Facility contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•                  incur additional debt;

•                  provide guarantees in respect of obligations of other persons;

•                  pay dividends or repurchase capital stock or subordinated debt;

•                  make certain types of investments;

•                  incur liens;

•                  engage in sale-leaseback transactions;

•                  make restricted payments;

•                  sell assets and subsidiary capital stock;

•                  consolidate or merge with or into, or sell substantially all of our assets to, another; and

•                  enter into new lines of business.

In addition, our Amended Credit Facility contains restrictive covenants and requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. A breach of any of these covenants could result in a default under our Amended Credit Facility and/or the Senior Notes. Upon the occurrence of an event of default under our Amended Credit Facility, the lenders could elect to declare all amounts outstanding under our Amended Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our Amended Credit Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our Amended Credit Facility. If the lenders under that facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets remaining after we repay our Amended Credit Facility to repay other indebtedness, including the Senior Notes.

If we default on our obligations to pay our indebtedness we may not be able to make payments on the Senior Notes.

Any default under the agreements governing our indebtedness, including a default under our Amended Credit Facility that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest and additional interest, if any, on the Senior Notes and substantially decrease the market value of the Senior Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest and additional interest, if any, on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including covenants in the indenture and our Amended Credit Facility), we could be in default under the terms of the agreements governing such indebtedness, including our Amended Credit Facility and the indenture. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our Amended Credit Facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines we may, in the future, need to obtain waivers from the required lenders under our Amended Credit Facility to avoid being in default. If we breach our covenants under our Amended Credit Facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our Amended Credit Facility, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.

The terms of the indenture governing our Senior Notes and our Amended Credit Facility restrict our ability to incur but do not prohibit us from incurring significant additional indebtedness in the future.  We have recently completed several expansion projects and anticipate commencing other projects at some future date, and we will likely need to finance these future outlays of capital since our cash on hand and cash flows from operations may not be sufficient to fully fund all of these potential expenditures.  Depending on market conditions and other factors, we will consider additional debt financing to fund these outlays of capital as well as to refinance a portion of our existing indebtedness.   If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

We are dependent on government appropriations, which may not be made on a timely basis or at all and may be adversely impacted by budgetary constraints at the federal, state and local levels.

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, a contract may be terminated or the amounts payable to us may be deferred or reduced.  Also, we are dependent upon funding for anticipated future contracts.

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

In addition, as a result of, among other things, recent economic developments, federal, state and local governments have encountered, and may continue to encounter, unusual budgetary constraints. As a result, a number of state and local governments are under pressure to control additional spending or reduce current levels of spending which could limit or eliminate appropriations for the facilities that we operate. Additionally, as a result of these factors, we may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Budgetary limitations may also make it more difficult for us to renew our existing contracts on favorable terms or at all. Further, a number of states in which we operate are experiencing significant budget deficits for fiscal year 2010 and may continue to experience budget deficits in subsequent years. We cannot assure that these deficits will not result in reductions in per diems, delays in payment for services rendered or unilateral termination of contracts. We received IOU’s from the State of California which were subsequently paid in full during the third quarter of 2009. We do not currently hold any IOU’s from the State of California. In addition, delays in the passage of budgets (such as experienced in the State of Pennsylvania in 2009) may lead to temporary delays in the repayment of our receivables from operations in such states. This would lead to a temporary increase in our receivables, as evidenced by the increase in our accounts receivable-trade at September 30, 2009. As the State of Pennsylvania did not pass a fiscal 2010 budget until mid-October 2009, the majority of the cities and counties in Pennsylvania chose to defer their payments (during the state budget impasse present through the third quarter of 2009) until the state budget had been adopted. Upon adoption of their fiscal 2010 budget, the various cities and counties in Pennsylvania resumed their normal payment practices. While we will closely monitor such situations, we do not currently expect this to have a significant negative impact on the repayment of our receivables related to our facilities in such locations.

Moreover, certain states, such as Arizona (whom we serve at our Great Plains Correctional Facility) which currently utilize private entities (on both an in-state as well as an out-of-state basis) have indicated budgetary pressures may influence the future extent of their use of such private entities, particularly out-of-state. We believe outsourcing to private providers can offer economically positive alternatives to our customers. However, a reduction in the use of our services could have a material adverse effect on our business.

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

We currently derive, and expect to continue to derive, a significant portion of our revenues from the BOP and various state agencies. The loss of, or a significant decrease in, business from the BOP or those state agencies could seriously harm our financial condition and results of operations. Our BOP contracts accounted for approximately 34.7% of our total revenues for the year ended December 31, 2009 ($143.1 million), 34.2% of our total revenues for the year ended December 31, 2008 ($132.3 million) and 32.6% of our total revenues for the year ended December 31, 2007 ($117.5 million). We expect to continue to depend upon the BOP and a relatively small group of other governmental customers for a significant percentage of our revenues.

We are subject to the short-term nature of government contracts.

Many governmental agencies are legally limited in their ability to enter into fixed long-term contracts that would bind elected officials responsible for future budgets. Therefore, many contracts with government agencies, including the BOP, typically either have a very short term or, even when for a longer term, are subject to termination on short notice without cause. The majority of our contracts have primary terms of one to three years. Our contracts with governmental agencies may contain one or more renewal options that may be exercised only by the contracting governmental agency. Some of these contracts may not be renewed by the governmental agency and no assurance can be given that the governmental agency will exercise a renewal option in the future. In addition, the governmental agency may elect to solicit bids pursuant to a RFP or RFQ rather than exercise a renewal option. We may not be successful in a bid responding to a RFP or RFQ.

The non-renewal or termination of any of our significant contracts with governmental agencies, our inability to secure new facility management contracts from others or our failure to successfully bid in response to a RFP or RFQ could materially adversely affect our financial condition, results of operation and liquidity. To the extent we have made significant capital expenditures and have short-term contracts with our customers that are not renewed or extended, we may not recover our entire capital investment.

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

If we close a facility, we may remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. We may also be required to incur other expenses with respect to such facilities. The potential losses associated with our inability to cancel leases may result in our keeping open underperforming facilities. As a result, ongoing lease operations at closed or under-performing facilities could impair our results of operations. At December 31, 2009, we had one leased facility, Mesa Verde Community Correctional Facility, for which we did not have an operating contract.

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

Revenues can fluctuate from year to year due to changes in government funding policies, changes in the number of clients referred to our facilities by governmental agencies, the opening of new facilities or the expansion of existing facilities and the termination of contracts for a facility or the closure of a facility. Our revenues fluctuate from quarter to quarter, based on the number of contracted days in each quarter and the number of clients served in our facilities. Because our revenues can vary, we may face short-term funding shortfalls from time to time. In addition, full-year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

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

Several of our facility management contracts provide for fixed management fees or fees that increase by only small amounts during their term. If, due to inflation or other causes, our operating expenses, such as wages and salaries of our employees, and insurance, medical and food costs, increase at rates faster than increases, if any, in our management fees, then our profitability would be adversely affected.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None

ITEM 2.          PROPERTIES

We lease office space for our corporate headquarters in Houston, Texas and a regional administrative office in Pittsburgh, Pennsylvania. We also lease various facilities we are currently operating or developing. For a listing of owned, leased and managed facilities, see “Business - Facilities” in Item 1 of this report.

ITEM 3.          LEGAL PROCEEDINGS

We are party to various legal proceedings, including that noted below. While management presently believes that the ultimate outcome of these proceedings will not have a material adverse effect on our financial position, overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or equitable relief, and could have a material adverse impact on the net income of the period in which the ruling occurs.

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

In December 2008, the parties agreed to a proposed stipulation of settlement and, in July 2009, the Court granted final approval of the settlement.  The settlement amount under the terms of the agreement is $3.3 million.  Cornell’s portion of the stipulated settlement, based on the number of inmates housed at VCDC during the time Cornell operated the facility in comparison to the number of inmates housed at the facility during the time Valencia County operated the facility, is $1.2 million and was funded principally through our general liability and professional liability coverage. The claims administration process is underway and we expect it to be completed in the first half of 2010.

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

Other

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CRN.”  As of February 19, 2010, there were approximately 550 shareholders of record of our common stock. The quarterly high and low closing sales prices for our common stock for fiscal years 2009 and 2008 are shown below.

	High	Low
2008:
First Quarter	$23.01	$16.15
Second Quarter	24.50	20.16
Third Quarter	28.32	22.00
Fourth Quarter	26.00	16.50
2009:
First Quarter	$18.45	$13.73
Second Quarter	20.40	15.86
Third Quarter	22.64	15.74
Fourth Quarter	23.92	20.16

We have never declared or paid cash dividends on our capital stock. We currently intend to retain excess cash flow, if any, for use in the operation and expansion of our business (which could also include the reduction of outstanding borrowings or the repurchase of common stock) and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and is dependent upon, among other factors, our results of operations, financial condition, capital requirements, restrictions, if any, imposed by financing commitments and legal requirements. Our 10.75% Senior Notes, as well as our Amended Credit Facility contain certain restrictions on our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources — Long-Term Credit Facilities” in Item 7 of this report.

We did not purchase any of our common stock in the fourth quarter of 2009.

The following table summarizes as of December 31, 2009 certain information regarding equity compensation to our employees, officers, directors, and other persons under our plans:

Plan Category	(A) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by security holders	427,900	$16.08	1,263,478	(1)
Equity compensation plans not approved by security holders	68,347	$10.83	—
Total	496,247	$15.36	1,263,478

(1)          Includes 115,273 shares issuable pursuant to our Employee Stock Purchase Plan and 57,555 shares issuable pursuant to our 2000 Directors Stock Plan.  Also includes 1,090,650 shares issuable pursuant to our 2006 Incentive Plan.

Equity Compensation Plans Not Approved by Security Holders

Deferred Compensation Plan

We maintain a Deferred Compensation Plan for the purpose of providing deferred compensation for eligible employees and non-employee directors. The Deferred Compensation Plan is a nonqualified plan.

A participant in the Deferred Compensation Plan may defer into an account a percentage of compensation each year up to 75.0% of the employee participant’s compensation and up to 100% of the non-employee director participant’s compensation received from Cornell. In addition, we may make contributions to the Deferred Compensation Plan on behalf of each participant. Compensation deferred by a participant, or contributions made by us on behalf of a participant, will be invested in mutual funds or the common stock of Cornell. Participants are fully vested in their accounts and may elect to receive the amounts credited to their accounts either in a lump sum or in five or ten-year annual installment payments. In the event of a change of control (as defined in the Plan), the amounts in each participant’s account will be paid to the participant in a lump sum.

In conjunction with the approval of the amended and restated 2006 Incentive Plan and amendments to the 2000 Director Stock Plan by the Company’s shareholders in June 2009, the Company agreed not to thereafter issue shares under the Deferred Compensation Plan.

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

2000 Broad-Based Employee Plan

Under our 2000 Plan, we may grant non-qualified stock options to our employees, directors and eligible consultants for up to the greater of 400,000 shares or 4.0% of the aggregate number of shares of common stock issued and outstanding immediately after the grant of any option under the 2000 Plan. However, in conjunction with the approval of the amended and restated 2006 Incentive Plan and the amendments to the 2000 Directors Stock Plan by the Company’s shareholders in

June 2009, the Company agreed not to thereafter grant any additional awards under the 2000 Broad-Based Employee Plan. The 2000 Plan options vest over a period of up to five years and expire ten years from the grant date. The vesting schedule and term are set by the Compensation Committee of the Board of Directors. The exercise price of options issued pursuant to the 2000 Plan could be no less than the market price of our common stock on the date of grant.

Upon notice of an extraordinary transaction (as defined in the 2000 Plan), options granted under the 2000 Plan become fully vested. Upon consummation of the extraordinary transaction, such options, to the extent not previously exercised, automatically terminate.

Performance Graph

The following performance graph compares our cumulative total stockholder return at December 31, 2009 to the Russell 2000 Stock Index and the Company’s peer group, assuming the investment of $100 on January 1, 2005, at closing prices on December 31, 2004 and reinvestment of dividends. The peer group companies are Corrections Corporation of America and The Geo Group, Inc.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 2009

Company Name	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09
Cornell Companies, Inc.	100.00	91.04	120.76	153.63	122.48	145.98
Peer Group	100.00	107.44	173.70	233.48	135.31	191.02
Russell 2000 Index	100.00	104.56	123.75	121.83	80.66	102.59

ITEM 6.          SELECTED FINANCIAL DATA

The following data has been derived from our audited financial statements, including those included in this Form 10-K for the year ended December 31, 2009 and should be read in conjunction with the consolidated financial statements and notes thereto and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31,
	2009	2008	2007	2006 (1)	2005 (2)
	(in thousands, except per share data)
Statements of Operations Data:
Revenues	$412,377	$386,724	$360,604	$360,855	$310,775
Income from operations	69,701	62,197	45,009	44,798	27,866
Income from continuing operations before provision for income taxes, non-controlling interest and discontinued operations	44,528	38,239	20,745	21,728	6,143
Net income	26,573	22,636	11,910	12,580	3,928
Non-controlling interest	1,947	445	—	—	—
Discontinued operations, net of tax	—	—	—	(707)	(3,622)
Income available to Cornell Companies, Inc.	24,626	22,191	11,910	11,873	306

Earnings per share:
Basic
Income from continuing operations	$1.65	$1.51	$.82	$.83	$.29
Discontinued operations, net of tax	—	—	—	(.05)	(.27)
Net income	$1.65	$1.51	$.82	$.78	$.02

Diluted
Income from continuing operations	$1.64	$1.49	$.82	$.83	$.29
Discontinued operations, net of tax	—	—	—	(.05)	(.27)
Net income	$1.64	$1.49	$.82	$.78	$.02

Number of shares used to compute EPS:
Basic	14,881	14,701	14,452	14,003	13,692
Diluted	14,986	14,847	14,611	14,072	13,787

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except occupancy data)
Operating Data:

Residential:
Service capacity (3) (8)	19,284	17,592	15,634	14,659	14,682
Contracted beds in operation (end of period) (4) (8)	17,663	16,821	14,211	13,492	11,929
Average contract occupancy on contracted beds in operation (5) (6) (8)	91.1%	92.0%	99.6%	97.5%	96.0%
Average contract occupancy excluding start-up operations (5) (6) (8)	91.4%	92.0%	99.6%	97.5%	100.4%
Non-Residential:
Service capacity (7) (8)	2,108	2,353	2,953	3,921	4,792

Balance Sheet Data:
Working capital	$64,575	$45,205	$47,757	$75,078	$57,286
Total assets	650,565	636,921	562,287	523,533	510,628
Long-term debt, net of current portion	289,841	308,070	275,298	255,471	266,659
Equity	258,738	228,167	200,449	181,564	165,461

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

(3)                    Residential service capacity is comprised of the number of beds currently available for service in our residential facilities.

(4)                    At certain residential facilities, the contracted capacity is lower than the facility’s service capacity. We could increase a facility’s contracted capacity by obtaining additional contracts or by renegotiating existing contracts to increase the number of beds covered. However, we may not be able to obtain contracts that provide occupancy levels at a facility’s service capacity or be able to maintain current contracted capacities in future periods.

(5)                    Occupancy percentages reflect less than normalized occupancy during the start-up phase of any applicable facility, resulting in a lower average occupancy in periods when we have substantial start-up activities.

(6)                    Average contract occupancy percentages are calculated based on actual occupancy for the period as a percentage of the contracted capacity for residential facilities in operation. These percentages do not reflect the operations of non-residential community-based programs. At certain residential facilities, our contracted capacity is lower than the facility’s service capacity. Additionally, certain facilities have and are currently operating above the contracted capacity. As a result, average contract occupancy percentages can exceed 100% if the average actual occupancy exceeded contracted capacity.

(7)                    Service capacity for non-residential programs is based on either contractual terms or an estimate of the number of clients to be served. We update these estimates at least annually based on the program’s budget and other factors.

(8)                    Data presented excludes discontinued operating facilities.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Cornell is a leading provider of correctional, detention, educational, rehabilitation and treatment services outsourced by federal, state and local government agencies. We provide a diversified portfolio of services for adults and juveniles through our three operating divisions: (1) Adult Secure Services; (2) Abraxas Youth and Family Services; and (3) Adult Community-Based Services. At December 31, 2009, we operated 64 facilities with a total service capacity of 20,555 and had four facilities with a service capacity of 837 beds that were vacant. Our facilities are located in 15 states and the District of Columbia.

The following table (which excludes data related to discontinued operating facilities) sets forth for the periods indicated total residential service capacity and contracted beds in operation at the end of the periods shown, average contract occupancy percentages and total non-residential service capacity.

	Year Ended December 31,
	2009	2008	2007
Residential
Service capacity (1)	19,284	17,592	15,634
Contracted beds in operation (end of period) (2)	17,663	16,821	14,211
Average contract occupancy based on contracted beds in operation (3) (4)	91.1%	92.0%	99.6%
Average contract occupancy excluding start-up operations (3) (4)	91.4%	92.0%	99.6%
Non-Residential
Service capacity (5)	2,108	2,353	2,953

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

Our operating results for 2009 were impacted by a few significant events.  We completed the 700 bed expansion at D. Ray James Prison at the beginning of April 2009 and completed construction during the fourth quarter of 2009 of a new 1,250 bed facility in Hudson, Colorado.  We began receiving inmates under a contract with the Alaska Department of Corrections (“AKDOC”) at the Hudson Correctional Facility in late November 2009. Our 2008 results of operations were positively affected by a $1.5 million contract-based revenue adjustment recorded in March 2008 related to the Regional Correctional Center and a $1.55 million legal settlement (against which we incurred approximately $0.2 million in expenses in 2008) we received relating to a lawsuit we had brought against certain parties with regard to the operation of the Cornell Abraxas Academy facility. During 2008, we also completed and activated expansions at several facilities including the D. Ray James Prison (300 beds in February 2008), the Great Plains Correctional Facility (1,100 beds in September 2008) and the Walnut Grove Youth Correctional Facility (500 beds in September 2008).

Although we believe we will continue to see steady demand across our various business segments and our customer base (federal, state and local) in 2010, we are monitoring the declining economic trends (which began in 2008) and the related impact on government budget plans and the effect tightened spending plans could have on our business (with respect to possible areas including utilization, per diem rates, etc). We expect key areas of focus for our performance in 2010 to include the transition of the customer at our D. Ray James Prison from the Georgia Department of Corrections to the Federal Bureau of

Prisons (by the fourth quarter of 2010). This will include the ramp-down of the current population, preparation of the facility for the new customer and subsequent ramp-up of the BOP population. We also intend to focus on the options for our Great Plains Correctional Facility, including the continued utilization by the Arizona Department of Corrections of the facility or the potential utilization by other customers. We also plan to remain focused on our operating margins, on increasing utilization (particularly in the Abraxas division and in our Adult Secure facilities) and improving customer mix as we believe those initiatives are key elements of our financial performance.

Management Overview

Demand.  Our business is driven generally by demand for incarceration or treatment services, and specifically by demand for private incarceration or treatment services, within our three primary business segments: Adult Secure Services; Abraxas Youth and Family Services; and Adult Community-Based Services. The demand for adult and juvenile corrections and treatment services has generally increased at a steady rate over the past ten years, largely as a result of increasing sentence terms and/or mandatory sentences for criminals as well as a greater range of criminal acts, increasing demand for incarceration of illegal aliens and a public recognition of the need to provide services to juveniles that will increase the possibility that they will lead productive lives. Moreover, demand for our services is also affected by the amount of available capacity in the government systems to enable governments to provide the services themselves, as well as desire and ability of these systems to add additional capacity. In addition, the balance between community-based corrections treatment of adults as an alternative to traditional incarceration continues to be analyzed by many political and societal parties.  Among other things, we monitor federal, state and industry communications and statistics relative to trends in prison populations, juvenile justice statistics and initiatives, and developments in alternatives to traditional incarceration or detention of adults for opportunities to expand our scope or delivery of services.

The federal government contracts with private providers for the incarceration of adults, whether they are serving prison sentences, detained as illegal aliens, detained in anticipation of pending judicial administration or transitioning from prison to society.  Chief among the federal agencies which use private providers are the BOP, U.S. Immigration and Customs Enforcement (“ICE”) and USMS. We provide adult secure and adult community-based services to the federal government. Most of the federal involvement in juvenile administration in the federal system is handled via Medicare and Medicaid assistance to state governments. Although there are circumstances in which we may contract with a federal agency on a sole source basis, the primary means by which we secure a contract with a federal agency is through the RFP bidding process.  From time to time, we contract to provide management services to a local governmental unit who then bids on a federal contract.

States and smaller governmental units remain divided on the issue of private prisons and private provision of juvenile and community-based programs, although a majority of states permit private provision for our services.  We anticipate that increasing budget pressure on states and smaller governmental units may cause more states and smaller governmental units to consider utilizing private providers such as us to provide these services on a more economical basis. We believe capital budget constraints of prison agencies may encourage them to continue to explore outsourcing to private operators as an alternative to deploying their own capital for prison construction or major refurbishment. Although it varies from governmental unit to governmental unit, the primary political forces who typically oppose privatization of prisons are organized labor and religious groups.

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

Performance.  We track a number of factors as we monitor financial performance.  Chief among them are:

•        capacity (the number of beds within each business segment’s facilities),

•        occupancy (utilization),

•        per diem reimbursement rates,

•        revenues,

•        operating margins, and

•        operating expenses.

Capacity.  Capacity, commonly expressed in terms of number of beds, is primarily impacted by the number and size of the facilities we own or lease and the facilities we operate on behalf of a third party owner or lessee.  We view capacity as one of the measures of our development efforts, through which we may increase capacity by adding new projects or by expanding existing projects (as we have done in 2007 through 2009 at several of our facilities including Great Plains Correctional Facility, D. Ray James Prison and the Hudson Correctional Facility).  As part of the evaluation of our development efforts, we assess (a) whether a given development project was brought into service in accordance with our expectation as to time and expense; and (b) the number of projects in development or under consideration at the relevant point in time.  In addition to the focus on new projects, capacity will reflect our success in renewing and maintaining existing contracts and facilities.  It will also reflect any closure of programs or facilities due to underutilization or failure to earn an adequate risk-adjusted rate of return.  We must also be cognizant of the possibility that state or local budgetary limitations may cause the contractual commitment to a given facility to be reduced or even eliminated, which would require us to either secure an alternate customer or close the operation.

Occupancy.  Occupancy is typically expressed in terms of percentage of contract capacity utilized.  We look at occupancy to assess the efficacy of both our efforts to market our facilities and our efforts to retain existing customers or contracts.  Because revenue varies directly with occupancy, occupancy is a driver of our revenues. Our industry experiences significant economies of scale, whereby as occupancy rises, operating costs per resident decline. Some of our contracts are “take-or-pay,” meaning that the agency making use of the facility is obligated to pay for beds even though they are not used.  Historically, occupancy percentages in many of our facilities have been high and we are mindful of the need to maintain such occupancy levels.  As new development projects are brought into service, occupancy percentages may decline until the projects reach full utilization (as, for example, with the activations of the 1,100 bed expansion at Great Plains Correctional Facility during the fourth quarter of 2008, the 700 bed expansion at D. Ray James Prison during the second quarter of 2009 and the 1,250 bed Hudson Correctional Facility during the fourth quarter of 2009). Where we have commitments for utilization before the commencement of operations, occupancy percentages reflect the speed at which a facility achieves full service/implementation. However, we may decide to undertake development projects without written commitments to make full use of a facility. In these instances, we have performed our own assessment, based on discussions with local government or other potential customer representatives and analysis of other factors, of the demand for services at the facility.  There is no assurance that we would recover our initial investment in these projects.  We will monitor occupancy as a measure of the accuracy of our estimation of the demand for the services of a development facility, and will incorporate this information in future assessments of potential projects. In addition, the ramp phase for our youth facilities is typically longer than that experienced in our adult facilities, which will impact our occupancy in the Abraxas Youth and Family Services division in a given period.

Per Diem Reimbursement Rates.  Per diem reimbursement rates are another key element of our gross revenue and operating margin since per diem contracts represent a majority of our revenues (61.0% for the year ended December 31, 2009).  Per diem rates are a function of negotiation between management and a governmental unit at the inception of a contract or through the bidding process.  Actual per diem rates vary dramatically across our business segments, and within each business segment depending upon the particular service or program provided. The initial per diem rates often change during the term of a contract in accordance with a schedule.  The amount of the change can be a fixed amount set forth within the contract, an amount determined by formulas set forth within the contract or an amount determined by negotiations between management and the governmental unit (often these negotiations are along the same lines as the original per diem negotiation — a review of expenses and approval of an amount to recompense for expenses and assure the potential of an operating profit).  In recent years, as budgetary pressures on governmental units have increased, some of our customers have negotiated relief from formulaic increase provisions within their agreements or have declined to include in their appropriation legislation amounts that would increase the per diem rates payable under the contract. Based on the economic turmoil which began in the second half of 2008 and continued throughout 2009, we are expecting such pressures to continue in 2010 for many of our customers. In similar prior situations we have attempted to mitigate the impact of these developments by negotiating services provided, obtaining commitments for increased volume and other measures. Customers may choose to reduce per diem rates through the reduction of contract services we may provide. We may also choose to consider terminating an existing relationship at a given facility and replacing it with a new customer (as was done with the Great Plains Correctional Facility in 2007 and as we intend to do with the D. Ray James Prison in 2010).

Revenues.  We derive substantially all of our revenues from providing adult corrections and treatment and juvenile justice, educational and treatment services outsourced by federal, state and local government agencies in the United States. Revenues for our services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis or on a cost-plus reimbursement basis. For the year ended December 31, 2009, our revenue base consisted of 61.0% for services provided under per diem contracts, 33.7% for services provided under take-or-pay and management contracts, 3.3% for services provided under cost-plus reimbursement contracts, 1.8% for services provided under fee-for-service contracts and 0.2% from other miscellaneous sources.  For the year ended December 31, 2008, our revenue base consisted of 54.0% for services provided under per diem contracts, 40.0% for services provided under take-or-pay and management contracts, 3.8% for services provided under cost-plus reimbursement contracts, 2.0% for services provided under fee-for-service contracts and 0.2% from other miscellaneous sources.  The increase in revenues in 2009 provided under per diem contracts (and the corresponding decrease in revenues provided under take-or-pay and management contracts) primarily reflects the transition of our contract at the Great Plains Correctional Facility with the Arizona Department of Corrections from a take-or-pay contract to a per diem contract upon the activation (and subsequent ramp in the fourth quarter of 2008) of its 1,100 bed expansion. We also initiated our per diem contract with the Alaska Department of Corrections at our Hudson Correctional Facility in November 2009. In addition, we also terminated several management contracts in 2008 (including the Salt Lake Valley Detention Center and the Lincoln County Detention Center in September 2008 and February 2008, respectively).

Revenues can fluctuate from year to year due to changes in government funding policies, changes in the number or types of clients referred to our facilities by governmental agencies, changes in the types of services delivered to our customers, the opening of new facilities or the expansion of existing facilities and the termination of contracts for a facility or the closure of a facility.

Factors considered in determining billing rates to charge include: (1) the programs specified by the contract and the related staffing levels and support costs; (2) wage levels customary in the respective geographic areas; (3) whether the proposed facility is to be leased or purchased; and (4) the anticipated average occupancy levels that could reasonably be expected to be maintained and the duration of time required to reach such occupancy levels.

Revenues-Adult Secure Services.  Revenues for our Adult Secure Services division are primarily generated from per diem, take-or-pay and management contracts.  For the years ended December 31, 2009, 2008 and 2007, we realized average per diem rates on our adult secure facilities of approximately $54.53, $54.07 and $54.69, respectively. The 2008 average per diem rate benefited from a contract-based revenue adjustment for the contract year ended March 2008 in the amount of approximately $1.5 million at the RCC. We periodically have experienced pressure from contracting governmental agencies to limit or even reduce per diem rates. Many of these governmental entities are under severe budget pressures and we anticipate that governmental agencies may periodically approach us about per diem rate concessions (or decline to provide funding for contractual rate increases).  Decreases in, or the lack of anticipated increases in, per diem rates could adversely impact our operating margin.

Revenues-Abraxas Youth and Family Services.  Revenues for our Abraxas Youth and Family Services division are primarily generated from per diem, fee-for-service and cost-plus reimbursement contracts.  For the years ended December 31, 2009, 2008 and 2007, we realized average per diem rates on our residential Abraxas Youth and Family Services facilities of approximately $197.98, $192.15 and $174.93, respectively. The increase in the average per diem rate for 2008 (as continued in 2009) reflects the continued ramp-up of the Cornell Abraxas Academy (reactivated in the fourth quarter of 2006), the reactivation of the Hector Garza Residential Treatment Center in August 2007, as well as changes in the mix of services provided and customers served at our other facilities.  For the years ended December 31, 2009, 2008 and 2007, we realized average fee-for-service rates for our non-residential community-based Abraxas Youth and Family Services facilities and programs, including rates that are limited by Medicaid and other private insurance providers, of approximately $44.65, $48.28 and $44.35, respectively. The changes in the average fee-for-service rates are due to changes in the mix of services provided at our non-residential facilities. The majority of our Abraxas Youth and Family Services contracts renew annually.

Revenues-Adult Community-Based Services.  Revenues for our Adult Community-Based Services division are primarily generated from per diem and fee-for-service contracts. For the years ended December 31, 2009, 2008 and 2007, we realized average per diem rates on our residential adult community-based facilities of approximately $66.94, $68.47 and $62.91, respectively. For the years ended December 31, 2009, 2008 and 2007, we realized average fee-for-service rates on our non-residential Adult Community-Based Services facilities and programs of approximately $11.50, $11.00 and $13.70, respectively.  Our average fee-for-service rates fluctuate from year to year principally due to changes in the mix of services provided by our various Adult Community-Based Services programs and facilities.

Operating Margins.  We have historically experienced higher operating margins in our Adult Secure Services and Adult Community-Based Services divisions as compared to our Abraxas Youth and Family Services division. Our operating margin, in a given period, will be impacted by both utilization at active facilities as well as by those facilities which may either be dormant or have been reactivated during the period. As previously discussed, we have reactivated several facilities, including the Cornell Abraxas Academy and the Hector Garza Residential Treatment Center in 2006 and 2007, respectively. We have also expanded several of our Adult Secure facilities (D. Ray James Prison, Great Plains Correctional Facility and Walnut Grove Youth Correctional Facility, for example), which provides the opportunity to leverage existing infrastructure. Additionally, our operating margins within a division can vary from facility to facility based on whether a facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the mix of services provided, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract and our ability to increase a facility’s contract revenue. Under take-or-pay contracts, such as the contract at the Moshannon Valley Correctional Center, operating margins are typically higher during the early stages of the contract as the facility’s population ramps up (as revenues are received at contract percentages regardless of actual occupancy). As the variable costs (primarily resident-related and certain facility costs) increase with the growth in population, operating margins will generally decline to a stabilized level. Following its activation in April 2006, we experienced such operating margin impact pertaining to the Moshannon Valley Correctional Center in the third and fourth quarters of 2006. Such an impact would also be anticipated at our D. Ray James Prison upon the activation of its transition to the BOP in the fourth quarter of 2010 (see — “Significant 2009-2010 Events”). A decline in occupancy at our Abraxas Youth and Family Services facilities and programs can have a more significant impact on operating margins than our Adult Secure Services division due to the longer periods typically required to ramp resident population at a youth facility.

We have experienced and expect to continue to experience interim period operating margin fluctuations due to factors such as the number of calendar days in the period, higher payroll taxes (generally in the first half of the year) and salary and wage increases and insurance cost increases that are incurred prior to certain contract rate increases. Periodically, many of the governmental agencies with whom we contract may experience budgetary pressures and may approach us to limit or reduce per diem rates (including contractual price increases as well). We anticipate such customer behavior may occur in 2010. Decreases in, or the lack of anticipated increases in, per diem rates could adversely impact our operating margin. Additionally, a decrease in per diem rates without a corresponding decrease in operating expenses could also adversely impact our operating margin. Furthermore, our margins may be negatively impacted during a customer transition at a facility due to the required population ramp patterns and timing as we change customers.

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

We are responsible for all facility operating costs, except for certain debt service and interest or lease payments for facilities where we have a management contract only. At these facilities, the facility owner is responsible for all debt service and interest or lease payments related to the facility. We are responsible for all other operating expenses at these facilities. We operated 11 facilities under management contracts at December 31, 2009, 14 facilities at December 31, 2008 and 15 facilities at December 31, 2007. Included in the 11 facilities under management contracts at December 31, 2009 were the Walnut Grove Youth Correctional Facility and the eight Los Angeles County Jails, which represented 1,714 beds of service capacity, and approximately 96.5% of the total residential service capacity of our management contracts.

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

We incur pre-opening and start-up expenses including payroll, benefits, training and other operating costs prior to opening a new or expanded facility (including customer transitions) and during the period of operation while occupancy is ramping up. These costs vary by contract (and the pace/scale of the activation and related population ramp). We incurred such costs at our Hudson Correctional Facility in conjunction with its activation during the fourth quarter of 2009 and would also expect to incur similar costs in conjunction with the planned customer transition at our D. Ray James Prison in the second half of 2010. Since pre-opening and start-up costs are generally factored into the revenue per diem rate that is charged to the contracting agency, we typically expect to recover these upfront costs over the life of the contract. Because occupancy rates during a facility’s start-up phase typically result in capacity under-utilization for at least 90 to 180 days, we may incur additional post-opening start-up costs. We do not anticipate post-opening start-up costs at any adult secure facilities operated under any future contracts with the BOP which are take-or-pay contracts, meaning that the BOP will generally pay at least 80.0% of the contractual monthly revenue once the facility opens, regardless of actual occupancy.

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

Significant 2009-2010 Events

D. Ray James Prison

In August 2007, we announced that we were initiating a second expansion of the D. Ray James Prison.  This expansion project increased the facility’s service capacity by an additional 700 beds for a total service capacity of approximately 2,800 beds.  This expansion project, with a cost of approximately $36.6 million, began in the first quarter of 2008 and was completed in the second quarter of 2009.  In January 2010, we received a contract award from the BOP to house up to 2,507 low-security adult males at the facility. The contract has an anticipated effective date of October 1, 2010 and has an initial four-year term with three two-year option periods. We anticipate we will spend between $5.0 million to $10.0 million prior to the effective date of the BOP contract in order to prepare the facility for the BOP inmates. In conjunction with the preparations for the BOP population during 2010, we will be transitioning from the Georgia Department of Corrections’ inmates currently housed at this facility.

Hudson, Colorado

In August 2008, we entered into an agreement pursuant to which we will lease a new 1,250 bed adult secure facility in Hudson, Colorado.  The facility is owned by a third party and was built on land we sold to the third party.  We retained approximately 270 acres out of the original 320 acres we acquired in 2007.  Construction of the facility began in the third quarter of 2008 and was completed in early November 2009.  We have a contract with the AKDOC to house up to 1,000 state prisoners at the facility.  The contract became effective September 16, 2009 and has an initial term through June 30, 2012, with annual renewal options for the period July 1, 2012 through October 31, 2019.  Under the contract, the AKDOC will house up to 1,000 adult male inmates at the facility, with an agreed-upon 800 bed guarantee.  The intake of approximately 800 inmates began in late November 2009 and was completed by December 2009.

California Facilities

In October 2009, we were notified by the California Department of Corrections and Rehabilitation (“CDCR”) that they were terminating their contracts at our two small California male community correctional facilities (Baker Community Correctional Facility and Mesa Verde Community Correctional Facility) which represent a combined 622 beds of service capacity. We are considering potential alternate customers for these facilities, but we can make no assurances as to who the customer will be or what the possible timing might be.

Texas Adolescent Treatment Center

During the fourth quarter of 2009, we transitioned the population from this facility to our Hector Garza Residential Treatment Center (both of which are located in San Antonio, Texas). In December 2009, we entered into a contract to sell the facility at a price slightly above our carrying cost. We currently anticipate the transaction will close during the second quarter of 2010.

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

Cash Flows From Operations. Cash provided by operations was approximately $51.9 million for the year ended December 31, 2009 compared to $59.0 million for the year ended December 31, 2008.  The decrease from the prior period was principally due to (1) a decrease in accounts payable and accrued liabilities in the year ended December 31, 2009 due to the timing and amount of vendor payments, as partially offset by (2) an increase of approximately $3.9 million in net income in the year ended December 31, 2009, and (3) a decrease in accounts receivable-trade due to the timing of receipt of customer payments (refer to “Management’s Discussion and Analysis of Operations - Liquidity and Capital Resources - Future Liquidity” for more information concerning this activity).

Cash Flows From Investing Activities.  Cash used in investing activities was approximately $22.0 million for the year ended December 31, 2009 due to (1) capital expenditures of $22.3 million primarily related to the 700 bed expansion at the D. Ray James Prison completed in the second quarter of 2009 and furniture and equipment at the Hudson Correctional Facility and (2) net payments to the bond fund payment account of approximately $2.4 million.  Additionally, we had proceeds from insurance recoveries (related to the Reid Community Residential Facility) of approximately $2.7 million. Cash used in investing activities was approximately $81.7 million for the year ended December 31, 2008 due to (1) capital expenditures of $79.9 million related primarily to the facility expansion projects at the Great Plains Correctional Facility and the D. Ray James Prison, (2) net payments to the bond fund payment account of approximately $2.9 million, (3) proceeds from the sale of property and equipment of $0.8 million and (4) sales of investment securities of $0.3 million.

Cash Flows From Financing Activities.  Cash used in financing activities was approximately $16.8 million for the year ended December 31, 2009 due primarily to (1) payments of MCF bonds of $12.4 million and (2) net payments on our Amended Credit Facility of $5.0 million.  Additionally, we had net proceeds from the exercise of stock options and employee purchase plan contributions of approximately $0.6 million. Cash provided by financing activities was approximately $34.3 million for the year ended December 31, 2008 due to (1) net borrowings on our Amended Credit Facility of $45.0 million (primarily related to facility expansions) and (2) proceeds from the exercise of stock options of $0.6 million, partially offset by payments on MCF bonds of $11.4 million.

Long-Term Credit Facilities.  Our Amended Credit Facility provides for borrowings up to $100.0 million (including letters of credit) and matures in December 2011. At our election, outstanding borrowings bear interest at either the LIBOR rate plus a margin ranging from 1.50% to 2.25%, or a rate which ranges from 0.00% to 0.75% above the applicable prime rate. The applicable margins are subject to adjustments based on our total leverage ratio. The available commitment under our Amended Credit Facility was approximately $17.9 million at December 31, 2009.  We had outstanding borrowings under our Amended Credit Facility of $70.0 million and we had outstanding letters of credit of approximately $12.1 million at December 31, 2009.  Subject to certain requirements, we have the right to increase the commitments under our Amended Credit Facility up to $150.0 million, although the indenture for our Senior Notes limits our ability, subject to certain conditions, to expand the Amended Credit Facility beyond $100.0 million.  We can provide no assurance that all of the banks that have made commitments to us under our Amended Credit Facility would be willing to participate in an expansion to the Amended Credit Facility should we desire to do so.  The Amended Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. The Amended Credit Facility is not collateralized by the assets of Municipal Corrections Finance, LP, a special purpose entity (“MCF”).

Our Amended Credit Facility contains financial and other restrictive covenants that limit our ability to engage in certain activities.  Our ability to borrow under the Amended Credit Facility is subject to compliance with certain financial covenants, including bank leverage, total leverage and fixed charge coverage ratios.  At December 31, 2009, we were in compliance with all such covenants.  Our Amended Credit Facility includes other restrictions that, among other things, limit our ability to: incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make investments, restricted payments and asset dispositions; enter into transactions with affiliates; and engage in sale/leaseback transactions.

MCF is obligated for the outstanding balance of its 8.47% Taxable Revenue Bonds, Series 2001.  The bonds bear interest at a rate of 8.47% per annum and are payable in semi-annual installments of interest and annual installments of principal.  All unpaid principal and accrued interest on the bonds is due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents.

The bonds are limited, nonrecourse obligations of MCF and collateralized by the property and equipment, bond reserves, assignment of subleases and substantially all assets related to the facilities included in the 2001 Sale and Leaseback Transaction (in which we sold eleven facilities (as identified in Item 1 - Facilities of this report) to MCF).  The bonds are not guaranteed by Cornell.

In June 2004, we issued $112.0 million in principal of 10.75% Senior Notes (the “Senior Notes”) due July 1, 2012.  The Senior Notes are unsecured senior indebtedness and are guaranteed by all of our existing and future subsidiaries (collectively, “the Guarantors”).  The Senior Notes are not guaranteed by MCF (the “Non-Guarantor”).  Interest on the Senior Notes is payable semi-annually on January 1 and July 1 of each year, commencing January 1, 2005.  On or after July 1, 2008, we were able to redeem all or a portion of the Senior Notes at the redemption prices (expressed as a percentage of the principal amount) listed below, plus accrued and unpaid interest, if any, on the Senior Notes redeemed, to the applicable date of redemption, if redeemed during the 12-month period commencing on July 1 of each of the remaining years indicated below:

Year	Percentages

2009	102.688%
2010 and thereafter	100.000%

As the Senior Notes are redeemable at our option (subject to the requirements noted) we anticipate we will monitor the capital markets and continue to assess our capital needs and our capital structure, including a potential refinancing of the Senior Notes.

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

We expect to use existing cash balances, internally generated cash flows and borrowings from our Amended Credit Facility to fulfill anticipated obligations such as capital expenditures, working-capital needs and scheduled debt maturities over at least the next twelve months. As of December 31, 2009 we have approximately $17.9 million of available capacity under our Amended Credit Facility. We will continue to analyze our capital structure, including a potential refinancing of our Senior Notes and financing for our expected future capital expenditures, including any potential acquisitions. We will consider potential acquisitions from time to time. Our principal focus for acquisitions is anticipated to be in our Adult Secure Services and Adult Community-Based Services divisions, although we would also pursue attractively priced acquisitions in our Abraxas Youth and Family Services division. We may decide to use internally generated funds, bank financing, equity issuances, debt issuances or a combination of any of the foregoing to finance our future capital needs. We may also seek, from time to time, to retire or purchase some of our common stock and/or outstanding debt through open market purchases, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  In July 2009, our Board of Directors authorized a stock repurchase program which provides for up to $10.0 million in purchases through December 2010.  In September 2009, we adopted a 10b5-1 Plan to facilitate purchases of our common stock pursuant to such stock repurchase plan.  The Company may also repurchase our common stock in open market purchases.  At December 31, 2009 we believe we have sufficient liquidity necessary to complete those projects (including the facility modifications to be performed in association with the contract transition preparation at D. Ray James Prison) for which we have outstanding commitments.

Our internally generated cash flow is directly related to our business. Should the private corrections and juvenile businesses deteriorate, or should we experience poor results in our operations, cash flow from operations may be reduced. We have, however, continued to generate positive cash flow from operating activities over recent years and expect that cash flow will continue to be positive over the next year. Our access to debt and equity markets may be reduced or closed to us due to a variety of events, including, among others, industry conditions, general economic conditions, market conditions, credit rating agency downgrades of our debt and/or market perceptions of us and our industry. The volatility seen in the financial markets beginning in the third quarter of 2008 has continued throughout 2009 and is expected to be present (at some level) for the near term. Such volatility could result in decreased availability of capital at economical terms (or at various times) and could also put additional financial and budgetary pressure on our customers. Such conditions could potentially result in our inability to pursue additional future growth opportunities (such as facility expansions or new facility construction) and, if coupled with unexpected client, operational or other issues affecting our cash flow, in a need to seek additional financing at terms we would otherwise not accept.

In addition, our accounts receivable are with federal, state, county and local government agencies, which we believe generally reduces our credit risk.  However, it is possible that situations such as continuing budget resolutions, delayed passage of budgets or budget pressures may increase the length of repayment of certain of these receivables. For example, during 2009 the State of California notified vendors providing services to the state that it would temporarily issue IOU’s. We received IOU’s from the State of California which were subsequently paid in full during the third quarter of 2009. We do not currently hold any IOU’s from the State of California. In addition, delays in the passage of budgets (such as experienced in the State of Pennsylvania in 2009) may lead to temporary delays in the repayment of our receivables from operations in such states. This would lead to a temporary increase in our receivables, as evidenced by the increase in our accounts receivable-trade in the third quarter of 2009. As the State of Pennsylvania did not pass a fiscal 2010 budget until mid-October 2009, the majority of the cities and counties in Pennsylvania chose to defer their payments (during the state budget impasse present through the third quarter of 2009) until the state budget had been adopted. Subsequent to the passage of the state’s fiscal 2010 budget, our various Pennsylvania customers returned to their historic payment patterns. While we will closely monitor such situations, we do not currently expect this to have a significant negative impact on the repayment of our receivables related to our facilities in such locations.

Contractual Uncertainties Related to Certain Facilities

Regional Correctional Center.  The Office of Federal Detention Trustee (“OFDT”) holds the contract for the use of the RCC on behalf of ICE, USMS and the BOP with Bernalillo County, New Mexico (the “County”) through an intergovernmental services agreement, and we have an operating and management agreement with the County.  In July 2007, we were notified by ICE that it was removing all ICE detainees from the RCC and the removal was completed in early August 2007.  The facility is still being utilized by the USMS and since May 2008 by the BOP, but not at its full capacity.  In February 2008, ICE informed us that it would not resume use of the facility.  In February 2008, OFDT attempted to unilaterally amend its agreement with the County to reduce the number of minimum annual guaranteed mandays under the agreement from 182,500 to 66,300.  Neither we nor the County believe OFDT has the right to unilaterally amend the contract in this manner, and OFDT has been informed of our position. Although either party to the intergovernmental services agreement has the right to terminate upon 180 days notice, neither party has exercised such right as of December 31, 2009.  During the third quarter of 2009, we filed a claim against the United States, acting through the United States Department of Justice, OFDT and ICE (collectively, “Defendants”) for breach of contract and breach of the duty of good faith and fair dealing, arising out of the Defendants’ improper modification of the intergovernmental services agreement (the “Contract”) and subsequent failure to pay for the shortfalls in the 2007-2008 and 2008-2009 minimum annual guaranteed mandays specified in the Contract.

There is a pending lawsuit against the County concerning the County jail system, know as the “McClendon” case.  In 1994, plaintiffs sued the County in federal district court in the District of New Mexico over conditions at the county jail, which was then located at what is now the RCC and run by the Company.  The County subsequently built their new Metropolitan Detention Center to house the County inmates and also negotiated two stipulated agreements in 2004 designed to end the McClendon lawsuit.  These stipulated settlements covered the Metropolitan Detention Facility and were approved by the Court in 2005 (the “2005 settlement agreements”).

In March 2009, the Federal Judge presiding over the case issued an Order based on motions filed by Plaintiffs class counsel asking the Judge to reform the 2005 settlement agreements to allow for access to the RCC.  In those motions, the Plaintiffs also requested alternative relief in the form of withdrawal of the Court’s approval of the 2005 settlement agreements.  Based on our interpretation of the Order, the Judge denied Plaintiffs’ request for access to the RCC, granted the alternative relief requested, withdrew her approval of the 2005 settlement agreements and granted the option to Plaintiffs to rescind their 2005 settlement agreements.  The Plaintiffs chose to rescind the 2005 settlement agreements.  In the Order, the Judge concluded that the RCC, at least to the extent it is used to house detainees by Bernalillo County pursuant to the intergovernmental services agreement, is part of the county jail system.  The County has informed us that it does not believe McClendon should apply to the RCC and the County has filed an appeal of the Order to the U.S. Court of Appeals for the Tenth Circuit.  We are not party to this lawsuit and the ramifications of the Court’s Order to our operation of the RCC are unclear.

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

Revenues for this facility were approximately $14.2 million for the year ended December 31, 2009 and approximately $9.9 million (including a $1.5 million contract-based revenue adjustment for the contract year ended March 2008 due to the OFDT’s shortfall of mandays usage as compared to the annual guarantee) for the year ended December 31, 2008. The net carrying value of the leasehold improvements for this facility was approximately $0.6 million and $1.1 million at December 31, 2009 and 2008, respectively. Our lease for this facility requires monthly rent payments of approximately $0.13 million for the remaining term of the lease (which was extended through June 2010). To date, although we have several federal agencies using the RCC, the facility still has available capacity.  Our inability to expand the existing population with current or new customers or any disruption of our operations due to activity in the McClendon case could have an adverse effect on our financial condition, results of operations and cash flows.  We believe there has been no impairment to the carrying value of the leasehold improvements at this facility.

California Facilities. In October 2009, we were notified by the CDCR that they were terminating our contracts at our two small California male community correctional facilities (Baker Community Correctional Facility (“Baker”) and Mesa Verde Community Correctional Facility (“Mesa”)) which represent a combined 622 beds of service capacity.

Revenues for Baker were approximately $3.9 million and $5.1 million for the years ended December 31, 2009 and 2008, respectively. The net carrying value of this owned facility was approximately $2.8 million and $2.7 million at December 31, 2009 and 2008, respectively. We are considering potential alternate customers for this facility, but we can make no assurances as to who the customer will be or what the possible timing might be. We believe that there has been no impairment to the carrying value of this facility.

Revenues for Mesa were $5.7 million and $7.0 million for the years ended December 31, 2009 and 2008, respectively. The net carrying value of the leasehold improvements for this facility was approximately $0.6 million at December 31, 2009 and 2008. Our lease for this facility requires monthly rent payments ranging from approximately $0.14 million to $0.16 million over the remaining term of the lease through June 2015. We are considering potential alternate customers for this facility, but we can make no assurances as to who the customer will be (or what the possible timing might be). We believe that there has been no impairment to the carrying value of the leasehold improvements at this facility.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with authoritative guidance requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. We analyze our estimates based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. However, actual results could differ from such estimates. The following is a discussion of our critical accounting estimates. Management considers an accounting estimate to be critical if:

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

Accounts Receivable and Related Allowance for Doubtful Accounts

We extend credit to the governmental agencies contracted with and other parties in the normal course of business.  We regularly review our outstanding receivables and historical collection experience and provide for estimated losses through an allowance for doubtful accounts. In evaluating the adequacy of our allowance for doubtful accounts, we make judgments regarding our customers’ ability to make required payments, economic events and other factors.  As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may occur. If, after reasonable collection efforts have been made, a receivable is determined to be uncollectible, it is written off.

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

Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require that we make certain estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. We evaluate our estimates on an on-going basis, based on historical experience and on various other assumptions that we believe to be reasonable based on the information available. Actual results could differ from these estimates under different assumptions or conditions. The significant estimates that we make in the accompanying consolidated financial statements include the allowance for doubtful accounts, accruals for insurance and legal claims, valuation allowance for deferred tax accounts, the realizability of long-lived tangible and intangible assets and the fair value of financial instruments.

Accounting for Long-Lived Assets

We review our long-lived assets (including our facilities at a facility-by-facility level) for impairment at least annually or when changes in circumstances or a triggering event indicates that the carrying amount of the asset may not be recoverable. Authoritative guidance requires that long-lived assets to be held and used recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable from its estimated future undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and the fair value of the asset. Assets to be disposed of by sale are recorded at the lower of their carrying amount or fair value less estimated selling costs. We estimate projections of undiscounted cash flows, and also fair value, based upon the best information available, which may include expected future discounted cash flows to be produced by the asset and/or available market prices. Factors that significantly influence estimated future cash flows include the periods and levels of occupancy for the facility, expected per diem or reimbursement rates, assumptions regarding the levels of staffing, services and future operating and capital expenditures necessary to generate forecasted revenues, related costs for these activities and future rate of increases or decreases associated with these factors. Information typically utilized will also include relevant terms of existing contracts (for similar services and customers), market knowledge of customer demand (both present and anticipated) and related pricing, market competitors, and our historical experience (as to areas including customer requirements, contract terms, operating requirements/costs, occupancy trends, etc.). We may also consider the results of any appraisals if a fair value is necessary. Estimates for factors such as per diem or reimbursement rates may be highly subjective, particularly in circumstances where there is no current operating contract in place and changes in the assumptions and estimates could result in the recognition of impairment charges.

The most subjective estimates made in our impairment analysis for 2009 related to Baker and the Hector Garza Residential Treatment Center (“Hector Garza”), particularly with respect to estimated timing of occupancy (at Baker) and resident mix (at Hector Garza). The approximate carrying values at December 31, 2009 for Baker and Hector Garza were $2.8 million and $3.9 million, respectively. The estimated undiscounted future cash flow values exceeded the carrying values noted for these facilities, and Hector Garza had operating contracts in place. If the underlying assumptions for the deemed subjective estimates in the 2009 analyses were adjusted to reflect reasonable likely changes the undiscounted cash flows would still exceed the carrying value of the assets assessed for impairment.

The most subjective estimates made in our impairment analysis for 2008 related to Cornell Abraxas 1 and Hector Garza, particularly with respect to estimated occupancy. The approximate carrying values at December 31, 2008 for Cornell Abraxas 1 and Hector Garza were $10.4 million and $4.0 million, respectively. The estimated undiscounted future cash flow values exceeded the carrying values noted for the facilities, and all facilities had operating contracts in place. During 2009, there were no significant events that caused us to believe that an impairment of these facilities had occurred.

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

Goodwill and Intangible Assets

We account for goodwill in accordance with current authoritative guidance which states that there is no amortization of goodwill or intangible assets with indefinite lives.  Impairment of these assets is assessed annually or if there has been a triggering event which would result in a potential impairment, to determine if the estimated fair value of the reporting unit exceeds the net carrying value of the reporting unit, including the applicable goodwill.  The estimates of fair value are based upon our estimates of the present value of future cash flows.  We make assumptions which include the estimated cash flows of the reporting units (and the underlying components including levels of occupancy, expected per diems, capital expenditures necessary to generate forecasted revenues, related costs for these activities and future rate of increases or decreases associated with these factors) and inflation factors. If the underlying assumptions in the 2009 analysis were adjusted to reflect reasonable likely changes, the estimates of fair value would still exceed the carrying value of the goodwill.

Results of Operations

Material fluctuations in our results of operations are principally the result of the level of new contract development activity, the timing and effect of facility expansions, occupancy or contract rates, contract renewals or terminations and facility closures and non-recurring charges.

The following table sets forth for the periods indicated the percentages of revenue represented by certain items in our Consolidated Statements of Income and Comprehensive Income.

	Year Ended December 31,
	2009	2008	2007

Revenues	100.0%	100.0%	100.0%

Operating expenses, excluding depreciation and amortization	71.7	72.6	76.0
Pre-opening and start-up expenses	1.0	—	—
Depreciation and amortization	4.6	4.6	4.4
General and administrative expenses	5.8	6.7	7.1
Income from operations	16.9	16.1	12.5
Interest expense, net	6.1	6.2	6.7
Income before provision for income taxes	10.8	9.9	5.8
Provision for income taxes	4.3	4.0	2.5
Net income	6.5	5.9	3.3
Non-controlling interest	0.5	0.2	—
Income available to Cornell Companies, Inc.	6.0%	5.7%	3.3%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues.  Revenues increased approximately $25.7 million, or 6.6%, to $412.4 million for the year ended December 31, 2009 from $386.7 million for the year ended December 31, 2008.

Adult Secure Services.  Adult Secure Services revenues increased approximately $24.3 million, or 11.6%, to $233.6 million for the year ended December 31, 2009 from $209.3 million for the year ended December 31, 2008 due primarily to (1) an increase in revenues of $14.7 million at the Great Plains Correctional Facility due to increased occupancy as a result of a facility expansion completed in September 2008, (2) an increase in revenues of $4.3 million at the RCC due to improved occupancy, (3) an increase in revenues of $2.2 million at the Walnut Grove Youth Correctional Facility (“Walnut Grove”) due to a facility expansion completed in the third quarter of 2008 and (4) revenues of $1.2 million at our Hudson Correctional Facility which began receiving inmates in November 2009. The remaining net increase in revenues of approximately $1.9 million was due to various fluctuations in revenues at our other Adult Secure Services facilities.

Average contract occupancy was 87.8% for the year ended December 31, 2009 compared to 91.8% for the year ended December 31, 2008. The decrease in the average contract occupancy was primarily due to (1) the additional capacity brought into operations in September 2008 at Walnut Grove, which we began ramping during the fourth quarter of 2008, (2) under-utilization at certain California facilities, (3) the activation of our Hudson facility in November 2009 and (4) the non-utilization (during 2009) of the 700 bed expansion at the D. Ray James Prison which was completed in April 2009. Excluding the actual occupancy and contract capacity for the start-up operations of the Hudson Correctional Facility in the fourth quarter of 2009, average contract occupancy was 88.0% for the year ended December 31, 2009.

The average per diem rate was $54.53 for the year ended December 31, 2009 compared to $54.07 for the year ended December 31, 2008. Revenues attributable to the start-up operations for the year ended December 31, 2009 were approximately $1.2 million.  There were no revenues attributable to start-up operations in the year ended December 31, 2008.

Abraxas Youth and Family Services.  Abraxas Youth and Family Services revenues decreased approximately $2.0 million, or 1.9%, to $105.3 million for the year ended December 31, 2009 from $107.3 million for the year ended December 31, 2008 due primarily to (1) a decrease in revenues of $2.7 million due to the termination of our management contract for the Salt Lake Valley Detention Center as of September 2008, (2) a decrease in revenues of $1.2 million due to the termination of our management contract for the Reading Alternative Education School Program as of June 2008 and (3) a

decrease in revenues of $1.0 million due to the termination of our management contract for the State Reintegration Program as of June 30, 2009.  The decrease in revenues due to the above was offset, in part, by (1) an increase in revenues of $1.9 million at Hector Garza due to increased occupancy and (2) an increase in revenues of $2.4 million at our Abraxas 1 facility (“A-1”) due to improved occupancy.  The remaining net decrease in revenues of approximately $1.4 million was due to various fluctuations in revenues at our other Abraxas Youth and Family Services facilities and programs.

Average contract occupancy was 85.9% for the year ended December 31, 2009 compared to 80.6% for the year ended December 31, 2008. The increase in the 2009 average contract occupancy was primarily a result of higher utilization at various facilities including Hector Garza and the Abraxas Academy.  The average per diem rate for our residential Abraxas Youth and Family Services facilities was approximately $197.98 for the year ended December 31, 2009 compared to approximately $192.15 for the year ended December 31, 2008. The increase in the 2009 average per diem rate reflects the continued ramp-up of the Abraxas Academy, increased utilization at A-1 and our San Antonio facilities, as well as changes in the mix of services provided at our other facilities.  The average fee-for-service rate for our non-residential community-based Abraxas Youth and Family Services facilities and programs was approximately $44.65 for the year ended December 31, 2009 compared to approximately $48.28 for the year ended December 31, 2008.  Our average fee-for-service rate can fluctuate from year to year depending on the mix of services provided at our various non-residential Abraxas Youth and Family Services facilities and programs.

Adult Community-Based Services. Adult Community-Based Services revenues increased approximately $3.3 million, or 4.7%, to $73.5 million for the year ended December 31, 2009 from $70.2 million for the year ended December 31, 2008, due to various fluctuations in revenues among our 30 Adult Community-Based Services facilities and programs, none of which represented significant changes year over year.

Average contract occupancy was 111.0% for the year ended December 31, 2009 compared to 99.0% for the year ended December 31, 2008.  The average per diem rate for our residential Adult Community-Based Services facilities was $66.94 for the year ended December 31, 2009 compared to $68.47 for the year ended December 31, 2008. The average fee-for-service rate for our non-residential Adult Community-Based Services facilities and programs was approximately $11.50 for the year ended December 31, 2009 compared to approximately $11.00 for the year ended December 31, 2008.  Our average fee-for-service rates can fluctuate from year to year due to changes in the mix of services provided by our various non-residential Adult Community-Based Services facilities and programs.

Operating Expenses, Excluding Depreciation and Amortization.  Operating expenses, excluding depreciation and amortization, increased approximately $15.0 million, or 5.3%, to $295.6 million for the year ended December 31, 2009 from $280.6 million for the year ended December 31, 2008.

Adult Secure Services.  Adult Secure Services operating expenses increased approximately $16.9 million, or 12.5%, to $152.5 million for the year ended December 31, 2009 from $135.6 million for the year ended December 31, 2008 due primarily to (1) an increase in operating expenses of $6.2 million at the Great Plains Correctional Facility due to increased occupancy following the facility expansion completed in September 2008, (2) an increase in operating expenses of $1.4 million at the D. Ray James Prison due to increased occupancy following the facility expansions completed in February 2008 and April 2009, (3) an increase in operating expenses of $3.4 million at the Big Spring Correctional Center due to improved occupancy, (4) an increase in operating expenses of $1.3 million at the Walnut Grove Youth Correctional Facility due to increased occupancy following a facility expansion completed in September 2008 and (5) an increase in operating expenses of $3.0 million at RCC due to improved occupancy.  The remaining net increase in operating expenses of approximately $1.6 million was due to various fluctuations in operating expenses at our other Adult Secure Services facilities including an increase in divisional operating expenses of approximately $0.8 million in the 2009 period.

As a percentage of segment revenues, Adult Secure Services operating expenses were 65.3% for the year ended December 31, 2009 compared to 64.8% for the year ended December 31, 2008.  The 2008 operating margin was favorably impacted by the $1.5 million contract-based revenue adjustment at RCC for the contract year ended March 2008 (which we recognized in March 2008). Excluding approximately $1.2 million of revenues attributable to start-up operations of the Hudson Correctional Facility, Adult Secure Services operating expenses, as a percentage of segment revenues, were 65.6% for the year ended December 31, 2009.

Abraxas Youth and Family Services.  Abraxas Youth and Family Services operating expenses decreased $0.6 million, or 0.6%, to approximately $95.0 million for the year ended December 31, 2009 from $95.6 million for the year ended December 31, 2008 due primarily to (1) a decrease in operating expenses of $2.9 million due to the termination of our management contract for the Salt Lake Valley Detention Center as of September 2008 and (2) a decrease in operating expenses of $0.9 million due to the termination of our management contract for the Reading Alternative Education School

Program as of June 2008.  The decrease in operating expenses due to the above was offset, in part, by (1) an increase in operating expenses of $2.9 million at the Abraxas Academy due an increase in occupancy in 2009 and the receipt in 2008 of a legal settlement of $1.5 million (net) which reduced 2008 operating expenses and (2) an increase in operating expenses of $2.6 million at Hector Garza due to improved occupancy.  The remaining net decrease in operating expenses of $2.3 million was due to various other fluctuations in operating expenses at our Abraxas Youth and Family Services facilities and programs, none of which represented significant changes year over year.

As a percentage of segment revenues, Abraxas Youth and Family Services operating expenses were 90.3% for the year ended December 31, 2009 compared to 89.1% for the year ended December 31, 2008.

Adult Community-Based Services.  Adult Community-Based Services operating expenses decreased $1.3 million, or 2.6%, to $48.1 million for the year ended December 31, 2009 from $49.4 million for the year ended December 31, 2008 due primarily to (1) a decrease in operating expenses of $0.6 million due to the termination of our management contract for the Lincoln County Detention Center in May 2008, (2) a decrease in operating expenses of $0.4 million due to the termination of our management contracts for several county jails in California and (3) a decrease in operating expenses of $0.5 million due to the expiration of our management contract for the Dallas County Judicial Treatment Center in November 2009. Additionally, we recorded a gain of $0.6 million related to insurance recoveries in excess of property carrying values at the Reid Community Residential Facility damaged in Hurricane Ike in September 2008.  This gain is reflected in operating expenses for the year ended December 31, 2009. The remaining net decrease in operating expenses of $0.4 million was due to various fluctuations in operating expenses at our other Adult Community-Based facilities.

As a percentage of segment revenues, Adult Community-Based Services operating expenses were 65.4% for the year ended December 31, 2009 compared to 70.5% for the year ended December 31, 2008.  The 2009 operating margin was favorably impacted by increased operations driven by both increased utilization as well as a change in the mix of services provided during the year. Additionally, the 2009 operating margin was favorably impacted by the $0.6 million gain related to insurance recoveries discussed above.

Pre-Opening and Start-up Expenses.  Pre-opening and start-up costs were approximately $4.1 million for the year ended December 31, 2009 and were attributable to the start-up operations of the Hudson Correctional Facility during the fourth quarter of 2009 activation.  Pre-opening and start-up expenses include payroll, benefits, training and other operating costs during periods prior to opening a new or expanded facility and during the period of operation while occupancy is ramping up. There were no pre-opening and start-up costs for the year ended December 31, 2008 as we primarily brought additional capacity on-line at existing operating facilities (and thus they were not considered start-up operations).

Depreciation and Amortization.  Depreciation and amortization increased approximately $0.9 million, or 5.0%, to $18.8 million for the year ended December 31, 2009 from $17.9 million for the year ended December 31, 2008.  Depreciation of property and equipment increased approximately $2.0 million due primarily to depreciation expense related to the facility expansions at the Great Plains Correctional Facility and the D. Ray James Prison.  Amortization of intangibles was approximately $1.1 million and $2.2 million the years ended December 31, 2009 and 2008, respectively.

General and Administrative Expenses.  General and administrative expenses decreased approximately $1.9 million, or 7.3%, to $24.1 million for the year ended December 31, 2009 from approximately $26.0 million for the year ended December 31, 2008, due primarily to lower legal and other professional expenses in the 2009 period.

Interest.  Interest expense, net of interest income, increased approximately $1.2 million to $25.2 million for the year ended December 31, 2009 from $24.0 million for the year ended December 31, 2008. The net increase in interest expense was primarily due to lower capitalized interest in the year ended December 31, 2009 as compared to the same period of 2008.  Capitalized interest was approximately $0.7 million in the year ended December 31, 2009 and related to the 700 bed facility expansion project at the D. Ray James Prison completed in April 2009.  For the year ended December 31, 2008, we capitalized interest of $2.9 million related to the facility expansion projects at the Great Plains Correctional Facility and the D. Ray James Prison.  Interest income decreased by approximately $2.3 million in the 2009 period due to lower investment balances and decreased interest rates. Additionally, interest income for the year ended December 31, 2008 included a net gain of approximately $1.2 million related to the change in fair value of certain derivative instruments pertaining to MCF, a special purpose entity (see Note 14 to the consolidated financial statements).  This increase in net interest expense was partially offset by lower interest expense of approximately $0.8 million on our Amended Credit Facility due to lower average interest rates in the 2009 period.  Additionally, MCF made annual bond principal payments of $11.4 million in July 2008 and $12.4 million in July 2009 which reduced bond interest expense for the year ended December 31, 2009 by approximately $1.0 million as compared to the same period of 2008. Interest expense for 2008 also reflected a charge of $1.3 million related to an interest rate guarantee that was determined to be unrecoverable (see Note 14 to the consolidated financial statements).

Income Taxes.  For the year ended December 31, 2009, we recognized a provision for income taxes at an estimated effective rate of 40.3%. For the year ended December 31, 2008, we recognized a provision for income taxes at an estimated effective rate of 40.8%.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues.  Revenues increased approximately $26.1 million, or 7.2%, to $386.7 million for the year ended December 31, 2008 from $360.6 million for the year ended December 31, 2007.

Adult Secure Services.  Adult Secure Services revenues increased approximately $26.1 million, or 14.2%, to $209.3 million for the year ended December 31, 2008 from $183.2 million for the year ended December 31, 2007, due primarily to (1) an increase in revenues of $17.6 million at the Great Plains Correctional Facility which began operating under a contract with the Arizona DOC in September 2007 (this facility was vacant from April through August 2007) as well as increased occupancy as a result of a facility expansion completed in September 2008, (2) an increase in revenues of $10.1 million at the Big Spring Correctional Center due to increased occupancy resulting from a facility expansion completed in November 2007 related to the take-or-pay contract awarded to us by the BOP in 2007, (3) an increase in revenues of $4.8 million at the D. Ray James Prison due to a facility expansion completed in February 2008, (4) an increase in revenues of $2.0 million at the High Plains Correctional Facility which we acquired in May 2007 and (5) an increase in revenues of $1.2 million at the Walnut Grove Youth Correctional Facility due to a facility expansion completed in September 2008.  The increase in revenues due to the above was offset, in part, by (1) a decrease in revenues of $8.0 million at the Donald W. Wyatt Detention Center due to the transition of our management contract to the facility’s owner in July 2007 and (2) a decrease in revenues of approximately $2.9 million at the Regional Correctional Center due to the withdrawal of all ICE inmates as of August 2007 (revenues for 2008 include a $1.5 million contract-based revenue adjustment for the contract year ended March 25, 2008).  The remaining net increase in revenues of approximately $1.3 million was due to fluctuations in revenues at our other adult secure facilities.

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

Abraxas Youth and Family Services.  Abraxas Youth and Family Services revenues decreased approximately $2.0 million, or 1.9%, to $107.3 million for the year ended December 31, 2008 from $109.3 million for the year ended December 31, 2007, due primarily to (1)  a decrease in revenues of $5.1 million at the Cornell Abraxas I facility (“A-1”) due to decreased occupancy, (2) a decrease in revenues of $1.6 million at the Texas Adolescent Treatment Center (“TATC”) due to decreased occupancy, (3) a decrease in revenues of $1.8 million due to the termination of our management contract for the Harrisburg Alternative Education School Program for the 2007-2008 school year (due to lack of funding by the contracting agency), (4) a decrease in revenues of $1.3 million due to the termination of our management contract for the Salt Lake Valley Detention Center as of September 2008 and (5) a decrease in revenues of $1.2 million due to the termination of our management contract for the Reading Alternative Education School Program in June 2008.  The decrease in revenues due to the above was offset, in part, by (1) an increase in revenues of $4.5 million at the Cornell Abraxas Academy due to improved occupancy, (2) an increase in revenues of $2.5 million at the Southern Peaks Regional Treatment Center due to improved occupancy and mix of clients at the facility, (3) an increase in revenues of $1.6 million at the Cornell Abraxas of Ohio facility due to a new residential program activated in 2008 and (4) an increase in revenues of $0.9 million at the Hector Garza Residential Treatment Center which we reactivated in August 2007.  The remaining net decrease in revenues of approximately $0.5 million was due to various fluctuations in revenues at our other Abraxas Youth and Family Services facilities and programs.

Average contract occupancy was 80.6% for the year ended December 31, 2008 compared to 92.0% for the year ended December 31, 2007. The decrease in the 2008 average contract occupancy reflects the under-utilization at certain facilities, including A-1 and TATC.

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

Adult Community-Based Services. Adult Community-Based Services revenues increased approximately $2.1 million, or 3.1%, to $70.2 million for the year ended December 31, 2008 from $68.1 million for the year ended December 31, 2007, due to (1) an increase in revenues of $1.1 million at the Cordova Center due to improved occupancy, (2) an increase in revenues of $0.5 million at the Midtown Center which was reactivated in September 2007, (3) an increase in revenues of $0.6 million at Southwood due to increased occupancy, (4) revenues of $0.3 million at a new jail (Bell Gardens Jail) we began operating in March 2008 and (5) an increase in revenues of $0.5 million at the Oakland Center due to improved occupancy.  The increase in revenues was offset, in part, by (1) a decrease in revenues of $1.3 million due to the termination of our management contract for the Lincoln County Detention Center in May 2008 (we gave notice of early termination of our management contract for the facility in February 2008 due to continual staffing and other issues in the rural area. This contract generated revenues of approximately $0.6 million and $1.9 million in the years ended December 31, 2008 and 2007, respectively), (2) a decrease in revenues of $0.9 million at the Grossman Center due to reduced occupancy and (3) a decrease in revenues of $0.5 million at the Reid Correctional Facility as a result of decreased occupancy due to the damages caused by Hurricane Ike.  The remaining net increase in revenues of $1.8 million was due to various fluctuations in revenues at our various other adult community-based facilities and programs.

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

Operating Expenses, Excluding Depreciation and Amortization.  Operating expenses, excluding depreciation and amortization, increased approximately $6.5 million, or 2.4%, to $280.6 million for the year ended December 31, 2008 from $274.1 million for the year ended December 31, 2007.

Adult Secure Services.  Adult Secure Services operating expenses increased approximately $5.1 million, or 3.9%, to $135.6 million for the year ended December 31, 2008 from $130.5 million for the year ended December 31, 2007, due primarily to (1) an increase in operating expenses of $8.8 million at the Great Plains Correctional Facility due to increased occupancy following the facility expansion completed in September 2008, (2) an increase in operating expenses of $3.5 million at the D. Ray James Prison due to increased occupancy following the facility expansion completed in February 2008, (3) an increase in operating expenses of $1.8 million at the High Plains Correctional Facility acquired in May 2007, (4) an increase in operating expenses of $1.5 million at the Big Spring Correctional Center due to increased occupancy following a facility expansion completed in November 2007 and (5) an increase in operating expenses of $1.3 million at the Walnut Grove Youth Correctional Facility due to increased occupancy following a facility expansion completed in September 2008.  The increase in operating expenses due to the above was offset, in part, by (1) a decrease in operating expenses of $7.5 million due to the transition of our management contract at the Donald W. Wyatt Detention Center to the facility’s owner in July 2007 and (2) a decrease in operating expenses of $3.1 million at the Regional Correction Center due to decreased occupancy following the removal of all ICE inmates in August 2007.  The remaining net decrease in operating expenses of approximately $1.2 million was due to various fluctuations in operating expenses at our other adult secure facilities and divisional operating expenses.

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

Abraxas Youth and Family Services.  Abraxas Youth and Family Services operating expenses increased $2.1 million, or 2.2%, to approximately $95.6 million for the year ended December 31, 2008 from $93.5 million for the year ended December 31, 2007, due primarily to (1) an increase in operating expenses of $1.7 million at the Cornell Abraxas Academy due to increased occupancy, (2) an increase in operating expenses of $1.2 million at the Hector Garza Residential Treatment Center due to increased occupancy, (3) an increase in operating expenses of $0.8 million at our Cornell Abraxas of Ohio facility due to the addition of a new residential program in 2008, and (4) an increase in operating expenses of $0.4 million at the Southern Peaks Regional Treatment Center due to increased occupancy.   The increase in operating expenses was offset, in part, by (1) a decrease in operating expenses of $1.8 million due to the termination of our management contract for the Harrisburg Alternative Education School Program for the 2007-2008 school year (due to lack of funding by the contracting agency), (2) a decrease in operating expenses of $0.9 million due to the termination of our management contract for the Salt Lake Valley Detention Center as of September 2008, (3) a decrease in operating expenses of $0.9 million due to the termination of our management contract for the Reading Alternative Education School Program in June 2008 and (4) a decrease in operating expenses of $0.6 million at the Texas Adolescent Treatment Center due to reduced occupancy.   The remaining net increase in operating expenses of $2.2 million was due to various fluctuations in operating expenses at our various Abraxas Youth and Family Services facilities and programs.

As a percentage of segment revenues, Abraxas operating expenses were 89.1% for the year ended December 31, 2008 compared to 85.5% for the year ended December 31, 2007. The 2008 operating margin was negatively impacted by the lower utilization at those facilities previously noted.

Adult Community-Based Services.  Adult Community-Based Services operating expenses decreased $0.7 million, or 1.4%, to $49.4 million for the year ended December 31, 2008 from $50.1 million for the year ended December 31, 2007 due primarily to (1) a decrease in operating expenses of $1.2 million due to the termination of our management contract at the Lincoln County Detention Center as of September 2008, (2) a decrease in operating expenses of $0.5 million at the Grossman Center due to reduced occupancy and (3) a decrease in operating expenses of $0.1 million at the Reid Community Residential Facility due to reduced occupancy resulting from damages sustained during Hurricane Ike. The decrease in operating expenses was offset, in part, by (1) an increase in operating expenses of $0.4 million at the Midtown Center which we reactivated in September 2007 and (2) operating expenses of $0.3 million at a new jail we began operating in March 2008.  The remaining net increase in operating expenses of $0.4 million was due to various fluctuations in operating expenses at our numerous adult community-based facilities and programs.

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

Depreciation and Amortization.  Depreciation and amortization increased approximately $1.9 million, or 11.9%, to $17.9 million for the year ended December 31, 2008 from $16.0 million for the year ended December 31, 2007.  Depreciation increased approximately $2.2 million due primarily to (1) an increase of $1.2 million due to depreciation expense resulting from the facility expansion activations and related furniture, fixtures and equipment purchases at the Big Spring Correctional Center (in November 2007), the Great Plains Correctional Facility (in September 2008) and the D. Ray James Prison (in February 2008) and (2) additional depreciation expense of $0.1 million as a result of the purchase of the High Plains Correctional Facility in May 2007 and the Washington, D.C. Facility in October 2007.  Amortization of intangibles was approximately $2.2 million and $2.4 million the years ended December 31, 2008 and 2007, respectively.

General and Administrative Expenses.  General and administrative expenses increased approximately $0.5 million, or 2.0%, to $26.0 million for the year ended December 31, 2008 from approximately $25.5 million for the year ended December 31, 2007.  General and administrative expenses for 2007 include our reimbursement to Veritas Capital Fund III, LP of approximately $2.5 million of costs related to a proposed merger agreement, as well as our legal and professional fees and development costs of approximately $1.2 million related to the merger agreement (the proposed merger agreement was rejected by our shareholders in January 2007). Additionally, general and administrative costs for 2007 include a net $1.5 million legal claims settlement received in August 2007 pertaining to previous legal representation of the Company in a transaction involving our Southern Peaks Regional Treatment Center.

Interest.  Interest expense, net of interest income, decreased approximately $0.3 million to $24.0 million for the year ended December 31, 2008 from $24.3 million for the year ended December 31, 2007. Interest income for the year ended December 31, 2008 includes a net gain of approximately $1.2 million related to the change in fair value of certain derivative instruments pertaining to MCF, a special purpose entity (see Note 14 to the consolidated financial statements).  Additionally, for the year ended December 31, 2008, we capitalized interest of $2.9 million related to the facility expansion projects at the Great Plains Correctional Facility and the D. Ray James Prison. These were partially offset by increased interest expense of approximately $2.4 million primarily driven by higher average borrowings outstanding in 2008 under our Amended Credit Facility, partially offset by a declining interest rate environment in 2008.  For the year ended December 31, 2007, we capitalized interest of approximately $1.2 million related to the facility expansion projects at the Big Spring Correctional Center, the D. Ray James Prison and the Great Plains Correctional Facility.

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

Treasury Stock Repurchases

We did not purchase any of our common stock in the years ended December 31, 2009 and 2008.

Under the terms of our Senior Notes and our Amended Credit Facility, we can purchase shares of our stock subject to certain cumulative restrictions. In July 2009, our Board of Directors authorized a stock repurchase program which provides for up to $10.0 million in purchases through December 2010.  In September 2009, we adopted a 10b5-1 Plan to facilitate purchases of our common stock pursuant to such stock repurchase plan.  The Company may also repurchase our common stock in open market purchases.

Contractual Obligations and Commercial Commitments

We have assumed various financial obligations and commitments in the ordinary course of conducting our business.  We have contractual obligations requiring future cash payments, such as management, consulting and non-competition agreements.

We maintain operating leases in the ordinary course of our business activities.  These leases include those for operating facilities, office space and office and operating equipment, and the agreements expire between 2010 and 2075. As of December 31, 2009, our total commitment under these operating leases was approximately $126.9 million.

The following table details the known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2009 (in thousands):

	Payments Due by Period
	Total	2010	2011 - 2012	2013 - 2014	Thereafter

Contractual Obligations:
Long-term debt — principal
• Cornell Companies, Inc.	$112,000	$—	$112,000	$—	$—
• Special Purpose Entities	121,700	13,400	30,400	35,800	42,100
Long-term debt — interest
• Cornell Companies, Inc.	30,100	12,040	18,060	—	—
• Special Purpose Entities	44,578	10,308	17,110	11,740	5,420
Revolving line of credit-principal
• Cornell Companies, Inc.	70,000	—	70,000	—	—
Revolving line of credit-interest
• Cornell Companies, Inc.	2,883	1,442	1,441	—	—
Capital lease obligations
• Cornell Companies, Inc.	14	13	1	—	—
Construction commitments	1,241	1,241	—	—	—
Operating leases	126,855	15,820	26,743	25,453	58,839
Consultative and non-competition agreements	10	10	—	—	—
Total contractual cash obligations	$509,381	$54,274	$275,755	$72,993	$106,359

Approximately $2.6 million of unrecognized tax benefits have been recorded in accordance with ASC 740 as liabilities but are not included in the contractual obligations table because we are uncertain as to if or when such amounts may be settled.  Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for potential penalties of approximately $0.1 million and for interest of approximately $0.1 million.

We enter into letters of credit in the ordinary course of operating and financing activities.  As of December 31, 2009, we had outstanding letters of credit of approximately $12.1 million primarily for certain workers’ compensation insurance and other operating obligations.  The following table details our letter of credit commitments as of December 31, 2009 (in thousands):

	Total	Amount of Commitment Expiration Per Period
	Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Commercial Commitments:
Standby letters of credit	$12,116	$12,116	$—	$—	$—

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

Credit Risk

Due to the short duration of our investments, changes in market interest rates would not have a significant impact on their fair value.  In addition, our accounts receivables are with federal, state, county and local government agencies, which we believe reduces our credit risk. However, it is possible that such situations as continuing budget resolutions, delayed passage of budgets or budget pressures may increase the length of repayment of certain receivables.  During the third quarter of 2009 the State of California notified vendors providing services to the state that it would temporarily issue IOU’s.  We received IOU’s from the State of California which were subsequently repaid prior to September 30, 2009, and we do not presently hold any IOU’s from the State of California as of December 31, 2009.  In addition, delays in the passage of budgets (such as experienced in the State of Pennsylvania in 2009) may lead to temporary delays in the repayment of our receivables from operations in such states. As the State of Pennsylvania did not pass a fiscal 2010 budget until mid-October 2009, the majority of the cities and counties in Pennsylvania chose to defer their payments (during the state budget impasse through the third quarter 2009) until the state budget had been adopted. Subsequent to the passage of the state’s fiscal 2010 budget, our various Pennsylvania customers returned to their historic payment patterns. While we closely monitor such situations, we do not currently expect this to have a permanent impact on the repayment of our receivables related to our facilities.

Interest Rate Exposure

Our exposure to changes in interest rates primarily results from our Amended Credit Facility, as these borrowings have floating interest rates.  The debt on our consolidated financial statements at December 31, 2009 with fixed interest rates consist of the 8.47% Bonds issued by MCF in August 2001 in connection with the 2001 Sale and Leaseback Transaction and $112.0 million of Senior Notes.  The detrimental effect of a hypothetical 100 basis point increase in interest rates on our current borrowings under our Amended Credit Facility would be to reduce income before provision for income taxes by approximately $0.7 million for the year ended December 31, 2009.  At December 31, 2009, the fair value of our consolidated fixed rate debt was approximately $309.1 million based upon quoted market prices or discounted future cash flows using the same or similar securities.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

		Page
1.	Financial statements
	Report of Independent Registered Public Accounting Firm	49
	Consolidated Balance Sheets - December 31, 2009 and 2008	50
	Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007	51
	Consolidated Statements of Changes in Equity and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007	52
	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	53
	Notes to consolidated financial statements	54
	Management’s Annual Report on Internal Control over Financial Reporting	85
2.	Financial statement schedules
	All schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cornell Companies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of changes in equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Cornell Companies, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for non-controlling interests beginning on January 1, 2009. Also, as discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes effective January 1, 2007.

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

PricewaterhouseCoopers LLP

Houston, Texas

February 26, 2010

CORNELL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,724	$14,613
Accounts receivable - trade (net of allowance for doubtful accounts of $4,345 and $4,272, respectively)	59,496	64,622
Other receivables	1,587	4,766
Bond fund payment account and other restricted assets	29,978	27,190
Deferred tax assets	9,843	9,151
Prepaid expenses and other	11,647	6,368
Total current assets	140,275	126,710
PROPERTY AND EQUIPMENT, net	455,523	450,354
OTHER ASSETS:
Debt service reserve fund and other restricted assets	27,017	27,930
Goodwill	13,308	13,308
Intangible assets, net	1,185	2,320
Deferred costs and other	13,257	16,299
Total assets	$650,565	$636,921

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$62,287	$69,093
Current portion of long-term debt	13,413	12,412
Total current liabilities	75,700	81,505
LONG-TERM DEBT, net of current portion	289,841	308,070
DEFERRED TAX LIABILITIES	24,455	17,491
OTHER LONG-TERM LIABILITIES	1,831	1,688
Total liabilities	391,827	408,754

COMMITMENTS AND CONTINGENCIES

EQUITY:
CORNELL COMPANIES, INC. STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 30,000,000 shares authorized, 16,434,940 and 16,238,685 shares issued and 14,947,054 and 14,732,522 shares outstanding, respectively	16	16
Additional paid-in capital	168,852	164,746
Retained earnings	97,944	73,318
Treasury stock (1,487,886 and 1,506,163 shares of common stock, at cost, respectively)	(11,888)	(12,034)
Accumulated other comprehensive income	1,422	1,676
Total Cornell Companies, Inc. stockholders’ equity	256,346	227,722
Non-controlling interest	2,392	445
Total equity	258,738	228,167
Total liabilities and equity	$650,565	$636,921

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007

REVENUES	$412,377	$386,724	$360,604
OPERATING EXPENSES, EXCLUDING DEPRECIATION AND AMORTIZATION	295,645	280,630	274,110
PRE-OPENING AND START-UP EXPENSES	4,086	—	—
DEPRECIATION AND AMORTIZATION	18,833	17,943	15,986
GENERAL AND ADMINISTRATIVE EXPENSES	24,112	25,954	25,499

INCOME FROM OPERATIONS	69,701	62,197	45,009
INTEREST EXPENSE	25,830	26,946	26,215
INTEREST INCOME	(657)	(2,988)	(1,951)

INCOME FROM BEFORE PROVISION FOR INCOME TAXES	44,528	38,239	20,745

PROVISION FOR INCOME TAXES	17,955	15,603	8,835

NET INCOME	26,573	22,636	11,910

NON-CONTROLLING INTEREST	1,947	445	—

INCOME AVAILABLE TO CORNELL COMPANIES, INC.	$24,626	$22,191	$11,910

EARNINGS PER SHARE ATTRIBUTABLE TO CORNELL COMPANIES, INC. STOCKHOLDERS:
BASIC:	$1.65	$1.51	$.82
DILUTED:	$1.64	$1.49	$.82

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	14,881	14,701	14,452
DILUTED	14,986	14,847	14,611

COMPREHENSIVE INCOME:
Net income	$26,573	$22,636	$11,910
Other comprehensive income, net of tax: Unrealized gain on derivative instruments, net of tax provision of $324 and $425 in 2008 and 2007, respectively	—	583	612
Total other comprehensive income, net of tax	26,573	23,219	12,522
Comprehensive income attributable to non-controlling interest	1,947	445	—
Comprehensive income attributable to Cornell Companies, Inc.	$24,626	$22,774	$12,522

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME

 (in thousands, except share data)

	Common Stock		Additional				Accumulated Other	Non-	Total
		Par	Paid-In	Retained	Treasury Stock		Comprehensive	Controlling	Stockholders’	Comprehensive
	Shares	Value	Capital	Earnings	Shares	Cost	Income	Interest	Equity	Income

BALANCES AT JANUARY 1, 2007	15,603,917	16	154,411	38,964	1,540,394	(12,308)	481	—	181,564
NET INCOME	—	—	—	11,910	—	—	—	—	11,910	11,910
UNREALIZED GAIN ON DERIVATIVE INSTRUMENTS, NET OF TAXES OF $425	—	—	—	—	—	—	612	—	612	612
COMPREHENSIVE INCOME										12,522
ADOPTION OF ASC 740	—	—	—	253	—	—	—	—	253
EXERCISE OF STOCK OPTIONS, EMPLOYEE STOCK PURCHASE PLAN CONTRIBUTIONS AND WARRANTS	234,182	—	2,490	—	—	—	—	—	2,490
INCOME TAX BENEFIT FROM STOCK OPTION EXERCISES	—	—	355	—	—	—	—	—	355
DEFERRED AND OTHER STOCK COMPENSATION	221,428	—	2,644	—	—	—	—	—	2,644
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	—	—	94	—	(25,348)	203	—	—	297
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	9,150	—	325	—	—	—	—	—	325

BALANCES AT DECEMBER 31, 2007	16,068,677	16	160,319	51,127	1,515,046	(12,105)	1,093	—	200,450
NET INCOME	—	—	—	22,191	—	—	—	445	22,636	22,191
UNREALIZED GAIN ON DERIVATIVE INSTRUMENTS, NET OF TAXES OF $324	—	—	—	—	—	—	583	—	583	583
COMPREHENSIVE INCOME										22,774
EXERCISE OF STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN CONTRIBUTIONS	36,390	—	444	—	—	—	—	—	444
INCOME TAX BENEFIT FROM STOCK OPTION EXERCISES	—	—	140	—	—	—	—	—	140
DEFERRED AND OTHER STOCK COMPENSATION	120,137	—	3,271	—	—	—	—	—	3,271
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	—	—	82	—	(8,883)	71	—	—	153
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	13,481	—	490	—	—	—	—	—	490

BALANCES AT DECEMBER 31, 2008	16,238,685	16	164,746	73,318	1,506,163	(12,034)	1,676	445	228,167
NET INCOME	—	—	—	24,626	—	—	—	1,947	26,573	24,626
COMPREHENSIVE INCOME										24,626
INCOME TAX EXPENSE FROM STOCK OPTION EXERCISES	—	—	(62)	—	—	—	—	—	(62)
DEFERRED AND OTHER STOCK COMPENSATION	158,783	—	3,303	—	—	—	—	—	3,303
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	—	—	143	—	(18,277)	146	—	—	289
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	16,487	—	443	—	—	—	—	—	443
AMORTIZATION OF GAIN ON TERMINATION OF DERIVATIVE	—	—	—	—	—	—	(254)	—	(254)
EXERCISE OF STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN CONTRIBUTIONS	20,985	—	279	—	—	—	—	—	279

BALANCES AT DECEMBER 31, 2009	16,434,940	$16	$168,852	$97,944	1,487,886	$(11,888)	$1,422	$2,392	$258,738

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,573	$22,636	$11,910
Adjustments to reconcile net income to net cash provided by operating activities
Impairment of long-lived assets	—	250	—
Depreciation	17,698	15,743	13,580
Amortization of intangibles	1,135	2,200	2,406
Amortization of deferred financing costs	1,266	2,728	1,552
Amortization of Senior Notes discount	184	184	184
Amortization of gain on termination of derivative	(254)	—	—
Stock-based compensation	3,575	3,570	2,645
Provision for bad debts	1,184	2,741	2,063
Gain on derivative instruments	—	1,160	—
Loss/(gain) on property and equipment	(1,090)	84	(190)
Change in assets and liabilities:
Accounts receivable	6,476	1,523	77
Other restricted assets	514	(1,058)	(665)
Deferred income taxes	6,201	1,458	397
Other assets	(3,395)	873	(1,774)
Accounts payable and accrued liabilities	(8,278)	7,771	(4,890)
Other liabilities	143	(2,884)	(51)
Net cash provided by operating activities	51,932	58,979	27,244

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,301)	(79,915)	(50,890)
Purchases of investment securities	—	—	(241,425)
Sales of investment securities	—	250	253,100
Facility acquisitions	—	—	(18,554)
Site acquisition	—	—	(5,053)
Proceeds from insurance recoveries and proceeds from sale of property and equipment	2,707	846	375
Payments to restricted debt payment account, net	(2,389)	(2,901)	(2,084)
Net cash used in investing activities	(21,983)	(81,720)	(64,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	2,000	49,000	30,000
Payments of MCF bonds	(12,400)	(11,400)	(10,500)
Payments of line of credit	(7,000)	(4,000)	—
Payments of capital lease obligations	(14)	(11)	(10)
Payments for debt issuance and other financing costs	—	—	(845)
Tax benefit of stock option exercises	8	140	355
Proceeds from exercise of stock options, employee stock purchase plan contributions and warrants	568	597	2,786
Net cash provided by (used in) financing activities	(16,838)	34,326	21,786

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,111	11,585	(15,501)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,613	3,028	18,529
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,724	$14,613	$3,028

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid, net of capitalized interest of $740, $2,886 and $1,172, respectively	$26,080	$18,596	$30,672
Income taxes paid	$21,118	$12,048	$7,613

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in fair value of interest rate swap	$—	$—	$(1,053)
Purchases and additions to property and equipment included in accounts payable and accrued liabilities	2,185	3,409	4,156
Common stock issued for board of directors fees	443	490	325
Tax expense of stock option exercises	(70)	—	—

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF THE BUSINESS

Cornell Companies, Inc. (collectively with its subsidiaries and consolidated special purpose entities, unless the context requires otherwise, “Cornell,” the “Company,” “we,” “us,” or “our,”), a Delaware corporation, provides integrated development, design, construction and management of facilities to governmental agencies within three operating segments: (1) Adult Secure Services; (2) Abraxas Youth and Family Services and (3) Adult Community-Based Services.

2.     SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, our wholly-owned subsidiaries, and our activities relative to a financing of operating facilities. All significant intercompany balances and transactions have been eliminated. Non-controlling interest in consolidated special purpose entities represents equity that other investors have contributed to the special purpose entities. Non-controlling interest is adjusted for income and losses allocable to the other owners of the special purpose entities.

Cash and Cash Equivalents

We consider all highly liquid unrestricted investments with original maturities of three months or less to be cash equivalents. We invest our available cash balances in short term money market accounts, short term certificates of deposit and commercial paper.

Accounts Receivable and Related Allowance for Doubtful Accounts

We extend credit to the governmental agencies and other parties with which we contract in the normal course of business. We regularly review our outstanding receivables and historical collection experience, and provide for estimated losses through an allowance for doubtful accounts. In evaluating the adequacy of our allowance for doubtful accounts, we make judgments regarding our customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may occur. If, after reasonable collection efforts have been made, a receivable is determined to be uncollectible, it will be written off.

The changes in allowance for doubtful accounts associated with trade accounts receivable for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Balance at beginning of period	$4,272	$4,372	$3,644
Provision for bad debts	1,184	2,741	2,063
Write-offs of uncollectible accounts	(1,111)	(2,841)	(1,335)
Balance at end of period	$4,345	$4,272	$4,372

Bond Fund Payment Account and other Restricted Assets

Restricted assets at December 31, 2009 and 2008 include approximately $26.1 million and $23.8 million, respectively, of Municipal Correctional Finance, LP’s (“MCF”) restricted cash accounts. MCF’s restricted accounts primarily consist of a debt service reserve fund used to segregate rental payment funds from us to MCF for MCF’s semi-annual bond interest and annual bond principal payments. MCF’s funds are typically invested in short term certificates of deposit, money market accounts and commercial paper. They will be used to fund a portion of MCF’s debt service due in the coming year.

At certain facilities, we maintain bank accounts for restricted cash belonging to facility residents, commissary operations and equipment replacement funds used in certain state programs. Restricted assets at December 31, 2009 and 2008 include approximately $3.8 million and $3.4 million, respectively, for these accounts. A corresponding liability for these obligations is included in accrued liabilities in the accompanying financial statements.

Property and Equipment

Property and equipment are recorded at cost. Ordinary maintenance and repair costs are expensed, while renewal and betterment costs are capitalized. Buildings and improvements are depreciated over their estimated useful lives of 30 to 50 years using the straight-line method. Prepaid facility use cost, which resulted from the July 1996 acquisition of the Big Spring Correctional Center and the December 1999 transfer of ownership of the Great Plains Correctional Facility to a leasehold interest, is being amortized over 50 years using the straight-line method. Furniture and equipment are depreciated over their estimated useful lives of 3 to 10 years using the straight-line method. Amortization of leasehold improvements (including those funded by landlord incentives or allowances) is recorded using the straight-line method based upon the shorter of the economic life of the asset or the term of the respective lease. Landlord incentives or allowances under operating leases are recorded as deferred rent and amortized as a reduction of rent expense over the lease term. See Note 7 to the consolidated financial statements for further details concerning our property and equipment balances at December 31, 2009 and 2008.

We review our long-lived assets (including our facilities at a facility-by-facility level) for impairment at least annually or when changes in circumstances or a triggering event indicates that the carrying amount of the asset may not be recoverable. Authoritative guidance requires that long-lived assets to be held and used recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable from its estimated future undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and the fair value of the asset. Assets to be disposed of by sale are recorded at the lower of their carrying amount or fair value less estimated selling costs. We estimate projections of undiscounted cash flows, and also fair value, based upon the best information available, which may include expected future discounted cash flows to be produced by the asset and/or available market prices. Factors that significantly influence estimated future cash flows include the periods and levels of occupancy for the facility, expected per diem or reimbursement rates, assumptions regarding the levels of staffing, services and future operating and capital expenditures necessary to generate forecasted revenues, related costs for these activities and future rate of increases or decreases associated with these factors. Information typically utilized will also include relevant terms of existing contracts (for similar services and customers), market knowledge of customer demand (both present and anticipated) and related pricing, market competitors, and our historical experience (as to areas including customer requirements, contract terms, operating requirements/costs, occupancy trends, etc.). We may also consider the results of any appraisals if a fair value is necessary. Estimates for factors such as per diem or reimbursement rates may be highly subjective, particularly in circumstances where there is no current operating contract in place and changes in the assumptions and estimates could result in the recognition of impairment charges.

Capitalized Interest

We capitalize interest on facilities while under construction. We capitalized interest of approximately $0.7 million in the year ended December 31, 2009 related to the 700 bed facility expansion project at the D. Ray James Prison. Interest capitalized for the year ended December 31, 2008 was approximately $2.9 million and related to the expansion projects at the D. Ray James Prison and the Great Plains Correctional Facility. Interest capitalized for the year ended December 31, 2007 was approximately $1.2 million and related to the expansion projects at the Big Spring Correctional Center, the D. Ray James Prison and the Great Plains Correctional Facility.

Debt Service Reserve Fund

The debt service reserve fund was established at the closing of MCF’s bond issuance and is to be used solely for MCF’s debt service to the extent that funds in MCF’s debt service accounts are insufficient. The debt service reserve fund is invested principally in short term commercial instruments. See Note 14 to the consolidated financial statements.

Intangible Assets

We evaluate the carrying value of our existing intangibles (which are the result of prior acquisitions — both business facilities and operating contracts) for impairment annually or when changes in circumstances or a triggering event indicates that the carrying amount of the asset may not be recoverable. We have evaluated the carrying value of our existing intangibles and concluded there has not been impairment to the carrying value of our existing intangibles as of December 31, 2009. See Note 8 to the consolidated financial statements for further details concerning our intangible assets.

Deferred Costs

Costs incurred related to obtaining debt financing are capitalized and amortized over the term of the related indebtedness. At December 31, 2009 and 2008, we had net deferred debt issuance costs of approximately $6.5 million and $7.6 million, respectively.

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

Proposal Costs

We incur various expenses in conjunction with our participation in the proposal process with government agencies for their procurement of our services. These costs include such items as payroll and related employee benefits and taxes, research, consulting, legal and reproduction costs and are expensed in the periods incurred and are included in general and administrative expenses.

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

Business Concentration

Contracts with federal, state and local governmental agencies account for nearly all of our revenues. The loss of, or a significant decrease in, business from one or more of these governmental agencies could have a material adverse effect on our financial condition and results of operations. For the years ended December 31, 2009, 2008 and 2007, 34.7%, 34.2% and 32.6%, respectively, of our consolidated revenues were derived from contracts with the Federal Bureau of Prisons (“BOP”), the only customer constituting more than 10.0% of our revenues during each of these periods.

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

We regularly review our estimates of reported and unreported claims and provide for these losses through insurance reserves. These reserves are influenced by rising costs of health care and other costs, increases in claims, time lags in claim information and levels of insurance coverage carried. As claims develop and additional information becomes available to us, adjustments to the related loss reserves may occur. Our estimated reserves for workers compensation claims incorporate the use of a 3% discount factor. Our reserves for medical and worker’s compensation claims are subject to change based on our estimate of the number and magnitude of claims to be incurred.

Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates. In providing for deferred taxes, we consider tax regulations expected to be in effect when differences reverse, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of tax assets and liabilities may occur. See Note 10 to the consolidated financial statements.

Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding giving effect to all potentially dilutive common shares outstanding during the period.  Potentially dilutive common shares include the dilutive effect of outstanding common stock options and restricted common stock granted under our various option and other incentive plans.  As of January 1, 2009, in accordance with FASB Accounting Standards Codification (“ASU”) 260-10, instruments with nonforfeitable dividend rights granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method.  For our fiscal year beginning January 1, 2009, since our restricted common stock grants (including both vested and those unvested due to either time or performance requirements) convey nonforfeitable rights to dividends while outstanding, they are included in both basic and fully diluted EPS calculations.  All prior-period EPS data has been adjusted retrospectively to conform to the calculation of EPS.

For the year ended December 31, 2009, there were 101,700 shares ($22.16 average price) of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.  For the year ended December 31, 2008, there were 64,200 shares ($23.24 average price) of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.  For the year ended December 31, 2007, there were 19,200 shares ($24.56 average price) of stock options that were not included in computation of diluted EPS because to do so would have been anti-dilutive.

The following table summarizes the calculation of income and the weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007
Income available to stockholders	$24,626	$22,191	$11,910

Weighted average common shares outstanding	14,881	14,701	14,452
Weighted average common share equivalents outstanding	105	146	159

Weighted average common shares and common share equivalents outstanding	14,986	14,847	14,611

Basic income per share	$1.65	$1.51	$.82

Diluted income per share	$1.64	$1.49	$.82

Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, investment securities, accounts receivable and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At December 31, 2009, the carrying amount of consolidated debt was $303.3 million, and the estimated fair value was $309.1 million. At December 31, 2008, the carrying amount was $320.5 million, and the estimated fair value was $308.0 million. The estimated fair value of long-term debt is based primarily on quoted market prices or discounted cash flow analysis for the same or similar issues.

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

Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require that we make certain estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. We evaluate our estimates on an on-going basis, based on historical experience and on various other assumptions that we believe to be reasonable based on the information available. Actual results could differ from these estimates under different assumptions or conditions. The significant estimates that we make in the accompanying consolidated financial statements include the allowance for doubtful accounts, accruals for insurance and legal claims, valuation allowance for deferred tax accounts, the realizability of long-lived tangible and intangible assets and the fair value of financial instruments.

Reclassifications

Certain reclassifications have been made to the prior period financial statements contained herein to conform to current year presentation.

3.     STOCK-BASED COMPENSATION

We have an employee stock purchase plan (“ESPP”) under which employees can make contributions to purchase our common stock. Participation in the plan is elected annually by employees. The plan year begins on January 1st (the “Beginning Date”) and ends on December 31st (the “Ending Date”). Purchases of common stock are made at the end of the year using the lower of the fair market value on either the Beginning Date or Ending Date, less a 15% discount. Under authoritative guidance our employee-stock purchase plan is considered to be a compensatory ESPP, and therefore, we recognize compensation expense over the requisite service period for grants made under the ESPP. Compensation expense of approximately $0.1 million and $0.09 million was recognized in each of the years ended December 31, 2009 and 2008.

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

At December 31, 2008, 184,000 shares of restricted stock outstanding were subject to performance-based vesting criteria (32,500 of these restricted shares were considered market-based restricted stock). There were also 52,700 stock options outstanding subject to performance-based vesting criteria. We recognized $1.1 million of expense associated with these shares of restricted stock and stock options during the year ended December 31, 2008.

At December 31, 2009, 314,227 shares of restricted stock were outstanding subject to performance-based vesting criteria (32,500 of these restricted shares were considered market-based restricted stock). There were also 6,260 stock options outstanding subject to performance-based vesting criteria. We recognized $1.3 million of expense associated with these shares of restricted stock and stock options during the year ended December 31, 2009.

The amounts above relate to the impact of recognizing compensation expense related to stock options and restricted stock. Compensation expense related to stock options (6,260 shares) and restricted stock (281,727 shares) that vest based upon performance conditions is not recorded for such performance-based awards until it has been deemed probable that the related performance targets allowing the vesting of these options and restricted stock will be met. We are required to periodically re-assess the probability that these performance-based awards will vest and begin to record expense at that point in time. During the year ended December 31, 2009 it was deemed probable that certain performance targets pertaining to certain restricted stock and stock options would be achieved by their vesting date. Accordingly, compensation expense of approximately $1.1 million was recognized in the year ended December 31, 2009 related to these performance-based awards.

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

Assumptions

The fair values for the significant stock-based awards granted during the years ended December 31, 2009, 2008 and 2007 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December, 31
	2009	2008	2007

Risk-free rate of return	1.90%	3.35%	4.56%
Expected life of award	6.0 years	5.7 years	5.6 years
Expected dividend yield of stock	0%	0%	0%
Expected volatility of stock	50.49%	38.74%	42.19%
Weighted-average fair value	$8.89	$9.46	$9.86

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

Generally we utilized the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during the periods noted (where appropriate).  For those grants during these periods wherein we had sufficient historical or impartial data to better estimate the expected term, we have done so.

Stock-based award activity during the year ended December 31, 2009 was as follows (aggregate intrinsic value in millions):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2006	653,747	$12.87	6.1	$8.4
Granted	72,950
Exercised	(161,590)
Forfeited or canceled	(74,265)

Outstanding at December 31, 2007	490,842	14.19	7.3	$7.0
Granted	45,000
Exercised	(36,390)
Forfeited or canceled	(13,753)

Outstanding at December 31, 2008	485,699	15.03	6.5	$7.3
Granted	40,000	17.98
Exercised	(20,985)	13.31
Forfeited or canceled	(8,467)	14.11

Outstanding at December 31, 2009	496,247	$15.36	5.9	$7.6

Vested and expected to vest at December 31, 2009	495,010	$15.34	5.9	$7.4

Exercisable at December 31, 2009	475,737	$15.14	5.8	$7.2

The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $0.2 million, $0.5 million and $1.5 million, respectively. Net cash proceeds from the exercise of stock options were approximately $0.3 million, $0.4 million and $2.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

We recognized $0.5 million of expense associated with time-based stock options during the year ended December 31, 2009. As of December 31, 2009, approximately $0.04 million of estimated expense with respect to nonvested stock-based awards had yet to be recognized and will be amortized into expense over the employee’s estimated remaining weighted average service period of approximately 4 months.

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2009.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.75 to $10.00	18,365	1.8	$5.76	18,365	$5.76
$10.01 to $13.50	150,482	4.6	12.83	148,482	12.82
$13.51 to $14.50	175,700	5.7	13.98	172,000	13.97
$14.51 to $25.00	151,700	7.8	20.62	136,890	20.39
	496,247	5.9	$15.36	475,737	$15.14

Stock-based award activity for nonvested awards during the year ended December 31, 2009 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2006	320,657	$13.40
Granted	72,950	21.40
Vested	(101,683)	15.68
Canceled	(74,265)	13.48

Nonvested at December 31, 2007	217,659	14.99
Granted	45,000	22.68
Vested	(153,788)	16.32
Canceled	(13,753)	17.73

Nonvested at December 31, 2008	95,118	16.09
Granted	40,000	17.98
Vested	(114,608)	16.00
Canceled	—	—

Nonvested at December 31, 2009	20,510	$20.32

Restricted Stock

We have previously issued restricted stock under certain employment agreements and stock incentive plans which vests either over a specific period of time, generally three to five years, or which will vest subject to certain market or performance conditions.  During the year ended December 31, 2009, we issued restricted stock as part of our normal equity awards under our 2006 Incentive Plan.  These shares of restricted common stock are subject to restrictions on transfer and certain conditions to vesting.

Restricted stock activity for the year ended December 31, 2009 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2006	85,000	$10.87
Granted	287,000	22.30
Vested	(5,000)	21.33
Canceled	(64,000)	9.80

Nonvested at December 31, 2007	303,000	21.75
Granted	161,000	22.38
Vested	(33,876)	16.77
Canceled	(27,000)	21.47

Nonvested at December 31, 2008	403,124	22.44
Granted	176,800	16.81
Vested	(55,693)	21.95
Canceled	(3,657)	17.68

Nonvested at December 31, 2009	520,574	$20.61

We recognized $1.6 million of expense associated with nonvested time-based restricted stock awards during the year ended December 31, 2009.  As of December 31, 2009, approximately $1.6 million of estimated expense with respect to nonvested time-based restricted stock awards had yet to be recognized and will be amortized over a weighted average period of 1.9 years. Approximately $4.5 million of estimated expense with respect to nonvested performance-based restricted stock option awards had yet to be recognized as of December 31, 2009.

4.     FAIR VALUE MEASUREMENTS

On January 1, 2008, we adopted a newly issued accounting standard for fair value measurements of financial assets and liabilities which did not have a material financial impact on our consolidated results of operations or financial condition.  On January 1, 2009, we adopted the provisions of this new accounting pronouncement for applying fair value to non-financial assets, liabilities and transactions on a non-recurring basis.  Adoption of the provisions for the fair value measurements on a non-recurring basis did not have a material effect on our financial position, results of operations or cash flows.

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

As required, financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement.  The following table summarizes the valuation of our financial assets and liabilities by pricing levels as of December 31, 2009:

	Fair Value as of December 31, 2009 (in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Corporate Bonds	$—	$9,813	$—	$9,813
Money Market Funds	—	43,351	—	43,351

The corporate bonds and money market funds are carried in debt service fund and other restricted assets and the debt service reserve fund in the accompanying balance sheet. The fair value measurements for corporate bonds and money-market funds are based upon the quoted price for similar assets in markets that are not active, multiplied by the number of shares owned, exclusive of any transaction costs and without any adjustments to reflect discounts that may be applied to selling a large block of securities at one time.  We do not believe that the changes in fair value of these assets will materially differ from the amounts that could be realized upon settlement or that the changes in fair value will have a material effect on our results of operations, liquidity and capital resources.

This accounting standard requires a reconciliation of the beginning and ending balances for fair value measurements using Level 3 inputs. We had no such assets or liabilities which were measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the year ended December 31, 2009.  We evaluated our long-lived assets for impairment using internally developed, unobservable inputs (Level 3 inputs in the fair value hierarchy of fair value accounting) based on the projected cash flows of our idle facilities.  Refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Accounting for Long-Lived Assets for a discussion concerning the facilities we evaluated for impairment in the year ended December 31, 2009.

5.     RECENT ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for business combinations which establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Our adoption of this revised guidance on January 1, 2009 did not have any impact on our consolidated results of operations or financial condition as we did not have any business combination activity in the year ended December 31, 2009.

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

In May 2008, the FASB issued new authoritative guidance which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  This guidance sets forth (1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and (3) the disclosures an entity should make about such events or transactions.  Management has performed a review of our subsequent events and transactions through February 26, 2010, which is the date the financial statements are issued.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single source for all authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have an affect on our financial position, results of operations or cash flows.

6.     FUTURE ACCOUNTING REQUIREMENTS

In January 2010, the FASB issued an amendment to the disclosure requirement related to Fair Value Measurements.  The amendment requires new disclosures related to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements.  A reporting entity is required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  Additionally, in the reconciliation for fair value measurements in Level 3, a reporting entity must present separately information about purchases, sales, issuances and settlements (on a gross basis rather than a net number).  The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  We do not anticipate that our adoption of this amendment will have a material affect on our financial position, results of operations or cash flows.

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

7.              PROPERTY AND EQUIPMENT

Property and equipment were as follows (in thousands):

	December 31,
	2009	2008

Land	$43,000	$43,005
Prepaid facility use	70,982	71,323
Buildings and improvements	404,251	353,093
Furniture and equipment	45,253	39,514
Construction in progress	5,426	41,154
Sub-total	568,912	548,089
Accumulated depreciation and amortization	(113,389)	(97,735)
Total property and equipment	$455,523	$450,354

The most subjective estimates made in our impairment analysis for 2009 related to Baker Correctional (“Baker”) and the Hector Garza Residential Treatment Center (“Hector Garza”) which are components of building and improvements, particularly with respect to estimated timing of occupancy (at Baker) and resident mix (at Hector Garza). The approximate carrying values at December 31, 2009 for Baker and Hector Garza were $2.8 million and $3.9 million, respectively. The estimated undiscounted future cash flow values exceeded the carrying values noted for the facilities, and Hector Garza had operating contracts in place. If the underlying assumptions for the deemed subjective estimates in the 2009 analyses were adjusted to reflect reasonable likely changes the undiscounted cash flows would still exceed the carrying value of the assets assessed for impairment.

 The most subjective estimates made in our impairment analysis for 2008 related to Cornell Abraxas 1 and Hector Garza, particularly with respect to estimated occupancy. The approximate carrying values at December 31, 2008 for Cornell Abraxas 1 and Hector Garza were $10.4 million and $4.0 million, respectively. The estimated undiscounted future cash flow values exceeded the carrying values noted for the facilities, and all facilities had operating contracts in place. During 2009, there were no significant events that caused us to believe that an impairment of these facilities had occurred. As a result of strengthened operating performance primarily due to increases in and stabilization of its occupancy in 2009, the assumptions included in the impairment analysis for Cornell Abraxas 1 became less subjective for the 2009 analysis.

In conjunction with our review of certain of our long-lived assets based on estimated market values associated with these assets, we determined that our carrying value for a currently vacant site of land was not fully recoverable and exceeded its fair value and, as a result, we recorded an impairment charge of $0.3 million in the year ended December 31, 2008 (none in the years ended December 31, 2009 and 2007).  This charge is reflected in operating expenses, excluding depreciation and amortization, in the accompanying Consolidated Statements of Income and Comprehensive Income.

8.              INTANGIBLE ASSETS

Intangible assets at December 31, 2009 and 2008 consisted of the following (in thousands):

	December 31,
	2009	2008
Non-compete agreements	$8,200	$8,200
Accumulated amortization — non-compete agreements	(8,200)	(7,595)
Acquired contract value	6,240	6,240
Accumulated amortization — acquired contract value	(5,055)	(4,525)
Identified intangibles, net	1,185	2,320
Goodwill	13,308	13,308
Total intangibles, net	$14,493	$15,628

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	Adult Secure	Abraxas Youth and Family	Adult Community -Based	Total

Balance as of December 31, 2007	$2,902	$1,060	$9,393	$13,355
Reduction to goodwill	—	—	(47)	(47)
Balance as of December 31, 2008	2,902	1,060	9,346	13,308
Reduction to goodwill	—	—	—	—
Balance as of December 31, 2009	$2,902	$1,060	$9,346	$13,308

In 2008, we recorded a reduction to goodwill as a result of the final release of amounts previously placed in escrow related to the acquisition of Correctional Systems, Inc. (“CSI”) in April 2005.  At December 31, 2009, we performed our annual impairment test and concluded that there was no impairment to our existing goodwill.

Amortization expense for our acquired contract value was approximately $0.5 million for the year ended December 31, 2009, $1.3 million for the year ended December 31, 2008 and $1.1 million for the year ended December 31, 2007. Amortization expense for our acquired contract value is expected to be approximately $0.5 million for each of the years ended December 31, 2010 and 2011 and approximately $0.1 million for the year ended December 31, 2012.

Amortization expense for our non-compete agreements was approximately $0.6 million, $0.8 million and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.  At December 31, 2009, our non-compete agreements were fully amortized.

9.              ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2009	2008

Accounts payable	$17,657	$21,754
Accrued compensation	9,775	10,242
Accrued interest payable	10,553	11,329
Accrued taxes payable	4,687	6,680
Accrued insurance	8,886	8,003
Accrued legal	3,545	5,197
Resident funds	3,831	3,538
Other	3,353	2,350
Total accounts payable and accrued liabilities	$62,287	$69,093

10.       INCOME TAXES

Effective January 1, 2007, the Company adopted a new accounting standard related to uncertainty in income taxes. As a result of adoption, we recorded a cumulative effect adjustment of approximately $0.3 million which increased retained earnings at January 1, 2007.

As of December 31, 2009 and December 31, 2008, we had unrecognized tax benefits in the amount of $2.6 million and $2.5 million, respectively. If these unrecognized tax benefits were recognized in future periods, approximately $1.1 million and $0.9 million would reduce our income tax expense and our effective tax rate for the years ended December 31, 2009 and 2008, respectively.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$2,948
Additions based on tax positions related to current year	569
Additions for tax positions in prior year	4
Reductions for tax positions in prior year	—
Lapse in Statutes of Limitations	(503)
Balance at January 1, 2008	$3,018
Additions based on tax positions related to current year	521
Additions for tax positions in prior year	23
Reductions for tax positions in prior year	—
Lapse in Statutes of Limitations	(1,094)
Balance at December 31, 2008	$2,468
Additions based on tax positions related to current year	663
Additions for tax positions in prior year	—
Reductions for tax positions in prior year	(25)
Lapse in Statutes of Limitations	(510)
Balance at December 31, 2009	$2,596

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the accompanying Consolidated Statements of Income and Comprehensive Income and totaled approximately $0.1 million in the year ended December 31, 2009 and ($0.1) million in the year ended December 31, 2008.  Accrued interest and penalties were approximately $0.2 million at December 31, 2009 and 2008.

We are subject to income tax in the United States and many of the individual states we operate in.  We currently have significant operations in Texas, California, Colorado, Oklahoma, Georgia, Illinois and Pennsylvania.  State income tax returns are generally subject to examination for a period of three to five years after filing.  The state impact of any changes made to the federal return remains subject to examination by various states for a period up to one year after formal notification to the state.  We are open to United States Federal Income Tax examinations for the tax years December 31, 2005 through December 2008. The audit of our 2006 federal income tax return by the Internal Revenue Service was recently concluded without material findings.

We do not anticipate a significant change in the balance of our unrecognized tax benefits within the next 12 months.

The following is an analysis of our deferred tax assets and liabilities (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Accrued liabilities and allowances	$11,013	$10,582
State operating loss carryforwards	3,863	3,005
Deferred compensation	3,484	2,276
Other	240	157
Total deferred tax assets	18,600	16,020

Deferred tax liabilities:
Property and equipment	26,520	18,769
Prepaid expenses	807	917
Amortization	440	—
Other	979	1,155
Total deferred tax liabilities	28,746	20,841

Valuation allowance	(3,863)	(3,005)

Net deferred tax liability	$14,009	$7,826

As of December 31, 2009 we have net operating losses for state income taxes of approximately $38.6 million on which we have provided a valuation allowance of $3.9 million. Our tax returns are subject to periodic audit by the various jurisdictions in which we operate. These audits can result in adjustments of taxes due or adjustments of the NOLs which are available to offset future taxable income.

Valuation allowances of $3.9 million have been established for uncertainties in realizing the benefit of certain state income tax loss carryforwards. For the years ended December 31, 2009, 2008 and 2007, changes in our state operating loss carryforwards (decreased)/increased our valuation allowance by $0.9 million, $0.9 million and ($0.4) million, respectively. In assessing the realizability of carryforwards, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance will be adjusted in the periods that we determine it is more likely than not that deferred tax assets will or will not be realized.

We have federal and state income tax net operating loss carryforwards of $0.0 million and $38.6 million which will expire at various dates from 2011 through 2034. Such net operating loss carryforwards expire between 2011 and 2034 as follows:

2011 - 2016	$443
2017 - 2022	4,760
2023 - 2034	33,406
$38,609

The components of our income tax provision were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Federal current provision	$9,400	$11,200	$6,213
State current provision	2,186	2,947	1,276
Total current provision	11,586	14,147	7,489

Federal deferred provision	5,111	1,250	1,034
State deferred provision	1,258	206	312
Total deferred provision	6,369	1,456	1,346

Total provision from continuing operations	$17,955	$15,603	$8,835

The following is a reconciliation of income taxes at the statutory federal income tax rate of 35% to the income tax provision recorded by us (in thousands):

	Year Ended December 31,
	2009	2008	2007

Computed taxes at statutory rate	$15,585	$13,384	$7,263
State income taxes, net of federal benefit	2,150	2,046	1,109
Other	220	173	463
	$17,955	$15,603	$8,835

11.       CREDIT FACILITIES

Our long-term debt consisted of the following (in thousands):

	December 31,
	2009	2008
Debt of Cornell Companies, Inc.:
Senior Notes, unsecured, due July 2012 with an interest rate of 10.75%, net of discount	$111,540	$111,356
Revolving Line of Credit due December 2011 with an interest rate of LIBOR plus 1.50% to 2.25% or prime plus 0.00% to 0.75% (the “Amended Credit Facility”)	70,000	75,000
Capital lease obligations	14	26
Subtotal	181,554	186,382

Debt of Special Purpose Entities:
8.47% Bonds due 2016	121,700	134,100

Total consolidated debt	303,254	320,482

Less: current maturities	(13,413)	(12,412)

Consolidated long-term debt	$289,841	$308,070

Long-Term Credit Facilities.   Our Amended Credit Facility provides for borrowings up to $100.0 million (including letters of credit) and matures in December 2011.  At our election, outstanding borrowings bear interest at either the LIBOR rate plus a margin ranging from 1.50% to 2.25% or a rate which ranges from 0.00% to 0.75% above the applicable prime rate. The applicable margins are subject to adjustments based on our total leverage ratio.  The available commitment under our Amended Credit Facility was approximately $17.9 million at December 31, 2009.  We had outstanding borrowings under our Amended Credit Facility of $70.0 million and we had outstanding letters of credit of approximately $12.1 million at December 31, 2009.  Subject to certain requirements, we have the right to increase the commitments under our Amended Credit Facility up to $150.0 million, although the indenture for our Senior Notes limits our ability, subject to certain conditions, to expand the Amended Credit Facility beyond $100.0 million.  We can provide no assurance that all of the banks that have made commitments to us under our Amended Credit Facility would be willing to participate in an expansion to the Amended Credit Facility should we desire to do so.  The Amended Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. The Amended Credit Facility is not collateralized by the assets of MCF.

Our Amended Credit Facility contains certain financial and other restrictive covenants that limit our ability to engage in certain activities.  Our ability to borrow under the Amended Credit Facility is subject to compliance with certain financial covenants, including bank leverage, total leverage and fixed charge coverage ratios.  At December 31, 2009, we were in compliance with all such covenants.  Our Amended Credit Facility includes other restrictions that, among other things, limit our ability to: incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make investments, restricted payments and asset dispositions; enter into transactions with affiliates; and engage in sale/leaseback transactions.

MCF is obligated for the outstanding balance of its 8.47% Taxable Revenue Bonds, Series 2001.  The bonds bear interest at a rate of 8.47% per annum and are payable in semi-annual installments of interest and annual installments of principal.  All unpaid principal and accrued interest on the bonds is due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents.

The bonds are limited, nonrecourse obligations of MCF and are collateralized by the property and equipment, bond reserves, assignment of subleases and substantially all assets related to the facilities included in the 2001 Sale and Leaseback Transaction (in which we sold eleven facilities to MCF (as identified in Item 1 — Facilities of this report)).  The bonds are not guaranteed by Cornell.

In June 2004, we issued $112.0 million in principal of 10.75% Senior Notes (the “Senior Notes”) due July 1, 2012.  The Senior Notes are unsecured senior indebtedness and are guaranteed by all of our existing and future subsidiaries (collectively, the “Guarantors”).  The Senior Notes are not guaranteed by MCF (the “Non-Guarantor”).  Interest on the Senior Notes is payable semi-annually on January 1 and July 1 of each year, commencing January 1, 2005.  On or after July 1, 2008, we were able to redeem all or a portion of the Senior Notes at the redemption prices (expressed as a percentage of the principal amount) listed below, plus accrued and unpaid interest, if any, on the Senior Notes redeemed, to the applicable date of redemption, if redeemed during the 12-month period commencing on July 1 of each of the remaining years indicated below.

Year	Percentages
2009	102.688%
2010 and thereafter	100.000%

As the Senior Notes are redeemable at our option (subject to the requirements noted) we anticipate we will monitor the capital markets and continue to assess our capital needs and our capital structure, including a potential refinancing of the Senior Notes.

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

Scheduled maturities of our consolidated long-term debt are as follows (in thousands):

	Cornell Companies, Inc.	MCF	Consolidated

For the year ending December 31,
2010	$13	$13,400	$13,413
2011	70,001	14,600	84,601
2012	112,000	15,800	127,800
2013	—	17,200	17,200
Thereafter	—	60,700	60,700
Total	$182,014	$121,700	$303,714

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

Operating Leases

We lease office space, certain facilities and furniture and equipment under long-term operating leases. Rent expense for all operating leases for the years ended December 31, 2009, 2008 and 2007 was approximately $10.9 million, $10.2 million and $10.4 million, respectively.

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

As of December 31, 2009, we had the following rental commitments under noncancelable operating leases (in thousands):

For the year ending December 31,
2010	$15,820
2011	13,556
2012	13,187
2013	12,966
Thereafter	71,326
Total	$126,855

The following schedule shows the composition of total rental expense for all operating leases (in thousands):

	Year Ended December 31,
	2009	2008	2007
Minimum rentals	$10,419	$9,708	$9,911
Contingent rentals	437	449	458
Less: sublease rentals	(97)	(221)	(246)
Total	$10,758	$9,936	$10,123

401(k) Plan

We have a defined contribution 401(k) plan. Our matching contribution currently represents 50% of a participant’s contribution, up to the first 6% of the participant’s salary. We recorded contribution expense of approximately $1.6 million, $1.7 million and $1.3 million for each of the years ended December 31, 2009, 2008 and 2007, respectively.

Legal Proceedings

We are party to various legal proceedings, including that noted below. While management presently believes that the ultimate outcome of these proceedings will not have a material adverse effect on our financial position, overall trends in results of operations or cash flows, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or equitable relief, and could have a material adverse impact on the net income of the period in which the ruling occurs or in future periods.

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

In December 2008, the parties agreed to a proposed stipulation of settlement and, in July 2009, the Court granted final approval of the settlement.  The settlement amount under the terms of the agreement is $3.3 million.  Cornell’s portion of the stipulated settlement, based on the number of inmates housed at VCDC during the time Cornell operated the facility in comparison to the number of inmates housed at the facility during the time Valencia County operated the facility, is $1.2 million and was funded principally through our general liability and professional liability coverage. The claims administration process is under way and we expect it to be completed in the first half of 2010.

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

Other

We hold insurance policies to cover potential director and officer liability, some of which may limit our cash outflows in the event of a decision adverse to us in the matter discussed above. However, if an adverse decision in the matter exceeds the insurance coverage or if the insurance coverage is deemed not to apply to the matter, it could have a material adverse effect on us, our financial condition, results of operations and future cash flows.

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

13.  EQUITY

Preferred Stock

Preferred stock may be issued from time to time by our Board of Directors, which is responsible for determining the voting, dividend, redemption, conversion and liquidation features of any preferred stock.

Options and Warrants

Under our 2000 Broad-Based Employee Plan (the “2000 Plan”) we may grant non-qualified stock options to our employees, directors and eligible consultants for up to the greater of 400,000 shares or 4% of the aggregate number of shares of common stock issued and outstanding immediately after grant of any option under the 2000 Plan. However, in conjunction with the approval of the amended and restated 2006 Incentive Plan and the amendments to the 2000 Directors Stock Plan, the Company agreed not to thereafter grant any additional awards under the 2000 Broad-Based Employee Plan or the 1996 Stock Option Plan. The 2000 Plan options vest up to five years and expire ten years from the grant date. Under our 1996 Stock Option Plan, as amended and restated in April 1998 (the “1996 Plan”) we may grant non-qualified and incentive stock options for up to the greater of 1,932,119 shares or 15.0% of the aggregate number of shares of common stock outstanding. The 1996 Plan options vest up to seven years and expire seven to ten years from the grant date. The Compensation Committee of the Board of Directors, which consists entirely of independent directors, is responsible for determining the exercise price and vesting terms for the granted options. The 1996 Plan and 2000 Plan option exercise prices could be no less than the market price of our common stock on the date of grant.

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

For a summary of the status of our various option plans at December 31, 2009, see Note 3 to the consolidated financial statements.

Treasury Stock

We did not repurchase any of our common stock in the years ended December 31, 2009 and 2008. Under the terms of our Senior Notes and our Amended Credit Facility, we can purchase shares of our stock subject to certain cumulative restrictions.

Under the terms of our Senior Notes and our Amended Credit Facility, we can purchase shares of our stock subject to certain cumulative restrictions. In July 2009, our Board of Directors authorized a stock repurchase program which provides for up to $10.0 million in purchases through December 2010.  In September 2009, we adopted a 10b5-1 Plan to facilitate purchases of our common stock pursuant to such stock repurchase plan.  The Company may also repurchase our common stock in open market purchases.

Employee Stock Purchase Plan

We have an employee stock purchase plan under which employees can make contributions to purchase our common stock. Participation in the plan is elected annually by employees. The plan year begins each January 1st (the “Exercise Date”) and ends on December 31st (the “Ending Date”).  Purchases of common stock are made at the end of the year using the lower of the fair market value on either the Beginning Date or Ending Date, less a 15.0% discount. For the years ended December 31, 2009, 2008 and 2007, employee contributions of approximately $0.3 million, $0.1 million and $0.2 million were used to purchase 18,277 shares, 8,883 shares and 25,348 shares, respectively, of our common stock.

2006  Incentive Plan

Our stockholders approved the (a) establishment of the 2006 Equity Incentive Plan at our June 29, 2006 annual meeting and the (b) amendment and restatement of such plan and change of name to the 2006 Incentive Plan (the “2006 Plan”) at our June 18, 2009 annual meeting. The purpose of the 2006 Plan is to promote the interests of the Company and its stockholders by (i) attracting and retaining employees, directors, and consultants of the Company and its affiliates, (ii) motivating such individuals by means of performance-related incentives to achieve longer-range performance goals, and (iii) enabling such individuals to participate in the long-term growth and financial success of the Company. At the discretion of the Compensation Committee, any employee, director, or consultant of the Company or its affiliates may be granted an award under the 2006 Plan. The Compensation Committee administers the 2006 Plan.

A total of 2,265,000 shares of common stock are authorized for issuance under the 2006 Plan. Stock options (both non-qualified stock options and incentive stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, stock compensation and other stock-based awards and cash incentive awards may be granted under the 2006 Plan. The authorized shares under the 2006 Plan are in a “fungible pool”, with (a) each share granted in an award after June 18, 2009, in a form other than an option or a stock appreciation right (a “Full-Value Award”) counted against the 2,265,000 share limit as 1.6 shares (prior to June 18, 2009, shares granted under a Full-Value Award were counted against the share limit as 2 shares for each share awarded) and (b) each share subject an award in the form of options and stock appreciation rights counted against the share limit as 1 share for every 1 share granted.

In the event of a Change of Control, as defined in the 2006 Plan, any outstanding stock option, stock appreciation right, non-performance based restricted stock or restricted stock unit award, and performance based restricted stock, restricted stock units, performance share or performance unit award or cash incentive award (unless otherwise provided in the award agreement) will automatically vest. Upon a Change of Control, the Board of Directors may also take any one or more of the following actions: (i) provide for the purchase of any outstanding awards by the Company; (ii) make adjustments to any outstanding awards; or (iii) allow for the assumption or substitution of outstanding awards by the acquiring or surviving corporation.  Grants of 176,700 shares, 161,000 shares and 287,000 shares of restricted stock were made under the 2006 Plan during the years ended December 31, 2009, 2008 and 2007, respectively.  A grant of 40,000 options was made under the 2006 Plan during the year ended December 31, 2009.

14.  DERIVATIVE FINANCIAL INSTRUMENTS AND GUARANTEES

Debt Service Reserve Fund and Debt Service Fund

In August 2001, MCF completed a bond offering to finance the 2001 Sale and Leaseback Transaction in which we sold eleven facilities (as identified in Item 1 of this report) to MCF. In connection with this bond offering, two reserve fund accounts were established by MCF pursuant to the terms of the indenture: (1) MCF’s Debt Service Reserve Fund, aggregating $23.4 million at December 31, 2009, was established to: (a) make payments on MCF’s outstanding bonds in the event we (as lessee) should fail to make the scheduled rental payments to MCF or (b) to the extent payments were not made under (a), then to make final debt service payments on the then outstanding bonds and (2) MCF’s Bond Fund Payment Account, (as reported in Bond Fund Payment Account and other restricted assets in our Consolidated Balance Sheet) aggregating $9.8 million at December 31, 2009, was established to accumulate the monthly lease payments that MCF receives from us until such funds are used to pay MCF’s semi-annual bond interest and annual bond principal payments, with any excess to pay certain other expenses and to make certain transfers. These reserve funds are invested in short-term money markets and commercial paper. Both reserve fund accounts were subject to the agreements with the MCF Equity Investors (Lehman Brothers, Inc. (“Lehman”)) whereby guaranteed rates of return of 3.0% and 5.08%, respectively, are provided for in the balance of the Debt Service Reserve Fund and the Bond Fund Payment Account. The guaranteed rates of return were characterized as cash flow hedge derivative instruments. At inception, the derivatives had an aggregate fair value of $4.0 million, which has been recorded as a decrease to the equity investment in MCF made by the MCF Equity Investors (MCF non-controlling interest) and is included in other long-term liabilities in our Consolidated Balance Sheets. Changes in the fair value of the derivative instruments were recorded as an adjustment to other long-term liabilities and reported as other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Income (Loss). Due to the bankruptcy of Lehman in 2008, the derivative instrument no longer qualified as a hedge and was de-designated. Amounts included in accumulated other comprehensive income are reclassified into earnings during the same periods in which interest is earned on the debt service funds (approximately $0.3 million was amortized and recognized in earnings in the year ended December 31, 2009 and none in either of the years ended December 31, 2008 and 2007). Changes in the fair value of this derivative after de-designation were recorded into earnings. At December 31, 2008, the fair value was determined to be zero. The derivatives were terminated by MCF in the first quarter of 2009 with a fair value of zero.

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

15.  RELATED PARTY TRANSACTIONS

In September 1999, we entered into a non-compete agreement with Cornell’s founder, David Cornell, who was a director of Cornell through October 2003.  The non-compete agreement had a term of 10 years and required us to pay a monthly fee of $10,000 for the seven-year initial term of the consulting agreement.  We capitalized the monthly payments and amortized the amounts over the 10-year term of the non-compete agreement. Due to his death in December 2008, the remaining unamortized balance was written-off. We recognized amortization expense related to this agreement of approximately $84,000 for each of the years ended December 31, 2008 and 2007. These expenses were included in general and administrative expenses in 2008 and 2007, respectively.

We maintained a life insurance policy for Mr. Cornell and made payments related to this policy of approximately $0.2 million for each of the years ended December 31, 2008 and 2007. As a result of Mr. Cornell’s death in December 2008, we received a return of cash premiums previously paid of approximately $2.0 million in December 2008.

We entered into a consulting agreement with a former director, Arlene Lissner, which expired in December 2008.  Services rendered under this agreement included research and analysis for various topics including data collection, support and training for program development; performance-based contractual requirements and performance-improvement processes, accreditations and regulatory requirements.  Payments under this agreement totaled $0.3 million for each of the years ended December 31, 2008 and 2007.  The agreement concluded in 2008 and was not renewed.

16.  SEGMENT DISCLOSURE

Our three operating divisions are our reportable segments. The Adult Secure Services segment consists of the operations of secure adult incarceration facilities. The Abraxas Youth and Family Services segment consists of providing residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of 10 and 18 who have either been adjudicated or suffer from behavioral problems. The Adult Community-Based Services segment consists of providing pre-release and halfway house programs for adult offenders who are either on probation or serving the last three to six-months of their sentences on parole and preparing for re-entry into society at large as well as community-based treatment and education programs as an alternative to incarceration. All of our customers and long-lived assets are located in the United States of America. The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 2 to the consolidated financial statements. Intangible assets are not included in each segment’s reportable assets, and the amortization of intangible assets is not included in the determination of a segment’s operating income. We evaluate performance based on income or loss from operations before general and administrative expenses, incentive bonuses, amortization of intangibles, interest and income taxes. Corporate and other assets are comprised primarily of cash, investment securities available for sale, accounts receivable, debt service fund, deposits, property and equipment, deferred taxes, deferred costs and other assets. Corporate and other expense from operations primarily consists of depreciation and amortization on the corporate office facilities and equipment and specific general and administrative charges pertaining to corporate personnel and is presented separately as such charges cannot be readily identified for allocation to a particular segment.

The only significant non-cash items reported in the respective segments’ income from operations is depreciation and amortization (excluding intangibles) and impairment of long-lived assets (in thousands).

	Year Ended December 31,
	2009	2008	2007

Revenue:
Adult secure services	$233,586	$209,283	$183,199
Abraxas youth and family services	105,304	107,278	109,297
Adult community-based services	73,487	70,163	68,108
Total revenue	$412,377	$386,724	$360,604

Bureau of Prison Revenues (1):
Adult secure services	$115,938	$108,635	$95,022
Abraxas youth and family services	—	—	—
Adult community-based services	27,114	23,665	22,439
Total Bureau of Prison revenues	$143,052	$132,300	$117,461

Pre-opening and start-up expenses:
Adult secure services	$4,086	$—	$—
Abraxas youth and family services	—	—	—
Adult community-based services	—	—	—
Total pre-opening and start-up expenses	$4,086	$—	$—

Depreciation and amortization:
Adult secure services	$12,156	$10,504	$8,570
Abraxas youth and family services	2,909	2,866	2,736
Adult community-based services	1,693	1,535	1,525
Amortization of intangibles	1,135	2,200	2,407
Corporate and other	940	838	748
Total depreciation and amortization	$18,833	$17,943	$15,986

Income from operations:
Adult secure services	$64,824	$63,170	$44,096
Abraxas youth and family services	7,353	8,829	13,069
Adult community-based services	23,714	19,191	16,511
Subtotal	95,891	91,190	73,676
General and administrative expenses	(24,112)	(25,954)	(25,499)
Amortization of intangibles	(1,135)	(2,200)	(2,406)
Corporate and other	(943)	(839)	(762)
Total income from operations	$69,701	$62,197	$45,009

Capital expenditures:
Adult secure services	$17,750	$76,703	$48,538
Abraxas youth and family services	1,190	1,808	1,351
Adult community-based services	2,942	956	310
Corporate and other	419	448	691
Total capital expenditures	$22,301	$79,915	$50,890

Assets:
Adult secure services	$356,247	$358,406	$290,930
Abraxas youth and family services	103,276	105,991	109,478
Adult community-based services	62,251	60,170	63,008
Intangible assets, net	14,493	15,628	17,875
Corporate and other	114,298	96,726	81,496
Total assets	$650,565	$636,921	$562,287

(1) The Bureau of Prisons (“BOP”) is our only customer which makes up greater than 10% of our consolidated revenues.

17.  GUARANTOR DISCLOSURES

We completed an offering of $112.0 million of Senior Notes in June 2004. The Senior Notes are guaranteed by each of our subsidiaries (“Guarantor Subsidiaries”). The Guarantor Subsidiaries are 100% owned and are full and unconditional.  MCF does not guarantee the Senior Notes (“Non-Guarantor Subsidiary”). These guarantees are joint and several obligations of the Guarantor Subsidiaries. The following condensed consolidating financial information presents the financial condition, results of operations and cash flows of the Guarantor Subsidiaries and the Non-Guarantor Subsidiary, together with the consolidating adjustments necessary to present our results on a consolidated basis.

Condensed Consolidating Balance Sheet as of December 31, 2009 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$27,386	$317	$21	$—	$27,724
Accounts receivable	1,471	59,561	51	—	61,083
Restricted assets	—	3,831	26,147	—	29,978
Prepaids and other	20,024	1,466	—	—	21,490
Total current assets	48,881	65,175	26,219	—	140,275
Property and equipment, net	7	322,396	138,719	(5,599)	455,523
Other assets:
Restricted assets	—	—	27,017	—	27,017
Deferred costs and other	66,623	20,029	4,758	(63,660)	27,750
Investment in subsidiaries	98,003	1,856	—	(99,859)	—
Total assets	$213,514	$409,456	$196,713	$(169,118)	$650,565

Liabilities and Equity

Current liabilities:
Accounts payable and accrued liabilities	$42,192	$15,725	$4,370	$—	$62,287
Current portion of long-term debt	—	13	13,400	—	13,413
Total current liabilities	42,192	15,738	17,770	—	75,700
Long-term debt, net of current portion	181,540	1	108,300	—	289,841
Deferred tax liabilities	21,710	94	—	2,651	24,455
Other long-term liabilities	5,766	—	63,750	(67,685)	1,831
Intercompany	(296,432)	297,594	—	(1,162)	—
Total liabilities	(45,224)	313,427	189,820	(66,196)	391,827
Total Cornell Companies, Inc. stockholders’ equity	256,346	96,029	6,893	(102,922)	256,346
Non-controlling interest	2,392	—	—	—	2,392
Total equity	258,738	96,029	6,893	(102,922)	258,738
Total liabilities and equity	$213,514	$409,456	$196,713	$(169,118)	$650,565

Condensed Consolidating Balance Sheet as of December 31, 2008 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$14,291	$265	$57	$—	$14,613
Accounts receivable	2,045	66,921	422	—	69,388
Restricted assets	—	3,432	23,758	—	27,190
Prepaids and other	13,875	1,644	—	—	15,519
Total current assets	30,211	72,262	24,237	—	126,710
Property and equipment, net	101	312,446	141,975	(4,168)	450,354
Other assets:
Restricted assets	—	—	27,930	—	27,930
Deferred costs and other	60,322	23,267	5,367	(57,029)	31,927
Investment in subsidiaries	73,642	1,856	—	(75,498)	—
Total assets	$164,276	$409,831	$199,509	$(136,695)	$636,921

Liabilities and Equity

Current liabilities:
Accounts payable and accrued liabilities	$48,373	$15,515	$4,883	$322	$69,093
Current portion of long-term debt	—	12	12,400	—	12,412
Total current liabilities	48,373	15,527	17,283	322	81,505
Long-term debt, net of current portion	186,356	14	121,700	—	308,070
Deferred tax liabilities	16,246	94	—	1,151	17,491
Other long-term liabilities	5,851	113	56,733	(61,009)	1,688
Intercompany	(320,717)	320,722	—	(5)	—
Total liabilities	(63,891)	336,470	195,716	(59,541)	408,754
Total Cornell Companies, Inc. stockholders’ equity	227,722	73,361	3,793	(77,154)	227,722
Non-controlling interest	445	—	—	—	445
Total equity	228,167	73,361	3,793	(77,154)	228,167
Total liabilities and equity	$164,276	$409,831	$199,509	$(136,695)	$636,921

Condensed Consolidating Statement of Operations for the year ended December 31, 2009 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$18,008	$473,889	$18,008	$(97,528)	$412,377
Operating expenses, excluding depreciation and amortization	19,442	373,163	216	(97,176)	295,645
Pre-opening and start-up expenses	—	4,086	—	—	4,086
Depreciation and amortization	—	15,315	3,521	(3)	18,833
General and administrative expenses	24,037	—	75	—	24,112
Income (loss) from operations	(25,471)	81,325	14,196	(349)	69,701
Overhead allocations	(37,006)	37,006	—	—	—
Interest, net	616	14,011	11,362	(816)	25,173
Equity earnings in subsidiaries	30,309	—	—	(30,309)	—
Income before provision for income taxes	41,228	30,308	2,834	(29,842)	44,528
Provision for income taxes	16,602	—	—	1,353	17,955
Net income	24,626	30,308	2,834	(31,195)	26,573
Non-controlling interest	—	—	—	1,947	1,947
Income available to Cornell Companies, Inc.	$24,626	$30,308	$2,834	$(33,142)	$24,626

Condensed Consolidating Statement of Operations for the year ended December 31, 2008 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$18,008	$439,083	$18,008	$(88,375)	$386,724
Operating expenses, excluding depreciation and amortization	16,136	352,355	174	(88,035)	280,630
Depreciation and amortization	—	14,364	4,222	(643)	17,943
General and administrative expenses	25,879	—	75	—	25,954
Income (loss) from operations	(24,007)	72,364	13,537	303	62,197
Overhead allocations	(37,349)	37,349	—	—	—
Interest, net	8,000	5,093	10,997	(132)	23,958
Equity earnings in subsidiaries	31,233	—	—	(31,233)	—
Income before provision for income taxes	36,575	29,922	2,540	(30,798)	38,239
Provision for income taxes	14,384	—	—	1,219	15,603
Net income	22,191	29,922	2,540	(32,017)	22,636
Non-controlling interest	—	—	—	445	445
Income available to Cornell Companies, Inc.	$22,191	$29,922	$2,540	$(32,462)	$22,191

Condensed Consolidating Statement of Operations for the year ended December 31, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$18,008	$406,673	$18,008	$(82,085)	$360,604
Operating expenses, excluding depreciation and amortization	19,843	335,879	87	(81,699)	274,110
Depreciation and amortization	183	12,199	4,222	(618)	15,986
General and administrative expenses	25,424	—	75	—	25,499
Income (loss) from operations	(27,442)	58,595	13,624	232	45,009
Overhead allocations	(41,236)	41,236	—	—	—
Interest, net	6,972	5,094	11,889	309	24,264
Equity earnings in subsidiaries	13,244	—	—	(13,244)	0
Income before provision for income taxes	20,066	12,265	1,735	(13,321)	20,745
Provision for income taxes	8,156	—	—	679	8,835
Net income	11,910	12,265	1,735	(14,000)	11,910
Non-controlling interest	—	—	—	—	—
Income available to Cornell Companies, Inc.	$11,910	$12,265	$1,735	$(14,000)	$11,910

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2009 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$17,519	$19,660	$14,753	$51,932

Cash flows from investing activities:
Capital expenditures	—	(22,301)	—	(22,301)
Payments to restricted debt payment account, net	—	—	(2,389)	(2,389)
Proceeds from insurance recoveries on property and equipment	—	2,707	—	2,707
Net cash used in investing activities	—	(19,594)	(2,389)	(21,983)

Cash flows from financing activities:
Payments of MCF bonds	—	—	(12,400)	(12,400)
Proceeds from line of credit	2,000	—	—	2,000
Payments of line of credit	(7,000)	—	—	(7,000)
Payments on capital lease obligations	—	(14)	—	(14)
Proceeds from exercise of stock options and employee stock purchase plan contributions	568	—	—	568
Tax benefit of stock option exercises	8	—	—	8
Net cash provided by (used in) financing activities	(4,424)	(14)	(12,400)	(16,838)

Net increase (decrease) in cash and cash equivalents	13,095	52	(36)	13,111

Cash and cash equivalents at beginning of period	14,291	265	57	14,613

Cash and cash equivalents at end of period	$27,386	$317	$21	$27,724

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2008 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(34,261)	$78,937	$14,303	$58,979

Cash flows from investing activities:
Capital expenditures	—	(79,915)	—	(79,915)
Sales of investment securities	250	—	—	250
Payments to restricted debt payment account, net	—	—	(2,901)	(2,901)
Proceeds from sale of fixed assets	—	846	—	846
Net cash provided by (used in) investing activities	250	(79,069)	(2,901)	(81,720)

Cash flows from financing activities:
Payments of MCF bonds	—	—	(11,400)	(11,400)
Proceeds from line of credit	49,000	—	—	49,000
Payments of line of credit	(4,000)	—	—	(4,000)
Payments on capital lease obligations	—	(11)	—	(11)
Proceeds from exercise of stock options	737	—	—	737
Net cash provided by (used in) financing activities	45,737	(11)	(11,400)	34,326

Net increase (decrease) in cash and cash equivalents	11,726	(143)	2	11,585

Cash and cash equivalents at beginning of period	2,565	408	55	3,028

Cash and cash equivalents at end of period	$14,291	$265	$57	$14,613

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(59,489)	$74,169	$12,564	$27,244

Cash flows from investing activities:
Capital expenditures	—	(50,890)	—	(50,890)
Purchase of investment securities	(241,425)	—	—	(241,425)
Sales of investment securities	253,100	—	—	253,100
Facility acquisitions	—	(18,554)	—	(18,554)
Site acquisition	—	(5,053)	—	(5,053)
Payments to restricted debt payment account, net	—	—	(2,084)	(2,084)
Proceeds from sale of fixed assets	—	375	—	375
Net cash provided by (used in) investing activities	11,675	(74,122)	(2,084)	(64,531)

Cash flows from financing activities:
Proceeds from line of credit	30,000	—	—	30,000
Payments on MCF Bonds	—	—	(10,500)	(10,500)
Payments for debt issuance and other financing costs	(845)	—	—	(845)
Payments on capital lease obligations	—	(10)	—	(10)
Proceeds from exercise of stock options and warrants	2,786	—	—	2,786
Tax benefit of stock option exercises	355	—	—	355
Net cash provided by (used in) financing activities	32,296	(10)	(10,500)	21,786

Net increase (decrease) in cash and cash equivalents	(15,518)	37	(20)	(15,501)

Cash and cash equivalents at beginning of period	18,083	371	75	18,529

Cash and cash equivalents at end of period	$2,565	$408	$55	$3,028

18.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

(in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2009:
Revenues	$99,710	$105,334	$103,279	$104,054	$412,377
Income from operations	15,788	19,590	18,594	15,729	69,701
Income available to Cornell Companies, Inc.	5,257	7,230	6,693	5,446	24,626

Earnings per share:
Basic (a)	$.36	$.49	$.45	$.37	$1.65
Diluted (a)	$.36	$.48	$.45	$.36	$1.64

2008:
Revenues	$95,392	$94,646	$95,187	$101,499	$386,724
Income from operations	14,490	14,914	14,037	18,756	62,197
Income available to Cornell Companies, Inc.	4,634	5,345	4,828	7,384	22,191

Earnings per share:
Basic	$.32	$.37	$.34	$.52	$1.55
Diluted	$.32	$.36	$.33	$.50	$1.51

2009 Balance Sheet Data:
Working capital	$57,444	$63,160	$56,789	$64,575	$64,575
Total assets	635,601	643,946	635,948	650,565	650,565
Long-term debt, net of current portion	309,113	306,156	292,798	289,841	289,841
Equity	234.593	243,241	251,478	258,738	258,738

2008 Balance Sheet Data:
Working capital	$41,697	$35,444	$38,988	$45,205	$45,205
Total assets	578,530	602,787	628,107	636,921	636,921
Long-term debt, net of current portion	280,341	292,884	306,027	308,070	308,070
Equity	206,877	212,711	219,179	227,722	227,722

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act, we have not identified any change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  To make this assessment we used the criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2009 and 2008
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Changes in Equity for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
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

4.2

Indenture dated as of June 24, 2004 between Cornell Companies, Inc., the guarantors named therein and JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 25, 2004).

4.3	Form of 10 3/4% Senior Note due 2012 (included in Exhibit 4.2).

4.4

Registration Rights Agreement dated March 31, 1994, as amended, among Cornell Corrections, Inc. and the stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333- 08243), filed on July 17, 1996, as amended).

4.5

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

10.3*	Cornell Corrections, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-80187) filed on June 8, 1999).

10.4*†	Cornell Corrections, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2005.

10.5*	Cornell Companies, Inc. Amended and Restated 2000 Director Stock Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed April 28, 2009).

10.6*	Cornell Companies, Inc. Deferred Bonus Plan (incorporated by reference to Exhibit 10.44a to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).

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

10.16*†	Employment Agreement dated January 5, 2009 between Cornell Companies, Inc. and Cathryn L. Porter.

10.17*	Cornell Companies, Inc. Amended and Restated 2006 Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed April 28, 2009).

10.18*	Form of Cornell Companies, Inc. Restricted Stock Award — Performance Based (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2008).

10.19*	Form of Cornell Companies, Inc. Restricted Stock Award — Time Based (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 12, 2008).

10.20*

Form of Cornell Companies, Inc. Restricted Stock Award Agreement (Profitability & Time-Based) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2009).

10.21*	Form of Cornell Companies, Inc. Restricted Stock Award Agreement (Performance Based) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2009).

10.22*

Cornell Companies, Inc. First Amendment to the Amended and Restated 1996 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009).

10.23†	Facilities Lease Agreement between Inland PPD Hudson Associates, L.L.C. and Cornell Corrections of California, Inc. dated as of September 24, 2008.

10.24*†	Form of Director Stock Option Award Agreement

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K/A filed on March 13, 2009).
21.1†	List of Subsidiaries.

23.1†	Consent of PricewaterhouseCoopers LLP.

24.1†	Power of Attorney (see signature page of this Annual Report on Form 10-K).

31.1†	Section 302 Certification of Chief Executive Officer.

31.2†	Section 302 Certification of Chief Financial Officer.

32.1†	Section 906 Certification of Chief Executive Officer.

32.2†	Section 906 Certification of Chief Financial Officer.

*      Management compensatory plan or contract.

†      Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNELL COMPANIES, INC.

Dated:	February 26, 2010	By:	/s/ James E. Hyman
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on February 26, 2010.

SIGNATURE		TITLE

/s/ James E. Hyman		Chief Executive Officer, President and Chairman of the Board
James E. Hyman		(Principal Executive Officer)

/s/ John R. Nieser		Chief Financial Officer, Senior Vice President and Treasurer
John R. Nieser		(Principal Financial Officer and Principal Accounting Officer)

*		Director
Max Batzer

*		Director
Anthony R. Chase

*		Director
Richard Crane

*		Director
Zachary R. George

*		Director
Todd Goodwin

*		Director
Andrew R. Jones

*		Director
Alfred Jay Moran, Jr.

*		Director
D. Stephen Slack

* By:	/s/ Cathryn L. Porter
Cathryn L. Porter
Attorney-in-Fact