Form 10-K/A
period 2009-12-31
CORNELL COMPANIES INC
filed 2010-03-05
CIK 1016152

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐   No  ☒

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

Cornell Companies, Inc.

Table of Contents

2009 Form 10-K/A

		Page
Explanatory Note		3
Part IV
Item 15.	Exhibits and Financial Statement Schedules	3

Explanatory Note

This Amendment No. 1 amends Cornell Companies, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on February 26, 2010 (the “Original Filing”).  The Company is filing this Amendment No. 1 for the sole purpose of amending the list of exhibits included in Item 15 to amend the reference to the Company’s Second Amended and Restated Bylaws which was included in the Original Filing to instead refer to the Company’s Third Amended and Restated Bylaws which were included in the Company Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2010. Accordingly, this Amendment No. 1 sets forth Part IV, Item 15, Exhibits and Financial Statement Schedules, as amended and restated, in its entirety.  This Amendment No. 1 does not include the entire Form 10-K.

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

3.2	Third Amended and Restated Bylaws of Cornell Companies, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 24, 2010).

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

10.22*

Cornell Companies, Inc. First Amendment to the Amended and Restated 1996 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009)

10.23†	Facilities Lease Agreement between Inland PPD Hudson Associates, L.L.C. and Cornell Corrections of California, Inc. dated as of September 24, 2008.

10.24*†	Form of Director Stock Option Award Agreement.

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K/A filed on March 13, 2009).

21.1†	List of Subsidiaries.

23.1†	Consent of PricewaterhouseCoopers LLP.

24.1†	Power of Attorney (see signature page of the Annual Report on Form 10-K).

31.1	Section 302 Certification of Chief Executive Officer (filed herewith).

31.2	Section 302 Certification of Chief Financial Officer (filed herewith).

32.1	Section 906 Certification of Chief Executive Officer (filed herewith).

32.2	Section 906 Certification of Chief Financial Officer (filed herewith).

*      Management compensatory plan or contract.

†      Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on February 26, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2010.

CORNELL COMPANIES, INC.

By:	/s/ James E. Hyman
James E. Hyman
Chief Executive Officer, President and
Chairman of the Board
(Principal Executive Officer)

By:	/s/ John R. Nieser
John R. Nieser
Chief Financial Officer, Senior Vice
President and Treasurer
(Principal Financial Officer and Principal)
Accounting Officer)