Form 10-K/A
period 2009-12-31
CORNELL COMPANIES INC
filed 2010-04-30
CIK 1016152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 2

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

Cornell Companies, Inc.

2009 Form 10-K/A

Amendment No. 2

Explanatory Note

This Amendment No. 2 on Form 10-K/A (the “Amendment”) is being filed to amend the Annual Report on Form 10-K of Cornell Companies, Inc. (the “Company”) filed with the Securities and Exchange Commission on February 26, 2010 (as amended by the Annual Report on Form 10-K/A (Amendment No. 1) filed with the Securities and Exchange Commission on March 5, 2010, the “Original Report on Form 10-K”). The sole purpose of this Amendment is to include Items 10, 11, 12, 13 and 14 of Part III previously intended to be incorporated by reference through the Company’s proxy statement for its 2010 annual meeting of shareholders. The Company will not be filing its proxy statement for its 2010 annual meeting within 120 days following the end of its fiscal year 2009 and, therefore, is filing this Amendment. Accordingly, Items 10-14 of Part III are amended and restated in their entirety. The reference on the cover page of the Original Report on Form 10-K to the incorporation by reference of the registrant’s proxy statement relating to its 2010 Annual Meeting is also deleted. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.  Except as otherwise stated herein, the Amendment does not amend any other disclosure in the Original Report on Form 10-K.  The Original Report on Form 10-K continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the Original Filing, or to modify the disclosure contained in the Original Filing other than to reflect the changes described above.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors.  The following table sets forth the name, age and principal position of our directors as of April 15, 2010.  There are no family relationships between any of our officers or directors.

Name	Age	Principal Position
Max Batzer	66	Director
Anthony R. Chase	55	Lead Director
Richard Crane	63	Director
Zachary R. George	32	Director
Todd Goodwin	78	Director
James E. Hyman	50	Chairman, Chief Executive Officer & President
Andrew R. Jones	47	Director
Alfred Jay Moran, Jr.	66	Director
D. Stephen Slack	60	Director

Max Batzer has served as a director of the Company since May 2007.  Since 1999, Mr. Batzer has been with Wynnefield Capital, Inc., where he currently serves as a Portfolio Manager.  From 1991 to January 1999, he was Chairman of the Board and CEO of Diagnostic Health Services.  From 1981 until 1988, he was director and executive committee member of Simmons Airlines Inc., a publicly traded regional airline.  From 1981 through 1991, Mr. Batzer was President of General Hide and Skin Corporation, a worldwide commodity trading organization.  Mr. Batzer received his BSE from the Wharton School at the University of Pennsylvania and his MBA from the University of Arizona.  The Board believes that Mr. Batzer’s financial and business expertise, including his experience as an executive officer and director of several public and private companies, give him the qualifications and skills to serve as a director.

Anthony R. Chase has been a Director of the Company since October 1999 and was appointed lead director in May 2008. Since 1991, Mr. Chase has been a Professor of Law at the University of Houston Law Center, and he is also Chairman & CEO of ChaseSource, a staffing & recruiting firm.   From January 2009 through December 2009, Mr. Chase served as Executive Vice President of Crest Investment Company, a Houston-based private equity firm that develops business opportunities worldwide and currently serves as a consultant.   Prior to that position, he had most recently served as the Chairman and Chief Executive Officer of ChaseCom, a global customer relationship management and staffing services company until its sale in 2007 to AT&T.   He currently serves on the board of directors of the general partner of Western Gas Partners, L.P.   From July 2004 to July 2008, Mr. Chase served as a director of the Federal Reserve Bank of Dallas, and also served as its Deputy Chairman from 2006 until his departure in July 2008.  He received his JD from Harvard Law School, his MBA from Harvard Business School and his AB from Harvard College.  The Board believes that Mr. Chase’s legal, financial and business expertise, including his service as Director and Deputy Chairman of the Federal Reserve Bank of Dallas and his historical perspective and knowledge of the Company’s operations, give him the qualifications and skills to serve as a director.

Richard Crane has been a director of the Company since June 2005. As an attorney at law, Mr. Crane has been a sole practitioner since 1988.  Mr. Crane represents individual, corporate and government clients in corrections and sentencing matters.  Mr. Crane has also been a consultant in more than 30 corrections privatization projects and served on the Practitioners’ Advisory Group to the United States Sentencing Commission from 1990 to 2009.  From 1984 through 1987, Mr. Crane served as General Counsel for Corrections Corporation of America.  Mr. Crane also previously served as Chief Legal Counsel for the Louisiana Department of Corrections and as Director of the American Correctional Association’s Legal Issues Project.  Mr. Crane received his JD from Louisiana State University.  Mr. Crane has authored numerous articles on prison and privatization issues, including Monitoring Correctional Services Provided by Private Firms.  The Board believes that Mr. Crane’s legal and business experience, including his experience in corrections and privatization issues, give him the qualifications and skills to serve as a director.

Zachary R. George has been a director of the Company since June 2005.  Mr. George was appointed President and CEO of Huntingdon Real Estate Investment Trust in January 2010 and previously served as the President and CEO of IAT Air Cargo Facilities Income Fund during 2009.  Mr. George has been a Managing Member of FrontFour Capital Group LLC, since January 2007.  Prior to joining FrontFour Capital Group LLC, Mr. George was a Senior Investment Analyst at Pirate Capital LLC, covering private corrections and other industries, from 2004 to 2006.  From 2002 to 2004, Mr. George worked at Mizuho Corporate Bank LTD where he served as an Officer in Portfolio Management.  Mr. George received his JD from Brooklyn Law School.  Mr. George served on the boards of directors of Allied Defense Group and PW Eagle Inc. from 2006 to 2007.  The Board believes that Mr. George’s financial and business experience, including his familiarity with the private corrections and real estate sectors, and his investment experience, give him the qualifications and skills to serve as a director.

Todd Goodwin has been a director of the Company since June 2005.  Mr. Goodwin retired in 2002 as a Partner of Gibbons, Goodwin, van Amerongen, having spent 18 years with the private equity firm. Mr. Goodwin previously served as a Managing Director of Merrill Lynch.  Mr. Goodwin has served as a director on the boards of several companies, including Southwest Forest Industries, RT French Company, Rival Company, Schult Homes, Specialty Equipment, Horace Mann Education Corporation, Robert Half International, Riverwood International, Johns Manville Corporation, Ladish Company, EKCO Housewares, Merrill Lynch Institutional Fund, PW Eagle, Southampton Hospital and the Peconic Health Corporation. Mr. Goodwin is a director of Erickson Air-Crane and a Trustee of the Madison Square Boys & Girls Club.  Mr. Goodwin received his AB from Harvard College.  The Board believes that Mr. Goodwin’s financial and business experience, including his strong financial background and his years of service on the boards of directors of a number of public companies, give him the qualifications and skills to serve as a director.

James E. Hyman has been the Chief Executive Officer of the Company since January 2005 and was named Chairman of the Board in February 2005 and President of the Company in June 2007. Mr. Hyman was a Senior Managing Director at FTI Palladium Partners from October 2004 to January 2005. From 2003 to 2004, Mr. Hyman was a Partner with Sandhurst Capital.  From 1999 to 2002, Mr. Hyman was with Starwood Hotels and Resorts Worldwide, where he served as Executive Vice President.  Prior to that time, he held senior positions with GE Capital, Sequa Corporation and McKinsey & Co., and he started his career with JP Morgan.  Since 2000, Mr. Hyman has also served as Chairman of the not-for-profit Mega-Cities Project.  Mr. Hyman received an MBA, with distinction, from the Harvard Business School and an AB, with honors, from the University of Chicago.  The Board believes that Mr. Hyman’s financial and business experience, including his experience as our Chairman, President and Chief Executive Officer, and his extensive insight into our operations, give him the qualifications and skills to serve as a director.

Andrew R. Jones, CFA has been a director of the Company since March 2007. Mr. Jones is the Managing Member of NS Advisors, LLC, the general partner of North Star Partners, LP.   Mr. Jones founded North Star Partners, LP in 1996 and has directed its investment activities since inception.  From 1988 to 1995, Mr. Jones was a Managing Director and Analyst at Tweedy, Browne Company.  From 1986 to 1988, Mr. Jones was a Securities Analyst for Glickenhaus & Company.  He is a Chartered Financial Analyst and is a member of the New York Society of Securities Analysts.  The Board believes that Mr. Jones’ financial and business experience, including his strong financial background, give him the qualifications and skills to serve as a director.

Alfred Jay Moran, Jr. has been a director of the Company since June 2005.  Mr. Moran is Chairman and Chief Executive Officer of the Moran Group, LLC, a turnaround, value creation consulting firm that he founded in 2003.  He is currently Director of Administration & Regulatory Affairs, for the City of Houston.  During 2005 and 2006, he served as Director and Non-Executive Chief Strategy and Restructure Officer of Strome Investment Management, LP.  During 2004, he served as Chief Strategy and Restructuring Officer of Cooperheat MQS, Inc.  Throughout his career, Mr. Moran has been responsible for the turnaround or value enhancement, as CEO or consultant, of over 50 companies in many industries.  Prior to 2003, he was Senior Managing Director of the Value Creation Practice, as well as Principal and Member of the Executive Committee of Kibel, Green, Inc.  Mr. Moran received his MBA from Harvard Business School, his BA from the University of North Carolina, and he attended the Stanford Corporate Directors College at Stanford University.  The Board believes that

Mr. Moran’s financial and business experience, including his strong financial background and experience in the public sector, give him the qualifications and skills to serve as a director.

D. Stephen Slack has been a director of the Company since March 2003. Mr. Slack has been President and Chief Executive Officer of South Bay Resources, LLC, an energy exploration company, since March 2003. Mr. Slack was Chief Financial Officer and Principal of Andex Resources, LLC, an energy exploration and production company, from June 2000 to January 2003. From 1995 to 2000, Mr. Slack was Chief Financial Officer of Inventory Management and Distribution Company, an independent manager of natural gas storage and transportation assets. Mr. Slack previously served as Chief Financial Officer and a director of Pogo Producing Company.  Mr. Slack received his BS from the University of Southern California and his MBA from Columbia University.  The Board believes that Mr. Slack’s financial, accounting and business experience, including his prior chief financial officer experience and his historical perspective and knowledge of the Company’s operations, give him the qualifications and skills to serve as a director.

Changes To The Procedures By Which Securityholders May Recommend Nominees for Director.  On February 18, 2010, following approval by our Board, we amended and restated in its entirety our Second Amended and Restated Bylaws.  Our Third Amended and Restated Bylaws now (i) provide that notice of a proposed nomination by a stockholder of a person for election to the Board must be provided not less than 90 nor more than 120 days prior to the first anniversary of the prior year’s annual meeting of stockholders and (ii) require more detailed information in a notice by a stockholder who intends to propose a nomination, including the information specified in our Third Amended and Restated Bylaws about the stockholder submitting a nomination and each person being nominated.

Audit Committee; Audit Committee Financial Expert.  We have a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee is composed of Alfred J. Moran, Jr. (chairman), Anthony R. Chase and D. Stephen Slack.  As required by the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring that public companies disclose whether or not its Audit Committee has an “audit committee financial expert”.  The Board of Directors has affirmatively determined that Mr. Alfred J. Moran, Jr. satisfies the definition of “audit committee financial expert,” and has designated him as an “audit committee financial expert.”

Executive Officers.  The following table sets forth the names, ages and positions of our executive officers as of April 15, 2010:

Name	Age	Position
James E. Hyman	50	Chairman, Chief Executive Officer and President
John R. Nieser	51	Senior Vice President, Chief Financial Officer and Treasurer
Cathryn L. Porter	54	Senior Vice President, General Counsel and Corporate Secretary
Patrick N. Perrin	49	Senior Vice President and Chief Administrative Officer

James E. Hyman See “Proposal No. 1, Election of Directors — Nominees for Director” for Mr. Hyman’s biographical information.

John R. Nieser was named Treasurer in April 2004, Chief Financial Officer in February 2005 and Senior Vice President in March 2008.  Mr. Nieser served as Acting Chief Financial Officer from August 2004 to February 2005.  Prior to joining Cornell in April 2004, Mr. Nieser served as Controller from December 2000 to June 2003 for a number of organizations, including GE Aero Energy Products.  Prior to that time he held various senior positions including chief financial officer and treasurer in the financial services industry.

Cathryn L. Porter was named General Counsel on January 5, 2009 and was appointed to the positions of Senior Vice President and Corporate Secretary in February 2009.  Ms. Porter was Of Counsel with Thompson & Knight, LLP from January 2006 until the time she joined the Company, and served as General Counsel and Corporate Secretary at Nevada Gold & Casinos, Inc. from June 2004 until January 2006.

Patrick N. Perrin has served as Senior Vice President since June 2003, Vice President from June 2001 to June 2003 and Chief Administrative Officer since November 1998. Prior to November 1998, Mr. Perrin served as Corporate Director of Risk Management, Employee Benefits and Retirement Plans for Tracor, Inc. from November 1991 to October 1998.

Code of Ethics.  We have a Policy Governing Business Conduct that applies to all directors and all employees, including the Chief Executive Officer, the Chief Financial Officer and the Principal Accounting Officer, a copy of which is posted on, and made available free of charge through, our website at www.cornellcompanies.com under “About Us - Corporate Governance.”  Amendments to the Policy Governing Business Conduct and any waivers applicable to our directors or executive officers will be posted on our website at www.cornellcompanies.com under “About Us - Corporate Governance”.

We have a separate Code of Ethics for Senior Financial Officers that applies to the Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other financial professionals, a copy of which is posted on, and made available free of charge through, our website at www.cornellcompanies.com under “About Us - Corporate Governance.”  This separate code of ethics is designed to promote honest and ethical conduct by such individuals, proper disclosure of financial information, and compliance with applicable governmental laws, rules and regulations.  Any amendments to the Code of Ethics for Senior Financial Officers and any waivers which are applicable to our Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer will be posted on our website at  www.cornellcompanies.com under “About Us - Corporate Governance”.

Section 16(a) Beneficial Ownership Reporting Compliance.  Section 16(a) of the Exchange Act requires the Company’s directors and executive officers to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of common stock. Based solely on a review of the copies of such reports and amendments thereto furnished to the Company and written representations that no other reports were required, the Company believes that all of its directors, executive officers and beneficial owners of more than ten percent of a registered class of its equity securities during the year ended December 31, 2009 complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

ITEM 11.               EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis.  The following compensation discussion and analysis contains information regarding measures applicable to performance-based compensation and targets and other achievement levels associated with these measures. We caution investors not to regard this information, to the extent it may relate to future periods or dates, as forecasts, projections or other guidance. The reasons for this caution include the following: (i) the information regarding performance objectives and associated achievement levels was not intended as guidance and does not necessarily reflect predicted outcomes, (ii) the information is formulated as of earlier dates and does not take into account subsequent developments, (iii) the targets may include adjustments from, or otherwise may not be comparable to, financial and operating measures that are publicly disclosed and may be considered of significance to investors, and (iv) some achievement levels, such as those relating to incentives for superior performance, may be based on assumptions that differ from actual results.

In this Compensation Discussion and Analysis, we describe our process for setting executive compensation, including a description of our Compensation Committee (the “Committee”) and its role in establishing and evaluating our executive compensation program, our overall executive compensation philosophy and objectives, the elements of our executive compensation program, the performance goals that our program is intended to reward, and decisions we made for 2009 relating to the compensation we paid our executive management team, including the executive officers named in the Summary Compensation Table (our “named executive officers”).

Our Executive Compensation Philosophy

Our executive compensation program is designed to attract and retain qualified and effective executive talent and motivate behaviors that drive profitable growth and the creation of long-term value for our shareholders. The primary elements include base salary, short-term performance-based cash incentive compensation and long-term performance-based and, for periods prior to 2009, time-based equity incentive compensation.

Our executive compensation program is designed to be flexible and market competitive, reward the achievement of established performance criteria and enhance stock ownership among our executives. The following principles provide the framework for Cornell’s executive compensation program:

Shareholder Alignment.  Total compensation is tied to our financial results and operational performance measures. To strengthen our management team’s alignment with shareholders, executives are encouraged to manage from an owner’s perspective by accumulating an equity stake in the Company. We also implemented an executive stock ownership policy in 2007, which is described below under “-Executive Stock Ownership Policy.”

Targeted Total Compensation.  The competitive benchmarks described below are determined by reviewing pay opportunities at companies with which we may compete for executive talent, such as key management positions for adult and juvenile correctional institutions, skilled nursing-care facilities, psychiatric hospitals, hospitals and similar-sized companies in both annual revenue and market capitalization, with the peer companies being those listed below.

Actual pay may vary above or below the benchmark for any of our executives based on a number of relevant factors, including (i) local and national market conditions impacting talent demands, (ii) retention needs, (iii) value to our shareholders, (iv) future leadership potential, (v) critical experience and skills, and (vi) levels of sustained performance. This comprehensive market-based approach allows us to strike the proper balance between competitive benchmarks and the attraction / retention of key management talent.

2009 Named Executive Officer Compensation.  For 2009, our financial performance resulted in salary and incentive compensation payments within targeted levels based on the Company’s EPS performance.

Chief Executive Officer. The targeted compensation for our Chief Executive Officer is the 50th percentile for our peer companies for annual cash compensation opportunities and 75th percentile for our peer companies for long-term incentive opportunities.  Mr. Hyman’s contract was renegotiated and extended in 2007. In connection with this modification, his annual salary has been set at $525,000 for the period through March 31, 2010. In 2007, this amount was above the targeted range, although we believed this fixed salary would result in the target level generally being achieved over the three year period on average.

For long-term incentives, after careful consideration of the relevant factors listed above, we made equity grants to Mr. Hyman with an annualized economic value well-above the targeted range. This equity grant was also made in connection with the renegotiation of Mr. Hyman’s employment agreement. These 2007 awards were designed to retain Mr. Hyman over multiple years. The grants employ both a time-based and performance-based component, and a portion of the 2007 economic value will be considered when determining future grants. We believe Mr. Hyman’s potential employment opportunities outside of the Company necessitated significant 2007 equity grants, and that those grants, net of the unvested shares Mr. Hyman agreed to cancel in 2007, were warranted.   In 2008 and 2009, we made equity grants to Mr. Hyman which were designed to retain Mr. Hyman over multiple years.  The grants employed both a time based and performance-based component.  Award details are summarized in the Grants of Plan-Based Awards table.

Key Executives Other Than CEO.  For 2009 and 2010, total compensation opportunities and individual program elements for our key executives other than our Chief Executive Officer are targeted to the competitive 50th percentile.

Peer Companies.  The peer group of companies includes: Advocat Inc., America Service Group, Brookdale Senior Living, Capital Senior Living Corporation, Corrections Corporation of America, Emeritus Corporation, Five Star Quality Care, The GEO Group, Hanger Orthopedic Group, Horizon Health Corporation, National HealthCare Inc., Odyssey HealthCare Inc., The Provident Service Corporation and Psychiatric Solutions.

Total Compensation Mix.  Our targeted pay mix of salary and performance-based incentives is designed to reflect a combination of competitive market practices and strategic business needs. The degree of performance-based incentive pay (“at risk” compensation) and the level of total compensation opportunities increase with an executive’s responsibility level.

Compensation Committee’s Role

The primary responsibility for designing, establishing and evaluating our executive compensation program lies with the Committee. The Committee acts under a written Compensation Committee Charter, which describes the Committee and its primary responsibilities.

Our Board of Directors appoints the members of the Committee, which is made up of at least two Board members, each of whom is determined to be “independent” under the rules of the New York Stock Exchange. Additionally, no director may serve on the Committee unless he or she:

•                  Is a “non-employee director” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and

•                  Satisfies the requirements of an “outside director” for purposes of section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

The Board selects members of the Committee based on their knowledge and experience in compensation matters and is careful to avoid any conflicts of interest in naming the Committee members. The members of the Committee are Andrew R. Jones, Chairman, Zachary R. George, and D. Stephen Slack.

The Committee meets as frequently as appropriate under the circumstances. The Committee meets separately on at least an annual basis with our Chief Executive Officer, our Chief Administrative Officer and any other corporate officers as the Committee deems appropriate to carry out the Committee’s responsibilities.

The Committee reviews and approves the compensation packages for our named executive officers, including performance goals, target and maximum incentive compensation levels and equity awards. The Committee also reviews and approves, with input and the recommendation of our Chief Executive Officer, the aggregate compensation of our entire management team (consisting of our other executives in addition to the executive officers and our senior managers). Specific compensation for individual executives, other than our executive officers, is generally set by our Chief Executive Officer, subject to a review by the Committee of the compensation for all executives.

The Committee is authorized to engage independent compensation and benefits consultants, and to set the terms of such engagements. Based on this authorization, the Committee engaged James F. Reda & Associates, LLC and Exequity, LLP (“Exequity”) to assist the Committee in analyzing and designing our executive compensation program, and to advise the Committee in establishing the compensation of our executives for 2009.  In 2010, the Committee engaged Exequity to assist the Committee in establishing the compensation of our executives for 2010.

Role of Executives in Compensation Decisions

Our executives, particularly including our Chief Executive Officer, also play a significant role in the compensation-setting process, which includes evaluating employee performance, helping the Committee establish business performance targets and objectives and recommending salary and other compensation levels for our management team. Our Chief Executive Officer and our Chief Administrative Officer participate in Committee meetings from time to time at the request of the Committee to provide background information regarding business initiatives and goals and the performance of our executive officers; however, our Chief Executive Officer is not present for Committee discussions regarding his compensation. As discussed above, our Chief Executive Officer also determines specific compensation for executives other than executive officers subject to the described parameters.

Elements of Our Executive Compensation Program

While we strive to ensure that our executive compensation program is fair and competitive, we have also tried to maintain a program that can be clearly understood by our executives. Our approach consists of a comprehensive compensation package designed to reward individual performance based on the Company’s short-term and long-term performance and how this performance links to our corporate strategy. For our executives, including the named executive officers, we reward short-term performance with a market competitive base salary for performing their day to day duties and we reward their accomplishment of short-term financial and strategic objectives measured over the current year through our incentive compensation program. Our equity compensation for executive officers, including the named executive officers, are granted to retain executives, build executive ownership and align compensation with achievement of the Company’s long-term financial goals as measured over multi-year periods.

Base Salary.  Base salary is a critical element of our overall executive compensation program because it provides our executive officers with a base level of annual income to perform their responsibilities on a sustained basis. In determining base salaries of each of our executives, we consider the executive’s past and current base salary and overall compensation, as well as the executive’s position, experience, qualifications, past performance and potential role in the future success of our company. We also review the base salaries of comparable executives of other companies based on the data provided to us by our compensation consultants, the vulnerability of our executives to recruitment by other companies and the difficulty and costs associated with replacing executive talent. Finally, we analyze the base salaries of our executives in light of their overall compensation opportunities to ensure not only that the executive has a reasonable guaranteed level of base salary, but also that a significant and appropriate portion of his/her overall compensation is in the form of performance-based incentive compensation. In this way, we attempt to provide appropriate incentives for our executives to stay focused on our Company’s long-term performance, and to align the goals of our executive officers with the interests of our shareholders by rewarding outstanding company performance that increases value to our shareholders. Base salaries, effective as of April 1, 2010, for our named executive officers, which were determined in light of all of these factors, are:

Named Executive Officer	Base Salary
James E. Hyman, Chairman, President & Chief Executive Officer	$525,000
John R. Nieser, Senior Vice President, Chief Financial Officer, & Treasurer	$260,000
Cathryn L. Porter, Senior Vice President & Corporate Secretary	$245,000
Patrick N. Perrin, Senior Vice President & Chief Administrative Officer	$215,000

Incentive Compensation Program.  As stated above, we believe that it is critical to base a significant portion of the overall compensation of our executives on the attainment of performance goals that are key to the success of our Company. We believe this helps ensure that the primary focus of our executive management team will be on our success and shareholder value. Under the terms of our annual incentive compensation plan (“ICP”), eligible employees, including our named executive officers, can earn annual cash incentive awards for achieving established performance criteria. The annual incentive compensation payments are based upon the attainment of specified performance goals set each year by the Committee for our executive officers. The performance goals include both quantitative financial goals and qualitative individual goals.

The individual ICP opportunities are set as a part of the Committee’s review of the executive officer’s overall compensation. Mr. Hyman and our Chief Administrative Officer review with the Committee the financial performance calculations and the individual performances for the executive officers, and the Committee then approves the actual ICP amounts earned. The Committee, in determining the named executive officer incentive compensation awards can consider a variety of qualitative factors in which results were achieved in determining the amount of the award.

Threshold, target and maximum payment opportunities for the financial goals are established for each executive officer based on a percentage of the officer’s base pay. The financial goals for 2009 were based upon a calculation of our earnings per share (“EPS”). The ICP EPS calculation is adjusted for changes to applicable accounting standards after the performance goal has been set, unbudgeted capital transactions, and profit or loss attributable to a business acquired by us during the year.  For 2009, the ICP EPS calculation was adjusted from $1.64 EPS (as determined under GAAP and reported on our 10K) to $1.76 EPS based on the “carve out” of $2.9 million ($0.12 EPS) of unbudgeted “start up” expenses (including, but not limited to personnel and fringe benefits, inmate care, building and utilities) related to the accelerated opening of the Hudson Correctional Facility in the fourth quarter of 2009.  The Board approved the adjustment so that management’s 2009 ICP results would not be penalized for the accelerated opening of the Hudson facility.  There were no other adjustments to the ICP EPS calculation for 2009.

EPS was chosen to focus management on our net income, which we believed was the key area to drive our financial performance for 2009. We also believe it was an appropriate metric because it is a commonly used measure of financial performance by the Company, our analysts and shareholders.

The qualitative individual goals are discussed below for our named executive officers.  The individual goals for Mr. Hyman are approved by the Committee through a discussion and review with Mr. Hyman, and the individual goals for our other executive officers are determined through a discussion and review between Mr. Hyman and the other executive officers.

The Committee has determined that the financial performance measures for Mr. Hyman’s and the other executives’ incentive awards for the 2010 fiscal year will be based on earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is a commonly used non-GAAP measure of financial performance by the Company, our analysts and shareholders. For measurement purposes, we determine EBITDA (earnings before interest, taxes, depreciation and amortization) as the summation of our income from operations and depreciation and amortization, as both are readily available as they are reported in our periodic public filings (including our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. This reconciliation may also be found on our website, www.cornellcompanies.com.   The Company’s definition and/or calculation of EBITDA could be different from similarly titled measures at other companies.  While both EPS and EBITDA are generally used to measure the financial results of a company, we believe that EBITDA will be a more appropriate measure in 2010 to focus management on our operating margin, which we believe is a key area to drive our financial performance for 2010 (placing an emphasis on areas including capacity utilization and facility population transitions and activation).  We believe both measures are similar in terms of the difficulty to achieve actual performance.

The total award under the ICP for 2009 for each of the named executive officers is set out in the Summary Compensation Table. The components of such awards are discussed below.

Annual Incentive Compensation of Our Chief Executive Officer. For 2009, the target annual incentive award for our Chief Executive Officer, James E. Hyman, was 100% of his base salary.  70% of Mr. Hyman’s award was based on EPS, and the remaining 30% of his award was based on the achievement of specified Company operational measures and personal milestones.  Mr. Hyman’s employment agreement provides that, of the targeted amount of 100% of his base salary, a minimum of 60% shall be based solely on achievement of financial objectives, and the remainder shall be based solely on achievement of operational and personal milestone objectives.

The following table sets forth the EPS performance criteria for the financial portion of the ICP for Mr. Hyman.   As described above, the EPS criteria is adjusted for changes to applicable accounting standards after the performance goal has been set, unbudgeted capital transactions, and profit or loss attributable to a business acquired by us during the year.  The actual percentage of the portion earned is determined on a pro-rata basis to the extent of the percentage of EPS earned within the established range. No amount would be payable if the threshold was not met.

	Threshold	Target	Max
EPS Criteria	$1.50	$1.77	$2.04 or greater
Portion to Be Earned	50%	100%	200%

These results were above the established threshold level and resulted in a payment to Mr. Hyman of the Company financial performance portion of the award in an amount of $360,694.  That amount is equal to 98.1% of the target for this portion of the award.

The maximum amount that Mr. Hyman was entitled to receive for the qualitative portion of his annual incentive award (30% of the aggregate target annual incentive award) was payable if all personal milestones established by the Committee for Mr. Hyman were achieved. For 2009, this portion of Mr. Hyman’s award was based on the following (with the weighting relative to the overall individual component noted in parenthesis):

•                  Board’s qualitative assessment of performance within the following areas:  Quality Assurance, Employee Engagement, Vulnerable Asset Plan, and Inmate Medical Plan,   (20%); and

•                  Board’s qualitative assessment of overall performance (10%).

For 2009, the Committee determined that Mr. Hyman’s individual performance resulted in a payout of $118,125, or 75% of the target for this portion of the award.

Annual Incentive Compensation for Other Executives.  For our named executive officers other than Mr. Hyman, a weighting of 65% was given to the attainment of the Company financial goals and 35% to the achievement of individual qualitative goals. The weighting reflects the Committee’s and Mr. Hyman’s evaluation of the Company’s priorities and desired effect on results. The maximum payout for these officers is 165% of the target award. This is equal to 200% of the portion of the award that is based on our financial performance (65%), plus the maximum payable under the portion of the award (35%) that is based on individual achievement of established personal goals.

The following table sets forth the EPS performance criteria for the financial portion of the ICP for our other named executive officers.  The actual percentage of the portion earned is determined on a pro-rata basis to the extent of the percentage of EPS earned within the established range. No amount would be payable if the threshold was not met.

	Threshold	Target	Max
EPS Criteria	$1.50	$1.77	$2.04 or greater
Portion to Be Earned	50%	100%	200%

Our actual EPS in 2009 was $1.64 and after approved adjustments under the ICP was $1.76.  These results were above the established threshold level and resulted in the payments described below to our other named executive officers for the financial performance portion of the ICP.  The following table sets forth for each of the other named executive officers the ICP opportunity, information relating to the financial portion of the ICP and information relating to the individual portion of the ICP. The individual goals and achievement of such goals are further discussed in the section following the table.

Named Executive Officer	2009 ICP Opportunity (As % of Salary)	% of Financial ICP Portion Earned in 2009	Amount of Financial Portion of ICP Earned in 2009 ($)	% of Individual ICP Portion Earned in 2009	Amount of Individual ICP Portion Earned in 2009 ($)
Mr. Nieser	50%	98.1%	82,500	100%	45,500
Ms. Porter	35%	98.1%	52,212	100%	28,788
Mr. Perrin	35%	98.1%	47,662	100%	26,338

Individual qualitative goals for Mr. Nieser in 2009 and their weighting relative to the overall individual component for 2009 were:

•                  quality of our consolidated financial statements for 2009 and the effectiveness of our internal controls over financial reporting (20%);

•                  successful implementation of financial system software conversion (20%);

•                  develop and implement leadership development action plans for staff based on identified needs (20%);

•                  implement funding/financing strategy for effectiveness and efficiency; analyze and implement opportunities for reduction in tax rate (20%); and

•                  drive enhanced productivity in core financial and accounting processes; reduce days sales outstanding; achieve certain savings targets (20%).

Individual qualitative goals for Ms. Porter in 2009 and their weighting relative to the overall individual component for 2009 were:

•                  develop risk matrix to optimize corporate performance vis-à-vis legal issues; develop executive and key management legal awareness training (25%);

•                  support development/strategic initiatives; measure execution against objectives (20%);

•                  advise Board of Directors on governance and relevant issues and trends (20%);

•                  support development and implementation of Authority Level Matrix and Record Retention Process (15%); and

•                  establish formal approach for each material lawsuit/claim to maximize efficiencies and minimize costs (15%).

Individual qualitative goals for Mr. Perrin in 2009 and their weighting relative to the overall individual component for 2009 were:

•                  implement efficiency projects in human resources information system/payroll, resulting in improved time and attendance collection and economic savings of $250,000 (15%);

•                  implement effectiveness projects in human resources information system/payroll administration, resulting in error elimination in software interfaces and achieving Employer Tax Credit Savings (prospectively and retrospectively) (20%);

•                  improve enterprise continuity and robustness, measured by disaster preparedness plans, second generation Work Climate Survey (25%);

•                  develop strategic projects supporting business unit strategic threats and opportunities processes, including long-term staffing models and development enhanced position/compensation structure in human resources information system (20%); and

•                  improve divisional alignment of providing resources to operations; implement customer scorecard; proactively monitor for early warning signs of employee relation issues (20%).

Equity Compensation.  As stated above, we believe that the use of equity-based compensation links the compensation of our executive management team to the long-term interests of, and the value realized by, our shareholders.

Our annual equity grants to our executive officers are approved by the Committee for recommendation to the full Board and then approved by the Board. For the annual equity grants to other executives and managers, the Board approves a pool through which our Chief Executive Officer is authorized to grant equity awards to such individuals.

In the past, we have used both time-based and performance-based awards, and we have granted both stock options and restricted shares. In 2009, we granted restricted shares to encourage retention and provide alignment with shareholders as value received will be consistent with return to shareholders over the performance period.  See Grants of Plan-Based Awards table for information concerning the number of restricted shares granted to the named executive officers in 2009. These grants consisted of performance based awards with certain time-based components.  Equity awards to our executives are subject to achievement of performance targets over a three-year performance period, with shares accumulating in one-third increments upon the achievement of each target with respect to any calendar year from 2009 up to and including 2011.  The shares, to the extent accumulated, will vest on April 1, 2012.  The targets for the performance based grants were based on EBITDA and are described in the footnotes to the table.

For 2009, 100% of our equity grants were performance based.  The 2009 grants of performance-based restricted stock to our named executive officers vest over time and are based upon achieving EBITDA targets established by the Compensation Committee (achievable in increments or in the aggregate over the 3-year performance period beginning with fiscal year 2009 and ending with fiscal year 2011).  The three separate EBITDA targets are $94 million, $102 million and $110 million.  The EBITDA targets were based on the Company’s December 2008 long-term plan for EBITDA performance.  Using the Company’s base 2009 operating plan/budget (output of the Company’s annual budget process), the initial tranche of $94 million was created as a “stretch” goal for the 2009 calendar year in excess of the base EBITDA level (contained in the operating plan).  The remaining tranche levels were established in accordance with the long-term financial plan and successful achievement of a combined annual growth rate in EBITDA in excess of 18% over the four year period performance period.  The Restricted Shares vest (if at all) as follows:  one-third of such shares vest upon the achievement of each of the EBITDA targets set forth above with respect to a fiscal year of the Company during the 3-year performance period.  By way of illustration, if prior to any EBITDA targets being met for the 4-year performance period, the EBITDA for a particular covered year were $102 million, then two-thirds of the Restricted Shares would vest (i.e. one-third for achieving the EBITDA target of $94 million and an additional one-third for achieving the EBITDA target of $102 million).  If one or more of the EBITDA targets have not been achieved during the 3-year performance period (2009 through 2011), then the unvested restricted shares will be forfeited.

In determining the number of restricted shares granted to our named executive officers in 2009, we employed the following methodology:

•                  We obtained market data for comparable companies from 2008 public surveys and proxy statements.  Using this data we determined the annual value for long-term incentives at the 25th, 50th and 75th percentiles.

•                  There was no formula used to determine the size or mix of the long term incentive (“LTI”) award.  We determined the target market range for each named executive officer by adjusting the market data based upon relevant factors (without weight but considered when making each LTI award) including (i) local and national market conditions impacting talent demands (ii) retention needs, (iii) value to our shareholders, (iv) future leadership potential, (v) critical experience and skills, and (vi) levels of sustained performance.

•                  We computed the value for each restricted share and performance vested restricted share awards.

•                  To determine the number of shares to grant, we divided the target award level by the value of one restricted share.

•                  For each named executive officer we targeted the award to fall about the 50th percentile of LTI awards made to executives within the peer group.

For 2010, we have continued to use long-term equity compensation grants as an important part of our overall executive compensation program and made the decision that 100% of our long-term equity compensation grants will be performance based. Equity awards to our executives are subject to achievement of performance targets over a three-year performance period, with shares accumulating in one-third increments upon the achievement of each target with respect to any calendar year from 2010 up to and including 2012.  The shares, to the extent accumulated, will vest on April 1, 2013.

Other Benefit Programs.  Our executives participate in other employee benefit plans generally available to our employees on a broad basis, including our 401(k) plan and health care benefit plans. Additionally, our executives and other qualifying members of our senior management are eligible to participate in a nonqualified deferred compensation plan, which permits eligible executives to defer a portion of their base salary and/or annual incentive pay until retirement, termination of employment or other events or times specified in the plan. Currently, none of our executives are actively participating in this nonqualified deferred compensation plan; however, we continue to maintain the plan because we believe it can be advantageous to us in attracting and retaining key executives. Above-market rates of interest are not offered under the deferred compensation plan. Beginning in 2007, our executive officers became eligible to receive a company contribution under the nonqualified deferred compensation plan to make up for matching contributions under our 401(k) plan which the executive may be required to forfeit as a result of the 401(k) plan not meeting the prescribed nondiscrimination tests applicable to 401(k) plans.

We do not provide any material perquisites to our executives and none of our executive officers received perquisites in excess of $10,000 in the aggregate in any of the last three fiscal years.

Executive Stock Ownership Policy

We adopted an executive stock ownership policy effective May 2007 to align the interests of management with the interests of shareholders and further promote Cornell’s commitment to sound corporate governance. The policy applies to the following officers of the Company and each is required to accumulate the amount of stock set forth below:

•                  Executive Chairman and Chief Executive Officer – 3 x Base Salary;

•                  Executive Officers – 2 x Base Salary; and

•                  Vice Presidents – 1 x Base Salary.

Under the policy, the following shall count towards satisfaction of the required ownership: (a) shares held directly or indirectly, (b) any restricted shares or share equivalents held under an award under a long-term incentive plan (whether or not vested), (c) shares owned jointly with or in trust for, their immediate family members residing in the same household, (d) shares held through a Company employee stock purchase plan or any savings, deferred compensation or other plan of the Company; and (e) shares underlying vested but unexercised stock options.  The covered officers are allowed a five year period to accumulate the requisite ownership. In determining whether an individual meets the required ownership level at the end of the transition period, the stock price to be used shall be the higher of (i) the average share price of the last trading day of each of the four completed quarters prior to the determination, and (ii) the average closing price for the ten trading days prior to the determination. A subsequent drop in the share price shall not result in any violation of the policy. Also, after the transition period, he or she may not sell shares unless after the sale, the ownership requirement would still be met. In making this determination, a covered individual must meet the stated ownership level immediately after the transaction based upon the share price at which the transaction is effected. The officers have five years from the date of adoption of the policy, if covered at that time, or otherwise from the date he or she becomes subject to the pertinent ownership requirement.

In the event a covered officer does not achieve his or her ownership level set forth above or thereafter sells shares in violation of the policy, the Board of Directors shall consider all relevant facts and take such actions as it deems appropriate under the circumstances.

All of our named executive officers currently meet the stock ownership requirements.

Accounting and Tax Considerations

In designing and administering the Company’s executive compensation program, the Committee considers the accounting effects of the various elements on the Company and the tax effects on the Company and the executives. Our stock option grant policies have been previously impacted by prior changes in authoritative guidance.  Under this guidance, we value stock options using a Black-Scholes option pricing model and recognize related expense in our income statement over the stock option’s vesting period.

We generally have intended to structure our compensation program to comply with Code Sections 162(m) and 409A. Not all compensation historically awarded would meet the requirements of section 162(m), however. Under section 162(m) of the Code, a publicly-held corporation may not take an income tax deduction for individual compensation paid to certain executives exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. Under section 409A of the Code, nonqualified deferred compensation arrangements must meet certain requirements regarding the timing of deferrals and distributions. If an arrangement does not comply with the section 409A requirements, the nonqualified deferred compensation becomes taxable to the executive in the first year it is not subject to a substantial risk of forfeiture. In such case, the executive officer is also subject to interest and an additional excise tax of 20% on the benefit includible in income.

Effect of Restatements or Earnings Adjustments and Recovery of Incentive Pay

In 2009, the Board of Directors adopted a policy regarding recoupment of compensation that goes beyond the requirements of the Sarbanes-Oxley Act of 2002. Specifically, if the Board determines that an accounting restatement was due, in whole or in part, to the fraudulent or intentional misconduct of an officer of the Company, then the Board shall, to the extent permitted by governing law and any applicable written employment agreements in effect at the time of a restatement, have the absolute discretion and authority to recoup from that officer any bonus or other incentive-based or equity-based compensation received by such officer during the 12-month period following the financial statement that has been restated.

Employment and Severance Agreements

We have entered into an employment agreement with our Chief Executive Officer, James E. Hyman, and we have severance/change in control agreements with certain of our other executive officers as described below. We believe that each of the employment and severance/change in control agreements we have entered into with our executives have been critical in our ability to retain the individual and provide the individual with reasonable financial security to focus on carrying out our business strategies. These agreements are described in the footnotes to the “Potential Payments Upon Termination or Change in Control” table set forth below.

James E. Hyman. In connection with the hiring of Mr. Hyman, we entered into an employment agreement in March 2005 under which he agreed to serve as our Chief Executive Officer and Chairman of the Board. The agreement was amended and restated in August 2007.  The agreement has a rolling two-year term (the “Employment Period”). Under the agreement, Mr. Hyman’s annual base salary shall not be less than $525,000 and may be increased at the discretion of our Compensation Committee. He is also eligible for the ICP amount described above based upon the achievement of established performance objectives.

Pursuant to the agreement, if we terminate Mr. Hyman’s employment for cause (as defined in the agreement) or if Mr. Hyman voluntarily terminates his employment without good reason (as defined in the agreement), Mr. Hyman is entitled to receive his base salary accrued through the termination date, any annual bonus for the fiscal year prior to his termination and reimbursement of all of his reasonable business expenses under our normal expense reimbursement policy.  If Mr. Hyman’s employment is terminated due to his death or disability (as defined in the agreement), Mr. Hyman or his estate will receive (i) his base salary accrued through the date of death or disability, (ii) any annual bonus for the fiscal year prior to his termination and a prorated bonus for the year in which the death or disability occurs, (iii) reimbursement of all of his reasonable expenses and (iv) extended health care benefits (COBRA) at our expense for six months.

If we terminate Mr. Hyman’s employment without cause or if he voluntarily terminates his employment with good reason, he is entitled to receive the following: (i) base salary accrued through the termination date, (ii) any annual bonus for the fiscal year prior to his termination and a prorated bonus for the year in which the termination occurs, (iii) an amount equal to two times his base salary plus his target bonus for the remainder of the Employment Period, (iv) reimbursement of all of his reasonable expenses, (v) extended health care benefits (COBRA) at our expense for eighteen months following his termination, and (vi) in accordance with the restricted stock awards of August 2007, the immediate vesting of the restricted stock awarded to him in August 2007.  All cash payments that we owe Mr. Hyman upon termination, regardless of the reason for termination, must be paid to him or his estate in a lump sum within one month of the date of termination.

If Mr. Hyman voluntarily terminates his employment within 180 days following a change in control, the termination will be considered to be with good reason, and Mr. Hyman will be entitled to receive the same benefits described above. Pursuant to the terms of the Company’s long-term incentive plan, all of Mr. Hyman’s remaining unvested restricted stock awards will vest upon a change of control as defined under such plan. A “change in control” means (i) a merger, consolidation or reorganization of the Company, if more than 50% of the combined voting power of the surviving entity’s securities outstanding immediately after such merger, consolidation or reorganization is owned by persons who were not shareholders of the Company immediately prior to such merger, consolidation or other reorganization, (ii) the sale, transfer or other disposition of all or substantially all of the Company’s assets, or (iii) a change in the composition of the Board of Directors of the Company, as a result of which fewer than two-thirds of the incumbent directors are directors who either (A) had been directors of the Company twelve (12) months prior to such change, or (B) were elected, or nominated for election, to the Board of Directors with the affirmative votes of at least two-thirds of the directors who had been directors of the Company twelve (12) months prior to such change and who were still in office at the time of the election or nomination. Mr. Hyman will also receive reimbursement for relocation expenses if his employment is terminated without cause or for good reason within 180 days following a change in control.

Pursuant to the agreement, Mr. Hyman was granted options to purchase 50,000 shares of our common stock under our Amended and Restated 1996 Stock Option Plan, with an exercise price equal to the closing price of the common stock on the date of grant. The options vested and became exercisable in one-third increments annually on each of January 24, 2006, 2007, and 2008.

Additionally, under the agreement, we entered into a Restricted Stock Award Agreement with Mr. Hyman effective as of March 14, 2005. Under this agreement we granted Mr. Hyman 85,000 shares of restricted stock, 25,000 shares of which vested on January 24, 2008. The other 60,000 restricted shares were performance based and were cancelled in connection with the amendment of the agreement in August 2007.

Mr. Hyman would also be entitled to a gross-up payment, to the extent any payments to him were treated as excess parachute payments subject to excise tax, so that the net amount received by Mr. Hyman after application of such tax would equal the amount he would have otherwise received had the excise tax not applied to him.

John R. Nieser. In March 2005, we entered into an employment/separation agreement with John R. Nieser, our Senior Vice President, Chief Financial Officer, and Treasurer, which was amended effective as of March 14, 2007 and April 16, 2010. The agreement had a rolling two-year term until March 14, 2007, and beginning March 15, 2007, switched to a rolling one-year term pursuant to its original terms. Mr. Nieser is eligible for an annual cash bonus at a targeted amount of 50% of his annual base salary upon the attainment of performance criteria established by the Committee under the ICP. Mr. Nieser’s initial base salary was set forth in the agreement but has since been subject to annual increases resulting in the base salary described above under “ — Elements of Our Executive Compensation Program — Base Salary.”

If Mr. Nieser’s employment is terminated due to death or disability (as defined in the agreement), Mr. Nieser or his estate is entitled to his base salary and bonus earned through the date of termination (as defined in the agreement). If Mr. Nieser’s employment is terminated for cause (as defined in the agreement) or due to voluntary resignation, Mr. Nieser is entitled to his base salary earned through the date of termination. If Mr. Nieser is terminated without cause, he is entitled to his base salary and bonus through the date of termination, plus an amount equal to his then current annual base salary.

If Mr. Nieser is terminated involuntarily by the Company within 180 days following a change in control (as defined above in the description of Mr. Hyman’s employment agreement), Mr. Nieser is entitled to (i) base salary earned through the date of termination; (ii) any incentive compensation award that has been earned but not paid; (iii) a pro rata portion of the target award under the Company’s ICP; and (iv) continuation of his base salary for 24 months.  Mr. Nieser furthermore would be entitled to additional payments equal to our contribution toward the cost of coverage under our health plan during the severance period for so long as Mr. Nieser remained covered by our health plan. All cash payments that we owe Mr. Nieser upon termination, other than the continuation of his base salary, must be paid to him or his estate in a lump sum within one month of the date of termination.  The continuation of his base salary will be paid in equal installments according to the normal payroll practices of the Company during the severance period.

Mr. Nieser would furthermore be entitled to a gross-up payment, to the extent any payments to him were treated as excess parachute payments subject to excise tax, so that the net amount received by Mr. Nieser after application of such tax would equal the amount he would have otherwise received had the excise tax not applied to him.

Cathryn L. Porter. In January 2009, we entered into an employment agreement with Cathryn L. Porter, our Senior Vice President, General Counsel and Corporate Secretary. Ms. Porter is eligible for an annual cash bonus at a targeted amount of 35% of her annual base salary upon the attainment of performance criteria established by the Committee under the ICP. If Ms. Porter’s employment is terminated due to death or disability (as defined in the agreement), Ms. Porter or her estate is entitled to her base salary and bonus earned through the date of termination (as defined in the agreement). If Ms. Porter’s employment is terminated for cause (as defined in the agreement) or due to voluntary resignation, Ms. Porter is entitled to her base salary earned through the date of termination. If Ms. Porter is terminated without cause, she is entitled to her base salary and bonus through the date of termination, plus an amount equal to her then current annual base salary.

If Ms. Porter is terminated involuntarily by the Company within 180 days following a change in control, Ms. Porter is entitled to (i) base salary earned through the date of termination; (ii) any incentive compensation award that has been earned but not paid; (iii) a pro rata portion of the target award under the Company’s ICP; and (iv) continuation of her base salary for 18 months.  Ms. Porter furthermore would be entitled to additional payments equal to our contribution toward the cost of coverage under our health plan during the severance period for so long as Ms. Porter remained covered by our health plan.

All cash payments that we owe Ms. Porter upon termination, other than the continuation of her base salary, must be paid to her or her estate in a lump sum within one month of the date of termination.  The continuation of her base salary will be paid in equal installments according to the normal payroll practices of the Company during the severance period.  For purposes of Ms. Porter’s employment agreement, a “change in control” shall mean (i) a merger or consolidation with any other entity whereby the Company’s shareholders do not own at least 50% of the voting capital stock of the surviving entity; (ii) a sale of all or substantially all of the Company’s assets; (iii) a dissolution of the Company; or (iv) any person or entity, together with its affiliates, becomes, directly or indirectly, the beneficial owner of at least 51% of the voting stock of the Company.

Patrick N. Perrin. In December 1999, we entered into a severance agreement with Patrick N. Perrin, our Senior Vice President and Chief Administrative Officer, as amended March 14, 2007.

If Mr. Perrin’s employment is terminated for any reason within one year following a change in control, all stock options, restricted stock awards and similar awards granted to Mr. Perrin prior to the termination date will vest immediately on the date of termination, and we will pay to Mr. Perrin a severance payment equal to the sum of (i) his highest annual base salary as of the termination date or the change in control date, and (ii) the average bonus paid to him for the two most recent full fiscal years ending on or prior to the termination date. The severance amounts are payable in a lump sum in cash (a) on the termination date if we terminate Mr. Perrin or (b) within thirty days after the termination date if Mr. Perrin’s employment is terminated by him or upon his death or retirement.  For purposes of Mr. Perrin’s severance agreement, a “change in control” shall mean (i) a merger or consolidation with any other entity whereby the Company’s shareholders do not own at least 50% of the voting capital stock of the surviving entity; (ii) a sale of all or substantially all of the Company’s assets; (iii) a dissolution of the Company; (iv) any person or entity, together with its affiliates, becomes, directly or indirectly, the beneficial owner of at least 51% of the voting stock of the Company; or (v) the individuals who constitute the members of the Company’s Board of Directors cease for any reason to constitute at least a majority thereof.

If Mr. Perrin’s employment is terminated involuntarily by us, with or without cause, within 180 days of a change in control, then in lieu of the rights and benefits described in the preceding paragraph, he would be entitled to his base salary and bonus earned through the date of termination, and continuation of his salary for 18 months. The continuation of his base salary will be paid in equal installments according to the normal payroll practices of the Company during the severance period. Mr. Perrin furthermore would be entitled to additional payments during the severance period, equal to our contribution toward the cost of coverage under our health plan for active employees, for so long as Mr. Perrin remained covered by our health plan.

Indemnification Agreements

We have entered into indemnification agreements with each of the named executive officers.  The indemnification agreements provide that we will indemnify the executive and hold him or her harmless from any losses and expenses which, in type or amount, are not insured under our directors’ and officers’ liability insurance, as a result of claims or allegations made against him or her for any breach of duty, neglect, error, misstatement, misleading statement, omission or other act done or wrongfully attempted solely by reason of being an officer or director of the Company.  Indemnification under these agreements is permitted only to the extent that it is permitted under Delaware law, and the indemnification is subject to certain exclusions.  The indemnification agreements also provide certain procedures regarding the right to indemnification and for the advancement of expenses.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on this review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

The Compensation Committee:
Andrew R. Jones, Chairman
Zachary George
D. Stephen Slack

Summary Compensation Table.  The following table includes information concerning compensation for our principal executive officer, our principal financial officer, and the two next most highly-compensated members of our executive management team.  We had only four named executive officers for 2009.

							Change in
							Pension Value
							and
						Non-Equity	Nonqualified
						Incentive	deferred	All Other
				Stock	Option	Plan	compensation	Compensation
Name and Principal		Salary	Bonus	Awards(1),(2)	Awards(1)	Compensation(3)	earnings	(4)	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

James E. Hyman,	2009	545,192	—	533,440	—	478,819	—	8,421	1,565,872
Chairman, President and	2008	525,000	—	712,640	—	826,875	—	8,160	2,072,675
Chief Executive Officer	2007	515,375	6,250	3,980,695	—	476,995	—	8,918	4,988,233

John R. Nieser,	2009	268,654	—	366,740	—	128,000	—	7,880	771,274
Senior Vice President, Chief	2008	253,654	—	445,400	—	210,000	—	6,182	915,236
Financial Officer and Treasurer	2007	240,577	—	421,600	—	117,000	—	8,330	787,507

Cathryn L. Porter,	2009	233,373	35,000	468,800	—	83,000	—	6,736	826,909
General Counsel and	2008	—	—	—	—	—	—	—	—
Corporate Secretary	2007	—	—	—	—	—	—	—	—

Patrick N. Perrin,	2009	219,523	—	208,375	—	74,000	—	7,789	509,687
Senior Vice-President and	2008	206,462	—	222,700	—	120,000	—	7,397	556,559
Chief Administrative Officer	2007	200,056	—	210,800	—	57,000	—	8,231	476,087

(1) Reflects the aggregate grant date fair value of awards of restricted stock (reported in the “Stock Awards” column) and stock options (reported in the “Option Awards” column) made in the year indicated, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 718, Compensation — Stock Compensation (referred to herein as “FASB ASC Topic 718).  The assumptions used in arriving at such amounts may be found as discussed in Note 3 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  For more information about restricted stock and stock option awards, see “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, and “Option Exercises and Stock Vested” tables.

(2) Contingent stock awards (contingent restricted stock awards) with future payment subject to satisfaction of continued employment for specified time periods and the achievement of specified performance-based conditions. Contingent restricted stock awards were made for the performance periods beginning January 1, 2007 and ending December 31, 2016, beginning January 1, 2008 and ending December 31, 2011, and beginning January 1, 2009 and ending December 31, 2011.  The values presented reflect the most probable outcome of such conditions.  The contingent restricted stock awards granted in 2007 included certain market-based (share price) awards for Mr. Hyman.  The value disclosed in the table above reflects the most probable outcome of such conditions.  The maximum value of the total 2007 awards at the grant dates assuming the highest level of performance was $4,617,155 for Mr. Hyman.

(3) Cash payments made in the following year for performance in the year indicated under the annual incentive compensation plan (“ICP”).

(4) All amounts shown in this column represent the total of matching contributions and life insurance premiums paid by the Company on each named executive officer’s behalf. No named executive officer received perquisites in excess of $10,000 in the aggregate.

Grants of Plan-Based Awards.  The following table sets forth certain information with respect to the options and non-equity incentive compensation awards granted during the fiscal year ended December 31, 2009 to each of our named executive officers.

	Grant Date (Board approved	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option Awards
Name	date 2/26/09)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units(3) (#)	Options (#)	Awards ($/Sh)	(4) ($)
James E. Hyman	04/1/2009	315,000	525,000	892,500	21,333	32,000	32,000	—	—	—
John R. Nieser	04/1/2009	51,350	130,000	214,500	14,667	22,000	22,000	—	—
Cathryn L. Porter	04/1/2009	31,049	82,250	135,713	10,000	15,000	15,000	12,500	—	—
Patrick N. Perrin	04/1/2009	28,407	75,250	124,163	8,333	12,500	12,500	—	—	—

(1) The estimated payouts of awards are based on a percentage of base pay for each named executive officer, as in effect at the end of the fiscal year.  For purposes of calculating threshold, target and maximum awards under our incentive compensation plan (“ICP”), base salaries as in effect at our fiscal year-end and target bonus percentages were as follows:  Mr. Hyman, $525,000 (100%); Mr. Nieser, $260,000  (50%); Ms. Porter, $235,000 (35%); and Mr. Perrin, $215,000 (35%).  The quantitative portion of the ICP contains specific threshold, target and maximum awards, while the qualitative portion depends on subjective measures that could result in an award from 0% - 100%.  For the qualitative portion, we assume that the threshold is equivalent to the achievement of the minimum percentage weighted qualitative goal for each executive (which ranges from 10% to 20%), target is 100% and maximum is 100%.  For a discussion of the criteria for these awards, including the methodology for the various payment levels, see “Compensation Discussion and Analysis - Elements of Our Executive Compensation Program — Annual Incentive Compensation of Our Chief Executive Officer” for Mr. Hyman and “Compensation Discussion and Analysis — Elements of Our Executive Compensation Program— Annual Incentive Compensation for Other Executives” for the other named executive officers.

(2) Represents the contingent restricted share equity incentive plan awards granted under our 2006 Incentive Plan during the fiscal year ended December 31, 2009, half of which are based on achievement of EBITDA performance targets and the other half of which are based on time plus profitability performance.  Portions of the total award will accumulate for each target achieved and accumulated amounts will vest on April 1, 2012.  The EBITDA performance criteria of the awards are based on EBITDA for a calendar year during the performance period, consisting of the following targets:

Named Executive Officer	Date of Grant	Amount of Grant	EBITDA Targets (In Millions)	Portion of Total Award Accumulated for Each Target Achieved
James E. Hyman	April 1, 2009	16,000 share grant	$94, $102 & $110	One-Third
John R. Nieser	April 1, 2009	11,000 share grant	$94, $102 & $110	One-Third
Cathryn L. Porter	April 1, 2009	7,500 share grant	$94, $102 & $110	One-Third
Patrick N. Perrin	April 1, 2009	6,250 share grant	$94, $102 & $110	One-Third

The time plus profitability performance criteria of the awards are based on positive net income for each fiscal year during the performance period:

Named Executive Officer	Date of Grant	Amount of Grant	Profitability Targets (for each fiscal year)	Portion of Total Award Accumulated for Each Target Achieved
James E. Hyman	April 1, 2009	16,000 share grant	Positive Net Income	One-Third
John R. Nieser	April 1, 2009	11,000 share grant	Positive Net Income	One-Third
Cathryn L. Porter	April 1, 2009	7,500 share grant	Positive Net Income	One-Third
Patrick N. Perrin	April 1, 2009	6,250 share grant	Positive Net Income	One-Third

The Threshold number of shares is based on the achievement of only the first EBITDA target and all three time plus profitability targets, since this would be the minimum target performance over the 3-year performance period.  The Maximum number of shares is based on the achievement of all three EBITDA targets and all three time plus profitability targets.  The Target number of shares is also based on the achievement of all three EBITDA targets and all three time plus profitability targets since amounts paid based on Target would also represent the maximum payout possible under the grant.

One-third of the EBITDA-based share grant will accumulate upon the achievement of each of the three EBITDA targets.  The accumulation date is the date that the Company certifies that it has achieved the EBITDA performance under any or all of the EBITDA targets during any of fiscal years 2009, 2010 or 2011.  For example, if the first two targets are achieved based on the EBITDA performance in fiscal year 2010, then 2/3 of the share grant will accumulate upon final certification of the fiscal year 2010 results.  If the remaining target is achieved based on the EBITDA performance in fiscal year 2011, then the remaining 1/3 of the share grant will accumulate upon final certification of the fiscal year 2011 results.  All accumulated shares will vest on April 1, 2012.

For a discussion of how EBITDA is determined and other aspects of our executive equity compensation, see “Compensation Discussion and Analysis-Elements of Our Executive Compensation Program.”

(3) The vesting schedule for the 2009 time vested plan-based award to Ms. Porter consisting of restricted stock which was granted under our 2006 Incentive Plan as follows:

Named Executive Officer
And Grant Date	Grant Date	Type of Award	Vesting Schedule
Cathryn L. Porter	January 5, 2009	Restricted Stock	Equal 25% Tranches Vest April 1, 2010, 2011, 2012 & 2013

(4) Grant date fair value of each equity award is calculated in accordance with current authoritative guidance by (i) in the case of restricted stock awards, multiplying the number of shares by the closing price of our common stock on the grant date, and (ii) in the case of options, applying the applicable Black Scholes valuation methodology.

Outstanding Equity Awards at Fiscal Year-End.  The following table sets forth information regarding restricted stock and option awards outstanding as of December 31, 2009 with respect to each of our named executive officers listed in the Summary Compensation Table.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(1) (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1) ($)
James E. Hyman	50,000			13.34	03/14/2015	70,000	(2)	1,589,000	5,000	(4)	113,500
	20,000			14.15	04/07/2016	45,000	(3)	1,021,500	10,000	(5)	227,000
						12,000	(10)	272,400	23,000	(6)	522,100
									22,500	(7)	510,750	(4)
									10,667	(11)	242,141
									32,000	(12)	726,400

John R. Nieser	10,000			13.59	06/03/2014	5,000	(8)	113,500	4,000	(9)	90,800
	10,000			12.26	08/12/2014	7,500	(10)	170,250	6,667	(11)	151,341
	29,900			12.60	03/31/2015				22,000	(12)	499,400
	11,000			14.15	04/07/2016

Cathryn L. Porter	—	—		—	—	12,500	(12)	283,750	15,000	(12)	340,500

Patrick N. Perrin	7,500			4.00	12/08/2010	2,500	(8)	56,750	2,000	(9)	45,400
	10,000			12.80	04/30/2012	3,750	(10)	85,125	3,334	(11)	75,682
	3,730			8.40	03/12/2013				12,500	(12)	283,750
	10,000			13.68	06/18/2014
	8,500			14.15	04/07/2016

(1) Based on the closing price per share of our common stock on December 31, 2009 of $22.70.

(2) Restricted shares awarded in 2007 were awarded under our 2006 Incentive Plan.  The restricted shares all vest on May 3, 2010.

(3) Restricted shares awarded in 2007 were awarded under our 2006 Incentive Plan.  The restricted shares all vest on March 8, 2010.

(4) The original share award vests in one-third increments upon our attainment of certain EBITDA performance goals which are $70 million, $85 million, and $105 million of EBITDA.  One-third of this award vested based on 2008 performance and one-third of this award vested based on 2009 performance.

(5) The original share award vests in one-third increments upon our attainment of certain share price performance goals which are $25, $30, and $35 (20-day average NYSE Closing Price).  One-third of this award vested on October 31, 2007.

(6) The original share award vests in one-third increments upon our attainment of certain EBITDA performance goals which are $80 million, $95 million, and $110 million of EBITDA.  One-third of this award vested based on 2008 performance.

(7) The original share award vests in one-third increments upon our attainment of certain share price performance goals which are $28, $32, and $36 (20-day average NYSE Closing Price).

(8) The original share award vests annually in one-fourth increments.  The first increment vested on April 1, 2008, and the remaining shown in this table vest annually thereafter.

(9) The original share award vests in one-fifth increments upon our attainment of certain EBITDA performance goals which are $69.1 million, $78 million, $86 million, $94 million and $102 million of EBITDA.  Two one-fifth increments vested based on 2008 performance, and one-fifth vested based on 2009 performance.

(10) The original share award vests annually in one-fourth increments, beginning April 1, 2009.

(11) The original share award vests in one-third increments upon our attainment of certain EBITDA performance goals which are $85 million, $105 million, and $125 million of EBITDA.  One-third of this award vested based on 2009 performance.

(12) The original share award vests based on our achievement of certain time plus profitability performance and EBITDA performance goals, as described in footnote 2 to the Grants of Plan-Based Awards table above.

Option Exercises and Stock Vested.  The following table sets forth information regarding the exercise of stock options and the vesting of restricted stock during fiscal 2009 for each of the named executive officers listed in the Summary Compensation Table:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
James E. Hyman	—	—	14,333	259,287
John R. Nieser	—	—	10,333	182,757
Cathryn L. Porter	—	—	—	—
Patrick N. Perrin	—	—	5,166	91,369

Pension Benefits.  The Company does not provide any benefits of the type required to be disclosed under the caption “Pension Benefits.”

Nonqualified Deferred Compensation.  Currently, all of the named executive officers are eligible to participate in our Deferred Compensation Plan.  However, none of the named executive officers have elected to defer any amount of his or her compensation to the plan, nor have we made any Company contributions.  Therefore, no benefits or related liabilities had accrued under this plan with respect to the named executive officers during the year ended December 31, 2009.

Beginning with the 2006 fiscal year, that portion of the Company matching contribution under our 401(k) plan that an executive officer would otherwise forfeit due to the limitations on compensation or the nondiscrimination testing applicable to our 401(k) plan, may be credited to our nonqualified deferred compensation plan.  We anticipate that the named executive officers may have an amount credited to this plan in 2010 relating to the 2009 fiscal year.  However, we will not make this determination until we have completed all testing under our 401(k) plan and the annual audit for the 2009 plan year of our 401(k) plan is complete.  Any such amounts credited to the named executive officer’s account will be reported in the year in which such amounts are credited to the account.

Potential Payments Upon Termination of Change in Control.  The following tables set forth the compensation payable to each of the named executive officers who were employed at the end of 2009 in the event of termination of such executive’s employment.  See “Compensation Discussion and Analysis — Employment and Severance Arrangements” for additional information regarding the payments to be made to each of the named executive officers upon termination of his or her employment.

The type and amount of compensation payable in connection with each of the events described below is set forth in the table. The amounts assume that termination was effective as of December 31, 2009 and are estimates of the awards and amounts that would be paid to the executives upon their termination.  Stock prices used in the following tables are based on the closing price on December 31, 2009.  The amounts do not include payment of base salary earned up to the date of termination.  For purposes of a “change in control,” we have assumed that the change in control provisions were triggered in all applicable plans and agreements.  The amount for COBRA continuation was determined on the basis of our cost of providing the continuation coverage.

Each of the agreements under which the termination payments are provided includes a covenant prohibiting the executive from disclosing our confidential information and a covenant restricting competition and solicitation of our employees by the executive.

James E. Hyman

	Death or Disability ($)	Voluntary Resignation ($)	Resignation for Good Reason or Termination without Cause ($)	Voluntary Resignation for Good Reason or Termination without Cause Following Change in Control ($)	Termination for Cause ($)
Severance Pay			1,050,000	1,050,000	0
2009 ICP	478,819		478,819	478,819	0
Severance ICP @ Target			1,050,000	1,050,000	0
COBRA Continuation	9,718		29,153	29,153	0
Unvested Restricted Stock			2,054,350	5,224,791	0
Vested Options	639,000	639,000	639,000	639,000	0
Unvested Options					0
Relocation Expense				*	0
Tax Gross Up (280G Excise Tax)				1,812,329	0
TOTAL	1,127,537	639,000	5,301,322	10,284,092	0

* Mr. Hyman is eligible for relocation expense reimbursement in the event he has relocated his family prior to a change in control event.

John R. Nieser

	Death or Disability $	Voluntary Resignation $	Resignation for Good Reason $	Termination with or without Cause Following Change in Control $	Termination without Cause $	Termination for Cause $
Severance Pay				520,000	260,000	0
2009 ICP	128,000				128,000	0
Severance ICP @ Target				130,000		0
COBRA Continuation				26,822		0
Unvested Restricted Stock				1,025,291		0
Vested Options	591,540	591,540	591,540	591,540	591,540	0
Unvested Options						0
Tax Gross Up (280G Excise Tax)				468,784		0
TOTAL	719,540	591,540	591,540	2,762,437	979,540	0

Cathryn L. Porter

	Death or Disability $	Voluntary Resignation $	Resignation for Good Reason $	Termination with or without Cause Following Change in Control $	Termination without Cause $	Termination for Cause $
Severance Pay				352,500	235,000	0
2009 ICP	81,000				81,000	0
Severance ICP @ Target				82,250		0
COBRA Continuation				13,411		0
Unvested Restricted Stock				624,250	283,750	0
Vested Options						0
Unvested Options						0
TOTAL	81,000	0		1,072,411	599,750	0

Patrick N. Perrin

	Death or Disability $	Voluntary Resignation $	Resignation or Separation Within One Year Following Change in Control $	Termination with or without Cause Following Change in Control $	Termination without Cause $	Termination for Cause $
Severance Pay			215,000	322,500		0
Severance ICP at Target				75,250		0
Severance ICP (Average of FY08 and FY09 Payouts)			97,000			0
COBRA Continuation				20,116		0
Unvested Restricted Stock			546,707	546,707		0
Vested Options	455,464	455,464	455,464	455,464	455,464	0
Unvested Options						0
TOTAL	455,464	455,464	1,314,171	1,420,037	455,464	0

Note: No gross up payment on IRC Section 4999 compensation excise tax for either Ms. Porter or Mr. Perrin.

Director Compensation.  The following table provides compensation information for the fiscal year ended December 31, 2009 for each non-employee member of our Board of Directors.  Mr. Hyman does not receive any additional compensation for his service as a director.

	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)	Total
Name	($)	($)	($)	($)
Max Batzer	—	76,500	86,395	162,895
Anthony R. Chase	—	78,250	44,450	122,700
Richard Crane	35,000	45,000	44,450	124,450
Zachary R. George	—	72,500	44,450	116,950
Todd Goodwin	—	76,500	44,450	120,950
Andrew R. Jones	—	76,000	82,300	158,300
Alfred Jay Moran, Jr.	74,000	—	44,450	118,450
D. Stephen Slack	41,000	45,000	44,450	130,450

(1) Each of the directors may elect to receive his fees in cash or common stock.  The amounts listed in this column represent the director fees that each director elected to receive in common stock of the Company in lieu of cash.  The grant-date fair value of the stock awards computed in accordance with authoritative guidance for each director was as follows:

Director	Grant-Date Fair Value
Max Batzer	81,024
Anthony R. Chase	82,393
Richard Crane	47,584
Zachary R. George	76,516
Todd Goodwin	81,024
Andrew R. Jones	80,205
Alfred Jay Moran, Jr.	—
D. Stephen Slack	47,584

(2) The amount shown in this column includes $44,450, which is the value, as determined for purposes of reporting under authoritative guidance, of the annual grants received by each director in 2009.  Any additional amount would constitute the amount recognized as expense under authoritative guidance related to the vesting in 2009 of options received upon initially being elected to the Board.  The assumptions used in arriving at such values are discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

As of December 31, 2009, the directors had options to purchase shares of our common stock in the following amounts and vesting on varying dates:  Max Batzer, 21,250; Anthony R. Chase, 39,350; Richard Crane, 26,250; Zachary R. George, 23,750; Todd Goodwin, 33,750; Andrew Jones, 21,250; Alfred Jay Moran, Jr., 21,250 and D. Stephen Slack, 23,750.

At the election of each director, fees may be paid in either cash or in common stock under the 2000 Directors Stock Plan.  Under the plan, each director may make a separate election to receive cash or stock with respect to (i) the base annual retainer, and (ii) all other retainer and meeting fees as described below.  Employee directors are not paid for their service on our Board or any committee of the Board.  We currently pay non-employee directors a base annual retainer of $35,000 (cash election) or $45,000 (stock election) plus reimbursement of expenses for all services as a director, including committee participation or special director assignments.  The Lead Director receives an additional annual retainer of $3,500.  All annual retainers are paid in quarterly installments.  All committee members receive an additional annual retainer of $3,500 per committee.  The Chairman of the Governance Committee and Compensation Committee each receive $3,500 annually in addition to the committee retainer, and the Chairman of the Audit Committee receives $7,500 annually in addition to the committee retainer.

In addition to the annual retainers, non-employee directors receive the following fees for attendance at meetings:

•                 for each Board meeting, including committee meetings held in conjunction with such meetings, all non-employee directors in attendance receive a meeting fee of $3,000; and

•                 for committee meetings not held in conjunction with a regular Board meeting, committee members in attendance receive $2,000.

For amounts paid in stock, the number of shares awarded is based upon the average of the closing prices of our common stock on the last trading day of each month in the quarter with respect to which such stock is awarded.

Each non-employee director also receives an annual stock option award covering 5,000 shares of our common stock.  For 2009, the options were granted under our 2006 Incentive Plan.  The options are generally granted in January of each year, and the exercise price is equal to the closing price of shares of our common stock on the date of grant.  Annual awards of stock options are 25% vested when granted, and vest an additional 25% on the first day of April, July and October for the remainder of the year.  All options expire on the tenth anniversary of the date of grant.

Additionally, upon first being elected to the Board, each non-employee director is granted an option to purchase 15,000 shares of our common stock.  The exercise price is equal to the closing price of shares of our common stock on the date of grant.  The options are 25% vested when granted, and vest an additional 25% on the first, second and third anniversaries of the date of grant.

Compensation Committee Interlocks and Insider Participation.  The members of the Compensation Committee are Andrew R. Jones, chairman, Zachary R. George and D. Stephen Slack. None of these directors has at any time been an officer or employee of the Company, and none of these directors serve as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of the Company’s Board or Compensation Committee.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

More than Five Percent Holders.  The following table shows, as of April 15, 2010, each person who, to our knowledge based upon their most recent filings or correspondence with the SEC, beneficially owns more than 5% of our common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage (2)

Wynnefield Capital Inc. (3)	1,998,119	13.4%
450 Seventh Avenue, Suite 509 New York, NY 10004

Dimensional Fund Advisors LP (4)	838,055	5.61%
Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746

North Star Partners, L.P. (6)	749,066	5.01%
274 Riverside Avenue West Port, CT 06880

Albert Fried, Jr. (5)	1,029,685	6.9%
60 Broad Street, 39th Floor New York, NY 10004

(1)          Beneficial ownership is defined by rules of the Securities and Exchange Commission and includes shares for which the person has voting or investment power. A decision to disclaim beneficial ownership or to include shares held by others is made by the shareholder, not by the Company.

(2)          Calculated by the Company based upon shares reported as beneficially owned by the listed persons and 14,936,828 shares of the Company’s common stock outstanding at April 15, 2010.

(3)          Based solely upon information provided in a Schedule 13D/A filed jointly with the SEC on November 18, 2009 by Wynnefield Partners Small Cap Value, L.P. (“Wynnefield Partners”); Wynnefield Small Cap Value Offshore Fund, Ltd. (“Wynnefield Offshore”); Wynnefield Partners Small Cap Value L.P. I (“Wynnefield I”); Channel Partnership II, L.P. (“Channel”); Wynnefield Capital Management, LLC (“Wynnefield Management”); Wynnefield Capital, Inc. (“Wynnefield Capital”); Nelson Obus; and Joshua Landes (collectively with Wynnefield Partners, Wynnefield Offshore, Wynnefield I, Channel, Wynnefield Management, Wynnefield Capital and Mr. Obus, the “Wynnefield Reporting Persons”), the Wynnefield Reporting Persons beneficially owned 1,998,119 shares of Common Stock.  Based solely upon such information (a) Wynnefield Partners has sole voting and dispositive power over 576,200 shares, (b) Wynnefield Offshore has sole voting and dispositive power over 797,600 shares, (c) Wynnefield I has sole voting and dispositive power over 624,319 shares, (d) Channel has sole voting and dispositive power over 30,800 shares, (e) Wynnefield Management has sole voting and dispositive power over 1,200,519 shares, (f) Wynnefield Capital has sole voting and dispositive power over 797,600 shares, (g) Nelson Obus has sole voting and dispositive power over 30,800 shares and shared voting and dispositive power over 1,998,119 shares, and (h) Joshua Landes has shared voting and dispositive power over 1,998,119 shares.

(4)          Based solely upon information set forth in a Schedule 13G/A filed with the SEC on February 8, 2010 by Dimensional Fund Advisors LP (“Dimensional”), Dimensional has sole voting power with respect to 815,352 shares of common stock and sole dispositive power with respect to 838,055 shares.  In its capacity as investment advisor and manager, Dimensional is deemed to beneficially own the shares held by its clients.  Dimensional disclaims beneficial ownership of such securities.

(5)          Based solely upon information set forth in a Schedule 13G/A filed with the SEC on February 10, 2010 by Albert Fried, Jr.  The Schedule 13G/A indicates that Albert Fried, Jr. has sole voting power and sole dispositive power with respect to 1,029,685 shares of common stock.

(6)          Based solely upon Form 4s filed with the SEC on June 9, 2009 and January 12, 2010, North Star Partners, L.P., North Star Partners II, L.P.; and Andrew R. Jones may be deemed to beneficially own 420,479 shares of common stock. Mr. Jones is manager of NS Advisors, LLC, which is the general partner of North Star Partners, L.P.  According to the reports, North Star Partners, L.P. beneficially owns 339,599 shares of common stock; North Star Partners II, L.P. beneficially owns 369,264 shares of common stock; and Mr. Jones owns 11,616 shares of common stock.

Officer and Director Stock Ownership.  The following table shows the number of shares of Company common stock beneficially owned as of April 15, 2010, by each Director, each executive officer named in the Summary Compensation Table included in this Annual Report on Form 10-K/A and all Directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage (2)
Max Batzer (3)	39,278	*
Anthony R. Chase	64,961	*
Richard Crane	37,684	*
Zachary R. George (4)	140,371	*
Todd Goodwin	61,606	*
James E. Hyman	361,214	2.42%
Andrew R. Jones (5)	749,066	5.01%
Alfred J. Moran, Jr.	25,918	*
D. Stephen Slack	48,450	*
John R. Nieser	135,493	*
Patrick N. Perrin (6)	124,104	*
Cathryn L. Porter	39,802	*
All directors, nominees and executive officers as a group (12 persons)	1,827,947	12.2%

*          Less than 1.0%.

(1)          Includes (i) shares of common stock issuable upon the exercise of stock options exercisable within 60 days (27,500 for Mr. Batzer, 41,850 for Mr. Chase, 28,750 for Mr. Crane, 26,250 for Mr. George, 36,250 for Mr. Goodwin,

70,000 for Mr. Hyman, 27,500 for Mr. Jones, 21,918 for Mr. Moran, 60,900 for Mr. Nieser, 39,730 for Mr. Perrin, 26,250 for Mr. Slack and 406,898 for all the above as a group), and (ii) unvested restricted shares held by Mr. Hyman (204,167), Mr. Nieser (60,167), Mr. Perrin (31,584), Ms. Porter (37,375) and 333,293 for all the above as a group.

(2)          The percentages in this column are based on 14,936,828 shares outstanding as of April 15, 2010.  In addition, pursuant to SEC rules, shares of the Company’s common stock that an individual owner has a right to acquire within 60 days pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the ownership of that owner and for the purpose of computing the ownership of all directors and executive officers as a group, but are not deemed outstanding for the purpose of computing the ownership of any other owner.

(3)          Mr. Batzer is a Portfolio Manager of Wynnefield Capital, Inc.  See Footnote 2 to the table of More than Five Percent Holders.

(4)          Mr. George is a member and Portfolio Manager of FrontFour Capital Group, LLC (“FrontFour”). These holdings include 101,365 shares reported in FrontFour’s most recent Form 4 report filed May 27, 2009. Based upon such report (i) the securities beneficially owned by FrontFour are held directly by FrontFour Master Fund, Ltd. (the “Master Fund”) and Distressed Securities & Special Situations-1 a series of Underlying Funds Trust (collectively with the Master Fund, the “Funds”) which are advised and sub-advised, respectively, by FrontFour, (ii) FrontFour is deemed to be the indirect beneficial owner of the securities reported therein by reason of its position as investment adviser and sub-adviser of the Funds and may be deemed to hold a fractional pecuniary interest in such shares, and (iii) Mr. George may also be deemed to be the indirect beneficial owner of such securities. According to the report, both Mr. George and FrontFour disclaimed beneficial ownership of all such securities in excess of their actual pecuniary interest, if any.

(5)          Mr. Jones is manager of NS Advisors, LLC, which is the general partner of North Star Partners, L.P.  Based solely upon Form 4s filed with the SEC on June 9, 2009 and January 12, 2010, North Star Partners, L.P., North Star Partners II, L.P.; and Andrew R. Jones may be deemed to beneficially own 420,479 shares of common stock.  According to the reports, North Star Partners, L.P. beneficially owns 339,599 shares of common stock; North Star Partners II, L.P. beneficially owns 369,264 shares of common stock; and Mr. Jones owns 11,616 shares of common stock.

(6)          Includes 2,000 shares owned by his wife, as to which Mr. Perrin disclaims beneficial ownership.

Securities Authorized For Issuance Under Equity Compensation Plans.  See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, included in the Original Report on Form 10-K for a discussion of securities authorized for issuance under the Company’s equity compensation plans.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons.  Since the beginning of the last fiscal year, we are aware of no related party transactions between us and any of our directors, executive officers, greater than 5% shareholders or their family members which require disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934.

Review Policy.  We have a written policy relating to the review and approval of transactions with related persons, including those that are required to be disclosed in annual reports on Form 10-K or proxy statements by SEC regulations, which are commonly referred to as “Related Person Transactions.”  A “related person” is defined under the applicable SEC regulation and includes our Directors, executive officers and greater than 5% beneficial owners of our common stock.  The Governance Committee (or another Board committee comprised of at least three independent directors) must review and either ratify, approve or disapprove all related party transactions, which are generally defined to include any transaction, arrangement or relationships (including any indebtedness or guarantee of indebtedness) in which (a) the Company is or will be a participant and the amount exceeds $10,000 and (b) any related person had, has or will have a direct or indirect interest.  In approving or ratifying any related person transaction, the Governance Committee must consider all of the relevant facts and circumstances and determine that the transaction is fair and reasonable to the Company.  The Governance Committee is required to review previously approved or ratified related person transactions that remain ongoing.  Based on all relevant facts and circumstances, taking into consideration the Company’s contractual obligations, the Committee determines if it is in the best interests of the Company and its shareholders to continue, modify or terminate the related person transaction.

Board Independence.  The Board evaluates the independence of each director in accordance with applicable laws, regulations, listing standards and our corporate governance guidelines. The director independence standards of the NYSE require a Board determination that the director has no material relationship with the listed company and has no specific relationships that preclude independence. The Board considers all relevant facts and circumstances in assessing whether a director is independent.

The Board has carefully considered the criteria of the NYSE and our corporate governance guidelines and believes that each of Messrs. Batzer, Chase, Crane, George, Goodwin, Jones, Moran and Slack is independent. The Board has carefully considered Mr. Jones’ relationship with North Star Partners, L.P., which owns approximately 5.01% of our common stock (as of April 15, 2010), and has determined that this relationship does not prevent Mr. Jones from being an independent director under NYSE rules. In addition, the Board has carefully considered Mr. Batzer’s relationship with Wynnefield Capital, Inc., which owns approximately 13.4% of our common stock (as of April 15, 2010), and has determined that this relationship does not prevent Mr. Batzer from being an independent director under NYSE rules. The Board believes that the Compensation, Audit and Governance Committees are composed solely of directors who meet these independence requirements.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Principal Accountant Fees.  The following table sets forth the aggregate fees billed to us by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2009 and 2008:

	2009	2008
Audit fees	$1,182,370	$1,245,000
Audit related fees	—	—
Tax fees	—	—
All other fees	72,705	73,150
	$1,255,075	$1,318,150

Audit Fees. Audit fees represent the aggregate fees billed or estimated to be billed to us for professional services rendered for the audit of our annual financial statements, the audit of our internal control over financial reporting, review of financial statements included in our quarterly reports on Form 10-Q and, with respect to 2009, services normally provided by our accountants in connection with statutory and regulatory filings or engagements, such as comfort letters, statutory audits, attest services, consents, and reviews of documents filed with the SEC, including registration statements.

Audit Related Fees.  Audit related fees represent the aggregate fees billed to us or estimated to be billed to us for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above.  PwC rendered no such services to the Company during the 2009 and 2008 fiscal years.

Tax Fees.  Tax fees represent the aggregate fees billed to us or estimated to be billed to us for professional services rendered for tax compliance, tax advice and tax planning.  The nature of the services comprising these fees were to support compliance with federal and state tax reporting and payment requirements, including tax return review and review of tax laws, regulations or cases.  PwC rendered no tax services to the Company during the 2009 and 2008 fiscal years.

All Other Fees.  All other fees represent the aggregate fees billed to us or estimated to be billed to us for products or services provided to us by PwC, other than the services reported in the above categories.  The fees in 2009 and 2008 related primarily to assistance with employee surveys.  The Audit Committee has considered whether the provision of non-audit services by PwC is compatible with maintaining auditor independence and has determined that auditor independence has not been compromised.

Pre-approval Policies and Procedures.  The Audit Committee charter provides that the Audit Committee is responsible for pre-approving all audit services and permitted non-audit services to be performed for the Company by the independent registered public accounting firm. The charter allows the Audit Committee to delegate to subcommittees consisting of one or more members of the Audit Committee the authority to grant pre-approvals of audit and permitted non-audit services between Audit Committee meetings, so long as the subcommittee reports any pre-approval decisions to the full Audit Committee at the Committee’s next scheduled meeting.  The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit services performed by the independent registered public accounting firm.  The policy requires advance approval by the Audit Committee of all audit and non-audit work.  Unless the specific service has been previously pre-approved with respect to the 12-month period following the advance approval, the Audit Committee must approve a service before the independent registered public accounting firm is engaged to perform the service.  The Audit Committee delegated pre-approval authority to its Chairman who in turn reports any pre-approval decisions to the Audit

Committee at its next meeting.  The Audit Committee has given advance approval for specified audit, audit-related and tax services for 2010.  Requests for services that have received this pre-approval are subject to specified fee or budget restrictions as well as internal management controls. All of the fees paid to the independent registered public accounting firm in 2009 and 2008 were pre-approved by the Audit Committee in accordance with its charter, its policies and procedures, and pursuant to applicable rules of the SEC.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1. and 2.  No financial statements or schedules are filed with this report on Form 10-K/A.

3.  Exhibits filed herewith:

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Amendment No. 2 to the Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2010.

CORNELL COMPANIES, INC.

By:	/s/ James E. Hyman
James E. Hyman
Chief Executive Officer, President and
Chairman of the Board
(Principal Executive Officer)

By:	/s/ John R. Nieser
John R. Nieser
Chief Financial Officer, Senior Vice
President and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)