Form 10-Q
period 2010-03-31
CORNELL COMPANIES INC
filed 2010-05-07
CIK 1016152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

At May 6, 2010, the registrant had 14,897,068 shares of common stock outstanding.

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

•                  market outlook in our various markets,

•                  our other expectations with regard to market outlook,

•                  utilization,

•                  parolee, detainee, inmate and youth offender trends,

•                  pricing and per diem rates,

•                  contract commencements,

•                  new contract opportunities,

•                  our proposed merger transaction with The GEO Group, Inc. (including, but not limited to, expected timing of completion of the transaction, ability to obtain required regulatory approvals, satisfaction of required closing conditions),

•                  operations at, future contracts for, and results from our Baker Community Correctional Facility and Mesa Verde Community Correctional Facility,

•                  operations at, future contracts for, and results from our Regional Correctional Center,

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

•               “projects”

•               “scheduled”

•               “should”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

•                  those described (in the Company’s 2009 Annual Report on Form 10-K) under “Item 1A. Risk Factors,” as filed with the SEC,

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

PART I  FINANCIAL INFORMATION

ITEM 1.      Financial Statements.

CORNELL COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,061	$27,724
Accounts receivable — trade (net of allowance for doubtful accounts of $4,459 and $4,345, respectively)	55,803	59,496
Other receivables	2,635	1,587
Bond fund payment account and other restricted assets	30,492	29,978
Deferred tax assets	9,754	9,843
Prepaid expenses and other	10,533	11,647
Total current assets	127,278	140,275
PROPERTY AND EQUIPMENT, net	457,274	455,523
OTHER ASSETS:
Debt service reserve fund and other restricted assets	29,884	27,017
Goodwill	13,308	13,308
Intangible assets, net	1,053	1,185
Deferred costs and other	14,968	13,257
Total assets	$643,765	$650,565

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$58,574	$62,287
Current portion of long-term debt	13,411	13,413
Total current liabilities	71,985	75,700
LONG-TERM DEBT, net of current portion	287,286	289,841
DEFERRED TAX LIABILITIES	24,984	24,455
OTHER LONG-TERM LIABILITIES	1,845	1,831
Total liabilities	386,100	391,827

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 30,000,000 shares authorized, 16,184,212 and 16,434,940 shares issued and 14,787,032 and 14,947,054 shares outstanding, respectively	16	16
Additional paid-in capital	165,708	168,852
Retained earnings	101,224	97,944
Accumulated other comprehensive income	1,358	1,422
Treasury stock (1,397,180 and 1,487,886 shares of common stock, at cost, respectively)	(11,163)	(11,888)
Total Cornell Companies, Inc. stockholders’ equity	257,143	256,346
Non-controlling interest	522	2,392
Total equity	257,665	258,738
Total liabilities and equity	$643,765	$650,565

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009

REVENUES	$100,006	$99,710
OPERATING EXPENSES, EXCLUDING DEPRECIATION AND AMORTIZATION	76,683	72,891
DEPRECIATION AND AMORTIZATION	4,699	4,893
GENERAL AND ADMINISTRATIVE EXPENSES	5,759	6,138

INCOME FROM OPERATIONS	12,865	15,788

INTEREST EXPENSE	6,314	6,199
INTEREST INCOME	(129)	(246)

INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	6,680	9,835

PROVISION FOR INCOME TAXES	2,831	4,101

NET INCOME	3,849	5,734

NON-CONTROLLING INTEREST	569	477

INCOME AVAILABLE TO CORNELL COMPANIES, INC.	$3,280	$5,257

EARNINGS PER SHARE ATTRIBUTABLE TO CORNELL COMPANIES, INC. STOCKHOLDERS:
BASIC	$.22	$.36
DILUTED	$.22	$.36

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	14,756	14,572
DILUTED	14,882	14,629

COMPREHENSIVE INCOME:
Net income	$3,849	$5,734
Comprehensive income attributable to non-controlling interest	(569)	(477)
Comprehensive income attributable to Cornell Companies, Inc.	$3,280	$5,257

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional				Accumulated Other	Non-	Total
		Par	Paid-In	Retained	Treasury Stock		Comprehensive	Controlling	Stockholders’	Comprehensive
	Shares	Value	Capital	Earnings	Shares	Cost	Income	Interest	Equity	Income

BALANCES AT DECEMBER 31, 2009	16,434,940	$16	$168,852	$97,944	1,487,886	$(11,888)	$1,422	$2,392	$258,738	$—

NET INCOME	—	—	—	3,280	—	—	—	569	3,849	3,280
COMPREHENSIVE INCOME										$3,280
EXERCISE OF STOCK OPTIONS	625	—	20	—	(2,132)	17	—	—	37
DISTRIBUTION TO MCF PARTNERS	—	—	—	—	—	—	—	(2,439)	(2,439)
REPURCHASE AND RETIREMENT OF COMMON STOCK	(145,473)	—	(3,000)	—	—	—	—	—	(3,000)
DEFERRED AND OTHER STOCK COMPENSATION	(105,880)	—	(438)	—	(61,035)	489	—	—	51
AMORTIZATION OF GAIN ON TERMINATION OF DERIVATIVE	—	—	—	—	—	—	(64)	—	(64)
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	—	—	169	—	(23,237)	186	—	—	355
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	—	—	105	—	(4,302)	33	—	—	138

BALANCES AT MARCH 31, 2010	16,184,212	$16	$165,708	$101,224	1,397,180	$(11,163)	$1,358	$522	$257,665

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional				Accumulated Other	Non-	Total
		Par	Paid-In	Retained	Treasury Stock		Comprehensive	Controlling	Stockholders’	Comprehensive
	Shares	Value	Capital	Earnings	Shares	Cost	Income	Interest	Equity	Income

BALANCES AT DECEMBER 31, 2008	16,238,685	$16	$164,746	$73,318	1,506,163	$(12,034)	$1,676	$445	$228,167	$—

NET INCOME	—	—	—	5,257	—	—	—	477	5,734	5,257
COMPREHENSIVE INCOME										$5,257
EXERCISE OF STOCK OPTIONS	750	—	10	—	—	—	—	—	10
INCOME TAX BENEFIT FROM STOCK OPTION EXERCISES	—	—	(71)	—	—	—	—	—	(71)
DEFERRED AND OTHER STOCK COMPENSATION	(293)	—	413	—	—	—	—	—	413
AMORTIZATION OF GAIN ON TERMINATION OF DERIVATIVE	—	—	—	—	—	—	(63)	—	(63)
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	—	—	143	—	(18,277)	146	—	—	289
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	3,459	—	115	—	—	—	—	—	115

BALANCES AT MARCH 31, 2009	16,242,601	$16	$165,356	$78,575	1,487,886	$(11,888)	$1,613	$922	$234,594

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,849	$5,734
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	4,567	4,445
Amortization of intangibles	132	448
Amortization of deferred financing costs	310	319
Amortization of Senior Notes discount	46	46
Amortization of gain on termination of derivative	(64)	(64)
Stock-based compensation	729	594
Provision for bad debts	322	668
(Gain)loss on property and equipment	(10)	14
Change in assets and liabilities:
Accounts receivable	2,889	(4,611)
Other restricted assets	(3,173)	(375)
Deferred income taxes	617	249
Other assets	(17)	854
Accounts payable and accrued liabilities	(11,000)	(10,555)
Other liabilities	(214)	145
Net cash used in operating activities	(1,017)	(2,089)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,227)	(3,168)
Payments to restricted debt payment account, net	(208)	(381)
Net cash used in investing activities	(3,435)	(3,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	—	2,000
Payments of line of credit	(2,600)	(1,000)
Payments of capital lease obligations	(3)	(3)
Purchase and retirement of common stock	(3,000)	—
Proceeds from exercise of stock options and employee stock purchase plan	392	299
Net cash provided by (used in) financing activities	(5,211)	1,296

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,663)	(4,342)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,724	14,613
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,061	$10,271

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for board of directors fees	$140	$115
Purchases and additions to property and equipment included in accounts payable and accrued liabilities	3,081	1,557
Tax expense of stock option exercises	—	(71)

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Cornell Companies, Inc. (collectively with its subsidiaries and consolidated special purpose entities, unless the context requires otherwise, the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Estimates were used in the preparation of these financial statements.  Actual results could differ from those estimates.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2.     Accounting Policies

See a description of our accounting policies in the Notes to Consolidated Financial Statements included in our 2009 Annual Report on Form 10-K.

3.     Stock-Based Compensation

We have an employee stock purchase plan (“ESPP”) under which employees can make contributions to purchase our common stock. Participation in the plan is elected annually by employees. The plan year typically begins each January 1st (the “Beginning Date”) and ends on December 31st (the “Ending Date”). Purchases of common stock are made at the end of the year using the lower of the fair market value on either the Beginning Date or Ending Date, less a 15% discount. Under current authoritative guidance our employee-stock purchase plan is considered to be a compensatory ESPP, and therefore, we recognize compensation expense over the requisite service period for grants made under the ESPP. Compensation expense of approximately $0.03 million was recognized in both the three months ended March 31, 2010 and 2009, respectively.

Our stock incentive plans provide for the granting of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock shares and other stock-based awards to officers, directors and employees of the Company. Grants of stock options made to date under these plans vest over periods up to seven years after the date of grant and expire no more than 10 years after grant. Upon the occurrence of specified change of control events, those awards outstanding which have not previously vested will automatically vest.

At March 31, 2009, 153,300 shares of restricted stock were outstanding subject to performance-based vesting criteria (32,500 of these restricted shares were considered market-based restricted stock under authoritative guidance). There were also 6,260 stock options outstanding subject to performance-based vesting criteria. We recognized $0.04 million of expense associated with these shares of restricted stock and stock options during the three months ended March 31, 2009.

At March 31, 2010, 273,769 shares of restricted stock were outstanding subject to performance-based vesting criteria (32,500 of these restricted shares were considered market-based restricted stock under authoritative guidance). There were also stock options for 840 shares outstanding subject to performance-based vesting criteria. We recognized $0.2 million of expense associated with these shares of restricted stock and stock options during the three months ended March 31, 2010.

The amounts above relate to the impact of recognizing compensation expense related to stock options and restricted stock. Compensation expense related to stock options (840 shares) and restricted stock (241,269 shares) that vest based upon performance conditions is not recorded for such performance-based awards until it has been deemed probable that the related performance targets allowing the vesting of these options and restricted stock will be met. We are required to periodically re-assess the probability that these options will vest and begin to record expense at that point in time. During the three months ended March 31, 2010 it was deemed probable that certain performance targets pertaining to certain restricted stock and stock options would be achieved by their vesting date. Accordingly, compensation expense of approximately $0.1 million was recognized in the three months ended March 31, 2010 related to these performance-based awards.

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

Assumptions

The fair values for the significant stock-based awards granted during the three months ended March 31, 2010 and 2009 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2010	2009

Risk-free rate of return	3.04%	1.90%
Expected life of award	6.0 years	6.0 years
Expected dividend yield of stock	0%	0%
Expected volatility of stock	41.89%	50.49%
Weighted-average fair value	$10.34	$8.89

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

Stock-based option activity during the three months ended March 31, 2010 was as follows (aggregate intrinsic value in millions):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2009	496,247	$15.36	5.9	$7.6
Granted	40,000	23.08
Exercised	(8,425)	13.61
Canceled	(2,962)	11.00

Outstanding at March 31, 2010	524,860	$16.00	6.0	$8.4

Vested and expected to vest at March 31, 2010	523,135	$15.70	6.0	$8.4

Exercisable at March 31, 2010	479,770	$15.45	5.7	$7.4

The total intrinsic value of stock options exercised during the three months ended March 31, 2010 and 2009 was approximately $0.1 million in each period. Net cash proceeds from the exercise of stock options were approximately $0.04 million and $0.01 million for each of the three months ended March 31, 2010 and 2009, respectively.

We recognized $0.1 million of expense associated with time-based stock options during the three months ended March 31, 2010. As of March 31, 2010, approximately $0.3 million of estimated expense with respect to time-based nonvested stock-based awards had yet to be recognized and will be amortized into expense over the employee’s remaining requisite service period of approximately four months.

The following table summarizes information with respect to stock options outstanding and exercisable at March 31, 2010.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.75 to $10.00	18,015	1.6	$5.76	18,015	$5.76
$10.01 to $13.50	146,945	4.5	12.85	144,945	12.85
$13.51 to $14.50	168,200	5.5	13.99	164,500	13.98
$14.51 to $25.00	191,700	8.0	21.13	152,310	20.65
	524,860	6.0	$16.00	479,770	$15.45

Stock-based award activity for nonvested awards during the three months ended March 31, 2010 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	20,510	$20.32
Granted	40,000	23.08
Vested	(15,420)	22.95
Canceled	—	—

Nonvested at March 31, 2010	45,090	$21.87

Restricted Stock

We have previously issued restricted stock under certain employment agreements and stock incentive plans which vests either over a specific period of time, generally three to five years, or which will vest subject to certain market or performance conditions.  Those shares of restricted common stock issued are subject to restrictions on transfer and certain conditions to vesting. We issued no restricted stock under our 2006 Incentive Plan during the three months ended March 31, 2010.

Restricted stock activity for the three months ended March 31, 2010 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	520,574	$20.61
Granted	—	—
Vested	(87,833)	22.12
Canceled	(6,875)	23.15

Nonvested at March 31, 2010	425,866	$20.26

We recognized $0.4 million of expense associated with nonvested time-based restricted stock awards during the three months ended March 31, 2010.  As of March 31, 2010, approximately $1.2 million of estimated expense with respect to nonvested time-based restricted stock awards had yet to be recognized and will be amortized over a weighted average period of 2.0 years. Approximately $4.2 million of estimated expense with respect to nonvested performance-based restricted stock option awards had yet to be recognized as of March 31, 2010.

4.     Merger Agreement

On April 18, 2010, the Company entered into an Agreement and Plan of Merger (“Agreement”) with The GEO Group, Inc. (NYSE:GEO) (“GEO”), a private provider of correctional, detention, and residential treatment services to federal, state and local government agencies around the globe. Pursuant to the Agreement, GEO will acquire Cornell for stock and/or cash at an estimated enterprise value of $685 million based on the closing prices of both companies’ stock on April 16, 2010, including the assumption of approximately $300 million in Cornell debt, excluding cash.

Under the terms of the definitive agreement, stockholders of Cornell will have the option to elect to receive either (x) 1.3 shares of GEO common stock for each share of Cornell common stock or (y) an amount of cash consideration equal to the greater of (i) the fair market value of one share of GEO common stock plus $6.00 or (ii) the fair market value of 1.3 shares of GEO common stock. In order to preserve the tax-deferred treatment of the transaction, no more than 20% of the outstanding shares of Cornell Common Stock may be exchanged for the cash consideration. If elections are made such that the aggregate cash consideration to be received by Cornell stockholders would exceed $100 million in the aggregate, such excess amount may be paid at the election of GEO in shares of GEO common stock or in cash.

The merger is expected to close in the third quarter of 2010, subject to the approval of the issuance of GEO common stock by GEO’s shareholders, approval of the transaction by Cornell’s stockholders and federal regulatory agencies, including but not limited to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as well as the fulfillment of other customary conditions.

Litigation Relating to the Merger

On April 27, 2010, a putative stockholder class action was filed in the District Court for Harris County, Texas by Todd Shelby against Cornell, members of the Cornell board of directors, individually, and GEO. The complaint alleges, among other things, that the Cornell directors breached their duties by entering into the Agreement without first taking steps to obtain adequate, fair and maximum consideration for Cornell’s stockholders by shopping the company or initiating an auction process, by structuring the transaction to take advantage of Cornell’s low current stock valuation, and by structuring the transaction to benefit GEO while making an alternative transaction either prohibitively expensive or otherwise impossible, and that Cornell and GEO have aided and abetted such breaches by Cornell’s directors. Among other things, the complaint seeks to enjoin Cornell, its directors and GEO from completing the merger and seeks a constructive trust over any benefits improperly received by the defendants as a result of their alleged wrongful conduct.

5.     Fair Value Measurements

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

As required, financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement.  The following table summarizes the valuation of our financial assets and liabilities by pricing levels as of March 31, 2010:

	Fair Value as of March 31, 2010 (in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Corporate Bonds	$—	$12,317	$—	$12,317
Money Market Funds	—	43,922	—	43,922

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

This accounting standard requires a reconciliation of the beginning and ending balances for fair value measurements using Level 3 inputs. We had no such assets or liabilities which were measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the three months ended March 31, 2010.  We evaluated our long-lived assets for impairment using internally developed, unobservable inputs (Level 3 inputs in the fair value hierarchy of fair value accounting) based on the projected cash flows of our idle facilities. Such inputs that may significantly influence estimated future cash flows include the periods and levels of occupancy for the facility, expected per diem or reimbursement rates, assumptions regarding the levels of staffing, services and future operating and capital expenditures necessary to generate forecasted revenues, related costs for these activities and future rate of increases or decreases associated with these factors. Information typically utilized will also include relevant terms of existing contracts (for similar services and customers), market knowledge of customer demand (both present and anticipated) and related pricing, market competitors, and our historical experience (as to areas including customer requirements, contract terms, operating requirements/costs, occupancy trends, etc.).

6.     Recent Accounting Standards

In January 2010, the FASB issued an amendment to the disclosure requirement related to Fair Value Measurements.  The amendment requires new disclosures related to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements.  A reporting entity is required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  Additionally, in the reconciliation for fair value measurements in Level 3, a reporting entity must present separately information about purchases, sales, issuances and settlements (on a gross basis rather than a net number).  The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  Our adoption of this amendment did not have a material affect on our financial position, results of operations or cash flows.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets.  This amendment applies to the financial reporting of a transfer of financial assets; the effects of a transfer on an entity’s financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  It eliminates (1) the exceptions for qualifying special-purpose entities from the consolidation guidance and (2) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  The provisions of this amendment must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application was prohibited.  The requirements in the amendment must be applied to transfers occurring on or after the effective date. Our adoption of this amendment as of January 1, 2010 did not have a material affect on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE.  The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE.  Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements.  Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009.  Earlier application was prohibited. Our adoption of this amendment as of January 1, 2010 did not have a material affect on our consolidated financial position, results of operations or cash flows; however, we have included the applicable disclosure requirements at Note 14 to the consolidated financial statements.

7.     Intangible Assets

Intangible assets at March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31, 2010	December 31, 2009

Acquired contract value	$6,240	$6,240
Accumulated amortization — acquired contract value	(5,187)	(5,055)
Identified intangibles, net	1,053	1,185
Goodwill	13,308	13,308
Total intangibles, net	$14,361	$14,493

There were no changes in the carrying amount of our goodwill in the three months ended March 31, 2010.

Amortization expense for our acquired contract value was approximately $0.1 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.

Our non-compete agreements were fully amortized as of December 31, 2009. Amortization expense for our non-compete agreements was approximately $0.2 million in the three months ended March 31, 2009.

8.     Credit Facilities

Our long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Debt of Cornell Companies, Inc.:
Senior Notes, unsecured, due July 2012 with an interest rate of 10.75%, net of discount	$111,586	$111,540
Revolving Line of Credit due December 2011 with an interest rate of LIBOR plus 1.50% to 2.25% or prime plus 0.00% to 0.75% (the “Amended Credit Facility”)	67,400	70,000
Capital lease obligations	11	14
Subtotal	178,997	181,554

Debt of Special Purpose Entity:
8.47% Bonds due 2016	121,700	121,700

Total consolidated debt	300,697	303,254

Less: current maturities	(13,411)	(13,413)

Consolidated long-term debt	$287,286	$289,841

Long-Term Credit Facilities.  Our Amended Credit Facility provides for borrowings up to $100.0 million (including letters of credit) and matures in December 2011. At our election, outstanding borrowings bear interest at either the LIBOR rate plus a margin ranging from 1.50% to 2.25% or a rate which ranges from 0.00% to 0.75% above the applicable prime rate. The applicable margins are subject to adjustments based on our total leverage ratio. The available commitment under our Amended Credit Facility was approximately $20.5 million at March 31, 2010.  We had outstanding borrowings under our Amended Credit Facility of $67.4 million and we had outstanding letters of credit of approximately $12.1 million at March 31, 2010.  Subject to certain requirements, we have the right to increase the commitments under our Amended Credit Facility up to $150.0 million, although the indenture for our Senior Notes limits our ability, subject to certain conditions, to expand the Amended Credit Facility beyond $100.0 million. We can provide no assurance that all of the banks that have made commitments to us under our Amended Credit Facility would be willing to participate in an expansion to the Amended Credit Facility should we desire to do so. The Amended Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. The Amended Credit Facility is not collateralized by the assets of Municipal Corrections Finance, L.P. (“MCF”).

Our Amended Credit Facility contains certain financial and other restrictive covenants that limit our ability to engage in certain activities. Our ability to borrow under the Amended Credit Facility is subject to compliance with certain financial covenants, including bank leverage, total leverage and fixed charge coverage rates. At March 31, 2010, we were in compliance with all such covenants. Our Amended Credit Facility includes other restrictions that, among other things, limit our ability to: incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make investments, restricted payments and asset dispositions; enter into transactions with affiliates; and engage in sale/leaseback transactions.

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

In June 2004, we issued $112.0 million in principal of 10.75% Senior Notes the (“Senior Notes”) due July 1, 2012.  The Senior Notes are unsecured senior indebtedness and are guaranteed by all of our existing and future subsidiaries (collectively, the “Guarantors”).  The Senior Notes are not guaranteed by MCF (the “Non-Guarantor”).  Interest on the Senior Notes is payable semi-annually on January 1 and July 1 of each year, commencing January 1, 2005.  On or after July 1, 2008, we have the right to redeem all or a portion of the Senior Notes at the redemption prices (expressed as a percentage of the principal amount) listed below, plus accrued and unpaid interest, if any, on the Senior Notes redeemed, to the applicable date of redemption, if redeemed during the 12-month period commencing on July 1 of each of the remaining years indicated below:

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

9.     Income Taxes

At March 31, 2010, the total amount of our unrecognized tax benefits was approximately $2.8 million.

We are subject to income tax in the United States and many of the individual states we operate in.  We currently have significant operations in Texas, California, Colorado, Oklahoma, Georgia, Illinois and Pennsylvania.  State income tax returns are generally subject to examination for a period of three to five years after filing.  The state impact of any changes made to the federal return remains subject to examination by various states for a period up to one year after formal notification to the state.  We are open to United States Federal Income Tax examinations for the tax years ended December 31, 2005 through December 31, 2008.

We do not anticipate a significant change in the balance of our unrecognized tax benefits within the next 12 months.

10.       Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the dilutive effect of outstanding common stock options and restricted common stock granted under our various option and other incentive plans. For the three months ended March 31, 2010 and 2009, there were 104,200 shares ($23.18 average price) and 141,700 shares ($20.98 average price), respectively, of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. As of January 1, 2009, instruments with nonforfeitable dividend rights granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method. For our fiscal year beginning January 1, 2009, since our restricted common stock grants (including both vested and those unvested due to either time or performance requirements) convey nonforfeitable rights to dividends while outstanding, they are included in both basic and fully diluted ESP calculations. All prior-period EPS data has been adjusted retrospectively to conform to the calculation of EPS.

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009

Income available to stockholders	$3,280	$5,257

Weighted average common share outstanding	14,756	14,572
Weighted average common share equivalents outstanding	126	57
Weighted average common shares and common share equivalents outstanding	14,882	14,629

Basic income per share	$.22	$.36

Diluted income per share	$.22	$.36

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

Litigation Relating to the Merger

On April 27, 2010, a putative stockholder class action was filed in the District Court for Harris County, Texas by Todd Shelby against Cornell, members of the Cornell board of directors, individually, and GEO. The complaint alleges, among other things, that the Cornell directors breached their duties by entering into the Agreement without first taking steps to obtain adequate, fair and maximum consideration for Cornell’s stockholders by shopping the company or initiating an auction process, by structuring the transaction to take advantage of Cornell’s low current stock valuation, and by structuring the transaction to benefit GEO while making an alternative transaction either prohibitively expensive or otherwise impossible, and that Cornell and GEO have aided and abetted such breaches by Cornell’s directors. Among other things, the complaint seeks to enjoin Cornell, its directors and GEO from completing the merger and seeks a constructive trust over any benefits improperly received by the defendants as a result of their alleged wrongful conduct.

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

12.  Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, investment securities, accounts receivable and accounts payable and accrued expenses, approximate fair value due to the short term maturities of these financial instruments.  At December 31, 2009, the carrying amount of consolidated debt was $303.3 million, and the estimated fair value was $309.1 million.  At March 31, 2010, the carrying amount was $300.7 million, and the estimated fair value was $304.2 million.  The estimated fair value of long-term debt is based primarily on quoted market prices or discounted cash flow analysis for the same or similar assets.

13.       Derivative Financial Instruments And Guarantees

Debt Service Reserve Fund and Debt Service Fund

In August 2001, MCF completed a bond offering to finance the 2001 Sale and Leaseback Transaction in which we sold eleven facilities to MCF. In connection with this bond offering, two reserve fund accounts were established by MCF pursuant to the terms of the indenture: (1) MCF’s Debt Service Reserve Fund, aggregating $23.4 million at March 31, 2010, was established to: (a) make payments on MCF’s outstanding bonds in the event we (as lessee) should fail to make the scheduled rental payments to MCF or (b) to the extent payments were not made under (a), then to make final debt service payments on the then outstanding bonds and (2) MCF’s Bond Fund Payment Account, (as reported in Bond Fund Payment Account and other restricted assets in our Consolidated Balance Sheet) aggregating $12.3 million at March 31, 2010, was established to accumulate the monthly lease payments that MCF receives from us until such funds are used to pay MCF’s semi-annual bond interest and annual bond principal payments, with any excess to pay certain other expenses and to make certain transfers. These reserve funds are invested in short-term money markets and commercial paper. Both reserve fund accounts were subject to agreements with the MCF Equity Investors (Lehman Brothers, Inc. (“Lehman”)) whereby guaranteed rates of return of 3.0% and 5.08%, respectively, were provided for in the balance of the Debt Service Reserve Fund and the Bond Fund Payment Account. The guaranteed rates of return were characterized as cash flow hedge derivative instruments. At inception, the derivative instruments had an aggregate fair value of $4.0 million, which was recorded as a decrease to the equity investment in MCF made by the MCF Equity Investors (MCF non-controlling interest) and is included in other long-term liabilities in our Consolidated Balance Sheets. Changes in the fair value of the derivative instruments were recorded as an adjustment to other long-term liabilities and reported as other comprehensive income in our Consolidated Statements of Income and Comprehensive Income. Due to the bankruptcy of Lehman in 2008, the derivative instruments no longer qualified as a hedge and was de-designated. Amounts included in accumulated other comprehensive income are reclassified into earnings during the same periods in which interest is earned on debt service funds (approximately $0.01 million was amortized and recognized in earnings in the three months ended March 31, 2010). Changes in the fair value of these derivatives after de-designation were recorded to earnings. The derivatives were terminated in the first quarter of 2009 with a fair value of zero.

In accordance with the terms of its partnership agreement, MCF has accrued a distribution of $2.4 million to its partners as of March 31, 2010. The distribution was made in April 2010.

14.       Variable Interest Entity

In connection with the 2001 Sale and Leaseback Transaction with Municipal Corrections Finance, L.P. (“MCF”), the Company determined that MCF was a variable interest entity.  The Company concluded that it is the primary beneficiary of MCF’s activities because substantially all of the operating assets of MCF are utilized by the Company and the lease payments made by the Company are the main source of cash available to fund the debt obligations of MCF.  As a result, our consolidated balance sheet includes the assets and liabilities of MCF.  The results of operations of MCF are reflected in non-controlling interest in our Consolidated Statements of Income and Comprehensive Income.

15.       Segment Disclosure

Our three operating divisions are our reportable segments. The Adult Secure Services segment consists of the operations of secure adult incarceration facilities. The Abraxas Youth and Family Services segment consists of providing residential treatment and educational programs and non-residential community-based programs to juveniles between the ages of 10 and 18 who have either been adjudicated or suffer from behavioral problems. The Adult Community-Based Services segment consists of providing pre-release and halfway house programs for adult offenders who are either on probation or serving the last three to six-months of their sentences on parole and preparing for re-entry into society at large as well as community-based treatment and education programs as an alternative to incarceration. All of our customers and long-lived assets are located in the United States of America. The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 2 in our 2009 Annual Report on Form 10-K. Intangible assets are not included in each segment’s reportable assets, and the amortization of intangible assets is not included in the determination of a reportable segment’s operating income. We evaluate performance based on income or loss from operations before general and administrative expenses, incentive bonuses, amortization of intangibles, interest and income taxes. Corporate and other assets are comprised primarily of cash, accounts receivable, debt service fund, deposits, property and equipment, deferred taxes, deferred costs and other assets. Corporate and other expense from operations primarily consists of depreciation and amortization on the corporate office facilities and equipment and specific general and administrative charges pertaining to corporate personnel and is presented separately as such charges cannot be readily identified for allocation to a particular segment.

	Three Months Ended March 31,
	2010	2009

Revenues:
Adult Secure Services	$58,819	$56,858
Abraxas Youth and Family Services	23,475	25,689
Adult Community-Based Services	17,712	17,163
Total revenues	$100,006	$99,710

Income (loss) from operations:
Adult Secure Services	$13,500	$17,118
Abraxas Youth and Family Services	(175)	734
Adult Community-Based Services	5,636	4,767
Sub-total	18,961	22,619
General and administrative expenses	(5,759)	(6,138)
Amortization of intangibles	(132)	(448)
Corporate and other expenses	(205)	(245)
Total income from operations	$12,865	$15,788

	March 31, 2010	December 31, 2009
Assets:
Adult Secure Services	$358,999	$356,247
Abraxas Youth and Family Services	102,194	103,276
Adult Community-Based Services	61,220	62,251
Intangible assets, net	14,361	14,498
Corporate and other	106,991	114,298
Total assets	$643,765	$650,565

16.       Guarantor Disclosures

We completed an offering of $112.0 million of Senior Notes in June 2004. The Senior Notes are guaranteed by each of our 100% owned subsidiaries (Guarantor Subsidiaries). MCF does not guarantee the Senior Notes (“Non-Guarantor Subsidiary”). These guarantees are full and unconditional and are joint and several obligations of the Guarantor Subsidiaries. The following condensed consolidating financial information presents the financial condition, results of operations and cash flows for the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary, together with the consolidating adjustments necessary to present our results on a consolidated basis.

Condensed Consolidating Balance Sheet as of March 31, 2010 (in thousands) (unaudited)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets

Current assets:
Cash and cash equivalents	$17,871	$175	$15	$—	$18,061
Accounts receivable	1,978	56,390	70	—	58,438
Restricted assets	—	4,136	26,356	—	30,492
Prepaids and other	18,714	1,573	—	—	20,287
Total current assets	38,563	62,274	26,441	—	127,278

Property and equipment, net	18	325,005	137,839	(5,588)	457,274
Other Assets:
Restricted assets	—	—	29,884	—	29,884
Deferred costs and other	70,193	21,844	4,613	(67,321)	29,329
Investments in subsidiaries	99,401	1,856	—	(101,257)	—
Total assets	$208,175	$410,979	$198,777	$(174,166)	$643,765

Liabilities and Equity

Current liabilities:
Accounts payable and accrued liabilities	$37,057	$16,842	$4,279	$396	$58,574
Current portion of long-term debt	—	11	13,400	—	13,411
Total current liabilities	37,057	16,853	17,679	396	71,985
Long-term debt, net of current portion	178,986	—	108,300	—	287,286
Deferred tax liabilities	22,283	94	—	2,607	24,984
Other long-term liabilities	5,681	14	67,506	(71,356)	1,845
Intercompany	(293,497)	294,659	—	(1,162)	—
Total liabilities	(49,490)	311,620	193,485	(69,515)	386,100
Total Cornell Companies, Inc. stockholders’ equity	257,143	99,359	5,292	(104,651)	257,143
Non-controlling interest	522	—	—	—	522
Total equity	257,665	99,359	5,292	(104,651)	257,665
Total liabilities and equity	$208,175	$410,979	$198,777	$(174,166)	$643,765

Condensed Consolidating Balance Sheet as of December 31, 2009 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$27,386	$317	$21	$—	$27,724
Accounts receivable	1,471	59,561	51	—	61,083
Restricted assets	—	3,831	26,147	—	29,978
Prepaids and other	20,024	1,466	—	—	21,490
Total current assets	48,881	65,175	26,219	—	140,275
Property and equipment, net	7	322,396	138,719	(5,599)	455,523
Other assets:
Restricted assets	—	—	27,017	—	27,017
Deferred costs and other	66,623	20,029	4,758	(63,660)	27,750
Investment in subsidiaries	98,003	1,856	—	(99,859)	—
Total assets	$213,514	$409,456	$196,713	$(169,118)	$650,565

Liabilities and Equity

Current liabilities:
Accounts payable and accrued liabilities	$42,192	$15,725	$4,370	$—	$62,287
Current portion of long-term debt	—	13	13,400	—	13,413
Total current liabilities	42,192	15,738	17,770	—	75,700
Long-term debt, net of current portion	181,540	1	108,300	—	289,841
Deferred tax liabilities	21,710	94	—	2,651	24,455
Other long-term liabilities	5,766	—	63,750	(67,685)	1,831
Intercompany	(296,432)	297,594	—	(1,162)	—
Total liabilities	(45,224)	313,427	189,820	(66,196)	391,827
Total Cornell Companies, Inc. stockholders’ equity	256,346	96,029	6,893	(102,922)	256,346
Non-controlling interest	2,392	—	—	—	2,392
Total equity	258,738	96,029	6,893	(102,922)	258,738
Total liabilities and equity	$213,514	$409,456	$196,713	$(169,118)	$650,565

Condensed Consolidating Statement of Income for the three months ended March 31, 2010 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$4,502	$115,149	$4,502	$(24,147)	$100,006
Operating expenses, excluding depreciation and amortization	4,040	96,660	45	(24,062)	76,683
Depreciation and amortization	—	3,830	880	(11)	4,699
General and administrative expenses	5,740	—	19	—	5,759
Income (loss) from operations	(5,278)	14,659	3,558	(74)	12,865
Overhead allocations	(7,828)	7,828	—	—	—
Interest, net	166	3,500	2,720	(201)	6,185
Equity earnings in subsidiaries	3,331	—	—	(3,331)	—
Income before provision for income taxes	5,715	3,331	838	(3,204)	6,680
Provision for income taxes	2,435	—	—	396	2,831
Net income	3,280	3,331	838	(3,600)	3,849
Non-controlling interest	—	—	—	569	569
Income available to Cornell Companies, Inc.	$3,280	$3,331	$838	$(4,169)	$3,280

Condensed Consolidating Statement of Income for the three months ended March 31, 2009 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$4,502	$117,820	$4,502	$(27,114)	$99,710
Operating expenses, excluding depreciation and amortization	4,138	95,739	42	(27,028)	72,891
Depreciation and amortization	—	4,006	881	6	4,893
General and administrative expenses	6,119	—	19	—	6,138
Income (loss) from operations	(5,755)	18,075	3,560	(92)	15,788
Overhead allocations	(8,377)	8,377	—	—	—
Interest, net	1,954	1,337	2,882	(220)	5,953
Equity earnings in subsidiaries	8,360	—	—	(8,360)	—
Income before provision for income taxes	9,028	8,361	678	(8,232)	9,835
Provision for income taxes	3,771	—	—	330	4,101
Net income	5,257	8,361	678	(8,562)	5,734
Non-controlling interest	—	—	—	477	477
Income available to Cornell Companies, Inc.	$5,257	$8,361	$678	$(9,039)	$5,257

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2010 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(4,307)	$3,088	$202	$(1,017)

Cash flows from investing activities:
Capital expenditures	—	(3,227)	—	(3,227)
Payments to restricted debt payment account, net	—	—	(208)	(208)
Net cash provided by (used in) investing activities	—	(3,227)	(208)	(3,435)

Cash flows from financing activities:
Payments of line of credit	(2,600)	—	—	(2,600)
Purchase and retirement of common stock	(3,000)	—	—	(3,000)
Payments on capital lease obligations	—	(3)	—	(3)
Proceeds from exercise of stock options and employee stock purchase plan	392	—	—	392
Net cash used in financing activities	(5,208)	(3)	—	(5,211)

Net decrease in cash and cash equivalents	(9,515)	(142)	(6)	(9,663)

Cash and cash equivalents at beginning of period	27,386	317	21	27,724

Cash and cash equivalents at end of period	$17,871	$175	$15	$18,061

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2009 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(5,727)	$3,276	$362	$(2,089)

Cash flows from investing activities:
Capital expenditures	—	(3,168)	—	(3,168)
Payments to restricted debt payment account, net	—	—	(381)	(381)
Net cash used in investing activities	—	(3,168)	(381)	(3,549)

Cash flows from financing activities:
Proceeds from line of credit	2,000	—	—	2,000
Payments on line of credit	(1,000)	—	—	(1,000)
Payments on capital lease obligations	—	(3)	—	(3)
Proceeds from exercise of stock options	299	—	—	299
Net cash provided by (used in) financing activities	1,299	(3)	—	1,296

Net increase (decrease) in cash and cash equivalents	(4,428)	105	(19)	(4,342)

Cash and cash equivalents at beginning of period	14,291	265	57	14,613

Cash and cash equivalents at end of period	$9,863	$370	$38	$10,271

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Cornell Companies, Inc. is a leading provider of correctional, detention, educational, rehabilitation and treatment services outsourced by federal, state and local government agencies. We provide a diversified portfolio of services for adults and juveniles through our three operating divisions: (1) Adult Secure Services; (2) Abraxas Youth and Family Services and (3) Adult Community-Based Services. At March 31, 2010, we operated 63 facilities with a total service capacity of 20,531 beds and had five facilities with a combined service capacity of 861 beds that were vacant. Our facilities are located in 15 states and the District of Columbia.

The following table sets forth for the periods indicated total residential service capacity and contracted beds in operation at the end of the periods shown, average contract occupancy percentages and total non-residential service capacity.

	Three Months Ended March 31,
	2010	2009

Residential
Service capacity (1)	19,284	17,634
Contracted beds in operation (end of period) (2)	17,639	16,780
Average contract occupancy based on contracted beds in operation (3) (4)	87.8%	93.2%
Non-Residential
Service capacity (5)	2,108	2,558

(1)	Residential service capacity is comprised of the number of beds currently available for service in our residential facilities.
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

During the three months ended March 31, 2010 we initiated the transition plan at our D. Ray James Prison from our current customer, the Georgia Department of Corrections (“GDOC”), to the Federal Bureau of Prisons (“BOP”) (anticipated to take through the fourth quarter of 2010). This will include the ramp-down of the current population, preparation of the facility for the new customer and subsequent ramp-up of the BOP population.

Although we believe we will continue to see steady demand across our various business segments and customer base (federal, state and local) in 2010, we are monitoring the declining economic trends (which began in 2008) and the related impact on government budget plans and the effect tightened spending plans could have on our business (with respect to possible areas including current utilization and per diem rates, among others.) We expect key areas of focus for our performance in 2010 to include the transition of the customer at our D. Ray James Prison from GDOC to the BOP (by the fourth quarter of 2010). As noted, this will include the ramp-down of the current population, preparation of the facility for the new customer and subsequent ramp-up of the BOP population.  We also intend to focus on the options for our Great Plains Correctional Facility, including the continued utilization by the Arizona Department of Corrections of the facility or the potential utilization by other customers.  We also plan to remain focused on our operating margins, on increasing utilization (particularly in the Abraxas Youth and Family Services division and in our Adult Secure division) and improving customer mix as we believe those initiatives are the key elements of our financial performance.

Management Overview

Demand. Our business is driven generally by demand for incarceration or treatment services, and specifically by demand for private incarceration or treatment services, within our three primary business segments: Adult Secure Services; Abraxas Youth and Family Services; and Adult Community-Based Services. The demand for adult and juvenile corrections and treatment services has generally increased at a steady rate over the past ten years, largely as a result of increasing sentence terms and/or mandatory sentences for criminals as well a greater range of criminal acts, increasing demand for incarceration of illegal aliens and a public recognition of the need to provide services to juveniles that will improve the possibility that they will lead productive lives. Moreover, demand for our services is also affected by the amount of available capacity in the government systems to enable governments to provide the services themselves, as well as desire and ability of these systems to add additional capacity. In addition, the balance between community-based corrections treatment of adults as an alternative to traditional incarceration continues to be analyzed by many political and societal parties.  Among other things, we monitor federal, state and industry communications and statistics relative to trends in prison populations, juvenile justice statistics and initiatives, and developments in alternatives to traditional incarceration or detention of adults for opportunities to expand our scope or delivery of services.

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

Per Diem Reimbursement Rates.  Per diem reimbursement rates are another key element of our gross revenue and operating margin since per diem contracts represent a majority of our revenues (59.3% for the three months ended March 31, 2010).  Per diem rates are a function of negotiation between management and a governmental unit at the inception of a contract or through the bidding process.  Actual per diem rates vary dramatically across our business segments, and within each business segment depending upon the particular service or program provided. The initial per diem rates often change during the term of a contract in accordance with a schedule.  The amount of the change can be a fixed amount set forth within the contract, an amount determined by formulas set forth within the contract or an amount determined by negotiations between management and the governmental unit (often these negotiations are along the same lines as the original per diem negotiation — a review of expenses and approval of an amount to recompense for expenses and assure the potential of an operating profit).  In recent years, as budgetary pressures on governmental units have increased, some of our customers have negotiated relief from formulaic increase provisions within their agreements or have declined to include in their appropriation legislation amounts that would increase the per diem rates payable under the contract. Based on the economic turmoil which began in the second half of 2008, we are expecting such pressures to continue in 2010 for many of our customers. In similar prior situations we have attempted to mitigate the impact of these developments by negotiating services provided, obtaining commitments for increased volume and other measures. Customers may choose to reduce per diem rates through the reduction of contract services we may provide. We may also choose to consider terminating an existing relationship at a given facility and replacing it with a new customer (as was done with our Great Plains Correctional Facility in 2007 and as we intend to do with the D. Ray James Prison in 2010).

Revenues.  We derive substantially all of our revenues from providing adult corrections and treatment and juvenile justice, educational and treatment services outsourced by federal, state and local government agencies in the United States. Revenues for our services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis or on a cost-plus reimbursement basis. For the three months ended March 31, 2010, our revenue base consisted of 59.3% for services provided under per diem contracts, 35.5% for services provided under take-or-pay and management contracts, 3.5% for services provided under cost-plus reimbursement contracts and 1.7% for services provided under fee-for-service contracts.  For the three months ended March 31, 2009, our revenue base consisted of 61.1% for services provided under per diem contracts, 33.5% for services provided under take-or-pay and management contracts, 3.4% for services provided under cost-plus reimbursement contracts, 1.8% for services provided under fee-for-service contracts and 0.2% from other miscellaneous sources.

Revenues can fluctuate from period to period due to changes in government funding policies, changes in the number or types of clients referred to our facilities by governmental agencies, changes in the types of services delivered to our customers, the opening of new facilities or the expansion of existing facilities and the termination of contracts for a facility or the closure (or temporary program consolidation) of a facility.

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

Revenues-Adult Secure Services.  Revenues for our Adult Secure Services division are primarily generated from per diem, take-or-pay and management contracts.  For the three months ended March 31, 2010, and 2009, we realized average per diem rates on our adult secure facilities of approximately $55.64 and $53.75, respectively. The 2010 average per diem rate benefited from the activation of our Hudson Correctional Facility during the fourth quarter of 2009. We periodically have experienced pressure from contracting governmental agencies to limit or even reduce per diem rates. Many of these governmental entities are under severe budget pressures and we anticipate that governmental agencies may periodically approach us in 2010 about per diem rate concessions (or decline to provide funding for contractual rate increases).  Decreases in, or the lack of anticipated increases in, per diem rates could adversely impact our operating margin.

Revenues-Abraxas Youth and Family Services.  Revenues for our Abraxas Youth and Family Services division are primarily generated from per diem, fee-for-service and cost-plus reimbursement contracts.  For the three months ended March 31, 2010 and 2009, we realized average per diem rates on our residential youth and family services facilities of approximately $194.65 and $197.51, respectively. For the three months ended March 31, 2010 and 2009, we realized average fee-for-service rates for our non-residential community-based Abraxas Youth and Family Services facilities and programs, including rates that are limited by Medicaid and other private insurance providers, of approximately $48.47 and $45.04, respectively. The changes in the average fee-for-service rates are due to changes in the mix of services provided at our non-residential facilities. The majority of our Abraxas Youth and Family Services contracts renew annually.

Revenues-Adult Community-Based Services.  Revenues for our Adult Community-Based Services division are primarily generated from per diem and fee-for-service contracts. For the three months ended March 31, 2010 and 2009, we realized average per diem rates on our residential adult community-based facilities of approximately $70.29 and $67.25, respectively. For the three months ended March 31, 2010 and 2009, we realized average fee-for-service rates on our non-residential Adult Community-Based Services facilities and programs of approximately $9.42 and $9.07, respectively.  Our average fee-for-service rates fluctuate from period to period principally due to changes in the mix of services provided by our various Adult Community-Based Services programs and facilities.

Operating Margins.  We have historically experienced higher operating margins in our Adult Secure Services and Adult Community-Based Services divisions as compared to our Abraxas Youth and Family Services division. Our operating margin, in a given period, will be impacted by both utilization at active facilities as well as by those facilities which may be either dormant or have been reactivated during the period. As previously discussed, we have expanded several of our Adult Secure facilities (D. Ray James Prison, Great Plains Correctional Facility and Walnut Grove Youth Correctional Facility, for example), which provides the opportunity to leverage existing infrastructure. Additionally, our operating margins within a division can vary from facility to facility based on whether a facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the mix of services provided, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract and our ability to increase a facility’s contract revenue. Under take-or-pay contracts, such as the contract at the Moshannon Valley Correctional Center, operating margins are typically higher during the early stages of the contract as the facility’s population ramps up (as revenues are received at contract percentages regardless of actual occupancy). As the variable costs (primarily resident-related and certain facility costs) increase with the growth in population, operating margins will generally decline to a stabilized level. Such an impact is anticipated at our D. Ray James Prison upon the activation of its transition to the BOP in the fourth quarter of 2010. A decline in occupancy at our Abraxas Youth and Family Services facilities can have a more significant impact on operating margins than our Adult Secure Services division due to the longer periods typically required to ramp resident population at a youth facility.

We have experienced and expect to continue to experience interim period operating margin fluctuations due to factors such as the number of calendar days in the period, higher payroll taxes (generally in the first half of the year) and salary and wage increases and insurance cost increases that are incurred prior to certain contract rate increases. Periodically, many of the governmental agencies with whom we contract may experience budgetary pressures and may approach us to limit or reduce per diem rates (including contractual price increases as well). We experienced such behavior in 2009 and we anticipate such customer behavior will continue in 2010. Decreases in, or the lack of anticipated increases in, per diem rates could adversely impact our operating margin. Additionally, a decrease in per diem rates without a corresponding decrease in operating expenses could also adversely impact our operating margin. Furthermore, our margins may be negatively impacted during a customer transition at a facility due to required population ramp patterns and timing as we change customers.

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

We are responsible for all facility operating costs, except for certain debt service and interest or lease payments for facilities where we have a management contract only. At these facilities, the facility owner is responsible for all debt service and interest or lease payments related to the facility. We are responsible for all other operating expenses at these facilities. We operated 11 and 14 facilities under management contracts at March 31, 2010 and 2009, respectively. Included in the 11 facilities under management contracts at March 31, 2010 were the Walnut Grove Youth Correctional Facility and the eight Los Angeles County Jails, which represented 1,714 beds of service capacity, or approximately 96.5%, of the residential service capacity represented by management contracts.

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

We incur pre-opening and start-up expenses including payroll, benefits, training and other operating costs prior to opening a new or expanded facility (including customer transitions) and during the period of operation while occupancy is ramping up. These costs vary by contract (and the pace/scale of the activation and related population ramp). We incurred such costs at our Hudson Correctional Facility in conjunction with its activation during the fourth quarter of 2009 and would also expect to incur similar costs in conjunction with the planned customer transition at our D. Ray James Prison in the second half of 2010. Since pre-opening and start-up costs are generally factored into the revenue per diem rate that is charged to the contracting agency, we typically expect to recover these upfront costs over the life of the contract. Because occupancy rates during a facility’s start-up phase typically result in capacity under-utilization for at least 90 to 180 days, we may incur additional post-opening start-up costs. We do not anticipate post-opening start-up costs at any adult secure facilities operated under any future contracts with the BOP which are take-or-pay contracts, meaning that the BOP will generally pay a certain percentage of the contractual monthly revenue once the facility opens, regardless of actual occupancy (with an adjusted percentage level (up to 90%) as the population achieves certain thresholds).

Newly opened facilities are staffed according to applicable regulatory or contractual requirements when we begin receiving offenders or clients. Offenders or clients are typically assigned to a newly opened facility on a phased-in basis over a one- to six-month period. Our start-up period for new juvenile operations is generally up to 12 months from the date we begin recognizing revenue unless break-even occupancy levels are achieved before then. The actual time required to ramp a juvenile facility (with an approximate capacity, for example, of 100 to 200 beds) may be a period of one to three years. Our start-up period for new adult operations is generally up to nine months from the date we begin recognizing revenue unless break-even occupancy levels are achieved before then.  The approximate time to ramp an adult facility of approximately 1,000 beds may be a period of three to six months, depending upon the customer requirements.  Although we typically recover these upfront costs over the life of the contract, quarterly results can be substantially affected by the timing of the commencement of operations as well as the development and construction of new facilities.

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

Recent Developments

Merger Agreement

On April 18, 2010, the Company entered into an Agreement and Plan of Merger (“Agreement”) with The GEO Group (NYSE:GEO) (“GEO”), a private provider of correctional, detention, and residential treatment services to federal, state and local government agencies around the globe. Pursuant to the Agreement, The GEO Group will acquire Cornell for stock and/or cash at an estimated enterprise value of $685 million based on the closing prices of both companies’ stock on April 16, 2010, including the assumption of approximately $300 million in Cornell debt, excluding cash.

Under the terms of the definitive agreement, stockholders of Cornell will have the option to elect to receive either (x) 1.3 shares of GEO common stock for each share of Cornell common stock or (y) an amount of cash consideration equal to the greater of (i) the fair market value of one share of GEO common stock plus $6.00 or (ii) the fair market value of 1.3 shares of GEO common stock. In order to preserve the tax-deferred treatment of the transaction, no more than 20% of the outstanding shares of Cornell Common Stock may be exchanged for the cash consideration. If elections are made such that the aggregate cash consideration to be received by Cornell stockholders would exceed $100 million in the aggregate, such excess amount may be paid at the election of GEO in shares of GEO common stock or in cash.

The merger is expected to close in the third quarter of 2010, subject to the approval of the issuance of GEO common stock by GEO’s shareholders, approval of the transaction by Cornell’s stockholders and federal regulatory agencies including but not limited to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as well as the fulfillment of other customary terms and conditions. The Merger Agreement also contains covenants with respect to the operation of the Company’s business between signing of the Merger Agreement and closing of the Merger.

Litigation Relating to the Merger

On April 27, 2010, a putative stockholder class action was filed in the District Court for Harris County, Texas by Todd Shelby against Cornell, members of the Cornell board of directors, individually, and GEO. The complaint alleges, among other things, that the Cornell directors breached their duties by entering into the Agreement without first taking steps to obtain adequate, fair and maximum consideration for Cornell’s stockholders by shopping the company or initiating an auction process, by structuring the transaction to take advantage of Cornell’s low current stock valuation, and by structuring the transaction to benefit GEO while making an alternative transaction either prohibitively expensive or otherwise impossible, and that Cornell and GEO have aided and abetted such breaches by Cornell’s directors. Among other things, the complaint seeks to enjoin Cornell, its directors and GEO from completing the merger and seeks a constructive trust over any benefits improperly received by the defendants as a result of their alleged wrongful conduct.

D. Ray James Prison

In January 2010, we received a contract award from the BOP to house up to 2,507 low-security adult males at the facility. The contract has an anticipated effective date of October 1, 2010 and has an initial four-year term with three two-year option periods. We anticipate we will spend approximately $8.0 million prior to the effective date of the BOP contract in order to prepare the facility for the BOP inmates. In conjunction with the preparations for the BOP population during 2010, we will be transitioning from the Georgia Department of Corrections’ inmates currently housed at this facility.

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

Cash Flows From Operating Activities.  Cash flows used in operating activities were approximately $1.0 million for the three months ended March 31, 2010 compared to cash used in operating activities of approximately $2.1 million for the three months ended March 31, 2009, principally due to: (1) a reduction in net income during the first quarter of 2010 as compared to the first quarter of 2009 of approximately $1.9 million, (2) an increase in other restricted assets of approximately $3.2 million, and (3) a decrease in accounts receivable-trade due to the timing and receipt of customer payments.

Cash Flows From Investing Activities.  Cash used in investing activities was approximately $3.4 million for the three months ended March 31, 2010, due primarily to capital expenditures of $3.2 million related to our Hudson Correctional Facility and D. Ray James Prison. There were also net payments for the three months ended March 31, 2010 to the restricted debt payment account of $0.2 million.  Cash used in investing activities was approximately $3.5 million for the three months ended March 31, 2009, due primarily to capital expenditures of approximately $3.2 million, primarily related to the facility expansion projects at the D. Ray James Prison and the Great Plains Correctional Facility. There were also net payments to the restricted debt payment account of approximately $0.4 million.

Cash Flows From Financing Activities. Cash used in financing activities was approximately $5.2 million for the three months ended March 31, 2010, due to payments on our Amended Credit Facility of $2.6 million and the purchase of $3.0 million of our common stock.  Additionally, we had proceeds from the exercise of stock options and employee stock purchase plan of approximately $0.4 million.  Cash provided by financing activities was approximately $1.3 million for the three months ended March 31, 2009, due primarily to net borrowings on our Amended Credit Facility of $1.0 million and proceeds from the exercise of stock options of $0.3 million.

Treasury Stock Repurchases.  We repurchased 145,473 shares of our common stock in the three months ended March 31, 2010. See Part II, Item 2. All of these shares were retired.  We did not repurchase any of our common stock in the three months ended March 31, 2009. Under the terms of our Senior Notes and our Amended Credit Facility, we can purchase shares of our stock subject to certain cumulative restrictions.

Long-Term Credit Facilities.  Our Amended Credit Facility provides for borrowings up to $100.0 million (including letters of credit) and matures in December 2011. At our election, outstanding borrowings bear interest at either the LIBOR rate plus a margin ranging from 1.50% to 2.25%, or a rate which ranges from 0.00% to 0.75% above the applicable prime rate. The applicable margins are subject to adjustments based on our total leverage ratio. The available commitment under our Amended Credit Facility was approximately $20.5 million at March 31, 2010.  We had outstanding borrowings under our Amended Credit Facility of $67.4 million and we had outstanding letters of credit of approximately $12.1 million at March 31, 2010.  Subject to certain requirements, we have the right to increase the commitments under our Amended Credit Facility up to $150.0 million, although the indenture for our Senior Notes limits our ability, subject to certain conditions, to expand the Amended Credit Facility beyond $100.0 million. We can provide no assurance that all of the banks that have made commitments to us under our Amended Credit Facility would be willing to participate in an expansion to the Amended Credit Facility should we desire to do so. The Amended Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. The Amended Credit Facility is not collateralized by the assets of MCF.

Our Amended Credit Facility contains certain financial and other restrictive covenants that limit our ability to engage in certain activities. Our ability to borrow under the Amended Credit Facility is subject to compliance with certain financial covenants, including bank leverage, total leverage and fixed charge coverage rates. At March 31, 2010, we were in compliance with all such covenants. Our Amended Credit Facility includes other restrictions that, among other things, limit our ability to: incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make investments, restricted payments and asset dispositions; enter into transactions with affiliates; and engage in sale/leaseback transactions.

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

In June 2004, we issued $112.0 million in principal of 10.75% Senior Notes the (“Senior Notes”) due July 1, 2012.  The Senior Notes are unsecured senior indebtedness and are guaranteed by all of our existing and future subsidiaries (collectively, the “Guarantors”).  The Senior Notes are not guaranteed by MCF (the “Non-Guarantor”).  Interest on the Senior Notes is payable semi-annually on January 1 and July 1 of each year, commencing January 1, 2005.  On or after July 1, 2008, have the right to redeem all or a portion of the Senior Notes at the redemption prices (expressed as a percentage of the principal amount) listed below, plus accrued and unpaid interest, if any, on the Senior Notes redeemed, to the applicable date of redemption, if redeemed during the 12-month period commencing on July 1 of each of the remaining years indicated below:

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

We expect to use existing cash balances, internally generated cash flows and borrowings from our Amended Credit Facility to fulfill anticipated obligations such as capital expenditures, working-capital needs and scheduled debt maturities over at least the next twelve months.  As of March 31, 2010, we had approximately $20.5 million of available capacity under our Amended Credit Facility.  We will continue to analyze our capital structure, including a potential refinancing of our Senior Notes and financing for our expected future capital expenditures, including any potential acquisitions.  We will consider potential acquisitions from time to time.  Our principal focus for acquisitions is anticipated to be in our Adult Secure and Adult Community-Based divisions, although we would also pursue attractively priced acquisitions in our Abraxas Youth and Family Services division.  We may decide to use internally generated funds, bank financing, equity issuances, debt issuances or a combination of any of the foregoing to finance our future capital needs. We may also seek, from time to time, to retire or purchase some of our common stock and/or outstanding debt through open market purchases, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  In July 2009, our Board of Directors authorized a stock repurchase program which provides for up to $10.0 million in purchases through December 2010.  In September 2009, we adopted a 10b5-1 Plan to facilitate purchases of our common stock pursuant to such stock repurchase plan. As noted, we purchased approximately $3.0 million of our common stock during the three months ended March 31, 2010. The Company may also repurchase our common stock in open market purchases. As a result of the proposed Merger with GEO, we terminated the 10B5-1 Plan and we do not intend to repurchase further shares of our common stock pending the Merger.  At March 31, 2010, we believe we have sufficient liquidity necessary to complete those projects (including the facility maintenance improvements to be performed in association with the contract transition preparation at D. Ray James Prison) for which we have outstanding commitments.

Our internally generated cash flow is directly related to our business. Should the private corrections and juvenile businesses deteriorate, or should we experience poor results in our operations, cash flow from operations may be reduced. We have, however, continued to generate positive cash flow from operating activities over recent years and expect that cash flow will continue to be positive over the next year. Our access to debt and equity markets may be reduced or closed to us due to a variety of events, including, among others, industry conditions, general economic conditions, market conditions, credit rating agency downgrades of our debt and/or market perceptions of us and our industry.  The volatility seen in the financial markets beginning in the third quarter of 2008 and continuing throughout 2009 is expected to be present (at some level) for the near term.  Such volatility could result in decreased availability of capital at economical terms (or at various times) and could also put additional financial and budgetary pressure on our customers.  Such conditions could potentially result in our inability to pursue additional future growth opportunities (such as facility expansions or new facility construction) and, if coupled with unexpected client, operational or other issues affecting our cash flow, in a need to seek additional financing at terms we would otherwise not accept.

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

	Three Months Ended March 31,
	2010	2009

Revenues	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	76.6	73.1
Depreciation and amortization	4.7	4.9
General and administrative expenses	5.8	6.2
Income from operations	12.9	15.8
Interest expense, net	6.2	5.9
Income from operations before provision for income taxes	6.7	9.9
Provision for income taxes	2.8	4.1
Net income	3.9	5.8
Non-controlling interest	0.6	0.5
Income available to shareholders	3.3%	5.3%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues.  Revenues increased approximately $0.3 million, or 0.3%, to $100.0 million for the three months ended March 31, 2010 from approximately $99.7 million for the three months ended March 31, 2009.

Adult Secure Services. Adult Secure Services revenues increased approximately $1.9 million, or 3.3%, to $58.8 million for the three months ended March 31, 2010, from approximately $56.9 million for the three months ended March 31, 2009, due primarily to revenues of $4.6 million at the Hudson Correctional Facility which began operations in November 2009.  This increase in revenue was offset by (1) a decrease in revenues of $1.2 million and $1.5 million, respectively, due to the termination of our contracts at the Baker Community Correctional Facility (“Baker”) and the Mesa Verde Community Correctional Facility (“Mesa Verde”) in December 2009.

At March 31, 2010, we operated nine adult secure facilities with an aggregate service capacity of 14,169.  Additionally, we had two vacant facilities with a combined service capacity of 622 beds at March 31, 2010.  Average contract occupancy was 83.2% for the three months ended March 31, 2010 compared to 91.9% for the three months ended March 31, 2009. The decrease in the average contract occupancy is primarily due to the under-utilization at our two facilities in California as a result of the termination of our management contracts for these facilities in October 2009. The average per diem rate was $55.64 and $53.75 for the three months ended March 31, 2010 and 2009, respectively. The average per diem rate in the three months ended March 31, 2010 reflected the activation of our Hudson Correctional Facility in November 2009.

Abraxas Youth and Family Services. Abraxas Youth and Family Services revenues decreased approximately $2.2 million, or 8.6%, to $23.5 million for the three months ended March 31, 2010, from $25.7 million for the three months ended March 31, 2009, due primarily to (1) a decrease in revenues of $1.5 million due to the consolidation of the Texas Adolescent Treatment Center (“TATC”) operations with our Hector Garza Residential Treatment Center (“Hector Garza”) in late November 2009 and (2) a decrease in revenues of $0.8 million at the Cornell Abraxas Academy due to a reduction in occupancy.  The remaining net increase in revenues of $0.1 million was due to various fluctuations in revenues at our other Abraxas Youth and Family Services facilities and programs.

At March 31, 2010, we operated 15 residential Abraxas Youth and Family Services facilities and nine non-residential community-based programs and facilities with an aggregate service capacity of 2,804. Additionally, we had three vacant facilities with a combined service capacity of 239 beds. Average contract occupancy for the three months ended March 31, 2010 was 86.8% compared to 83.9% for the three months ended March 31, 2009.

The average per diem rate for our residential Abraxas Youth and Family Services facilities was $194.65 for the three months ended March 31, 2010 compared to $197.51 for the three months ended March 31, 2009.  Our average fee-for-service rate for our non-residential Abraxas Youth and Family Services community-based facilities and programs was $48.47 for the three months ended March 31, 2010 compared to $45.04 for the three months ended March 31, 2009.  Our average fee-for-service rate can fluctuate from period-to-period depending on the mix of services provided at our various non-residential Abraxas Youth and Family Services facilities and programs.

Adult Community-Based. Adult Community-Based Services revenues increased approximately $0.5 million, or 2.9%, to $17.7 million for the three months ended March 31, 2010, from $17.2 million for the three months ended March 31, 2009, due an increase in revenues of $0.5 million at the Reid Community Residential Facility (principally due to its reactivation in the first quarter of 2009 after suffering damage from Hurricane Ike in 2008).  Revenues decreased approximately $1.0 million due to our termination of our management contract for the Dallas County Judicial Treatment Center (“Dallas”) in late November 2009.  The remaining net increase in revenues of approximately $1.0 million was due to various fluctuations in revenues at our other Adult Community-Based Services facilities and programs.

At March 31, 2010, we operated 27 residential Adult Community-Based Services facilities and three non-residential community-based programs with an aggregate service capacity of 3,558. Average contract occupancy for the three months ended March 31, 2010 was 116.2% compared to 104.3% for the three months ended March 31, 2009.

The average per diem rate for our residential Adult Community-Based Services facilities was $70.29 for the three months ended March 31, 2010 compared to $67.25 for the three months ended March 31, 2009. The average fee-for-service rate for our non-residential Adult Community-Based Services programs was $9.42 for the three months ended March 31, 2010 compared to $9.07 for the three months ended March 31, 2009.  Our average fee-for-service rates fluctuate as a result of changes in the mix of services provided by our various Adult Community-Based Services programs and facilities.

Operating Expenses excluding depreciation and amortization. Operating expenses, excluding depreciation and amortization increased approximately $3.8 million, or 5.2%, to $76.7 million for the three months ended March 31, 2010 from $72.9 million for the three months ended March 31, 2009.

Adult Secure Services. Adult Secure Services operating expenses increased approximately $5.3 million, or 14.4%, to $42.0 million for the three months ended March 31, 2010 from $36.7 million for the three months ended March 31, 2009. The increase was due primarily to operating expenses of $5.8 million at the Hudson Correctional Facility which began operations in November 2009.  This increase in operating expenses was offset, in part, by a combined decrease in operating expense of $0.8 million due to the termination of our contracts for Baker and Mesa Verde in December 2009.  The remaining net increase in operating expenses of $0.3 million was due to various fluctuations in operating expenses at our other Adult Secure Services facilities.

As a percentage of segment revenues, Adult Secure Services operating expenses were 71.5% for the three months ended March 31, 2010 compared to 64.5% for the three months ended March 31, 2009.  The decrease in our operating margin in the three months ended March 31, 2010 was due primarily to (1) the activation of our Hudson Correctional Facility in November 2009 (which is currently operating with available capacity), and (2) those expenses related to our closed Baker and Mesa Verde facilities.

Abraxas Youth and Family Services.  Abraxas Youth and Family Services operating expenses decreased approximately $1.2 million, or 5.0%, to $23.0 million for the three months ended March 31, 2010 from $24.2 million for the three months ended March 31, 2009, due primarily to the consolidation of TATC operations with our Hector Garza facility in late November 2009 which decreased operating expenses approximately $1.4 million. The remaining net increase in operating expenses of $0.2 million was due to various fluctuations in operating expenses at our other Abraxas Youth and Family Services facilities and programs.

As a percentage of segment revenues, Abraxas Youth and Family Services division operating expenses were 97.8% for the three months ended March 31, 2010 compared to 94.4% for the three months ended March 31, 2009. The decrease in our operating margin in the three months ended March 31, 2010 was due primarily to the decrease in revenues as noted above (reflective of occupancy and customer mix at certain facilities).

Adult Community-Based Services. Adult Community-Based Services operating expenses decreased approximately $0.3 million, or 2.5%, to $11.7 million for the three months ended March 31, 2010 from $12.0 million for the three months ended March 31, 2009, due primarily to the termination of our management contract for Dallas in late November 2009 which decreased operating expenses approximately $0.6 million.  The remaining net increase in operating expenses of approximately $0.3 million was due to various fluctuations in operating expenses at our other Adult Community-Based facilities and programs.

As a percentage of segment revenues, Adult Community-Based Services operating expenses were 66.0% for the three months ended March 31, 2010 compared to 69.8% for the three months ended March 31, 2009. The decrease in our operating margin in the three months ended March 31, 2010 was primarily due to the reduction of revenue previously noted which were not offset by operating expense reductions due to contractual staffing requirements.

Pre-opening and start-up expenses.  There were no pre-opening and start-up expenses for the three months ended March 31, 2010 and 2009.

Depreciation and Amortization.  Depreciation and amortization was approximately $4.7 million and $4.9 million for the three months ended March 31, 2010 and 2009, respectively.  Amortization of intangibles was approximately $0.1 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively.  The decrease in amortization expense in the three months ended

March 31, 2010 was due to the full amortization of our non-compete agreements as of December 2009.

General and Administrative Expenses.  General and administrative expenses decreased approximately $0.3 million, or 4.9%, to approximately $5.8 million for the three months ended March 31, 2010, from $6.1 million for the three months ended March 31, 2009 due primarily to lower legal and other professional expenses in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Interest.  Interest expense, net of interest income, increased approximately $0.2 million, or 3.3%, to $6.2 million for the three months ended March 31, 2010 from $6.0 million for the three months ended March 31, 2009. We did not capitalize any interest in the three months ended March 31, 2010, whereas we capitalized interest of approximately $0.7 million in the three months ended March 31, 2009 related to the 700 bed facility expansion project at the D. Ray James Prison. This increase was largely offset by (1) a decrease in interest expense of approximately $0.3 million as a result of a lower outstanding principal balance on MCF’s debt and (2) a decrease in interest expense on our Amended Credit Facility of approximately $0.3 million due primarily to lower interest rates in the 2010 period.

Income Taxes. For the three months ended March 31, 2010, we recognized a provision for income taxes at an estimated effective rate of 42.4%.  For the three months ended March 31, 2009, we recognized a provision for income taxes at an estimated effective rate of 41.7%.

Contractual Uncertainties Related to Certain Facilities

Regional Correctional Center.  The Office of Federal Detention Trustee (“OFDT”) holds the contract for the use of the RCC on behalf of ICE, USMS and the BOP with Bernalillo County, New Mexico (the “County”) through an intergovernmental services agreement, and we have an operating and management agreement with the County.  In July 2007, we were notified by ICE that it was removing all ICE detainees from the RCC and the removal was completed in early August 2007.  The facility is still being utilized by the USMS and since May 2008 by the BOP, but not at its full capacity.  In February 2008, ICE informed us that it would not resume use of the facility.  In February 2008, OFDT attempted to unilaterally amend its agreement with the County to reduce the number of minimum annual guaranteed mandays under the agreement from 182,500 to 66,300.  Neither we nor the County believe OFDT has the right to unilaterally amend the contract in this manner, and OFDT has been informed of our position. Although either party to the intergovernmental services agreement has the right to terminate upon 180 days notice, neither party has exercised such right as of March 31, 2010.  During the third quarter of 2009, we filed a claim against the United States, acting through the United States Department of Justice, OFDT and ICE (collectively, “Defendants”) for breach of contract and breach of the duty of good faith and fair dealing, arising out of the Defendants’ improper modification of the intergovernmental services agreement (the “Contract”) and subsequent failure to pay for the shortfalls in the 2007-2008 and 2008-2009 minimum annual guaranteed mandays specified in the Contract.

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

Revenues for this facility were approximately $3.6 million and $3.0 million for the three months ended March 31, 2010 and 2009, respectively.  The net carrying value of the leasehold improvements for this facility was approximately $0.3 million and $0.6 million at March 31, 2010 and December 31, 2009, respectively. Our lease for this facility requires monthly rent payments of approximately $0.13 million for the remaining term of the lease (which was extended through June 2010). To date, although we have several federal agencies using the RCC, the facility still has available capacity.  Our inability to expand the existing population with current or new customers or any disruption of our operations due to activity in the McClendon case could have an adverse effect on our financial condition, results of operations and cash flows.  We believe there has been no impairment to the carrying value of the leasehold improvements at this facility.

California Facilities. In October 2009, we were notified by the CDCR that they were terminating our contracts at our two small California male community correctional facilities, (Baker Community Correctional Facility (“Baker”) and Mesa Verde Community Correctional Facility (“Mesa Verde”)) which represent a combined 622 beds of service capacity.

Revenues for Baker were approximately $1.2 million for the three months ended March 31, 2009.  There were no revenues in the three months ended March 31, 2010. The net carrying value of this owned facility was approximately $2.8 million at March 31, 2010 and December 31, 2009.  We are considering potential alternate customers for this facility (including the pending procurement for female low-security beds by the CDCR (for which this facility would qualify)), but we can make no assurances as to who the customer will be or what the possible timing might be. We believe that there has been no impairment to the carrying value of this facility.

Revenues for Mesa Verde were $1.5 million for the three months ended March 31, 2009.  There were no revenues for the three months ended March 31, 2010. The net carrying value of the leasehold improvements for this facility was approximately $0.6 million at March 31, 2010 and December 31, 2009. Our lease for this facility requires monthly rent payments ranging from approximately $0.14 million to $0.16 million over the remaining term of the lease through June 2015. We are considering potential alternate customers for this facility (including the pending procurement for female low-security beds by the CDCR (for which this facility would qualify)), which we believe will ultimately result in the recovery of our investment in this facility. However, we can make no assurances as to who the customer will be (or what the possible timing might be). We believe that there has been no impairment to the carrying value of the leasehold improvements at this facility.

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

We maintain operating leases in the ordinary course of our business activities.  These leases include those for operating facilities,

office space and office and operating equipment, and the agreements expire between 2010 and 2075. As of March 31, 2010, our total commitment under these operating leases was approximately $129.8 million.

The following table details the known future cash payments (on an undiscounted basis) related to our various contractual obligations as of March 31, 2010 (in thousands):

	Payments Due by Period
			2011 -	2013 -
	Total	2010	2012	2014	Thereafter

Contractual Obligations:
Long-term debt — principal
• Cornell Companies, Inc.	$112,000	$—	$112,000	$—	$—
• Special Purpose Entity	121,700	13,400	30,400	35,800	42,100
Long-term debt — interest
• Cornell Companies, Inc.	27,090	9,030	18,060	—	—
• Special Purpose Entity	39,424	5,154	17,110	11,740	5,420
Revolving line of credit-principal
• Cornell Companies, Inc.	67,400	—	67,400	—	—
Revolving line of credit-interest
• Cornell Companies, Inc.	2,467	1,026	1,441	—	—
Capital lease obligations
• Cornell Companies, Inc.	11	11	—	—	—
Construction commitments	7,817	7,817	—	—	—
Operating leases	129,840	13,096	29,521	27,541	59,682
Consultative and non-compete agreements	10	10	—	—	—
Total contractual cash obligations	$507,759	$49,544	$275,932	$75,081	$107,202

Approximately $2.8 million of unrecognized tax benefits have been recorded as liabilities as of March 31, 2010 but are not included in the contractual obligations table above because we are uncertain as to if or when such amounts may be settled.  Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for potential penalties of approximately $0.1 million and for interest of approximately $0.2 million as of March 31, 2010.

We enter into letters of credit in the ordinary course of operating and financing activities.  As of March 31, 2010, we had outstanding letters of credit of approximately $12.1 million primarily for certain workers’ compensation insurance and other operating obligations.  The following table details our letters of credit commitments as of March 31, 2010 (in thousands):

	Total	Amount of Commitment Expiration Per Period
	Amounts	Less than			More Than
	Committed	1 Year	1-3 Years	3-5 Years	5 Years
Commercial Commitments:
Standby letters of credit	$12,101	$12,101	$—	$—	$—

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

Interest Rate Exposure

Our exposure to changes in interest rates primarily results from our Amended Credit Facility, as these borrowings have floating interest rates.  The debt on our consolidated financial statements at March 31, 2010 with fixed interest rates consist of the 8.47% Bonds issued by MCF, in August 2001 in connection with the 2001 Sale and Leaseback Transaction and $112.0 million of Senior Notes.  The detrimental effect of a hypothetical 100 basis point increase in interest rates on our current borrowings under our Amended Credit Facility would be to reduce income before provision for income taxes by approximately $0.2 million for the three months ended March 31, 2010.  At March 31, 2010, the fair value of our consolidated debt was approximately $304.2 million based upon quoted market prices or discounted future cash flows using the same or similar securities.

Inflation

Other than personnel, offender medical costs at certain facilities, and employee medical and worker’s compensation insurance costs, we believe that inflation has not had a material effect on our results of operations during the past two years.  We have experienced significant increases in resident/inmate medical costs and employee medical and worker’s compensation insurance costs, and we have also experienced higher personnel costs during the past two years. Most of our facility management contracts provide for payments of either fixed per diem fees or per diem fees that increase by only small amounts during the term of the contracts. Inflation could substantially increase our personnel costs (the largest component of our operating expenses), medical and insurance costs or other operating expenses at rates faster than any increases in contract revenues.  Food costs (part of our resident/inmate care costs) were also subject to rising prices in 2009 and 2010.  We believe we have limited our exposure through long-term contracts with fixed term pricing.

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

Changes in Internal Control over Financial Reporting

In connection with the evaluation as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act, we have not identified any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during our fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II     OTHER INFORMATION

ITEM 1.                         Legal Proceedings.

See Part I, Item 1. Note 9 to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A.                      Risk Factors.

The risk factors as previously discussed in our Form 10-K for the fiscal year ended December 31, 2009 are incorporated herein by this reference.

Risks Related to the Merger

There can be no assurance that the proposed merger of The GEO Group and Cornell will be consummated.  The announcement and pendency of the Merger, or the failure of the Merger to be consummated, could have an adverse effect on Cornell’s stock price, business, financial condition, results of operations or prospects.

We have entered into an Agreement and Plan of Merger with The GEO Group, Inc. (“GEO”) and GEO Acquisition III, Inc. (“Merger Sub”), dated April 18, 2010 (the “Merger Agreement”), pursuant to which GEO will acquire the Company (the “Merger”). The Merger is subject to a number of conditions to closing, including (i) the approval of the issuance of shares of GEO common stock in accordance with the terms of the merger agreement, (ii) the adoption of the Merger Agreement by the Cornell stockholders, (iii) the expiration or termination of the waiting period (and any extension thereof) or the resolution of any litigation instituted applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) or any other applicable federal or state statute or regulation, (iv) no temporary restraining order, preliminary or permanent injunction or other order shall have been issued (and remain in effect) by a court or other governmental entity having the effect of making the merger illegal or otherwise prohibiting the consummation of the Merger, and (v) the approval for listing on the New York Stock Exchange of the shares of GEO common stock issuable in connection with the Merger, (vi) the receipt of certain third party contractual approvals that are required as a result of the Merger.

If the stockholders of GEO fail to approve the GEO share issuance or if Cornell stockholders fail to adopt the Merger Agreement, we will not be able to complete the Merger.  Additionally, if the other closing conditions are not met or waived, we will not be able to complete the Merger.  As a result, there can be no assurance that the Merger will be completed in a timely manner or at all.

Further, the announcement and pendency of the Merger could disrupt our businesses, in any of the following ways, among others:

•      Our employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain and hire key managers and other employees;

•      the attention of our management may be directed toward the completion of the merger and transaction-related considerations and may be diverted from the day-to-day business operations of Cornell; and

•      customers, suppliers or others may seek to modify or terminate their business relationships with us.

We may face additional challenges in competing for new business and retaining or renewing business.  These disruptions could be exacerbated by a delay in the completion of the Merger or termination of the Merger Agreement.

For the foregoing reasons, there can be no assurance that the announcement and pendency of the Merger, or the failure of the Merger to be consummated, will not have an adverse effect on our stock price, business, financial condition, results of operations or prospects.

The Merger Agreement limits our ability to pursue an alternative acquisition proposal and requires us to pay a termination fee of $12 million, plus expenses, if it does.

The Merger Agreement prohibits us from soliciting, initiating or encouraging alternative merger or acquisition proposals with any third party.  The Merger Agreement also provides for the payment by us to GEO of a termination fee of $12 million, plus up to $2 million in fees and expenses, if the Merger Agreement is terminated in certain circumstances in connection with a competing acquisition proposal for us or the withdrawal by our board of directors of its recommendation that our stockholders vote in favor of the proposals required to consummate the Merger, as the case may be.

There may be a long delay between GEO and Cornell each receiving the necessary stockholder approvals for the Merger and the closing of the transaction, during which time we will lose the ability to consider and pursue alternative acquisition proposals, which might otherwise be superior to the Merger.

Following the GEO shareholder and Cornell stockholder approvals, the Merger Agreement prohibits us from taking any actions to review, consider or recommend any alternative acquisition proposals, including those that could be superior to our stockholders when compared to the Merger.  Given that there could be a delay between stockholder approval and closing, the time during which we could be prevented from reviewing, considering or recommending such proposals could be significant.

A lawsuit has been filed against Cornell, members of Cornell’s board of directors and GEO challenging the Merger, and an unfavorable judgment or ruling in this lawsuit could prevent or delay the consummation of the Merger, result in substantial costs or both.

Cornell, its directors and GEO have been named in a purported stockholder class action complaint filed in Texas state court. The complaint alleges, among other things, that Cornell’s directors breached their fiduciary duties by entering into the Merger Agreement without first taking steps to obtain adequate, fair and maximum consideration for Cornell’s stockholders by shopping the company or initiating an auction process, by structuring the transaction to take advantage of Cornell’s current low stock valuation, and by structuring the transaction to benefit GEO while making an alternative transaction either prohibitively expensive or otherwise impossible, and that the corporate defendants have aided and abetted such breaches by Cornell’s directors.  The plaintiffs are seeking, among other things, both an injunction prohibiting the Merger and a constructive trust in an unspecified amount.

One of the conditions to the closing of the Merger is that there not be any legal prohibition preventing the consummation of the Merger, which would include the injunction sought by the plaintiffs in this case if it were to be granted.  As a result, if any of the plaintiffs are successful in obtaining the injunction they seek, the Merger may be blocked or delayed, or there could be substantial costs to GEO and/or Cornell.  It is possible that other similar lawsuits may be filed in the future.  Cornell cannot estimate any possible loss from this or similar future litigation at this time.  Cornell has obligations under certain circumstances to hold harmless and indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Cornell’s certificate of incorporation, bylaws and contractual agreements with its directors.

ITEM 2.                         Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock for the periods indicated.

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares
			as Part	that May Yet
	Total Number	Average	of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Programs (1)	Programs (2)
(In millions, except share and per share data)

January 1, 2010 to January 31, 2010
February 1, 2010 to February 28, 2010
March 1, 2010 to March 31, 2010	145,473	$20.60	145,473	$7.0

	145,473		145,473

(1)

Represents the number of shares repurchased through our repurchase program authorized by our Board of Directors in July 2009. During the three months ended March 31, 2010, we repurchased approximately 145,473 shares at a cost of $3 million under the program

(2)	We do not intend to repurchase any more shares of our common stock under our repurchase program pending the completion of the merger with GEO.

ITEM 3.                         Defaults Upon Senior Securities.

None.

ITEM 4.                         Removed and Reserved.

None.

ITEM 5.                         Other Information.

None.

ITEM 6.                         Exhibits.

2.1           Agreement and Plan of Merger dated as of April 18, 2010, by and among Cornell Companies, Inc., The GEO Group and GEO Acquisition III, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2010).

3.1           Third Amended and Restated Bylaws of Cornell Companies, Inc. (incorporated by reference from exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.1         Amendment No. 2 to Employment/Separation Agreement between Cornell Companies, Inc. and John R. Nieser dated effective as of April 16, 2010 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2010).

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

CORNELL COMPANIES, INC.

Date: May 7, 2010	By:	/s/ James E. Hyman
JAMES E. HYMAN
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: May 7, 2010	By:	/s/ John R. Nieser
JOHN R. NIESER
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)