Form 10-Q
period 2010-06-30
CORNELL COMPANIES INC
filed 2010-08-09
CIK 1016152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

At August 5, 2010, the registrant had 15,108,415 shares of common stock outstanding.

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

•                  market outlook in our various markets,

•                  our other expectations with regard to market outlook,

•                  utilization,

•                  parolee, detainee, inmate and youth offender trends,

•                  pricing and per diem rates,

•                  contract commencements,

•                  new contract opportunities,

•                  our proposed merger transaction with The GEO Group, Inc. (including, but not limited to, expected timing of completion of the transaction and satisfaction of required closing conditions),

•                  operations at, future contracts for, and results from our Baker Community Correctional Facility, High Plains Correctional Facility and Mesa Verde Community Correctional Facility,

•                  operations at, future contracts for, and results from our Regional Correctional Center and Great Plains Correctional Facility,

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

PART I FINANCIAL INFORMATION

ITEM 1.      Financial Statements.

CORNELL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,164	$27,724
Accounts receivable — trade (net of allowance for doubtful accounts of $4,650 and $4,345, respectively)	63,739	59,496
Other receivables	2,814	1,587
Bond fund payment account and other restricted assets	29,041	29,978
Deferred tax assets	10,081	9,843
Prepaid expenses and other	7,678	11,647
Total current assets	129,517	140,275
PROPERTY AND EQUIPMENT, net	460,421	455,523
OTHER ASSETS:
Debt service reserve fund and other restricted assets	33,270	27,017
Goodwill	13,308	13,308
Intangible assets, net	922	1,185
Deferred costs and other	16,117	13,257
Total assets	$653,555	$650,565

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$60,850	$62,287
Current portion of long-term debt	13,408	13,413
Total current liabilities	74,258	75,700
LONG-TERM DEBT, net of current portion	287,332	289,841
DEFERRED TAX LIABILITIES	26,242	24,455
OTHER LONG-TERM LIABILITIES	2,125	1,831
Total liabilities	389,957	391,827

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 30,000,000 shares authorized, 16,069,290 and 16,434,940 shares issued and 14,933,148 and 14,947,054 shares outstanding, respectively	16	16
Additional paid-in capital	163,904	168,852
Retained earnings	106,353	97,944
Accumulated other comprehensive income	1,295	1,422
Treasury stock (1,136,142 and 1,487,886 shares of common stock, at cost, respectively)	(9,078)	(11,888)
Total Cornell Companies, Inc. stockholders’ equity	262,490	256,346
Non-controlling interest	1,108	2,392
Total equity	263,598	258,738
Total liabilities and equity	$653,555	$650,565

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

REVENUES	$103,871	$105,334	$203,877	$205,044
OPERATING EXPENSES, EXCLUDING DEPRECIATION AND AMORTIZATION	74,793	74,734	151,476	147,627
DEPRECIATION AND AMORTIZATION	4,555	4,740	9,254	9,633
GENERAL AND ADMINISTRATIVE EXPENSES	8,001	6,270	13,760	12,408

INCOME FROM OPERATIONS	16,522	19,590	29,387	35,376

INTEREST EXPENSE	6,287	6,736	12,601	12,935
INTEREST INCOME	(127)	(160)	(255)	(406)

INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	10,362	13,014	17,041	22,847

PROVISION FOR INCOME TAXES	4,646	5,386	7,477	9,487

NET INCOME	5,716	7,628	9,564	13,360

NON-CONTROLLING INTEREST	586	398	1,155	873

INCOME AVAILABLE TO CORNELL COMPANIES, INC.	$5,130	$7,230	$8,409	$12,487

EARNINGS PER SHARE ATTRIBUTABLE TO CORNELL COMPANIES, INC. STOCKHOLDERS:
BASIC	$.34	$.49	$.56	$.84
DILUTED	$.34	$.48	$.56	$.84

NUMBER OF SHARES USED IN PER SHARE COMPUTATION:
BASIC	14,944	14,881	14,903	14,878
DILUTED	15,111	14,970	15,050	14,952

COMPREHENSIVE INCOME:
Net income	$5,716	$7,628	$9,564	$13,360
Comprehensive income attributable to non-controlling interest	(586)	(398)	(1,155)	(873)
Comprehensive income attributable to Cornell Companies, Inc.	$5,130	$7,230	$8,409	$12,487

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(Unaudited)

(in thousands, except share data)

							Accumulated
	Common Stock		Additional				Other	Non-	Total
		Par	Paid-In	Retained	Treasury Stock		Comprehensive	Controlling	Stockholders’	Comprehensive
	Shares	Value	Capital	Earnings	Shares	Cost	Income	Interest	Equity	Income

BALANCES AT DECEMBER 31, 2009	16,434,940	$16	$168,852	$97,944	1,487,886	$(11,888)	$1,422	$2,392	$258,738	$—

NET INCOME	—	—	—	8,409	—	—	—	1,155	9,564	8,409
COMPREHENSIVE INCOME										$8,409
DISTRIBUTION TO MCF PARTNERS	—	—	—	—	—	—	—	(2,439)	(2,439)
REPURCHASE AND RETIREMENT OF COMMON STOCK	(145,473)	—	(3,000)	—	—	—	—	—	(3,000)
EXERCISE OF STOCK OPTIONS	625	—	251	—	(38,212)	305	—	—	556
TAX BENEFIT OF STOCK OPTION EXERCISES	—	—	89	—	—	—	—	—	89
AMORTIZATION OF GAIN ON TERMINATION OF DERIVATIVE	—	—	—	—	—	—	(127)	—	(127)
STOCK BASED COMPENSATION	—	—	1,342	—	—	—	—	—	1,342
RESTRICTED STOCK ACTIVITY	(221,384)	—	(3,994)	—	(282,655)	2,258	—	—	(1,736)
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	—	—	169	—	(23,237)	186	—	—	355
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	582	—	195	—	(7,640)	61	—	—	256

BALANCES AT JUNE 30, 2010	16,069,290	$16	$163,904	$106,353	1,136,142	$(9,078)	$1,295	$1,108	$263,598

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(Unaudited)

(in thousands, except share data)

							Accumulated
	Common Stock		Additional				Other	Non-	Total
		Par	Paid-In	Retained	Treasury Stock		Comprehensive	Controlling	Stockholders’	Comprehensive
	Shares	Value	Capital	Earnings	Shares	Cost	Income	Interest	Equity	Income

BALANCES AT DECEMBER 31, 2008	16,238,685	$16	$164,746	$73,318	1,506,163	$(12,034)	$1,676	$445	$228,167	$—

NET INCOME	—	—	—	12,487	—	—	—	873	13,360	12,487
COMPREHENSIVE INCOME										$12,487
EXERCISE OF STOCK OPTIONS	2,550	—	32	—	—	—	—	—	32
INCOME TAX BENEFIT FROM STOCK OPTION EXERCISES	—		(71)						(71)
STOCK BASED COMPENSATION	—	—	1,634	—	—	—	—	—	1,634
RESTRICTED STOCK ACTIVITY	153,983	—	(271)	—	—	—	—	—	(271)
AMORTIZATION OF GAIN ON TERMINATION OF DERIVATIVE	—	—	—	—	—	—	(127)	—	(127)
ISSUANCE OF COMMON STOCK TO EMPLOYEE STOCK PURCHASE PLAN	—	—	143	—	(18,277)	146	—	—	289
ISSUANCE OF COMMON STOCK UNDER 2000 DIRECTOR’S STOCK PLAN	8,419	—	228	—	—	—	—	—	228

BALANCES AT JUNE 30, 2009	16,403,637	$16	$166,441	$85,805	1,487,886	$(11,888)	$1,549	$1,318	$243,241

The accompanying notes are an integral part of these consolidated financial statements.

CORNELL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,564	$13,360
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	8,990	8,737
Amortization of intangibles	264	896
Amortization of deferred financing costs	620	635
Amortization of Senior Notes discount	92	92
Amortization of gain on termination of derivative	(127)	(127)
Stock-based compensation	1,342	1,634
Provision for bad debts	685	1,265
(Gain)loss on disposal of property and equipment	35	(349)
Change in assets and liabilities:
Accounts receivable	(5,671)	(354)
Other restricted assets	(6,723)	(594)
Deferred income taxes	1,545	141
Other assets	896	1,759
Accounts payable and accrued liabilities	(5,068)	(9,041)
Other liabilities	293	224
Net cash provided by operating activities	6,737	18,278

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,200)	(9,493)
Proceeds from the sale/disposals of fixed assets	541	1,688
Proceeds from (payments to) restricted debt payment account, net	1,407	(6,780)
Net cash used in investing activities	(11,252)	(14,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	—	2,000
Payments of line of credit	(2,600)	(4,000)
Distribution to MCF partners	(2,439)	—
Tax benefit of stock option exercises	89	—
Payments of capital lease obligations	(6)	(7)
Purchase and retirement of common stock	(3,000)	—
Proceeds from exercise of stock options and employee stock purchase plan	911	321
Net cash used in financing activities	(7,045)	(1,686)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,560)	2,007
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,724	14,613
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,164	$16,620

OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for board of directors fees	$256	$228
Tax expense of stock option exercises	—	(71)
Purchases and additions to property and equipment included in accounts payable and accrued liabilities	1,264	1,253

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

Under the terms of the definitive agreement, stockholders of Cornell will have the option to elect to receive either (x) 1.3 shares of GEO common stock for each share of Cornell common stock or (y) an amount of cash consideration equal to the greater of (i) the fair market value of one share of GEO common stock plus $6.00 or (ii) the fair market value of 1.3 shares of GEO common stock. In order to preserve the tax-deferred treatment of the transaction, no more than 20% of the outstanding shares of Cornell Common Stock may be exchanged for the cash consideration. If elections are made such that the aggregate cash consideration to be received by Cornell stockholders would exceed $100 million in the aggregate, such excess amount may be paid at the election of GEO in shares of GEO common stock or in cash. GEO has expressed the intent to pay such excess amount in cash, as indicated in the definitive joint proxy statement (“Joint Proxy Statement”) filed by GEO and Cornell with the SEC on July 15, 2010.

The merger is expected to close in the third quarter of 2010, subject to the approval of the issuance of GEO common stock by GEO’s shareholders, approval of the transaction by Cornell’s stockholders and, as well as the fulfillment of other customary conditions. The special meeting of Cornell stockholders to consider and adopt the agreement and plan of merger will take place on Thursday, August 12, 2010. The special meeting of GEO stockholders to consider and vote upon the issuance of GEO common stock in connection with the proposed merger is scheduled for the same day.

Upon the consummation of the merger, GEO would honor the existing employment agreements between Cornell and various members of Cornell’s executive management.  The merger would constitute a change of control for purposes of these agreements and, would entitle said members to receive the severance and other benefits in accordance with the terms of these agreements if their employment is terminated.  Please refer to the definitive Joint Proxy Statement/Prospectus filed with the SEC on July 15, 2010, as supplemented on July 22, 2010 for a more detailed discussion of employment and change in control agreements.

Litigation Relating to the Merger

On April 27, 2010, a putative stockholder class action was filed in the District Court for Harris County, Texas by Todd Shelby against Cornell, members of the Cornell board of directors, individually, and GEO. The complaint alleged, among other things, that the Cornell directors breached their duties by entering into the Agreement without first taking steps to obtain adequate, fair and maximum consideration for Cornell’s stockholders by shopping the company or initiating an auction process, by structuring the transaction to take advantage of Cornell’s low current stock valuation, and by structuring the transaction to benefit GEO while making an alternative transaction either prohibitively expensive or otherwise impossible, and that Cornell and GEO have aided and abetted such breaches by Cornell’s directors.  The plaintiff filed an amended complaint on May 28, 2010. The amended complaint added additional allegations contending that the disclosures about the merger in the Joint Proxy Statement were misleading and/or inadequate.  Among other things, the original complaint and the amended complaint seek to enjoin Cornell, its directors and GEO from completing the merger and seek a constructive trust over any benefits improperly received by the defendants as a result of their alleged wrongful conduct.  The parties have reached a settlement of the litigation in principle (at an amount immaterial to the consolidated financial position of the Company), pursuant to which certain additional disclosures were included in the final form of the Joint Proxy Statement.  The settlement did not alter the terms of the transaction or the consideration to be received by shareholders.  The settlement remains subject to confirmatory discovery, preparation and execution of a formal stipulation of settlement, final court approval of the settlement and dismissal of the action with prejudice.

4.              Stock-Based Compensation

We have an employee stock purchase plan (“ESPP”) under which employees can make contributions to purchase our common stock. Participation in the plan is elected annually by employees. The plan year typically begins each January 1st (the “Beginning Date”) and ends on December 31st (the “Ending Date”). Purchases of common stock are made at the end of the year using the lower of the fair market value on either the Beginning Date or Ending Date, less a 15% discount. Under current authoritative guidance our employee-stock purchase plan is considered to be a compensatory ESPP, and therefore, we recognize compensation expense over the requisite service period for grants made under the ESPP. Compensation expense of approximately $0.03 million was recognized in the three months ended June 30, 2010 and 2009, respectively. Compensation expense of approximately $0.07 million and $0.05 million was recognized in the six months ended June 30, 2010 and 2009, respectively.

Our stock incentive plans provide for the granting of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock shares and other stock-based awards to officers, directors and employees of the Company. Grants of stock options made to date under these plans vest over periods up to seven years after the date of grant and expire no more than 10 years after grant. Upon the occurrence of specified change of control events (which would include consummation of the pending merger of the Company with The GEO Group as discussed in Note 3), those awards outstanding which have not previously vested will automatically vest.

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

At June 30, 2010, 414,488 shares of restricted stock were outstanding subject to performance-based vesting criteria (22,500 of these restricted shares were considered market-based restricted stock under authoritative guidance). There were also stock options for 840 shares outstanding subject to performance-based vesting criteria. We recognized $0.3 million and $0.4 million of expense associated with these shares of restricted stock and stock options during the three and six months ended June 30, 2010, respectively.

The amounts above relate to the impact of recognizing compensation expense related to stock options and restricted stock. Compensation expense related to stock options (840 shares) and restricted stock (391,988 shares) that vest based upon performance conditions is not recorded for such performance-based awards until it has been deemed probable that the related performance targets allowing the vesting of these options and restricted stock will be met. We are required to periodically re-assess the probability that these options will vest and begin to record expense at that point in time. During the six months ended June 30, 2010 and 2009, it was deemed probable that certain performance targets pertaining to certain restricted stock and stock options would be achieved by their vesting date. Accordingly, compensation expense of approximately $0.2 million and $0.4 million was recognized in the six months ended June 30, 2010 and 2009, respectively, related to these performance-based awards.

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

Assumptions

The fair values for the significant stock option awards granted during the six months ended June 30, 2010 and 2009 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

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

Stock option award activity during the six months ended June 30, 2010 was as follows (aggregate intrinsic value in millions):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2009	496,247	$15.36	5.9	$7.6
Granted	40,000	23.08
Exercised	(38,837)	14.32
Canceled	(2,962)	11.00

Outstanding at June 30, 2010	494,448	$16.09	5.8	$8.0

Vested and expected to vest at June 30, 2010	493,484	$16.08	5.8	$7.9

Exercisable at June 30, 2010	468,858	$15.78	5.6	$7.4

The total intrinsic value of stock options exercised during the six months ended June 30, 2010 and 2009 was $0.5 million and $0.01 million, respectively. Net cash proceeds from the exercise of stock options were approximately $0.6 million and $0.03 million for the six months ended June 30, 2010 and 2009, respectively.

We recognized $0.2 million of expense associated with time-based stock options during the six months ended June 30, 2010.  As of June 30, 2010, approximately $0.2 million of estimated expense with respect to time-based nonvested stock-based awards has yet to be recognized and will be amortized into expense over the employee’s remaining requisite service period of approximately 2.5 months.

The following table summarizes information with respect to stock options outstanding and exercisable at June 30, 2010.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.75 to $10.00	16,355	1.3	$5.68	16,355	$5.68
$10.01 to $13.50	129,225	4.1	12.84	129,225	12.84
$13.51 to $14.50	162,168	5.2	13.97	158,468	13.96
$14.51 to $25.00	186,700	7.8	21.09	164,810	20.83
	494,448	5.8	$16.09	468,858	$15.78

Stock-based award activity for nonvested awards during the six months ended June 30, 2010 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	20,510	$20.32
Granted	40,000	23.08
Vested	(34,920)	22.38
Canceled	—	—

Nonvested at June 30, 2010	25,590	$21.82

Restricted Stock

We have previously issued restricted stock under certain employment agreements and stock incentive plans which vests either over a specific period of time, generally three to five years, or which will vest subject to certain market or performance conditions.  Those shares of restricted common stock issued are subject to restrictions on transfer and certain conditions to vesting.  During the six months ended June 30, 2010, we issued restricted stock as part of our normal equity awards under our 2006 Incentive Plan.

Restricted stock activity for the six months ended June 30, 2010 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	520,574	$20.61
Granted	158,000	18.48
Vested	(193,024)	22.80
Canceled	(16,875)	22.07

Nonvested at June 30, 2010	468,675	$18.94

We recognized $0.2 million and $0.6 million of expense associated with nonvested time-based restricted stock awards during the three and six months ended June 30, 2010, respectively.  As of June 30, 2010, approximately $1.0 million of estimated expense with respect to nonvested time-based restricted stock awards had yet to be recognized and will be amortized over a weighted average period of 1.86 years. Approximately $6.9 million of estimated expense with respect to nonvested performance-based restricted stock option awards had yet to be recognized as of June 30, 2010.

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

As required, financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement.  The following table summarizes the valuation of our financial assets and liabilities by pricing levels as of June 30, 2010 and December 31, 2009:

	Fair Value as of June 30, 2010 (in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Corporate Bonds	$—	$15,957	$—	$15,957
Money Market Funds	—	42,054	—	42,054

	Fair Value as of December 31, 2009 (in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Corporate Bonds	$—	$9,813	$—	$9,813
Money Market Funds	—	43,351	—	43,351

The corporate bonds and money market funds are carried in the bond fund payment account and other restricted assets and also in the debt service reserve fund and other restricted assets in the accompanying balance sheet. The fair value measurements for corporate bonds and money-market funds are based upon the quoted price for similar assets in markets that are not active, multiplied by the number of shares owned, exclusive of any transaction costs and without any adjustments to reflect discounts that may be applied to selling a large block of securities at one time.  We do not believe that the changes in fair value of these assets will materially differ from the amounts that could be realized upon settlement or that the changes in fair value will have a material effect on our results of operations, liquidity and capital resources.

This accounting standard requires a reconciliation of the beginning and ending balances for fair value measurements using Level 3 inputs. We had no such assets or liabilities which were measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the six months ended June 30, 2010.  We evaluate our long-lived assets for impairment using internally developed, unobservable inputs (Level 3 inputs in the fair value hierarchy of fair value accounting) based on the projected cash flows of our idle facilities. Such inputs that may significantly influence estimated future cash flows include the periods and levels of occupancy for the facility, expected per diem or reimbursement rates, assumptions regarding the levels of staffing, services and future operating and capital expenditures necessary to generate forecasted revenues, related costs for these activities and future rate of increases or decreases associated with these factors. Information typically utilized will also include relevant terms of existing contracts (for similar services and customers), market knowledge of customer demand (both present and anticipated) and related pricing, market competitors, and our historical experience (as to areas including customer requirements, contract terms, operating requirements/costs, occupancy trends, etc.).

6.     Recent Accounting Standards

In January 2010, the FASB issued an amendment to the disclosure requirement related to Fair Value Measurements.  The amendment requires new disclosures related to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements.  A reporting entity is required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  Additionally, in the reconciliation for fair value measurements in Level 3, a reporting entity must present separately information about purchases, sales, issuances and settlements (on a gross basis rather than a net number).  The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  Our adoption of the provisions of this amendment did not have a material affect on our financial position, results of operations or cash flows.

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

7.     Intangible Assets

Intangible assets at June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	June 30, 2010	December 31, 2009

Acquired contract value	$6,240	$6,240
Accumulated amortization — acquired contract value	(5,318)	(5,055)
Identified intangibles, net	922	1,185
Goodwill	13,308	13,308
Total intangibles, net	$14,230	$14,493

There were no changes in the carrying amount of our goodwill in the six months ended June 30, 2010.

Amortization expense for our acquired contract value was approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2010, respectively, and approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2009, respectively.

Our non-compete agreements were fully amortized as of December 31, 2009. Amortization expense for our non-compete agreements was approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2009, respectively.

8.              Credit Facilities

Our long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Debt of Cornell Companies, Inc.:
Senior Notes, unsecured, due July 2012 with an interest rate of 10.75%, net of discount	$111,632	$111,540
Revolving Line of Credit due December 2011 with an interest rate of LIBOR plus 1.50% to 2.25% or prime plus 0.00% to 0.75% (the “Amended Credit Facility”)	67,400	70,000
Capital lease obligations	8	14
Subtotal	179,040	181,554

Debt of Special Purpose Entity:
8.47% Bonds due 2016	121,700	121,700

Total consolidated debt	300,740	303,254

Less: current maturities	(13,408)	(13,413)

Consolidated long-term debt	$287,332	$289,841

Long-Term Credit Facilities.  Our Amended Credit Facility provides for borrowings up to $100.0 million (including letters of credit) and matures in December 2011. At our election, outstanding borrowings bear interest at either the LIBOR rate plus a margin ranging from 1.50% to 2.25% or a rate which ranges from 0.00% to 0.75% above the applicable prime rate. The applicable margins are subject to adjustments based on our total leverage ratio. The available commitment under our Amended Credit Facility was approximately $20.5 million at June 30, 2010.  We had outstanding borrowings under our Amended Credit Facility of $67.4 million and we had outstanding letters of credit of approximately $12.1 million at June 30, 2010.  Subject to certain requirements, we have the right to increase the commitments under our Amended Credit Facility up to $150.0 million, although the indenture for our Senior Notes limits our ability, subject to certain conditions, to expand the Amended Credit Facility beyond $100.0 million. We can provide no assurance that all of the banks that have made commitments to us under our Amended Credit Facility would be willing to participate in an expansion to the Amended Credit Facility should we desire to do so. The Amended Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. The Amended Credit Facility is not collateralized by the assets of Municipal Corrections Finance, L.P. (“MCF”).

Our Amended Credit Facility contains certain financial and other restrictive covenants that limit our ability to engage in certain activities. Our ability to borrow under the Amended Credit Facility is subject to compliance with certain financial covenants, including bank leverage, total leverage and fixed charge coverage rates. At June 30, 2010, we were in compliance with all such covenants. Our Amended Credit Facility includes other restrictions that, among other things, limit our ability to: incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make investments, restricted payments and asset dispositions; enter into transactions with affiliates; and engage in sale/leaseback transactions.

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

As the Senior Notes are redeemable at our option (subject to the requirements noted) we anticipate we will monitor the capital markets and continue to assess (pending the merger) our capital needs and our capital structure, including a potential refinancing of the Senior Notes.

Upon the occurrence of specified change of control events (which would include consummation of the pending merger with GEO), unless we have exercised our option to redeem all the Senior Notes as described above, each holder will have the right to require us to repurchase all or a portion of such holder’s Senior Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, on the Senior Notes repurchased, to the applicable date of purchase.  The Senior Notes were issued under an indenture which limits our ability and the ability of our Guarantors to, among other things, incur additional indebtedness, pay dividends or make other distributions, make other restricted payments and investments, create liens, incur restrictions on the ability of the Guarantors to pay dividends or other payments to us, enter into transactions with affiliates, and engage in mergers, consolidations and certain sales of assets.

9.              Income Taxes

At June 30, 2010, the total amount of our unrecognized tax benefits was approximately $2.9 million.

We are subject to income tax in the United States and many of the individual states we operate in.  We currently have significant operations in Texas, California, Colorado, Oklahoma, Georgia, Illinois and Pennsylvania.  State income tax returns are generally subject to examination for a period of three to five years after filing.  The state impact of any changes made to the federal return remains subject to examination by various states for a period up to one year after formal notification to the state.  We are open to United States Federal Income Tax examinations for the tax years ended December 31, 2005 through December 31, 2009.

We do not anticipate a significant change in the balance of our unrecognized tax benefits within the next 12 months.

10.       Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the dilutive effect of outstanding common stock options and restricted common stock granted under our various option and other incentive plans. For the six months ended June 30, 2010, there were 55,000 shares ($23.60 average price) of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. There were no anti-dilutive shares for the three months ended June 30, 2010.  For the three and six months ended June 30, 2009, there were 141,700 shares ($20.98 average price) of stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive.  As of January 1, 2009, instruments with nonforfeitable dividend rights granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method. For our fiscal year beginning January 1, 2009, since our restricted common stock grants (including both vested and those unvested due to either time or performance requirements) convey nonforfeitable rights to dividends while outstanding, they are included in both basic and fully diluted ESP calculations. All prior-period EPS data has been adjusted retrospectively to conform to the calculation of EPS.

The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Income available to stockholders	$5,130	$7,230	$8,409	$12,487

Weighted average common shares outstanding	14,944	14,881	14,903	14,878
Weighted average common share equivalents outstanding	167	89	147	74

Weighted average common shares and common share equivalents outstanding	15,111	14,970	15,050	14,952

Basic income per share	$.34	$.49	$.56	$.84

Diluted income per share	$.34	$.48	$.56	$.84

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

In December 2008, the parties agreed to a proposed stipulation of settlement and, in July 2009, the Court granted final approval of the settlement.  The settlement amount under the terms of the agreement is $3.3 million.  Cornell’s portion of the stipulated settlement, based on the number of inmates housed at VCDC during the time Cornell operated the facility in comparison to the number of inmates housed at the facility during the time Valencia County operated the facility, is $1.2 million and was funded principally through our general liability and professional liability coverage. The claims administration process is under way and we expect it to be completed in the second half of 2010.

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

Regional Correctional Center.  The Office of Federal Detention Trustee (“OFDT”) holds the contract for the use of the RCC on behalf of ICE, USMS and the BOP with Bernalillo County, New Mexico (the “County”) through an intergovernmental services agreement, and we have an operating and management agreement with the County.  In July 2007, we were notified by ICE that it was removing all ICE detainees from the RCC and the removal was completed in early August 2007.  The facility is still being utilized by the USMS and since May 2008 by the BOP, but not at its full capacity.  In February 2008, ICE informed us that it would not resume use of the facility.  In February 2008, OFDT attempted to unilaterally amend its agreement with the County to reduce the number of minimum annual guaranteed mandays under the agreement from 182,500 to 66,300.  Neither we nor the County believe OFDT has the right to unilaterally amend the contract in this manner, and OFDT has been informed of our position. Although either party to the intergovernmental services agreement has the right to terminate upon 180 days notice, neither party has exercised such right as of June 30, 2010.

During the third quarter of 2009, we filed a claim against the United States, acting through the United States Department of Justice, OFDT and ICE (collectively, “Defendants”) for breach of contract and breach of the duty of good faith and fair dealing, arising out of the Defendants’ improper modification of the intergovernmental services agreement (the “Contract”) and subsequent failure to pay for the shortfalls in the 2007-2008 and 2008-2009 minimum annual guaranteed mandays specified in the Contract. The United States Court of Federal Claims issued an opinion on July 14, 2010 in Board of County Commissioners of the County of Bernalillo, New Mexico, v. United States, Case No. 09-549 C, overturning the government’s decision to unilaterally reduce the number of mandays it used at the RCC. Cornell and the County successfully argued that the Contract with the OFDT obligated the government to utilize the RCC for an agreed upon number of mandays, and the government’s failure to meet that number required the government to pay for unused beds.  The OFDT argued that it had properly partially terminated the Contract to reduce the number of mandays. The Court will now decide damages for the government’s breach of the agreement.  Cornell and the County believe that the government owes approximately $4.2 million previously billed to the government for contract years March 26, 2007 through March 25, 2008 and March 26, 2008 through March 25, 2009, plus appropriate Contract Disputes Act interest. The government has the right to appeal the decision to the United States Court of Appeals for the Federal Circuit.

The Company is currently in settlement negotiations on this matter. Based on the recent legal ruling that affirmed that the agreement was not partially terminated and therefore billings under the contract terms were appropriate as well as our ongoing settlement discussions, Cornell recognized an additional $2.7 million contract-based revenue adjustment in the quarter ended June 30, 2010 related to the contract years March 26, 2007 through March 25, 2008 and March 26, 2008 through March 25, 2009.

Litigation Relating to the Merger

On April 27, 2010, a putative stockholder class action was filed in the District Court for Harris County, Texas by Todd Shelby against Cornell, members of the Cornell board of directors, individually, and GEO. The complaint alleged, among other things, that the Cornell directors breached their duties by entering into the Agreement without first taking steps to obtain adequate, fair and maximum consideration for Cornell’s stockholders by shopping the company or initiating an auction process, by structuring the transaction to take advantage of Cornell’s low current stock valuation, and by structuring the transaction to benefit GEO while making an alternative transaction either prohibitively expensive or otherwise impossible, and that Cornell and GEO have aided and abetted such breaches by Cornell’s directors.  The plaintiff filed an amended complaint on May 28, 2010. The amended complaint added additional allegations contending that the disclosures about the merger in the Joint Proxy Statement were misleading and/or inadequate.  Among other things, the original complaint and the amended complaint seek to enjoin Cornell, its directors and GEO from completing the merger and seek a constructive trust over any benefits improperly received by the defendants as a result of their alleged wrongful conduct.  The parties have reached a settlement of the litigation in principle (at an amount immaterial to the consolidated financial position of the Company), pursuant to which certain additional disclosures were included in the final form of the Joint Proxy Statement.  The settlement did not alter the terms of the transaction or the consideration to be received by shareholders.  The settlement remains subject to confirmatory discovery, preparation and execution of a formal stipulation of settlement, final court approval of the settlement and dismissal of the action with prejudice.

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

12.  Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, investment securities, accounts receivable and accounts payable and accrued expenses, approximate fair value due to the short term maturities of these financial instruments.  At December 31, 2009, the carrying amount of consolidated debt was $303.3 million, and the estimated fair value was $309.1 million.  At June 30, 2010, the carrying amount was $300.7 million and the estimated fair value was $305.6 million.  The estimated fair value of long-term debt is based primarily on quoted market prices or discounted cash flow analysis for the same or similar assets.

13.       Derivative Financial Instruments And Guarantees

Debt Service Reserve Fund and Debt Service Fund

In August 2001, Municipal Corrections Finance, L.P. (“MCF”) completed a bond offering to finance the 2001 Sale and Leaseback Transaction in which we sold eleven facilities to MCF. In connection with this bond offering, two reserve fund accounts were established by MCF pursuant to the terms of the indenture: (1) MCF’s Debt Service Reserve Fund, (as reported in Debt service reserve fund and other restricted assets in our Consolidated Balance sheet) aggregating $23.4 million at June 30, 2010, was established to: (a) make payments on MCF’s outstanding bonds in the event we (as lessee) should fail to make the scheduled rental payments to MCF or (b) to the extent payments were not made under (a), then to make final debt service payments on the then outstanding bonds and (2) MCF’s Bond Fund Payment Account, (as reported in Bond fund payment account and other restricted assets in our Consolidated Balance Sheet) aggregating $16.0 million at June 30, 2010, was established to accumulate the monthly lease payments that MCF receives from us until such funds are used to pay MCF’s semi-annual bond interest and annual bond principal payments, with any excess to pay certain other expenses and to make certain transfers. These reserve funds are invested in money markets and short-term commercial paper. Both reserve fund accounts were subject to agreements with the MCF Equity Investors (Lehman Brothers, Inc. (“Lehman”)) whereby guaranteed rates of return of 3.0% and 5.08%, respectively, were provided for in the balance of the Debt Service Reserve Fund and the Bond Fund Payment Account. The guaranteed rates of return were characterized as cash flow hedge derivative instruments. At inception, the derivative instruments had an aggregate fair value of $4.0 million, which was recorded as a decrease to the equity investment in MCF made by the MCF Equity Investors (MCF non-controlling interest) and is included in other long-term liabilities in our Consolidated Balance Sheets. Changes in the fair value of the derivative instruments were recorded as an adjustment to other long-term liabilities and reported as other comprehensive income in our Consolidated Statements of Income and Comprehensive Income. Due to the bankruptcy of Lehman in 2008, the derivative instruments no longer qualified as a hedge and were de-designated. Amounts included in accumulated other comprehensive income are reclassified into earnings during the same periods in which interest is earned on debt service funds (approximately $0.1 million was amortized and recognized in earnings in the six months ended June 30, 2010). Changes in the fair value of these derivatives after de-designation were recorded to earnings. The derivatives were terminated in the first quarter of 2009 with a fair value of zero.

In accordance with the terms of its partnership agreement, MCF made a distribution of $2.4 million to its partners in April 2010.

14.       Variable Interest Entity

In connection with the 2001 Sale and Leaseback Transaction with MCF, the Company determined that MCF was a variable interest entity.  The Company concluded that it is the primary beneficiary of MCF’s activities because substantially all of the operating assets of MCF are utilized by the Company and the lease payments made by the Company are the main source of cash available to fund the debt obligations of MCF.  As a result, our consolidated balance sheet includes the assets and liabilities of MCF. The results of operations of MCF are reflected in non-controlling interest in our Consolidated Statements of Income and Comprehensive Income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues:
Adult secure services	$61,149	$59,272	$119,969	$116,130
Abraxas youth and family services	24,682	27,711	48,156	53,399
Adult community-based services	18,040	18,351	35,752	35,515
Total revenues	$103,871	$105,334	$203,877	$205,044

Income from operations:
Adult secure services	$17,528	$17,493	$31,030	$34,608
Abraxas youth and family services	1,125	3,197	949	3,931
Adult community-based services	6,194	5,864	11,830	10,631
Subtotal	24,847	26,554	43,809	49,170
General and administrative expense	(8,001)	(6,270)	(13,760)	(12,408)
Amortization of intangibles	(132)	(448)	(263)	(896)
Corporate and other	(192)	(246)	(399)	(490)
Total income from operations	$16,522	$19,590	$29,387	$35,376

	June 30,	December 31,
	2010	2009
Assets:
Adult secure services	$373,157	$356,247
Abraxas youth and family services	100,160	103,276
Adult community-based services	61,722	62,251
Intangible assets, net	14,230	14,498
Corporate and other	104,286	114,298
Total assets	$653,555	$650.565

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

Condensed Consolidating Balance Sheet as of June 30, 2010 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$15,991	$170	$3	$—	$16,164
Accounts receivable	1,954	64,529	70	—	66,553
Restricted assets	—	4,300	24,741	—	29,041
Prepaids and other	16,149	1,565	45	—	17,759
Total current assets	34,094	70,564	24,859	—	129,517
Property and equipment, net	178	328,861	136,959	(5,577)	460,421
Other assets:
Restricted assets	—	—	33,270	—	33,270
Deferred costs and other	69,849	23,091	4,470	(67,063)	30,347
Investment in subsidiaries	105,024	1,856	—	(106,880)	—
Total assets	$209,145	$424,372	$199,558	$(179,520)	$653,555

Liabilities and Equity

Current liabilities:
Accounts payable and accrued liabilities	$41,197	$14,489	$4,361	$803	$60,850
Current portion of long-term debt	—	8	13,400	—	13,408
Total current liabilities	41,197	14,497	17,761	803	74,258
Long-term debt, net of current portion	179,032	—	108,300	—	287,332
Deferred tax liabilities	23,585	94	—	2,563	26,242
Other long-term liabilities	5,881	9	67,339	(71,104)	2,125
Intercompany	(304,148)	305,310	—	(1,162)	—
Total liabilities	(54,453)	319,910	193,400	(68,900)	389,957
Total Cornell Companies, Inc. stockholders’ equity	262,490	104,462	6,158	(110,620)	262,490
Non-controlling interest	1,108	—	—	—	1,108
Total equity	263,598	104,462	6,158	(110,620)	263,598
Total liabilities and equity	$209,145	$424,372	$199,558	$(179,520)	$653,555

Condensed Consolidating Balance Sheet as of December 31, 2009 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets

Current Assets:
Cash and cash equivalents	$27,386	$317	$21	$—	$27,724
Accounts receivable	1,471	59,561	51	—	61,083
Restricted assets	—	3,831	26,147	—	29,978
Prepaids and other	20,024	1,466	—	—	21,490
Total current assets	48,881	65,175	26,219	—	140,275
Property and equipment, net	7	322,396	138,719	(5,599)	455,523
Other assets:
Restricted assets	—	—	27,017	—	27,017
Deferred costs and other	66,623	20,029	4,758	(63,660)	27,750
Investments in subsidiaries	98,003	1,856	—	(99,859)	—
Total assets	$213,514	$409,456	$196,713	$(169,118)	$650,565

Liabilities and Equity

Current liabilities:
Accounts payable and accrued liabilities	$42,192	$15,725	$4,370	$—	$62,287
Current portion of long-term debt	—	13	13,400	—	13,413
Total current liabilities	42,192	15,738	17,770	—	75,700
Long-term debt, net of current portion	181,540	1	108,300	—	289,841
Deferred tax liabilities	21,710	94	—	2,651	24,455
Other long-term liabilities	5,766	—	63,750	(67,685)	1,831
Intercompany	(296,432)	297,594	—	(1,162)	—
Total liabilities	(45,224)	313,427	189,820	(66,196)	391,827
Total Cornell Companies, Inc. stockholders’ equity	256,346	96,029	6,893	(102,922)	256,346
Non-controlling interest	2,392	—	—	—	2,392
Total equity	258,738	96,029	6,893	(102,922)	258,738
Total liabilities and equity	$213,514	$409,456	$196,713	$(169,118)	$650,565

Condensed Consolidating Statement of Operations for the three months ended June 30, 2010 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$4,502	$118,937	$4,502	$(24,070)	$103,871
Operating expenses, excluding depreciation and amortization	4,662	94,068	47	(23,984)	74,793
Depreciation and amortization	—	3,686	881	(12)	4,555
General and administrative expenses	7,982	—	19	—	8,001
Income (loss) from operations	(8,142)	21,183	3,555	(74)	16,522
Overhead allocations	(12,577)	12,577	—	—	—
Interest, net	167	3,505	2,690	(202)	6,160
Equity earnings in subsidiaries	5,102	—	—	(5,102)	—
Income before provision for income taxes	9,370	5,101	865	(4,974)	10,362
Provision for income taxes	4,240	—	—	406	4,646
Net income	5,130	5,101	865	(5,380)	5,716
Non-controlling interest	—	—	—	586	586
Income available to Cornell Companies, Inc.	$5,130	$5,101	$865	$(5,966)	$5,130

Condensed Consolidating Statement of Operations for the three months ended June 30, 2009 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$4,502	$117,983	$4,502	$(21,653)	$105,334
Operating expenses, excluding depreciation and amortization	6,211	89,972	111	(21,560)	74,734
Depreciation and amortization	—	3,856	880	4	4,740
General and administrative expenses	6,251	—	19	—	6,270
Income (loss) from operations	(7,960)	24,155	3,492	(97)	19,590
Overhead allocations	(11,221)	11,221	—	—	—
Interest, net	(1,818)	5,674	2,938	(218)	6,576
Equity earnings in subsidiaries	7,260	—	—	(7,260)	—
Income before provision for income taxes	12,339	7,260	554	(7,139)	13,014
Provision for income taxes	5,109	—	—	277	5,386
Net income	7,230	7,260	554	(7,416)	7,628
Non-controlling interest	—	—	—	398	398
Income available to Cornel Companies, Inc.	$7,230	$7,260	$554	$(7,814)	$7,230

Condensed Consolidating Statement of Operations for the six months ended June 30, 2010 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$9,004	$234,086	$9,004	$(48,217)	$203,877
Operating expenses, excluding depreciation and amortization	8,703	190,727	92	(48,046)	151,476
Depreciation and amortization	—	7,516	1,761	(23)	9,254
General and administrative expenses	13,722	—	38	—	13,760
Income (loss) from operations	(13,421)	35,843	7,113	(148)	29,387
Overhead allocations	(20,405)	20,405	—	—	—
Interest, net	333	7,005	5,410	(402)	12,346
Equity earnings in subsidiaries	8,433	—	—	(8,433)	—
Income before provision for income taxes	15,084	8,433	1,703	(8,179)	17,041
Provision for income taxes	6,675	—	—	802	7,477
Net income	8,409	8,433	1,703	(8,981)	9,564
Non-controlling interest	—	—	—	1,155	1,155
Income available to Cornell Companies, Inc.	$8,409	$8,433	$1,703	$(10,136)	$8,409

Condensed Consolidating Statement of Operations for the six months ended June 30, 2009 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues	$9,004	$235,803	$9,004	$(48,767)	$205,044
Operating expenses, excluding depreciation and amortization	10,350	185,711	153	(48,587)	147,627
Depreciation and amortization	—	7,862	1,761	10	9,633
General and administrative expenses	12,370	—	38	—	12,408
Income (loss) from operations	(13,716)	42,230	7,052	(190)	35,376
Overhead allocations	(19,598)	19,598	—	—	—
Interest, net	136	7,011	5,820	(438)	12,529
Equity earnings in subsidiaries	15,621	—	—	(15,621)	—
Income before provision for income taxes	21,367	15,621	1,232	(15,373)	22,847
Provision for income taxes	8,880	—	—	607	9,487
Net income	12,487	15,621	1,232	(15,980)	13,360
Non-controlling interest	—	—	—	873	873
Income available to Cornell Companies, Inc.	$12,487	$15,621	$1,232	$(16,853)	$12,487

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2010 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(6,795)	$12,518	$1,014	$6,737

Cash flows from investing activities:
Capital expenditures	—	(13,200)	—	(13,200)
Proceeds from the sale of fixed assets	—	541	—	541
Proceeds from restricted debt payment account, net	—	—	1,407	1,407
Net cash used in investing activities	$—	$(12,659)	$1,407	$(11,252)

Cash flows from financing activities:
Payments of line of credit	(2,600)	—	—	(2,600)
Purchase and retirement of common stock	(3,000)	—	—	(3,000)
Distribution to MCF partners	—	—	(2,439)	(2,439)
Tax benefit of stock option exercises	89	—	—	89
Payments on capital lease obligations	—	(6)	—	(6)
Proceeds from exercise of stock options	911	—	—	911
Net cash used in financing activities	(4,600)	(6)	(2,439)	(7,045)

Net decrease in cash and cash equivalents	(11,395)	(147)	(18)	(11,560)

Cash and cash equivalents at beginning of period	27,386	317	21	27,724

Cash and cash equivalents at end of period	$15,991	$170	$3	$16,164

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2009 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$3,798	$7,727	$6,753	$18,278

Cash flows from investing activities:
Capital expenditures	—	(9,493)	—	(9,493)
Proceeds from the sale/disposals of property and equipment	—	1,688	—	1,688
Payments to restricted debt payment account, net	—	—	(6,780)	(6,780)
Net cash used in investing activities	$—	$(7,805)	$(6,780)	$(14,585)

Cash flows from financing activities:
Proceeds from line of credit	2,000	—	—	2,000
Payments of line of credit	(4,000)	—	—	(4,000)
Payments on capital lease obligations	—	(7)	—	(7)
Proceeds from exercise of stock options	321	—	—	321
Net cash used in financing activities	(1,679)	(7)	—	(1,686)

Net increase (decrease) in cash and cash equivalents	2,119	(85)	(27)	2,007

Cash and cash equivalents at beginning of period	14,291	265	57	14,613

Cash and cash equivalents at end of period	$16,410	$180	$30	$16,620

 ITEM 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Cornell Companies, Inc. is a leading provider of correctional, detention, educational, rehabilitation and treatment services outsourced by federal, state, county and local government agencies. We provide a diversified portfolio of services for adults and juveniles through our three operating divisions: (1) Adult Secure Services; (2) Abraxas Youth and Family Services and (3) Adult Community-Based Services. At June 30, 2010, we operated 62 facilities with a total service capacity of 20,259 and had six facilities with a combined service capacity of 1,133 beds that were vacant. Our facilities are located in 15 states and the District of Columbia.

The following table sets forth for the periods indicated total residential service capacity and contracted beds in operation at the end of the periods shown, average contract occupancy percentages and total non-residential service capacity.

	June 30,	June 30,
	2010	2009
Residential
Service capacity (1)	19,284	18,334
Contracted beds in operation (end of period) (2)	17,639	17,480
Average contract occupancy based on contracted beds in operation (3) (4)	86.9%	92.2%
Non-Residential
Service capacity (5)	2,108	2,558

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

During the six months ended June 30, 2010, we initiated the transition plan at our D. Ray James Prison from our current customer, the Georgia Department of Corrections (“GADOC”), to the Federal Bureau of Prisons (“BOP”) (anticipated to take through the fourth quarter of 2010). This will include the ramp-down of the current GADOC population, preparation of the facility for the BOP and subsequent ramp-up of the BOP population. In the six months ended June 30, 2010, revenues included approximately $2.7 million due to a contract-based revenue adjustment resulting from the guaranteed population contract at the Regional Correctional Center for the contract years March 26, 2007 through March 25, 2008 and March 26, 2008 through March 25, 2009.

Although we believe we will continue to see steady, long-term demand across our various business segments and customer base (federal, state and local), we are monitoring the continuation of the negative/stagnant economic trends (which began in 2008) and the related impact on government budget plans and the effect tightened spending plans could have on our business (with respect to possible areas including current utilization and per diem rates, among others) in the near and short-term.  We expect a key area of focus for our performance in 2010 to include the transition of the customer at our D. Ray James Prison from GADOC to the BOP (by the fourth quarter of 2010).  As noted, this will include the ramp-down of the current GADOC population, preparation of the facility for the BOP and subsequent ramp-up of the BOP population.

We also plan to remain focused on our operating margins, on increasing utilization (particularly in the Abraxas Youth and Family Services division and in our Adult Secure division) and improving customer mix as we believe those initiatives are the key elements of our financial performance.

Management Overview

Demand. Our business is driven generally by demand for incarceration or treatment services, and specifically by demand for private incarceration or treatment services, within our three primary business segments: Adult Secure Services; Abraxas Youth and Family Services; and Adult Community-Based Services. The demand for adult and juvenile corrections and treatment services has generally increased at a steady rate over the past ten years, largely as a result of increasing sentence terms and/or mandatory sentences for criminals and as well a greater range of criminal acts, increasing demand for incarceration of illegal aliens and a public recognition of the need to provide services to juveniles that will improve the possibility that they will lead productive lives. Moreover, demand for our services is also affected by the amount of available capacity in the government systems to enable governments to provide the services themselves, as well as desire and ability of these systems to add additional capacity. Furthermore, as a result of, among other things, recent economic developments, federal, state and local governments have encountered, and may continue to encounter, unusual budgetary constraints. As a result, a number of state and local governments are under pressure to control additional spending or reduce current levels of spending which could limit or eliminate appropriations for the facilities that we operate, and thus reduce the near term demand for our services.  In addition, the balance between community-based corrections treatment of adults as an alternative to traditional incarceration continues to be analyzed by many political and societal parties.  Among other things, we monitor federal, state and industry communications and statistics relative to trends in prison populations, juvenile justice statistics and initiatives, and developments in alternatives to traditional incarceration or detention of adults for opportunities to expand our scope or delivery of services.

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

States and smaller governmental units remain divided on the issue of private prisons and private provision of juvenile and community-based programs, although a majority of states permit private provision for our services.  We anticipate that increasing budget pressure on states and smaller governmental units may cause more states and smaller governmental units to consider future utilization of private providers such as us to provide these services on a more economical basis. We believe capital budget constraints among prison agencies may encourage them to explore outsourcing to private operators as a future alternative to deploying their own capital for prison construction or major refurbishment. Although it varies from governmental unit to governmental unit, the primary political forces who typically oppose privatization of prisons are organized labor and religious groups.

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

Per Diem Reimbursement Rates.  Per diem reimbursement rates are another key element of our gross revenue and operating margin since per diem contracts represent a majority of our revenues (approximately 57.7% and 58.5% for the three and six months ended June 30, 2010, respectively).  Per diem rates are a function of negotiation between management and a governmental unit at the inception of a contract or through the bidding process.  Actual per diem rates vary dramatically across our business segments, and within each business segment, depending upon the particular service or program provided. The initial per diem rates often change during the term of a contract in accordance with a schedule.  The amount of the change can be a fixed amount set forth within the contract, an amount determined by formulas set forth within the contract or an amount determined by negotiations between management and the governmental unit (often these negotiations are along the same lines as the original per diem negotiation — a review of expenses and approval of an amount to recompense for expenses and assure the potential of an operating profit).  In recent years, as budgetary pressures on governmental units have increased, some of our customers have negotiated relief from formulaic increase provisions within their agreements or have declined to include in their appropriation legislation amounts that would increase the per diem rates payable under the contract. Based on the economic turmoil which began in the second half of 2008, we are expecting such pressures to continue in 2010 for many of our customers. In similar prior situations we have attempted to mitigate the impact of these developments by negotiating services provided, obtaining commitments for increased volume and other measures.  Customers may choose to reduce per diem rates through the reduction of services we may provide. We may also choose to consider terminating an existing relationship at a given facility and replacing it with a new customer (as was done with our Great Plains Correctional Facility in 2007 and as we are in the process of doing with our D. Ray James Prison in 2010).

Revenues.  We derive substantially all of our revenues from providing adult corrections and treatment and juvenile justice, educational and treatment services outsourced by federal, state and local government agencies in the United States. Revenues for our services are generally recognized on a per diem rate based upon the number of occupant days or hours served for the period, on a guaranteed take-or-pay basis or on a cost-plus reimbursement basis. For the three months ended June 30, 2010, our revenue base consisted of 57.7% for services provided under per diem contracts, 37.6% for services provided under take-or-pay and management contracts, 3.1% for services provided under cost-plus reimbursement contracts and 1.6% for services provided under fee-for-service contracts. For the three months ended June 30, 2009, our revenue base consisted of 62.0% for services provided under per diem contracts, 32.5% for services provided under take-or-pay and management contracts, 3.6% for services provided under cost-plus reimbursement contracts, 1.8% for services provided under fee-for-service contracts and 0.1% from other miscellaneous sources.  For the six months ended June 30, 2010, our revenue base consisted of 58.5% for services provided under per diem contracts, 36.6% for services provided under take-or-pay and management contracts, 3.3% for services provided under cost-plus reimbursement contracts and 1.6% for services provided under fee-for-service contracts. For the six months ended June 30, 2009 our revenue base consisted of 61.8% for services provided under per diem contracts, 32.8% for services provided under take-or-pay and management contracts, 3.5% for services provided under cost-plus reimbursement contracts, 1.8% for services provided under fee-for-service contracts and 0.1% from other miscellaneous sources. The increase in the services provided under take or pay and management contracts for the three and six months ending June 30, 2010 was principally due to the inclusion of approximately $2.7 million from a contract-based revenue adjustment resulting from the guaranteed population contract at the Regional Correctional Center for the contract years March 26, 2007 through March 25, 2008 and March 26, 2008 through March 25, 2009.

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

Revenues-Adult Secure Services.  Revenues for our Adult Secure Services division are primarily generated from per diem, take-or-pay and management contracts.  For the three months ended June 30, 2010 and 2009, we realized average per diem rates on our adult secure facilities of approximately $56.61 and $55.28, respectively. The average per diem rates for the three and six months ended June 30, 2010 exclude the contract-based revenue adjustment recognized of approximately $2.7 million pertaining to the RCC.  For the six months ended June 30, 2010 and 2009, we realized average per diem rates of approximately $56.12 and $54.52, respectively.  The 2010 average per diem rate benefited from the activation of our Hudson Correctional Facility during the fourth quarter of 2009.  We periodically have experienced pressure from contracting governmental agencies to limit or even reduce per diem rates. Many of these governmental entities are under severe budget pressures and we anticipate that governmental agencies may periodically approach us in 2010 about per diem rate concessions (or decline to provide funding for contractual rate increases).  Decreases in, or the lack of anticipated increases in, per diem rates could adversely impact our operating margin.

Revenues-Abraxas Youth and Family Services.  Revenues for our Abraxas Youth and Family Services division are primarily generated from per diem, fee-for-service and cost-plus reimbursement contracts.  For the three months ended June 30, 2010 and 2009, we realized average per diem rates on our residential youth and family services facilities of approximately $194.97 and $194.53, respectively.  For the six months ended June 30, 2010 and 2009, we realized average per diem rates of approximately $194.82 and $195.96, respectively.  For the three months ended June 30, 2010 and 2009, we realized average fee-for-service rates for our non-residential community-based Abraxas Youth and Family Services facilities and programs, including rates that are limited by Medicaid and other private insurance providers, of approximately $46.15 and $45.17, respectively. For the six months ended June 30, 2010 and 2009, we realized average fee for service rates of approximately $47.28 and $45.12, respectively.  The changes in the average fee-for-service rates for are due to changes in the mix of services provided at our non-residential facilities. The majority of our Abraxas Youth and Family Services contracts renew annually.

Revenues-Adult Community-Based Services.  Revenues for our Adult Community-Based Services division are primarily generated from per diem and fee-for-service contracts. For the three months ended June 30, 2010 and 2009, we realized average per diem rates on our residential adult community-based facilities of approximately $71.35 and $66.85, respectively. For the six months ended June 30, 2010 and 2009, we realized average per diem rates on our residential Adult Community-Based Services facilities of approximately $70.82 and $67.05, respectively.  For the three months ended June 30, 2010 and 2009, we realized average fee-for-service rates on our non-residential Adult Community-Based Services facilities and programs of approximately $10.05 and $10.35, respectively.  For the six months ended June 30, 2010 and 2009, we realized average fee-for-service rates on our non-residential Adult Community-Based Services facilities and programs of approximately $9.72 and $9.64, respectively.  Our average fee-for-service rates fluctuate from period to period principally due to changes in the mix of services provided by our various Adult Community-Based Services programs and facilities.

Operating Margins.  We have historically experienced higher operating margins in our Adult Secure Services and Adult Community-Based Services divisions as compared to our Abraxas Youth and Family Services division. Our operating margin, in a given period, will be impacted by both utilization at active facilities as well as by those facilities which may either be dormant or have been reactivated (or deactivated) during the period. As previously discussed, we have expanded several of our Adult Secure facilities (D. Ray James Prison, Great Plains Correctional Facility and Walnut Grove Youth Correctional Facility, for example), which provides the opportunity to leverage existing infrastructure.  Operating margins will generally decline during a customer transition phase as the original inmate population ramps down, the facility is prepared, and the new customer population is received. We would expect to experience such an impact on our Adult Secure Services margins from our D. Ray James Prison in 2010 due to its ongoing customer transition.  Additionally, our operating margins within a division can vary from facility to facility based on whether a facility is owned or leased, the level of competition for the contract award, the proposed length of the contract, the mix of services provided, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract and our ability to increase a facility’s contract revenue.

Under take-or-pay contracts, such as the contract at the Moshannon Valley Correctional Center, operating margins are typically higher during the early stages of the contract as the facility’s population ramps up (as revenues are received at contract percentages regardless of actual occupancy). As the variable costs (primarily resident-related and certain facility costs) increase with the growth in population, operating margins will generally decline to a stabilized level. Such an impact is anticipated at our D. Ray James Prison upon the activation of its transition to the BOP (under its take-or-pay contract) in the fourth quarter of 2010.  A decline in occupancy at our Abraxas Youth and Family Services facilities can have a more significant impact on operating margins than our Adult Secure Services division due to the longer periods typically required to ramp resident population at a youth facility.

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

We are responsible for all facility operating costs, except for certain debt service and interest or lease payments for facilities where we have a management contract only. At these facilities, the facility owner is responsible for all debt service and interest or lease payments related to the facility. We are responsible for all other operating expenses at these facilities. We operated 11 and 14 facilities under management contracts at June 30, 2010 and 2009, respectively. Included in the 11 facilities under management contracts at June 30, 2010 were the Walnut Grove Youth Correctional Facility and the eight Los Angeles County Jails, which represented 1,714 beds of service capacity, or approximately 96.5%, of the residential service capacity represented by management contracts.

A majority of our facility operating costs consists of fixed costs. These fixed costs include lease and rental expense, insurance, utilities and depreciation.  As a result, when we commence operation of new or expanded facilities, fixed operating costs may increase. The amount of our variable operating costs, including food, medical services, supplies and clothing, depend on occupancy levels at the facilities. Our largest single operating cost, facility payroll expense and related employment taxes and expenses, has both a fixed and a variable component. We can adjust a facility’s staffing levels and the related payroll expense to a certain extent based on occupancy at a facility; however a minimum fixed number of employees are required to operate and maintain any facility regardless of occupancy levels. Personnel costs are subject to increases in tightening labor markets based on local economic environments and other conditions.

We incur pre-opening and start-up expenses including payroll, benefits, training and other operating costs prior to opening a new or expanded facility (including customer transitions) and during the period of operation while occupancy is ramping up. These costs vary by contract (and the pace/scale of the activation and related population ramp). We incurred such costs at our Hudson Correctional Facility in conjunction with its activation during the fourth quarter of 2009 and would also expect to incur similar costs in conjunction with the planned customer transition at our D. Ray James Prison in the second half of 2010.  Since pre-opening and start-up costs are generally factored into the revenue per diem rate that is charged to the contracting agency, we typically expect to recover these upfront costs over the life of the contract. Because occupancy rates during a facility’s start-up phase typically result in capacity under-utilization for at least 90 to 180 days, we may incur additional post-opening start-up costs.  We do not anticipate post-opening start-up costs at any adult secure facilities operated under any future contracts with the BOP which are take-or-pay contracts, meaning that the

BOP will pay a certain percentage of the contractual monthly revenue once the facility opens, regardless of actual occupancy (with an adjusted percentage level (up to 90%) as the population achieves certain thresholds). This should be the case when the transition ramp-up of BOP inmates at D. Ray James Prison begins in the fourth quarter of 2010.

Newly opened (or reactivated) facilities are staffed according to applicable regulatory or contractual requirements when we begin receiving offenders or clients. Offenders or clients are typically assigned to a newly opened facility on a phased-in basis over a one- to six-month period. Our start-up period for new juvenile operations is 12 months from the date we begin recognizing revenue unless break-even occupancy levels are achieved before then. The actual time required to ramp a juvenile facility (with an approximate capacity, for example, of 100 to 200 beds) may be a period of one to three years. Our start-up period for new adult operations is nine months from the date we begin recognizing revenue unless break-even occupancy levels are achieved before then.  The approximate time to ramp an adult facility of approximately 1,000 beds may be a period of three to six months, depending upon the customer requirements.  Although we typically recover these upfront costs over the life of the contract, quarterly results can be substantially affected by the timing of the commencement of operations as well as the development and construction of new facilities.

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

Recent Developments

Merger Agreement

On April 18, 2010, the Company entered into an Agreement and Plan of Merger (“Agreement”) with The GEO Group (NYSE:GEO) (“GEO”), a private provider of correctional, detention, and residential treatment services to federal, state and local government agencies around the globe. Pursuant to the Agreement, GEO will acquire Cornell for stock and/or cash at an estimated enterprise value of $685.0 million based on the closing prices of both companies’ stock on April 16, 2010, including the assumption of approximately $300.0 million in Cornell debt, excluding cash.

Under the terms of the definitive agreement, stockholders of Cornell will have the option to elect to receive either (x) 1.3 shares of GEO common stock for each share of Cornell common stock or (y) an amount of cash consideration equal to the greater of (i) the fair market value of one share of GEO common stock plus $6.00 or (ii) the fair market value of 1.3 shares of GEO common stock. In order to preserve the tax-deferred treatment of the transaction, no more than 20% of the outstanding shares of Cornell Common Stock may be exchanged for the cash consideration. If elections are made such that the aggregate cash consideration to be received by Cornell stockholders would exceed $100 million in the aggregate, such excess amount may be paid at the election of GEO in shares of GEO common stock or in cash. GEO has expressed the intent to pay such excess amount in cash, as indicated in the definitive joint proxy statement (“Joint Proxy Statement”) filed by GEO and Cornell with the SEC on July 15, 2010.

The merger is expected to close in the third quarter of 2010, subject to the approval of the issuance of GEO common stock by GEO’s shareholders, approval of the transaction by Cornell’s stockholders and, as well as the fulfillment of other customary conditions. The special meeting of Cornell stockholders to consider and adopt the agreement and plan of merger will take place on Thursday, August 12, 2010. The special meeting of GEO stockholders to consider and vote upon the issuance of GEO common stock in connection with the proposed merger is scheduled for the same day.

Upon the consummation of the merger, GEO would honor the existing employment agreements between Cornell and various members of Cornell’s executive management.  The merger would constitute a change of control for purposes of these agreements and, would entitle said members to receive the severance and other benefits in accordance with the terms of these agreements if their employment is terminated.  Please refer to the definitive Joint Proxy Statement/Prospectus filed with the SEC on July 15, 2010, as supplemented on July 22, 2010 for a more detailed discussion of employment and change in control agreements.

Litigation Relating to the Merger

On April 27, 2010, a putative stockholder class action was filed in the District Court for Harris County, Texas by Todd Shelby against Cornell, members of the Cornell board of directors, individually, and GEO. The complaint alleged, among other things, that the Cornell directors breached their duties by entering into the Agreement without first taking steps to obtain adequate, fair and maximum consideration for Cornell’s stockholders by shopping the company or initiating an auction process, by structuring the transaction to take advantage of Cornell’s low current stock valuation, and by structuring the transaction to benefit GEO while making an alternative transaction either prohibitively expensive or otherwise impossible, and that Cornell and GEO have aided and abetted such breaches by Cornell’s directors.  The plaintiff filed an amended complaint on May 28, 2010. The amended complaint added additional allegations contending that the disclosures about the merger in the Joint Proxy Statement were misleading and/or inadequate.  Among other things, the original complaint and the amended complaint seek to enjoin Cornell, its directors and GEO from completing the merger and seek a constructive trust over any benefits improperly received by the defendants as a result of their alleged wrongful conduct.  The parties have reached a settlement of the litigation in principle (at an amount immaterial to the consolidated financial position of the Company), pursuant to which certain additional disclosures were included in the final form of the Joint Proxy Statement.  The settlement did not alter the terms of the transaction or the consideration to be received by shareholders.  The settlement remains subject to confirmatory discovery, preparation and execution of a formal stipulation of settlement, final court approval of the settlement and dismissal of the action with prejudice.

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

Liquidity and Capital Resources

General. Our primary capital requirements are for (1) purchases, construction or renovation of new facilities, (2) expansions of existing facilities, (3) working capital, (4) pre-opening and start-up costs related to new operating contracts, (5) acquisitions, (6) information systems hardware and software, and (7) furniture, fixtures and equipment.  Working capital requirements generally increase immediately prior to commencing management of a new (or activation of a facility expansion) as we incur start-up costs and purchase necessary equipment and supplies before facility management revenue is realized.

Cash Flows From Operating Activities.  Cash provided by operations was approximately $6.7 million for the six months ended June 30, 2010 compared to $18.3 million for the six months ended June 30, 2009, principally due to: (1) a reduction of approximately $3.8 million in net income during the six months ended June 30, 2010 as compared to the same period of the prior year and (2) an increase in restricted assets of approximately $6.7 million.

Cash Flows From Investing Activities.  Cash used in investing activities was approximately $11.3 million for the six months ended June 30, 2010 due primarily to capital expenditures of $13.2 million related to our Hudson Correctional Facility as well as the renovations at the D. Ray James Prison as we prepare for the transition of the facility to the BOP from the Georgia Department of Corrections.  These were partially offset by proceeds from the sale of fixed assets of $0.5 million and proceeds from the restricted debt payment account of $1.4 million.  Cash used in investing activities was approximately $14.6 million for the six months ended June 30, 2009 due to capital expenditures of $9.5 million related to the facility expansion projects at the D. Ray James Prison and Great Plains Correctional Facility, as well as certain infrastructure work at our Hudson, Colorado facility offset by insurance proceeds of $1.7 million (related to damages sustained at the Reid Community Residential Facility during Hurricane Ike in September 2008) and net payments to the restricted debt payment account of $6.8 million.

Cash Flows From Financing Activities.  Cash used in financing activities was approximately $7.0 million for the six months ended June 30, 2010 due to payments on our Amended Credit Facility of $2.6 million and the purchase and retirement of $3.0 million of our common stock. Additionally, MCF made a distribution to its partners of approximately $2.4 million. These were partially offset by proceeds from the exercise of stock options and the employee stock purchase plan of $0.9 million. Cash used in financing activities was approximately $1.7 million for the six months ended June 30, 2009 due primarily to borrowings of $2.0 million on our Amended Credit Facility offset by payments on the Amended Credit Facility of $4.0 million and proceeds from the exercise of stock options of $0.3 million.

Treasury Stock Repurchases.  We repurchased 145,473 shares of common stock in the six months ended June 30, 2010. All of these shares were retired.  We did not purchase any of our common stock in the six months ended June 30, 2009.  Under the terms of our Senior Notes and our Amended Credit Facility, we can repurchase shares of our stock subject to certain cumulative restrictions.

Long-Term Credit Facilities.  Our Amended Credit Facility provides for borrowings up to $100.0 million (including letters of credit) and matures in December 2011. At our election, outstanding borrowings bear interest, at either the LIBOR rate plus a margin ranging from 1.50% to 2.25% or a rate which ranges from 0.00% to 0.75% above the applicable prime rate.  The applicable margins are subject to adjustments based on our total leverage ratio. The available commitment under our Amended Credit Facility was approximately $20.5 million at June 30, 2010.  We had outstanding borrowings under our Amended Credit Facility of $67.4 million and we had outstanding letters of credit of approximately $12.1 million at June 30, 2010.  Subject to certain requirements, we have the right to increase the commitments under our Amended Credit Facility up to $150.0 million, although the indenture for our Senior Notes limits our ability, subject to certain conditions, to expand the Amended Credit Facility beyond $100.0 million.  We can provide no assurance that all of the banks that have made commitments to us under our Amended Credit Facility would be willing to participate in an expansion to the Amended Credit Facility should we desire to do so. The Amended Credit Facility is collateralized by substantially all of our assets, including the assets and stock of all of our subsidiaries. The Amended Credit Facility is not secured by the assets of MCF.

Our Amended Credit Facility contains financial and other restrictive covenants that limit our ability to engage in certain activities.  Our ability to borrow under the Amended Credit Facility is subject to compliance with certain financial covenants, including bank leverage, total leverage and fixed charge coverage ratios. At June 30, 2010, we were in compliance with all such covenants. Our Amended Credit Facility includes other restrictions that, among other things, limit our ability to incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make investments, restricted payments and asset dispositions; enter into transactions with affiliates; and engage in sale/leaseback transactions.

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

As the Senior Notes are redeemable at our option (subject to the requirements noted) we anticipate we will monitor the capital markets and continue to assess (pending the Merger) our capital needs and our capital structure, including potential refinancing of the Senior Notes.

Upon the occurrence of specified change of control events, (which would include consummation of the pending merger with GEO) unless we have exercised our option to redeem all the Senior Notes as described above, each holder will have the right to require us to repurchase all or a portion of such holder’s Senior Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, on the Senior Notes repurchased, to the applicable date of purchase.  The Senior Notes were issued under an indenture which limits our ability and the ability of our Guarantors to, among other things, incur additional indebtedness, pay dividends or make other distributions, make other restricted payments and investments, create liens, incur restrictions on the ability of the Guarantors to pay dividends or other payments to us, enter into transactions with affiliates, and engage in mergers, consolidations and certain sales of assets.

Future Liquidity

Our shelf registration statement under Form S-3 for potential offerings from time to time of up to $75.0 million in gross proceeds of debt securities, common stock, preferred stock, warrants or certain other securities was declared effective by the Securities and Exchange Commission in September 2008.

We expect to use existing cash balances, internally generated cash flows and borrowings from our Amended Credit Facility to fulfill anticipated obligations such as capital expenditures, working-capital needs and scheduled debt maturities over at least the next twelve months.  As of June 30, 2010, we had approximately $20.5 million of available capacity under our Amended Credit Facility.  We will continue to analyze our capital structure, including a potential refinancing of our Senior Notes and financing for our expected future capital expenditures, including any potential acquisitions.  We will consider potential acquisitions from time to time.  Our principal focus for acquisitions is anticipated to be in our Adult Secure and Adult Community-Based divisions, although we would also pursue attractively priced acquisitions in our Abraxas Youth and Family Services division.  We may decide to use internally generated funds, bank financing, equity issuances, debt issuances or a combination of any of the foregoing to finance our future capital needs. We may also seek, from time to time, to retire or purchase some of our common stock and/or outstanding debt through cash purchases in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  In July 2009, our Board of Directors authorized a stock repurchase program which provides for up to $10.0 million in purchases through December 2010.  In

September 2009, we adopted a 10b5-1 Plan to facilitate purchases of our common stock pursuant to such stock repurchase plan.  As noted, we purchased approximately $3.0 million of our common stock during the six months ended June 30, 2010.  The Company may also repurchase our common stock in open market purchases.  As a result of the proposed Merger with GEO, we terminated the 10b5-1 Plan and we do not intend to repurchase further shares of our common stock pending the Merger.  At June 30, 2010, we believe we have sufficient liquidity necessary to complete those projects (including the facility maintenance improvements to be performed in association with the contract transition preparation at D. Ray James Prison) for which we have outstanding commitments (as contained in Item 2. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations-Contractual Obligations and Commercial Commitments”).

Our internally generated cash flow is directly related to our business. Should the private corrections and juvenile businesses deteriorate, or should we experience poor results in our operations, cash flow from operations may be reduced. We have, however, continued to generate positive cash flow from operating activities over recent years and expect that cash flow will continue to be positive over the next year. Our access to debt and equity markets may be reduced or closed to us due to a variety of events, including, among others, industry conditions, general economic conditions, market conditions, credit rating agency downgrades of our debt and/or market perceptions of us and our industry.  The volatility seen in the financial markets which began in the third quarter of 2008 and has continued into 2010 (to varying degrees) is expected to be present (at some level) for the near term.  Such volatility could result in decreased availability of capital at economical terms (or at various times) and could also put additional financial and budgetary pressure on our customers.  Such conditions could potentially result in our inability to pursue additional future growth opportunities (such as facility expansions or new facility construction) and, if coupled with unexpected client, operational or other issues affecting our cash flow, in a need to seek additional financing at terms we would otherwise not accept.

In addition, our accounts receivable are with federal, state, county and local government agencies, which we believe generally reduces our credit risk.  However, it is possible that situations such as continuing budget resolutions, delayed passage of budgets or budget pressures may increase the length of repayment of certain of these receivables. For example, during 2009 the State of California notified vendors providing services to the state that it will temporarily issue IOU’s.  We received IOU’s from the State of California which were subsequently paid in full during the third quarter of 2009.  We do not currently hold any IOU’s from the State of California.  In addition, delays in the passage of budgets (such as experienced in the State of Pennsylvania in 2009) may lead to temporary delays in the repayment of our receivables from operations in such states.  This would lead to a temporary increase in our receivables, as evidenced by the increase in our accounts receivable — trade in the third quarter of 2009.  As the State of Pennsylvania did not pass a fiscal 2010 budget until mid-October 2009, the majority of the cities and counties in Pennsylvania chose to defer their payments (during the state budget impasse present through the third quarter of 2009) until the state budget had been adopted.  Subsequent to the passage of the state’s fiscal 2010 budget, our various Pennsylvania customers returned to their historic payment patterns. Budgetary pressures, such as those being experienced in states including Illinois, may also lead to a temporary increase in our accounts receivable, due to a lengthening of the payment of outstanding billings.  While we will closely monitor such situations, we do not currently expect this to have a significant negative impact on the repayment of our receivables related to our facilities in such locations.

Results of Operations

The following table sets forth for the periods indicated the percentages of revenue represented by certain items in our historical consolidated statements of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	72.0	70.9	74.3	72.0
Depreciation and amortization	4.4	4.5	4.5	4.7
General and administrative expenses	7.7	6.0	6.8	6.1
Income from operations	15.9	18.6	14.4	17.2
Interest expense, net	5.9	6.2	6.1	6.1
Income from operations before provision for income taxes	10.0	12.4	8.3	11.1
Provision for income taxes	4.5	5.1	3.6	4.6
Net income	5.5	7.3	4.7	6.5
Non-controlling interest	0.6	0.4	0.6	0.4
Income available to Cornell Companies, Inc.	4.9%	6.9%	4.1%	6.1%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues.  Revenues decreased approximately $1.4 million, or 1.3%, to $103.9 million for the three months ended June 30, 2010 from $105.3 million for the three months ended June 30, 2009.

Adult Secure Services. Adult Secure Services revenues increased approximately $1.9 million, or 3.2%, to $61.2 million for the three months ended June 30, 2010 from $59.3 million for the three months ended June 30, 2009 due primarily to (1) revenues of $4.8 million at the Hudson Correctional Facility which began operations in November 2009 and (2) an increase in revenues of $3.7 million at the Regional Correctional Center (“RCC”) due primarily to a $2.7 million contract-based revenue adjustment for the contract years March 26, 2007 through March 25, 2008 and March 26, 2008 through March 25, 2009. The increase in revenues due to the above, was offset by (1) a decrease in revenues of $3.5 million at the D. Ray James Prison due to reduced occupancy as we ramp down the population to transition the facility to the Federal Bureau of Prisons (“BOP”) from the Georgia Department of Corrections (“ GADOC”) and (2) a decrease in revenues of $0.9 million and $1.4 million, respectively, due to the termination of our contracts for the Baker Community Correctional Facility (“Baker”) and the Mesa Verde Community Correctional Facility (“Mesa Verde”) in December 2009.  The remaining net change in revenues of approximately $0.8 million was due to various fluctuations in revenues at our other Adult Secure Facilities.

At June 30, 2010, we operated eight Adult Secure Services facilities with an aggregate service capacity of 13,897.  Additionally, we had three vacant facilities with a combined service capacity of 894 beds at June 30, 2010.  Average contract occupancy was 80.4% for the three months ended June 30, 2010 compared to 87.3% for the three months ended June 30, 2009. The decrease in the average contract occupancy is primarily due to the under-utilization at our two facilities in California as a result of the termination of our contracts for these facilities in December 2009, and as well as reduced occupancy at the D. Ray James Prison due to its ongoing transition from GADOC to the BOP.  The average per diem rate for our Adult Secure Services facilities was approximately $56.61 and $55.28 for the three months ended June 30, 2010 and 2009, respectively. The average per diem rate for the three months ended June 30, 2010 excludes the contract-based revenue adjustment noted above pertaining to the RCC.

Abraxas Youth and Family Services.  Abraxas Youth and Family Services revenues decreased approximately $3.0 million, or 10.8%, to $24.7 million for the three months ended June 30, 2010 from $27.7 million for the three months ended June 30, 2009 due primarily to (1) a net decrease in revenues of $0.5 million due to the consolidation of the Texas Adolescent Treatment Center (“TATC”) operations with our Hector Garza Residential Treatment Center (“Hector Garza”) in late November 2009, (2) a decrease in revenues of $0.6 million at the Cornell Abraxas Center for Adolescent Females (“ACAF”) due to a reduction in occupancy, (3) a decrease in revenues of $0.5 million at the Cornell Abraxas of Ohio facility due to reduced occupancy and (4) a decrease in revenues of $0.5 million due to the termination of our management contracts for the Lebanon Alternative Education Program in August 2009 and the State Reintegration Program as of June 2009.  The remaining net decrease in revenues of $0.9 million was due to various fluctuations in revenues at our other Abraxas Youth and Family Services facilities and programs.

At June 30, 2010, we operated 15 residential Abraxas Youth and Family Services facilities and nine non-residential community-based programs with an aggregate service capacity of 2,804. Additionally, we had three vacant facilities with a combined service capacity of 239 beds.  Average contract occupancy for the three months ended June 30, 2010 was 92.8% compared to 89.4% for the three months ended June 30, 2009.  The increase in occupancy for the three months ended June 30, 2010 also reflects the decreased service capacity at June 30, 2010 of 3,043 as compared to 3,391 at June 30, 2009.

The average per diem rate for our residential Abraxas Youth and Family Services facilities was approximately $194.97 for the three months ended June 30, 2010 compared to $194.53 for the three months ended June 30, 2009.  Our average fee-for-service rate for our non-residential Abraxas Youth and Family Services community-based facilities and programs was approximately $46.15 for the three months ended June 30, 2010 compared to $45.17 for the three months ended June 30, 2009. Our average fee-for-service rate can fluctuate from period-to-period depending on the mix of services provided at our various Abraxas Youth and Family Services facilities and programs.

Adult Community-Based Services. Adult Community-Based Services revenues decreased approximately $0.4 million, or 2.2%, to $18.0 million for the three months ended June 30, 2010 from $18.4 million for the three months ended June 30, 2009 due primarily to the termination of our management contract for the Dallas County Judicial Treatment Center (“Dallas”) in late November 2009 which decreased revenues by $1.1 million.  The remaining net increase in revenues of approximately $0.7 million was due to various fluctuations in revenues at our other Adult Community-Based Services facilities and programs.

At June 30, 2010, we operated 27 residential Adult Community-Based Services facilities and three non-residential Adult Community-Based Services programs with an aggregate service capacity of 3,558.  Average contract occupancy was 115.5% for the three months ended June 30, 2010 compared to 111.3% for the three months ended June 30, 2009.  The average per diem rate for our residential Adult Community-Based Services facilities was approximately $71.35 for the three months ended June 30, 2010 compared to $66.85 for the three months ended June 30, 2009.  The average fee-for-service rate for our non-residential Adult Community-Based Services programs was approximately $10.05 for the three months ended June 30, 2010 compared to $10.35 for the three months ended June 30, 2009. Our average fee-for-service rates fluctuate as a result of changes in the mix of services provided by our various Adult Community-Based Services programs and facilities.

Operating Expenses. Operating expenses increased approximately $0.1 million, or 0.1%, to $74.8 million for the three months ended June 30, 2010 from $74.7 million for the three months ended June 30, 2009.

Adult Secure Services. Adult Secure Services operating expenses increased approximately $1.6 million, or 4.1%, to $40.5 million for the three months ended June 30, 2010 from $38.9 million for the three months ended June 30, 2009 due primarily to operating expenses of $5.9 million at the Hudson Correctional Facility which began operations in November 2009.  This increase in operating expenses was offset, in part, by (1) a combined decrease in operating expenses of $1.6 million due to the termination of our management contracts for Baker and Mesa Verde in December 2009 and (2) a decrease in operating expenses of $1.2 million at the D. Ray James Prison due to the reduced population in conjunction with the facility transition in process from GADOC to the BOP.  The remaining net decrease in operating expenses of $1.5 million was due to various fluctuations in operating expense at our other Adult Secure Services facilities.

As a percentage of segment revenues, Adult Secure Services operating expenses were 66.2% for the three months ended June 30, 2010 compared to 65.6% for the three months ended June 30, 2009.  The decrease in our operating margin for the three months ended June 30, 2010 was primarily to (1) the activation of our Hudson Correctional Facility in November 2009 (which is currently operating with available capacity), (2) those expenses related to our closed Baker and Mesa Verde facilities and (3) the customer transition in process at our D. Ray James Prison.

Abraxas Youth and Family Services.  Abraxas Youth and Family Services division operating expenses decreased approximately $1.0 million, or 4.2%, to $22.9 million for the three months ended June 30, 2010 from $23.9 million for the three months ended June 30, 2009 due primarily to the consolidation of TATC operations with our Hector Garza facility in late November 2009 which decreased operating expenses by approximately $0.7 million.  The remaining net decrease in operating expenses of $0.3 million was due to various fluctuations in operating expenses at our other Abraxas Youth and Family Services facilities and programs.

As a percentage of segment revenues, Abraxas Youth and Family Services operating expenses were 92.6% for the three months ended June 30, 2010 compared to 85.8% for the three months ended June 30, 2009.  The decrease in our operating margin in the three months ended June 30, 2010 was due primarily to the decrease in revenues as noted above (reflective of occupancy and customer mix at certain facilities).

Adult Community-Based Services. Adult Community-Based Services operating expenses decreased approximately $0.6 million, or 5.0% to $11.5 million for the three months ended June 30, 2010 from $12.1 million for the three months ended June 30, 2009 due primarily to the termination of our management contract for Dallas in late November 2009 which decreased operating expenses by approximately $0.9 million.  The remaining net increase in operating expenses of approximately $0.3 million was due to various fluctuations in operating expenses at our other Adult Community-Based facilities and programs.

As a percentage of segment revenues, Adult Community-Based Services operating expenses were 63.6% for the three months ended June 30, 2010 compared to 65.7% for the three months ended June 30, 2009.

Depreciation and Amortization.  Depreciation and amortization expense was approximately $4.5 million and $4.7 million for the three months ended June 30, 2010 and 2009, respectively.  Amortization of intangibles was approximately $0.1 million and $0.5 million for the three months ended June 30, 2010 and 2009, respectively.  The decrease in amortization expense in the three months ended June 30, 2010 was due to the full amortization of our non-compete agreements as of December 2009.

General and Administrative Expenses. General and administrative expenses increased approximately $1.7 million, or 26.9%, to $8.0 million for the three months ended June 30, 2009 compared to $6.3 million for the three months ended June 30, 2009 due primarily to legal and other professional advisory expenses incurred related to the Merger Agreement in the three months ended June 30, 2010 of approximately $2.3 million.

Interest. Interest expense, net of interest income, decreased to approximately $6.2 million for the three months ended June 30, 2010 from $6.6 million for the three months ended June 30, 2009. The decrease was primarily due to both lower average borrowings outstanding as well as lower average interest rates during the 2010 period.

Income Taxes. For the three months ended June 30, 2010, we recognized a provision for income taxes at an estimated effective rate of 44.8%.  For the three months ended June 30, 2009, we recognized a provision for income taxes at an estimated effective rate of 41.4%.  The change in our estimated effective tax rate in 2010 was related to a decrease in operating income across certain of our business segments and the increased impact of certain non-deductible expenses (including those attributable to certain stock-based awards).

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues. Revenues decreased approximately $1.1 million, or 0.5%, to $203.9 million for the six months ended June 30, 2010 from $205.0 million for the six months ended June 30, 2009.

Adult Secure Services. Adult Secure Services revenues increased approximately $3.9 million, or 3.4%, to $120.0 million for the six months ended June 30, 2010 from $116.1 million for the six months ended June 30, 2009 due primarily to (1) revenues of $9.4 million at the Hudson Correctional Facility which began operations in November 2009 and (2) an increase in revenues of $4.3 million at RCC due primarily to a contract-based revenue adjustment of $2.7 million related to the contract years March 26, 2007 through March 25, 2008 and March 26, 2008 through March 25, 2009. This increase in revenues was offset by (1) a decrease in revenues of $2.1 million and $2.9 million, respectively, due to the termination of our contracts at Baker and Mesa Verde in December 2009 and (2) a decrease in revenues of $4.3 million due to the reduced population at the D. Ray James Prison due reduced occupancy as we transition the facility over to the BOP from the GADOC.  The remaining net decrease in revenues of $0.5 million was due to increases in our other Adult Secure Facilities, primarily the Big Spring Correctional Center.

Average contract occupancy for the six months ended June 30, 2010 was 81.9% compared to 89.6% for the six months ended June 30, 2009. The decrease in the average contract occupancy is primarily due to the under-utilization at our two facilities in California as a result of the termination of our contracts for these facilities in December 2009 as well as reduced occupancy at the D. Ray James Prison in conjunction with its transition from GADOC to the BOP. The average per diem rate for our Adult Secure Services facilities was approximately $56.12 and $54.52 for the six months ended June 30, 2010 and 2009, respectively. The average per diem rate for the six months ended June 30, 2010 excludes the contract-based revenue adjustment noted above pertaining to the RCC.

Abraxas Youth and Family Services.  Abraxas Youth and Family Services revenues decreased approximately $5.2 million, or 9.7%, to $48.2 million for the six months ended June 30, 2010 from $53.4 million for the six months ended June 30, 2009 due to (1) a decrease in revenues of $0.8 million due to the consolidation of TATC operations with our Hector Garza facility in late November 2009, (2) a decrease in revenues of $1.0 million at the Cornell Abraxas Academy due to reduced occupancy, (3) a decrease in revenues of $0.9 million at ACAF due to reduced occupancy, (4) a decrease in revenues of $0.7 million due to the termination of management contract for the Lebanon Alternative Education Program in August 2009 and (5) a decrease in revenues of $0.6 million due to the termination of our management contract for the State Reintegration Program as of June 30, 2009.  The remaining net decrease in revenues of $1.2 million was due to various fluctuations in revenues at our other Abraxas Youth and Family Services facilities and programs.

Average contract occupancy was 89.9% and 86.8% for the six months ended June 30, 2010 and 2009, respectively. The increase in occupancy for the six months ended June 30, 2010 is also reflective of the decreased service capacity at June 30, 2010 of 3,043 as compared to 3,391 at June 30, 2009. The average per diem rate for our residential Abraxas Youth and Family Services facilities was approximately $194.82 and $195.96 for the six months ended June 30, 2010 and 2009, respectively.  The average fee-for-service rate for our non-residential Abraxas Youth and Family Services community-based facilities and programs was approximately $47.28 and $45.12 for the six months ended June 30, 2010 and 2009, respectively.

Adult Community-Based Services. Adult Community-Based Services revenues increased approximately $0.3 million, or 0.8%, to $35.8 million for the six months ended June 30, 2010 from $35.5 million for the six months ended June 30, 2009.  Revenues decreased approximately $2.1 million due to the termination of our management contract for the Dallas County Judicial Treatment Center in late November 2009.  This decrease in revenues was offset by various increases in revenues at our other Adult Community-Based Services facilities and programs, including among other facilities, an increase in revenues of $0.7 million at the Reid Community Residential Center and an increase in revenues of $0.4 million at the Grossman Center due to improved occupancy.

Average contract occupancy was 115.4% and 107.4% for the six months ended June 30, 2010 and 2009.  The average per diem rate for our residential Adult Community-Based Services facilities was $70.82 and $67.05 for the six months ended June 30, 2010 and 2009, respectively.  The average fee-for-service rate for our non-residential Adult Community-Based Services programs was $9.72 and $9.64 for the six months ended June 30, 2010 and 2009, respectively.

Operating Expenses. Operating expenses increased approximately $3.9 million, or 2.6%, to $151.5 million for the six months ended June 30, 2010 from $147.6 million for the six months ended June 30, 2009.

Adult Secure Services. Adult Secure Services operating expenses increased approximately $6.9 million, or 9.1%, to $82.5 million for the six months ended June 30, 2010 from $75.6 million for the six months ended June 30, 2009 due primarily to operating expenses of $11.7 million at the Hudson Correctional Facility which began operations in November 2009.  This increase in operating expenses was offset by (1) a combined decrease in operating expenses of $3.2 million due to the termination of our contracts at Baker and Mesa Verde in December 2009 and (2) a decrease in operating expenses of $1.4 million at the D. Ray James Prison due to reduced occupancy. The remaining net decrease in operating expenses of $0.2 million was due to various fluctuations in operating expenses at our other Adult Secure Services facilities.

As a percentage of segment revenues, Adult Secure Services operating expenses were 68.8% for the six months ended June 30, 2010 compared to 65.1% for the six months ended June 30, 2009. The decrease in our operating margin for the six months ended June 30, 2010 was primarily to (1) the activation of our Hudson Correctional Facility in November 2009 (which is currently operating with available capacity), (2) those expenses related to our closed Baker and Mesa Verde facilities and (3) the customer transition in process at our D. Ray James Prison.

Abraxas Youth and Family Services.  Abraxas Youth and Family Services operating expenses decreased approximately $2.2 million, or 4.6%, to $45.8 million for the six months ended June 30, 2010 from $48.0 million for the six months ended June 30, 2009 due primarily to (1) a decrease in operating expenses of $1.2 million due to the consolidation of TATC operations with our Hector Garza facility in late November 2009, (2) a decrease in operating expenses of $0.5 million due to the termination of our management contract for the Lebanon Alternative Education Program in August 2009 and (3) a decrease in operating expenses of $0.5 million due to the termination of the State Reintegration Program as of June 30, 2009.

As a percentage of segment revenues, Abraxas Youth and Family Services operating expenses were 95.2% and 89.9% for the six months ended June 30, 2010 and 2009, respectively.  The decrease in our operating margin for the six months ended June 30, 2010 was due primarily to the decrease in revenues as noted above (reflective of occupancy and customer mix at certain facilities).

Adult Community-Based Services. Adult Community-Based Services operating expenses decreased approximately $0.8 million, or 3.3%, to $23.2 million for the six months ended June 30, 2010 from $24.0 million for the six months ended June 30, 2009 due primarily to a decrease in operating expenses of $1.5 million due to the termination of our management contract for the Dallas County Judicial Treatment Center in late November 2009.  The remaining net increase in operating expenses of $0.7 million was due to various fluctuations in operating expenses at our other Adult Community-Based Services facilities and programs.

As a percentage of segment revenues, Adult Community-Based Services operating expenses were 64.8% for the six months ended June 30, 2010 compared to 67.7% for the six months ended June 30, 2009.

Depreciation and Amortization.  Depreciation and amortization expense was approximately $9.3 million and $9.6 million for the six months ended June 30, 2010 and 2009, respectively.  Amortization of intangibles was approximately $0.3 million and $0.9 million for the six months ended June 30, 2010 and 2009, respectively.  The decrease in amortization expense in the six months ended June 30, 2010 was due to the full amortization of our non-compete agreements as of December 2009.

General and Administrative Expenses. General and administrative expenses increased approximately $1.4 million, or 11.3%, to approximately $13.8 million for the six months ended June 30, 2010 from $12.4 million for the six months ended June 30, 2009 due primarily to an increase in legal and other professional advisory expenses related the Merger Agreement (of approximately $2.3 million) in the 2010 period.

Interest. Interest expense, net of interest income, decreased to approximately $12.3 million for the six months ended June 30, 2010 from $12.5 million for the six months ended June 30, 2009 due primarily to lower interest income in the six months ended June 30, 2010. The decrease in interest expense was due to both lower average interest rates as well as decreased borrowings outstanding in the 2010 period. We did not capitalize any interest in the six months ended June 30, 2010.  For the six months ended June 30, 2009, we capitalized interest of $0.7 million related to the 700 bed facility expansion project at the D. Ray James Prison.

Income Taxes.  For the six months ended June 30, 2010, we recognized a provision for income taxes at an estimated effective rate of 43.9%.  For the six months ended June 30, 2009, we recognized a provision for income taxes at an estimated effective rate of 41.5%.  The change in our estimated effective tax rate in 2010 was related to a decrease in operating income across certain of our business segments and the increased impact of certain non-deductible expenses (including those attributable to certain stock-based awards).

Contractual Uncertainties Related to Certain Facilities

Regional Correctional Center.  The Office of Federal Detention Trustee (“OFDT”) holds the contract for the use of the RCC on behalf of ICE, USMS and the BOP with Bernalillo County, New Mexico (the “County”) through an intergovernmental services agreement, and we have an operating and management agreement with the County.  In July 2007, we were notified by ICE that it was removing all ICE detainees from the RCC and the removal was completed in early August 2007.  The facility is still being utilized by the USMS and since May 2008 by the BOP, but not at its full capacity.  In February 2008, ICE informed us that it would not resume use of the facility.  In February 2008, OFDT attempted to unilaterally amend its agreement with the County to reduce the number of minimum annual guaranteed mandays under the agreement from 182,500 to 66,300.  Neither we nor the County believe OFDT has the right to unilaterally amend the contract in this manner, and OFDT has been informed of our position. Although either party to the intergovernmental services agreement has the right to terminate upon 180 days notice, neither party has exercised such right as of June 30, 2010.

During the third quarter of 2009, we filed a claim against the United States, acting through the United States Department of Justice, OFDT and ICE (collectively, “Defendants”) for breach of contract and breach of the duty of good faith and fair dealing, arising out of the Defendants’ improper modification of the intergovernmental services agreement (the “Contract”) and subsequent failure to pay for the shortfalls in the 2007-2008 and 2008-2009 minimum annual guaranteed mandays specified in the Contract. The United States Court of Federal Claims issued an opinion on July 14, 2010 in Board of County Commissioners of the County of Bernalillo, New Mexico, v. United States, Case No. 09-549 C, overturning the government’s decision to unilaterally reduce the number of mandays it used at the RCC. Cornell and the County successfully argued that the Contract with the OFDT obligated the government to utilize the RCC for an agreed upon number of mandays, and the government’s failure to meet that number required the government to pay for unused beds.  The OFDT argued that it had properly partially terminated the Contract to reduce the number of mandays. The Court will now decide damages for the government’s breach of the agreement.  Cornell and the County believe that the government owes approximately $4.2 million previously billed to the government for contract years March 26, 2007 through March 25, 2008 and March 26, 2008 through March 25, 2009, plus appropriate Contract Disputes Act interest. The government has the right to appeal the decision to the United States Court of Appeals for the Federal Circuit.

The Company is currently in settlement negotiations on this matter. Based on the recent legal ruling that affirmed that the agreement was not partially terminated and therefore billings under the contract terms were appropriate as well as our ongoing settlement discussions, Cornell recognized an additional $2.7 million contract-based revenue adjustment in the quarter ended June 30, 2010 related to the contract years March 26, 2007 through March 25, 2008 and March 26, 2008 through March 25, 2009.

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

Revenues for this facility were approximately $10.7 million (including the previously noted $2.7 million contract-based revenue adjustment) and $6.4 million for the six months ended June 30, 2010 and 2009, respectively.  The net carrying value of the leasehold improvements for this facility was approximately $0.2 million and $0.6 million at June 30, 2010 and December 31, 2009, respectively. Our lease for this facility requires monthly rent payments of approximately $0.13 million for the remaining term of the lease (which was extended through June 2011). To date, although we have several federal agencies using the RCC, the facility still has available capacity.  Our inability to expand the existing population with current or new customers or any disruption of our operations due to activity in the McClendon case could have an adverse effect on our financial condition, results of operations and cash flows.  We believe there has been no impairment to the carrying value of the leasehold improvements at this facility.

California Facilities. In October 2009, we were notified by the CDCR that they were terminating our contracts at our two small California male community correctional facilities, (Baker Community Correctional Facility (“Baker”) and Mesa Verde Community Correctional Facility (“Mesa Verde”)) which represent a combined 622 beds of service capacity.

Revenues for Baker were approximately $0.9 million and $2.1 million for the three and six months ended June 30, 2009.  There were no revenues in the three and six months ended June 30, 2010. The net carrying value of this owned facility was approximately $2.8 million at June 30, 2010 and December 31, 2009.  We are considering potential alternate customers for this facility (including the procurement in process for female low-security beds by the CDCR (for which this facility would qualify)), but we can make no assurances as to who the customer will be or what the possible timing might be. We believe that there has been no impairment to the carrying value of this facility.

Revenues for Mesa Verde were $1.4 million and $2.9 million for the three and six months ended June 30, 2009.  There were no revenues for the three and six months ended June 30, 2010. The net carrying value of the leasehold improvements for this facility was approximately $0.5 million and $0.6 million at June 30, 2010 and December 31, 2009, respectively. Our lease for this facility requires monthly rent payments ranging from approximately $0.14 million to $0.16 million over the remaining term of the lease through June 2015. We are considering potential alternate customers for this facility (including the procurement in process for female low-security beds by the CDCR (for which this facility would qualify)), which we believe will ultimately result in the recovery of our investment in this facility. However, we can make no assurances as to who the customer will be (or what the possible timing might be). We believe that there has been no impairment to the carrying value of the leasehold improvements at this facility.

Great Plains Correctional Facility.  On August 6, 2010, we announced that we had received notification from the Arizona Department of Corrections (“AZDOC”) of its election not to renew its contract at our 2,048 bed Great Plains Correctional Facility (“Great Plains”) in Hinton, Oklahoma, which is scheduled to expire on September 12, 2010.  The Company will be working with Arizona to determine the schedule for the transfer of inmates, which the Company expects to complete in 2010.

Revenues for Great Plains were approximately $8.6 million and $9.8 million for the three months ended June 30, 2010 and 2009, respectively. Revenues were approximately $17.3 million and $19.7 million for the six months ended June 30, 2010 and 2009, respectively. The net carrying value of this owned facility was approximately $80.5 million at June 30, 2010 and $81.5 million at December 31, 2009. We are considering potential alternate customers for this facility (including several procurements in-process or pending for which this facility would qualify), but we can make no assurances as to who the customer will be or what the possible timing might be. We believe that there has been no impairment to the carrying value of this facility.

Realization of long-lived assets

We review our long-lived assets (including our facilities at a facility-by-facility level) for impairment at least annually or when changes in circumstances or a triggering event indicates that the carrying amount of the asset may not be recoverable in accordance with GAAP.  GAAP requires that long-lived assets to be held and used recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable from its estimated future undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and the fair value of the asset. Assets to be disposed of by sale are recorded at the lower of their carrying amount or fair value less estimated selling costs. We estimate projections of undiscounted cash flows, and also fair value, based upon the best information available, which may include expected future discounted cash flows to be produced by the asset and/or available market prices. Factors that significantly influence estimated future cash flows include the periods and levels of occupancy for the facility, expected per diem or reimbursement rates, assumptions regarding the levels of staffing, services and future operating and capital expenditures necessary to generate forecasted revenues, related costs for these activities and future rate of increases or decreases associated with these factors. Information typically utilized will also include relevant terms of existing contracts (for similar services and customers), market knowledge of customer demand (both present and anticipated) and related pricing, market competitors, and our historical experience (as to areas including customer requirements, contract terms, operating requirements/costs, occupancy trends, etc.). We may also consider the results of any appraisals if a fair value is necessary. Estimates for factors such as per diem or reimbursement rates may be highly subjective, particularly in circumstances where there is no current operating contract in place and changes in the assumptions and estimates could result in the recognition of impairment charges.

We may be required to record an impairment charge in the future if we are unable to successfully negotiate a replacement contract on any of our facilities for which we currently have an operating contract.

Contractual Obligations and Commercial Commitments

We have assumed various financial obligations and commitments in the ordinary course of conducting our business.  We have contractual obligations requiring future cash payments, such as management and consulting agreements.

We maintain operating leases in the ordinary course of our business activities.  These leases include those for operating facilities, office space and office and operating equipment, and the agreements expire between 2010 and 2075. As of June 30, 2010, our total commitment under these operating leases was approximately $125.8 million.

The following table details the known future cash payments (on an undiscounted basis) related to our various contractual obligations as of June 30, 2010 (in thousands):

	Payments Due by Period
			2011 -	2013 -
	Total	2010	2012	2014	Thereafter

Contractual Obligations:
Long-term debt — principal
• Cornell Companies, Inc.	$112,000	$—	$112,000	$—	$—
• Special Purpose Entity	121,700	13,400	30,400	35,800	42,100
Long-term debt — interest
• Cornell Companies, Inc.	24,080	6,020	18,060	—	—
• Special Purpose Entity	39,424	5,154	17,110	11,740	5,420
Revolving line of credit-principal
• Cornell Companies, Inc.	67,400	—	67,400	—	—
Revolving line of credit-interest
• Cornell Companies, Inc.	2,157	724	1,433	—	—
Capital lease obligations
• Cornell Companies, Inc.	8	8	—	—	—
Construction commitments	2,758	2,758	—	—	—
Operating leases	125,757	8,761	29,648	27,585	59,763
Total contractual cash obligations	$495,284	$36,825	$276,051	$75,125	$107,283

Approximately $2.9 million of unrecognized tax benefits have been recorded as liabilities as of June 30, 2010 but are not included in the contractual obligations table above because we are uncertain as to if or when such amounts may be settled.  Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for potential penalties of approximately $0.1 million and for interest of approximately $0.2 million as of June 30, 2010.

We enter into letters of credit in the ordinary course of operating and financing activities.  As of June 30, 2010, we had outstanding letters of credit of approximately $12.1 million primarily for certain workers’ compensation insurance and other operating obligations.  The following table details our letters of credit commitments as of June 30, 2010 (in thousands):

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

Credit Risk

Due to the short duration of our investments, changes in market interest rates would not have a significant impact on their fair value.  In addition, our accounts receivables are with federal, state, county and local government agencies, which we believe reduces our credit risk. However, it is possible that such situations as continuing budget resolutions, delayed passage of budgets or budget pressures may increase the length of repayment of certain receivables.  During the third quarter of 2009 the State of California notified vendors providing services to the state that it would temporarily issue IOU’s.  We received IOU’s from the State of California which were subsequently repaid prior to September 30, 2009, and we do not presently hold any IOU’s from the State of California as of December 31, 2009.  In addition, delays in the passage of budgets (such as experienced in the State of Pennsylvania in 2009) may lead to temporary delays in the repayment of our receivables from operations in such states. As the State of Pennsylvania did not pass a fiscal 2010 budget until mid-October 2009, the majority of the cities and counties in Pennsylvania chose to defer their payments (during the state budget impasse through the third quarter 2009) until the state budget had been adopted. Subsequent to the passage of the state’s fiscal 2010 budget, our various Pennsylvania customers returned to their historic payment patterns. Budgetary pressures, such as those being experienced in states including Illinois, may also lead to a temporary increase in our accounts receivable, due to a lengthening of the payment of outstanding billings. While we closely monitor such situations, we do not currently expect this to have a permanent impact on the repayment of our receivables related to our facilities.

Interest Rate Exposure

Our exposure to changes in interest rates primarily results from our Amended Credit Facility, as these borrowings have floating interest rates.  The debt on our consolidated financial statements at June 30, 2010 with fixed interest rates consist of the 8.47% Bonds issued by MCF, in August 2001 in connection with the 2001 Sale and Leaseback Transaction and $112.0 million of Senior Notes.  The detrimental effect of a hypothetical 100 basis point increase in interest rates on our current borrowings under our Amended Credit Facility would be to reduce income before provision for income taxes by approximately $0.3 million for the six months ended June 30, 2010.  At June 30, 2010, the fair value of our consolidated debt was approximately $305.6 million based upon quoted market prices or discounted future cash flows using the same or similar securities.

Inflation

Other than personnel, offender medical costs at certain facilities, and employee medical and worker’s compensation insurance costs, we believe that inflation has not had a material effect on our results of operations during the past two years.  We have experienced significant increases in resident/inmate medical costs and employee medical and worker’s compensation insurance costs, and we have also experienced higher personnel costs during the past two years. Most of our facility contracts provide for payments of either fixed per diem fees or per diem fees that increase by only small amounts during the term of the contracts. Inflation could substantially increase our personnel costs (the largest component of our operating expenses), medical and insurance costs or other operating expenses at rates faster than any increases in contract revenues.  Food costs (part of our resident/inmate care costs) were also subject to rising prices in 2009 and 2010.  We believe we have limited our exposure through long-term contracts with fixed term pricing.

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

Changes in Internal Control over Financial Reporting

In connection with the evaluation as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act, we have not identified any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during our fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have entered into an Agreement and Plan of Merger with The GEO Group, Inc. (“GEO”) and GEO Acquisition III, Inc. (“Merger Sub”), dated April 18, 2010, as amended on July 22, 2010 (the “Merger Agreement”), pursuant to which GEO will acquire the Company (the “Merger”). The Merger is subject to a number of conditions to closing, including (i) the approval of the issuance of shares of GEO common stock in accordance with the terms of the Merger Agreement, (ii) the adoption of the Merger Agreement by the Cornell stockholders, (iii) the expiration or termination of the waiting period (and any extension thereof) or the resolution of any litigation instituted applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) or any other applicable federal or state statute or regulation, (iv) no temporary restraining order, preliminary or permanent injunction or other order shall have been issued (and remain in effect) by a court or other governmental entity having the effect of making the merger illegal or otherwise prohibiting the consummation of the Merger, (v) the approval for listing on the New York Stock Exchange of the shares of GEO common stock issuable in connection with the Merger, and (vi) the receipt of certain third party contractual approvals that are required as a result of the Merger.

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

There may be a delay between GEO and Cornell each receiving the necessary stockholder approvals for the Merger and the closing of the transaction, during which time we will lose the ability to consider and pursue alternative acquisition proposals, which might otherwise be superior to the Merger.

Following the GEO shareholder and Cornell stockholder approvals, the Merger Agreement prohibits us from taking any actions to review, consider or recommend any alternative acquisition proposals, including those that could provide a superior benefit to our stockholders when compared to the Merger.  Given that there could be a delay between stockholder approval and closing, the time during which we could be prevented from reviewing, considering or recommending such proposals could be significant.

A lawsuit has been filed against Cornell, members of Cornell’s board of directors and GEO challenging the Merger, and an unfavorable judgment or ruling in this lawsuit could prevent or delay the consummation of the Merger, result in substantial costs or both.

Cornell, its directors and GEO were named in a purported stockholder class action complaint filed in Texas state court. The complaint, as amended, alleged, among other things, that Cornell’s directors breached their fiduciary duties by entering into the Merger Agreement without first taking steps to obtain adequate, fair and maximum consideration for Cornell’s stockholders by shopping the company or initiating an auction process, by structuring the transaction to take advantage of Cornell’s current low stock valuation, and by structuring the transaction to benefit GEO while making an alternative transaction either prohibitively expensive or otherwise impossible, that the disclosures about the Merger in the Joint Proxy Statement were misleading and/or inadequate, and that the corporate defendants aided and abetted such breaches by Cornell’s directors.  The plaintiffs sought, among other things, both an injunction prohibiting the Merger and a constructive trust in an unspecified amount.  As described in Part II, Item 1. Legal Proceedings above, the parties have reached a settlement in principle resolving this litigation.  However, the settlement remains subject to confirmatory discovery, preparation and execution of a formal stipulation of settlement, final court approval of the settlement and dismissal of the action with prejudice, and there can be no assurance that such conditions will be satisfied.

ITEM 2.                       Unregistered Sales of Equity Securities and Use of Proceeds.

None

ITEM 3.                       Defaults Upon Senior Securities.

None.

ITEM 4.                       Removed and Reserved.

None.

ITEM 5.                       Other Information.

None.

ITEM 6.                        Exhibits.

2.1          Amendment to Agreement and Plan of Merger dated as of July 22, 2010, by and among Cornell Companies, Inc., The GEO Group and GEO Acquisition III, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2010).

10.1        Form of 2010 Restricted Stock Award Agreement (Profitability and Time Based) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2010).

10.2        Form of 2010 Restricted Stock Award Agreement (Performance Based) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2010.

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

CORNELL COMPANIES, INC.

Date: August 9, 2010	By:	/s/ James E. Hyman
JAMES E. HYMAN
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: August 9, 2010	By:	/s/ John R. Nieser
JOHN R. NIESER
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)